Form 10-K/A
period 1994-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 1995-11-03
CIK 709337

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                             FORM 10-K/A

[X] Annual Report Pursurant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1994, Commission file number 0-12055

                                  OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)

                          Farmers National Banc Corp.

          (Exact name of registrant as specified in its charter)

                Ohio                                34-1371693

(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

     20 South Broad Street
      Canfield, Ohio  44406                           44406

(Address of principal executive                (Zip Code)
 offices)

Registrant's telephone number, including area code:     216-533-3341


Securities registered pursuant to Section 12(b) of the Act:     None


Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $2.50 per share

                         (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X     No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates that as of February 6, 1995, the aggrgate market value of the voting stock held by non-affiliates of the registrant (including 171,855 shares held by officers and directors of the registrant) was approximately $46,709,760.

As of February 6, 1995, the registrant had outstanding 1,556,992 shares of common stock having a par value of $2.50 per share.

Supervision and Regulation

     The Corporation is a one bank holding company and is regulated by the Federal Reserve Bank (the "FRB"). The bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the "OCC"), as well as the Federal Deposit Insurance Corporation (the "FDIC"). Changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and the Corporation's capital position as of December 31, 1994 and 1993 are presented on page 16 of the annual report to shareholders for the year ended December 31, 1994 and is hereby incorporated by reference.
     The Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended. This Act restricts the geographic and product range of bank holding companies by defining the types and locations of institutions the holding companies can own or acquire. This act also regulates transactions between the Corporation and the bank and generally prohibits tie-ins between credit and other products and services.
     The bank is subject to regulation under the National Banking Act and is periodically examined by the OCC and is subject to the rules and regulations of the FRB. As an insured institution and member of the Bank Insurance Fund ("BIF"), the bank is also subject to regulation by the FDIC. Establishment of branches is subject to approval of the OCC and geographic limits established by state law. Ohio branch banking law permits a bank having its principal place of business in the State of Ohio to establish branch offices in any county in Ohio without geographic restrictions.

     FDICIA
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and several other federal banking statutes. Among other things, FDICIA requires federal banking agencies to broaden the scope of corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC.
                                 I-3
FDICIA established five capital tiers: "well capitalized"; "adequately capitalized"; "undercapitalized"; "significantly undercapitalized"; and "critically undercapitalized" and imposes significant restrictions on the operations of a depository institution that is not in either of the first two of such categories. A depository institution's capital tier will depend upon the relationship of its capital to various capital measures. A depository institution will be deemed to be "well capitalized" if it is significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it significantly below any such measure and "critically undercapitalized" if it fails to meet any critical capital level set forth in regulations. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices.
     Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if the bank has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if the bank has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%.


                                I-3.1
     FDICIA generally prohibits a depository institution from making a capital distribution (including payment of dividends) or paying management fees to any entity that controls the institution if it thereafter would be undercapitalized.
If an institution becomes undercapitalized, it will be generally restricted from borrowing from the Federal Reserve, increasing its average total assets, making any acquisitions, establishing any branches or engaging in any new line of business. An undercapitalized institution must submit an acceptable capital restoration plan to the appropriate federal banking agency, which plan must, in the opinion of such agency, be based on realistic assumptions and be "likely to succeed" in restoring the institution's capital. In connection with the approval of such a plan, the holding company of the institution must guarantee that the institution will comply with the plan, subject to a limitation of liability equal to a portion of the institution's assets. If an undercapitalized institution fails to submit an acceptable plan or fails to implement such a plan, it will be treated as if it is significantly undercapitalized.
     Under FDICIA, bank regulators are directed to require "significantly undercapitzlized" institutions, among other things, to restrict business activities, raise capital through a sale of stock, merge with another institution and/or take any other action which the agency determines would better carry out the purposes of FDICIA.
     Within 90 days after an institution is determined to be "critically undercapitalized", the appropriate federal banking agency must, in most cases, appoint a receiver or conservator for the institution or take such other action as the agency determines would better achieve the purposes of FDICIA. In general, "critically undercapitalized" institutions will be prohibited from paying principal or interest on their subordinated debt and will be subject to other substantial restrictions.
     Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits. Undercapitalized institutions are prohibited from offering interest rates on deposits significantly higher than prevailing rates.
                                I-3.2
     The provisions of FDICIA governing capital regulations became effective on December 19, 1992.
FDICIA also directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate.
     FDICIA also contains a variety of other provisions that could affect the operations of the Corporation, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank's insiders and guidelines governing regulatory examinations.
     Pursuant to FDICIA, the FDIC has developed a transitional risk- based assessment system, under which, beginning on January 1, 1993, the assessment rate for an insured depository institution varied according to its level of risk.
An institution's risk category will depend upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized and whether it is assigned to Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the area of weakness. Based on its capital and supervisory subgroups, each BIF member institution will be assigned an annual FDIC assessment rate per $100 of insured deposits.


                                I-3.3

INTERSTATE BANKING AND BRANCHING LEGISLATION
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic constraint beginning September 29, 1995. Beginning June 1, 1997, the IBBEA also authorizes banks to merge with banks located in another state provided that neither state has "opted out" of interstate branching between September 29, 1994 and May 31, 1997. States also may enact legislation permitting interstate merger transactions prior to June 1, 1997. After acquiring interstate branches through a merger, a bank may establish additional branches in that state at the same locations as any bank involved in the merger could have established branches under state and federal law. In addition, a bank may establish a de novo branch in another state that expressly permits the establishment of such branches. A bank that establishes a de novo interstate branch may thereafter establish additional branches on the same basis as a bank that has established interstate branches through a merger transaction.
     If a state "opts out" of interstate branching, no bank from another state may establish a branch in that state, whether through a merger or de novo establishment. Several states are considering legislation to opt out of the interstate branching provisions of the IBBEA or, alternatively, to permit interstate branching prior to the June 1, 1997 statutory effective date. It is not possible to predict the full impact of these actions on the Bank or the Corporation until May 31, 1997, the date by which all such statutes must be adopted.
Competition
     The Bank competes with state and national banks located in Mahoning and Columbiana counties.
     The Bank also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions and commercial finance and leasing companies, for deposits, loans and service business. Money market mutual funds, brokerage houses and similar institutions provide in a relatively unregulated environment many of the financial services offered by the Bank.
                                I-3.4
Many competitors have substantially greater resources than the Bank. In the opinion of management, the principal methods of competition are the rates of interest charged for loans, the rates of interest paid for funds, the fees charged for services and the availability of services.
Employees
     As of December 31, 1994, the Corporation and its subsidiaries had 145 employees. The registrant considers its relations with its employers to be satisfactory.

























                                I-3.5

                              SIGNATURES
Pursuant to the requirements of Section 13 or 15(D) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.              Farmers National Banc Corp.


by___________________________________    by__________________________________
  William D. Stewart                     Gene A. Dean
  President & Chief Executive Officer    Comptroller & Chief Financial Officer



________________________        President & Director            March 30, 1995
William D. Stewart


________________________              Director                  March 30, 1995
Benjamin R. Brown


________________________        Executive Vice President        March 30, 1995
Richard L. Calvin                    and Director


________________________              Director                  March 30, 1995
James Centofanti


________________________              Director                  March 30, 1995
Joseph O. Lane


________________________              Director                  March 30, 1995
David C. Myers


________________________              Director                  March 30, 1995
Edward A. Ort


________________________       Senior Vice President            March 30, 1995
Frank L. Paden                      and Director


________________________              Director                  March 30, 1995
Ronald V. Wertz