Form 10-Q/A
period 1995-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 1995-11-03
CIK 709337

FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

               Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the Quarter ended June 30, 1995           Commission file number  2-80339



                            FARMERS NATIONAL BANC CORP.
            (Exact name of registrant as specified in its charter)


              OHIO                                     34-1371693
(State or other jurisdiction of            (I.R.S. Employer Identification No)
  incorporation or organization)


        20 South Broad Street
         Canfield, OH  44406                              44406
(Address of principal executive offices)                (Zip Code)


                                    (216) 533-3341
                (Registrant's telephone number, including area code)


                                    Not applicable
                (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X             No  _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock.

               Class                       Outstanding at June 30, 1995

     Common Stock, $2.50 Par Value                1,583,979 shares












Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The Corporation's net income for the second quarter of 1995 was $797,279 or $.51 per share which is a 4.60% decrease compared with the $835,771 or $.55 per share earned during the same period last year. Return on average assets and return on average equity for the second quarter of 1995 were 1.09% and 10.44% respectively compared to 1.19% and 12.58% for the same period in 1994.
    Net income for the first six months of 1995 was $1,592,110 or $1.02 per share, which results in a 1.78% increase compared to the $1,564,323 or $1.04 per share for the first six months of 1994. Return on average assets and return on average equity for the six months ended June 30, 1995 were 1.09% and 10.42% respectively compared to 1.12% and 11.78% for the same period last year.
     The decrease in net income for the second quarter was mainly attributable to an 8.43% increase in other expenses. This increase is primarily due to an increase in staff and facilities to support growth in assets and the opening of the Columbiana, Ohio office in December, 1994. The Corporation's net interest income increased 3.55% from $2,867,689 for 1994 to $2,969,351 for the same quarter of 1995. This increase resulted from the overall rise in interest rates in the past twelve months. Additionally, the substantial growth in the balance of Federal funds sold has resulted in an increase in federal funds sold income of $109,307 for the quarter. This growth in federal funds sold is fueled by a 5.52% increase in deposits in the past twelve months.

Liquidity
     Liquidity is defined as the ability to meet all financial obligations when due. The central role of liquidity management is to insure that the Corporation has ready access to sufficient liquid funds to meet normal transaction requirements such as customer loan requirements, to take advantage of market opportunities which require flexibility and speed to provide a cushion against unforeseeable needs.
     As of June 30, 1995, the Corporation's formula for measuring liquidity stood at 5.49%, with 3.0% considered adequate to meet funding needs. This calculation compares favorably to 3.62% at the same time last year.
     The Corporation has just recently become a member of the Federal Home Loan Bank. The Corporation plans to utilize the bank's services as an additional source of funding.


                                     6
Capital Resources
     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 1995, the Corporation's total risk-based capital ratio stood at 16.64%, and the Tier I risked-based capital ratio and Tier I leverage ratio were at 15.39% and 10.73% respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risked-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.
Other Matters
     The Farmers National Banc Corp.'s subsidiary, the Farmers National Bank of Canfield has signed a purchase agreement to acquire the deposits and fixed assets of the Leetonia, Ohio office of Banc One. This transaction is currently pending approval from the Office of the Comptroller of the Currency.



























                                     7
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
     There are no material pending legal proceedings to which the registrant or its subsidiary is a party, or of which any of their property is the subject, except proceedings which arise in the ordinary course of business.
In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position of the registrant and its subsidiary.
Item 2.  Changes in Securities
     Not applicable.
Item 3.  Defaults Upon Senior Securities
     Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
     (a) Farmers National Banc Corp's annual meeting of shareholders was held on March 30, 1995.
     (b & c) Proxies were solicited by Farmers National Banc Corp's management pursuant to Regulation 14 under Securities Exchange Act of 1934. Elected to serve as director until the 1996 annual meeting of shareholders were the management's nominees Benjamin R. Brown (1,249,939 votes), Richard L Calvin (1,249,939 votes), Joseph O. Lane (1,249,160 votes), David C. Myers (1,249,919 votes), Edward A. Ort (1,249,939 votes), Frank L. Paden (1,249,939 votes), William D. Stewart (1,249,939 votes) and Ronald V. Wertz (1,249,939 votes).
     (d) Not applicable
Item 5.  Other Information
     Not applicable.
Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits
         2.1.  Not applicable.
         4.1. The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Articles of Incorporation are incorporated by reference to
               Exhibit 3.1. of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The By-laws are incorporated by reference to Exhibit 3.2. of the registrant's Annual Report on Form 10-K for the fiscal year ended De-cember 31, 1994. The registrant agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the registrant and its subsidiary.



                                     8

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FARMERS NATIONAL BANC CORP.
Dated:  ___________________        ______________________________________
                                   William D. Stewart
                               President and Secretary
Dated:  ___________________        ______________________________________
                                   Gene A. Dean
                                   Comptroller, Farmers National Banc Corp.





























                                    10