Form 10-Q
period 1995-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 1995-11-13
CIK 709337

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

               Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934




For the Quarter ended September 30, 1995      Commission file number  2-80339



                            FARMERS NATIONAL BANC CORP.
            (Exact name of registrant as specified in its charter)


              OHIO                                     34-1371693
(State or other jurisdiction of            (I.R.S. Employer Identification No)
  incorporation or organization)


        20 South Broad Street
         Canfield, OH  44406                              44406
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

               Class                       Outstanding at September 30, 1995

     Common Stock, $2.50 Par Value                   1,597,850 shares










PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                         Page


Included in Part I of this report:


     Farmers National Banc Corp. and Subsidiary

          Consolidated Balance Sheets                                  1
          Consolidated Statements of Income                            2
          Consolidated Statements of Cash Flows                        3

     Notes to Consolidated Financial Statements                       4-5



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         6-10


PART II - OTHER INFORMATION

Other Information and Signatures                                    11-13






































CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY


                                                   Sept. 30,        Dec. 31,
                                                     1995            1994


ASSETS

Cash and due from banks                          $ 12,197,694    $ 11,525,724
Federal funds sold                                 16,847,000       2,983,000
   TOTAL CASH & CASH EQUIVALENTS                   29,044,694      14,508,724

Investment Securities:
 Securities available for sale                     35,364,553      38,513,343
 Securities held to maturity                       10,178,784       9,493,005
   TOTAL INVESTMENT SECURITIES                     45,543,337      48,006,348

Total Loans                                       226,787,065     217,734,346
Less allowance for possible loan losses             2,973,851       2,746,420
   NET LOANS                                      223,813,214     214,987,926

Premises and equipment, net                         5,010,093       4,121,382
Other assets                                        2,613,419       2,820,447
                                                 $306,024,757    $284,444,827


LIABILITIES AND STOCKHOLDERS EQUITY

Deposits (all domestic):
 Noninterest-bearing                             $ 21,610,053    $ 24,598,424
 Interest bearing                                 238,909,129     219,703,940
   TOTAL DEPOSITS                                 260,519,182     244,302,364

Short-term borrowings:
 U.S. Treasury interest-bearing demand note           766,142         792,011
 Securities sold under repurchase agreements       11,109,535       9,211,919
   TOTAL SHORT-TERM BORROWINGS                     11,875,677      10,003,930

Other liabilities & deferred credits                1,127,157       1,223,266
   TOTAL LIABILITIES                              273,522,016     255,529,560

Stockholders equity:
 Common stock-Authorized 2,400,000 shares
  issued & outstanding 1,597,850 in Sept. 1995
  & 1,556,992 in December 1994                      3,994,625       3,892,480
Additional paid-in capital                         14,534,924      13,300,977
Retained earnings                                  13,979,518      12,385,429
Unrealized Apprec. (Deprec.) on debt securities        (6,326)       (663,619)
   TOTAL STOCKHOLDERS EQUITY                       32,502,741      28,915,267
                                                 $306,024,757    $284,444,827











CONSOLIDATED STATEMENTS OF INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                                             Three months ended          Nine months ended
                                          Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                             1995          1994          1995          1994
INTEREST INCOME

Interest & fees on loans                 $ 4,751,850   $ 4,283,661   $13,648,570   $12,522,110
Interest & dividends on investment sec.:
   Taxable interest                          537,932       564,272     1,599,803     1,602,052
   Interest exempt from fed. income taxes    104,520       103,409       328,105       304,242
   Dividends                                   5,556         5,839        17,010        15,331
Interest on federal funds sold               237,334        47,551       466,636       177,451
     TOTAL INTEREST INCOME                 5,637,192     5,004,732    16,060,124    14,621,186


INTEREST EXPENSE

Deposits                                   2,414,498     1,887,596     6,698,579     5,754,790
Short-term borrowing                         129,868        86,138       350,943       217,659
      TOTAL INTEREST EXPENSE               2,544,366     1,973,734     7,049,522     5,972,449
         NET INTEREST INCOME               3,092,826     3,030,998     9,010,602     8,648,737
Provision for possible loan losses            60,000        60,000       240,000       270,000

      NET INTEREST INCOME AFTER PROVISION
      FOR POSSIBLE LOAN LOSSES             3,032,826     2,970,998     8,770,602     8,378,737


OTHER INCOME

Service charges on deposit accounts          243,615       244,726       721,956       709,182
Net investment security gains/(losses)           -0-        17,675   (       197)       88,327
Other operating income                        94,119        86,726       283,143       243,178
      TOTAL OTHER INCOME                     337,734       349,127     1,004,902     1,040,687


OTHER EXPENSES

Salaries and employee benefits             1,048,431       926,956     3,068,104     2,761,509
Net occupancy expense of premises            126,206       111,832       378,314       353,366
Furniture and equipment expense,
   including depreciation                    124,913       119,991       376,422       400,704
Intangible and other assets                  107,958        95,287       331,959       293,334
Federal deposit insurance                      5,306       133,558       283,868       409,558
Other operating expenses                     573,453       503,711     1,643,811     1,492,470
      TOTAL OTHER EXPENSES                 1,986,267     1,891,335     6,082,478     5,710,941
      INCOME BEFORE FEDERAL INCOME TAXES   1,384,293     1,428,790     3,693,026     3,708,483


FEDERAL INCOME TAXES                         440,109       454,746     1,156,732     1,170,116
      NET INCOME                          $  944,184   $   974,044   $ 2,536,294   $ 2,538,367

*Net income per share                     $      .60   $       .65   $      1.61   $      1.68

*Adjusted to reflect weighted average
 shares outstanding, without audit and
 before adjustments.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                 Sept. 30,     Sept. 30,
                                                                   1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                              $ 16,469,349  $ 15,229,748
Fees and commissions received                                     1,005,099       952,360
Interest paid                                                  (  6,816,764) (  6,006,479)
Cash paid to suppliers and employees                           (  5,918,423) (  5,593,933)
Income taxes paid                                              (  1,145,000) (  1,270,135)
   NET CASH PROVIDED BY OPERATING ACTIVITIES                      3,594,261     3,311,561


CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturity of investments available for sale         12,000,000    12,123,630
Proceeds from maturity of investments held to maturity            1,655,981     4,780,321
Proceeds from sale of securities held to maturity                       -0-       522,675
Proceeds from sale of investments available for sale              1,999,687     4,081,530
Purchase of investment securities held to maturity             (  2,347,685) (  3,932,614)
Purchase of investment securities available for sale           ( 10,052,705) ( 17,418,502)
Net increase in loans made to customers                        ( 10,416,456) ( 11,152,381)
Purchase of premises and equipment                             (  1,185,021) (    246,807)
Purchase of other real estate                                           -0-  (    164,433)
Proceeds from sale of other real estate                             252,291           -0-
   NET CASH USED IN INVESTING ACTIVITIES                       (  8,093,908) ( 11,406,581)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand deposits,
 NOW accounts and savings accounts                             (  7,396,953)    4,103,422
Net increase (decrease) in time deposits                         26,115,942     1,845,804
Dividends paid                                                 (    888,637) (    720,527)
Proceeds from sale of common stock                                1,336,052     1,101,724
Other                                                          (    130,787)          -0-
   NET CASH PROVIDED FROM FINANCING ACTIVITIES                   19,035,617     6,330,423

   NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS             14,535,970  (  1,764,597)

CASH AND CASH EQUIVALENTS

Beginning of period                                              14,508,724    16,825,874
End of period                                                  $ 29,044,694  $ 15,061,277

RECONCILATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES

Net Income                                                     $  2,536,294  $  2,538,367
Add (deduct) items not affecting cash:
 Depreciation                                                       296,310       284,620
 Amortization and accretion                                         706,702       728,792
 Provision for credit losses                                        240,000       270,000
 Increase in interest & fees receivable                        (    295,849) (    120,230)
 Increase (Decrease) in interest payable                            232,758  (     34,030)
 Decrease in accrued expenses                                  (     17,845) (    161,587)
 (Gain) Loss on sale of investment securities                           197  (     88,327)
 Other                                                         (    104,306) (    106,044)
   NET CASH PROVIDED BY OPERATING ACTIVITIES                   $  3,594,261  $  3,311,561

                    FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Management Representation:

     The financial statements for September 30, 1995 and 1994 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the nine month period ending September 30, 1995 and 1994 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.













Notes:

                                                     Nine Months Ended
                                                 Sept. 30,        Sept. 30,
                                                   1995             1994

(1) Federal Income Tax

    Income before Federal Income Tax            $3,693,026       $3,708,483

    Less nontaxable interest and dividends         328,105          304,242

    Taxable Income                               3,364,921        3,404,241

    Federal Income Tax                          $1,156,732       $1,170,116

(2) Stockholders Equity:
                                                         For the nine months
                                                         ended Sept. 30, 1995
                                            Common Stock

   Balance 1/1/95                                                                      $ 3,892,480

   Dividend Reinvestment                                                            102,145

   Balance 9/30/95                                                           $ 3,994,625


Additional Paid In Capital

   Balance 1/1/95                                                                      $13,300,977

   Dividend Reinvestment                                                          1,233,947

   Balance 9/30/95                                                                    $14,534,924


Retained Earnings

   Balance 1/1/95                                                                      $12,385,429

   Net Income                                                                               2,536,294

   Dividends Declared:
      $.60 Cash Dividends on
      Common Stock                                                                942,205

   Balance 9/30/95                                                                    $13,979,518


Unrealized Appreciation (Depreciation) on Debt Securities

   Balance 1/1/95                                           $  (663,619)

   Net Change in Unrealized Appreciation on Debt Sec.           657,293

   Balance 9/30/95                                          $   ( 6,326)

TOTAL STOCKHOLDERS EQUITY AT 9/30/95                                $32,502,741



(3) Effect of New Financial Accounting Standards:


Effective January 1, 1995, the company adopted Financial Accounting Standards Board Statement 114, "Accounting by creditors for impairment of loans". Under the new standard, the 1995 reserve for loan losses related to loans that are considered impaired would be based on discounted cash flows using the loan's initial effective interest rate and the fair value of the collateral for certain collateral dependent loans. At the present time, management did not have any loans it considered to be impaired.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The Corporation's net income for the third quarter of 1995 was $944,184 or $.60 per share, which is a 3.07% decrease compared with the $974,044 or $.65 earned during the same period last year. Return on average assets and return on average equity for the third quarter of 1995 were 1.26% and 11.93% respectively, compared to 1.39% and 14.20% for the same period in 1994.
     Net income for the first nine months of 1995 was $2,536,294 or $1.61 per share, which results in a slight .01% decrease compared to the $2,538,367 or $1.68 per share for the first nine months of 1994. Return on average assets and return on average equity for the nine months ended September 30, 1995 were 1.16% and 11.06% respectively, compared to 1.21% and 12.65% for the same period last year.
     The decrease in net income for the third quarter was mainly attributable to a 5.02% increase in other expenses. This increase is primarily due to an increase in staff and facilities to support growth in assets and the opening of the Columbiana, Ohio office in December, 1994. The increase in other expenses was partially offset by a $128,252 decrease in federal deposit insurance expense. The Corporation's net interest income increased 2.04% from $3,030,998 for 1994 to $3,092,826 for the same quarter of 1995. This increase resulted from an increase in loan balances of 5.83% over the past twelve months, as well as from the overall rise in interest rates. Additionally, the substantial growth in the balance of Federal funds sold has resulted in an increase in federal funds sold income of $189,783 for the quarter. This growth in federal funds sold is fueled by a 6.91% increase in deposits in the past twelve months.

Liquidity
     Liquidity is defined as the ability to meet all financial obligations when due. The central role of liquidity management is to insure that the
                                     6

Liquidity (cont'd)
corporation has ready access to sufficient liquid funds to meet normal transaction requirements such as customer loan requirements, to take advantage of market opportunities which require flexibility and speed to provide a cushion against unforeseeable needs.
     As of September 30, 1995, the Corporation's formula for measuring liquidity stood at 6.05%, with 3.0% considered adequate to meet funding needs. This calculation compares favorably to 3.86% at the same time last year.
     The corporation has just recently become a member of the Federal Home Loan Bank. The Corporation plans to utilize the bank's services as an additional source of funding.

Capital Resources
     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 1995, the corporation's total risk-based capital ratio stood at 16.41%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.16% and 10.70%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Loan Portfolio


The following shows the composition of loans at the dates indicated:

                                           Sept. 30,        Dec. 31,
                                             1995             1994

Commercial, financial and agricultural   $ 22,626,785     $ 24,477,302
Real estate - mortgage                     94,738,167       92,773,065
Installment loans to individuals          109,422,113      100,483,979

     Total Loans                         $226,787,065     $217,734,346


Risk Elements

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

                                                Sept. 30,       Dec. 31,
                                                  1995            1994

Loans accounted for on a nonaccrual basis      $  111,688      $  301,520

Loans contractually past due 90 days
   or more as to interest or principal
   payments (not included in nonaccruals
   loans above)                                 1,670,077       1,474,642

Loans considered troubled debt re-
   structurings (not included in non-
   accrual or contracturally past due
   above)                                             -0-             -0-


Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.




The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

                                                Sept. 30,       Dec. 31,
                                                  1995            1994

Gross interest income that would have been
   recorded if the loans had been current
   in accordance with their original terms      $  4,137        $ 21,785

Interest income included in income on the
   loans                                             -0-             -0-


A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.


As of September 30, 1995, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.










Summary of Credit Loss Experience


The following is an analysis of the Allowance for Loan and Lease Losses for the periods indicated:

                                            Nine Months Ended  Year Ended
                                                Sept. 30,       Dec. 31,
                                                  1995            1994

Balance at beginning of period                 $2,746,420      $2,620,741

Loan losses:
   Commercial, financial & agricultural          (  1,500)       (185,426)

   Real estate - mortgage                             -0-             -0-

   Installment loans to individuals              (160,698)       (201,909)
                                                 (162,198)       (387,335)

Recoveries on previous loan losses:
   Commercial, financial & agricultural            43,665          38,995

   Real estate - mortgage                             -0-             -0-

   Installment loans to individuals               105,964         144,019
                                                  149,629         183,014

Net loan losses                                  ( 12,569)       (204,321)
Provision charged to operations (1)               240,000         330,000
Balance at end of period                       $2,973,851      $2,746,420

Ratio of net loan and lease losses to
   average net loans and leases outstanding          .01%            .10%




(1) The provision for possible credit losses charged to operating expense is based on management's judgement after taking into consideration all factors connected with the collectibility of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.















                                     9
Summary of Credit Loss Experience (cont'd)


The allowance for possible loan and lease losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dates indicated.


                                                Sept. 30,       Dec. 31,
                                                  1995            1994
Types of Loans

Commercial, financial & agricultural           $1,843,787      $1,702,781
Real estate - mortgage                            208,169         192,249
Installment                                       921,895         851,390
                                               $2,973,851      $2,746,420




The allocation of the allowance as shown above should not be interpreted as an indication that charge-offs in 1995 will occur in the same proportions or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.



The percentage of loans in each category to total loans is summarized as follows:

                                                Sept. 30,        Dec. 31,
                                                  1995            1994

Types of Loans

Commercial, financial & agricultural                9.98%          11.20%
Real estate - mortgage                             41.77           42.60
Installment loans to individuals                   48.25           46.20
   Total                                          100.00%         100.00%

Other Matters
     The Farmers National Banc Corp.'s subsidiary, the Farmers National Bank of Canfield purchased the deposits, premises and equipment of the Leetonia, Ohio office of Banc One Corp. on September 11, 1995. This transaction increased the Corporation's deposits by approximately $6,700,000.




                                    10
PART II - OTHER INFORMATION


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

     Not applicable.

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


















                                    11
Item 6.  (a) - Continued


11.1.  Not applicable.

15.1.  Not applicable.

18.1.  Not applicable.

19.1.  Not applicable.

20.1.  Not applicable.

23.1.  Not applicable.

24.1.  Not applicable.

25.1.  Not applicable.

28.1.  Not applicable.


(b) - Reports on Form 8-K

      No reports on Form 8-K were filed for the nine months ended
      September 30, 1995.





































                                    12
SIGNATURES


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