Form 10-Q/A
period 1995-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 1996-02-02
CIK 709337

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










PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                         Page


Included in Part I of this report:


     Farmers National Banc Corp. and Subsidiary

          Consolidated Balance Sheets                                  1
          Consolidated Statements of Income                            2
          Consolidated Statements of Cash Flows                        3

     Notes to Consolidated Financial Statements                       4-5



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         6-10


PART II - OTHER INFORMATION

Other Information and Signatures                                    11-13

Schedule 27                                                            14





































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







































                                    13