Form 10-K
period 1995-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 1996-03-28
CIK 709337

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X] Annual Report Pursurant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1995, Commission file number 0-12055
OR

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates that as of February 5, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (including 113,490 shares held by officers and directors of the registrant) was approximately $66,193,500.

As of February 5, 1996, the registrant had outstanding 1,644,559 shares of common stock having a par value of $2.50 per share.


DOCUMENTS INCORPORATED BY REFERENCE




                                                          Parts of Form 10-K
                                                              into which
          Document                                     Document is Incorporated

1995 Annual Report to Shareholders                                  II

Definitive proxy statement for the 1995 Annual
Meeting of Shareholders to be held on March 28, 1996                III











































FARMERS NATIONAL BANC CORP.
FORM 10-K
1995

INDEX

Part I.                                                            Page

Item 1.  Business:
                General                                             I-2
                Statistical Information                             I-7

Item 2.  Properties                                                 I-24

Item 3.  Legal Proceedings                                          I-24

Item 4.  Submission of Matters to a Vote of Security Holders        I-24

Part II.

Item 5.  Market for Registrant's Common Stock and Related
                   Stockholder Matters                              II-1

Item 6.  Selected Financial Data                                    II-1

Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations              II-1

Item 8.  Financial Statements and Supplementary Data                II-1

Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures             II-1

Part III.

Item 10. Directors and Executive Officers of the Registrant         III-1

Item 11. Executive Compensation                                     III-2

Item 12. Security Ownership of Certain Beneficial Owners and
                   Management                                       III-2

Item 13. Certain Relationships and Related Transactions             III-2

Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K                                      IV-1





Part I


Item 1.  Business General


The Corporation

    The registrant, Farmers National Banc Corp. (herein sometimes referred to as the Corporation), is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The only subsidiary is The Farmers National Bank of Canfield, which was acquired March 31, 1983. The Corporation and its subsidiary operate in one industry, domestic banking.


    The Corporation conducts no business activities except for investment in securities permitted under the Bank Holding Company Act. Bank holding companies are permitted under Regulation Y of the Board of Governors of the Federal Reserve System to engage in other activities such as leasing and mortgage banking.

The Bank

    The Bank is a full-service national bank engaged in commercial and retail banking in Mahoning and Columbiana Counties, Ohio. The Bank's commercial banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines and travelers checks, "E" Bond transactions, utility bill payments, MasterCard and Visa credit cards, and other miscellaneous services normally offered by Commercial Banks. In addition, the Bank offers Discount Brokerage Service.

Supervision and Regulation

     The Corporation is a one bank holding company and is regulated by the Federal Reserve Bank (the "FRB"). The bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the "OCC"), as well as the Federal Deposit Insurance Corporation (the "FDIC"). Changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and the Corporation's capital position as of December 31, 1995 are presented on page 18 of the annual report to shareholders for the year ended December 31, 1995 and is hereby incorporated by reference.

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


Supervision and Regulation (Continued)

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


Supervision and Regulation (Continued)

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





Supervision and Regulation (Continued)

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

     Pursuant to FDICIA, the FDIC has developed a transitional risk-based assessment system, under which, beginning on January 1, 1993, the assessment rate for an insured depository institution varied according to its level of risk. An institution's risk category will depend upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized and whether it is assigned to Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the area of weakness. Based on its capital and supervisory subgroups, each BIF member institution will be assigned an annual FDIC assessment rate per $100 of insured deposits.

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

Employees

     As of December 31, 1995, the Corporation and its subsidiaries had 162 employees. The registrant considers its relations with its employees to be satisfactory.





























Statistical Information

1.  Distribution of Assets, Liabilities and Stockholders Equity:

    Interest Rates and Interest Differential

AVERAGE BALANCE SHEETS

The following shows consoldiated average balances of assets, liabilities and stockholders equity for the years indicated.
(In Thousands of Dollars)

ASSETS                                                  1995     1994     1993
Cash and due from banks                                 11,437   10,610   10,190
Federal funds sold                                      13,181    5,721   10,701
  Total Cash & Cash Equivalents                         24,618   16,331   20,891

Interest Bearing Deposits In Other Banks                     0        0       71

Investment Securities:
    U.S. Treasury Securities                            27,148   28,250   25,571
    U.S. Government Agencies and corporations            2,298    2,251    5,032
    Obligations of states and political subdivisions     7,266    7,364    6,683
    Other securities                                     9,721   11,851   15,614
TOTAL INVESTMENT SECURITIES                             46,433   49,716   52,900

Loans:
    Total Loans                                        221,955  210,148  194,708
    Less allowance for possible credit losses            2,897    2,745    2,528
NET LOANS                                              219,058  207,403  192,180

Property and equipment, net                              4,671    4,165    4,698
Other assets                                             2,379    2,224    2,115
                                                       297,159  279,839  272,855






AVERAGE BALANCE SHEETS, (Continued)

(In Thousands of Dollars)

  LIABILITIES AND STOCKHOLDERS EQUITY                   1995     1994     1993
Deposits (All domestic):
    Noninterest-bearing demand deposits                 20,631   21,224   19,417
    Interest-bearing demand deposits                    48,267   49,280   45,508
    Savings                                             74,752   80,969   78,292
    Time                                               108,626   90,750   95,568
TOTAL DEPOSITS                                         252,276  242,223  238,785
Other Borrowings
    U.S. Treasury interest-bearing demand note &           804      551      548
    other borrowings
    Securities sold under repurchase agreements         10,032    8,832    7,955
TOTAL OTHER BORROWINGS                                  10,836    9,383    8,503

Accrued expenses and other liabilities                   2,870    1,012    1,532
TOTAL LIABILITIES                                      265,982  252,618  248,820

Stockholders equity:
    Common stock                                         3,960    3,739    3,518
    Additional paid-in capital                          14,121   11,913   10,324
    Retained earnings                                   13,096   11,569   10,193
TOTAL STOCKHOLDERS EQUITY                               31,177   27,221   24,035
                                                       297,159  279,839  272,855




















ANALYSIS OF NET INTEREST EARNINGS


(In Thousands of Dollars)

The following schedules show the average amounts of interest-earning assets, interest-bearing liabilities, the related amounts of interest earned or paid and the related average yields or interest rates paid for the year indicated:
Year ended December 31, 1995                               Interest  Average
                                                Average     Earned   Yield or
                                               Outstanding  or Paid    Rate
Interest-earning assets:
    Investment securities:
        U.S. Treasury securities and U.S.               29,446   1,636   5.6%
        Govt. agencies and corporations
        Obligations of states and political              7,266     670   9.2%
        subdivisions (1)
        Other securities                                 9,721     547   5.6%
Total investment securities (1)                         46,433   2,853   6.1%

Federal funds sold                                      13,181     761   5.8%
Total loans (2)                                        221,955  18,580   8.4%
Total interest-earning assets                          281,569  22,194   7.9%

Interest-bearing liabilities:
    Interest-bearing demand deposits                    48,267   1,009   2.1%
    Savings                                             74,752   1,986   2.7%
    Time                                               108,626   6,205   5.7%
Total                                                  231,645   9,200   4.0%
Other borrowings:
    U.S. Treasury interest-bearing demand note &           804      48   6.0%
    other borrowings
    Securities sold under repurchase agreements         10,032     440   4.4%
Total other borrowings                                  10,836     488   4.4%
Total interest-bearing liabilities                     242,481   9,688   4.0%
Net yield on interest-earning assets (3)                        12,506   4.4%






ANALYSIS OF NET INTEREST EARNINGS, (Continued)
(In Thousands of Dollars)

Year ended December 31, 1994                                  Interest  Average
                                                    Average   Earned or Yield or
                                                   Outstanding  Paid     Rate
Interest-earning assets:
    Investment securities:
        U.S. Treasury securities and U.S.               30,501   1,462   4.8%
        Government agencies and corporations
        Obligations of states and political              7,364     651   8.8%
        subdivisions (1)
        Other securities                                11,851     700   5.9%
Total investment securities (1)                         49,716   2,813   5.6%

Federal funds sold                                       5,721     234   4.1%
Total loans (2)                                        210,148  16,911   8.0%
Total interest-earning assets                          265,585  19,958   7.5%

Interest-bearing liabilities:
    Interest-bearing demand deposits                    49,280   1,141   2.3%
    Savings                                             80,969   2,256   2.8%
    Time                                                90,750   4,298   4.7%
Total                                                  220,999   7,695   3.5%
Short-term borrowings:
    U.S. Treasury interest-bearing demand note             551      16   2.9%
    Securities sold under repurchase agreements          8,832     289   3.3%
Total short-term borrowings                              9,383     305   3.3%
Total interest-bearing liabilities                     230,382   8,000   3.5%
Net yield on interest-earning assets (3)                        11,958   4.5%

















ANALYSIS OF NET INTEREST EARNINGS, (Continued)

(In Thousands of Dollars)
Year ended December 31, 1993                                 Interest  Average
                                                  Average    Earned or  Yield or
                                                 Outstanding   Paid      Rate
Interest-earning assets:
    Interest-bearing bank deposits                          71       6   8.5%
    Investment securities:
        U.S. Treasury securities and U.S.               30,603   1,599   5.2%
        Government Agencies and corporations
        Obligations of states and political              6,683     598   8.9%
        subdivisions (1)
        Other securities                                15,614     871   5.6%
Total investment securities (1)                         52,900   3,068   5.8%

Federal funds sold                                      10,701     324   3.0%
Total loans (2)                                        194,708  16,971   8.7%
Total interest-earning assets                          258,380  20,369   7.9%

Interest-bearing liabilities:
    Interest-bearing demand deposits                    45,508   1,257   2.8%
    Savings                                             78,292   2,429   3.1%
    Time                                                95,568   4,764   5.0%
Total                                                  219,368   8,450   3.9%
Short-term borrowings:
    U.S. Treasury interest-bearing demand note             548      12   2.2%
    Securities sold under repurchase agreements          7,955     276   3.5%
Total short-term borrowings                              8,503     288   3.4%
Total interest-bearing liabilities                     227,871   8,738   3.8%
Net yield on interest-earning assets (3)                        11,631   4.5%











ANALYSIS OF NET INTEREST EARNINGS, (Continued)



(1) The amounts are reflected on a fully taxable equivalent basis using the statutory tax rate of 35% in 1995, 1994 and 1993. Tax-free income from
states and political subdivisions, and loans amounted to   156,662 and
278,671, respectively for 1995,  173,707 and  249,416  for 1994, and  212,097
and  182,883 for 1993.



(2) Average outstanding loans include the average balance outstanding of all loans including non-accruing loans.


(3) Net yield on interest-earning assets is calculated by dividing the difference between total interest earned and total interest paid by total interest-earning assets.










































RATE AND VOLUME ANALYSIS

The following tables analyze by rate and volume the dollar amount of changes in the components of the interest differential:
(In Thousands of Dollars)
                                                       1995 Change from 1994
                                                 Total Change Change Due Change Due
                                                              to volume    to rate
Interest Income
Interest-earning assets:
    Investment securities:
        U.S. Treasury securities and U.S.             174      (56)     230
        Government agencies and corporations
        Obligations of states and political            19       (9)      28
        subdivsions
        Other securities                             (153)    (125)     (28)
Total investment securities                            40     (190)     230
    Federal funds sold                                527      306      221
    Total loans                                     1,669      974      695
Total interest income                               2,236    1,090    1,146

Interest Expense
    Interest-bearing demand deposits                 (132)     (29)    (103)
    Savings                                          (270)    (184)     (86)
    Time                                            1,907      831    1,076
Total                                               1,505      618      887
   Other borrowings:
      U.S. Treasury interest-bearing demand note       32        7       25
      & other borrowings
      Securities sold under repurchase agreements     151       40      111
Total other borrowings                                183       47      136
Total interest expense                              1,688      665    1,023









RATE AND VOLUME ANALYSIS, (Continued)
(In Thousands of Dollars)

                                                         1994 Change from 1993

                                                      Total Change Due Change Due
                                                     Change  to Volume  to Rate
Interest Income
Interest-earning assets:
    Interest-bearing bank deposits                       (6)       (6)        0
    Investment securities:
        U.S. Treasury securities and U.S.              (137)       (7)     (130)
        Government agencies and corporations
        Obligations of states and political              53        69       (16)
        subdivisions
        Other securities                               (171)     (210)       39
Total investment securities                            (255)     (148)     (107)
    Federal funds sold                                  (90)     (151)       61
    Total loans                                         (60)    1,330    (1,390)
Total interest income                                  (411)    1,025    (1,436)

Interest Expense
    Interest-bearing demand deposits                   (116)      118      (234)
    Savings                                            (173)       92      (265)
    Time                                               (466)     (241)     (225)
Total                                                  (755)      (31)     (724)
Short-term borrowings:
    U.S. Treasury interest-bearing demand note            4       (31)       34
    Securities sold under repurchase agreements          13        (4)       18
Total short-term borrowings                              17       (35)       52
Total interest expense                                 (738)      (66)     (672)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.




II.  INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of investment securities and securities available for sale at the date indicated.
                                                                                (In Thousands of Dollars)
                               December 31, 1995         December 31, 1994
                              Securities Securities  Securities  Securities
                              Held To    Available   Held To     Available
                              Maturity   For Sale    Maturity    For Sale
U.S. Treasury & U.S.             0      31,692         921       28,966
  Government Agencies
Obligations of States &          0       6,943       8,013            0
  Political Subdivsions
Other Securities               853       7,845         559        9,547
TOTALS                         853      46,480       9,493       38,513

The following table sets forth the maturities of securities as of December
31, 1995 including weighted average yield, on a taxable equivalent basis:
                                                (In Thousands of Dollars)

                                                     December 31, 1995
TYPE AND MATURITY GROUPING                                    Weighted
                                                       Book   Average
                                                      Value    Yield (1)
U.S. Treasury & U.S. Government Agencies
    Maturing within one year                            8,041   5.13%
    Maturing after one year but within five years      21,949   5.66%
    Maturing after ten years                            1,702   6.69%
TOTAL U.S. TREASURY & U.S. GOVERNMENT AGENCIES         31,692   5.58%

Obligations of States and Political Subdivisions
    Maturing within one year                              763   9.79%
    Maturing after one year but within five years       1,273   9.04%
    Maturing after five years but within ten years      1,897   8.79%
    Maturing after ten years                            3,010   9.15%
TOTAL OBLIGATIONS OF STATES & POLITICAL SUBDIVISIONS    6,943   9.09%

Other Securities
    Maturing within one year                            4,037   5.22%
    Maturing after one year but within five years       3,657   6.66%
    Maturing after ten years                            1,004   5.74%
TOTAL OTHER SECURITIES                                  8,698   5.89%




II.  INVESTMENT PORTFOLIO (CONTINUED)

(1) The weighted average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yield of tax-exempt obligations of states and political sub-divisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest which is based on the statutory tax rate of 35% were $25,398, $38,186 , $56,693 and $93,610 for the four ranges of maturities.


The Corporation's total investment securities decresased slightly from $48,006,000 in 1994 to $47,333,000 in 1995. In the same period however, the net unrealized gains (losses) of the portfolio increased from $(1,064,000) in 1994 to $328,000. This increase in valuation is a result of the general decline of interest rates in 1995.

During December, 1995, the Corporation transferred its portfolio of securities held-to-maturity to the available for sale classification. The transfer was made upon adoption of the Special Report "A Guide To Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board. The amortized cost of the transferred securities was $4,543,695 and the related unrealized gain was $120,287. Mangement executed this transfer to give the Corporation more flexibiltiy in managing interest rate risk and liquidity in future years.

The Coproration's objective in managing the investment portfolio is to preserve and enhance corporate liquidity through investment in short and intermediate term securities which are readily marketable and of the highest credit quality. In general, investment in securities is limited to those funds the bank feels it has in excess of funds used to satisfy loan demand and operating considerations.































III. LOAN PORTFOLIO

The following schedule shows the composition of loans at the dates indicated:
(In Thousand of Dollars)

December 31,

                                                       1995     1994     1993     1992     1991
Commercial, financial and agricultural                  22,677   24,477   24,373   24,572   26,445
Real Estate - Mortgage                                  98,678   92,773   81,726   73,043   61,490
Installment loans to indivduals                        110,805  100,484  97,515    94,432   92,069
Lease Financing                                              0        0        0       41      117
                                                       232,160  217,734  203,614  192,088  180,121
Less Unearned Income                                         0        0        0        1       27
Total Loans                                            232,160  217,734  203,614  192,087  180,094


MATURITIES AND SENSITIVITIES OF LOANS TO INTEREST RATES

The following schedule sets forth maturities based on remaining scheduled repayments of principal for various categories of loans listed above as of
December 31, 1995.
                                                                                                   (In Thousands of Dollars)
                                                      1 year  1 to 5   Over 5
                                                      or less  years    years
Commercial, financial and agricultural                 5,066    5,207    12,404

The amounts of loans as of  December 31, 1995, based on remaining scheduled repayments of principal are shown in the following table:
                                                      (In Thousands of Dollars)
Loan Types                                            1 year  Over 1    Total
                                                      or less   year
Floating or adjustable rates of interest               2,124     5,942    8,066
Fixed rates of interest                                2,942    11,669   14,611
Totals                                                 5,066    17,611   22,677


Total net loans were $229,248,832 at year-end 1995 compared to $214,987,926 at year-end 1994. This is an increase of $14,260,906, or 6.63%. Loans comprised 78.8% of the Bank's average earning assets during 1995, compared to 79.1% in 1994. The product mix in the Loan Portfolio shows Commercial Loans comprising 9.7%, Real Estate Mortgage Loans 42.5% and Installment Loans to Individuals 47.8% at December 31, 1995, compared with 11.2%, 42.6% and 46.2%, respectively, at December 31, 1994.


III. LOAN PORTFOLIO (CONTINUED)


Loans contributed 84.6% of total interest income in 1995 compared to 85.7% in 1994. Loan yield was 8.37% in 1995, 49 basis points greater than the average rate for total earning assets. Management recognizes that while the Loan Portfolio holds some of the Bank's highest yielding assets, it is inherently the most risky portfolio. Accordingly, Management attempts to balance credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function which monitors credits during and after the approval process. To minimize risks associated with changes in the borrower's future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral.

Installment Loans to Individuals increased from $100,484,000 on December 31, 1994 to $110,805,000 on December 31, 1995 which represents a 10.3% increase. Management continues to target the automobile dealer network to purchase indirect Installment Loans. Dealer paper was purchased using strict underwriting guidelines with an emphasis on quality. Indirect Loans comprise 75% of the Installment Loan Portfolio. Net loan losses on the Installment Loan portfolio were $148,000 in 1995 as compared to $59,000 in 1994. This represents .14% of total Installments Loans outstanding for 1995 and .06% for 1994.

Real Estate Mortgage Loans increased to $98,678,000 at December 31, 1995, an increase of 6.4% over 1994. This $98,678,000 includes $18,890,000 of commercial real estate loans. These loans are all made within the Bank's primary market area. The corporation originated both fixed rate and adjustable rate mortgages during 1995. All mortgage loans made in 1995 are held in the Mortgage Loan portfolio and are not sold on the secondary market. Fixed rate terms are limited to fifteen year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial Loans at December 31, 1995 decreased slightly from year-end 1994 with outstanding balances of $22,677,000. This portfolio is primarily variable rate loans. The Bank's commercial loans are granted to customers within the immediate trade area of the Bank. The mix is diverse, covering a wide range of borrowers and business types. The Bank monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital improvements, the purchase of inventory, general working capital purposes and small business lines of credit.



















RISK ELEMENTS

The following table sets forth aggregate loans in each of the following categories for the years indicated:
                                                           December 31,
                                           1995     1994     1993     1992     1991
Loans accounted for on a nonaccrual        125      302      349      453    1,599
 basis
Loans contractually past due 90 days or  1,384    1,475    2,343    2,232    2,226
 more as to interest or principal
 payments (not included in nonaccrual
 loans above
Loans considered troubled debt              75        0      108        0      113
 restructurings (not included in
 nonaccrual loans or contractually past
 due above)

Management is not aware of any loans not included in the table above where serious doubt exists as to the ability of borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:
                                                                                  Years Ended December 31,
                                              (In Thousands of Dollars)

                                         1995     1994     1993     1992     1991
Gross interest income that would have     5        21       40       51       115
been recorded if the loans had been
current in accordance with their
original terms
Interest income included in income on     0         0        0        0        0
the loans

Non-accrual loans are loans which are 90 days past due and with respect to which, in Management's opinion, collection of interest is doubtful. These loans no longer accrue interest and are accounted for on a cash basis. Loans which are 90 days or more past due but continue to accrue interest are loans which, in Management's opinion, are well secured and are in the process of collection.

As of December 31, 1995, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.




I-19

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

The following is an analysis of the Allowance for Loan and Lease Losses for the periods indicated:

                                                               (In Thousands of Dollars)
                                                                Years Ended December 31,

                                                       1995     1994     1993     1992     1991
Balance at beginning of year                           2,746    2,621    2,274    1,630    1,440
Loan losses:
    Commercial, financial and                             (1)    (185)     (69)    (411)    (174)
    agricultural
    Real estate - mortgage                                 0        0      (16)     (63)     (51)
    Installment loans to individuals                    (275)    (202)    (351)    (332)    (310)
Total Loan Losses                                       (276)    (387)    (436)    (806)    (535)
Recoveries on previous loan losses:
    Commercial, financial and                             44       39       36       36       30
    agricultural
    Real estate - mortgage                                 0        0        7        0        0
    Installment loans to individuals                     127      143      120      104       87
Total recoveries                                         171      182      163      140      117
Net loan losses                                         (105)    (205)    (273)    (666)    (418)
Provisions charged to operations (1)                     270      330      620    1,310      608
Balance at end of year                                 2,911    2,746    2,621    2,274    1,630
Ratio of net loan and lease losses                       .05%     .10%     .14%     .36%     .23%
to average net loans and leases
outstanding

(1) The provision for possible credit losses charged to operating expense is based on management's judgement after taking into consideration all factors connected with the collectibility of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, that status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.


SUMMARY OF CREDIT LOSS EXPERIENCE, (Continued)

The allowance for possible loan and lease losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dated indicated.
  (In Thousands of Dollars)
                                            Years Ended December 31,
                           1995           1994               1993          1992             1991
                     Amount   Loans  Amount   Loans    Amount   Loans  Amount Loans   Amount   Loans
                               to              to                to            to               to
                              Total           Total             Total         Total            Total
                              Loans           Loans             Loans         Loans            Loans
Commercial,          1,800     9.7%    1,700   11.2%    1,692   11.9%  1,599  12.8%    1,180   14.7%
financial and
agricultural
Real estate -          250    42.5%      200   42.6%      170   40.1%     75  38.0%       50   34.1%
mortage
Installment            861    47.8%      846   46.2%      759   48.0%    600  49.2%      400   51.1%
loans to
individuals
Lease                    0      .0%        0     .0%        0     .0%      0    .0%        0     .1%
financing
                     2,911     100%    2,746    100%    2,621    100%  2,274   100%    1,630    100%


The allocation of the allowance as shown in the table above should not be interpreted as an indication that charge-offs in 1996 will occur in the same proportions or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

LOAN COMMITMENTS AND LINES OF CREDIT


In the normal course of business, the banking subsidiary has extended various commitments for credit. Commitments for mortgages, revolving lines of credit and letters of credit generally are extended for a period of one month up to one year. Normally no fees are charged on any unused portion. A fee of two percent is charged for the issuance of a letter of credit.





 DEPOSITS (All Domestic)

Deposits represent the Corporation's principal source of funds. The deposit base consists of demand deposits, savings and money market accounts and other time deposits. During 1995, the Corporation's total deposits grew from 244,302,000 in 1994 to $267,955,000 in 1995, which equates to an increase of
9.7% .    Most of this growth occurred in time deposits, which increased from
$91,984,000 in 1994 to $119,467,918 in 1995.  This increase was fueled by customer demand as the result of substantial increases in rates paid on time deposits that the banking industry experienced during 1995. Some of this increase was the result of a movement by customers from the lower yielding savings deposits, which saw a decrease in balances in 1995 of 5.24%. The Corporation also offered a special rate on certificates of deposit in the first quarter of 1995 that generated approximately $12,000,000 in new accounts.

In September of 1995, the Corporation acquired the fixed assets, certain loans, deposits and related accruals of the Leetonia, Ohio branch of Bank One. This transaction resulted in an increase of approximately $6 million in deposits.

AVERAGE DEPOSITS

The following table shows the classification of average deposits for the periods indicated:
(In Thousands of Dollars)
Average Balance                                        1995     1994     1993
Noninterest-bearing demand deposits                     20,631   21,224   19,417
Interest-bearing demand deposits                        48,267   49,280   45,508
Savings deposits                                        74,752   80,969   78,292
Time deposits                                          108,626   90,750   95,568
Total average deposits                                 252,276  242,223  238,785

The following shows the average rate paid on the following deposit categories for the periods indicated:
Type                                                   1995     1994     1993
Interest-bearing demand deposits                      2.09%    2.32%    2.76%
Savings deposits                                      2.66%    2.79%    3.10%
Time deposits                                         5.71%    4.74%    4.98%


A summary of time deposits of $100,000 or more as of December 31, 1995 by maturity range is shown below:


3 months or less remaining until maturity               2,317
3 to 6 months remaining until maturity                  3,523
6 to 12 months remaining until maturity                 8,804
Over 12 months remaining until maturity                 3,776
Total outstanding                                      18,420




VI.  Return on Equity and Assets

Information for the years indicated as follows:
                                                       1995     1994     1993
Net income to average total assets                      1.20%    1.22%    1.16%
Net income to average equity                           11.45%   12.58%   12.85%
Dividends per share to net income per share            36.04%   34.96%   33.94%
Average equity to average total assets                 10.49%    9.73%    8.81%


VII.  SHORT-TERM BORROWINGS

   Securities sold under repurchase agreements generally mature within one to ninety days from the transaction date.

   The details of these borrowings (in thousands) relating to the year 1995 are as follows:


Balance at December 31:                                 9,847
Weighted average interest rate at year end               4.45%
Maximum amount outstanding at any months end           11,850
Average amount outstanding during the year              9,498
Weighted average interest rate during the year           4.39%

VIII. INTEREST RATE SENSITIVITY

                                                                      (In Thousands of Dollars)
                                                      December 31, 1995 December 31, 1994 December 31,1993
                                                      Total    Within   Total    Within   Total    Within
                                                      3 month  12 month 3 month  12 month 3 month  12 month
Loans                                                  27,433   73,388   29,941   74,965   30,254   73,507
Securities                                              2,001   12,640    4,016   18,189    3,002   18,205
Federal funds sold                                     14,630   14,630    2,983    2,983    6,063    6,063
Total Interest-Sensitive                               44,064  100,658   36,940   96,137   39,319   97,775
Assets
Total Interest-Sensitive                               55,706  103,701   53,912   77,970   50,417   77,158
Liabilities
Total Senstivity Gap                                  (11,642)  (3,043) (16,972)  18,167  (11,098)  20,617
Ratio of Interest-Sensitive                              0.79     0.97     0.69     1.23     0.78     1.27
Assets to Interest-Sensitive
Liabilities


VIII INTEREST RATE SENSITIVITY (CONTINUED)


Interest rate sensitivity management provides some degree of protection against net interest income volatility. It is not possible or necessarily desirable to attempt to eliminate this risk completely by matching interest-sensitive assets and liabilities. Other factors, such as market demand, interest rate outlook, regulatory restraint and strategic planning also have an effect on the desired balance sheet structure.

Core deposits and loans with non-contractual maturities are distributed or spread among the two repricing categories based upon historical patterns of repricing which are reveiwed at least annually.

































Item 2.  Properties

Farmers National Banc Corp.'s Properties


The Farmers National Banc Corp. owns no property. Operations are conducted at 20 South Broad Street, Canfield, Ohio.


Bank Property

The Main Office is located at 20 S. Broad Street, Canfield, Ohio. The other eight offices of the bank are:


Austintown Office               22 N. Niles-Canfield Rd., Youngstown, Ohio

Lake Milton Office              17817 Mahoning Avenue, Lake Milton, Ohio

Cornersburg Office              3619 S. Meridian Rd., Youngstown, Ohio

Colonial Plaza Office           Colonial Plaza, Canfield, Ohio

Western Reserve Office          102 W. Western Reserve Rd., Youngstown, Ohio

Salem Office                    1858 E. State Street, Salem, Ohio

Columbiana Office               340 State Rt. 14, Columbiana, Ohio

Leetonia Office                 16 Walnut St., Leetonia, Ohio

The bank owns the Main Office, Austintown, Cornersburg, Lake Milton, Salem, Columbiana and Leetonia Offices. The Colonial Plaza and Western Reserve offices are occupied under operating leases expiring at various times to 1999. All of the leases provide for renewal options in favor of the bank.



Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the registrant or its subsidiary is a party or of which any of its property is subject, except proceedings which arise in the ordinary course of business. In the opinion of managment, pending legal proceedings will not have a material affect on the consolidated financial position of the registrant or its subsidiary.



Item 4.  Submission of Matters to a Vote of Security Holders

There are no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1995.






PART II



Information relating to Items 5, 6, 7 & 8 is set forth in the registrant's 1995 Annual Report to Shareholders under the captions and on the pages set forth below and is incorporated herein by reference.

                                                              Pages in 1995
                                                              Annual Report
Item No.      Caption in the Annual Report to Shareholders    to Shareholders

Item 5.       Market for Registrants Common Stock and
              Related Stockholders Matters                             20

Item 6.       Selected Financial Data                               10-11

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations         12-19

Item 8.       Financial Statements and Supplementary Data           21-36

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                NONE


























PART III

Item 10.  Directors and Executive Officers of the Registrant

Information relating to Directors is set forth in the registrant's definitive proxy statement, which was used in connection with its annual meeting of shareholders which was held March 28, 1996. The proxy statement is attached hereto.


Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 1, 1996

           Name           Age              Position Held

William D. Stewart         66      President & Secretary, Director

Richard L. Calvin          69      Exec. Vice Pres. & Treasurer,
                                                      Director

Frank L. Paden             45      Exec. Vice President

Carl D. Culp               32      Controller

Adrianne R. Kempers        38      Auditor


Officers are elected annually by the Board of Directors immediately following the annual meeting of shareholders. The term of office for all the above executive officers is for the period ending with the next annual meeting.


Principal Occupation and Business Experience of Executive Officers

Mr. William D. Stewart has served as President and Secretary since the inception of registrant on March 31, 1983, President of the Bank since 1972 and has held various other executive positions with the Bank.

Mr. Richard L. Calvin has served as Executive Vice President and Treasurer of the registrant since its inception on March 31, 1983, Executive Vice President of the bank since 1972 and has held various other executive positions with the Bank.

Mr. Frank L. Paden has served as Executive Vice President of the registrant since March 1995, Executive Vice President of the Bank since March 1995 and has held various other executive positions with the Bank.

Mr. Carl D. Culp has served as Controller of the registrant since November 1995 and as Controller of the Bank since November 1995.

Ms. Adrianne R. Kempers has served as Auditor of the registrant since November 1995 and as Auditor of the Bank since November 1995.



Part III, (Continued)



Item 11.  Executive Compensation

Information regarding this item is set forth in the registrant's definitive proxy statement, which was used in connection with its annual meeting of shareholders which was held March 28, 1996. The proxy statement is attached hereto.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information relating to this item is set forth in the registrant's definitive proxy statement, which was used in connection with its annual meeting of shareholders which was held March 28, 1996. The proxy statement is attached hereto.



Item 13.  Certain Relationships and Related Transactions

Information regarding this item is set forth in the registrant's definitive proxy statement, which was used in connection with its annual meeting of shareholders which was held March 28, 1996. The proxy statement is attached hereto.






























PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


          (a)1.  Financial Statements

                  Included in Part II of this report

                    Item 8., Financial Statements and Supplementary Datais set forth in the registrant's 1995 Annual Report to Shareholders and is incorporated by reference in Part II of this report


          (a)2.  Financial Statement Schedules                          Page

                          Accountant's consent                          IV-2

                           All schedules are omitted because they are not applicable.


          (a)3.  Exhibits

                  The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page IV-4 hereof and is incorporated herein by reference.


          (b)    Report on Form 8-K

                   No reports on Form 8-K were filed for three months ended December 31, 1995.


INDEPENDENT AUDITORS' CONSENT


FARMERS NATIONAL BANC CORP.:

      We hereby consent to the incorporation by reference in this Registration Statement of our report dated January 26, 1996, relating to the consolidated financial statements of Farmers National Banc Corp. and subsidiary.


/S/  HILL, BARTH & KING, INC.

Warren, Ohio
March 15, 1996











SIGNATURES



Pursuant to the requirements of Section 13 or 15(D) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.


Farmers National Banc Corp.              Farmers National Banc Corp.



by___________________________________    by__________________________________
     William D. Stewart                    Carl D. Culp
     President & Chief Executive Officer   Controller & Chief Financial Officer



________________________        President & Director           March 25, 1996
William D. Stewart


________________________              Director                 March 25, 1996
 Benjamin R. Brown


________________________        Executive Vice President       March 25, 1996
Richard L. Calvin                   and Director


________________________              Director                 March 25, 1996
Joseph O. Lane


________________________              Director                 March 25, 1996
David C. Myers


________________________              Director                 March 25, 1996
Edward A. Ort


________________________       Executive Vice President        March 25, 1996
Frank L. Paden                      and Director


________________________              Director                 March 25, 1996
Ronald V. Wertz





INDEX TO EXHIBITS


The following exhibits are filed or incorporated by references as part of this report:


    3.1.  Not applicable.

    3.2.  Not applicable.

    4.1. The registrant agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the registrant and its subsidiaries.

     9.1.  Not applicable.

     10.1.  Not applicable.

     11.1.  Not applicable.

     12.1.  Not applicable.

     13.1.  Annual Report to security holders (filed herewith).

     18.1.  Not applicable.

     19.1.  Not applicable.

     22.1.  Subsidiaries of the registrant (filed herewith).

     23.1.  Not applicable.

     24.1.  Not applicable.

     25.1.  Not applicable.

     27.1   Financial Data Schedule (filed herewith)

     28.1.  Not applicable.

     99.1   Definitive Proxy Statement (filed herewith)

Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Richard L. Calvin, Executive Vice President, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.