Form 10-Q
period 1996-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 1996-05-14
CIK 709337

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549


Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934



For the Quarter ended March 31, 1996      Commission file number 2-80339


FARMERS NATIONAL BANC CORP.

(Exact name of registrant as specified in its charter)



	      OHIO                             34-1371693

(State or other jurisdiction of        (I.R.S. Employer Identification No)
incorporation or organization)



	20 South Broad Street
	Canfield, OH  44406                               44406
(Address of principal executive offices)                (Zip Code)


				    (330) 533-3341
			      (Registrant's telephone number,
				  including area code)



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



	     Class                      Outstanding at March 31, 1996

Common Stock, No Par Value                   1,659,255 shares



PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements                              Page





Included in Part I of this report:

Farmers National Banc Corp. and Subsidiary

	  Consolidated Balance Sheets                         1

	  Consolidated Statements of Income                   2

	  Consolidated Statements of Cash Flows               3



     Notes to Consolidated Financial Statements             4-5




Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations               5-10



PART II - OTHER INFORMATION

Other Information and Signatures                          10-12



CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
						     March 31,    December 31,
ASSETS                                                 1996           1995
Cash & due from banks                                 11,266,274     14,766,117
Federal funds sold                                    13,659,000     14,630,000
		  TOTAL CASH AND CASH EQUIVALENTS     24,925,274     29,396,117

Securities available for sale                         46,566,119     46,479,885
Other securities                                       1,382,150        852,900

Loans                                                240,968,493    232,159,670
Less allowance for credit losses                       2,935,128      2,910,838
					NET LOANS    238,033,365    229,248,832

Premises and equipment, net                            5,572,364      5,563,232
Other assets                                           2,992,574      2,687,806
						     319,471,846    314,228,772

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
	Noninterest-bearing                           22,216,184     23,586,312
	 Interest-bearing                            249,824,390    244,368,461
				   TOTAL DEPOSITS    272,040,574    267,954,773

Short-term borrowings:
	U. S. Treasury interest-bearing demand not       674,286        748,470
	Securities sold under repurchase agreement    10,199,267      9,847,119
		      TOTAL SHORT-TERM BORROWINGS     10,873,553     10,595,589

Other liabilities and deferred credits                 1,504,094      1,702,145
				TOTAL LIABILITIES    284,418,221    280,252,507

Stockholders Equity:
  Common Stock - no par value at March 31, 1996,
   $2.50 par value per share at December 31, 1995;
   authorized 5,000,000 shares at March 31, 1996
   and 2,400,000 at December 31, 1995; issued and
   outstanding 1,659,255 at March 31, 1996 and
   1,644,559 at December 31, 1995.                    20,758,356      4,111,398
Additional paid-in capital                                     0     16,059,118
Retained earnings                                     14,217,530     13,591,018
Unrealized appreciation on debt securities,
  net of applicable income taxes                          77,739        214,731
			TOTAL STOCKHOLDERS EQUITY     35,053,625     33,976,265
						     319,471,846    314,228,772

CONSOLIDATED STATEMENTS OF INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
								 For the Three Months Ended
								     March 31,   March 31,
INTEREST INCOME                                                      1996        1995
Interest and fees on loans                                         5,008,142   4,378,248
Interest and dividends on securities:
       Taxable interest                                              557,213     509,160
	Nontaxable interest                                          107,096     116,078
	Dividends                                                     23,212       5,264
	Interest on federal funds sold                               214,774      35,060
					   TOTAL INTEREST INCOME   5,910,437   5,043,810

INTEREST EXPENSE
Deposits                                                           2,508,580   1,990,476
Short-term borrowings                                                115,774     104,909
					  TOTAL INTEREST EXPENSE   2,624,354   2,095,385
					     NET INTEREST INCOME   3,286,083   2,948,425
Provision for credit losses                                           90,000      90,000
				       NET INTEREST INCOME AFTER
				     PROVISION FOR CREDIT LOSSES   3,196,083   2,858,425

OTHER INCOME

Service charges on deposit accounts                                  238,813     234,559
Investment security gains (losses)                                         0        (197)
Other operating income                                                86,571      89,930
					      TOTAL OTHER INCOME     325,384     324,292

OTHER EXPENSES
Salaries and  employee benefits                                    1,117,433     998,681
Net occupancy expense of premises                                    141,336     124,387
Furniture and equipment expense,
	including depreciation                                       150,732     125,601
Intangible and other taxes                                           132,299     113,274
Other operating expenses                                             580,343     669,952
					   TOTAL OTHER EXPENSES    2,122,143   2,031,895
			      INCOME BEFORE FEDERAL INCOME TAXES   1,399,324   1,150,822
FEDERAL INCOME TAXES                                                 443,900     355,991
						      NET INCOME     955,424     794,831

* NET INCOME PER SHARE                                                  0.58        0.50

*Adjusted to reflect weighted average shares outstanding, without audit and before adjustments.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
									Three Months Ended
								      March 31,      March 31,
									1996           1995
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                   5,878,123      5,164,566
  Fees and commissions received                                         325,384        324,489
  Interest paid                                                      (2,620,796)    (2,032,814)
  Cash paid to suppliers and employees                               (2,306,653)    (2,320,801)
		       NET CASH PROVIDED BY OPERATING ACTIVITIES      1,276,058      1,135,440

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for     2,412,475      4,000,000
  Proceeds from maturities of investment securities held to matur             0        220,268
  Proceeds from sales of investment securities available for sale             0      1,999,687
  Purchases of other securities and securities available for sale    (3,306,746)    (1,010,547)
  Purchases of investment securities held to maturity                         0       (107,700)
  Net increase in loans made to customers                            (8,591,886)      (323,033)
  Purchases of premises and equipment                                  (134,671)      (228,014)
	     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (9,620,828)     4,550,661

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                   253,729    (10,622,269)
  Net increase in time deposits                                       3,294,082     12,510,258
  Dividends paid                                                       (261,724)      (325,693)
  Proceeds from sale of common stock                                    587,840        403,713
		       NET CASH PROVIDED BY FINANCING ACTIVITIES      3,873,927      1,966,009
	    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (4,470,843)     7,652,110

CASH AND CASH EQUIVALENTS
  Cash beginning of period                                           29,396,117     14,508,724
  Cash end of period                                                 24,925,274     22,160,834

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                            955,424        794,831
  Add (deduct) items not affecting cash:
    Depreciation                                                        121,348         97,912
    Amortization and accretion                                          289,429        241,179
    Provision for possible loan and lease losses                         90,000         90,000
    Loss on sale of investment securities                                     0            197
    Other                                                              (180,143)       (88,679)
		       NET CASH PROVIDED BY OPERATING ACTIVITIES      1,276,058      1,135,440

FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management Representation:

     The financial statements for March 31, 1996 and 1995 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public
Accountants.



     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the three month period ending March 31, 1996 and 1995 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.



Notes:

						 Three Months Ended
					      March 31,       March 31,
						1996            1995
(1) Federal Income Tax

     Income before Federal Income Tax         1,399,324       1,150,822

     Less nontaxable interest and dividends     107,096         116,078

     Taxable Income                           1,292,228       1,034,744

     Federal Income Tax                         443,900         355,991




(2) Stockholders Equity                           Three Months Ended
						      March 31, 1996
Common Stock

   Balance 1/1/96                                           4,111,398

   Transfer of additional paid-in capital to common stock  16,059,118

   Dividend Reinvestment                                      587,840

   Balance 3/31/96                                         20,758,356



Additional Paid-In Capital

   Balance 1/1/96                                          16,059,118

   Transfer of balance to common stock                    (16,059,118)

   Balance 3/31/96                                                  0


Retained Earnings

   Balance 1/1/96                                          13,591,018

   Net Income                                                 955,424

   Dividends Declared: $.20 Cash dividends on common

      stock                                                   328,912

   Balance 3/31/96                                         14,217,530



Unrealized Appreciation On Debt Securities

   Balance 1/1/96                                             214,731

   Net change in unrealized appreciation on debt securities,

     net of income taxes                                     (136,992)

   Balance 3/31/96                                             77,739


Total Stockholders Equity at 3/31/96                       35,053,625

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations



     The Corporation's net income for the first quarter of 1996 was $955,424 or $.58 per share, which is a 20.20% increase compared with the $794,831 or $.50 per share earned during the same period last year. Return on average assets and return on average equity for the first quarter of 1996 were 1.21% and 11.21% respectively, compared to 1.13% and 10.65% for the same period in 1995.



Results of Operations (cont'd)

    The increase in net income for the first quarter was the result of an increase in net interest income and reduction of
other operating expenses.   The Corporation's net interest
income increased 11.45% from $2,948,425 for 1995 to $3,286,083 for the same quarter of 1996. This increase resulted from an increase in loan balances of 10.86% over the past twelve months, as well as from the overall rise in interest rates. Additionally, the substantial growth in the balance of Federal funds sold has resulted in an increase in federal funds sold income of $179,714 for the quarter of 1996 compared to the same period in 1995. This growth in federal funds sold is the result of a 10.29% increase in deposits in the past twelve months.



     The Corporation's total other expenses increased 4.44% from $2,031,895 in 1995 to $2,122,143 in 1996. Salaries and employee benefits increased 11.89% as a result of additional staff added to support the overall growth in assets . The increase salaries and employee benefits was partially offset by a reduction in the bank's federal deposit insurance expense, which dropped to $500 in 1996 compared to $139,281 for the same period in 1995.



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



     As of March 31, 1996, the Corporation's formula for measuring liquidity stood at 3.78%, with 3.0% considered adequate to meet funding needs. This ratio has declined from 5.49% reported at the same time last year.


     Cash flows generated from operating activities increased 12.38% to $1,276,058 compared to $1,135,440 for the same period in 1995. This increase is the result of a 13.82% increase in total interest received. Net cash flows used in investing activities amounted to $9,620,828. Most of these funds were used to fund the bank's increase in net loans, which increased $8,591,886 during the first quarter of 1996. Net cash flows provided by financing activities were $3,873,927 compared to $1,966,009 in 1995. The increase in funds is the due to a 10.3% increase in total deposits.



Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 1996, the corporation's total risk-based capital ratio stood at 16.69%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.44% and 10.93%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.






Loan Portfolio

The following shows the composition of loans at the dates indicated:


					     March 31,       Dec. 31,
					       1996           1995
Commercial, financial and agricultural       23,952,004      22,676,625

Real estate - mortgage                       99,786,959      98,677,572

Installment loans to individuals            117,229,530     110,805,473

Total loans                                 240,968,493     232,159,670








Risk Elements


The following table sets forth aggregate loans in each of the following categories for the dates indicated:


					       March 31,       Dec. 31,

						1996             1995
Loans accounted for on a nonaccrual basis       100,171         125,422



Loans contractually past due 90 days or

  more as to interest or principal payments

  (not included in nonaccrual loans above)    1,469,577       1,383,797



Loans considered troubled debt restructurings

  (not included in nonaccrual or contractually

  past due above)                                72,938          74,490

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

Risk Elements (Continued)


The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:


					      March 31,       Dec. 31,

						1996            1995
Gross interest that would have been recorded

  if the loans had been current in accordance

  with their original terms                      1,900          5,000



Interest income included in income on the loans      0              0




A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.


As of March 31, 1996, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.




Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:


						 Three Months     Year

						     Ended        Ended

						 March 31,       Dec. 31,

						     1996          1995
Balance at beginning of period                   2,910,838       2,746,420

Loan losses:

  Commercial, financial & agricultural              (2,594)         (1,500)

  Real estate - mortgage                                 0               0

  Installment loans to individuals                (104,013)       (274,961)

						  (106,607)       (276,461)

Recoveries on previous loan losses:

  Commercial, financial & agricultural               1,050          43,924

  Real estate - mortgage                                 0               0

  Installment loans to individuals                  39,847         126,955

						    40,897         170,879

Net loan losses                                    (65,710)       (105,582)



Provision charged to operations (1)                 90,000         270,000



Balance at end of period                         2,935,128       2,910,838



Ratio of net credit losses to average net

  loans outstanding                                    .02%            .05%


(1) The provision for possible credit losses charged to operating expense is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.



Summary of Credit Loss Experience (cont'd)

The allowance for possible loan and lease losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dates indicated.


					 March 31,       Dec. 31,

Types of Loans                            1996             1995
Commercial, financial & agricultural   1,800,000       1,800,000

Real estate - mortgage                   255,000         250,000

Installment                              880,128         860,838

Total                                  2,935,128       2,910,838


The allocation of the allowance as shown above should not be interpreted as an indication that charge-offs in 1996 will occur in the same proportions or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.




The percentage of loans in each category to total loans is summarized as follows:


					     March 31,       Dec. 31,

Types of Loans                                 1996            1995
Commercial, financial & agricultural            9.9%           9.7%

Real estate - mortgage                         41.4%          42.5%

Installment loans to individuals               48.7%          47.8%

					      100.0%         100.0%




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



Item 4.  Submission of Matters to a Vote of Security Holders



     (a) Farmers National Banc Corp's annual meeting of shareholders was held on March 28, 1996.



     (b & c) Proxies were solicited by Farmers National Banc Corp's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. Elected to serve as director until the 1996 annual meeting of shareholders were management's nominees Benjamin R. Brown (1,244,144 votes), Richard L. Calvin (1,244,144 votes), Joseph O. Lane (1,244,144 votes), David C. Myers (1,244,124 votes), Edward A. Ort (1,244,144 votes), Frank
L. Paden (1,244,144 votes), William D. Stewart (1,244,144 votes) and Ronald V. Wertz (1,244,144 votes).



     A proposal to increase the number of authorized shares from 2,400,000 of $2.50 par value common stock to 5,000,000 no par value was approved with the following results: For the proposal:
1,210,841; Against: 23,495;  Abstain: 9,808.



     (d)  Not applicable.



Item 5.  Other Information



     Not applicable.



Item 6.  Exhibits and Reports on Form 8-K



     (a) Exhibits



	 2.1.  Not applicable.



	 4.1. The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Articles of Incorporation are incorporated by reference to
Exhibit 3.1. of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The By-laws are incorporated by reference to Exhibit 3.2. of the registrant's
Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The registrant agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the registrant and its subsidiary.





Item 6.  (a) - Continued





11.1.  Not applicable.



15.1.  Not applicable.



18.1.  Not applicable.



19.1.  Not applicable.



20.1.  Not applicable.



23.1.  Not applicable.



24.1.  Not applicable.



25.1.  Not applicable.



28.1.  Not applicable.



(b) - Reports on Form 8-K



      No reports on Form 8-K were filed for the three months ended March 31, 1996.


SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				   FARMERS NATIONAL BANC CORP.



Dated:  ___________________





______________________________________

Frank L. Paden

President and Secretary





Dated:  ___________________





______________________________________

Carl D. Culp

Executive Vice President and Treasurer