Form 10-Q
period 1996-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 1996-08-07
CIK 709337

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934




For the Quarter ended June 30, 1996      Commission file number  2-80339


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

	     Class                     Outstanding at June 30, 1996

Common Stock, No Par Value                   1,673,086 shares





PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                        Page


Included in Part I of this report:


     Farmers National Banc Corp. and Subsidiary

	  Consolidated Balance Sheets                                   1
	  Consolidated Statements of Income                             2
	  Consolidated Statements of Cash Flows                         3

     Notes to Consolidated Financial Statements                       4-5



Item 2.  Management's Discussion and Analysis of Financial
	      Condition and Results of Operations                    5-10


PART II - OTHER INFORMATION

Other Information and Signatures                                    10-12

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
						     June 30,     December 31,
ASSETS                                                 1996           1995
Cash & due from banks                                 12,262,472     14,766,117
Federal funds sold                                     5,685,000     14,630,000
		  TOTAL CASH AND CASH EQUIVALENTS     17,947,472     29,396,117

Securities available for sale                         46,170,440     46,479,885
Other securities                                       1,399,800        852,900

Loans                                                252,918,771    232,159,670
Less allowance for credit losses                       2,955,590      2,910,838
					NET LOANS    249,963,181    229,248,832

Premises and equipment, net                            5,625,693      5,563,232
Other assets                                           3,050,825      2,687,806
						     324,157,411    314,228,772

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
	Noninterest-bearing                           23,180,950     23,586,312
	 Interest-bearing                            252,855,229    244,368,461
				   TOTAL DEPOSITS    276,036,179    267,954,773

Short-term borrowings:
       U. S. Treasury interest-bearing demand note       640,503        748,470
	Securities sold under repurchase agreement    10,550,463      9,847,119
		      TOTAL SHORT-TERM BORROWINGS     11,190,966     10,595,589

Other liabilities and deferred credits                   814,806      1,702,145
				TOTAL LIABILITIES    288,041,951    280,252,507

Stockholders Equity:
  Common Stock - no par value at June 30, 1996,
    $2.50 par value per share at December 31, 1995;
    authorized 5,000,000 shares at June 30, 1996
    and 2,400,000 at December 31, 1995; issued and
    outstanding 1,673,086 at June 30, 1996 and
    1,644,559 at December 31, 1995.                   21,342,715      4,111,398
Additional paid-in capital                                     0     16,059,118
Retained earnings                                     14,889,788     13,591,018
Unrealized appreciation (depreciation) on debt
  securities, net of applicable income taxes            (117,043)       214,731
			TOTAL STOCKHOLDERS EQUITY     36,115,460     33,976,265
						     324,157,411    314,228,772

CONSOLIDATED STATEMENTS OF INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
						   For the Three Months Ended  For the Six Months Ended
							 June 30,    June 30,    June 30,    June 30,
INTEREST INCOME                                            1996        1995        1996        1995
Interest and fees on loans                               5,263,979   4,518,472  10,272,121   8,896,720
Interest and dividends on securities:
       Taxable interest                                    572,633     552,711   1,129,846   1,061,871
	Nontaxable interest                                113,863     107,507     220,959     223,585
	Dividends                                           22,809       6,190      46,021      11,454
	Interest on federal funds sold                     171,368     194,242     386,142     229,302
				 TOTAL INTEREST INCOME   6,144,652   5,379,122  12,055,089  10,422,932

INTEREST EXPENSE
Deposits                                                 2,533,973   2,293,605   5,042,553   4,284,081
Short-term borrowings                                      128,423     116,166     244,197     221,075
				TOTAL INTEREST EXPENSE   2,662,396   2,409,771   5,286,750   4,505,156
				   NET INTEREST INCOME   3,482,256   2,969,351   6,768,339   5,917,776
Provision for credit losses                                 90,000      90,000     180,000     180,000
			     NET INTEREST INCOME AFTER
			   PROVISION FOR CREDIT LOSSES   3,392,256   2,879,351   6,588,339   5,737,776

OTHER INCOME
Service charges on deposit accounts                        272,436     244,007     511,249     478,566
Investment security gains (losses)                               0           0           0        (197)
Other operating income                                      75,732      98,869     162,303     188,799
				    TOTAL OTHER INCOME     348,168     342,876     673,552     667,168

OTHER EXPENSES
Salaries and  employee benefits                          1,156,863   1,020,992   2,274,296   2,019,673
Net occupancy expense of premises                          127,325     127,721     268,661     252,108
Furniture and equipment expense,
	including depreciation                             135,322     125,908     286,054     251,509
Intangible and other taxes                                 129,401     110,727     261,700     224,001
Other operating expenses                                   672,421     678,968   1,252,764   1,348,920
				 TOTAL OTHER EXPENSES    2,221,332   2,064,316   4,343,475   4,096,211
		    INCOME BEFORE FEDERAL INCOME TAXES   1,519,092   1,157,911   2,918,416   2,308,733
FEDERAL INCOME TAXES                                       481,798     360,632     925,698     716,623
					    NET INCOME   1,037,294     797,279   1,992,718   1,592,110

* NET INCOME PER SHARE                                        0.63        0.50        1.21        1.00

*Adjusted to reflect weighted average shares outstanding, without audit and before adjustments.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

									Six Months Ended
								     June 30,       June 30,
								      1996           1995
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                  12,388,448     10,907,094
  Fees and commissions received                                         673,552        667,365
  Interest paid                                                      (5,312,334)    (4,359,475)
  Cash paid to suppliers and employees                               (4,533,731)    (4,108,398)
  Income taxes paid                                                    (940,000)      (795,000)
		       NET CASH PROVIDED BY OPERATING ACTIVITIES      2,275,935      2,311,586

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for     7,719,979      7,000,000
  Proceeds from maturities of investment securities held to matur             0      1,458,953
  Proceeds from sales of investment securities available for sale             0      1,999,687
  Purchases of other securities and securities available for sale    (8,590,031)    (8,024,580)
  Purchases of investment securities held to maturity                         0     (1,590,275)
  Net increase in loans made to customers                           (21,392,313)    (2,350,586)
  Purchases of premises and equipment                                  (280,150)      (365,638)
  Proceeds from sale of other real estate                                     0         84,113
			   NET CASH USED IN INVESTING ACTIVITIES    (22,542,515)    (1,788,326)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                 3,136,410     (8,687,675)
  Net increase in time deposits                                       5,138,341     17,707,405
  Dividends paid                                                       (629,015)      (595,555)
  Proceeds from sale of common stock                                  1,172,199        857,502
		       NET CASH PROVIDED BY FINANCING ACTIVITIES      8,817,935      9,281,677
	    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (11,448,645)     9,804,937

CASH AND CASH EQUIVALENTS
  Beginning of period                                                29,396,117     14,508,724
  End of period                                                      17,947,472     24,313,661

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                          1,992,718      1,592,110
  Add (deduct) items not affecting cash:
    Depreciation                                                        209,269        199,677
    Amortization and accretion                                          636,257        461,561
    Provision for possible loan and lease losses                        180,000        180,000
    Loss on sale of investment securities                                     0            197
    Increase in prepaid expenses                                       (392,458)      (221,291)
    (Increase) decrease in interest and fees receivable                (290,451)        22,601
    Other                                                               (59,400)        76,731
		       NET CASH PROVIDED BY OPERATING ACTIVITIES      2,275,935      2,311,586


FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






Management Representation:

     The financial statements for June 30, 1996 and 1995 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the six month period ending June 30, 1996 and 1995 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.

Notes:

						 Six Months Ended
					      June 30,        June 30,
						1996            1995
(1) Federal Income Tax
     Income before Federal Income Tax         2,918,416       2,308,733
     Less nontaxable interest and dividends     220,959         223,585
     Taxable Income                           2,697,457       2,085,148
     Federal Income Tax                         925,698         716,623

(2) Stockholders Equity                                     Six Months Ended
							      June 30, 1996
Common Stock
   Balance 1/1/96                                                4,111,398
   Transfer of additional paid-in capital to common stock       16,059,118
   Dividend Reinvestment                                         1,172,199
   Balance 6/30/96                                              21,342,715

Additional Paid-In Capital
   Balance 1/1/96                                               16,059,118
   Transfer of balance to common stock                         (16,059,118)
   Balance 6/30/96                                                       0

Retained Earnings
   Balance 1/1/96                                               13,591,018
   Net Income                                                    1,992,718
   Dividends Declared: $.42 Cash dividends on common
      stock                                                        693,948
   Balance 6/30/96                                              14,889,788

Unrealized Appreciation On Debt Securities
   Balance 1/1/96                                                  214,731
   Net change in unrealized appreciation on debt securities,
     net of income taxes                                          (331,774)
   Balance 6/30/96                                                (117,043)

Total Stockholders Equity at 6/30/96                            36,115,460


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The Corporation's net income for the second quarter of 1996 was $1,037,294 or $.63 per share, which is a 30.10% increase compared with the $797,279 or $.50 per share earned during the same period last year. Return on average assets and return on average equity for the first six months of 1996 were 1.25% and 11.44% respectively, compared to 1.13% and 10.44% for the same period in 1995.


Results of Operations (cont'd)

     The increase in net income for the second quarter was primarily the
result of an increase in net interest income.   The Corporation's net
interest income increased 17.27% from $2,969,351 for 1995 to $3,482,256 for the same quarter of 1996. Total interest income is up 14.23% compared to the second quarter of last year. This increase resulted from an increase in loan balances of 15.36% over the past twelve months, as well as from the overall rise in interest rates. Total interest expense is 10.48% higher for the second quarter of 1996 compared to the second quarter of 1995. This increase is due primarily to the increased cost of time deposits, as a result of the increased rate environment.

     The Corporation's total other expenses increased 7.61% from $2,064,316 in 1995 to $2,221,332 in 1996. Salaries and employee benefits increased 13.31% as a result of additional staff added to support the overall growth in assets . The increase in salaries and employee benefits was partially offset by a reduction in the bank's federal deposit insurance expense, which dropped to $500 in 1996 compared to $139,281 for the same period in 1995.

Liquidity

     The Corporation maintains, in the opinion of management, liquidity sufficient to satisfy depositors' requirements and meet the credit needs of customers. The Corporation depends on its ability to maintain its market share of deposits as well as aquiring new funds. The Corporation's ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition.

     Principal sources of liquidity for the Corporation include assets considered relatively liquid such as short-term investment securities, federal funds sold and cash and due from banks.

     Cash flows generated from operating activities decreased slightly to
$2,275,935 compared to $2,311,586 for the same period in 1995.   Net cash
flows used in investing activities amounted to $22,542,515. Most of these funds were used to fund the bank's increase in net loans, which increased $20,759,101 during the first six months of 1996. Net cash flows provided by financing activities were $8,817,935 compared to $9,281,677 in 1995. Approximately $8,300,000 of these funds were generated from increases in balances in deposit accounts.

Capital Resources
     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 1996, the corporation's total risk-based capital ratio stood at 16.7%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.45% and 11.13%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.


Loan Portfolio

The following shows the composition of loans at the dates indicated:
						  June 30,        Dec. 31,
						    1996            1995
Commercial, financial and agricultural           22,909,495      22,676,625
Real estate - mortgage                           99,602,940      98,677,572
Installment loans to individuals                130,406,336     110,805,473
Total loans                                     252,918,771     232,159,670



Risk Elements

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

						  June 30,        Dec. 31,
						    1996            1995
Loans accounted for on a nonaccrual basis         122,301         125,422

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not  included in nonaccrual loans above)     1,422,012       1,383,797

Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
  past due above)                                  72,309          74,490

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

Risk Elements (Continued)

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:
						    June 30,        Dec. 31,
						      1996            1995
Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                          4,600            5,000

Interest income included in income on the loans          0                0

A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.


As of June 30, 1996, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:
						   Six Months      Year
						      Ended        Ended
						     June 30,     Dec. 31,
						      1996          1995
Balance at beginning of period                      2,910,838    2,746,420

Loan losses:
  Commercial, financial & agricultural                 (2,594)      (1,500)
  Real estate - mortgage                                    0            0
  Installment loans to individuals                   (212,288)    (274,961)
						     (214,882)    (276,461)
Recoveries on previous loan losses:
  Commercial, financial & agricultural                  4,850       43,924
  Real estate - mortgage                                    0            0
  Installment loans to individuals                     74,784      126,955
						       79,634      170,879
Net loan losses                                      (135,248)    (105,582)

Provision charged to operations (1)                   180,000      270,000

Balance at end of period                            2,955,590    2,910,838

Ratio of net credit losses to average net
  loans outstanding                                       .06%         .05%

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
						   June 30,        Dec. 31,
Types of Loans                                       1996            1995
Commercial, financial & agricultural              1,700,000       1,800,000
Real estate - mortgage                              270,000         250,000
Installment                                         985,590         860,838
Total                                             2,955,590       2,910,838

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

The percentage of loans in each category to total loans is summarized as follows:

						   June 30,        Dec. 31,
Types of Loans                                       1996            1995
Commercial, financial & agricultural                 9.1%            9.7%
Real estate - mortgage                              39.4%           42.5%
Installment loans to individuals                    51.6%           47.8%
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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

	 2.1.  Not applicable.

	 4.1. The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Articles of Incorporation are incorporated by reference to
	       Exhibit 3.1. of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The By-laws are incorporated by reference to Exhibit 3.2. of the registrant's Annual Report on Form 10-K for the fiscal year ended De-cember 31, 1995. The registrant agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the registrant and its subsidiary.


Item 6.  (a) - Continued


11.1.  Not applicable.

15.1.  Not applicable.

18.1.  Not applicable.

19.1.  Not applicable.

20.1.  Not applicable.

23.1.  Not applicable.

24.1.  Not applicable.

11


25.1.  Not applicable.

28.1.  Not applicable.

(b) - Reports on Form 8-K

      No reports on Form 8-K were filed for the six months ended
      June 30, 1996.



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