Form 10-Q
period 1996-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 1996-11-13
CIK 709337

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

               Quarterly Report Under Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

For the Quarter ended Sept. 30, 1996      Commission file number  2-80339


                          FARMERS NATIONAL BANC CORP.

             (Exact name of registrant as specified in its charter)



              OHIO                               34-1371693
(State or other jurisdiction of      (I.R.S. Employer Identification No)
 incorporation or organization)



        20 South Broad Street
         Canfield, OH  44406                      44406

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



         Class                      Outstanding at Sept. 30, 1996
Common Stock, No Par Value                 1,720,172 shares



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                   Page


Included in Part I of this report:



     Farmers National Banc Corp. and Subsidiary

          Consolidated Balance Sheets                              1

          Consolidated Statements of Income                        2

          Consolidated Statements of Cash Flows                    3



     Notes to Consolidated Financial Statements                  4-5



Item 2.  Management's Discussion and Analysis of Financial

              Condition and Results of Operations               5-10


PART II - OTHER INFORMATION

Other Information and Signatures                               10-12



CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                  September 30,  December 31,
ASSETS                                                                1996           1995
Cash & due from banks                                                12,267,773     14,766,117
Federal funds sold                                                    4,081,000     14,630,000
                                 TOTAL CASH AND CASH EQUIVALENTS     16,348,773     29,396,117

Securities available for sale                                        46,126,010     46,479,885
Other securities                                                      1,433,050        852,900

Loans                                                               261,905,282    232,159,670
Less allowance for credit losses                                      2,970,052      2,910,838
                                                       NET LOANS    258,935,230    229,248,832

Premises and equipment, net                                           5,578,850      5,563,232
Other assets                                                          2,921,670      2,687,806
                                                                    331,343,583    314,228,772

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
        Noninterest-bearing                                          22,517,657     23,586,312
         Interest-bearing                                           251,677,591    244,368,461
                                                  TOTAL DEPOSITS    274,195,248    267,954,773

Short-term borrowings:
        U. S. Treasury interest-bearing demand note                     739,997        748,470
        Securities sold under repurchase agreements                  13,131,293      9,847,119
        Federal Home Loan Bank advances                               5,000,000              0
                                     TOTAL SHORT-TERM BORROWINGS     18,871,290     10,595,589

Other liabilities and deferred credits                                  733,028      1,702,145
                                               TOTAL LIABILITIES    293,799,566    280,252,507

Stockholders Equity:
        Common Stock - no par value at September 30, 1996,
          $2.50 par value per share at December 31, 1995;
          authorized 5,000,000 shares at September 30, 1996
          and 2,400,000 at December 31, 1995; issued and
          outstanding 1,720,172 at September 30, 1996 and
          1,644,559 at December 31, 1995.                            23,438,042      4,111,398
Additional paid-in capital                                                    0     16,059,118
Retained earnings                                                    14,149,505     13,591,018
Unrealized appreciation (depreciation) on debt securities,
  net of applicable income taxes                                        (43,530)       214,731
                                       TOTAL STOCKHOLDERS EQUITY     37,544,017     33,976,265
                                                                    331,343,583    314,228,772


CONSOLIDATED STATEMENTS OF INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                       For the Three Months Ended   For the Nine Months Ended
                                                                    September 30,  September 30,  September 30,  September 30,
INTEREST INCOME                                                       1996           1995           1996           1995
Interest and fees on loans                                            5,437,449      4,751,850     15,709,570     13,648,570
Interest and dividends on securities:
       Taxable interest                                                 559,113        537,932      1,688,959      1,599,803
        Nontaxable interest                                             114,596        104,520        335,555        328,105
        Dividends                                                        29,374          5,556         75,395         17,010
        Interest on federal funds sold                                   81,908        237,334        468,050        466,636
                                           TOTAL INTEREST INCOME      6,222,440      5,637,192     18,277,529     16,060,124

INTEREST EXPENSE
Deposits                                                              2,527,558      2,414,498      7,570,111      6,698,579
Short-term borrowings                                                   156,069        129,868        400,266        350,943
                                          TOTAL INTEREST EXPENSE      2,683,627      2,544,366      7,970,377      7,049,522
                                             NET INTEREST INCOME      3,538,813      3,092,826     10,307,152      9,010,602
Provision for credit losses                                              90,000         60,000        270,000        240,000
                                       NET INTEREST INCOME AFTER
                                     PROVISION FOR CREDIT LOSSES      3,448,813      3,032,826     10,037,152      8,770,602

OTHER INCOME
Service charges on deposit accounts                                     284,757        243,390        796,006        721,956
Investment security gains (losses)                                            0              0              0           (197)
Other operating income                                                  144,976         94,344        307,279        283,143
                                              TOTAL OTHER INCOME        429,733        337,734      1,103,285      1,004,902

OTHER EXPENSES
Salaries and  employee benefits                                       1,227,097      1,048,431      3,501,393      3,068,104
Net occupancy expense of premises                                       128,519        126,206        397,180        378,314
Furniture and equipment expense,
        including depreciation                                          127,583        124,913        413,637        376,422
Intangible and other taxes                                              126,549        107,958        388,249        331,959
Other operating expenses                                                611,027        578,759      1,863,791      1,927,679
                                           TOTAL OTHER EXPENSES       2,220,775      1,986,267      6,564,250      6,082,478
                              INCOME BEFORE FEDERAL INCOME TAXES      1,657,771      1,384,293      4,576,187      3,693,026
FEDERAL INCOME TAXES                                                    529,035        440,109      1,454,733      1,156,732
                                                      NET INCOME      1,128,736        944,184      3,121,454      2,536,294

* NET INCOME PER SHARE                                                     0.67           0.58           1.84           1.55

*Adjusted to reflect weighted average shares outstanding, without audit and before adjustments.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY                                    Nine Months Ended
                                                                        September 30,  September 30,
                                                                             1996           1995
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                       18,962,932     16,469,349
  Fees and commissions received                                            1,043,285      1,005,099
  Interest paid                                                           (7,973,677)    (6,816,764)
  Cash paid to suppliers and employees                                    (6,398,742)    (5,918,423)
  Income taxes paid                                                       (1,450,000)    (1,145,000)
                       NET CASH PROVIDED BY OPERATING ACTIVITIES           4,183,798      3,594,261

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale    10,297,111     12,000,000
  Proceeds from maturities of investment securities held to maturity               0      1,655,981
  Proceeds from sales of investment securities available for sale                  0      1,999,687
  Purchases of other securities and securities available for sale        (11,100,712)   (10,052,705)
  Purchases of investment securities held to maturity                              0     (2,347,685)
  Net increase in loans made to customers                                (30,869,239)   (10,416,456)
  Purchases of premises and equipment                                       (326,198)    (1,185,021)
  Proceeds from sale of other real estate                                          0        252,291
                           NET CASH USED IN INVESTING ACTIVITIES         (31,999,038)    (8,093,908)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in demand deposits,
    NOW accounts and savings accounts                                     (4,240,966)    (7,396,953)
  Net increase in time deposits                                           13,225,161     26,115,942
  Net increase in Federal Home Loan Bank Borrowings                        5,000,000              0
  Dividends paid                                                            (982,885)      (888,637)
  Proceeds from sale of common stock                                       1,766,586      1,336,052
  Other                                                                            0       (130,787)
                       NET CASH PROVIDED BY FINANCING ACTIVITIES          14,767,896     19,035,617
            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (13,047,344)    14,535,970

CASH AND CASH EQUIVALENTS
  Beginning of period                                                     29,396,117     14,508,724
  End of period                                                           16,348,773     29,044,694

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                               3,121,454      2,536,294
  Add (deduct) items not affecting cash:
    Depreciation                                                             297,834        296,310
    Amortization and accretion                                               976,666        706,702
    Provision for possible loan and lease losses                             270,000        240,000
    Loss on sale of investment securities                                          0            197
    Increase in prepaid expenses                                            (222,203)       (92,857)
    Increase in interest and fees receivable                                (272,592)      (295,849)
    Other                                                                     12,639        203,464
                       NET CASH PROVIDED BY OPERATING ACTIVITIES           4,183,798      3,594,261


FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Representation:


     The financial statements for September 1996 and 1995 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public
Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the nine month period ending September 30, 1996 and 1995 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.



Notes:


                                                 Nine Months Ended
                                              Sept. 30,       Sept. 30,

                                                 1996           1995

(1) Federal Income Tax

     Income before Federal Income Tax          4,576,187       3,693,026

     Less nontaxable interest and dividends      335,555         328,105

     Taxable Income                            4,240,632       3,364,921

     Federal Income Tax                        1,454,733       1,156,732



(2) Stockholders Equity
                                                     Nine Months Ended
                                                     September 30, 1996

Common Stock

   Balance 1/1/96                                             4,111,398

   Transfer of additional paid-in capital to common stock    16,059,118

   Dividend Reinvestment                                      1,766,586

   Stock dividend                                             1,500,940

   Balance 9/30/96                                           23,438,042



Additional Paid-In Capital

   Balance 1/1/96                                            16,059,118

   Transfer of balance to common stock                      (16,059,118)

   Balance 9/30/96                                                    0



Retained Earnings

   Balance 1/1/96                                            13,591,018

   Net Income                                                 3,121,454

   Dividends Declared: $.64 Cash dividends on common stock   (1,062,027)

   Stock dividends                                           (1,500,940)

   Balance 9/30/96                                           14,149,505



Unrealized Appreciation (Depreciation) On Debt Securities

   Balance 1/1/96                                               214,731

   Net change in unrealized appreciation on debt securities,

     net of income taxes                                       (258,261)

   Balance 9/30/96                                              (43,530)

Total Stockholders Equity at 9/30/96                         37,544,017


Item 2.  Management's Discussion and Analysis of Financial
Condition and

         Results of Operations



Results of Operations

     The Corporation's net income for the third quarter of 1996 was $1,128,736 or $.67 per share, which is a 19.50% increase compared with the $944,184 or $.58 per share earned during the same period last year. Return on average assets and return on average equity for the first nine months of 1996 were 1.29% and 11.73% respectively, compared to 1.26% and 11.93% for the same period in 1995.


Results of Operations (cont'd)

     The increase in net income for the third quarter was primarily the result of an increase in net interest income.
The Corporation's net interest income increased 14.44% from $3,092,826 for 1995 to $3,538,813 for the same quarter of 1996.
Total interest income is up 10.38% compared to the third quarter of last year. This increase resulted from an increase in loan balances of 15.49% over the past twelve months, as well as from the overall rise in interest rates. Total interest expense is 5.47% higher for the third quarter of 1996 compared to the third quarter of 1995. This increase is due primarily to the increased cost of time deposits, as a result of the increased rate environment.

     The Corporation's total other expenses for the third quarter increased 11.81% from $1,986,267 in 1995 to $2,220,775 in 1996. Salaries and employee benefits increased 17.04% as a result of additional staff added to support the overall growth in assets .

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

     Cash flows generated from operating activities increased
to $4,183,798 compared to $3,594,261 for the same period in
1995.   This increase of $589,537 is primarily the result of
increased levels of interest income. Net cash flows used in investing activities amounted to $31,999,038. Most of these funds were used to fund the bank's increase in net loans, which increased $29,686,398 during the first nine months of 1996. Net cash flows provided by financing activities were $14,767,896 compared to $19,035,617 in 1995. Approximately $9,000,000 of these funds were generated from increases in balances in deposit accounts, and $5,000,000 was the result of borrowings from the Federal Home Loan Bank.

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 1996, the corporation's total risk-based capital ratio stood at 16.72%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.48% and 11.34%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Loan Portfolio

The following shows the composition of loans at the dates indicated:



                                              Sept. 30,        Dec. 31,
                                                1996             1995

Commercial, financial and agricultural        23,741,312      22,676,625

Real estate - mortgage                       103,532,159      98,677,572

Installment loans to individuals             134,631,811     110,805,473

Total loans                                  261,905,282     232,159,670


Risk Elements

The following table sets forth aggregate loans in each of the following categories for the dates indicated:


                                                Sept. 30,       Dec. 31,
                                                   1996           1995

Loans accounted for on a nonaccrual basis               0        125,422


Loans contractually past due 90 days or
  more as to interest or principal payments
  (not  included in nonaccrual loans above)     1,899,323      1,383,797


Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
  past due above)                                  72,309         74,490


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


Risk Elements (Continued)

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

                                              Sept. 30,       Dec. 31,
                                                1996            1995

Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                           0          5,000


Interest income included in income on the loans       0              0



A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of September 30, 1996, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:

                                                  Nine Months    Year
                                                     Ended       Ended
                                                   Sept. 30,    Dec. 31,
                                                      1996        1995

Balance at beginning of period                     2,910,838    2,746,420

Loan losses:

  Commercial, financial & agricultural                (3,603)      (1,500)

  Real estate - mortgage                                   0            0

  Installment loans to individuals                  (317,588)    (274,961)

                                                    (321,191)    (276,461)

Recoveries on previous loan losses:

  Commercial, financial & agricultural                 5,150       43,924

  Real estate - mortgage                                   0            0

  Installment loans to individuals                   105,255      126,955

                                                     110,405      170,879

Net loan losses                                     (210,786)    (105,582)

Provision charged to operations (1)                  270,000      270,000

Balance at end of period                           2,970,052    2,910,838


Ratio of net credit losses to average net
  loans outstanding                                      .09%         .05%


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



                                                 Sept. 30,       Dec. 31,

Types of Loans                                     1996             1995

Commercial, financial & agricultural             1,850,000       1,800,000

Real estate - mortgage                             270,000         250,000

Installment                                        883,034         860,838

Total                                            3,003,034       2,910,838



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


The percentage of loans in each category to total loans is summarized as follows:



                                                 Sept. 30,       Dec. 31,

Types of Loans                                     1996            1995

Commercial, financial & agricultural                9.1%            9.7%

Real estate - mortgage                             39.5%           42.5%

Installment loans to individuals                   51.4%           47.8%

                                                  100.0%          100.0%




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

Item 6.  (a) - Continued

11.1.  Not applicable.

15.1.  Not applicable.

18.1.  Not applicable.

19.1.  Not applicable.

20.1.  Not applicable.

23.1.  Not applicable.

24.1.  Not applicable.

25.1.  Not applicable.

28.1.  Not applicable.

(b) - Reports on Form 8-K

      No reports on Form 8-K were filed for the nine months ended
      September 30, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FARMERS NATIONAL BANC CORP.



Dated:  November 13, 1996


Frank L. Paden
President and Secretary




Dated:  November 13, 1996


Carl D. Culp
Executive Vice President and Treasurer