Form 10-K
period 1996-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 1997-03-26
CIK 709337

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange  Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1996
                        or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ________ to __________

Commission file number 0-12055

                      Farmers National Banc Corp.
	(Exact name of registrant as specified in its charter)

                Ohio                                34-1371693
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


       20 South Broad Street
       Canfield, Ohio  44406                           44406
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: 330-533-3341

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, no par value
                      (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates that as of February 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (including 242,536 shares held by officers and directors of the registrant) was approximately
$80,496,925.

As of February 24, 1997, the registrant had outstanding
3,311,268 shares of common stock having no par value.


                     DOCUMENTS INCORPORATED BY REFERENCE


                                                     Parts of  Form 10-K
                                                          into which
        Document                                   Document is Incorporated

1996 Annual Report to Shareholders                               II

Definitive proxy statement for the 1996 Annual
Meeting of Shareholders to be held on March 27, 1997            III


   Form 10-K Cross Reference Index to Annual Report to Shareholders



Part I

  Item 1 - Business
    Description of Business                                      7
    Average Balance Sheets/Interest /Rates			11
    Securities							17
    Risk Elements of Loan Portfolio				16
    Loan Loss Experience					15
    Deposits							18
    Financial Ratios                                        10, 12
    Short-Term Borrowings					30

Part II
  Item 5
    Market For Registrant's Common Stock
      and Related Stockholder Matters				20

  Item 6
    Selected Financial Data					10

  Item 7
    Management's Discussion and Analysis of
      Financial Condition and Results of Operations          12-19

  Item 8
    Financial Statements and Supplementary Data              22-36

  Item 9
    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None

Part IV
    Report of Hill, Barth & King, Inc.,
      Independent Auditors					21

    Financial Statements:
    Consolidated Balance Sheets -
      December 31, 1996 and 1995				22
    Consolidated Statements of Income -
      Calendar Years 1996, 1995 and 1994			23
    Consolidated Statement of Changes in
      Stockholders' Equity - Calendar Years
      1996, 1995 and 1994					24
    Consolidated Statements of Cash
      Flows - Calendar Years 1996, 1995
      and 1994.							25
    Notes to Financial Statements                            26-36


                       FARMERS NATIONAL BANC CORP.
                               FORM 10-K
                                  1996

                                 INDEX

Part I.								 Page

Item 1.  Business:
                General                                           I-2
		Volume and Rate Analysis			  I-7
		Loans						  I-8
                Allocation of Allowance For Loan Losses           I-9
                Deposits                                         I-10

Item 2.  Properties                                              I-11

Item 3.  Legal Proceedings                                       I-11

Item 4.  Submission of Matters to a Vote of Security Holders     I-11


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

Supervision and Regulation

     The Corporation is a one bank holding company and is regulated by the Federal Reserve Bank (the "FRB"). The bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the "OCC"), as well as the Federal Deposit Insurance Corporation (the "FDIC"). Changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and the Corporation's capital position as of December 31, 1996 are presented in Note J on page 31 of the annual report to shareholders for the year ended December 31, 1996 and is hereby incorporated by reference.

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

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and several other federal banking statutes. Among other things, FDICIA requires federal banking agencies to broaden the scope of corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC.

      FDICIA established five capital tiers: "well capitalized"; "adequately capitalized"; "undercapitalized"; "significantly undercapitalized"; and "critically undercapitalized" and imposes significant restrictions on the operations of a depository institution that is not in either of the first two of such categories. A depository institution's capital tier will depend upon the relationship of its capital to various capital measures. A depository institution will be deemed to be "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it is significantly below any such measure and "critically undercapitalized" if it fails to meet any critical capital level set forth in regulations. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices.



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

     Under FDICIA, bank regulators are directed to require "significantly undercapitalized" institutions, among other things, to restrict business activities, raise capital through a sale of stock, merge with another institution and/or take any other action which the agency determines would better carry out the purposes of FDICIA.

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


                                            RATE AND VOLUME ANALYSIS

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:
                                                             (In Thousands of Dollars)
                                          1996 change from 1995                   1995 change from 1994
                                     Net      Change Due  Change Due         Net     Change Due  Change Due
                                    Change     To Volume    To Rate         Change    To Volume    To Rate
Tax Equivalent Interest Income
Interest-earning assets:
  Loans                              $2,939      $2,393        $546         $1,669        $974        $695
  Taxable securities                    169          65         104             21        (181)        202
  Tax-exempt securities                  13          15          (2)            19          (9)         28
  Federal funds sold                   (199)       (154)        (45)           527         306         221
         Total interest income       $2,922      $2,319        $603         $2,236      $1,090      $1,146

Interest Expense
  Time deposits                        $890        $817         $73         $1,907        $831      $1,076
  Savings deposits                      (55)         41         (96)          (270)       (184)        (86)
  Demand deposits                        83          77           6           (132)        (29)       (103)
  Repurchase agreements                  57          90         (33)           151          40         111
  Borrowings                             94         110         (16)            32           7          25
        Total interest expense       $1,069      $1,135        ($66)        $1,688        $665      $1,023

Increase in tax equivalent
  net interest income                $1,853                                   $548

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.


Loans

      Total net loans were $263,504,434 at year-end 1996 compared to $229,248,832 at year-end 1995. This is an increase of $34,255,602, or 14.94%. Loans comprised 81.1% of the Bank's average earning assets during 1996, compared to 78.8% in 1995.
The product mix in the Loan Portfolio shows Commercial Loans comprising 9.9%, Real Estate Mortgage Loans 39.2% and
Installment Loans to Individuals 50.9% at December 31, 1996, compared with 9.7%, 42.5% and 47.8%, respectively, at December
31, 1995.

      Loans contributed 86.5% of total interest income in 1996 compared to 84.6% in 1995. Loan yield was 8.59% in 1996, 46 basis points greater than the average rate for total earning assets. Management recognizes that while the Loan Portfolio holds some of the Bank's highest yielding assets, it is inherently the most risky portfolio. Accordingly, Management attempts to balance credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function which monitors credits during and after the approval process.
To minimize risks associated with changes in the borrower's future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral.

      Installment Loans to Individuals increased from $110,805,000 on December 31, 1995 to $135,832,000 on December 31, 1996 which represents a 22.6% increase. Management continues to target the automobile dealer network to purchase indirect Installment
Loans. Dealer paper was purchased using strict underwriting guidelines with an emphasis on quality. Indirect Loans comprise
77% of the Installment Loan Portfolio. Net loan losses on the Installment Loan portfolio were $275,000 in 1996 as compared to $148,000 in 1995. This represents .20% of total Installments
Loans outstanding for 1995 and .14% for 1995.

      Real Estate Mortgage Loans increased to $104,389,000 at December
31, 1996, an increase of 5.8% over 1995.   These loans are all
made within the Bank's primary market area. The corporation originated both fixed rate and adjustable rate mortgages during 1996. All mortgage loans made in 1996 are held in the Mortgage
Loan portfolio and are not sold on the secondary market. Fixed rate terms are limited to fifteen year terms while adjustable rate products are offered with maturities up to thirty years.

      Commercial Loans at December 31, 1996 increased from year-end 1995 with outstanding balances of $26,481,000. This portfolio is comprised of primarily variable rate loans. The Bank's commercial loans are granted to customers within the immediate trade area of the Bank. The mix is diverse, covering a wide range of borrowers and business types. The Bank monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital improvements, the purchase of inventory, general working capital purposes and small business lines of credit.


                                  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

  The allowance for possible loan and lease losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dates indicated:
                                                  (In Thousands of Dollars)

December 31,           1996                1995                 1994                  1993                 1992
                            Loans                Loans                Loans                 Loans                 Loans
                             to                    to                  to                    to                    to
                            Total                Total                Total                 Total                 Total
                 Amount     Loans      Amount    Loans     Amount     Loans      Amount     Loans      Amount     Loans
Commercial,
Financial and
Agricultural     $1,873      9.9%      $1,800    9.7%      $1,700     11.2%      $1,692     11.9%      $1,599     12.8%

Real Estate-
Mortgage            263     39.2%         250    42.5%        200     42.6%         170     40.1%          75     38.0%

Installment
Loans to
Individuals       1,062     50.9%         861    47.8%        846     46.2%         759     48.0%         600     49.2%
                 $3,198    100.0%      $2,911   100.0%     $2,746    100.0%      $2,621    100.0%      $2,274    100.0%

 The allocation of the allowance as shown in the table above should not be interpreted as an indication that charge-offs in 1997 will occur in the same proportions or that the allocation indicates future charge-off trends.  Furthermore, the portion allocated to each loan category is not the total amount available for losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

Deposits

      Deposits represent the Corporation's principal source of funds. The deposit base consists of demand deposits, savings and money market accounts and other time deposits. During the year, the Corporation's total deposits grew from $267,955,000 in 1995 to $283,811,000 in 1996, which equates to an increase of 5.9% .
Most of this growth occurred in time deposits, which increased from $119,468,000 in 1995 to $129,651,000 in 1996. This increase is primarily the result of a special rate offering on certificates of deposit occurring in the fourth quarter of the year which generated approximately $7,200,000 in new money to the Corporation. As a result of this special offering, the overall cost of time deposits increased slightly, from 5.71% in 1995 to 5.77% in 1996.




                        Item 2.  Properties

              Farmers National Banc Corp.'s Properties

The Farmers National Banc Corp. owns no property. Operations are conducted at 20 South Broad Street, Canfield, Ohio.

Bank Property

The Main Office is located at 20 S. Broad Street, Canfield,
Ohio.  The other eight offices of the bank are:

Austintown Office               22 N. Niles-Canfield Rd., Youngstown, Ohio

Lake Milton Office              17817 Mahoning Avenue, Lake Milton, Ohio

Cornersburg Office              3619 S. Meridian Rd., Youngstown, Ohio

Colonial Plaza Office		401 E. Main St.  Canfield, Ohio

Western Reserve Office          102 W. Western Reserve Rd., Youngstown, Ohio

Salem Office 			1858 E. State Street, Salem, Ohio

Columbiana Office 		340 State Rt. 14, Columbiana, Ohio

Leetonia Office			16 Walnut St., Leetonia, Ohio

Damascus Office                 29053 State Rt. 62 Damascus, Ohio

The bank owns the Main Office, Austintown, Cornersburg, Lake Milton, Salem, Columbiana, Leetonia and Damascus Offices. The Colonial Plaza and Western Reserve offices are occupied under operating leases expiring at various times to 1999. All of the leases provide for renewal options in favor of the bank.


                  Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the registrant or its subsidiary is a party or of which any of its property is subject, except proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material affect on the consolidated financial position of the registrant or its subsidiary.


  Item 4.  Submission of Matters to a Vote of Security Holders

There are no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1996.


                          PART III

Item 10.  Directors and Executive Officers of the Registrant

Information relating to Directors is set forth in the registrant's definitive proxy statement, which was used in connection with its annual meeting of shareholders which will be held March 27, 1997. The proxy statement is attached hereto.


Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 1, 1997:

           Name                 Age              Position Held

William D. Stewart               67            Chairman

Richard L. Calvin                70            Vice Chairman

Frank L. Paden                   46            President and Secretary

Carl D. Culp                     33            Executive Vice President
                                               and Treasurer

Donald F. Lukas                  50            Senior Vice President

Adrianne R. Kempers              39            Auditor

Officers are elected annually by the Board of Directors immediately following the annual meeting of shareholders. The term of office for all the above executive officers is for the period ending with the next annual meeting.


Principal Occupation and Business Experience of Executive Officers

Mr. William D. Stewart has served as Chairman since March 1996. Prior to that time, he was President and Secretary since the inception of registrant on March 31, 1983, was President of the Bank since 1972 and has held various other executive positions with the Bank.

Mr. Richard L. Calvin has served as Vice Chairman since March 1996. Prior to that time, he was Executive Vice President and Treasurer of the registrant since its inception on March 31, 1983, was Executive Vice President of the bank since 1972 and has held various other executive positions with the Bank.

Mr. Frank L. Paden has served as President and Secretary since
March 1996. Prior to that time he was Executive Vice President of the registrant since March 1995, was Executive Vice President of the Bank since March 1995 and has held various other executive positions with the Bank.


PART III, (Continued)

Mr. Carl D. Culp has served as Executive Vice President and
Treasurer since March 1996. Prior to that time he was Controller of the registrant since November 1995 and was Controller of the Bank since November 1995.

Mr. Donald F. Lukas has served as Senior Vice President of the registrant since March 1996. Prior to that time, he was Vice
President of the Bank since March 1987.

Ms. Adrianne R. Kempers has served as Auditor of the registrant since November 1995 and as Auditor of the Bank since November
1995.


Item 11.  Executive Compensation

Information regarding this item is set forth in the registrant's definitive proxy statement, which was used in connection with its annual meeting of shareholders which will be held March 27, 1997. The proxy statement is attached hereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information relating to this item is set forth in the registrant's definitive proxy statement, which was used in connection with its annual meeting of shareholders which will be held March 27, 1997. The proxy statement is attached hereto.


Item 13.  Certain Relationships and Related Transactions

Information regarding this item is set forth in the registrant's definitive proxy statement, which was used in connection with its annual meeting of shareholders which will be held March 27, 1997. The proxy statement is attached hereto.



                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)1.  Financial Statements

                Included in Part II of this report

		Item 8., Financial Statements and Supplementary Data is set forth in the registrant's 1996 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

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


	(b)    Report on Form 8-K

                No reports were filed for three months ended December 31, 1996.


                         INDEPENDENT AUDITORS' CONSENT



FARMERS NATIONAL BANC CORP.:

     We hereby consent to the incorporation by reference in this Registration Statement of our report dated January 23, 1997, relating to the consolidated financial statements of Farmers National Banc Corp. and subsidiary.



/s/ HILL, BARTH & KING, INC.

Warren, Ohio
March 25, 1997




SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.                     Farmers National Banc Corp.


by__________________________   by_____________________________

   Frank L. Paden                  Carl D. Culp
   President and Secretary         Executive Vice President and
                                   Treasurer



________________________        Chairman                March 25, 1997
William D. Stewart

________________________        Director                March 25, 1997
 Benjamin R. Brown

________________________        Vice Chairman           March 25, 1997
Richard L. Calvin

________________________        Director                March 25, 1997
Joseph O. Lane

________________________        Director                March 25, 1997
David C. Myers

________________________        Director                March 25, 1997
Edward A. Ort

________________________        President               March 25, 1997
Frank L. Paden                  and Director

________________________        Director                March 25, 1997
Ronald V. Wertz



INDEX TO EXHIBITS

The following exhibits are filed or incorporated by references as part of this report:

    2.	Not applicable.

    3(i).	Not applicable.

    3(ii).	Not applicable.

    4. The registrant agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the registrant and its subsidiaries.

    9.	Not applicable.

  10.	Not applicable.

  11.	Not applicable.

  12.	Not applicable.

  13.	Annual Report to security holders (filed herewith).

  16.	Not applicable.

  18.	Not applicable.

  21.	Subsidiaries of the registrant (filed herewith).

  22.	Not applicable.

  23.	Not applicable.

  24.	Not applicable.

  27.	Financial Data Schedule (filed herewith)

  99.	Definitive Proxy Statement (filed herewith)

Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President, Farmers National Banc Corp., 20 S.
Broad Street, Canfield, Ohio 44406.