Form 10-Q
period 1997-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 1997-05-12
CIK 709337

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


 For the Quarter ended March. 31, 1997      Commission file number  2-80339


                       FARMERS NATIONAL BANC CORP.
         (Exact name of registrant as specified in its charter)

              OHIO                                34-1371693
(State or other jurisdiction of       (I.R.S. Employer Identification No)
 incorporation or organization)

        20 South Broad Street
         Canfield, OH  44406                         44406
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

             Class                     Outstanding at March 31, 1997
Common Stock, No Par Value                   3,341,367 shares



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                   Page


Included in Part I of this report:


     Farmers National Banc Corp. and Subsidiary

          Consolidated Balance Sheets                              1
          Consolidated Statements of Income                        2
          Consolidated Statements of Cash Flows                    3

     Notes to Consolidated Financial Statements                  4-5


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   5-10


PART II - OTHER INFORMATION


Other Information and Signatures                               11-13


CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                    March 31,    December 31,
                                                                      1997           1996

ASSETS
Cash & due from banks                                             $11,195,755    $13,302,154
Federal funds sold                                                  9,099,000      5,667,000
                               TOTAL CASH AND CASH EQUIVALENTS     20,294,755     18,969,154

Securities available for sale                                      52,290,827     45,611,788
Other securities                                                    1,467,650      1,467,650

Loans                                                             263,097,704    266,702,323
Less allowance for credit losses                                    3,231,648      3,197,889
                                                     NET LOANS    259,866,056    263,504,434

Premises and equipment, net                                         5,638,738      5,697,598
Other assets                                                        3,700,529      2,861,617
                                                                 $343,258,555   $338,112,241

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
        Noninterest-bearing                                       $23,420,637    $23,468,432
         Interest-bearing                                         266,626,066    260,342,434
                                                TOTAL DEPOSITS    290,046,703    283,810,866

Short-term borrowings:
        U. S. Treasury interest-bearing demand note                   571,304        622,129
        Securities sold under repurchase agreements                14,787,579     15,748,622
        Federal Home Loan Bank advances                                     0      1,400,000
                                   TOTAL SHORT-TERM BORROWINGS     15,358,883     17,770,751

Other liabilities and deferred credits                              1,865,201      1,721,635
                                             TOTAL LIABILITIES    307,270,787    303,303,252

Commitments and contingent liabilities
Stockholders Equity:
        Common Stock - no par value; authorized 5,000,000
          shares; issued and outstanding 3,341,367 in 1997 and
          1,659,255 in 1996                                        24,200,643     24,253,806
Retained earnings                                                  15,344,995     14,766,370
Unrealized appreciation (depreciation) on debt securities,
  net of applicable income taxes                                      (35,941)       108,191
Treasury stock, at cost; 134,165 shares in 1997 and
        164,544 in 1996                                            (3,521,929)    (4,319,378)
                                     TOTAL STOCKHOLDERS EQUITY     35,987,768     34,808,989
                                                                 $343,258,555   $338,112,241

CONSOLIDATED STATEMENTS OF INCOME
FARMERS NATIONAL BANC CORP AND SUBSIDIARY
                                                                  For the Three Months Ended
                                                                   March 31,      March 31,
                                                                     1997           1996

INTEREST INCOME
Interest and fees on loans                                        $5,677,467     $5,008,142
Interest and dividends on securities:
       Taxable interest                                              575,102        557,213
        Nontaxable interest                                          111,490        107,096
        Dividends                                                     24,483         23,212
Interest on federal funds sold                                       147,513        214,774
                                        TOTAL INTEREST INCOME      6,536,055      5,910,437

INTEREST EXPENSE
Deposits                                                           2,647,420      2,508,580
Short-term borrowings                                                187,519        115,774
                                       TOTAL INTEREST EXPENSE      2,834,939      2,624,354
                                          NET INTEREST INCOME      3,701,116      3,286,083
Provision for credit losses                                          150,000         90,000
                                    NET INTEREST INCOME AFTER
                                  PROVISION FOR CREDIT LOSSES      3,551,116      3,196,083

OTHER INCOME
Service charges on deposit accounts                                  276,219        238,813
Investment security gains                                              3,405              0
Other operating income                                                84,210         86,571
                                           TOTAL OTHER INCOME        363,834        325,384
                                                                   3,914,950      3,521,467
OTHER EXPENSES
Salaries and  employee benefits                                    1,310,621      1,117,433
Net occupancy expense of premises                                    143,403        141,336
Furniture and equipment expense,
        including depreciation                                       129,916        150,732
State and local taxes                                                140,758        132,299
Other operating expenses                                             712,055        580,343
                                        TOTAL OTHER EXPENSES       2,436,753      2,122,143
                           INCOME BEFORE FEDERAL INCOME TAXES      1,478,197      1,399,324
FEDERAL INCOME TAXES                                                 469,099        443,900
                                                   NET INCOME     $1,009,098       $955,424

* NET INCOME PER SHARE                                                 $0.30          $0.28

 *Adjusted to reflect weighted average shares outstanding and 2 for 1 stock split without audit and before adjustments.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                               Three Months Ended
                                                                               1997           1996
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                         $6,472,359     $5,878,123
  Fees and commissions received                                                360,429        325,384
  Interest paid                                                             (2,844,299)    (2,620,796)
  Cash paid to suppliers and employees                                      (2,616,761)    (2,306,653)
                              NET CASH PROVIDED BY OPERATING ACTIVITIES      1,371,728      1,276,058

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale       6,230,839      2,412,475
  Proceeds from sales of investment securities available for sale              103,405              0
  Purchases of other securities and securities available for sale          (13,265,363)    (3,306,746)
  Net (increase) decrease in loans made to customers                         3,094,685     (8,591,886)
  Purchases of premises and equipment                                          (46,442)      (134,671)
                                  NET CASH USED IN INVESTING ACTIVITIES     (3,882,876)    (9,620,828)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                         (737,825)       253,729
  Net increase in time deposits                                              5,704,587      3,294,082
  Net decrease in Federal Home Loan Bank Borrowings                         (1,400,000)             0
  Dividends paid                                                              (474,299)      (261,724)
  Proceeds from sale of common stock                                           744,286        587,840
                              NET CASH PROVIDED BY FINANCING ACTIVITIES      3,836,749      3,873,927
                   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,325,601     (4,470,843)

CASH AND CASH EQUIVALENTS
  Beginning of year                                                         18,969,154     29,396,117
  End of year                                                              $20,294,755    $24,925,274

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                                $1,009,098       $955,424
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                               100,668        121,348
    Amortization and accretion                                                 277,900        289,429
    Provision for credit losses                                                150,000         90,000
    Gain on sale of investment securities                                       (3,405)             0
    Other                                                                     (162,533)      (180,143)
                              NET CASH PROVIDED BY OPERATING ACTIVITIES     $1,371,728     $1,276,058


                FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Management Representation:

     The financial statements for March 1997 and 1996 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the three month period ending March 31, 1997 and 1996 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.



Notes:


                                                  Three Months Ended
                                               March 31,       March 31,
                                                 1997            1996

(1) Federal Income Tax

     Income before Federal Income Tax          1,478,197       1,399,324
     Less nontaxable interest and dividends      111,490         107,096
     Taxable Income                            1,366,707       1,292,228
     Federal Income Tax                          469,099         443,900




(2) Stockholders Equity                                 Three Months Ended
                                                          March 31, 1997

Common Stock
   Balance 1/1/97                                            24,253,806
   Excess of treasury stock cost over value of shares sold 	(53,163)
   Balance 3/31/97                                           24,200,643

Retained Earnings
   Balance 1/1/97                                            14,766,370
   Net Income                                                 1,009,098
   Dividends Declared: $.13 Cash dividends on common
      stock                                                    (430,473)
   Balance 3/31/97                                           15,344,995

Unrealized Appreciation (Depreciation) On Debt
Securities
   Balance 1/1/97                                               108,191
   Net change in unrealized appreciation on debt securities,
     net of income taxes                                       (144,132)
   Balance 3/31/97                                              (35,941)

Treasury Stock, At Cost
   Balance 1/1/97                                            (4,319,378)
   Shares Sold                                                  797,449
   Balance 3/31/97                                           (3,521,929)

Total Stockholders Equity at 3/31/97                         35,987,768


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

     The Corporation's net income for the first quarter of 1997 was $1,009,098 or $.30 per share, which is a 5.62% increase compared with the $955,424 or $.28 per share earned during the same period last year. Return on average assets and return on average equity for the first three months of 1997 were 1.19% and 11.58% respectively, compared to 1.21% and 11.21% for the same period in 1996.


Results of Operations (cont'd)

     The increase in net income for the first quarter was primarily the result of an increase in net interest income.
The Corporation's net interest income increased 12.63% from $3,196,083 for 1996 to $3,551,116 for the same quarter of 1997.
Total interest income is up 10.58% compared to the first quarter of last year. This increase resulted from an increase in loan balances of 9.18% over the past twelve months, as well as from the slight increase in interest rates. Total interest expense is 8.02% higher for the first quarter of 1997 compared to the first quarter of 1996. This increase is due primarily to growth in time deposits. The bank's time deposits have grown 15.09% over the past year.

     The Corporation's total other expenses for the first quarter increased 14.83% from $2,122,143 in 1996 to $2,436,753 in 1997. Salaries and employee benefits increased 17.29%, and other operating expenses increased 22.7% as a result of additional staff, supplies and equipment added to support the overall growth in assets .

Liquidity

     The Corporation maintains, in the opinion of management, liquidity sufficient to satisfy depositors' requirements and meet the credit needs of customers. The Corporation depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Corporation's ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition.

     Principal sources of liquidity for the Corporation include assets considered relatively liquid such as short-term investment securities, federal funds sold and cash and due from banks.

     Cash flows generated from operating activities increased slightly to $1,371,728 compared to $1,276,058 for the same
period in 1996.   This increase of $95,670 is primarily the
result of increased levels of interest income. Net cash flows used in investing activities amounted to $3,882,876. Most of these funds were used to fund the bank's increase in investment securities available for sale, which increased $6,679,039 during the first three months of 1997, while loans decreased $3,604,619 during the same time period. Net cash flows provided by financing activities were $3,836,749, which is slightly lower than the $3,873,927 reported in 1996. Approximately $5,700,000 of these funds were generated from increases in balances in time deposit accounts, and $1,400,000 was used to repay borrowings from the Federal Home Loan Bank.

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 1997, the corporation's total risk-based capital ratio stood at 16.03%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 14.78% and 10.43%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.


Loan Portfolio

The following shows the composition of loans at the dates indicated:

                                                March 31,       Dec. 31,
                                                  1997            1996
Commercial, financial and agricultural         9,151,358       8,454,064
Residential mortgage loans                   102,179,935     104,088,173
Nonresidential mortgage loans                 35,100,428      32,124,015
Installment loans to individuals             116,665,983     122,036,071
                           Total loans       263,097,704     266,702,323


Risk Elements

The following table sets forth aggregate loans in each of the following categories for the dates indicated:



                                               Mar. 31,        Dec. 31,
                                                 1997            1996

Loans accounted for on a nonaccrual basis        597,535               0

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not  included in nonaccrual loans above)      867,863       2,098,118

Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
  past due above)                                      0               0


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



Risk Elements (Continued)

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:



                                                   March 31,       Dec. 31,
                                                     1997            1996

Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                          2,444               0

Interest income included in income on the loans     23,492               0


A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of March 31, 1997, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:



                                                   Three Months     Year
                                                       Ended        Ended
                                                     March 31,     Dec. 31,
                                                       1997          1996

Balance at beginning of period                      3,197,889     2,910,838

Loan losses:

  Commercial, financial & agricultural                      0       (74,913)
  Real estate - mortgage                                    0       (22,468)
  Installment loans to individuals                   (147,179)     (454,665)
                                                     (147,179)     (552,046)
Recoveries on previous loan losses:
  Commercial, financial & agricultural                      0         9,450
  Real estate - mortgage                                3,200        15,000
  Installment loans to individuals                     27,738       159,647
                                                       30,938       184,097

Net loan losses                                      (116,241)     (367,949)

Provision charged to operations (1)                   150,000       655,000

Balance at end of period                            3,231,648     3,197,889


Ratio of net credit losses to average net
  loans outstanding                                       .04%          .15%


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



Summary of Credit Loss Experience (cont'd)

The allowance for possible credit losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dates indicated.



                                                  March 31,       Dec. 31,
Types of Loans                                      1997            1996

Commercial, financial & agricultural              536,775        1,873,000
Real estate - mortgage                          1,230,934          263,000
Installment                                     1,463,939        1,061,889
Total                                           3,231,648        3,197,889


The allocation of the allowance as shown above should not be interpreted as an indication that charge-offs in 1997 will occur in the same proportions or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.


The percentage of loans in each category to total loans is summarized as follows:

                                                  March 31,       Dec. 31,
Types of Loans                                      1997            1996

Commercial, financial & agricultural                  3.5%           3.2%
Residential mortgage loans                           38.8%          39.0%
Nonresidential mortgage loans                        13.3%          12.0%
Installment loans to individuals                     44.4%          45.8%
                                                    100.0%         100.0%



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


Item 4.  Submission of Matters to a Vote of Security Holders

    (a) Farmers National Banc Corp's annual meeting of shareholders was held on March 27, 1997.

    (b & c) Proxies were solicited by Farmers National Banc Corp's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. Elected to serve as director until the 1998 annual meeting of shareholders were management's nominees Benjamin R. Brown (2,637,387 votes), Richard L. Calvin (2,636,222 votes), Joseph O. Lane (2,662,149 votes), David C. Myers (2,657,003 votes), Edward A. Ort (2,661,142 votes), Frank
L. Paden (2,661,136 votes), William D. Stewart (2,661,142 votes) and Ronald V. Wertz (2,662,149 votes).

    (d)  Not Applicable


Item 5.  Other Information

	Not applicable.


Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed or incorporated by references as part of this report:

  2.      Not applicable.

  3(i).   Not applicable.

  3.(ii). Not applicable.


Item 6.	Exhibits and Reports on Form 8-K (Continued)

  4. The registrant agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the registrant and its subsidiaries.

 10.      Not applicable.

 11.      Not applicable.

 15.      Not applicable.

 18.      Not applicable.

 19.      Not applicable.

 22.      Not applicable.

 23.      Not applicable.

 24.      Not applicable.

 27.      Financial Data Schedule (filed herewith)

 99.      Not applicable.

(b) - Reports on Form 8-K

     A Form 8-K was filed by the Corporation on March 4, 1997.
The item reported was classified as Item 5, Other Events, and read as follows:

     On March 24, 1994, and on March 28, 1996, the Shareholders approved an increase in the authorized number of shares available to the Corporation to 2,400,000 shares and 5,000,000 shares respectively. Further, the par value of the Common Shares of the Corporation was reduced to $2.50 per share and no par value per share respectively. Both Amendments were adopted and approved by the Shareholders and the Board of Directors in accordance with the Articles of Incorporation, Code of Regulations of the Corporation and Ohio General Corporation Law.
 Due to an administrative error, however, the Certificates of Amendment and the appropriate filing fees were not timely filed with the Secretary of the State of Ohio. In response to this matter, the Corporation filed two Certificates of Amendment of the Articles of Incorporation on February 3, 1997. On February 7, 1997, the Secretary of State of Ohio accepted the Certificates of Amendment and filing fees. As a result, prior to February 7, 1997, the Corporation had only 1,200,000 shares authorized by the Secretary of State of Ohio. This matter was rectified with the filing of the Certificates of Amendment.

     As of February 7, 1997, the Corporation had 5,000,000 shares of no par value common stock authorized and there were issued and outstanding 3,311,268 shares of the Corporation's common stock. There are currently 164,544 Common Shares in the treasury of the Corporation which are being registered with this registration statement. Share amounts have been adjusted to reflect a 2-for-1 stock split declared on December 31, 1996.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FARMERS NATIONAL BANC CORP.

Dated:  ___________________


                /s/Frank L. Paden
                President and Secretary

Dated:  ___________________

                /s/Carl D. Culp
                Executive Vice President
                and Treasurer