Form 10-Q
period 1997-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 1997-08-08
CIK 709337

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

        Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934



For the Quarter ended June 30, 1997      Commission file number 2-80339


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


          Class                        Outstanding at June 30, 1997
Common Stock, No Par Value                   3,369,847 shares



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                   Page

Included in Part I of this report:


     Farmers National Banc Corp. and Subsidiary

          Consolidated Balance Sheets                              1
          Consolidated Statements of Income                        2
          Consolidated Statements of Cash Flows                    3

     Notes to Consolidated Financial Statements                  4-5


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   5-10


PART II - OTHER INFORMATION

Other Information and Signatures                               11-13


CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                  June 30,     December 31,
                                                                    1997           1996

ASSETS
Cash & due from banks                                             $13,689,484    $13,302,154
Federal funds sold                                                  1,710,000      5,667,000
                               TOTAL CASH AND CASH EQUIVALENTS     15,399,484     18,969,154

Securities available for sale                                      62,307,561     45,611,788
Other securities                                                    1,553,950      1,467,650

Loans                                                             268,938,276    266,702,323
Less allowance for credit losses                                    3,272,951      3,197,889
                                                     NET LOANS    265,665,325    263,504,434

Premises and equipment, net                                         5,588,928      5,697,598
Other assets                                                        3,118,613      2,861,617
                                                                 $353,633,861   $338,112,241

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
        Noninterest-bearing                                       $23,423,170    $23,468,432
         Interest-bearing                                         265,432,667    260,342,434
                                                TOTAL DEPOSITS    288,855,837    283,810,866

U. S. Treasury interest-bearing demand note                           699,932        622,129
Securities sold under repurchase agreements                        16,072,112     15,748,622
Short-term borrowings                                               5,000,000      1,400,000
Long-term borrowings                                                4,994,000              0
Other liabilities and deferred credits                                359,015      1,721,635
                                             TOTAL LIABILITIES    315,980,896    303,303,252

Commitments and contingent liabilities
Stockholders Equity:
        Common Stock - no par value; authorized 5,000,000
         shares; issued and outstanding 3,369,847 in 1997 and
          3,311,268 in 1996                                        24,193,591     24,253,806
Retained earnings                                                  16,064,289     14,766,370
Unrealized appreciation on debt securities,
  net of applicable income taxes                                      176,297        108,191
Treasury stock, at cost; 105,955 shares in 1997 and
   164,544 in 1996                                                 (2,781,212)    (4,319,378)
                                     TOTAL STOCKHOLDERS EQUITY     37,652,965     34,808,989
                                                                 $353,633,861   $338,112,241

CONSOLIDATED STATEMENTS OF INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                 For the Three Months Ended     For the Six Months Ended
                                                                   June 30,       June 30,       June 30,       June 30,
INTEREST INCOME                                                      1997           1996           1997           1996
Interest and fees on loans                                        $5,796,607     $5,263,979    $11,474,074    $10,272,121
Interest and dividends on securities:
       Taxable interest                                              791,523        572,633      1,366,625      1,129,846
        Nontaxable interest                                          113,980        113,863        225,470        220,959
        Dividends                                                     24,776         22,809         49,259         46,021
        Interest on federal funds sold                               114,481        171,368        261,994        386,142
                                        TOTAL INTEREST INCOME      6,841,367      6,144,652     13,377,422     12,055,089

INTEREST EXPENSE
Deposits                                                           2,708,568      2,533,973      5,355,988      5,042,553
Borrowings                                                           267,845        128,423        455,364        244,197
                                       TOTAL INTEREST EXPENSE      2,976,413      2,662,396      5,811,352      5,286,750
                                          NET INTEREST INCOME      3,864,954      3,482,256      7,566,070      6,768,339
Provision for credit losses                                          200,000         90,000        350,000        180,000
                                    NET INTEREST INCOME AFTER
                                  PROVISION FOR CREDIT LOSSES      3,664,954      3,392,256      7,216,070      6,588,339

OTHER INCOME
Service charges on deposit accounts                                  288,280        272,436        564,499        511,249
Investment security gains (losses)                                      (341)             0          3,064              0
Other operating income                                               114,256         75,732        198,466        162,303
                                           TOTAL OTHER INCOME        402,195        348,168        766,029        673,552

OTHER EXPENSES
Salaries and  employee benefits                                    1,255,950      1,156,863      2,566,571      2,274,296
Net occupancy expense of premises                                    137,685        127,325        281,088        268,661
Furniture and equipment expense,
        including depreciation                                       120,826        135,322        250,742        286,054
Intangible and other taxes                                           134,149        129,401        274,907        261,700
Other operating expenses                                             659,430        672,421      1,371,485      1,252,764
                                        TOTAL OTHER EXPENSES       2,308,040      2,221,332      4,744,793      4,343,475
                           INCOME BEFORE FEDERAL INCOME TAXES      1,759,109      1,519,092      3,237,306      2,918,416
FEDERAL INCOME TAXES                                                 571,994        481,798      1,041,093        925,698
                                                   NET INCOME     $1,187,115     $1,037,294     $2,196,213     $1,992,718

* NET INCOME PER SHARE                                                 $0.36          $0.31          $0.66          $0.59

*Adjusted to reflect weighted average shares outstanding and 2 for 1 stock split without audit and before adjustments.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                                 Six Months Ended
                                                                             June 30,       June 30,
                                                                               1997           1996
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                        $13,626,034    $12,388,448
  Fees and commissions received                                                762,965        673,552
  Interest paid                                                             (5,755,619)    (5,312,334)
  Cash paid to suppliers and employees                                      (4,760,288)    (4,533,731)
  Income taxes paid                                                         (1,005,000)      (940,000)
                              NET CASH PROVIDED BY OPERATING ACTIVITIES      2,868,092      2,275,935

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale       8,577,921      7,719,979
  Proceeds from sales of investment securities available for sale              103,064              0
  Purchases of other securities and securities available for sale          (25,429,216)    (8,590,031)
  Net increase in loans made to customers                                   (4,525,356)   (21,392,313)
  Purchases of premises and equipment                                          (97,422)      (280,150)
                                  NET CASH USED IN INVESTING ACTIVITIES    (21,371,009)   (22,542,515)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                       (2,103,455)     3,136,410
  Net increase in time deposits                                              7,934,331      5,138,341
  Net increase in Federal Home Loan Bank borrowings                          8,594,000              0
  Dividends paid                                                              (969,581)      (629,015)
  Proceeds from sale of common stock                                         1,477,951      1,172,199
                              NET CASH PROVIDED BY FINANCING ACTIVITIES     14,933,246      8,817,935
                              NET DECREASE IN CASH AND CASH EQUIVALENTS     (3,569,670)   (11,448,645)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                       18,969,154     29,396,117
  End of period                                                            $15,399,484    $17,947,472

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                                $2,196,213     $1,992,718
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                               196,825        209,269
    Amortization and accretion                                                 572,000        636,257
    Provision for credit losses                                                350,000        180,000
    Gain on sale of investment securities                                       (3,064)             0
    Increase in prepaid expenses                                              (286,373)      (392,458)
    Other                                                                     (157,509)      (349,851)
                              NET CASH PROVIDED BY OPERATING ACTIVITIES     $2,868,092     $2,275,935





                FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management Representation:

     The financial statements for June 30, 1997 and 1996 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public
Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the six month period ending June 30, 1997 and 1996 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.



Notes:
                                                  Six Months Ended
                                               June 30,        June 30,
                                                 1997            1996

(1) Federal Income Tax

     Income before Federal Income Tax         3,237,306       2,918,416
     Less nontaxable interest and dividends 	225,470 	220,959
     Taxable Income                           3,011,836       2,697,457
     Federal Income Tax                       1,041,093         925,698





(2) Stockholders Equity                                   Six Months Ended
                                                            June 30, 1997
Common Stock
   Balance 1/1/97                                            24,253,806
   Excess of treasury stock cost over value of shares sold      (60,215)
   Balance 6/30/97                                           24,193,591

Retained Earnings
   Balance 1/1/97                                            14,766,370
   Net Income                                                 2,196,213
   Dividends Declared: $.27 Cash dividends on common stock     (898,294)
   Balance 6/30/97                                           16,064,289

Unrealized Appreciation On Debt Securities
   Balance 1/1/97                                               108,191
   Net change in unrealized appreciation on debt securities,
     net of income taxes                                         68,106
   Balance 6/30/97                                              176,297

Treasury Stock, At Cost
   Balance 1/1/97                                            (4,319,378)
   Shares Sold                                                1,538,166
   Balance 6/30/97                                           (2,781,212)

Total Stockholders Equity at 6/30/97                         37,652,965


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

     The Corporation's net income for the second quarter of 1997 was $1,187,115 or $.36 per share, which is a 14.44% increase compared with the $1,037,294 or $.31 per share earned during the same period last year. Return on average assets and return on average equity for the first six months of 1997 were 1.28% and 12.33% respectively, compared to 1.25% and 11.44% for the same period in 1996.

Results of Operations (cont'd)

     The increase in net income for the second quarter was primarily the result of an increase in net interest income.
The Corporation's net interest income increased 10.99% from $3,482,256 for 1996 to $3,864,954 for the same quarter of 1997.
Total interest income is up 11.34% compared to the second quarter of last year. This increase resulted from an increase in loan balances of 6.33% over the past twelve months, as well as from an increase in yields on loans. Total interest expense is 11.79% higher for the second quarter of 1997 compared to the second quarter of 1996. This increase is due primarily to growth in time deposits. The bank's time deposits have grown 15.06% over the twelve months.

     Provisions for credit losses in the second quarter amounted to $200,000, compared to $90,000 for the same quarter in 1996.
This substantial increase is the result of a $16 million or 6.33% increase in loans in the past twelve months.

     The Corporation's total other expenses for the second quarter increased 3.9% from $2,221,332 in 1996 to $2,308,040 in
1997. Salaries and employee benefits increased 8.57%, as a result of additional staff added to support the overall growth in assets .


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

     Cash flows generated from operating activities increased slightly to $2,868,092 compared to $2,275,935 for the same
period in 1996.   This increase of $592,157 is primarily the
result of increased levels of interest income. Net cash flows used in investing activities amounted to $21,371,009. Most of these funds were used to fund the bank's purchase of investment securities available for sale, which increased $16,695,773 during the first six months of 1997, while loans increased $2,235,953 during the same time period. Net cash flows provided by financing activities were $14,933,246 compared to $8,817,935 in 1996. Approximately $5,831,000 of these funds were generated from increases in balances in deposit accounts, and $8,594,000 was borrowed from the Federal Home Loan Bank.


Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 1997, the corporation's total risk-based capital ratio stood at 16.59%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.34% and 10.59%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Loan Portfolio

The following shows the composition of loans at the dates indicated:

                                             June 30,        Dec. 31,
                                               1997            1996

Commercial, financial and agricultural       9,636,971       8,454,064
Residential mortgage loans                 103,106,781     104,088,173
Nonresidential mortgage loans               37,557,260      32,124,015
Installment loans to individuals           118,637,264     122,036,071
Total loans                                268,938,276     266,702,323


Risk Elements

The following table sets forth aggregate loans in each of the following categories for the dates indicated:



                                             June 30,        Dec. 31,
                                               1997            1996

Loans accounted for on a nonaccrual basis      880,921               0


Loans contractually past due 90 days or
 more as to interest or principal payments
 (not included in nonaccrual loans above)      527,686         2,098,118

Loans considered troubled debt restructurings
 (not included in nonaccrual or contractually
 past due above)                                     0                 0


Risk Elements (Continued)

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

                                               June 30,            Dec. 31,
                                                 1997                1996

Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                     17,494                 0

Interest income included in income on the loans 30,088                 0


A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of June 30, 1997, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:



                                             Six Months      Year
                                                Ended        Ended
                                               June 30,     Dec. 31,
                                                 1997         1996

Balance at beginning of period                3,197,889    2,910,838

Loan losses:
  Commercial, financial & agricultural                0      (74,913)
  Real estate - mortgage                              0      (22,468)
  Installment loans to individuals             (350,912)    (454,665)
                                               (350,912)    (552,046)

Recoveries on previous loan losses:
  Commercial, financial & agricultural              232        9,450
  Real estate - mortgage                          5,200       15,000
  Installment loans to individuals               70,542      159,647
                                                 75,974      184,097
Net loan losses                                (274,938)    (367,949)

Provision charged to operations (1)             350,000      655,000

Balance at end of period                      3,272,951    3,197,889


Ratio of net credit losses to average net
  loans outstanding                                 .10%         .15%


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

                                               June 30,    Dec. 31,
Types of Loans                                   1997        1996

Commercial, financial & agricultural            574,401    1,873,000
Real estate - mortgage                        1,254,848      263,000
Installment                                   1,443,702    1,061,889
Total                                         3,272,951    3,197,889

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


The percentage of loans in each category to total loans is summarized as follows:

                                                June 30,      Dec. 31,
Types of Loans                                    1997          1996

Commercial, financial & agricultural                3.6%         3.2%
Residential mortgage loans                         38.3%        39.0%
Nonresidential mortgage loans                      14.0%        12.0%
Installment loans to individuals                   44.1%        45.8%
                                                  100.0%       100.0%


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


 10.     Not applicable.



 11.     Not applicable.



 15.     Not applicable.



 18.     Not applicable.



Exhibits and Reports on Form 8-K (Continued)



 19.     Not applicable.



 22.     Not applicable.



 23.     Not applicable.



 24.     Not applicable.



 27.     Financial Data Schedule (filed herewith)



 99.     Not applicable.



(b) - Reports on Form 8-K


     No reports on Form 8-K were filed for the six months ended
June 30, 1997.





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FARMERS NATIONAL BANC CORP.



Dated:  8/7/97
                         /s/Frank L. Paden
                        President and Secretary



Dated: 8/7/97
                        /s/Carl D. Culp
                        Executive Vice President
                        and Treasurer