Form 10-Q
period 1997-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 1997-11-10
CIK 709337

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

        Class                          Outstanding at Sept. 30, 1997

Common Stock, No Par Value                   3,463,248 shares



PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements                                   Page

Included in Part I of this report:


     Farmers National Banc Corp. and Subsidiary

          Consolidated Balance Sheets                              1
          Consolidated Statements of Income                        2
          Consolidated Statements of Cash Flows                    3

     Notes to Consolidated Financial Statements                  4-5


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations               5-10


PART II - OTHER INFORMATION

Other Information and Signatures                               11-13



CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                   September 30,   December 31,
                                                                        1997           1996
ASSETS
Cash & due from banks                                               $10,380,042    $13,302,154
Federal funds sold                                                    7,028,000      5,667,000
                                 TOTAL CASH AND CASH EQUIVALENTS     17,408,042     18,969,154

Securities available for sale                                        60,289,868     45,611,788
Other securities                                                      1,648,140      1,467,650

Loans                                                               272,449,143    266,702,323
Less allowance for credit losses                                      3,347,120      3,197,889
                                                       NET LOANS    269,102,023    263,504,434

Premises and equipment, net                                           5,602,783      5,697,598
Other assets                                                          3,134,322      2,861,617
                                                                   $357,185,178   $338,112,241

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
        Noninterest-bearing                                         $22,691,057    $23,468,432
         Interest-bearing                                           274,047,515    260,342,434
                                                  TOTAL DEPOSITS    296,738,572    283,810,866

U. S. Treasury interest-bearing demand note                             534,370        622,129
Securities sold under repurchase agreements                          14,547,588     15,748,622
Short-term borrowings                                                         0      1,400,000
Long-term borrowings                                                  4,994,000              0
Other liabilities and deferred credits                                1,155,973      1,721,635
                                               TOTAL LIABILITIES    317,970,503    303,303,252

Stockholders Equity:
        Common Stock - no par value; authorized 5,000,000
         shares; issued and outstanding 3,463,248 in 1997 and
          3,311,268 in 1996                                          24,263,641     24,253,806
Retained earnings                                                    14,980,321     14,766,370
Unrealized appreciation on debt securities,
  net of applicable income taxes                                        300,150        108,191
Treasury stock, at cost; 12,554 shares in 1997 and
   164,544 in 1996                                                     (329,437)    (4,319,378)
                                       TOTAL STOCKHOLDERS EQUITY     39,214,675     34,808,989
                                                                   $357,185,178   $338,112,241

CONSOLIDATED STATEMENTS OF INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                               For the Three Months Ended   For the Nine Months Ended
                                               September 30, September 30,  September 30, September 30,
INTEREST INCOME                                    1997          1996          1997          1996
Interest and fees on loans                       $6,038,688    $5,437,449   $17,512,762   $15,709,570
Interest and dividends on securities:
       Taxable interest                             810,423       559,113     2,177,048     1,688,959
        Nontaxable interest                         114,666       114,596       340,136       335,555
        Dividends                                    29,211        29,374        78,470        75,395
        Interest on federal funds sold              114,072        81,908       376,066       468,050
                        TOTAL INTEREST INCOME     7,107,060     6,222,440    20,484,482    18,277,529

INTEREST EXPENSE
Deposits                                          2,812,480     2,527,558     8,168,468     7,570,111
Borrowings                                          330,156       156,069       785,520       400,266
                       TOTAL INTEREST EXPENSE     3,142,636     2,683,627     8,953,988     7,970,377
                          NET INTEREST INCOME     3,964,424     3,538,813    11,530,494    10,307,152
Provision for credit losses                         240,000        90,000       590,000       270,000
                    NET INTEREST INCOME AFTER
                  PROVISION FOR CREDIT LOSSES     3,724,424     3,448,813    10,940,494    10,037,152

OTHER INCOME
Service charges on deposit accounts                 304,452       284,757       868,951       796,006
Investment security gains                             2,565             0         5,629             0
Other operating income                              125,513       144,976       323,979       307,279
                           TOTAL OTHER INCOME       432,530       429,733     1,198,559     1,103,285

OTHER EXPENSES
Salaries and employee benefits                    1,239,039     1,227,097     3,805,610     3,501,393
Net occupancy expense of premises                   139,161       128,519       420,249       397,180
Furniture and equipment expense,
        including depreciation                      123,452       127,583       374,194       413,637
Intangible and other taxes                          128,297       126,549       403,204       388,249
Other operating expenses                            666,336       611,027     2,037,821     1,863,791
                        TOTAL OTHER EXPENSES      2,296,285     2,220,775     7,041,078     6,564,250
           INCOME BEFORE FEDERAL INCOME TAXES     1,860,669     1,657,771     5,097,975     4,576,187
FEDERAL INCOME TAXES                                605,676       529,035     1,646,769     1,454,733
                                   NET INCOME    $1,254,993    $1,128,736    $3,451,206    $3,121,454

* NET INCOME PER SHARE                                $0.37         $0.33         $1.01         $0.90

*Adjusted to reflect weighted average shares outstanding, 2 for 1 stock split and 2% stock dividend, without audit and before adjustments.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                            Nine Months Ended
                                                                       September 30,  September 30,
                                                                           1997           1996
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                    $20,858,239    $18,962,932
  Fees and commissions received                                          1,192,930      1,043,285
  Interest paid                                                         (8,895,168)    (7,973,677)
  Cash paid to suppliers and employees                                  (6,817,383)    (6,398,742)
  Income taxes paid                                                     (1,611,000)    (1,450,000)
                          NET CASH PROVIDED BY OPERATING ACTIVITIES      4,727,618      4,183,798

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale  10,333,175     10,297,111
  Proceeds from sales of investment securities available for sale        2,105,629              0
  Purchases of other securities and securities available for sale      (27,133,259)   (11,100,712)
  Net increase in loans made to customers                               (7,787,257)   (30,869,239)
  Purchases of premises and equipment                                     (214,390)      (326,198)
                              NET CASH USED IN INVESTING ACTIVITIES    (22,696,102)   (31,999,038)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in demand deposits,
    NOW accounts and savings accounts                                   (3,895,408)    (4,240,966)
  Net increase in time deposits                                         16,061,493     13,225,161
  Net increase in Federal Home Loan Bank borrowings                      3,594,000      5,000,000
  Dividends paid                                                        (1,519,002)      (982,885)
  Proceeds from sale of common stock                                     2,166,289      1,766,586
                          NET CASH PROVIDED BY FINANCING ACTIVITIES     16,407,372     14,767,896
                          NET DECREASE IN CASH AND CASH EQUIVALENTS     (1,561,112)   (13,047,344)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                   18,969,154     29,396,117
  End of period                                                        $17,408,042    $16,348,773

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                            $3,451,206     $3,121,454
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                           295,199        297,834
    Amortization and accretion                                             875,680        976,666
    Provision for credit losses                                            590,000        270,000
    Gain on sale of investment securities                                   (5,629)             0
    Increase in prepaid expenses                                          (165,988)      (222,203)
    Other                                                                 (312,850)      (259,953)
                          NET CASH PROVIDED BY OPERATING ACTIVITIES     $4,727,618     $4,183,798



                FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management Representation:

     The financial statements for September 30, 1997 and 1996 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public
Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the nine month period ending September 30, 1997 and 1996 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.

Notes:

                                                  Nine Months Ended
                                              Sept. 30,       Sept. 30,
                                                 1997            1996

(1) Federal Income Tax

     Income before Federal Income Tax         5,097,975       4,576,187
     Less nontaxable interest and dividends 	340,136 	335,555
     Taxable Income                           4,757,839       4,240,632
     Federal Income Tax                       1,646,769       1,454,733



(2) Stockholders Equity                                 Nine Months Ended
                                                        September 30, 1997
Common Stock

   Balance 1/1/97                                            24,253,806
   Excess of treasury stock cost over value of shares sold 	(41,095)
   Excess value of shares issued as a stock dividend
      over treasury stock cost                                   50,930
   Balance 9/30/97                                           24,263,641


Retained Earnings

   Balance 1/1/97                                            14,766,370
   Net Income                                                 3,451,206
   Dividends Declared: $.42 Cash dividends on common
      stock                                                  (1,403,771)
   Stock Dividend                                            (1,833,484)
   Balance 9/30/97                                           14,980,321


Unrealized Appreciation On Debt Securities

   Balance 1/1/97                                               108,191
   Net change in unrealized appreciation on debt securities,
     net of income taxes                                        191,959
   Balance 9/30/97                                              300,150


Treasury Stock, At Cost

   Balance 1/1/97                                            (4,319,378)
   Shares Sold                                                3,989,941
   Balance 9/30/97                                             (329,437)

Total Stockholders Equity at 9/30/97                         39,214,675





Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     The Corporation's net income for the third quarter of 1997 was $1,254,993 or $.37 per share, which is a 11.19% increase compared with the $1,128,736 or $.33 per share earned during the same period last year. Return on average assets and return on average equity for the first nine months of 1997 were 1.32% and 12.58% respectively, compared to 1.29% and 11.73% for the same period in 1996.

Results of Operations (cont'd)

     The increase in net income for the third quarter was primarily the result of an increase in net interest income.
The Corporation's net interest income increased 12.03% from $3,538,813 for 1996 to $3,964,424 for the same quarter of 1997.
Total interest income is up 14.22% compared to the third quarter of last year. This increase resulted from an increase in loan balances of 4.03% over the past twelve months, as well as from an increase in yields on loans. Total interest expense is 17.10% higher for the third quarter of 1997 compared to the third quarter of 1996. This increase is due primarily to growth in time deposits. The bank's time deposits have grown 17.62% over the twelve months.

     Provisions for credit losses in the third quarter amounted to $240,000, compared to $90,000 for the same quarter in 1996.
This substantial increase is the result of a $10.5 million or 4.03% increase in loans in the past twelve months.

     The Corporation's total other expenses for the third quarter increased 3.4% from $2,220,775 in 1996 to $2,296,285 in
1997. Salaries and employee benefits increased 8.69%, as a result of additional staff added to support the overall growth in assets.


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

     Cash flows generated from operating activities increased to $4,727,618 compared to $4,183,798 for the same period in 1996. This increase of $543,820 is primarily the result of increased levels of interest income. Net cash flows used in investing activities amounted to $22,696,101. Most of these funds were used to fund the bank's purchase of investment securities available for sale, which increased $14,678,080 during the first nine months of 1997, while loans increased $5,746,820 during the same time period. Net cash flows provided by financing activities were $16,407,371 compared to $14,767,896 in 1996.
Approximately $12,166,000 of these funds were generated from increases in balances in deposit accounts, and $3,594,000 was borrowed from the Federal Home Loan Bank.


Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 1997, the corporation's total risk-based capital ratio stood at 16.59%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.33% and 10.68%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.


Loan Portfolio

The following shows the composition of loans at the dates indicated:

                                               Sept. 30,       Dec. 31,
                                                 1997            1996

Commercial, financial and agricultural        10,213,011       8,454,064
Residential mortgage loans                   104,383,335     104,088,173
Nonresidential mortgage loans                 39,374,909      32,124,015
Installment loans to individuals             118,477,888     122,036,071
Total loans                                  272,449,143     266,702,323


Risk Elements

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

                                               Sept. 30,       Dec. 31,
                                                 1997            1996

Loans accounted for on a nonaccrual basis        437,242               0

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in nonaccrual loans above)       488,340       2,098,118

Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
  past due above)                                      0               0



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

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:


                                                 Sept. 30,       Dec. 31,
                                                   1997            1996

Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                        8,243               0


Interest income included in income on the loans   10,173               0


A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of September 30, 1997, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:



                                                 Nine Months     Year
                                                    Ended        Ended
                                                  Sept. 30,     Dec. 31,
                                                     1997         1996

Balance at beginning of period                 3,197,889       2,910,838

Loan losses:
  Commercial, financial & agricultural                 0         (74,913)
  Real estate - mortgage                               0         (22,468)
  Installment loans to individuals              (560,198)       (454,665)
                                                (560,198)       (552,046)

Recoveries on previous loan losses:
  Commercial, financial & agricultural             2,718           9,450
  Real estate - mortgage                           7,200          15,000
  Installment loans to individuals               109,511         159,647
                                                 119,429         184,097

Net loan losses                                 (440,769)       (367,949)

Provision charged to operations (1)              590,000         655,000

Balance at end of period                       3,347,120       3,197,889

Ratio of net credit losses to average net
  loans outstanding                                  .17%            .15%


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



                                               Sept. 30,       Dec. 31,
Types of Loans                                   1997            1996

Commercial, financial & agricultural             609,175       1,873,000
Real estate - mortgage                         1,282,616         263,000
Installment                                    1,455,329       1,061,889
Total                                          3,347,120       3,197,889


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


The percentage of loans in each category to total loans is summarized as follows:

                                                  Sept. 30,        Dec. 31,
Types of Loans                                      1997             1996

Commercial, financial & agricultural                 3.7%            3.2%
Residential mortgage loans                          38.3%           39.0%
Nonresidential mortgage loans                       14.5%           12.0%
Installment loans to individuals                    43.5%           45.8%
                                                   100.0%          100.0%


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

(b) - Reports on Form 8-K

        No reports on Form 8-K were filed for the nine months ended September 30, 1997.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       FARMERS NATIONAL BANC CORP.

Dated:  11/10/97
                        /s/Frank L. Paden
                        President and Secretary

Dated:  11/10/97

                        /s/Carl D. Culp
			Executive Vice President
                        and Treasurer