Form 10-K
period 1997-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 1998-03-12
CIK 709337

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-K



(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange  Act of 1934

For the fiscal year ended December 31, 1997
                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates that as of February 24, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (including 254,241 shares held by officers and directors of the registrant) was approximately
$122,189,795.

As of February 24, 1998, the registrant had outstanding
3,491,137 shares of common stock having no par value.


               DOCUMENTS INCORPORATED BY REFERENCE


                                                       Parts of  Form 10-K
                                                            into which
        Document                                    Document is Incorporated

1997 Annual Report to Shareholders                               II

Definitive proxy statement for the 1997 Annual
Meeting of Shareholders to be held on March 26, 1998            III



Form 10-K Cross Reference Index to Annual Report to Shareholders



Part I

  Item 1 - Business

    Description of Business                                      7
    Average Balance Sheets/Yields/Rates                         11
    Rate and Volume Analysis 					12
    Securities							18
    Loans                                                    15-16
    Risk Elements of Loan Portfolio				17
    Loan Loss Experience					16
    Deposits							19
    Financial Ratios					       	10
    Short-Term Borrowings					31

Part II

  Item 5

    Market For Registrant's Common Stock
      and Related Stockholder Matters				21

  Item 6

    Selected Financial Data					10

  Item 7

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations          13-20

  Item 8

    Financial Statements and Supplementary Data              23-36

  Item 9

    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None

Part IV

    Report of Hill, Barth & King, Inc.,
      Independent Auditors					22

    Financial Statements:

    Consolidated Balance Sheets -
      December 31, 1997 and 1996				23

    Consolidated Statements of Income -
      Calendar Years 1997, 1996 and 1995			24

    Consolidated Statement of Stockholders'
      Equity - Calendar Years 1997, 1996 and 1995               25

    Consolidated Statements of Cash
      Flows - Calendar Years 1997, 1996
      and 1995.							26

    Notes to Consolidated Financial Statements               27-36



                     FARMERS NATIONAL BANC CORP.
                             FORM 10-K
                               1997

                              INDEX



Part I.								 Page

Item 1.  Business:

                General                                           I-2

Item 2.  Properties						  I-6

Item 3.  Legal Proceedings					  I-6

Item 4.  Submission of Matters to a Vote of Security Holders      I-6


Part III.

Item 10. Directors and Executive Officers of the Registrant 	III-1

Item 11. Executive Compensation 				III-2

Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                            III-2

Item 13. Certain Relationships and Related Transactions	 	III-2


Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports
		on Form 8-K					 IV-1

Signatures							 IV-3

Index to Exhibits						 IV-4


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

Supervision and Regulation

     The Corporation is a one bank holding company and is regulated by the Federal Reserve Bank (the "FRB"). The bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the "OCC"), as well as the Federal Deposit Insurance Corporation (the "FDIC"). Changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and the Corporation's capital position as of December 31, 1997 are presented in Note J on page 32 of the annual report to shareholders for the year ended December 31, 1997 and is hereby incorporated by reference.

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


Item 2.  Properties

Farmers National Banc Corp.'s Properties

The Farmers National Banc Corp. owns no property. Operations are conducted at 20 South Broad Street, Canfield, Ohio.

Bank Property

The Main Office is located at 20 S. Broad Street, Canfield,
Ohio.  The other nine offices of the bank are:


Austintown Office               22 N. Niles-Canfield Rd., Youngstown, Ohio

Lake Milton Office              17817 Mahoning Avenue, Lake Milton, Ohio

Cornersburg Office          	3619 S. Meridian Rd., Youngstown, Ohio

Colonial Plaza Office           401 E. Main St., Canfield, Ohio

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


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1997.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant

Information relating to Directors is set forth in the registrant's definitive proxy statement, which was used in connection with its annual meeting of shareholders which will be held March 26, 1998. The proxy statement is attached hereto.


Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 1, 1998:



       Name                 Age              Position Held

William D. Stewart          68                 Chairman

Richard L. Calvin           71               Vice Chairman

Frank L. Paden              47          President and Secretary

Carl D. Culp                34      Executive Vice President and Treasurer

Donald F. Lukas             51            Senior Vice President



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



Item 11.  Executive Compensation

Information regarding this item is set forth in the registrant's definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 26, 1998. The proxy statement is attached hereto.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Information relating to this item is set forth in the registrant's definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 26, 1998. The proxy statement is attached hereto.


Item 13.  Certain Relationships and Related Transactions

Information regarding this item is set forth in the registrant's definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 26, 1998. The proxy statement is attached hereto.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)1.  Financial Statements

		 Included in Part II of this report

		Item 8., Financial Statements and Supplementary Data is set forth in the registrant's 1997 Annual Report to Shareholders and is incorporated by reference in Part II of this report


        (a)2.  Financial Statement Schedules                       Page

                        Accountant's consent                       IV-2

			All schedules are omitted because they are not applicable.

	(a)3.  Exhibits

		 The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page IV-4 hereof and is incorporated herein by reference.


        (b)    Report on Form 8-K

                No reports were filed for three months ended December 31, 1997.






                      INDEPENDENT AUDITORS' CONSENT



FARMERS NATIONAL BANC CORP.:

     We hereby consent to the incorporation by reference in this Registration Statement of our report dated January 23, 1998, relating to the consolidated financial statements of Farmers National Banc Corp. and subsidiary.



HILL, BARTH & KING, INC.

Warren, Ohio
March 10, 1998






SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.


Farmers National Banc Corp.                     Farmers National Banc Corp.



by   /s/Frank L. Paden         by     /s/Carl D. Culp
     President and Secretary          Executive Vice President and
                                        Treasurer


/s/William D. Stewart           Chairman                March 10, 1998


/s/Benjamin R. Brown            Director                March 10, 1998


/s/Richard L. Calvin            Vice Chairman           March 10, 1998


/s/Joseph O. Lane               Director                March 10, 1998


/s/David C. Myers               Director                March 10, 1998


/s/Edward A. Ort                Director                March 10, 1998


/s/Frank L. Paden               President               March 10, 1998
                                and Director

/s/Ronald V. Wertz              Director                March 10, 1998




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