Form 10-Q
period 1998-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 1998-05-12
CIK 709337

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549



         Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934



For the Quarter ended March 31, 1998    Commission file number  2-80339

                     FARMERS NATIONAL BANC CORP.
      (Exact name of registrant as specified in its charter)

            OHIO                                     34-1371693
(State or other jurisdiction of         (I.R.S. Employer Identification No)
 incorporation or organization)


     20 South Broad Street
         Canfield, OH                                44406
(Address of principal executive offices)           (Zip Code)


                           (330) 533-3341
        (Registrant's telephone number,including area code)


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

                        Yes    X             No  _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest praticable date.

             Class                   Outstanding at March 31, 1998

Common Stock, No Par Value                   3,517,746 shares



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                   Page

Included in Part I of this report:

     Farmers National Banc Corp. and Subsidiary

          Consolidated Balance Sheets                              1
          Consolidated Statements of Income                        2
          Consolidated Statements of Cash Flows                    3

     Notes to Consolidated Financial Statements                  4-5

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations               5-10

PART II - OTHER INFORMATION

Other Information and Signatures                               11-13





CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                    March 31,    December 31,
                                                                      1998           1997
                                                                    (In Thousands of Dollars)
ASSETS
Cash & due from banks                                                $11,886        $13,480
Federal funds sold                                                     5,689          5,702
                              TOTAL CASH AND CASH EQUIVALENTS         17,575         19,182

Securities available for sale                                         72,128         66,620
Other securities                                                       1,748          1,686

Loans                                                                274,431        275,094
Less allowance for credit losses                                       3,534          3,429
                                                    NET LOANS        270,897        271,665

Premises and equipment, net                                            6,028          6,025
Other assets                                                           3,484          3,271
                                                                    $371,860       $368,449

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
        Noninterest-bearing                                          $26,219        $26,282
        Interest-bearing                                             279,833        279,548
                                               TOTAL DEPOSITS        306,052        305,830

U. S. Treasury interest-bearing demand note                              559            559
Securities sold under repurchase agreements                           16,963         14,659
Long-term borrowings                                                   3,728          4,612
Other liabilities and deferred credits                                 2,125          1,866
                                            TOTAL LIABILITIES        329,427        327,526

Stockholders Equity:
        Common Stock - no par value; authorized 5,000,000
         shares; issued and outstanding 3,517,746 in 1998 and
          3,491,137 in 1997                                           25,723         24,792
Retained earnings                                                     16,300         15,717
Unrealized appreciation on debt securities,
  net of applicable income taxes                                         410            414
                                    TOTAL STOCKHOLDERS EQUITY         42,433         40,923
                                                                    $371,860       $368,449


CONSOLIDATED STATEMENTS OF INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                              For the Three Months Ended
                                                                 March 31,   March 31,
                                                                   1998        1997
                                                         (In Thousands except Per Share Data)

INTEREST INCOME
Interest and fees on loans                                         $5,929      $5,677
Interest and dividends on securities:
       Taxable interest                                               891         575
       Nontaxable interest                                            128         112
       Dividends                                                       29          24
       Interest on federal funds sold                                  82         148
                                        TOTAL INTEREST INCOME       7,059       6,536

INTEREST EXPENSE
Deposits                                                            2,920       2,647
Borrowings                                                            234         187
                                       TOTAL INTEREST EXPENSE       3,154       2,834
                                          NET INTEREST INCOME       3,905       3,702
Provision for credit losses                                           210         150
                                    NET INTEREST INCOME AFTER
                                  PROVISION FOR CREDIT LOSSES       3,695       3,552

OTHER INCOME
Service charges on deposit accounts                                   286         276
Investment security gains                                               5           3
Other operating income                                                128          84
                                           TOTAL OTHER INCOME         419         363

OTHER EXPENSES
Salaries and employee benefits                                      1,281       1,311
Net occupancy expense of premises                                     140         143
Furniture and equipment expense,
  including depreciation                                              141         130
Intangible and other taxes                                            153         141
Other operating expenses                                              718         712
                                        TOTAL OTHER EXPENSES        2,433       2,437
                           INCOME BEFORE FEDERAL INCOME TAXES       1,681       1,478
FEDERAL INCOME TAXES                                                  539         469
                                                   NET INCOME      $1,142      $1,009

* NET INCOME PER SHARE                                              $0.33       $0.30

*Adjusted to reflect weighted average shares outstanding and 2% stock dividend, without audit and before adjustments.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                            Three Months Ended
                                                                            March 31,  March 31,
                                                                              1998       1997
                                                                         (In Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                         $7,150     $6,472
  Fees and commissions received                                                409        360
  Interest paid                                                             (3,186)    (2,844)
  Cash paid to suppliers and employees                                      (2,033)    (2,617)
  Income taxes paid                                                             (3)         0
                              NET CASH PROVIDED BY OPERATING ACTIVITIES      2,337      1,371

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale       1,859      6,231
  Proceeds from sales of investment securities available for sale            1,023        103
  Purchases of other securities and securities available for sale           (8,528)   (13,265)
  Net increase in loans made to customers                                      174      3,095
  Purchases of premises and equipment                                         (113)       (47)
                                  NET CASH USED IN INVESTING ACTIVITIES     (5,585)    (3,883)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                        1,670       (738)
  Net increase in time deposits                                                 17      5,705
  Net decrease in Federal Home Loan Bank borrowings                           (884)    (1,400)
  Dividends paid                                                               (93)      (474)
  Proceeds from sale of common stock                                           931        745
                              NET CASH PROVIDED BY FINANCING ACTIVITIES      1,641      3,838
                   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (1,607)     1,326

CASH AND CASH EQUIVALENTS
  Beginning of period                                                       19,182     18,969
  End of period                                                            $17,575    $20,295

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                                $1,142     $1,009
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                               105        101
    Amortization and accretion                                                 328        278
    Provision for credit losses                                                210        150
    Gain on sale of investment securities                                       (5)        (4)
    Increase in prepaid expenses                                               256        436
    Other                                                                      301       (599)
                              NET CASH PROVIDED BY OPERATING ACTIVITIES     $2,337     $1,371



              FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Management Representation:


     The financial statements for March 31, 1998 and 1997 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public
Accountants.


     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the three month period ending March 31, 1998 and 1997 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.



Notes:

						(In Thousands of Dollars)
                                                  Three Months Ended
                                                March. 31,      March 31,
                                                   1998           1997

(1) Federal Income Tax

     Income before Federal Income Tax             $1,681         $1,478
     Less nontaxable interest and dividends          128            112
     Taxable Income                                1,553          1,366

     Federal Income Tax                             $539           $469




(2) Stockholders Equity                             Three Months Ended
                                                      March 31, 1998
                                                (In Thousands of Dollars)
Common Stock
   Balance 1/1/98                                         $24,792
   26,609 shares sold                                         931
   Balance 3/31/98                                         25,723


Retained Earnings
   Balance 1/1/98                                          15,717
   Net Income                                               1,142
   Dividends Declared: $.16 Cash dividends on common
      stock                                                  (559)
   Balance 3/31/98                                         16,300


Unrealized Appreciation On Debt Securities
   Balance 1/1/98                                             414
   Net change in unrealized depreciation on debt securities,
     net of income taxes                                       (4)
   Balance 3/31/98                                            410

Total Stockholders Equity at 3/31/98                      $42,433



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

     The Corporation's net income for the first quarter of 1998 was $1.142 million or $.33 per share, which is a 13.2% increase compared with the $1.009 million or $.30 per share earned during the same period last year. Return on average assets and return on average equity for the first three months of 1998 were 1.25% and 11.03% respectively, compared to 1.19% and 11.58% for the same period in 1997.


Results of Operations (cont'd)

     The increase in net income for the first quarter was primarily the result of an increase in net interest income.
The Corporation's net interest income increased 5.48% from $3.702 million for 1997 to $3.905 million for the same quarter of 1998. Total interest income is up 8% compared to the first quarter of last year. This increase primarily the result of an increase in the balance of investment securities of 37.42% over the past twelve months, as well as from an increase in the yield on investment securities. Interest and fees on loans also increased 4.44% as a result of improved yields. Total interest expense is 11.22% higher for the first quarter of 1998 compared to the first quarter of 1997. This increase is due primarily to growth in time deposits and a increase in the cost of these funds. The bank's time deposits have grown 4.6% over the past twelve months.

     Provisions for credit losses in the first quarter amounted to $210 thousand compared to $150 thousand for the same quarter in 1997. This substantial increase is the result of a $11.3 million or 4.31% increase in loans in the past twelve months.

     Other income increased 15.4% from $363 thousand in 1997 to $419 thousand in 1998, as a result of increased fees from bank servcies. The Corporation's total other expenses for the first quarter decreased slightly from $2.437 million in 1997 to $2.433 million in 1998. Management continues to closely monitor and keep the increases in noninterest expenses to a minimum.


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

     Cash flows generated from operating activities increased to $2.337 million compared to $1.371 million for the same period in
1997.   This increase of $966 thousand is primarily the result
of increased levels of interest income and a decrease in non-interest expenses. Net cash flows used in investing activities amounted to $5.585 million. Most of these funds were used to purchase investment securities available for sale, which increased $5.57 million during the first three months of 1998, while loans decreased slightly during the same time period. Net cash flows provided by financing activities were $1.641 million compared to $3.838 million in 1997. $1.670 million of funds were generated in 1998 from increases in balances in deposit accounts.


Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 1998, the corporation's total risk-based capital ratio stood at 18.15%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.90% and 11.28%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.


Loan Portfolio

The following shows the composition of loans at the dates indicated:

                                             (In Thousands of Dollars)
                                              March 31,       Dec. 31,
                                                1998            1997

Commercial, financial and agricultural         $11,314        $10,784
Residential mortgage loans                     106,157        108,077
Nonresidential mortgage loans                   41,089         39,902
Installment loans to individuals               115,871        116,331
Total loans                                   $274,431       $275,094



Risk Elements

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

                                                (In Thousands of Dollars)
                                                    March 31,   Dec. 31,
                                                      1998       1997

Loans accounted for on a nonaccrual basis             $337       $493

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in nonaccrual loans above)             468        402

Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
   past due above)                                       0          0



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

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:


                                                 (In Thousands of Dollars)
                                                    March 31,   Dec. 31,
                                                      1998       1997

Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                             $7         $9

Interest income included in income on the loans          1         13


A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of March 31, 1998, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:

						(In Thousands of Dollars)
                                                  Three Months    Year
                                                     Ended        Ended
                                                   March 31,     Dec. 31,
                                                      1998         1997

Balance at beginning of period                      $3,429       $3,198

Loan losses:
  Commercial, financial & agricultural                 (15)           0
  Real estate - mortgage                                 0            0
  Installment loans to individuals                    (177)        (824)
                                                      (192)        (824)

Recoveries on previous loan losses:
  Commercial, financial & agricultural                   0            3
  Real estate - mortgage                                 3           40
  Installment loans to individuals                      84          157
                                                        87          200
Net loan losses                                       (105)        (624)

Provision charged to operations (1)                    210          855

Balance at end of period                            $3,534       $3,429

Ratio of net credit losses to average net
  loans outstanding                                    .15%         .23%

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


						(In Thousands of Dollars)
                                                 March 31,       Dec. 31,
Types of Loans                                      1998           1997

Commercial, financial & agricultural              $1,026         $1,928
Real estate - mortgage                             1,042            275
Installment                                        1,466          1,226
Total                                             $3,534         $3,429


The allocation of the allowance as shown above should not be interpreted as an indication that charge-offs in 1998 will occur in the same proportions or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

The percentage of loans in each category to total loans is summarized as follows:



                                                  March 31,       Dec. 31,
Types of Loans                                      1998            1997

Commercial, financial & agricultural                 4.1%           3.9%
Residential mortgage loans                          38.7%          39.3%
Nonresidential mortgage loans                       15.0%          14.5%
Installment loans to individuals                    42.2%          42.3%
                                                   100.0%         100.0%


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


Item 4.  Submission of Matters to a Vote of Security Holders

	(a) Farmers National Banc Corp's annual meeting of shareholders was held on March 26, 1998.

    (b & c) Proxies were solicited by Farmers National Banc Corp's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. Elected to serve as director until the 1999 annual meeting of shareholders were management's nominees Benjamin R. Brown (2,762,595 votes), Richard L. Calvin (2,764,856 votes), Joseph O. Lane (2,764,897 votes), David C. Myers (2,794,476 votes), Edward A. Ort (2,794,439 votes), Frank
L. Paden (2,794,476 votes), William D. Stewart (2,794,476 votes) and Ronald V. Wertz (2,794,476 votes).


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


  Exhibits and Reports on Form 8-K (Continued)

10.       Not applicable.


11.       Not applicable.


15.       Not applicable.


18.       Not applicable.


19.       Not applicable.


22.       Not applicable.


23.       Not applicable.


24.       Not applicable.


27.       Financial Data Schedule (filed herewith)


99.       Not applicable.


(b) - Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended March 31, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FARMERS NATIONAL BANC CORP.

Dated:  5/12/98

                        /s/Frank L. Paden
			President and Secretary

Dated:  5/12/98

                        /s/Carl D. Culp
			Executive Vice President
                        and Treasurer