Form 10-Q
period 1998-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 1998-08-14
CIK 709337

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


         Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934



For the Quarter ended June 30, 1998      Commission file number 2-80339

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

                        Yes    X             No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       Class                       Outstanding at June 30, 1998
Common Stock, No Par Value                3,540,624 shares


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                Page

Included in Part I of this report:

     Farmers National Banc Corp. and Subsidiary

          Consolidated Balance Sheets                          1
          Consolidated Statements of Income                    2
          Consolidated Statements of Cash Flows                3

     Notes to Consolidated Financial Statements              4-5


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations           5-11

PART II - OTHER INFORMATION

Other Information and Signatures                           11-13


CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                           June 30,   December 31,
                                                             1998        1997
                                                        (In Thousands of Dollars)
ASSETS
Cash & due from banks                                       $15,332     $13,480
Federal funds sold                                              562       5,702
                        TOTAL CASH AND CASH EQUIVALENTS      15,894      19,182

Securities available for sale                                69,250      66,620
Other securities                                              2,215       1,686

Loans                                                       298,266     275,094
Less allowance for credit losses                              3,616       3,429
                                              NET LOANS     294,650     271,665

Premises and equipment, net                                   6,136       6,025
Other assets                                                  3,498       3,271
                                                           $391,643    $368,449

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
        Noninterest-bearing                                 $27,171     $26,282
         Interest-bearing                                   276,501     279,548
                                         TOTAL DEPOSITS     303,672     305,830

U. S. Treasury interest-bearing demand note                     818         559
Securities sold under repurchase agreements                  18,702      14,659
Short-term borrowings                                        21,974           0
Long-term borrowings                                            754       4,612
Other liabilities and deferred credits                        1,815       1,866
                                      TOTAL LIABILITIES     347,735     327,526

Stockholders Equity:
        Common Stock - no par value; authorized 5,000,000
         shares; issued and outstanding 3,540,624 in 1998
          and 3,491,137 in 1997                              26,638      24,792
Retained earnings                                            16,995      15,717
Unrealized appreciation on debt securities,
  net of applicable income taxes                                275         414
                              TOTAL STOCKHOLDERS EQUITY      43,908      40,923
                                                           $391,643    $368,449


CONSOLIDATED STATEMENTS OF INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                For the Three Months Ended  For the Six Months Ended
                                                     June 30,    June 30,     June 30,    June 30,
                                                      1998        1997          1998        1997
                                                          (In Thousands except Per Share Data)

INTEREST INCOME
Interest and fees on loans                             $6,140      $5,797     $12,069     $11,474
Interest and dividends on securities:
       Taxable interest                                   888         792       1,779       1,367
        Nontaxable interest                               137         114         265         226
        Dividends                                          29          25          58          49
        Interest on federal funds sold                     86         114         168         262
                            TOTAL INTEREST INCOME       7,280       6,842      14,339      13,378

INTEREST EXPENSE
Deposits                                                2,867       2,709       5,787       5,356
Borrowings                                                268         268         502         455
                           TOTAL INTEREST EXPENSE       3,135       2,977       6,289       5,811
                              NET INTEREST INCOME       4,145       3,865       8,050       7,567
Provision for credit losses                               210         200         420         350
                        NET INTEREST INCOME AFTER
                      PROVISION FOR CREDIT LOSSES       3,935       3,665       7,630       7,217

OTHER INCOME
Service charges on deposit accounts                       295         288         581         564
Investment security gains                                   0           0           5           3
Other operating income                                    128         114         256         198
                               TOTAL OTHER INCOME         423         402         842         765

OTHER EXPENSES
Salaries and  employee benefits                         1,284       1,256       2,565       2,567
Net occupancy expense of premises                         142         138         282         281
Furniture and equipment expense,
        including depreciation                            126         121         267         251
Intangible and other taxes                                145         134         298         275
Other operating expenses                                  756         659       1,474       1,371
                            TOTAL OTHER EXPENSES        2,453       2,308       4,886       4,745
               INCOME BEFORE FEDERAL INCOME TAXES       1,905       1,759       3,586       3,237
FEDERAL INCOME TAXES                                      612         572       1,151       1,041
                                       NET INCOME      $1,293      $1,187      $2,435      $2,196

* NET INCOME PER SHARE                                  $0.37       $0.35       $0.69       $0.65

*Adjusted to reflect weighted average shares outstanding and 2% stock dividend, without audit and before adjustments.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                                                                             Six Months Ended
                                                                           June 30,     June 30,
                                                                             1998         1997
                                                                        (In Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                        $14,782      $13,626
  Fees and commissions received                                                828          763
  Interest paid                                                             (6,358)      (5,756)
  Cash paid to suppliers and employees                                      (4,219)      (4,760)
  Income taxes paid                                                         (1,103)      (1,005)
                            NET CASH PROVIDED BY OPERATING ACTIVITIES        3,930        2,868

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale       8,927        8,578
  Proceeds from sales of investment securities available for sale            1,023          103
  Purchases of other securities and securities available for sale          (13,468)     (25,429)
  Net increase in loans made to customers                                  (23,130)      (4,525)
  Purchases of premises and equipment                                         (327)         (98)
                                NET CASH USED IN INVESTING ACTIVITIES      (26,975)     (21,371)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                        5,240       (2,103)
  Net increase (decrease) in time deposits                                  (3,491)       7,934
  Net increase in Federal Home Loan Bank borrowings                         15,016        8,594
  Net increase in federal funds purchased                                    3,100            0
  Dividends paid                                                            (1,954)        (970)
  Proceeds from sale of common stock                                         1,846        1,478
                            NET CASH PROVIDED BY FINANCING ACTIVITIES       19,757       14,933
                            NET DECREASE IN CASH AND CASH EQUIVALENTS       (3,288)      (3,570)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                       19,182       18,969
  End of period                                                            $15,894      $15,399

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                                $2,435       $2,196
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                               206          197
    Amortization and accretion                                                 681          572
    Provision for credit losses                                                420          350
    Gain on sale of investment securities                                       (5)          (3)
    Decrease (Increase) in prepaid expenses                                    298         (286)
    Other                                                                     (105)        (158)
                            NET CASH PROVIDED BY OPERATING ACTIVITIES       $3,930       $2,868


FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Representation:

     The financial statements for June 30, 1998 and 1997 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public
Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the six month period ending June 30, 1998 and 1997 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.


Notes:
                                               (In Thousands of Dollars)
                                                    Six Months Ended
                                                June. 30,       June 30,
                                                  1998           1997
(1) Federal Income Tax

     Income before Federal Income Tax           $3,586          $3,237
     Less nontaxable interest and dividends        265             226
     Taxable Income                              3,321           3,011

     Federal Income Tax                         $1,151          $1,041



(2) Stockholders Equity                            Six Months Ended
                                                    June 30, 1998
                                               (In Thousands of Dollars)

Common Stock
   Balance 1/1/98                                       $24,792
   49,487 shares sold                                     1,846
   Balance 6/30/98                                       26,638

Retained Earnings
   Balance 1/1/98                                        15,717
   Net Income                                             2,435
   Dividends Declared: $.33 Cash dividends on common
      stock                                              (1,157)
   Balance 6/30/98                                       16,995

Unrealized Appreciation On Debt Securities
   Balance 1/1/98                                           414
   Net change in unrealized depreciation on debt
   securities, net of income taxes                         (139)
   Balance 6/30/98                                          275

Total Stockholders Equity at 6/30/98                    $43,908



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The following financial review presents an analysis of the assets and liability structure of the Corporation and a discussion of the results of operations for each of the periods presented in this quarterly report, liquidity, capital and credit quality. Certain statements in this report that relate to Farmers National Banc Corp.'s plans, objectives, or future performance may be deemed to be forward-looking statements within the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties.

Results of Operations

     The Corporation's net income for the first six months of 1998 was $2.435 million, or $.69 per share. This compares favorably to the $2.196 million, or $.65 per share reported for the first six months of 1997. Net income for the second quarter of 1998 was $1.293 million or $.37 per share, which is a 8.9% increase compared with the $1.187 million or $.35 per share earned during the same period last year. Return on average assets and return on average equity for the first six months of 1998 were 1.31% and 11.33% respectively, compared to 1.28% and 12.33% for the same period in 1997.

     The increase in net income for the first six months of 1998 was primarily the result of an increase in net interest income.
The Corporation's net interest income increased $483 thousand, or 6.38% from $7.567 million for 1997 to $8.050 million for the same period in 1998. Total interest income is up 7.2% compared to the same six months of last year. Some of this increase is a result of an increase in loans outstanding. Increasing demand in the Corporation's commercial real estate and residential real estate loan products has increased average balances in the total loan portfolio by 4.9%. This growth has contributed to the increase in loan income of $595 thousand or 5.2%. Funds not used for loan growth have been used to purchase investment securities. The Corporation's average balance of securities available for sale has increased 21.1% from June, 1997 to June, 1998. This growth has increased income on securities by $366 thousand or 19.22%, comparing the first six months of 1998 to the first six months of 1997. Total interest expense is 8.23% higher for the half of 1998 compared to the first half of 1997. This increase is the result of growth of 8.7% in the average balance of time deposits, as well as an overall increase in the rates paid on interest-bearing liabilities.

     Provision for credit losses increased from $350 thousand in the first six months of 1997 to $420 thousand in the first six months of 1998. The provision was increased to cover the growth of balances in the bank's loan portfolio.

     Other income increased 10.1% from $765 thousand in 1997 to $842 thousand in 1998, as a result of increased fees from bank services. The Corporation's total other expenses for the first six months of 1998 increased 3.0% from $4.745 million in 1997 to $4.886 million in 1998. The increase in other operating expenses is due primarily to asset growth and the increased volume of the operations of the bank. Management will continue to closely monitor and keep the increases in noninterest expenses to a minimum.


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

     Cash flows generated from operating activities increased to $3.930 million compared to $2.868 million for the same period in
1997.   This increase of $1.062 million is primarily the result
of increased levels of interest income and a decrease in non-interest expenses. Net cash flows used in investing activities amounted to $26.975 million. Most of these funds were used to fund new loans made to customers, which increased $23.130 million during the first six months of 1998.

     During the quarter ended June 30, 1998, approximately $17.5 million in new loans were made to customers for the purpose of purchasing stock in a local savings and loan institution's initial public offering. As of the July 31, 1998, repayments have reduced the balance on these loans from $17.5 million to $3.4 million.

     Net cash flows provided by financing activities were $19.757 million compared to $14.933 million in 1997. $15.016 million of funds were generated from an increase in Federal Home Loan Bank Borrowings, which were used to fund the loan increase.

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 1998, the corporation's total risk-based capital ratio stood at 17.38%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.13% and 11.60%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.


Loan Portfolio

The following shows the composition of loans at the dates indicated:

						(In Thousands of Dollars)
                                                 June 30,        Dec. 31,
                                                   1998            1997

Commercial, financial and agricultural           $11,498         $10,784
Residential mortgage loans                       112,365         108,077
Nonresidential mortgage loans                     42,667          39,902
Installment loans to individuals                 131,736         116,331
Total loans                                     $298,266        $275,094

Risk Elements

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

						(In Thousands of Dollars)
                                                  June 30,        Dec. 31,
                                                   1998            1997
Loans accounted for on a nonaccrual basis           $400            $493

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in nonaccrual loans above)           317             402

Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
   past due above)                                     0               0


Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:


                                                   (In Thousands of Dollars)
                                                   June 30,        Dec. 31,
                                                     1998            1997

Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                           $11             $9

Interest income included in income on the loans         4             13

A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of June 30, 1998, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:

						(In Thousands of Dollars)
                                                  Six Months      Year
                                                     Ended        Ended
                                                    June 30,    Dec. 31,
                                                      1998        1997

Balance at beginning of period                      $3,429       $3,198

Loan losses:
  Commercial, financial & agricultural                 (21)           0
  Real estate - mortgage                                 0            0
  Installment loans to individuals                    (365)        (824)
                                                      (386)        (824)

Recoveries on previous loan losses:
  Commercial, financial & agricultural                   0            3
  Real estate - mortgage                                 4           40
  Installment loans to individuals                     149          157
                                                       153          200
Net loan losses                                       (233)        (624)

Provision charged to operations (1)                    420          855

Balance at end of period                            $3,616       $3,429

Ratio of net credit losses to average net
  loans outstanding                                    .08%         .23%

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



						(In Thousands of Dollars)
                                                 June 30,        Dec. 31,
Types of Loans                                     1998            1997

Commercial, financial & agricultural               $993           $1,928
Real estate - mortgage                            1,090              275
Installment                                       1,533            1,226
Total                                            $3,616           $3,429


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

The percentage of loans in each category to total loans is summarized as follows:

                                                 June 30,        Dec. 31,
Types of Loans                                     1998            1997

Commercial, financial & agricultural               3.9%            3.9%
Residential mortgage loans                        37.7%           39.3%
Nonresidential mortgage loans                     14.3%           14.5%
Installment loans to individuals                  44.1%           42.3%
                                                 100.0%          100.0%



Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time sensitive software may recognize the date as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Federal Financial Institutions Examination Council recognizes five phases that banks must complete to achieve Year 2000 readiness: 1) Awareness of the potential risks associated with Year 2000; 2) Assessment of all information and environmental systems needing enhancements;
3) Renovation of the systems that are not Year 2000 ready;
4) Validation of the renovated systems to assure Year 2000 readiness; and 5)Implementation of the renovated product into the ongoing operations. The Corporation has completed the Awareness, Assessment and Renovation phases and is currently in the process of validating it's core processing systems for Year 2000 readiness. At this time it is not expected that expenses to address year 2000 issues will materially impact future operating results. The Corporation is in the process of completing a year 2000 contingency plan to address the possible risks that may be faced within and outside of the Corporation's control.


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

  22.     Not applicable.

  23.     Not applicable.

  24.     Not applicable.

  27.     Financial Data Schedule (filed herewith)

  99.     Not applicable.


(b) - Reports on Form 8-K

     No reports on Form 8-K were filed for the six months ended
     June 30, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FARMERS NATIONAL BANC CORP.

Dated:  8/13/98

                        /s/Frank L. Paden
 			President and Secretary

Dated:  8/13/98


                        /s/Carl D. Culp
 			Executive Vice President
 			and Treasurer