Form 10-Q
period 1998-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 1998-11-06
CIK 709337

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



        Class                        Outstanding at September 30, 1998
Common Stock, No Par Value                   3,633,890 shares



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                            Page

Included in Part I of this report:

     Farmers National Banc Corp. and Subsidiary

          Consolidated Balance Sheets                      1
          Consolidated Statements of Income                2
          Consolidated Statements of Cash Flows            3

     Notes to Consolidated Financial Statements          4-5


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations       5-11


PART II - OTHER INFORMATION

Other Information and Signatures                       11-13




CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                      September 30  December 31,
                                                          1998        1997
                                                      (In Thousands of Dollars)
ASSETS
Cash & due from banks                                     $12,155     $13,480
Federal funds sold                                          4,040       5,702
                      TOTAL CASH AND CASH EQUIVALENTS      16,195      19,182

Securities available for sale                              67,886      66,620
Other securities                                            2,586       1,686

Loans                                                     286,070     275,094
Less allowance for credit losses                            3,666       3,429
                                            NET LOANS     282,404     271,665

Premises and equipment, net                                 6,502       6,025
Other assets                                                3,419       3,271
                                                         $378,992    $368,449

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
        Noninterest-bearing                               $26,430     $26,282
         Interest-bearing                                 281,405     279,548
                                       TOTAL DEPOSITS     307,835     305,830

U. S. Treasury interest-bearing demand note                   273         559
Securities sold under repurchase agreements                18,530      14,659
Short-term borrowings                                       3,774           0
Long-term borrowings                                          713       4,612
Other liabilities and deferred credits                      1,891       1,866
                                    TOTAL LIABILITIES     333,016     327,526

Stockholders Equity:
    Common Stock - no par value; authorized 5,000,000
     shares; issued and outstanding 3,633,890 in 1998
      and 3,491,137 in 1997                                30,672      24,792
Retained earnings                                          14,650      15,717
Unrealized appreciation on debt securities,
  net of applicable income taxes                              654         414
                            TOTAL STOCKHOLDERS EQUITY      45,976      40,923
                                                         $378,992    $368,449

CONSOLIDATED STATEMENTS OF INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                 For the Three Months Ended  For the Nine Months Ended
                                                  September 30 September 30  September 30 September 30
                                                      1998        1997           1998        1997
                                                          (In Thousands except Per Share Data)
INTEREST INCOME
Interest and fees on loans                             $6,286      $6,039       $18,355     $17,513
Interest and dividends on securities:
       Taxable interest                                   888         810         2,667       2,177
        Nontaxable interest                               136         115           401         340
        Dividends                                          39          29            97          78
        Interest on federal funds sold                     65         114           233         376
                            TOTAL INTEREST INCOME       7,414       7,107        21,753      20,484

INTEREST EXPENSE
Deposits                                                2,870       2,813         8,657       8,168
Borrowings                                                314         330           816         786
                           TOTAL INTEREST EXPENSE       3,184       3,143         9,473       8,954
                              NET INTEREST INCOME       4,230       3,964        12,280      11,530
Provision for credit losses                               210         240           630         590
                        NET INTEREST INCOME AFTER
                      PROVISION FOR CREDIT LOSSES       4,020       3,724        11,650      10,940

OTHER INCOME
Service charges on deposit accounts                       301         304           882         869
Investment security gains                                   0           3             5           6
Other operating income                                    137         126           393         324
                               TOTAL OTHER INCOME         438         433         1,280       1,199

OTHER EXPENSES
Salaries and  employee benefits                         1,284       1,239         3,849       3,806
Net occupancy expense of premises                         148         139           430         420
Furniture and equipment expense,
        including depreciation                            136         124           403         374
Intangible and other taxes                                134         128           432         403
Other operating expenses                                  780         666         2,254       2,038
                            TOTAL OTHER EXPENSES        2,482       2,296         7,368       7,041
               INCOME BEFORE FEDERAL INCOME TAXES       1,976       1,861         5,562       5,098
FEDERAL INCOME TAXES                                      637         606         1,788       1,647
                                       NET INCOME      $1,339      $1,255        $3,774      $3,451

* NET INCOME PER SHARE                                  $0.37       $0.36         $1.05       $0.99

*Adjusted to reflect weighted average shares outstanding and 2% stock dividend, without audit and before adjustments.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                           Nine Months Ended
                                                                        September 30 September 30
                                                                             1998      1997
                                                                       (In Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                        $23,285    $20,858
  Fees and commissions received                                              1,262      1,193
  Interest paid                                                             (9,542)    (8,895)
  Cash paid to suppliers and employees                                      (6,723)    (6,817)
  Income taxes paid                                                         (1,746)    (1,611)
                              NET CASH PROVIDED BY OPERATING ACTIVITIES      6,536      4,728

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale      10,536     10,333
  Proceeds from sales of investment securities available for sale            1,023      2,105
  Purchases of other securities and securities available for sale          (14,322)   (27,133)
  Net increase in loans made to customers                                  (12,366)    (7,787)
  Purchases of premises and equipment                                         (803)      (214)
                                  NET CASH USED IN INVESTING ACTIVITIES    (15,932)   (22,696)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                        3,844     (3,895)
  Net increase in time deposits                                              2,030     16,061
  Net increase (decrease) in Federal Home Loan Bank borrowings                (125)     3,594
  Dividends paid                                                            (2,138)    (1,519)
  Proceeds from sale of common stock                                         2,798      2,166
                              NET CASH PROVIDED BY FINANCING ACTIVITIES      6,409     16,407
                              NET DECREASE IN CASH AND CASH EQUIVALENTS     (2,987)    (1,561)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                       19,182     18,969
  End of period                                                            $16,195    $17,408

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                                $3,774     $3,451
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                               310        295
    Amortization and accretion                                               1,728        876
    Provision for credit losses                                                630        590
    Gain on sale of investment securities                                       (5)        (5)
    Decrease (Increase) in prepaid expenses                                    153       (166)
    Other                                                                      (54)      (313)
                              NET CASH PROVIDED BY OPERATING ACTIVITIES     $6,536     $4,728




FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Representation:

     The financial statements for September 30, 1998 and 1997 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public
Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the nine month period ending September 30, 1998 and 1997 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.


Notes:

                                         (In Thousands of Dollars)
                                              Nine Months Ended
                                          Sept. 30,       Sept. 30,
                                            1998            1997

(1) Federal Income Tax

     Income before Federal Income Tax       $5,562          $5,098
     Less nontaxable interest and dividends    401             340
     Taxable Income                          5,161           4,758

     Federal Income Tax                     $1,788          $1,647



(2) Stockholders Equity                        Nine Months Ended
                                              September 30, 1998
                                           (In Thousands of Dollars)

Common Stock
   Balance 1/1/98                                   $24,792
   71,500 shares sold                                 2,798
   71,253 shares issued as a stock dividend           3,082
   Balance 9/30/98                                  $30,672

Retained Earnings
   Balance 1/1/98                                    15,717
   Net Income                                         3,774
   Dividends Declared: $.50 Cash dividends on
   common stock                                      (1,759)
   Stock Dividend                                    (3,082)
   Balance 9/30/98                                   14,650

Unrealized Appreciation On Debt Securities
   Balance 1/1/98                                       414
   Net change in unrealized depreciation on
   debt securities, net of income taxes                 240
   Balance 9/30/98                                      654

Total Stockholders Equity at 9/30/98                $45,976


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


Results of Operations

     The Corporation's net income for the first nine months of 1998 was $3.774 million, or $1.05 per share. This compares favorably to the $3.451 million, or $.99 per share reported for the first nine months of 1997. Net income for the third quarter of 1998 was $1.339 million or $.37 per share, which is a 6.7% increase compared with the $1.255 million or $.36 per share earned during the same period last year. Return on average assets and return on average equity for the first nine months of 1998 were 1.34% and 11.27% respectively, compared to 1.32% and 12.58% for the same period in 1997.

     The increase in net income for the first nine months of 1998 was primarily the result of an increase in net interest
income.   The Corporation's net interest income increased $750
thousand, or 6.50% from $11.530 million for 1997 to $12.280 million for the same period in 1998. Total interest income is up 6.2% compared to the same nine months of last year. Some of this increase is a result of the growth in loans outstanding. Increasing demand in the Corporation's commercial real estate and residential real estate loan products has increased average balances in the total loan portfolio by 5%. This growth has contributed to the increase in loan income of $842 thousand or 4.8%. Funds not used for loan growth have been used to purchase investment securities. The Corporation's average balance of securities available for sale has increased 24.3% from September, 1997 to September, 1998. This growth has increased income on securities by $427 thousand or 14.37%, comparing the first nine months of 1998 to the first nine months of 1997. Total interest expense is 5.8% higher for the first nine months of 1998 compared to the first nine months of 1997. This increase is the result of growth of 6.2% in the average balance of time deposits, as well as an overall increase in the rates paid on interest-bearing liabilities.

     Provision for credit losses increased from $590 thousand in the first nine months of 1997 to $630 thousand in the first nine months of 1998. The provision was increased to cover the growth of balances in the bank's loan portfolio.

     Other income increased 6.7% from $1.199 million in 1997 to $1.280 million in 1998, as a result of increased fees from bank services. The Corporation's total other expenses for the first nine months of 1998 increased 4.6% from $7.041 million in 1997 to $7.368 million in 1998. The increase in other operating expenses is due primarily to asset growth and the increased volume of the operations of the bank. Management will continue to closely monitor and keep the increases in noninterest expenses to a minimum.


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

     Cash flows generated from operating activities increased to $6.536 million compared to $4.728 million for the same period in
1997.   This increase of $1.808 million is primarily the result
of increased levels of interest income. Net cash flows used in investing activities amounted to $15.932 million. Most of these funds were used to purchase investment securities, which increased 13.78% in the last twelve months, and to fund loans made to customers, which increased 5% since September 30, 1997.

     Net cash flows provided by financing activities were $6.409 million in 1998 compared to $16.407 million in 1997.  $5.874 million of these funds in 1998 and $12.166 million in 1997 were generated from increases in customer deposits.


Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 1998, the corporation's total risk-based capital ratio stood at 18.82%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 17.57% and 11.97%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.



Loan Portfolio

The following shows the composition of loans at the dates indicated:

                                          (In Thousands of Dollars)
                                           Sept. 30,       Dec. 31,
                                             1998            1997

Commercial, financial and agricultural      $9,922         $10,784
Residential mortgage loans                 112,770         108,077
Nonresidential mortgage loans               42,891          39,902
Installment loans to individuals           120,487         116,331
Total loans                               $286,070        $275,094


Risk Elements

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

                                             (In Thousands of Dollars)
                                              Sept. 30,       Dec. 31,
                                                1998            1997
Loans accounted for on a nonaccrual basis       $716            $493

Loans contractually past due 90 days or
 more as to interest or principal payments
 (not  included in nonaccrual loans above)       374             402

Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
   past due above)                                 0               0


Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:


                                              (In Thousands of Dollars)
                                               Sept. 30,       Dec. 31,
                                                 1998            1997

Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                       $10             $9

Interest income included in income on the loans     4             13


A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of September 30, 1998, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:

                                               (In Thousands of Dollars)
                                                 Nine Months     Year
                                                    Ended       Ended
                                                  Sept. 30,    Dec. 31,
                                                     1998        1997

Balance at beginning of period                      $3,429      $3,198

Loan losses:
  Commercial, financial & agricultural                 (26)          0
  Real estate - mortgage                                (4)          0
  Installment loans to individuals                    (573)       (824)
                                                      (603)       (824)
Recoveries on previous loan losses:
  Commercial, financial & agricultural                   0           3
  Real estate - mortgage                                 7          40
  Installment loans to individuals                     203         157
                                                       210         200
Net loan losses                                       (393)       (624)

Provision charged to operations (1)                    630         855

Balance at end of period                            $3,666      $3,429


Ratio of net credit losses to average net
  loans outstanding                                    .19%        .23%


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



						(In Thousands of Dollars)
                                                 Sept. 30,       Dec. 31,
Types of Loans                                     1998            1997
Commercial, financial & agricultural               $883          $1,928
Real estate - mortgage                              910             275
Installment                                       1,873           1,226
Total                                            $3,666          $3,429


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

The percentage of loans in each category to total loans is summarized as follows:

                                               Sept. 30,       Dec. 31,
Types of Loans                                   1998            1997

Commercial, financial & agricultural              3.5%           3.9%
Residential mortgage loans                       39.5%          39.3%
Nonresidential mortgage loans                    14.9%          14.5%
Installment loans to individuals                 42.1%          42.3%
                                                100.0%         100.0%


Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time sensitive software may recognize the date as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Federal Financial Institutions
Examination Council recognizes five phases that banks must complete to achieve Year 2000 readiness: 1) Awareness of the potential risks associated with Year 2000; 2) Assessment of all information and environmental systems needing enhancements; 3) Renovation of the systems that are not Year 2000 ready; 4) Validation of the renovated systems to assure Year 2000 readiness; and 5)
Implementation of the renovated product into the ongoing operations. The Corporation has completed the Awareness, Assessment and Renovation phases and is currently in the process of validating it's core processing systems for Year 2000 readiness. At this time it is not expected that expenses to address year 2000 issues will materially impact future operating results. The Corporation is in the process of completing a year
2000 contingency plan to address the possible risks that may be faced within and outside of the Corporation's control.



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

 22.     Not applicable.

 23.     Not applicable.

 24.     Not applicable.

 27.     Financial Data Schedule (filed herewith)

 99.     Not applicable.


(b) - Reports on Form 8-K


     No reports on Form 8-K were filed for the nine months ended
     September 30, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       FARMERS NATIONAL BANC CORP.

Dated: 11/06/98
                    /s/Frank L. Paden
                       President and Secretary

Dated: 11/06/98
                    /s/Carl D. Culp
                       Executive Vice President
                       and Treasurer