Form 10-K
period 1998-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 1999-03-16
CIK 709337

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ________ to __________

Commission file number 0-12055



                        Farmers National Banc Corp.
	(Exact name of registrant as specified in its charter)

                Ohio                              34-1371693
(State or other jurisdiction of      (I.R.S.Employer Identification No.)
 incorporation or organization)

       20 South Broad Street
          Canfield, Ohio                              44406
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:    330-533-3341

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates that as of February 25, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (including 243,681 shares held by officers and directors of the registrant) was approximately
$154,520,418.

As of February 25, 1999, the registrant had outstanding
3,657,288 shares of common stock having no par value.


                DOCUMENTS INCORPORATED BY REFERENCE


                                                      Parts of  Form 10-K
                                                           into which
	Document 	                      	   Document is Incorporated

1998 Annual Report to Shareholders                      		II

Definitive proxy statement for the 1998 Annual
Meeting of Shareholders to be held on March 25, 1999                   III

Farmers National Banc Corp 1999 Stock Option Plan                      III





        Form 10-K Cross Reference Index to Annual Report to Shareholders

Part I
  Item 1 - Business
    Description of Business					  9
    Average Balance Sheets/Yields/Rates                          11
    Rate and Volume Analysis                                     12
    Securities                                                   18
    Loans                                                     15-16
    Risk Elements of Loan Portfolio                              17
    Loan Loss Experience                                         16
    Deposits                                                     19
    Financial Ratios                                             10
    Short-Term Borrowings                                     30-31


Part II
  Item 5
    Market For Registrant's Common Stock
      and Related Stockholder Matters                            21

  Item 6
    Selected Financial Data                                   10-12

  Item 7
    Management's Discussion and Analysis of
      Financial Condition and Results of Operations           13-20

  Item 8
    Financial Statements and Supplementary Data               23-36

  Item 9
    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None

Part IV
    Report of Hill, Barth & King, Inc.,
      Independent Auditors                                       22

    Financial Statements:
    Consolidated Balance Sheets -
      December 31, 1998 and 1997                                 23

    Consolidated Statements of Income & Comprehensive Income -
      Calendar Years 1998, 1997 and 1996                         24

    Consolidated Statement of  Stockholders'
      Equity - Calendar Years 1998, 1997 and 1996                25

    Consolidated Statements of Cash
      Flows - Calendar Years 1998, 1997 and 1996.                26

    Notes to Consolidated Financial Statements                27-36




                      FARMERS NATIONAL BANC CORP.
                               FORM 10-K
                                 1998

                                INDEX

Part I.								 Page

Item 1.  Business:
                General                                           I-2

Item 2.  Properties						  I-6

Item 3.  Legal Proceedings					  I-6

Item 4.  Submission of Matters to a Vote of Security Holders      I-6


Part II

Item 7a. Quantitative and Qualitative Disclosures About
              Market Risk                                        II-1

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


Supervision and Regulation

     The Corporation is a one bank holding company and is regulated by the Federal Reserve Bank (the "FRB"). The bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the "OCC"), as well as the Federal Deposit Insurance Corporation (the "FDIC"). Changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and the Corporation's capital position as of December 31, 1998 are presented in Note K on page 32 of the annual report to shareholders for the year ended December 31, 1998 and is hereby incorporated by reference.

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


                    Item 2.  Properties

          Farmers National Banc Corp.'s Properties

The Farmers National Banc Corp. owns no property. Operations are conducted at 20 South Broad Street, Canfield, Ohio.


Bank Property

The Main Office is located at 20 S. Broad Street, Canfield,
Ohio.  The other ten offices of the bank are:



Austintown Office               22 N. Niles-Canfield Rd., Youngstown, Ohio

Lake Milton Office              17817 Mahoning Avenue, Lake Milton, Ohio

Cornersburg Office              3619 S. Meridian Rd., Youngstown, Ohio

Colonial Plaza Office		401 E. Main St.  Canfield, Ohio

Western Reserve Office          102 W. Western Reserve Rd., Youngstown, Ohio

Salem Office 			1858 E. State Street, Salem, Ohio

Columbiana Office 		340 State Rt. 14, Columbiana, Ohio

Leetonia Office			16 Walnut St., Leetonia, Ohio

Damascus Office                 29053 State Rt. 62 Damascus, Ohio

Poland Office			106 McKinley Way West, Poland, Ohio


The bank owns the Main Office, Austintown, Cornersburg, Lake
Milton, Western Reserve, Salem, Columbiana, Leetonia, Damascus and Poland Offices. The Colonial Plaza is occupied under an operating lease expiring in 2004.


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


  Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1998.


                           Part II

                           Item 7A

      Quantitative and Qualitative Disclosures About Market Risk

Important considerations in asset/liability management are liquidity, the balance between interest rate sensitive assets and liabilities and the adequacy of capital. Interest rate sensitive assets and liabilities are those which have yields on rates subject to change within a future time period due to maturity of the instrument or changes in market rates. While liquidity management involves meeting the funds flow requirements of the Corporation, the management of interest rate sensitivity focuses on the structure of these assets and liabilities with respect to maturity and repricing characteristics. Balancing interest rate sensitive assets and liabilities provides a means of tempering fluctuating interest rates and maintaining net interest margins through periods of changing interest rates. The Corporation monitors interest rate sensitive assets and liabilities to determine the overall interest rate position over various time frames.

  The Corporation considers the primary market exposure to be interest rate risk. Simulation analysis is used to monitor the Corporation's exposure to changes in interest rates, and the effect of the change to net interest income. The following table shows the effect on net interest income in the event of a sudden and sustained 100 or 200 basis point increase or decrease in market interest rates:


         Changes In           Change In          % Change
        Interest Rate       Net Interest          In Net
        (basis points)         Income        Interest Income

           -200                   359              2.14%
           -100                   179              1.07%
            100                  -327             -1.95%
            200                  -653             -3.89%

The results of this analysis comply with internal limits established by the Corporation. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Corporation has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the future.

  With the largest amount of interest sensitive assets and liabilities maturing within twelve months, the Corporation monitors this area most closely. The Corporation does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net margin.

  Interest rate sensitivity management provides some degree of protection against net interest income volatility. It is not possible or necessarily desirable to attempt to eliminate this risk completely by matching interest sensitive assets and liabilities. Other factors, such as market demand, interest rate outlook, regulatory restraint and strategic planning also have an effect on the desired balance sheet structure.


                             PART III

Item 10.  Directors and Executive Officers of the Registrant

Information relating to Directors is set forth in the registrant's definitive proxy statement, which will be used in connection with its annual meeting of shareholders which will be held March 25, 1999. The proxy statement is attached hereto.


Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 1, 1999:



           Name                 Age             Position Held

William D. Stewart               69               Chairman

Richard L. Calvin                72              Vice Chairman

Frank L. Paden                   48         President and Secretary

Carl D. Culp                     35      Exec. Vice Pres. and Treasurer

Donald F. Lukas                  52           Senior Vice President


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


Item 11.  Executive Compensation

Information regarding this item is set forth in the registrant's definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 25, 1999. The proxy statement is attached hereto.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Information relating to this item is set forth in the registrant's definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held
March 25, 1999.  The proxy statement is attached hereto.


Item 13.  Certain Relationships and Related Transactions

Information regarding this item is set forth in the registrant's definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 25, 1999. The proxy statement is attached hereto.


                               PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)1.  Financial Statements

                Included in Part II of this report

		Item 8., Financial Statements and Supplementary Data is set forth in the registrant's 1998 Annual Report to Shareholders and is incorporated by reference in Part II of this report

	(a)2.  Financial Statement Schedules                         Page

                        Accountant's consent                         IV-2

                        All schedules are omitted because they are not applicable.

	(a)3.  Exhibits

                 The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page IV-4 hereof and is incorporated herein by reference.


	(b)    Report on Form 8-K

                No reports were filed for three months ended December 31, 1998.





                      INDEPENDENT AUDITORS' CONSENT





FARMERS NATIONAL BANC CORP:

     We hereby consent to the incorporation by reference in this Registration Statement of our report dated January 19, 1999, relating to the consolidated financial statements of Farmers National Banc Corp. and subsidiary.



HILL, BARTH & KING, INC.


Warren, Ohio
March 16, 1999




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




/s/William D. Stewart           Chairman                March 16, 1999

/s/ Benjamin R. Brown           Director                March 16, 1999

/s/Richard L. Calvin            Vice Chairman           March 16, 1999

/s/Joseph O. Lane               Director                March 16, 1999

/s/David C. Myers               Director                March 16, 1999

/s/Edward A. Ort                Director                March 16, 1999

/s/Frank L. Paden               President               March 16, 1999
                                and Director

/s/Ronald V. Wertz              Director                March 16, 1999



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