Form 10-Q
period 1999-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 1999-05-12
CIK 709337

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

   For the Quarter ended March 31, 1999     Commission file number 2-80339

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

        Class                         Outstanding at March 31, 1999
Common Stock, No Par Value                   3,678,343 shares


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                 Page

Included in Part I of this report:

     Farmers National Banc Corp. and Subsidiary

          Consolidated Balance Sheets                           1
          Consolidated Statements of Income and Comprehensive
          Income                                                2
          Consolidated Statements of Cash Flows                 3

          Notes to Consolidated Financial Statements            4


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                5-10


PART II - OTHER INFORMATION

Other Information and Signatures                            10-13



CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                          March 31,  December 31,
                                                            1999        1998
                                                       (In Thousands of Dollars)
ASSETS
Cash & due from banks                                      $12,265     $16,686
Federal funds sold                                           4,778       5,994
                        TOTAL CASH AND CASH EQUIVALENTS     17,043      22,680

Securities available for sale                               82,217      81,664
Other securities                                             2,699       2,655

Loans                                                      290,422     286,802
Less allowance for credit losses                             3,774       3,689
                                              NET LOANS    286,648     283,113

Premises and equipment, net                                  8,051       7,785
Other assets                                                 3,647       3,724
                                                          $400,305    $401,621

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
        Noninterest-bearing                                $25,730     $29,380
        Interest-bearing                                   290,469     292,138
                                         TOTAL DEPOSITS    316,199     321,518

U. S. Treasury interest-bearing demand note                    242          72
Securities sold under repurchase agreements                 25,205      24,473
Short-term borrowings                                        3,994       3,647
Long-term borrowings                                         3,553       1,696
Other liabilities and deferred credits                       2,599       2,941
                                      TOTAL LIABILITIES    351,792     354,347

Stockholders Equity:
    Common Stock - Authorized 12,500,000 shares in 1999
     and 5,000,000 in 1998; issued and outstanding
     3,678,343 in 1999 and 3,657,288 in 1998                32,545      31,661
Retained earnings                                           15,902      15,337
Accumulated other comprehensive income                          66         276
                              TOTAL STOCKHOLDERS EQUITY     48,513      47,274
                                                          $400,305    $401,621

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                       For the Three Months Ended
                                                          March 31,   March 31,
                                                           1999        1998
                                                  (In Thousands except Per Share Data)
INTEREST INCOME
Interest and fees on loans                                  $6,064      $5,929
Interest and dividends on securities:
       Taxable interest                                        973         891
       Nontaxable interest                                     156         128
       Dividends                                                41          29
       Interest on federal funds sold                           65          82
                                  TOTAL INTEREST INCOME      7,299       7,059

INTEREST EXPENSE
Deposits                                                     2,683       2,920
Borrowings                                                     350         234
                                 TOTAL INTEREST EXPENSE      3,033       3,154
                                    NET INTEREST INCOME      4,266       3,905
Provision for credit losses                                    210         210
                              NET INTEREST INCOME AFTER
                            PROVISION FOR CREDIT LOSSES      4,056       3,695

OTHER INCOME
Service charges on deposit accounts                            280         286
Investment security gains                                        3           5
Other operating income                                         117         128
                                     TOTAL OTHER INCOME        400         419

OTHER EXPENSES
Salaries and employee benefits                               1,376       1,281
Net occupancy expense of premises                              144         140
Furniture and equipment expense,
    including depreciation                                     153         141
Intangible and other taxes                                     148         153
Other operating expenses                                       789         718
                                  TOTAL OTHER EXPENSES       2,610       2,433
                     INCOME BEFORE FEDERAL INCOME TAXES      1,846       1,681
FEDERAL INCOME TAXES                                           586         539
                                             NET INCOME     $1,260      $1,142

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized losses on securities                            (210)         (4)
                                   COMPREHENSIVE INCOME     $1,050      $1,138

* NET INCOME PER SHARE                                       $0.34       $0.32

*Adjusted to reflect weighted average shares outstanding and 2% stock dividend, without audit and before adjustments.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                            Three Months Ended
                                                                           March 31,   March 31,
                                                                             1999        1998
                                                                       (In Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                        $7,442      $7,150
  Fees and commissions received                                               392         409
  Interest paid                                                            (3,081)     (3,186)
  Cash paid to suppliers and employees                                     (2,716)     (2,033)
  Income taxes paid                                                           (84)         (3)
                             NET CASH PROVIDED BY OPERATING ACTIVITIES      1,953       2,337

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale      5,508       1,859
  Proceeds from sales of investment securities available for sale             138       1,023
  Purchases of other securities and securities available for sale          (6,682)     (8,528)
  Net decrease (increase) in loans made to customers                       (5,270)        174
  Purchases of premises and equipment                                        (399)       (113)
                                 NET CASH USED IN INVESTING ACTIVITIES     (6,705)     (5,585)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    NOW accounts and savings accounts                                         137       1,670
  Net increase (decrease) in time deposits                                 (3,212)         17
  Net increase (decrease) in Federal Home Loan Bank borrowings              2,204        (884)
  Dividends paid                                                             (898)        (93)
  Proceeds from sale of common stock                                          884         931
                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (885)      1,641
                             NET DECREASE IN CASH AND CASH EQUIVALENTS     (5,637)     (1,607)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                      22,680      19,182
  End of period                                                           $17,043     $17,575

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                               $1,260      $1,142
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                              122         105
    Amortization and accretion                                                358         328
    Provision for credit losses                                               210         210
    Gain on sale of investment securities                                      (3)         (5)
    Decrease (increase) in prepaid expenses                                  (222)        256
    Other                                                                     228         301
                             NET CASH PROVIDED BY OPERATING ACTIVITIES     $1,953      $2,337





            FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management Representation:

     The financial statements for March 31, 1999 and 1998 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public
Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the three month period ending March 31, 1999 and 1998 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.


 Stockholders Equity                               Three Months Ended
                                                     March 31, 1999
                                               (In Thousands of Dollars)

Common Stock
   Balance 1/1/99                                       $31,661
   21,055 shares sold                                       884
   Balance 3/31/99                                       32,545

Retained Earnings
   Balance 1/1/99                                        15,337
   Net Income                                             1,260
   Dividends Declared: $.19 Cash dividends on common
     stock                                                 (695)
   Balance 3/31/99                                       15,902

Accumulated Other Comprehensive Income
   Balance 1/1/99                                           276
   Net change in unrealized depreciation on debt
   securities, net of income taxes                         (210)
   Balance 3/31/99                                           66

Total Stockholders Equity at 3/31/99                    $48,513


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


Results of Operations

     The Corporation's net income for the first quarter of 1999 was $1.260 million, or $.34 per share, which is a 10.3% increase compared with the $1.142 million, or $.32 per share earned during the same period last year. Return on average assets and return on average equity for the first three months of 1999 were 1.28% and 10.69% respectively, compared to 1.25% and 11.03% for the same period in 1998.

     The increase in net income for the first quarter was primarily the result of an increase in net interest income.
The Corporation's net interest income increased 9.24% from $3.905 million for 1998 to $4.266 million for the same quarter in 1999. Total interest income is up 3.4% compared to the first quarter of last year. Some of this increase is a result of the growth in loans outstanding. Increasing demand in the Corporation's commercial real estate and residential real estate loan products has increased average balances in the total loan portfolio by 4.47%. This growth has contributed to the increase in loan income of $135 thousand or 2.28%. Funds not used for loan growth have been used to purchase investment securities. The Corporation's average balance of securities available for sale has increased 17.96% from March, 1998 to March, 1999. This growth has increased income on securities by $105 thousand or 9.29%, comparing the first three months of 1999 to the first three months of 1998. Total interest expense is 3.84% lower for the first three months of 1999 compared to the first three months of 1998. This decrease is the result of an overall decrease in the rates paid on interest-bearing liabilities.

     Other income decreased 4.5% from $419 thousand in 1998 to $400 thousand in 1999. The Corporation's total other expenses for the first three months of 1999 increased 7.3% from $2.433 million in 1998 to $2.610 million in 1999. The increase in other operating expenses is due primarily to asset growth and the increased volume of the operations of the bank. Management will continue to closely monitor and keep the increases in noninterest expenses to a minimum.


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

     Cash flows generated from operating activities decreased to $1.953 million compared to $2.337 million for the same period in
1998.   This decrease of $384 thousand is primarily the result
of an increase in non-interest expense. Net cash flows used in investing activities amounted to $6.705 million. Most of these funds were used to fund loans made to customers, which increased 5.81% since March 31, 1998.

     Net cash flows used in financing activities were $884 thousand in 1999 compared to $1.641 million provided by financing activities in 1998. In 1999, $3.075 million of these funds were used for decreases in customer deposits. Although the Corporation experienced a decrease in customer deposits of $3.075 million, $2.204 in Federal Home Loan Bank Borrowings were used to fund some of the increase in loans made to customers.


Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 1999, the corporation's total risk-based capital ratio stood at 19.29%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 18.04% and 12.15%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.



Loan Portfolio

The following shows the composition of loans at the dates indicated:

                                                (In Thousands of Dollars)
                                                 March 31,       Dec. 31,
                                                   1999            1998

Commercial, financial and agricultural            $11,339        $10,885
Residential mortgage loans                        113,634        113,547
Nonresidential mortgage loans                      44,913         44,371
Installment loans to individuals                  120,536        117,999
Total loans                                      $290,422       $286,802


The following table sets forth aggregate loans in each of the following categories for the dates indicated:



                                                (In Thousands of Dollars)
                                                  March 31,      Dec. 31,
                                                   1999           1998

Loans accounted for on a nonaccrual basis          $596            $576

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in nonaccrual loans above)          329             435

Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
  past due above)                                     0               0



Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:


						(In Thousands of Dollars)
                                                March 31,	Dec. 31,
                                                  1999            1998

Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                       $12              $27

Interest income included in income on the loans     1                1


A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of March 31, 1999, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:

                                                  (In Thousands of Dollars)
                                                  Three Months       Year
                                                     Ended           Ended
                                                    March 31,       Dec. 31,
                                                      1999            1998

Balance at beginning of period                      $3,689           $3,429

Loan losses:
  Commercial, financial & agricultural                 (23)             (63)
  Real estate - mortgage                                 0              (39)
  Installment loans to individuals                    (160)            (772)
                                                      (183)            (874)

Recoveries on previous loan losses:
  Commercial, financial & agricultural                   2                0
  Real estate - mortgage                                 4                9
  Installment loans to individuals                      52              285
                                                        58              294

Net loan losses                                       (125)            (580)

Provision charged to operations (1)                    210              840

Balance at end of period                            $3,774           $3,689

Ratio of net credit losses to average net
  loans outstanding                                    .18%             .21%

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

						(In Thousands of Dollars)
                                                 March 31,       Dec. 31,
Types of Loans                                     1999            1998

Commercial, financial & agricultural              $1,099           $812
Real estate - mortgage                               958          1,017
Installment                                        1,717          1,860
Total                                             $3,774         $3,689


The allocation of the allowance as shown above should not be interpreted as an indication that charge-offs in 1999 will occur in the same proportions or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.


The percentage of loans in each category to total loans is summarized as follows:

                                                 March 31,       Dec. 31,
Types of Loans                                     1999            1998

Commercial, financial & agricultural                3.9%            3.8%
Residential mortgage loans                         39.1%           39.6%
Nonresidential mortgage loans                      15.5%           15.5%
Installment loans to individuals                   41.5%           41.1%
                                                  100.0%          100.0%


Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time sensitive software may recognize the date as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Federal Financial Institutions
Examination Council recognizes five phases that banks must complete to achieve Year 2000 readiness: 1) Awareness of the potential risks associated with Year 2000; 2) Assessment of all information and environmental systems needing enhancements; 3) Renovation of the systems that are not Year 2000 ready; 4) Validation of the renovated systems to assure Year 2000 readiness; and 5) Implementation of the renovated product into the ongoing operations. The
Corporation has completed the Awareness, Assessment , Renovation and Validation phases and has substantially completed the implementation of its mission critical systems for year 2000 readiness. At this time it is not expected that expenses to address year 2000 issues will materially impact future operating results. The Corporation has substantially completed a year
2000 contingency plan to address the possible risks that may be faced within and outside of the Corporation's control.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   There are no material changes from the end of the preceding fiscal year that would cause additional disclosure of the bank's exposure to market risk.


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


Item 4.  Submission of Matters to a Vote of Security Holders

	(a) Farmers National Banc Corp's annual meeting of shareholders was held on March 25, 1999.

	(b & c) Proxies were solicited by Farmers National Banc Corp's management pursuant to Regulation 14 under the Securities
Exchange Act of 1934. Elected to serve as director until the year 2000 annual meeting of shareholders were management's nominees Benjamin R. Brown (2,665,564 votes), Richard L. Calvin
(2,665,564 votes), Joseph D. Lane (2,646,181 votes), David C.
Myers (2,662,034 votes) , Edward A. Ort (2,665,564 votes), Frank
L. Paden (2,665,564 votes), William D. Stewart (2,665,564 votes) and Ronald V. Wertz (2,664,477 votes).

	A proposal to increase the number of authorized shares of common stock, no par value, of the Corporation from 5,000,000 to 12,500,000 was approved with the following results: For the proposal: 2,492,408; Against: 174,876; Abstain: 27,672.

	A proposal to adopt the Farmers National Banc. Corp. 1999 Stock Option Plan and release of preemptive rights as to shares issued under the plan was approved with the following results: For the proposal: 2,217,085; Against: 134,701; Abstain: 87,737.


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

 22.     Not applicable.

 23.     Not applicable.

 24.     Not applicable.

 27.     Financial Data Schedule (filed herewith)

 99.     Not applicable.


(b) - Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended March 31, 1999.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     FARMERS NATIONAL BANC CORP.

Dated: 5/12/99

/s/ Frank L. Paden
    President and Secretary


Dated: 5/12/99

/s/ Carl D. Culp
    Executive Vice President
    and Treasurer