Form 10-Q
period 1999-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 1999-08-10
CIK 709337

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

            Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

For the Quarter ended June 30, 1999     Commission file number 2-80339

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

        Class                          Outstanding at June 30, 1999
Common Stock, No Par Value                   3,695,797 shares



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                 Page

Included in Part I of this report:

     Farmers National Banc Corp. and Subsidiary

	Consolidated Balance Sheets				1
	Consolidated Statements of Income and Comprehensive
	Income							2
	Consolidated Statements of Cash Flows			3

     Notes to Consolidated Financial Statements			4


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations            5-10


PART II - OTHER INFORMATION

Other Information and Signatures                            10-12


CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                         June 30,  December 31,
                                                           1999        1998
                                                       (In Thousands of Dollars
ASSETS
Cash & due from banks                                      $13,096     $16,686
Federal funds sold                                             225       5,994
                        TOTAL CASH AND CASH EQUIVALENTS     13,321      22,680

Securities available for sale                               80,430      81,664
Other securities                                             2,760       2,655

Loans                                                      304,106     286,802
Less allowance for credit losses                             3,877       3,689
                                              NET LOANS    300,229     283,113

Premises and equipment, net                                  7,992       7,785
Other assets                                                 3,676       3,724
                                                          $408,408    $401,621

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
        Noninterest-bearing                                $28,503     $29,380
         Interest-bearing                                  289,971     292,138
                                         TOTAL DEPOSITS    318,474     321,518

U. S. Treasury interest-bearing demand note                    771          72
Securities sold under repurchase agreements                 24,448      24,473
Short-term borrowings                                        6,216       3,647
Long-term borrowings                                         7,237       1,696
Other liabilities and deferred credits                       2,026       2,941
                                      TOTAL LIABILITIES    359,172     354,347

Stockholders Equity:
        Common Stock - Authorized 12,500,000 shares in 1999
          and 5,000,000 in 1998; issued and outstanding
          3,695,797 in 1999 and 3,657,288 in 1998           33,313      31,661
Retained earnings                                           16,524      15,337
Treasury stock, at cost;  2,500 shares                         (91)          0
Accumulated other comprehensive income                        (510)        276
                              TOTAL STOCKHOLDERS EQUITY     49,236      47,274
                                                          $408,408    $401,621

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                     For the Three Months Ended  For the Six Months Ended
                                                         June 30,    June 30,    June 30,    June 30,
                                                           1999        1998        1999        1998
                                                       (In Thousands except Per Share Data)
INTEREST INCOME
Interest and fees on loans                                  $6,294      $6,140     $12,358     $12,069
Interest and dividends on securities:
       Taxable interest                                        917         888       1,890       1,779
        Nontaxable interest                                    183         137         339         265
        Dividends                                               41          29          82          58
        Interest on federal funds sold                          89          86         154         168
                                  TOTAL INTEREST INCOME      7,524       7,280      14,823      14,339

INTEREST EXPENSE
Deposits                                                     2,666       2,867       5,349       5,787
Borrowings                                                     385         268         735         502
                                 TOTAL INTEREST EXPENSE      3,051       3,135       6,084       6,289
                                    NET INTEREST INCOME      4,473       4,145       8,739       8,050
Provision for credit losses                                    210         210         420         420
                              NET INTEREST INCOME AFTER
                            PROVISION FOR CREDIT LOSSES      4,263       3,935       8,319       7,630

OTHER INCOME
Service charges on deposit accounts                            283         295         563         581
Investment security gains                                        0           0           3           5
Other operating income                                         120         128         237         256
                                     TOTAL OTHER INCOME        403         423         803         842

OTHER EXPENSES
Salaries and  employee benefits                              1,413       1,284       2,789       2,565
Net occupancy expense of premises                              143         142         287         282
Furniture and equipment expense,
        including depreciation                                 159         126         312         267
Intangible and other taxes                                     149         145         297         298
Other operating expenses                                       821         756       1,610       1,474
                                  TOTAL OTHER EXPENSES       2,685       2,453       5,295       4,886
                     INCOME BEFORE FEDERAL INCOME TAXES      1,981       1,905       3,827       3,586
FEDERAL INCOME TAXES                                           624         612       1,210       1,151
                                             NET INCOME     $1,357      $1,293      $2,617      $2,435

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized losses on securities                            (576)       (135)       (786)       (139)
                                   COMPREHENSIVE INCOME       $781      $1,158      $1,831      $2,296

* NET INCOME PER SHARE                                       $0.37       $0.36       $0.71       $0.68

*Adjusted to reflect weighted average shares outstanding and 2% stock dividend, without audit and before adjustments.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                                                                           Six Months Ended
                                                                         June 30,   June 30,
                                                                           1999       1998
                                                                     (In Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                      $15,691    $14,782
  Fees and commissions received                                              790        828
  Interest paid                                                           (6,137)    (6,358)
  Cash paid to suppliers and employees                                    (5,323)    (4,219)
  Income taxes paid                                                       (1,244)    (1,103)
                             NET CASH PROVIDED BY OPERATING ACTIVITIES     3,777      3,930

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale    11,850      8,927
  Proceeds from sales of investment securities available for sale            138      1,023
  Purchases of other securities and securities available for sale        (12,460)   (13,468)
  Net increase in loans made to customers                                (18,915)   (23,130)
  Purchases of premises and equipment                                       (461)      (327)
                                 NET CASH USED IN INVESTING ACTIVITIES   (19,848)   (26,975)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    NOW accounts and savings accounts                                      3,999      5,240
  Net decrease in time deposits                                           (5,314)    (3,491)
  Net increase in Federal Home Loan Bank borrowings                        2,510     15,016
  Net increase in federal funds purchased                                  5,600      3,100
  Purchase of Treasury Stock                                                 (91)         0
  Dividends paid                                                          (1,644)    (1,954)
  Proceeds from sale of common stock                                       1,652      1,846
                             NET CASH PROVIDED BY FINANCING ACTIVITIES     6,712     19,757
                             NET DECREASE IN CASH AND CASH EQUIVALENTS    (9,359)    (3,288)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                     22,680     19,182
  End of period                                                          $13,321    $15,894

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                              $2,617     $2,435
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                             230        206
    Amortization and accretion                                               904        681
    Provision for credit losses                                              420        420
    Gain on sale of investment securities                                     (3)        (5)
    Decrease (increase) in prepaid expenses                                 (434)       298
    Other                                                                     43       (105)
                             NET CASH PROVIDED BY OPERATING ACTIVITIES    $3,777     $3,930



                   FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management Representation:

     The financial statements for June 30, 1999 and 1998 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public
Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the six month period ending June 30, 1999 and 1998 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.


Stockholders Equity                                   Six Months Ended
                                                       June 30, 1999
                                                 (In Thousands of Dollars)

Common Stock
   Balance 1/1/99                                         $31,661
   41,009 shares sold                                       1,652
   Balance 6/30/99                                         33,313

Retained Earnings
   Balance 1/1/99                                          15,337
   Net Income                                               2,617
   Dividends Declared: $.39 Cash dividends on common
     stock                                                 (1,430)
   Balance 6/30/99                                         16,524

Treasury Stock, At Cost
   Balance 1/1/99                                               0
   Shares Purchased                                           (91)
   Balance 6/30/99                                            (91)

Accumulated Other Comprehensive Income
   Balance 1/1/99                                             276
   Net change in unrealized depreciation on debt
   securities, net of income taxes                           (786)
   Balance 6/30/99                                           (510)

Total Stockholders Equity at 6/30/99                      $49,236


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



Results of Operations

     The Corporation's net income for the first six months of 1999 was $2.617 million, or $.71 per share, which is a 7.47% increase compared with the $2.435 million, or $.68 per share earned during the same period last year. Return on average assets and return on average equity for the first six months of 1999 were 1.30% and 10.91% respectively, compared to 1.31% and 11.33% for the same period in 1998.

     The increase in net income for the first six months of 1999 was primarily the result of an increase in net interest income. The Corporation's net interest income increased $689 thousand, or 8.56% from $8.050 million for 1998 to $8.739 million for the same period in 1999. Interest income on loans and investment securities is up 3.38% compared to the first six months of last year. Some of this increase is a result of the growth in loans outstanding. Increasing demand in the Corporation's commercial real estate and installment loan products has increased average balances in the total loan portfolio by 5.10%. This growth has contributed to the increase in loan income of $289 thousand or 2.39%. Funds not used for loan growth have been used to purchase investment securities. The Corporation's average balance of securities available for sale has increased 16.99% from June, 1998 to June, 1999. This growth has increased income on securities by $195 thousand or 8.59%, comparing the first six months of 1999 to the first six months of 1998. Interest expense on deposits and borrowings is 3.26% lower for the first six months of 1999 compared to the first six months of 1998. This cost savings is the result of an overall decrease in the rates paid on interest-bearing liabilities.

     Other income decreased 4.63% from $842 thousand in 1998 to $803 thousand in 1999. The Corporation's total other expenses for the first six months of 1999 increased 8.37% from $4.886 million in 1998 to $5.295 million in 1999. The increase in other operating expenses is due primarily to asset growth and the increased volume of the operations of the bank. Management will continue to closely monitor and keep the increases in noninterest expenses to a minimum.


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

     Cash flows generated from operating activities decreased to $3.777 million compared to $3.930 million for the same period in
1998.   This decrease of $153 thousand is primarily the result
of an increase in cash paid to suppliers and employees. Net cash flows used in investing activities amounted to $19.848 million. Most of these funds were used to fund loans made to customers, which increased $18.915 million since December 31, 1998.

     Net cash flows provided by financing activities were $6.712 million in 1999 compared to $19.757 million in 1998. Although the Corporation experienced a decrease in customer deposits of $1.316 million, $2.51 million in Federal Home Loan Bank borrowings and $5.6 million in federal funds purchased were used to fund some of the increase in loans made to customers.


Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 1999, the corporation's total risk-based capital ratio stood at 18.96%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 17.71% and 12.09%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.



Loan Portfolio

The following shows the composition of loans at the dates
indicated:
						(In Thousands of Dollars)
                                                 June 30,        Dec. 31,
                                                   1999            1998

Commercial, financial and agricultural           $11,267         $10,885
Residential mortgage loans                       116,356         113,547
Nonresidential mortgage loans                     46,472          44,371
Installment loans to individuals                 130,011         117,999
Total loans                                     $304,106        $286,802

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

						(In Thousands of Dollars)
                                                 June 30,        Dec. 31,
                                                    1999           1998

Loans accounted for on a nonaccrual basis           $484            $576

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in nonaccrual loans above)           268             435

Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
  past due above)                                      0               0


Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

                                                  (In Thousands of Dollars)
                                                   June 30,        Dec. 31,
                                                     1999            1998

Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                          $19             $27

Interest income included in income on the loans        4               1


A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of June 30, 1999, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:

                                                 (In Thousands of Dollars)
                                                   Six Months      Year
                                                      Ended        Ended
                                                     June 30,     Dec. 31,
                                                       1999         1998

Balance at beginning of period                       $3,689       $3,429

Loan losses:
  Commercial, financial & agricultural                  (25)         (63)
  Real estate - mortgage                                (45)         (39)
  Installment loans to individuals                     (311)        (772)
                                                       (381)        (874)

Recoveries on previous loan losses:
  Commercial, financial & agricultural                   11            0
  Real estate - mortgage                                  6            9
  Installment loans to individuals                      132          285
                                                        149          294
Net loan losses                                        (232)        (580)

Provision charged to operations (1)                     420          840

Balance at end of period                             $3,877       $3,689


Ratio of net credit losses to average net
  loans outstanding                                     .16%         .21%


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

                                               (In Thousands of Dollars)
                                                June 30,        Dec. 31,
Types of Loans                                    1999            1998

Commercial, financial & agricultural              $994            $812
Real estate - mortgage                             993           1,017
Installment                                      1,890           1,860
Total                                           $3,877          $3,689


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

The percentage of loans in each category to total loans is summarized as follows:

                                                June 30,        Dec. 31,
Types of Loans                                    1999            1998

Commercial, financial & agricultural              3.7%             3.8%
Residential mortgage loans                       38.3%            39.6%
Nonresidential mortgage loans                    15.3%            15.5%
Installment loans to individuals                 42.7%            41.1%
                                                100.0%           100.0%



Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time sensitive software may recognize the date as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Federal Financial Institutions
Examination Council recognizes five phases that banks must complete to achieve Year 2000 readiness: 1) Awareness of the potential risks associated with Year 2000; 2) Assessment of all information and environmental systems needing enhancements; 3) Renovation of the systems that are not Year 2000 ready; 4) Validation of the renovated systems to assure Year 2000 readiness; and 5) Implementation of the renovated product into the ongoing operations. The
Corporation has completed the Awareness, Assessment and Renovation phases and has substantially completed the validation of its mission critical systems for year 2000 readiness. At this time it is not expected that expenses to address year 2000 issues will materially impact future operating results. The
Corporation has prepared a year 2000 contingency plan to address the possible risks that may be faced within and outside of the Corporation's control.



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

(b) - Reports on Form 8-K

     No reports on Form 8-K were filed for the six months ended
     June 30, 1999.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FARMERS NATIONAL BANC CORP.


Dated:  8/10/99

/s/ Frank L. Paden
    President and Secretary


Dated:  8/10/99

/s/ Carl D. Culp
    Executive Vice President
    and Treasurer