Form 10-Q
period 1999-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 1999-11-05
CIK 709337

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For the Quarter ended Sept. 30, 1999     Commission file number 2-80339
                      --------------                            -------

                          FARMERS NATIONAL BANC CORP.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                        34-1371693
-------------------------------            ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No)
 incorporation or organization)

        20 South Broad Street
         Canfield, OH  44406                                44406
----------------------------------------         ---------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (330) 533-3341
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X           No
                           -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at September 30, 1999
         -----                              ---------------------------------
Common Stock, No Par Value                          7,447,024 shares

PART I - FINANCIAL INFORMATION
------------------------------


Item 1. Financial Statements                                          Page
        --------------------                                          ----


Included in Part I of this report:


     Farmers National Banc Corp. and Subsidiary

         Consolidated Balance Sheets                                     1
         Consolidated Statements of Income and Comprehensive
         Income                                                          2
         Consolidated Statements of Cash Flows                           3

     Notes to Consolidated Financial Statements                          4



Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations                              5-10
        -----------------------------------


PART II - OTHER INFORMATION
---------------------------

Other Information and Signatures                                        10-12

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY


                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                  1999          1998
                                                              (In Thousands of Dollars)

ASSETS
Cash & due from banks                                          $  11,706     $  16,686
Federal funds sold                                                 2,969         5,994
                                                               ---------     ---------
             TOTAL CASH AND CASH EQUIVALENTS                      14,675        22,680
                                                               ---------     ---------

Securities available for sale                                     73,017        81,664
Other securities                                                   2,765         2,655

Loans                                                            317,239       286,802
Less allowance for credit losses                                   3,981         3,689
                                                               ---------     ---------
                                 NET LOANS                       313,258       283,113
                                                               ---------     ---------

Premises and equipment, net                                        7,978         7,785
Other assets                                                       3,907         3,724
                                                               ---------     ---------
                                                               $ 415,600     $ 401,621
                                                               =========     =========

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
         Noninterest-bearing                                   $  27,764     $  29,380
         Interest-bearing                                        294,547       292,138
                                                               ---------     ---------
                                 TOTAL DEPOSITS                  322,311       321,518
                                                               ---------     ---------

U. S. Treasury interest-bearing demand note                          785            72
Securities sold under repurchase agreements                       26,930        24,473
Short-term borrowings                                              1,127         3,647
Long-term borrowings                                              12,389         1,696
Other liabilities and deferred credits                             1,177         2,941
                                                               ---------     ---------
                                 TOTAL LIABILITIES               364,719       354,347
                                                               ---------     ---------

Stockholders Equity:
        Common Stock - Authorized 12,500,000 shares in 1999
        and 5,000,000 in 1998; issued and outstanding
        7,447,024 in 1999 and 3,657,288 in 1998                   34,207        31,661
Retained earnings                                                 17,231        15,337
Treasury stock, at cost;  5,000 shares                               (91)            0
Accumulated other comprehensive income (loss)                       (466)          276
                                                               ---------     ---------
             TOTAL STOCKHOLDERS EQUITY                            50,881        47,274
                                                               ---------     ---------
                                                               $ 415,600     $ 401,621
                                                               =========     =========


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                                                     FOR THE THREE MONTHS ENDED FOR THE NINE MONTHS ENDED
                                                        SEPT. 30,    SEPT. 30,    SEPT. 30,    SEPT. 30,
                                                          1999         1998         1999         1998
                                                             (In Thousands except Per Share Data)

INTEREST INCOME
Interest and fees on loans                              $  6,643     $  6,286     $ 19,001     $ 18,355
Interest and dividends on securities:
        Taxable interest                                     885          888        2,775        2,667
        Nontaxable interest                                  186          136          525          401
        Dividends                                             43           39          125           97
        Interest on federal funds sold                        18           65          172          233
                                                        --------     --------     --------     --------
                               TOTAL INTEREST INCOME       7,775        7,414       22,598       21,753
                                                        --------     --------     --------     --------

INTEREST EXPENSE
Deposits                                                   2,681        2,870        8,030        8,657
Borrowings                                                   460          314        1,195          816
                                                        --------     --------     --------     --------
                              TOTAL INTEREST EXPENSE       3,141        3,184        9,225        9,473
                                                        --------     --------     --------     --------
                                 NET INTEREST INCOME       4,634        4,230       13,373       12,280
Provision for credit losses                                  210          210          630          630
                                                        --------     --------     --------     --------
                           NET INTEREST INCOME AFTER
                         PROVISION FOR CREDIT LOSSES       4,424        4,020       12,743       11,650
                                                        --------     --------     --------     --------

OTHER INCOME
Service charges on deposit accounts                          301          301          864          882
Investment security gains (losses)                           (14)           0          (11)           5
Other operating income                                       121          137          358          393
                                                        --------     --------     --------     --------
                                  TOTAL OTHER INCOME         408          438        1,211        1,280
                                                        --------     --------     --------     --------

OTHER EXPENSES
Salaries and  employee benefits                            1,415        1,284        4,204        3,849
Net occupancy expense of premises                            144          148          431          430
Furniture and equipment expense,
        including depreciation                               176          136          488          403
Intangible and other taxes                                   148          134          445          432
Other operating expenses                                     777          780        2,387        2,254
                                                        --------     --------     --------     --------
                                TOTAL OTHER EXPENSES       2,660        2,482        7,955        7,368
                                                        --------     --------     --------     --------
                  INCOME BEFORE FEDERAL INCOME TAXES       2,172        1,976        5,999        5,562
FEDERAL INCOME TAXES                                         689          637        1,899        1,788
                                                        --------     --------     --------     --------
                                          NET INCOME    $  1,483     $  1,339     $  4,100     $  3,774

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized gains (losses) on securities                    44          379         (742)         240
                                                        --------     --------     --------     --------
                                COMPREHENSIVE INCOME    $  1,527     $  1,718     $  3,358     $  4,014
                                                        ========     ========     ========     ========

* NET INCOME PER SHARE                                  $   0.20     $   0.19     $   0.56     $   0.53
                                                        ========     ========     ========     ========



*Adjusted to reflect weighted average shares outstanding and 2-for-1 stock split, without audit and before adjustments.


CONSOLIDATED STATEMENTS OF CASH FLOWS                                       NINE MONTHS ENDED
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY                             SEPTEMBER 30,  SEPTEMBER 30,
                                                                            1999         1998
                                                                        (In Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                       $ 23,559     $ 23,285
  Fees and commissions received                                              1,207        1,262
  Interest paid                                                             (9,285)      (9,542)
  Cash paid to suppliers and employees                                      (7,674)      (6,723)
  Income taxes paid                                                         (1,944)      (1,746)
                                                                          --------     --------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES            5,863        6,536
                                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale      20,380       10,536
  Proceeds from sales of investment securities available for sale            5,216        1,023
  Purchases of other securities and securities available for sale          (18,710)     (14,322)
  Net increase in loans made to customers                                  (32,722)     (12,366)
  Purchases of premises and equipment                                         (568)        (803)
                                                                          --------     --------
                            NET CASH USED IN INVESTING ACTIVITIES          (26,404)     (15,932)
                                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    NOW accounts and savings accounts                                        4,867        3,844
  Net increase in time deposits                                                245        2,030
  Net increase (decrease) in Federal Home Loan Bank borrowings               7,379         (125)
  Purchase of Treasury Stock                                                   (91)           0
  Dividends paid                                                            (2,410)      (2,138)
  Proceeds from sale of common stock                                         2,546        2,798
                                                                          --------     --------
                        NET CASH PROVIDED BY FINANCING ACTIVITIES           12,536        6,409
                                                                          --------     --------
                        NET DECREASE IN CASH AND CASH EQUIVALENTS           (8,005)      (2,987)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                       22,680       19,182
                                                                          --------     --------
  End of period                                                           $ 14,675     $ 16,195
                                                                          ========     ========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                              $  4,100     $  3,774
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                               339          310
    Amortization and accretion                                               1,269        1,728
    Provision for credit losses                                                630          630
    Loss (Gain) on sale of investment securities                                11           (5)
    Decrease (Increase) in prepaid expenses                                   (283)         153
    Other                                                                     (203)         (54)
                                                                          --------     --------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES         $  5,863     $  6,536
                                                                          ========     ========


                   FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Management Representation:

     The financial statements for September 30, 1999 and 1998 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the nine month period ending September 30, 1999 and 1998 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.


 Stockholders Equity                                        Nine Months Ended
                                                           September 30, 1999
                                                       (In Thousands of Dollars)
COMMON STOCK
   Balance 1/1/99                                                31,661
   68,724 shares sold                                             2,546
                                                                -------
   Balance 9/30/99                                               34,207
                                                                -------

RETAINED EARNINGS
   Balance 1/1/99                                                15,337
   Net Income                                                     4,100
   Dividends Declared: $.60 Cash dividends on common
      stock                                                      (2,206)
                                                                -------
   Balance 9/30/99                                               17,231
                                                                -------

TREASURY STOCK, AT COST
   Balance 1/1/99                                                     0
   Shares Purchased                                                 (91)
                                                                -------
   Balance 9/30/99                                                  (91)
                                                                -------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance 1/1/99                                                   276
   Net change in unrealized depreciation on debt securities,
     net of income taxes                                           (742)
                                                                -------
   Balance 9/30/99                                                 (466)
                                                                -------

TOTAL STOCKHOLDERS EQUITY AT 9/30/99                             50,881
                                                                =======

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

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

Results of Operations
---------------------

     The Corporation's net income for the first nine months of 1999 was $4.1 million, or $.56 per share, which is a 8.64% increase compared with the $3.774 million, or $.53 per share earned during the same period last year. Return on average assets and return on average equity for the first nine months of 1999 were 1.34% and 11.21% respectively, compared to 1.34% and 11.72% for the same period in 1998.

     The increase in net income for the first nine months of 1999 was primarily the result of an increase in net interest income. The Corporation's net interest income increased $1.093 million, or 8.90% from $12.280 million for 1998 to $13.373 million for the same period in 1999. Interest income on loans and investment securities is up 3.88% compared to the first nine months of last year. Some of this increase is a result of the growth in loans outstanding. Increasing demand in the Corporation's mortgage and installment loan products has increased average balances in the total loan portfolio by 6.43%. This growth has contributed to the increase in loan income of $646 thousand or 3.52%. Funds not used for loan growth have been used to purchase investment securities. The Corporation's average balance of securities available for sale has increased 16.25% from September, 1998 to September, 1999. This growth has increased income on securities by $199 thousand or 5.86% over the same time period. Interest expense on deposits and borrowings is 2.62% lower for the first nine months of 1999 compared to the first nine months of 1998. This cost savings is the result of an overall decrease in the rates paid on interest-bearing liabilities. Interest expense on deposits decreased from 3.78% in 1998 to 3.37% in 1999.

     Other income, excluding investment security gains and losses, decreased 4.16% from $1.275 million in 1998 to $1.222 million in 1999. The Corporation's total other expenses for the first nine months of 1999 increased 7.97% from $7.368 million in 1998 to $7.955 million in 1999. The increase in other operating expenses is due primarily to asset growth and the increased volume of the operations of the bank. Management will continue to closely monitor and keep the increases in noninterest expenses to a minimum.

Liquidity
---------
     The Corporation maintains, in the opinion of management, liquidity sufficient to satisfy depositors' requirements and meet the credit needs of customers. The Corporation depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Corporation's ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition.

     Principal sources of liquidity for the Corporation include assets considered relatively liquid such as short-term investment securities, federal funds sold and cash and due from banks.

     Cash flows generated from operating activities decreased to $5.863 million compared to $6.536 million for the same period in 1998. This decrease of $673 thousand is primarily the result of an increase in cash paid to suppliers and employees. Net cash flows used in investing activities amounted to $26.404 million. Most of these funds were used to fund loans made to customers, which increased $30.437 million since December 31, 1998.

     Net cash flows provided by financing activities were $12.536 million in 1999 compared to $6.409 million in 1998. $5.112 million of these funds in 1999 and $5.874 million in 1998 were generated from increases in customer deposits. $7.379 million in Federal Home Loan Bank borrowings in 1999 were used to fund some of the increase in loans made to customers.

Capital Resources
-----------------

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 1999, the corporation's total risk-based capital ratio stood at 18.70%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 17.45% and 12.29%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Loan Portfolio
--------------

The following shows the composition of loans at the dates indicated:

                                                       (In Thousands of Dollars)
                                                        Sept. 30,     Dec. 31,
                                                           1999        1998
Commercial, financial and agricultural                  11,080           10,885
Residential mortgage loans                             119,179          113,547
Nonresidential mortgage loans                           47,913           44,371
Installment loans to individuals                       139,067          117,999
                                                       -------          -------
                                       Total loans     317,239          286,802
                                                       =======          =======

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

                                                       (In Thousands of Dollars)
                                                        Sept. 30,     Dec. 31,
                                                           1999        1998
Loans accounted for on a nonaccrual basis                  357         576

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not  included in nonaccrual loans above)                351         435

Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
  past due above)                                            0           0

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

                                                       (In Thousands of Dollars)
                                                        Sept. 30,     Dec. 31,
                                                           1999        1998
Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                                 22          27

Interest income included in income on the loans              4           1

-------------------------

A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of Sept. 30, 1999, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


Summary of Credit Loss Experience
---------------------------------

The following is an analysis of the allowance for credit losses for the periods indicated:
                                              (In Thousands of Dollars)
                                               Nine Months        Year
                                                 Ended           Ended
                                                Sept. 30,       Dec. 31,
                                                  1999           1998
                                                 -----           -----
Balance at beginning of period                   3,689           3,429

Loan losses:
  Commercial, financial & agricultural             (27)            (63)
  Real estate - mortgage                           (75)            (39)
  Installment loans to individuals                (438)           (772)
                                                 -----           -----
                                                  (540)           (874)
Recoveries on previous loan losses:
  Commercial, financial & agricultural              12               0
  Real estate - mortgage                             8               9
  Installment loans to individuals                 182             285
                                                 -----           -----
                                                   202             294
Net loan losses                                   (338)           (580)

Provision charged to operations (1)                630             840
                                                 -----           -----

Balance at end of period                         3,981           3,689
                                                 =====           =====

Ratio of net credit losses to average net
  loans outstanding                                .15%            .21%

------------------------------------------

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

                                         (In Thousands of Dollars)
                                           Sept. 30,     Dec. 31,
Types of Loans                               1999          1998
--------------                              -----         -----
Commercial, financial & agricultural          745           812
Real estate - mortgage                      1,163         1,017
Installment                                 2,073         1,860
                                            -----         -----
Total                                       3,981         3,689
                                            =====         =====

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

The percentage of loans in each category to total loans is summarized as follows:

                                            Sept. 30,     Dec. 31,
Types of Loans                                1999         1998
--------------                               -----        -----
Commercial, financial & agricultural          3.5%          3.8%
Residential mortgage loans                   37.6%         39.6%
Nonresidential mortgage loans
                                             15.1%         15.5%
Installment loans to individuals             43.8%         41.1%
                                            -----         -----
                                            100.0%        100.0%
                                            =====         =====

Year 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time sensitive software may recognize the date as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Federal Financial Institutions Examination Council recognizes five phases that banks must complete to achieve Year 2000 readiness:
1) Awareness of the potential risks associated with Year 2000; 2) Assessment of all information and environmental systems needing enhancements; 3) Renovation of the systems that are not Year 2000 ready; 4) Validation of the renovated systems to assure Year 2000 readiness; and 5) Implementation of the renovated product into the ongoing operations. The Corporation has completed the Awareness, Assessment, Renovation, Validation and Implementation phases of its mission critical systems for year 2000 readiness. At this time it is not expected that expenses to address year 2000 issues will materially impact future operating results. The Corporation has prepared, tested and continues to test a year 2000 contingency plan to address the possible risks that may be faced within and outside of the Corporation's control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

   There are no material changes from the end of the preceding fiscal year that would cause additional disclosure of the bank's exposure to market risk.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     There are no material pending legal proceedings to which the registrant or its subsidiary is a party, or of which any of their property is the subject, except proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position of the registrant and its subsidiary.

Item 2. Changes in Securities
        ---------------------

        Not applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not applicable.

Item 5. Other Information
        -----------------

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

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

22.       Not applicable.

23.       Not applicable.

24.       Not applicable.

27.       Financial Data Schedule (filed herewith)

99.       Not applicable.

(b) - Reports on Form 8-K

    No reports on Form 8-K were filed for the nine months ended September 30, 1999.

SIGNATURES
----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FARMERS NATIONAL BANC CORP.

Dated: 11-3-99

/s/ Frank L. Paden
------------------------------------
             Frank L. Paden
             President and Secretary


Dated: 11-3-99

/s/ Carl D. Culp
------------------------------------
            Carl D. Culp
            Executive Vice President
            and Treasurer