Form 10-K
period 1999-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2000-03-23
CIK 709337

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to __________

Commission file number 0-12055

Farmers National Banc Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1371693

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 South Broad Street Canfield, Ohio 44406	44406

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   330-533-3341

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The registrant estimates that as of February 14, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (including 331,536 shares held by executive officers and directors of the registrant) was approximately $103,835,151.

As of February 14, 2000, the registrant had outstanding 7,601,402 shares of common stock having no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K
into which
Document	Document is Incorporated

1999 Annual Report to Shareholders	II

Definitive proxy statement for the 1999 Annual Meeting of Shareholders to be held on March 30, 2000	III

First amended and restated articles of Incorporation of Farmers National Banc Corp	III

Amended and restated code of regulations of Farmers National Banc Corp	III

Form 10-K Cross Reference Index to Annual Report to Shareholders

Part I

Item 1 - Business

Description of Business	34

Average Balance Sheets/Yields/Rates	8

Rate and Volume Analysis	9

Securities	15

Loans	12-13

Risk Elements of Loan Portfolio	14

Loan Loss Experience	13-14

Deposits	16

Financial Ratios	7

Short-Term Borrowings	27

Part II

Item 5

Market For Registrant’s Common Stock and Related Stockholder Matters	18

Item 6

Selected Financial Data	7-9

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17

Item 7A

Quantitative and Qualitative Disclosures About Market Risk	11

Item 8

Financial Statements and Supplementary Data	20-33

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — None

Part IV

Report of Hill, Barth & King, LLC Independent Auditors	19

Financial Statements:

Consolidated Balance Sheets - December 31, 1999 and 1998	20

Consolidated Statements of Income & Comprehensive Income Calendar Years 1999, 1998 and 1997	21

Consolidated Statement of Stockholders’ Equity — Calendar Years 1999, 1998 and 1997	22

Consolidated Statements of Cash Flows — Calendar Years 1999, 1998 and 1997	23

Notes to Consolidated Financial Statements	24-33

FARMERS NATIONAL BANC CORP.
FORM 10-K
1999

INDEX

Page

Part I.

Item 1. Business:

General	I-2

Item 2. Properties	I-6

Item 3. Legal Proceedings	I-7

Item 4. Submission of Matters to a Vote of Security Holders	I-7

Part III.

Item 10. Directors and Executive Officers of the Registrant	III-1

Item 11. Executive Compensation	III-2

Item 12. Security Ownership of Certain Beneficial Owners and Management	III-2

Item 13. Certain Relationships and Related Transactions	III-2

Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	IV-1

Signatures	IV-3

Index to Exhibits	IV-4

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

The Bank

      The Bank is a full-service national bank engaged in commercial and retail banking in Mahoning and Columbiana Counties, Ohio. The Bank’s commercial banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines and travelers checks, “E” Bond transactions, utility bill payments, MasterCard and Visa credit cards, and other miscellaneous services normally offered by Commercial Banks.

Supervision and Regulation

      The Corporation is a one bank holding company and is regulated by the Federal Reserve Bank (the “FRB”). The bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). Changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and the Corporation’s capital position as of December 31, 1999 are presented in Note K on page 30 of the annual report to shareholders for the year ended December 31, 1999 and is hereby incorporated by reference.

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

Supervision and Regulation (Continued)

      The bank is subject to regulation under the National Banking Act and is periodically examined by the OCC and is subject to the rules and regulations of the FRB. As an insured institution and member of the Bank Insurance Fund (“BIF”), the bank is also subject to regulation by the FDIC. Establishment of branches is subject to approval of the OCC and geographic limits established by state law. Ohio branch banking law permits a bank having its principal place of business in the State of Ohio to establish branch offices in any county in Ohio without geographic restrictions.

FDICIA

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and several other federal banking statutes. Among other things, FDICIA requires federal banking agencies to broaden the scope of corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC.

      FDICIA established five capital tiers: “well capitalized”; “adequately capitalized”; “undercapitalized”; “significantly undercapitalized”; and “critically undercapitalized” and imposes significant restrictions on the operations of a depository institution that is not in either of the first two of such categories. A depository institution’s capital tier will depend upon the relationship of its capital to various capital measures. A depository institution will be deemed to be “well capitalized” if it significantly exceeds the minimum level required by regulation for each relevant capital measure, “adequately capitalized” if it meets each such measure, “undercapitalized” if it is significantly below any such measure and “critically undercapitalized” if it fails to meet any critical capital level set forth in regulations. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices.

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

      If an institution becomes undercapitalized, it will be generally restricted from borrowing from the Federal Reserve, increasing its average total assets, making any acquisitions, establishing any branches or engaging in any new line of business. An undercapitalized institution must submit an acceptable capital restoration plan to the appropriate federal banking agency, which plan must, in the opinion of such agency, be based on realistic assumptions and be “likely to succeed” in restoring the institution’s capital. In connection with the approval of such a plan, the holding company of the institution must guarantee that the institution will comply with the plan, subject to a limitation of liability equal to a portion of the institution’s assets. If an undercapitalized institution fails to submit an acceptable plan or fails to implement such a plan, it will be treated as if it is significantly undercapitalized.

      Under FDICIA, bank regulators are directed to require “significantly undercapitalized” institutions, among other things, to restrict business activities, raise capital through a sale of stock, merge with another institution and/or take any other action which the agency determines would better carry out the purposes of FDICIA.

      Within 90 days after an institution is determined to be “critically undercapitalized”, the appropriate federal banking agency must, in most cases, appoint a receiver or conservator for the institution or take such other action as the agency determines would better achieve the purposes of FDICIA. In general, “critically undercapitalized” institutions will be prohibited from paying principal or interest on their subordinated debt and will be subject to other substantial restrictions.

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

Supervision and Regulation (Continued)

      FDICIA also contains a variety of other provisions that could affect the operations of the Corporation, including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank’s insiders and guidelines governing regulatory examinations.

      Pursuant to FDICIA, the FDIC has developed a transitional risk-based assessment system, under which, beginning on January 1, 1993, the assessment rate for an insured depository institution varied according to its level of risk. An institution’s risk category will depend upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized and whether it is assigned to Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the area of weakness. Based on its capital and supervisory subgroups, each BIF member institution will be assigned an annual FDIC assessment rate per $100 of insured deposits.

INTERSTATE BANKING AND BRANCHING LEGISLATION

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorizes interstate acquisitions of banks and bank holding companies without geographic constraint beginning September 29, 1995. Beginning June 1, 1997, the IBBEA also authorizes banks to merge with banks located in another state provided that neither state has “opted out” of interstate branching between September 29, 1994 and May 31, 1997. States also may enact legislation permitting interstate merger transactions prior to June 1, 1997. After acquiring interstate branches through a merger, a bank may establish additional branches in that state at the same locations as any bank involved in the merger could have established branches under state and federal law. In addition, a bank may establish a de novo branch in another state that expressly permits the establishment of such branches. A bank that establishes a de novo interstate branch may thereafter establish additional branches on the same basis as a bank that has established interstate branches through a merger transaction. If a state “opts out” of interstate branching, no bank from another state may establish a branch in that state, whether through a merger or de novo establishment.

Supervision and Regulation (Continued)

GRAHAM-LEACH-BLILEY ACT

      The Graham-Leach-Bliley Act of 1999 (the “GLB Act”) allows new opportunities for banks, other depository institutions, insurance companies and securities firms to combine to form a single financial services organization to offer customers a broader choice of financial products and services. The GLB Act (which becomes effective March 11, 2000), authorizes the Federal Reserve Board to oversee all regulatory activities through the financial holding company, while the functional regulation of operating subsidiaries will remain with their primary functional regulator. The GLB Act requires institutions to maintain Community Reinvestment Act ratings of satisfactory or higher in order to engage in any new financial activities. This act also establishes a federal right to privacy of non-public personal information of individual customers.

Item 2. Properties

Farmers National Banc Corp.’s Properties

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

Properties (Continued)

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1999.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to Directors is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders which will be held March 30, 2000. The proxy statement is attached hereto.

Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 1, 2000:

Name	Age	Position Held

William D. Stewart	70	Chairman

Richard L. Calvin	73	Vice Chairman

Frank L. Paden	49	President and Secretary

Carl D. Culp	36	Executive Vice President and Treasurer

Donald F. Lukas	53	Senior Vice President

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

III-1

PART III (Continued)

Mr. Donald F. Lukas has served as Senior Vice President of the registrant since March 1996. Prior to that time, he was Vice President of the Bank since March 1987.

Item 11. Executive Compensation

Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2000. The proxy statement is attached hereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2000. The proxy statement is attached hereto.

Item 13. Certain Relationships and Related Transactions

Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2000. The proxy statement is attached hereto.

III-2

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.	Financial Statements

Included in Part II of this report

Item 8., Financial Statements and Supplementary Data is set forth in the registrant’s 1999 Annual Report to Shareholders and is incorporated by reference in Part II of this report

(a)2.	Financial Statement Schedules	Page
	Accountant’s consent	IV-2

All schedules are omitted because they are not applicable.

(a)3.	Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page IV-4 hereof and is incorporated herein by reference.

(b)	Report on Form 8-K

No reports were filed for three months ended December 31, 1999.

INDEPENDENT AUDITOR’S CONSENT

FARMERS NATIONAL BANC CORP.:

      We hereby consent to the incorporation by reference in this Registration Statement of our report dated January 20, 2000, relating to the consolidated financial statements of Farmers National Banc Corp. and subsidiary.

/s/ Hill, Barth & King LLC
HILL, BARTH & KING LLC

Warren, Ohio
March 14, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.	Farmers National Banc Corp.

by /s/ Frank L. Paden	by /s/ Carl D. Culp
Frank L. Paden	Carl D. Culp
President and Secretary	Executive Vice President and Treasurer

/s/ William D. Stewart William D. Stewart	Chairman	March 14, 2000

/s/ Benjamin R. Brown Benjamin R. Brown	Director	March 14, 2000

/s/ Richard L. Calvin Richard L. Calvin	Vice Chairman	March 14, 2000

/s/ Joseph D. Lane Joseph D. Lane	Director	March 14, 2000

/s/ David C. Myers David C. Myers	Director	March 14, 2000

/s/ Edward A. Ort Edward A. Ort	Director	March 14, 2000

/s/ Frank L. Paden Frank L. Paden	President and Director	March 14, 2000

/s/ Ronald V. Wertz Ronald V. Wertz	Director	March 14, 2000

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by references as part of this report:

2	.	Not applicable.

3	(i).	Articles of Incorporation (filed herewith).

3	(ii).	Code of regulations (filed herewith).

4	.	The registrant agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the registrant and its subsidiaries.

9	.	Not applicable.

10	.	Not applicable.

11	.	Not applicable.

12	.	Not applicable.

13	.	Annual Report to security holders (filed herewith).

16	.	Not applicable.

18	.	Not applicable.

21	.	Subsidiaries of the registrant. (Subsidiary of the registrant is incorporated by reference in Part I, Item 1 of this report).

22.		Not applicable.

23	.	Not applicable.

24	.	Not applicable.

27	.	Financial Data Schedule (filed herewith)

28	.	Not applicable.

99	.	Definitive Proxy Statement (filed herewith)

Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.

IV-4