Form 10-Q
period 2000-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2000-05-09
CIK 709337

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For the Quarter ended March 31, 2000     Commission file number  2-80339
                      ---------------                           --------

                           FARMERS NATIONAL BANC CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                     34-1371693
----------------------------------------   ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No)
 incorporation or organization)

        20 South Broad Street
         Canfield, OH  44406                              44406
----------------------------------------            --------------------
(Address of principal executive offices)                (Zip Code)

                 (330) 533-3341
--------------------------------------------------
(Registrant's telephone number, including area code)

                 Not applicable
--------------------------------------------------
(Former name, former address and former fiscal year,
           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X             No
                             -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at March 31, 2000
             -----                     -----------------------------

Common Stock, No Par Value                   7,642,959 shares

PART I - FINANCIAL INFORMATION
------------------------------

                                                                       PAGE
                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS



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

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY


                                                                                   (In Thousands of Dollars)
                                                                                  MARCH 31,       DECEMBER 31,
                                                                                     2000             1999
                                                                            -----------------------------------
ASSETS

Cash and due from banks                                                              $14,523           $19,846
Federal funds sold                                                                     8,843             3,821
                                                                            -----------------------------------
                                      TOTAL CASH AND CASH EQUIVALENTS                 23,366            23,667
                                                                            -----------------------------------

Securities available for sale                                                         76,169            73,659
Other securities                                                                       2,617             2,618

Loans                                                                                325,864           322,635
Less allowance for credit losses                                                       4,262             4,128
                                                                            -----------------------------------
                                                            NET LOANS                321,602           318,507
                                                                            -----------------------------------

Premises and equipment, net                                                            8,015             8,103
Other assets                                                                           5,141             4,576
                                                                            -----------------------------------
                                                                                    $436,910          $431,130
                                                                            ===================================

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
        Noninterest-bearing                                                          $27,632           $29,343
         Interest-bearing                                                            305,254           302,120
                                                                            -----------------------------------
                                                       TOTAL DEPOSITS                332,886           331,463
                                                                            -----------------------------------

U. S. Treasury interest-bearing demand note                                              334               800
Securities sold under repurchase agreements                                           32,801            28,011
Federal Home Loan Bank advances                                                       15,631            15,936
Other liabilities and deferred credits                                                 3,296             3,026
                                                                            -----------------------------------
                                                    TOTAL LIABILITIES                384,948           379,236
                                                                            -----------------------------------


Stockholders Equity:
    Common Stock - Authorized 12,500,000 shares; issued and
         outstanding 7,642,959 in 2000 and 3,678,343 in 1999                          38,071            37,294
    Retained earnings                                                                 15,991            15,584
    Accumulated other comprehensive loss                                              (1,013)             (892)
    Treasury stock, at cost;  77,812 shares in 2000 and 4,976 in 1999                 (1,087)              (92)
                                                                            -----------------------------------
                                            TOTAL STOCKHOLDERS EQUITY                 51,962            51,894
                                                                            -----------------------------------
                                                                                    $436,910          $431,130
                                                                            ===================================

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY


                                                                                (In Thousands except Per Share Data)
                                                                                      FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,           MARCH 31,
                                                                                        2000               1999
                                                                                ------------------------------------
INTEREST INCOME
Interest and fees on loans                                                            $6,760               $6,064
Interest and dividends on securities:
       Taxable interest                                                                  895                  973
        Nontaxable interest                                                              188                  156
        Dividends                                                                         44                   41
        Interest on federal funds sold                                                   131                   65
                                                                                ------------------------------------
                                             TOTAL INTEREST INCOME                     8,018                7,299
                                                                                ------------------------------------
INTEREST EXPENSE
Deposits                                                                               2,883                2,683
Borrowings                                                                               630                  350
                                                                                ------------------------------------
                                            TOTAL INTEREST EXPENSE                     3,513                3,033
                                                                                ------------------------------------
                                               NET INTEREST INCOME                     4,505                4,266
Provision for credit losses                                                              210                  210
                                                                                ------------------------------------
                                         NET INTEREST INCOME AFTER
                                       PROVISION FOR CREDIT LOSSES                     4,295                4,056
                                                                                ------------------------------------
OTHER INCOME
Service charges on deposit accounts                                                      277                  280
Investment security gains                                                                  0                    3
Other operating income                                                                   129                  117
                                                                                ------------------------------------
                                                TOTAL OTHER INCOME                       406                  400
                                                                                ------------------------------------
OTHER EXPENSES
Salaries and  employee benefits                                                        1,508                1,376
Net occupancy expense of premises                                                        155                  144
Furniture and equipment expense,
        including depreciation                                                           173                  153
Intangible and other taxes                                                               154                  148
Other operating expenses                                                                 795                  789
                                                                                ------------------------------------
                                              TOTAL OTHER EXPENSES                     2,785                2,610
                                                                                ------------------------------------
                                INCOME BEFORE FEDERAL INCOME TAXES                     1,916                1,846
FEDERAL INCOME TAXES                                                                     595                  586
                                                                                ------------------------------------
                                                        NET INCOME                    $1,321               $1,260

OTHER COMPREHENSIVE INCOME, NET OF TAX:

   Unrealized losses on securities                                                      (121)                (210)
                                                                                ------------------------------------
                                              COMPREHENSIVE INCOME                    $1,200               $1,050
                                                                                ====================================

* NET INCOME PER SHARE                                                                 $0.17                $0.17
                                                                                ====================================

* Adjusted to reflect weighted average shares outstanding, 2-for-1 stock split and 2% stock dividend, without audit and before adjustments.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                                                                                                     (In Thousands of Dollars)
                                                                                                          THREE MONTHS ENDED
                                                                                                      MARCH 31,         MARCH 31,
                                                                                                         2000             1999
                                                                                                     -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                                                      $8,245            $7,442
  Fees and commissions received                                                                             401               392
  Interest paid                                                                                          (3,535)           (3,081)
  Cash paid to suppliers and employees                                                                   (2,824)           (2,716)
  Income taxes paid                                                                                         (76)              (84)
                                                                                                     -----------------------------
                                                NET CASH PROVIDED BY OPERATING ACTIVITIES                 2,211             1,953
                                                                                                     -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale                                    4,628             5,508
  Proceeds from sales of investment securities available for sale                                             0               138
  Purchases of other securities and securities available for sale                                        (7,496)           (6,682)
  Net increase in loans made to customers                                                                (3,468)           (5,270)
  Purchases of premises and equipment                                                                       (49)             (399)
                                                                                                     -----------------------------
                                                    NET CASH USED IN INVESTING ACTIVITIES                (6,385)           (6,705)
                                                                                                     -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    NOW accounts and savings accounts                                                                     3,808               137
  Net increase (decrease) in time deposits and repurchase agreements                                      1,343            (3,212)
  Net increase (decrease) in Federal Home Loan Bank borrowings                                             (305)            2,204
  Purchase of Treasury Stock                                                                               (995)                0
  Dividends paid                                                                                           (755)             (898)
  Proceeds from sale of common stock                                                                        777               884
                                                                                                     -----------------------------
                                         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              3,873              (885)
                                                                                                     -----------------------------
                                                NET DECREASE IN CASH AND CASH EQUIVALENTS                  (301)           (5,637)
CASH AND CASH EQUIVALENTS
  Beginning of period                                                                                    23,667            22,680
                                                                                                     -----------------------------
  End of period                                                                                         $23,366           $17,043
                                                                                                     =============================

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                                                             $1,321            $1,260
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                            125               122
    Amortization and accretion                                                                              476               358
    Provision for credit losses                                                                             210               210
    Gain on sale of investment securities                                                                     0                (3)
    Increase in prepaid expenses                                                                           (352)             (222)
    Other                                                                                                   431               228
                                                                                                     -----------------------------
                                                NET CASH PROVIDED BY OPERATING ACTIVITIES                $2,211            $1,953
                                                                                                     =============================

                   FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Representation:

     The financial statements for March 31, 2000 and 1999 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the three month period ending March 31, 2000 and 1999 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.


                                                                (In Thousands of Dollars)
 Stockholders Equity                                                Three Months Ended
                                                                      March 31, 2000
                                                                      --------------
COMMON STOCK

   Balance 1/1/00                                                           37,294
   56,940 shares sold                                                          777
                                                                          ---------
   Balance 3/31/00                                                          38,071
                                                                          ---------
RETAINED EARNINGS

   Balance 1/1/00                                                           15,584
   Net Income                                                                1,321
   Dividends Declared: $.12 Cash dividends on common
      stock                                                                  (914)
                                                                          ---------
   Balance 3/31/00                                                          15,991
                                                                          ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS

   Balance 1/1/00                                                            (892)
   Net change in unrealized depreciation on debt securities,
     net of income taxes                                                     (121)
                                                                          ---------
   Balance 3/31/00                                                         (1,013)
                                                                          ---------

TREASURY STOCK, AT COST

   Balance 1/1/00                                                             (92)
   Shares Purchased                                                          (995)
                                                                          ---------
   Balance 3/31/00                                                         (1,087)
                                                                          ---------

TOTAL STOCKHOLDERS EQUITY AT 3/31/00                                        51,962
                                                                          =========

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

Results of Operations
---------------------

     The Corporation's net income for the first quarter of 2000 was $1.321 million, or $.17 per share, which is a 4.84% increase compared with the $1.260 million, or $.17 per share earned during the same period last year. Return on average assets and return on average equity for the first three months of 2000 were 1.23% and 10.28% respectively, compared to 1.28% and 10.69% for the same period in 1999.

     The increase in net income for the first quarter of 2000 was primarily the result of an increase in net interest income. The Corporation's net interest income increased $239 thousand, or 5.60% from $4.266 million for 1999 to $4.505 million for the same period in 2000. Interest income on loans and investment securities is up 9.85% compared to the first quarter of last year. Most of this increase is a result of the growth in loans outstanding. Increasing demand in all of the Corporation's loan types has increased average balances in the total loan portfolio by 12.88% over the past twelve months. This growth has contributed to the increase in loan income of $696 thousand or 11.48%. Although the Corporation's average balance of federal funds sold and investment securities has decreased 3.65% from March, 1999 to March, 2000, investment income increased 1.86% during the same time period. This increase in income is due to the increase in the rates paid on federal funds sold and investment securities. Interest expense on deposits and borrowings is 15.83% higher for the first quarter of 2000 compared to the first quarter of 1999. This is primarily the result of an increase of $280 thousand in interest expense on borrowings, as well as an increase in the rates paid on time deposits.

         Other income increased 1.50% from $400 thousand in 1999 to $406 thousand 2000. The Corporation's total other expenses for the first quarter of 2000 increased 6.70% from $2.610 million in 1999 to $2.785 million in 2000. The increase in other operating expenses is due primarily to asset growth and the increased volume of the operations of the bank. Management will continue to closely monitor and keep the increases in noninterest expenses to a minimum.

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

     Cash flows generated from operating activities increased to $2.211 million compared to $1.953 million for the same period in 1999. This increase of $258 thousand is primarily the result of an increase in interest received. Net cash flows used in investing activities amounted to $6.385 million. Most of these funds were used to fund loans made to customers, which increased $3.468 million since December 31, 1999.

     Net cash flows provided by financing activities were $3.873 million in 2000 compared to $885 thousand used in financing activities in 1999. In 2000, $5.151 million of these funds were generated from increases in customer deposits and repurchase agreements compared to $3.075 used for decreases in customer deposits and repurchase agreements for the same time period in 1999. During the first quarter of 2000, $995 thousand was used to purchase treasury stock.

Capital Resources
-----------------

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 2000, the corporation's total risk-based capital ratio stood at 18.50%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 17.25% and 12.15%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Loan Portfolio
--------------

The following shows the composition of loans at the dates indicated:

                                                        (In Thousands of Dollars)
                                                          March 31,       Dec. 31,
                                                            2,000            1999
                                                        --------------------------
Commercial, financial and agricultural                      12,431          11,650
Real Estate - mortgage                                     176,079         172,926
Installment loans to individuals                           137,354         138,059
                                                        --------------------------
                                       Total loans         325,864         322,635
                                                        ==========================

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

                                                           (In Thousands of Dollars)
                                                              March 31,       Dec. 31,
                                                                2000           1999
                                                           ---------------------------
Loans accounted for on a nonaccrual basis                        349           310

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not  included in nonaccrual loans above)                      540           439

Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
  past due above)                                                  0             0

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

                                                            (In Thousands of Dollars)
                                                               March 31,     Dec. 31,
                                                                 2000          1999
                                                            -------------------------
Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                                        7            13

Interest income included in income on the loans                    4             3

-------------------------

A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of March 31, 2000, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.

Summary of Credit Loss Experience
---------------------------------

The following is an analysis of the allowance for credit losses for the periods indicated:

                                                        (In Thousands of Dollars)
                                                       Three Months          Year
                                                           Ended            Ended
                                                          March 31,         Dec. 31,
                                                            2000             1999
                                                      -----------------------------
Balance at beginning of period                              4,128            3,689

Loan losses:
  Commercial, financial & agricultural                          0             (27)
  Real estate - mortgage                                        0             (75)
  Installment loans to individuals                          (142)            (614)
                                                      -----------------------------
                                                            (142)            (716)
Recoveries on previous loan losses:
  Commercial, financial & agricultural                          0               12
  Real estate - mortgage                                        2               32
  Installment loans to individuals                             64              271
                                                      -----------------------------
                                                               66              315
                                                      -----------------------------
Net loan losses                                              (76)            (401)

Provision charged to operations (1)                           210              840
                                                      -----------------------------

Balance at end of period                                    4,262            4,128
                                                      =============================
Ratio of net credit losses to average net
  loans outstanding                                          .09%             .13%

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

                                                          (In Thousands of Dollars)
                                                          March 31,       Dec. 31,
Types of Loans                                               2000            1999
--------------                                           -------------------------
Commercial, financial & agricultural                           950             875
Real estate - mortgage                                       1,219           1,179
Installment                                                  2,093           2,074
                                                         -------------------------
Total                                                        4,262           4,128
                                                         =========================

The allocation of the allowance as shown above should not be interpreted as an indication that charge-offs in 2000 will occur in the same proportions or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

The percentage of loans in each category to total loans is summarized as follows:

                                                         March 31,         Dec. 31,
Types of Loans                                             2000             1999
--------------                                           --------------------------
Commercial, financial & agricultural                         3.8%             3.6%
Real Estate - mortgage                                      54.0%            53.6%
Installment loans to individuals                            42.2%            42.8%
                                                         --------------------------
                                                           100.0%           100.0%
                                                         =+========================

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) Farmers National Banc Corp's annual meeting of shareholders was held on March 30, 2000.

         (b & c) Proxies were solicited by Farmers National Banc Corp's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. Elected to serve as director until the year 2001 annual meeting of shareholders were management's nominees Benjamin R. Brown (5,644,634 votes), Richard L. Calvin (5,372,274 votes), Joseph D. Lane (5,643,132 votes), David C. Myers (5,634,115 votes), Edward A. Ort (5,644,350 votes), Frank L. Paden (5,388,109 votes), William D. Stewart (5,366,333 votes) and Ronald V. Wertz (5,644,449 votes).

         A proposal to approve and adopt the First Amended and Restated Articles of Incorporation was not approved with the following results: For the proposal:
4,603,780; Against: 489,440; Abstain: 64,749. Out of the total shares issued and outstanding, 75% approval was required to pass the proposal. 60.11% voted for the proposal.

         A proposal to approve and adopt the First Amended and Restated Code of Regulations was not approved with the following results: For the proposal:
4,629,684; Against: 458,171; Abstain: 70,114. Out of the total shares issued and outstanding, 66 2/3% approval was required to pass the proposal. 60.45% voted for the proposal.

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

22.      Not applicable.

23.      Not applicable.

24.      Not applicable.

27.      Financial Data Schedule (filed herewith)

99.      Not applicable.

(b) - Reports on Form 8-K
      -------------------

   A Form 8-K was filed by the Corporation on January 6, 2000. The item reported was classified as Item 5, Other Events, and read as follows:

   On January 6, 2000, the Corporation announced that its board of directors has adopted a stock repurchase program. Under the stock repurchase program, the Registrant will be authorized to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions at appropriate times to allow it to enhance the value of its stock for shareholders and to manage its capital. The Board's action will allow management to make repurchases, without further board approval, when stock purchases are deemed prudent. The Stock Repurchase Program contemplates that stock repurchases will be made in accordance with Rule 10b-18 of the regulations issued under the Securities Exchange Act of 1934.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated:  5/5/00
        -------------

/s/ Frank L. Paden
---------------------------------------------
                      Frank L. Paden
                      President and Secretary

Dated:  5/5/00

/s/ Carl D. Culp
---------------------------------------------
                     Carl D. Culp
                     Executive Vice President
                     and Treasurer