Form 10-Q
period 2000-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2000-08-09
CIK 709337

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For the Quarter ended June 30, 2000     Commission file number  2-80339
                      -------------                            ---------

                           FARMERS NATIONAL BANC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                        34-1371693
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No)
 incorporation or organization)

        20 South Broad Street
         Canfield, OH  44406                              44406
-------------------------------            -----------------------------------
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

               Yes  X         No
                   ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at June 30, 2000
             -----                      ----------------------------

Common Stock, No Par Value                   7,689,807 shares

PART I - FINANCIAL INFORMATION
------------------------------


Item 1.  Financial Statements                                          Page
         --------------------                                          ----

Included in Part I of this report:


     Farmers National Banc Corp. and Subsidiary

         Consolidated Balance Sheets                                     1
         Consolidated Statements of Income and
           Comprehensive Income                                          2
         Consolidated Statements of Cash Flows                           3

     Notes to Consolidated Financial Statements                          4



Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
              Condition and Results of Operations                        5-9
              -----------------------------------

Item 3.  Quantitative and Qualitative Disclosures About
         ----------------------------------------------
                Market Risk                                             10
                -----------

PART II - OTHER INFORMATION
---------------------------

Other Information and Signatures                                        10-12

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY


                                                                          (In Thousands of Dollars)
                                                                           JUNE 30,   DECEMBER 31,
                                                                             2000          1999
                                                                          ---------      ---------

ASSETS
Cash and due from banks                                                   $  17,205      $  19,846
Federal funds sold                                                              227          3,821
                                                                          ---------      ---------
                                      TOTAL CASH AND CASH EQUIVALENTS        17,432         23,667
                                                                          ---------      ---------

Securities available for sale                                                87,516         73,659
Other securities                                                              2,651          2,618

Loans                                                                       331,480        322,635
Less allowance for credit losses                                              4,397          4,128
                                                                          ---------      ---------
                                                            NET LOANS       327,083        318,507
                                                                          ---------      ---------

Premises and equipment, net                                                   7,998          8,103
Other assets                                                                  5,161          4,576
                                                                          ---------      ---------
                                                                          $ 447,841      $ 431,130
                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
        Noninterest-bearing                                               $  30,013      $  29,343
         Interest-bearing                                                   300,181        302,120
                                                                          ---------      ---------
                                                       TOTAL DEPOSITS       330,194        331,463
                                                                          ---------      ---------

U. S. Treasury interest-bearing demand note                                     776            800
Securities sold under repurchase agreements                                  31,161         28,011
Federal Home Loan Bank advances                                              26,206         15,936
Federal funds purchased                                                       3,400              0
Other liabilities and deferred credits                                        2,871          3,026
                                                                          ---------      ---------
                                                    TOTAL LIABILITIES       394,608        379,236
                                                                          ---------      ---------


Stockholders Equity:
    Common Stock - Authorized 12,500,000 shares; issued and
         outstanding 7,689,807 in 2000 and 3,695,797 in 1999                 38,764         37,294
    Retained earnings                                                        16,521         15,584
    Accumulated other comprehensive loss                                       (877)          (892)
    Treasury stock, at cost;  84,253 shares in 2000 and 4,976 in 1999        (1,175)           (92)
                                                                          ---------      ---------
                                            TOTAL STOCKHOLDERS EQUITY        53,233         51,894
                                                                          ---------      ---------
                                                                          $ 447,841      $ 431,130
                                                                          =========      =========

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                                                                               (In Thousands except Per Share Data)
                                                                    FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                                                         2000         1999          2000         1999
                                                                       --------     --------      --------     --------


INTEREST INCOME
Interest and fees on loans                                             $  6,986     $  6,294      $ 13,746     $ 12,358
Interest and dividends on securities:
        Taxable interest                                                  1,018          917         1,913        1,890
        Nontaxable interest                                                 192          183           380          339
        Dividends                                                            97           41           141           82
        Interest on federal funds sold                                       85           89           216          154
                                                                       --------     --------      --------     --------
                                             TOTAL INTEREST INCOME        8,378        7,524        16,396       14,823
                                                                       --------     --------      --------     --------

INTEREST EXPENSE
Deposits                                                                  2,882        2,666         5,765        5,349
Borrowings                                                                  823          385         1,454          735
                                                                       --------     --------      --------     --------
                                            TOTAL INTEREST EXPENSE        3,705        3,051         7,219        6,084
                                                                       --------     --------      --------     --------
                                               NET INTEREST INCOME        4,673        4,473         9,177        8,739
Provision for credit losses                                                 210          210           420          420
                                                                       --------     --------      --------     --------
                                         NET INTEREST INCOME AFTER
                                       PROVISION FOR CREDIT LOSSES        4,463        4,263         8,757        8,319
                                                                       --------     --------      --------     --------

OTHER INCOME
Service charges on deposit accounts                                         350          283           627          563
Investment security gains                                                     0            0             0            3
Other operating income                                                      159          120           289          237
                                                                       --------     --------      --------     --------
                                                TOTAL OTHER INCOME          509          403           916          803
                                                                       --------     --------      --------     --------

OTHER EXPENSES
Salaries and  employee benefits                                           1,501        1,413         3,009        2,789
Net occupancy expense of premises                                           145          143           300          287
Furniture and equipment expense,
        including depreciation                                              147          159           320          312
Intangible and other taxes                                                  135          149           289          297
Other operating expenses                                                    869          821         1,664        1,610
                                                                       --------     --------      --------     --------
                                              TOTAL OTHER EXPENSES        2,797        2,685         5,582        5,295
                                                                       --------     --------      --------     --------
                                INCOME BEFORE FEDERAL INCOME TAXES        2,175        1,981         4,091        3,827
FEDERAL INCOME TAXES                                                        652          624         1,247        1,210
                                                                       --------     --------      --------     --------
                                                        NET INCOME     $  1,523     $  1,357      $  2,844     $  2,617

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized gains (losses) on securities                                  136         (576)           15         (786)
                                                                       --------     --------      --------     --------
                                              COMPREHENSIVE INCOME     $  1,659     $    781      $  2,859     $  1,831
                                                                       ========     ========      ========     ========

* NET INCOME PER SHARE                                                 $   0.20     $   0.18      $   0.37     $   0.35
                                                                       ========     ========      ========     ========

*Adjusted to reflect weighted average shares outstanding, 2-for-1 stock split and 2% stock dividend, without audit and before adjustments.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                       (In Thousands of Dollars)
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY                                                       SIX MONTHS ENDED
                                                                                              JUNE 30,      JUNE 30,
                                                                                                2000          1999
                                                                                              --------      --------

CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                                           $ 17,135      $ 15,691
  Fees and commissions received                                                                    904           790
  Interest paid                                                                                 (7,198)       (6,137)
  Cash paid to suppliers and employees                                                          (5,448)       (5,323)
  Income taxes paid                                                                             (1,346)       (1,244)
                                                                                              --------      --------
                                                NET CASH PROVIDED BY OPERATING ACTIVITIES        4,047         3,777
                                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale                           9,386        11,850
  Proceeds from sales of investment securities available for sale                                    0           138
  Purchases of other securities and securities available for sale                              (23,643)      (12,460)
  Net increase in loans made to customers                                                       (9,189)      (18,915)
  Purchases of premises and equipment                                                             (157)         (461)
                                                                                              --------      --------
                                                    NET CASH USED IN INVESTING ACTIVITIES      (23,603)      (19,848)
                                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    NOW accounts and savings accounts                                                            6,004         3,999
  Net decrease in time deposits and repurchase agreements                                       (4,886)       (5,314)
  Net increase in Federal Home Loan Bank borrowings                                             10,271         2,510
  Net increase in federal funds purchased                                                        3,400         5,600
  Purchase of Treasury Stock                                                                    (1,083)          (91)
  Dividends paid                                                                                (1,855)       (1,644)
  Proceeds from sale of common stock                                                             1,470         1,652
                                                                                              --------      --------
                                                NET CASH PROVIDED BY FINANCING ACTIVITIES       13,321         6,712
                                                                                              --------      --------
                                                NET DECREASE IN CASH AND CASH EQUIVALENTS       (6,235)       (9,359)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                           23,667        22,680
                                                                                              --------      --------
  End of period                                                                               $ 17,432      $ 13,321
                                                                                              ========      ========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                                                  $  2,844      $  2,617
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                   237           230
    Amortization and accretion                                                                     996           904
    Provision for credit losses                                                                    420           420
    Gain on sale of investment securities                                                            0            (3)
    Increase in prepaid expenses                                                                  (398)         (434)
    Other                                                                                          (52)           43
                                                                                              --------      --------
                                                NET CASH PROVIDED BY OPERATING ACTIVITIES     $  4,047      $  3,777
                                                                                              ========      ========

                   FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management Representation:

     The financial statements for June 30, 2000 and 1999 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the six month period ending June 30, 2000 and 1999 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.

                                                       (In Thousands of Dollars)
 Stockholders Equity                                       Six Months Ended
                                                             June 30, 2000
                                                             -------------
COMMON STOCK
   Balance 1/1/00                                                37,294
   110,229 shares sold                                            1,470
                                                                -------
   Balance 6/30/00                                               38,764
                                                                -------

RETAINED EARNINGS
   Balance 1/1/00                                                15,584
   Net Income                                                     2,844
   Dividends Declared: $.25 Cash dividends on common
      stock                                                      (1,907)
                                                                -------
   Balance 6/30/00                                               16,521
                                                                -------

ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance 1/1/00                                                  (892)
   Net change in unrealized depreciation on debt
      securities, net of income taxes                                15
                                                                -------
   Balance 6/30/00                                                 (877)
                                                                -------

TREASURY STOCK, AT COST
   Balance 1/1/00                                                   (92)
   Shares Purchased                                              (1,083)
                                                                -------
   Balance 6/30/00                                               (1,175)
                                                                -------

TOTAL STOCKHOLDERS EQUITY AT 6/30/00                             53,233
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

Results of Operations
---------------------

     The Corporation's net income for the first six months of 2000 was $2.844 million, or $.37 per share, which is a 8.67% increase compared with the $2.617 million, or $.35 per share earned during the same period last year. Return on average assets and return on average equity for the first six months of 2000 were 1.30% and 11.00% respectively, compared to 1.30% and 10.91% for the same period in 1999.

     The increase in net income for the first six months of 2000 was primarily the result of an increase in net interest income. The Corporation's net interest income increased $438 thousand, or 5.01% from $8.739 million for 1999 to $9.177 million for the same period in 2000. Interest income on loans and investment securities is up 10.61% compared to the first six months of last year. Most of this increase is a result of the growth in loans outstanding. Increasing demand in the Corporation's commercial real estate and installment loan products has increased average balances in the total loan portfolio by 11.88% over the past twelve months. This growth has contributed to the increase in loan income of $1.388 million or 11.23%. Although the Corporation's average balance of federal funds sold and investment securities has decreased .70% from June, 1999 to June, 2000, investment income increased 7.51% during the same time period. This increase in income is due to the increase in the rates paid on federal funds sold and investment securities. Interest expense on deposits and borrowings is 18.66% higher for the first six months of 2000 compared to the first six months of 1999. This is primarily the result of an increase of $719 thousand in interest expense on borrowings, as well as an increase in the rates paid on time deposits.

     Other income increased 14.07% from $803 thousand in 1999 to $916 thousand in 2000. Most of this growth is the result of an increase in service charges and fees related to deposit accounts. The Corporation's total other expenses for the first six months of 2000 increased 5.42% from $5.295 million in 1999 to $5.582 million in 2000. The increase in other operating expenses is due primarily to asset growth and the increased volume of the operations of the bank. Management will continue to closely monitor and keep the increases in noninterest expenses to a minimum.

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

     Cash flows generated from operating activities increased to $4.047 million compared to $3.777 million for the same period in 1999. This increase of $270 thousand is primarily the result of an increase in net interest received and fees and commissions received. Net cash flows used in investing activities amounted to $23.603 million. Security purchases, net of maturities, amounted to $14.257 million since December 31, 1999. Loans made to customers increased $9.189 million in 2000.

     Net cash flows provided by financing activities were $13.321 million in 2000 compared to $6.712 million in 1999. In 2000, $10.271 million of these funds were generated from increases in Federal Home Loan Bank borrowings. The Corporation continues to utilize advance products from Federal Home Loan Bank to fund some of its' growth in real estate loans. During the first six months of 2000, $1.083 million was used to purchase treasury stock.

Capital Resources
-----------------

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 2000, the corporation's total risk-based capital ratio stood at 17.85%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.60% and 12.08%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Loan Portfolio
--------------

The following shows the composition of loans at the dates indicated:

                                                     (In Thousands of Dollars)
                                                      June 30,      Dec. 31,
                                                        2000         1999
                                                      -----------------------
Commercial, financial and agricultural                  11,955       11,650
Real Estate - mortgage                                 180,863      172,926
Installment loans to individuals                       138,662      138,059
                                                      -----------------------
                                       Total loans     331,480      322,635
                                                      =======================

The following table sets forth aggregate loans in each of the following categories for the dates indicated:


                                                     (In Thousands of Dollars)
                                                        June 30,   Dec. 31,
                                                          2000       1999
                                                      -----------------------
Loans accounted for on a nonaccrual basis                  504         310

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not  included in nonaccrual loans above)                520         439

Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
  past due above)                                            0           0

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

                                                     (In Thousands of Dollars)
                                                       June 30,     Dec. 31,
                                                         2000        1999
                                                      -----------------------
Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                                 15         13

Interest income included in income on the loans              7          3

-------------------------

A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of June 30, 2000, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


Summary of Credit Loss Experience
---------------------------------

The following is an analysis of the allowance for credit losses for the periods indicated:

                                                      (In Thousands of Dollars)
                                                       Six Months       Year
                                                         Ended          Ended
                                                        June 30,       Dec. 31,
                                                          2000           1999
                                                       -----------------------
Balance at beginning of period                            4,128          3,689

Loan losses:
  Commercial, financial & agricultural                      (23)           (27)
  Real estate - mortgage                                    (15)           (75)
  Installment loans to individuals                         (248)          (614)
                                                       -----------------------
                                                           (286)          (716)
Recoveries on previous loan losses:
  Commercial, financial & agricultural                        1             12
  Real estate - mortgage                                      4             32
  Installment loans to individuals                          130            271
                                                       -----------------------
                                                            135            315
                                                       -----------------------
Net loan losses                                            (151)          (401)

Provision charged to operations (1)                         420            840
                                                       -----------------------

Balance at end of period                                  4,397          4,128
                                                       =======================

Ratio of net credit losses to average net
  loans outstanding                                         .09%           .13%

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

                                                       (In Thousands of Dollars)
                                                         June 30,       Dec. 31,
Types of Loans                                             2000          1999
--------------                                          ------------------------
Commercial, financial & agricultural                         983            875
Real estate - mortgage                                     1,316          1,179
Installment                                                2,098          2,074
                                                        -----------------------
Total                                                      4,397          4,128
                                                        =======================

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



The percentage of loans in each category to total loans is summarized as follows:

                                                         June 30,       Dec. 31,
Types of Loans                                             2000           1999
--------------                                         -------------------------
Commercial, financial & agricultural                        3.6%           3.6%
Real Estate - mortgage                                     54.6%          53.6%
Installment loans to individuals                           41.8%          42.8%
                                                       ------------------------
                                                          100.0%         100.0%
                                                       ========================

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

 24.     Not applicable.

 27.     Financial Data Schedule (filed herewith)

 99.     Not applicable.

(b) - Reports on Form 8-K
      -------------------

   A Form 8-K was filed by the Corporation on June 2, 2000. The item reported was classified as Item 2, Acquisition or disposition of assets, and read as follows:

   MERGER AGREEMENT WITH SECURITY FINANCIAL CORP.

         On May 26, 2000, Farmers National Banc Corp. ("Farmers"), an Ohio corporation, and Security Financial Corp. ("Security"), a Delaware corporation, entered into an Agreement and Plan of Merger ("Agreement"), pursuant to which Security will merge with and into Farmers through a tax-free, stock-for-stock exchange, with Farmers as the surviving corporation ("Merger"). Under the terms of the Agreement, upon the consummation of the Merger all shares of Security common stock issued and outstanding immediately prior to the Effective Time (as defined in the Agreement) of the Merger shall be converted into the right to receive that number of shares of Farmers common stock equal to a number (rounded to the nearest thousandth) obtained by dividing $90.00 by the Farmers Common Stock Average Closing Price (as defined in the Agreement); provided however, that the Exchange Ratio (as defined in the Agreement) shall not be less than 7.200, nor greater than 9.742, shares of Farmers common stock for each one share of Security common stock. As of May 30, 2000, the value of the transaction was approximately $32.6 million.

               The Merger, which would be accounted for as a pooling of interests, is expected to close in the fourth quarter of 2000.

         The Agreement has been approved by the boards of directors of both companies. Consummation of the Merger is subject to certain customary conditions, including, among others, the adoption of the Agreement by the Farmers and Security shareholders and receipt of regulatory approvals.

SIGNATURES
----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FARMERS NATIONAL BANC CORP.

Dated: 8-8-00
       ------------------------------

/s/ Frank L. Paden
----------------------------------------------------
                           Frank L. Paden
                           President and Secretary


Dated:  8-8-00
        -------------------
/s/ Carl D. Culp
----------------------------------------------------
                           Carl D. Culp
                           Executive Vice President
                           and Treasurer