Form 10-Q
period 2000-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2000-11-13
CIK 709337

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For the Quarter ended Sept. 30, 2000     Commission file number  2-80339
                      ---------------                           --------

                           FARMERS NATIONAL BANC CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


              OHIO                                      34-1371693
----------------------------------------         -------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No)
 incorporation or organization)

        20 South Broad Street
         Canfield, OH  44406                              44406
----------------------------------------         -------------------------
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

                        Yes   X          No
                            -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at October 31, 2000
         -----                          -------------------------------

Common Stock, No Par Value                     7,910,524 shares

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  FINANCIAL STATEMENTS                                          PAGE



Included in Part I of this report:

     Farmers National Banc Corp. and Subsidiary

         Consolidated Balance Sheets                                     1
         Consolidated Statements of Income and
           Comprehensive Income                                          2
         Consolidated Statements of Cash Flows                           3

     Notes to Consolidated Financial Statements                          4



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                          5-9


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                  10


PART II - OTHER INFORMATION
---------------------------

Other Information and Signatures                                     10-12

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY


                                                                                      (In Thousands of Dollars)
                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       2000               1999
                                                                                ----------------------------------
ASSETS
Cash and due from banks                                                               $16,786           $19,846
Federal funds sold                                                                         73             3,821
                                                                                -------------------------------
                                      TOTAL CASH AND CASH EQUIVALENTS                  16,859            23,667
                                                                                -------------------------------

Securities available for sale                                                          87,876            73,659
Other securities                                                                        2,651             2,618

Loans                                                                                 343,242           322,635
Less allowance for credit losses                                                        4,469             4,128
                                                                                -------------------------------
                                                            NET LOANS                 338,773           318,507
                                                                                -------------------------------

Premises and equipment, net                                                             8,071             8,103
Other assets                                                                            5,271             4,576
                                                                                -------------------------------
                                                                                     $459,501          $431,130
                                                                                ===============================

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
        Noninterest-bearing                                                           $29,307           $29,343
         Interest-bearing                                                             301,687           302,120
                                                                                -------------------------------
                                                       TOTAL DEPOSITS                 330,994           331,463
                                                                                -------------------------------

U. S. Treasury interest-bearing demand note                                               767               800
Securities sold under repurchase agreements                                            26,843            28,011
Federal Home Loan Bank advances                                                        41,581            15,936
Federal funds purchased                                                                 1,400                 0
Other liabilities and deferred credits                                                  2,942             3,026
                                                                                -------------------------------
                                                    TOTAL LIABILITIES                 404,527           379,236
                                                                                -------------------------------


Stockholders Equity:
    Common Stock - Authorized 12,500,000 shares; issued and
         outstanding 7,910,524 in 2000 and 7,658,832 in 1999                           40,862            37,294
    Retained earnings                                                                  15,653            15,584
    Accumulated other comprehensive loss                                                 (364)             (892)
    Treasury stock, at cost; 84,413 shares in 2000 and 4,976 in 1999                   (1,177)              (92)
                                                                                -------------------------------
                                            TOTAL STOCKHOLDERS EQUITY                  54,974            51,894
                                                                                -------------------------------
                                                                                     $459,501          $431,130
                                                                                ===============================

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY


                                                                                (In Thousands except Per Share Data)
                                                                                      FOR THE THREE MONTHS ENDED
                                                                                    SEPT. 30,            SEPT. 30,
                                                                                      2000                 1999
                                                                                --------------        -------------
INTEREST INCOME
Interest and fees on loans                                                            $7,259               $6,643
Interest and dividends on securities:
       Taxable interest                                                                  956                  885
        Nontaxable interest                                                              197                  186
        Dividends                                                                        199                   43
        Interest on federal funds sold                                                   109                   18
                                                                                --------------------------------------
                                             TOTAL INTEREST INCOME                     8,720                7,775
                                                                                --------------------------------------

INTEREST EXPENSE
Deposits                                                                               2,994                2,681
Borrowings                                                                             1,034                  460
                                                                                --------------------------------------
                                            TOTAL INTEREST EXPENSE                     4,028                3,141
                                                                                --------------------------------------
                                               NET INTEREST INCOME                     4,692                4,634
Provision for credit losses                                                              210                  210
                                                                                --------------------------------------
                                         NET INTEREST INCOME AFTER
                                       PROVISION FOR CREDIT LOSSES                     4,482                4,424
                                                                                --------------------------------------

OTHER INCOME
Service charges on deposit accounts                                                      366                  301
Investment security losses                                                                 0                  (14)
Other operating income                                                                   274                  121
                                                                                --------------------------------------
                                                TOTAL OTHER INCOME                       640                  408
                                                                                --------------------------------------

OTHER EXPENSES
Salaries and  employee benefits                                                        1,540                1,415
Net occupancy expense of premises                                                        150                  144
Furniture and equipment expense,
        including depreciation                                                           159                  176
Intangible and other taxes                                                               154                  148
Other operating expenses                                                                 817                  777
                                                                               ---------------------------------------
                                              TOTAL OTHER EXPENSES                     2,820                2,660
                                                                                --------------------------------------
                                INCOME BEFORE FEDERAL INCOME TAXES                     2,302                2,172
FEDERAL INCOME TAXES                                                                     689                  689
                                                                                --------------------------------------
                                                        NET INCOME                    $1,613               $1,483

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized gains (losses) on securities                                               513                   44
                                                                                --------------------------------------
                                              COMPREHENSIVE INCOME                    $2,126               $1,527
                                                                                ======================================

* NET INCOME PER SHARE                                                                 $0.21                $0.19
                                                                                ======================================




                                                                               (In Thousands except Per Share Data)
                                                                                     FOR THE NINE MONTHS ENDED
                                                                                   SEPT. 30,            SEPT. 30,
                                                                                     2000                 1999
                                                                                --------------        ------------
INTEREST INCOME
Interest and fees on loans                                                          $21,005              $19,001
Interest and dividends on securities:
       Taxable interest                                                               2,869                2,775
        Nontaxable interest                                                             577                  525
        Dividends                                                                       340                  125
        Interest on federal funds sold                                                  325                  172
                                                                                --------------------------------
                                             TOTAL INTEREST INCOME                   25,116               22,598
                                                                                --------------------------------

INTEREST EXPENSE
Deposits                                                                              8,758                8,030
Borrowings                                                                            2,489                1,195
                                                                                --------------------------------
                                            TOTAL INTEREST EXPENSE                   11,247                9,225
                                                                                --------------------------------
                                               NET INTEREST INCOME                   13,869               13,373
Provision for credit losses                                                             630                  630
                                                                                --------------------------------
                                         NET INTEREST INCOME AFTER
                                       PROVISION FOR CREDIT LOSSES                   13,239               12,743
                                                                                --------------------------------

OTHER INCOME
Service charges on deposit accounts                                                     993                  864
Investment security losses                                                                0                  (11)
Other operating income                                                                  563                  358
                                                                                --------------------------------
                                                TOTAL OTHER INCOME                    1,556                1,211
                                                                                --------------------------------

OTHER EXPENSES
Salaries and  employee benefits                                                       4,549                4,204
Net occupancy expense of premises                                                       450                  431
Furniture and equipment expense,
        including depreciation                                                          479                  488
Intangible and other taxes                                                              443                  445
Other operating expenses                                                              2,481                2,387
                                                                               ---------------------------------
                                              TOTAL OTHER EXPENSES                    8,402                7,955
                                                                                --------------------------------
                                INCOME BEFORE FEDERAL INCOME TAXES                    6,393                5,999
FEDERAL INCOME TAXES                                                                  1,936                1,899
                                                                                --------------------------------
                                                        NET INCOME                   $4,457               $4,100

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized gains (losses) on securities                                              528                 (742)
                                                                                --------------------------------
                                              COMPREHENSIVE INCOME                   $4,985               $3,358
                                                                                ================================

* NET INCOME PER SHARE                                                                $0.58                $0.54
                                                                                ================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                                                                                   (In Thousands of Dollars)
                                                                                       NINE MONTHS ENDED
                                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                                                    2000                1999
                                                                             --------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received                                                              $26,053             $23,559
  Fees and commissions received                                                    1,539               1,207
  Interest paid                                                                  (11,021)             (9,285)
  Cash paid to suppliers and employees                                            (8,186)             (7,674)
  Income taxes paid                                                               (2,111)             (1,944)
                                                                                -----------------------------
                              NET CASH PROVIDED BY OPERATING ACTIVITIES            6,274               5,863
                                                                                -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale            12,130              20,380
  Proceeds from sales of investment securities available for sale                      0               5,216
  Purchases of other securities and securities available for sale                (26,122)            (18,710)
  Net increase in loans made to customers                                        (21,808)            (32,722)
  Purchases of premises and equipment                                               (363)               (568)
                                                                                -----------------------------
                                  NET CASH USED IN INVESTING ACTIVITIES          (36,163)            (26,404)
                                                                                -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    NOW accounts and savings accounts                                              1,558               4,867
  Net increase (decrease) in time deposits and repurchase agreements              (3,721)                245
  Net increase in Federal Home Loan Bank borrowings                               25,645               7,379
  Net increase in federal funds purchased                                          1,400                   0
  Purchase of Treasury Stock                                                      (1,085)                (91)
  Dividends paid                                                                  (2,823)             (2,410)
  Proceeds from sale of common stock                                               2,107               2,546
                                                                                -----------------------------
                              NET CASH PROVIDED BY FINANCING ACTIVITIES           23,081              12,536
                                                                                -----------------------------
                              NET DECREASE IN CASH AND CASH EQUIVALENTS           (6,808)             (8,005)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                             23,667              22,680
                                                                                -----------------------------
  End of period                                                                  $16,859             $14,675
                                                                                =============================

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
  Net income                                                                      $4,457              $4,100
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                     350                 339
    Amortization and accretion                                                     1,456               1,269
    Provision for credit losses                                                      630                 630
    Gain on sale of investment securities                                              0                  11
    Increase in prepaid expenses                                                    (410)               (283)
    Other                                                                           (209)               (203)
                                                                                -----------------------------
                              NET CASH PROVIDED BY OPERATING ACTIVITIES           $6,274              $5,863
                                                                                =============================


                   FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management Representation:

     The financial statements for September 30, 2000 and 1999 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the nine month period ending September 30, 2000 and 1999 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.

                                                      (In Thousands of Dollars)
Stockholders Equity                                       Nine Months Ended
                                                         September 30, 2000
                                                      -------------------------

COMMON STOCK
   Balance 1/1/00                                                  37,294
   177,310 shares sold                                              2,107
   153,795 shares issued as a stock dividend                        1,461
                                                                  --------
   Balance 9/30/00                                                 40,862
                                                                  --------

RETAINED EARNINGS
   Balance 1/1/00                                                  15,584
   Net Income                                                       4,457
   Dividends Declared: $.38 Cash dividends on common
      stock                                                       (2,927)
   Stock Dividend                                                 (1,461)
                                                                  --------
   Balance 9/30/00                                                 15,653
                                                                  --------

ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance 1/1/00                                                   (892)
   Net change in unrealized depreciation on debt
      securities, net of income taxes                                 528
                                                                  --------
   Balance 9/30/00                                                  (364)
                                                                  --------

TREASURY STOCK, AT COST
   Balance 1/1/00                                                    (92)
   Shares Purchased                                               (1,085)
                                                                  --------
   Balance 9/30/00                                                (1,177)
                                                                  --------

TOTAL STOCKHOLDERS EQUITY AT 9/30/00                               54,974
                                                                  ========

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

RESULTS OF OPERATIONS

     The Corporation's net income for the first nine months of 2000 was $4.457 million, or $.58 per share, which is a 8.71% increase compared with the $4.100 million, or $.54 per share earned during the same period last year. Return on average assets and return on average equity for the first nine months of 2000 were 1.34% and 11.31% respectively, compared to 1.34% and 11.21% for the same period in 1999.

     The increase in net income for the first nine months of 2000 was primarily the result of an increase in net interest income. The Corporation's net interest income increased $496 thousand, or 3.71% from $13.373 million for 1999 to $13.869 million for the same period in 2000. Interest income on loans and investment securities is up 11.14% compared to the first nine months of last year. Most of this increase is a result of the growth in loans outstanding. Increasing demand in the Corporation's commercial real estate and installment loan products has increased average balances in the total loan portfolio by 10.46% over the past twelve months. This growth has contributed to the increase in loan income of $2.004 million or 10.55%. Funds not used for loan growth have been used to purchase investment securities. The corporation's average balance of investment securities has increased 5.04% from September, 1999 to September, 2000. In addition, there has been an increase in the yields earned on securities. This growth has increased income on securities by $514 thousand or 14.29% over the same time period. Interest expense on deposits and borrowings is 21.92% higher for the first nine months of 2000 compared to the first nine months of 1999. This is primarily the result of an increase of $1.294 million in interest expense on borrowings as the bank continues to increase its' borrowings from the Federal Home Loan Bank to fund some of the increase in interest-earning assets. The bank has also experienced an increase in the average rate paid on time deposits, from 5.30% in 1999 to 5.58% in 2000.

     Other income increased 28.49% from $1.211 million in 1999 to $1.556 million in 2000. Most of this growth is the result of an increase in service charges and fees related to deposit accounts. In addition, $123 thousand of this increase is attributable to a gain on sale of land. The Corporation's total other expenses for the first nine months of 2000 increased 5.62% from $7.955 million in 1999 to $8.402 million in 2000. The increase in other operating expenses is due primarily to asset growth and the increased volume of the operations of the bank. Management will continue to closely monitor and keep the increases in noninterest expenses to a minimum.

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

     Cash flows generated from operating activities increased to $6.274 million compared to $5.863 million for the same period in 1999. This increase of $411 thousand is primarily the result of an increase in net interest received and fees and commissions received. Net cash flows used in investing activities amounted to $36.163 million. Security purchases, net of maturities, amounted to $13.992 million since December 31, 1999. Loans made to customers increased $21.808 million in 2000.

Net cash flows provided by financing activities were $23.081 million in 2000 compared to $12.536 million in 1999. In 2000, $25.645 million of these funds were generated from increases in Federal Home Loan Bank borrowings. The Corporation continues to utilize advance products from Federal Home Loan Bank to fund some of its' growth in real estate loans. During the first nine months of 2000, $1.085 million was used to purchase treasury stock.

CAPITAL RESOURCES

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 2000, the corporation's total risk-based capital ratio stood at 17.79%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.53% and 12.08%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

LOAN PORTFOLIO

The following shows the composition of loans at the dates indicated:

                                                 (In Thousands of Dollars)
                                                  Sept. 30,       Dec. 31,
                                                     2000           1999
                                                ---------------------------

Commercial, financial and agricultural               11,660          11,650
Real Estate - mortgage                              184,105         172,926
Installment loans to individuals                    147,477         138,059
                                                ---------------------------
                                Total Loans         343,242         322,635
                                                ===========================

The following table sets forth aggregate loans in each of the following categories for the dates indicated:


                                                 (In Thousands of Dollars)
                                                  Sept. 30,       Dec. 31,
                                                     2000           1999
                                                ---------------------------

Loans accounted for on a nonaccrual basis            226            310

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not  included in nonaccrual loans above)          464            439

Loans considered troubled debt restructurings
  (not included in nonaccrual or contractually
  past due above)                                      0              0

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:


                                                 (In Thousands of Dollars)
                                                  Sept. 30,       Dec. 31,
                                                     2000           1999
                                                ---------------------------

Gross interest that would have been recorded
  if the loans had been current in accordance
  with their original terms                           11            13

Interest income included in income on the loans        1             3

A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of September 30, 2000, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.


SUMMARY OF CREDIT LOSS EXPERIENCE

The following is an analysis of the allowance for credit losses for the periods indicated:

                                                (In Thousands of Dollars)
                                                Nine Months          Year
                                                   Ended            Ended
                                                 Sept. 30,         Dec. 31,
                                                    2000             1999
                                             -------------------------------
Balance at beginning of period                     4,128            3,689

Loan losses:
  Commercial, financial & agricultural               (23)             (27)
  Real estate - mortgage                             (31)             (75)
  Installment loans to individuals                  (431)            (614)
                                             -----------------------------
                                                    (485)            (716)
Recoveries on previous loan losses:
  Commercial, financial & agricultural                 1               12
  Real estate - mortgage                               6               32
  Installment loans to individuals                   189              271
                                             -----------------------------
                                                     196              315
                                             -----------------------------
Net loan losses                                     (289)            (401)

Provision charged to operations (1)                  630              840
                                             -----------------------------

Balance at end of period                           4,469            4,128
                                             =============================

Ratio of net credit losses to average net
  loans outstanding                                 .12%             .13%

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

                                                (In Thousands of Dollars)
                                                 Sept. 30,       Dec. 31,
TYPES OF LOANS                                      2000            1999
                                               --------------------------
Commercial, financial & agricultural                 975             875
Real estate - mortgage                             1,302           1,179
Installment                                        2,192           2,074
                                               -------------------------
Total                                              4,469           4,128
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

The percentage of loans in each category to total loans is summarized as follows:


                                               Sept. 30,         Dec. 31,
TYPES OF LOANS                                   2000             1999
                                              ----------------------------
Commercial, financial & agricultural             3.4%             3.6%
Real Estate - mortgage                          53.6%            53.6%
Installment loans to individuals                43.0%            42.8%
                                              ------------------------
                                               100.0%           100.0%
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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Farmers National Banc Corp's special meeting of shareholders was held on November 9, 2000.

     (c) Proxies were solicited by Farmers National Banc Corp's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. The shareholders of Farmers National Banc Corp. and Security Financial Corp. voted on an agreement whereby Security will merge with and into Farmers through a tax-free, stock-for-stock exchange, with Farmers as the surviving corporation. Under the terms of the Agreement, upon the consummation of the Merger all shares of Security common stock issued and outstanding immediately prior to the Effective Time (as defined in the Agreement) of the Merger shall be converted into the right to receive that number of shares of Farmers common stock equal to a number (rounded to the nearest thousandth) obtained by dividing $90.00 by the Farmers Common Stock Average Closing Price (as defined in the Agreement); provided however, that the Exchange Ratio (as defined in the Agreement) shall not be less than 7.344, nor greater than 9.937, shares of Farmers common stock for each one share of Security common stock. As of May 30, 2000, the value of the transaction was approximately $32.6 million.

     The shareholders of Farmers National Banc Corp. approved the merger with the following results: For the merger: 6,105,525, Against: 230,001, Abstain:
51,015. Out of the total shares issued and outstanding, two-thirds (2/3) approval was required to pass the proposal. 6,386,541 voted for the proposal.

     The shareholders of Security Financial Corp. approved the merger with the following results: For the merger: 278,120, Against: 5,106, Abstain: 2,489. Out of the total shares issued and outstanding, at least a majority was required to pass the proposal. 285,715 voted for the proposal.

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

22.       Not applicable.

23.       Not applicable.

24.       Not applicable.

27.       Financial Data Schedule (filed herewith)

99.       Not applicable.

(b) - REPORTS ON FORM 8-K

      No reports on Form 8-K were filed for the three months ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FARMERS NATIONAL BANC CORP.

Dated:  11/13/00
       -------------------

/s/ Frank L. Paden
--------------------------------------
               Frank L. Paden
               President and Secretary


Dated: 11/13/00
      --------------------------------

/s/ Carl D. Culp
--------------------------------------
                 Carl D. Culp
                 Executive Vice President
                 and Treasurer