Form 10-K
period 2000-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2001-03-27
CIK 709337

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The registrant estimates that as of March 9, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (including 377,071 shares held by executive officers and directors of the registrant) was approximately $95,735,079.

As of March 9, 2001, the registrant had outstanding 11,604,252 shares of common stock having no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K
into which
Document	Document is Incorporated

2000 Annual Report to Shareholders	II

Definitive proxy statement for the 2000 Annual Meeting of Shareholders to be held on March 29, 2001	III

Amendment to Article IV of the Articles of Incorporation	III

Amendment to Article III of the Code of Regulations	III

Form 10-K Cross Reference Index to Annual Report to Shareholders

Part I

Item 1 - Business

Description of Business	Inside front cover

Average Balance Sheets/Yields/Rates	8

Rate and Volume Analysis	9

Securities	15

Loans	12-13

Risk Elements of Loan Portfolio	14

Loan Loss Experience	13-14

Deposits	16

Financial Ratios	7

Short-Term Borrowings	28

Part II

Item 5

Market For Registrant’s Common Stock and Related Stockholder Matters	18

Item 6

Selected Financial Data	7-9

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17

Item 7A

Quantitative and Qualitative Disclosures About Market Risk	11

Item 8

Financial Statements and Supplementary Data	17, 20-33

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — None

Part IV

Report of Hill, Barth & King LLC

Independent Auditors	19

Financial Statements:

Consolidated Balance Sheets -

December 31, 2000 and 1999	20

Consolidated Statements of Income & Comprehensive Income Calendar Years 2000, 1999 and 1998	21

Consolidated Statement of Stockholders’

Equity — Calendar Years 2000, 1999 and 1998	22

Consolidated Statements of Cash Flows — Calendar Years 2000, 1999 and 1998	23

Notes to Consolidated Financial Statements	24-33

FARMERS NATIONAL BANC CORP.
FORM 10-K
2000

INDEX

Part I.	Page

Item 1. Business:

General	I-2

Item 2. Properties	I-6

Item 3. Legal Proceedings	I-7

Item 4. Submission of Matters to a Vote of Security Holders	I-7

Part II

Item 8. Supplementary Data	I-7

Part III

Item 10. Directors and Executive Officers of the Registrant	I-7

Item 11. Executive Compensation	III-1

Item 12. Security Ownership of Certain Beneficial Owners and Management	III-1

Item 13. Certain Relationships and Related Transactions	III-1

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	IV-1

Accountant’s Consent	IV-2

Signatures	IV-3

Index to Exhibits	IV-4

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

The Bank

      The Bank is a full-service national bank engaged in commercial and retail banking in Mahoning, Trumbull and Columbiana Counties in Ohio. The Bank’s commercial banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines and travelers checks, “E” Bond transactions, utility bill payments, MasterCard and Visa credit cards, brokerage services and other miscellaneous services normally offered by commercial banks.

Supervision and Regulation

      The Corporation is a one bank holding company and is regulated by the Federal Reserve Bank (the “FRB”). The bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). Changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and the Corporation’s capital position as of December 31, 2000 are presented in Note L on page 30 of the annual report to shareholders for the year ended December 31, 2000 and is hereby incorporated by reference.

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

GRAHAM-LEACH-BLILEY ACT

      The Graham-Leach-Bliley Act of 1999 (the “GLB Act”) allows new opportunities for banks, other depository institutions, insurance companies and securities firms to combine to form a single financial services organization to offer customers a broader choice of financial products and services. The GLB Act (which became effective March 11, 2000), authorizes the Federal Reserve Board to oversee all regulatory activities through the financial holding company, while the functional regulation of operating subsidiaries will remain with their primary functional regulator. The GLB Act requires institutions to maintain Community Reinvestment Act ratings of satisfactory or higher in order to engage in any new financial activities. This act also establishes a federal right to privacy of non-public personal information of individual customers.

Item 2. Properties

Farmers National Banc Corp.’s Properties

The Farmers National Banc Corp. owns no property. Operations are conducted at 20 South Broad Street, Canfield, Ohio.

Bank Property

The Main Office is located at 20 S. Broad Street, Canfield, Ohio. The other 16 offices of the Bank are:

Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio

Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio

Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio

Colonial Plaza Office	401 E. Main St. Canfield, Ohio

Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio

Salem Office	1858 E. State Street, Salem, Ohio

Columbiana Office	340 State Rt. 14, Columbiana, Ohio

Leetonia Office	16 Walnut St., Leetonia, Ohio

Damascus Office	29053 State Rt. 62 Damascus, Ohio

Poland Office	106 McKinley Way West, Poland, Ohio

Niles Office	1 South Main Street, Niles, Ohio

Niles Drive Up	170 East State Street, Niles, Ohio

Girard Office	121 North State Street, Girard, Ohio

Eastwood Office	5845 Youngstown-Warren Rd, Niles, Ohio

Warren Office	2910 Youngstown-Warren Rd, Warren, Ohio

Mineral Ridge Office	3826 South Main Street, Mineral Ridge, Ohio

Niles Operation Center	51 South Main Street, Niles, Ohio

The bank owns all locations except the Colonial Plaza. The Colonial Plaza is occupied under an operating lease expiring in 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

Farmers National Banc Corp’s special meeting of shareholders was held on November 9, 2000. All information regarding this meeting was reported in the September 30, 2000 Form 10-Q.

PART II

Item 8. Supplementary Data

New Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”. This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137 which deferred the effective date of SFAS 133 to years beginning after June 15, 2000. Management does not believe the adoption of this statement will have a material impact on financial condition and results of operations.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to Directors is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders which will be held March 29, 2001. The proxy statement is attached hereto.

Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 1, 2001:

Name	Age	Position Held

William D. Stewart	71	Chairman

Richard L. Calvin	74	Vice Chairman

Frank L. Paden	50	President and Secretary

Item 10 (Continued)

Carl D. Culp	37	Executive Vice President and Treasurer

Donald F. Lukas	54	Senior Vice President

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

Item 11. Executive Compensation

Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 29, 2001. The proxy statement is attached hereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 29, 2001. The proxy statement is attached hereto.

Item 13. Certain Relationships and Related Transactions

Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 29, 2001. The proxy statement is attached hereto.

III-1

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.	Financial Statements

Included in Part II of this report

Item 8., Financial Statements and Supplementary Data is set forth in the registrant’s 2000 Annual Report to Shareholders and is incorporated by reference in Part II of this report

(a)2.	Financial Statement Schedules Page

Accountant’s consent IV-2

All schedules are omitted because they are not applicable.

(a)3.	Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page IV-4 hereof and is incorporated herein by reference.

(b)	Report on Form 8-K

No reports were filed for three months ended December 31, 2000.

INDEPENDENT AUDITOR’S CONSENT

FARMERS NATIONAL BANC CORP.:

      We hereby consent to the incorporation by reference in this Registration Statement of our report dated January 31, 2001, relating to the consolidated financial statements of Farmers National Banc Corp. and subsidiary.

/s/HILL, BARTH & KING LLC

HILL, BARTH & KING LLC

Warren, Ohio
March 20, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.		Farmers National Banc Corp.

/s/ Frank L. Paden		/s/Carl D. Culp
Frank L. Paden		Carl D. Culp
President and Secretary		Executive Vice President and Treasurer

/s/William D. Stewart	Chairman	March 27, 2001
William D. Stewart

/s/Benjamin R. Brown	Director	March 27, 2001
Benjamin R. Brown

/s/Richard L. Calvin	Vice Chairman	March 27, 2001
Richard L. Calvin

/s/Joseph D. Lane	Director	March 27, 2001
Joseph D. Lane

/s/David C. Myers	Director	March 27, 2001
David C. Myers

/s/Edward A. Ort	Director	March 27, 2001
Edward A. Ort

/s/Frank L. Paden	President	March 27, 2001
Frank L. Paden	and Director

/s/Ronald V. Wertz	Director	March 27, 2001
Ronald V. Wertz

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by references as part of this report:

2.	Not applicable.

3(i)	Articles of Incorporation (filed herewith).

3(ii)	Code of regulations (filed herewith).

4.	The registrant agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the registrant and its subsidiaries.

9.	Not applicable.

10.	Not applicable.

11.	Not applicable.

12.	Not applicable.

13.	Annual Report to security holders (filed herewith).

16.	Not applicable.

18.	Not applicable.

21.	Subsidiaries of the registrant (Subsidiary of the registrant is incorporated by reference in Part I, Item 1 of this report).

22.	Not applicable.

23.	Not applicable.

24.	Not applicable.

99.	Definitive Proxy Statement (filed herewith)

Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.

IV-4