Form 10-Q
period 2001-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2001-05-11
CIK 709337

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended March 31, 2001	Commission file number 2-80339

FARMERS NATIONAL BANC CORP.

(Exact name of registrant as specified in its charter)

OHIO	34-1371693

(State or other jurisdiction of	(I.R.S. Employer Identification No)

incorporation or organization)

20 South Broad Street Canfield, OH 44406	44406

(Address of principal executive offices)	(Zip Code)

(330) 533-3341

(Registrant’s telephone number, including area code)

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2001

Common Stock, No Par Value	11,701,325 shares

			Page

PART I	-	FINANCIAL INFORMATION

Item 1. Financial Statements

Included in Part I of this report:

	Farmers National Banc Corp. and Subsidiary

		Consolidated Balance Sheets	1

		Consolidated Statements of Income and Comprehensive Income	2

		Consolidated Statements of Cash Flows	3

	Notes to Consolidated Financial Statements		4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations			5-9

Item 3. Quantitative and Qualitative Disclosures About Market Risk			10

PART II	-	OTHER INFORMATION

Other Information and Signatures			10-12

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands of Dollars)
	March 31,	December 31,
	2001	2000

ASSETS

Cash and due from banks	$27,491	$23,350

Federal funds sold	23,884	11,358

TOTAL CASH AND CASH EQUIVALENTS	51,375	34,708

Long-term interest bearing deposits	99	99

Securities available for sale	129,315	127,761

Loans	445,864	450,711

Less allowance for credit losses	6,321	6,115

NET LOANS	439,543	444,596

Premises and equipment, net	12,480	12,549

Other assets	5,822	6,409

	$638,634	$626,122

LIABILITIES AND STOCKHOLDERS EQUITY

Deposits (all domestic):

Noninterest-bearing	$50,118	$48,935

Interest-bearing	441,846	419,401

TOTAL DEPOSITS	491,964	468,336

U. S. Treasury interest-bearing demand note	283	1,009

Securities sold under repurchase agreements	42,139	39,099

Federal Home Loan Bank advances	27,961	43,575

Other liabilities and deferred credits	3,545	3,270

TOTAL LIABILITIES	565,892	555,289

Stockholders Equity:

Common Stock — Authorized 12,500,000 shares; issued and outstanding
11,701,325 in 2001 and 11,604,252 in 2000	50,226	49,451

Retained earnings	22,399	22,226

Accumulated other comprehensive income	1,333	372

Treasury stock, at cost; 87,847 shares in 2001 and 87,835 in 2000	(1,216)	(1,216)

TOTAL STOCKHOLDERS EQUITY	72,742	70,833

	$638,634	$626,122

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31,	March 31,
	2001	2000

INTEREST INCOME

Interest and fees on loans	$9,419	$9,108

Interest and dividends on securities:

Taxable interest	1,377	1,395

Nontaxable interest	286	299

Dividends	237	60

Interest on federal funds sold	173	267

TOTAL INTEREST INCOME	11,492	11,129

INTEREST EXPENSE

Deposits	4,492	4,310

Borrowings	1,055	758

TOTAL INTEREST EXPENSE	5,547	5,068

NET INTEREST INCOME	5,945	6,061

Provision for credit losses	270	360

NET INTEREST INCOME AFTER

PROVISION FOR CREDIT LOSSES	5,675	5,701

OTHER INCOME

Service charges on deposit accounts	478	401

Investment security gains	8	0

Gain on sale of mortgage loans, net	0	2

Other operating income	236	229

TOTAL OTHER INCOME	722	632

OTHER EXPENSES

Salaries and employee benefits	2,182	2,271

Net occupancy expense of premises	274	271

Furniture and equipment expense, including depreciation	295	298

Intangible and other taxes	215	200

Other operating expenses	1,062	1,289

TOTAL OTHER EXPENSES	4,028	4,329

INCOME BEFORE FEDERAL INCOME TAXES	2,369	2,004

FEDERAL INCOME TAXES	688	609

NET INCOME	$1,681	$1,395

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized gains (losses) on securities	961	(167)

COMPREHENSIVE INCOME	$2,642	$1,228

* NET INCOME PER SHARE	$0.14	$0.12

* Restated to reflect weighted average shares outstanding adjusted for stock dividends and merger accounted for as pooling of interests.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands of Dollars)
	Three Months Ended
	March 31,	March 31,
	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES

Interest received	$12,338	$11,518

Fees and commissions received	708	603

Interest paid	(5,757)	(5,270)

Cash paid to suppliers and employees	(4,266)	(4,421)

Income taxes paid	0	(76)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,023	2,354

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in interest-bearing time deposits maturing in more than 90 days	0	(199)

Proceeds from maturities and repayments of securities available for sale	7,140	5,616

Proceeds from sales of securities available for sale	1,508	0

Purchases of securities available for sale	(8,890)	(8,746)

Net decrease (increase) in loans made to customers	4,429	(2,022)

Purchases of premises and equipment	(138)	(130)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,049	(5,481)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	23,699	661

Net increase in short-term borrowings	2,314	5,201

Net decrease in Federal Home Loan Bank borrowings	(15,614)	(2,305)

Purchase of Treasury Stock	0	(995)

Dividends paid	(1,581)	(871)

Proceeds from sale of common stock	777	777

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,595	2,468

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,667	(659)

CASH AND CASH EQUIVALENTS

Beginning of period	34,708	41,026

End of period	$51,375	$40,367

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS

Net income	$1,681	$1,395

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	194	219

Amortization and accretion	524	454

Provision for credit losses	270	360

Gain on sale of investment securities	(8)	0

Other	362	(74)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,023	$2,354

FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Representation:

      The financial statements for March 31, 2001 and 2000 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

      In the opinion of the management of the registrant, the accompanying consolidated financial statements for the three month period ending March 31, 2001 and 2000 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.

(In Thousands of Dollars)
Stockholders Equity	Three Months Ended
March 31, 2001

Common Stock

Balance 1/1/01	49,451

97,085 shares sold	775

Balance 3/31/01	50,226

Retained Earnings

Balance 1/1/01	22,226

Net Income	1,681

Dividends Declared: $.13 Cash dividends on common stock	(1,508)

Balance 3/31/01	22,399

Accumulated Other Comprehensive Income

Balance 1/1/01	372

Net change in unrealized appreciation on debt securities,
net of income taxes	961

Balance 3/31/01	1,333

Treasury Stock, At Cost

Balance 1/1/01	(1,216)

Balance 3/31/01	(1,216)

Total Stockholders Equity at 3/31/01	72,742

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      The following financial review presents an analysis of the assets and liability structure of the Corporation and a discussion of the results of operations for each of the periods presented in this quarterly report of liquidity, capital and credit quality. Certain statements in this report that relate to Farmers National Banc Corp.’s plans, objectives, or future performance may be deemed to be forward-looking statements within the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties.

      Among the important factors that could cause actual results to differ materially are interest rates, changes in the mix of the company’s business, competitive pressures, general economic conditions and the risk factors detailed in the company’s other periodic reports and registration statements filed with the Securities and Exchange Commission.

Results of Operations

      The Corporation’s net income for the first three months of 2001 was $1.681 million, or $.14 per share, which is a 20.5% increase compared with the $1.395 million, or $.12 per share earned during the same period last year. Return on average assets and return on average equity for the first three months of 2001 were 1.09% and 9.54% respectively, compared to .93% and 8.49% for the same period in 2000.

      The increase in net income for the first three months of 2001 was primarily the result of an increase in total interest income. The Corporation’s total interest income increased $363 thousand, or 3.26% from $11.129 million for 2000 to $11.492 million for the same period in 2001. Most of this increase is a result of the growth in loans outstanding. Increasing demand in the Corporation’s installment loan products has increased average balances in the total loan portfolio by 3.89% over the past twelve months. This growth has contributed to the increase in loan income of $311 thousand or 3.41%. Funds not used for loan growth have been used to purchase investment securities. The corporation’s average balance of investment securities has increased 2.84% from March, 2000 to March, 2001. This growth has increased income on securities by $52 thousand or 2.57% over the same time period. Interest expense on deposits and borrowings is 9.45% higher for the first three months of 2001 compared to the first three months of 2000. This is mainly the result of an increase of $297 thousand in interest expense on borrowings as the bank continues to increase its’ borrowings from the Federal Home Loan Bank to fund some of the increase in interest-earning assets. The bank has also experienced an increase in the average rate paid on time deposits, from 5.43% in 2000 to 5.93% in 2001.

      Other income increased 14.24% from $632 thousand in 2000 to $722 thousand in 2001. Most of this growth is the result of an increase in service charges and fees related to deposit accounts. The Corporation’s total other expenses for the first three months of 2001 decreased 6.95% from $4.329 million in 2000 to $4.028 million in 2001. The decrease in other operating expenses is due primarily to the acquisition of Security Financial Corporation. This merger provided cost savings though the consolidation of operations. Management will continue to closely monitor and keep the increases in noninterest expenses to a minimum.

Results of Operations (Continued)

      On November 30, 2000, Security financial Corp. merged with and into Farmers National Banc Corp. The merger was accounted for under the pooling-of-interests method. The consolidated financial statements for 2000 have been reclassified to conform with the presentation for 2001. Such reclassifications had no effect on net results from operations.

Liquidity

      The Corporation maintains, in the opinion of management, liquidity sufficient to satisfy depositors’ requirements and meet the credit needs of customers. The Corporation depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Corporation’s ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition.

      Principal sources of liquidity for the Corporation include assets considered relatively liquid such as short-term investment securities, federal funds sold and cash and due from banks.

      Cash flows generated from operating activities increased to $3.023 million compared to $2.354 million for the same period in 2000. This increase of $669 thousand is mainly the result of an increase in net interest received. Net cash flows provided by investing activities amounted to $4.049 million in 2001 compared to $5.481 million used in investing activities for the same period in 2000. Most of this increase came from repayments of loans made to customers.

      Net cash flows provided by financing activities were $9.595 million in 2001 compared to $2.468 million in 2000. In 2001, $23.699 million was generated from increases in deposits. During the first three months of 2001, $15.614 million was used to repay Federal Home Loan Bank borrowings.

Capital Resources

      The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 2001, the corporation’s total risk-based capital ratio stood at 17.40%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.14% and 11.36%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Loan Portfolio

The following shows the composition of loans at the dates indicated:

	(In Thousands of Dollars)
	March 31,	Dec. 31,
	2001	2000

Commercial, financial and agricultural	18,756	17,916

Real Estate — mortgage	264,363	267,529

Installment loans to individuals	162,745	165,266

Total Loans	445,864	450,711

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

	(In Thousands of Dollars)
	March 31,	Dec. 31,
	2001	2000

Loans accounted for on a nonaccrual basis	775	664

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	654	669

Loans considered troubled debt restructurings (not included in nonaccrual or contractually past due above)	0	0

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

	(In Thousands of Dollars)
	March 31,	Dec. 31,
	2001	2000

Gross interest that would have been recorded if the loans had been current in accordance with their original terms	14	107

Interest income included in income on the loans	3	4

Risk Elements (Continued)

A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of March 31, 2001, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.

Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:

	(In Thousands of Dollars)
	Three Months	Year
	Ended	Ended
	March 31,	Dec. 31,
	2001	2000

Balance at beginning of period	6,115	5,778

Loan losses:

Commercial, financial & agricultural	(1)	(50)

Real estate — mortgage	(19)	(343)

Installment loans to individuals	(190)	(1250)

	(210)	(1643)

Recoveries on previous loan losses:

Commercial, financial & agricultural	0	23

Real estate — mortgage	3	8

Installment loans to individuals	143	1,084

	146	1,115

Net loan losses	(64)	(528)

Provision charged to operations (1)	270	865

Balance at end of period	6,321	6,115

Ratio of net credit losses to average net loans outstanding	.06%	.12%

Summary of Credit Loss Experience (cont’d)

(1) The provision for possible credit losses charged to operating expense is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

The allowance for possible credit losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dates indicated.

	(In Thousands of Dollars)
	March 31,	Dec. 31,
Types of Loans	2001	2000

Commercial, financial & agricultural	1,721	549

Real estate — mortgage	1,897	2,878

Installment	2,703	2,688

Total	6,321	6,115

The allocation of the allowance as shown above should not be interpreted as an indication that charge-offs in 2001 will occur in the same proportions or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

The percentage of loans in each category to total loans is summarized as follows:

	March 31,	Dec. 31,
Types of Loans	2001	2000

Commercial, financial & agricultural	4.2%	4.0%

Real Estate — mortgage	59.3%	59.3%

Installment loans to individuals	36.5%	36.7%

	100.0%	100.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There are no material changes from the end of the preceding fiscal year that would cause additional disclosure of the bank’s exposure to market risk.

PART II — OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders

      (a) Farmers National Banc Corp’s annual meeting of shareholders was held on March 29, 2001.

      (b & c) Proxies were solicited by Farmers National Banc Corp’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. Elected to serve as director were management’s nominees: Benamin R. Brown (8,719,007 votes), Joseph D. Lane (8,686,355 votes), Ralph Macali (8,664,263 votes), David C. Myers (8,708,860 votes), Edward A. Ort (8,705,528 votes), Frank L. Paden (8,183,327 votes), William D. Stewart (8,717,817 votes) and Ronald V. Wertz (8,719,007 votes).

      A proposal to amend Article IV of the Articles of Incorporation was approved with the following results: For the proposal: 8,302,628; Against: 470,307; Abstain: 132,164.

      A proposal to amend Article III of the Code of Regulations was approved with the following results: For the proposal: 6,853,222; Against: 1,097,194; Abstain: 182,978.

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

      10. Not applicable.

      11. Not applicable.

      15. Not applicable.

      18. Not applicable.

      19. Not applicable.

      22. Not applicable.

      23. Not applicable.

      24. Not applicable.

      99. Not applicable.

(b) - Reports on Form 8-K

      A Form 8-K was filed by the Corporation on January 16, 2001. The item reported was classified as Item 5, Other Events, and read as follows:

      Farmers National Banc Corp. (the “Company”) acquired Security Financial Corp. through consummation of a merger on November 30, 2000. Following the acquisition, the Company owned two (2) subsidiary banks, those being Farmers National Bank of Canfield, Canfield, Ohio and Security Dollar Bank, Niles Ohio. On December 31, 2000 the Company merged Security Dollar Bank with and into Farmers National Bank of Canfield, resulting in Farmers National Bank of Canfield being the only subsidiary bank of the Company.

      Farmers National Bank of Canfield will operate the facilities of the former Security Dollar Bank under the name “Security Dollar Bank” until such time as all signage, documentation relating to operations of the former bank and general operations can be amended or converted to Farmers National Bank of Canfield. The amendment and conversion of the signage, documentation and operations is anticipated to be complete on or about March 31, 2001, at which time all operations of Farmers National Bank of Canfield will be operated under its name.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 11, 2001

/s/Frank L. Paden
Frank L. Paden
President and Secretary

Dated: May 11, 2001

/s/Carl D. Culp
Carl D. Culp
Executive Vice President
and Treasurer