Form 10-Q
period 2001-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2001-08-08
CIK 709337

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended June 30, 2001	Commission file number 2-80339

FARMERS NATIONAL BANC CORP.

(Exact name of registrant as specified in its charter)

OHIO	34-1371693

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

20 South Broad Street
Canfield, OH 44406	44406

(Address of principal executive offices)	(Zip Code)

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

      Yes      X      No _____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2001

Common Stock, No Par Value	11,796,208 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Included in Part I of this report:

Farmers National Banc Corp. and Subsidiary

Consolidated Balance Sheets	1

Consolidated Statements of Income and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

PART II — OTHER INFORMATION

Other Information and Signatures	10-12

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands of Dollars)
	June 30,	December 31,
	2001	2000

ASSETS

Cash and due from banks	$23,615	$23,350

Federal funds sold	20,260	11,358

TOTAL CASH AND CASH EQUIVALENTS	43,875	34,708

Long-term interest bearing deposits	0	99

Securities available for sale	133,290	127,761

Loans	441,381	450,711

Less allowance for credit losses	6,399	6,115

NET LOANS	434,982	444,596

Premises and equipment, net	12,497	12,549

Other assets	6,223	6,409

	$630,867	$626,122

LIABILITIES AND STOCKHOLDERS EQUITY

Deposits (all domestic):

Noninterest-bearing	$46,456	$48,935

Interest-bearing	441,708	419,401

TOTAL DEPOSITS	488,164	468,336

U. S. Treasury interest-bearing demand note	786	1,009

Securities sold under repurchase agreements	38,995	39,099

Federal Home Loan Bank advances	25,832	43,575

Other liabilities and deferred credits	3,025	3,270

TOTAL LIABILITIES	556,802	555,289

Stockholders Equity:

Common Stock — Authorized 25,000,000 shares; issued and outstanding 11,796,208 in 2001 and 11,604,252 in 2000	51,047	49,451

Retained earnings	22,800	22,226

Accumulated other comprehensive income	1,434	372

Treasury stock, at cost; 87,861 shares in 2001 and 87,835 in 2000	(1,216)	(1,216)

TOTAL STOCKHOLDERS EQUITY	74,065	70,833

	$630,867	$626,122

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

INTEREST INCOME

Interest and fees on loans	$9,371	$9,219	$18,790	$18,327

Interest and dividends on securities:

Taxable interest	1,409	1,533	2,786	2,928

Nontaxable interest	316	290	602	589

Dividends	222	105	458	165

Interest on federal funds sold	261	238	434	505

TOTAL INTEREST INCOME	11,579	11,385	23,070	22,514

INTEREST EXPENSE

Deposits	4,464	4,259	8,956	8,569

Borrowings	858	962	1,913	1,720

TOTAL INTEREST EXPENSE	5,322	5,221	10,869	10,289

NET INTEREST INCOME	6,257	6,164	12,201	12,225

Provision for credit losses	270	360	540	720

NET INTEREST INCOME AFTER

PROVISION FOR CREDIT LOSSES	5,987	5,804	11,661	11,505

OTHER INCOME

Service charges on deposit accounts	549	504	1,026	905

Investment security gains (losses)	17	(26)	25	(26)

Gain on sale of mortgage loans, net	0	1	0	3

Other operating income	317	179	553	408

TOTAL OTHER INCOME	883	658	1,604	1,290

OTHER EXPENSES

Salaries and employee benefits	2,197	2,188	4,379	4,459

Net occupancy expense of premises	255	216	529	487

Furniture and equipment expense, including depreciation	292	230	587	528

Intangible and other taxes	212	178	427	378

Other operating expenses	1,187	1,469	2,247	2,758

TOTAL OTHER EXPENSES	4,143	4,281	8,169	8,610

INCOME BEFORE FEDERAL INCOME TAXES	2,727	2,181	5,096	4,185

FEDERAL INCOME TAXES	805	630	1,493	1,239

NET INCOME	$1,922	$1,551	$3,603	$2,946

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized gains (losses) on securities	101	153	1,062	(14)

COMPREHENSIVE INCOME	$2,023	$1,704	$4,665	$2,932

* NET INCOME PER SHARE	$0.17	$0.14	$0.31	$0.26

* Restated to reflect weighted average shares outstanding adjusted for stock dividends and merger accounted for as pooling of interests.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands of Dollars)
	Six Months Ended

	June 30,	June 30,
	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES

Interest received	$24,060	$23,344

Fees and commissions received	1,568	1,304

Interest paid	(11,039)	(10,471)

Cash paid to suppliers and employees	(8,185)	(8,476)

Income taxes paid	(1,529)	(1,346)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,875	4,355

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease (Increase) in interest-bearing time deposits maturing in more than 90 days	99	(100)

Proceeds from maturities and repayments of securities available for sale	14,975	11,868

Proceeds from sales of securities available for sale	6,050	1,200

Purchases of securities available for sale	(25,187)	(26,128)

Net decrease (increase) in loans made to customers	8,410	(4,162)

Purchases of premises and equipment	(352)	(253)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,995	(17,575)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	19,923	(7,081)

Net increase (decrease) in short-term borrowings	(356)	3,586

Net increase (decrease) in Federal Home Loan Bank borrowings	(17,743)	8,271

Net increase in federal funds purchased	0	3,400

Purchase of Treasury Stock	0	(1,083)

Dividends paid	(3,123)	(1,971)

Proceeds from sale of common stock	1,596	1,470

NET CASH PROVIDED BY FINANCING ACTIVITIES	297	6,592

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,167	(6,628)

CASH AND CASH EQUIVALENTS

Beginning of period	34,708	41,026

End of period	$43,875	$34,398

RECONCILIATION OF NET INCOME TO NET

CASH PROVIDED BY OPERATIONS

Net income	$3,603	$2,946

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	376	424

Amortization and accretion	1,025	952

Provision for credit losses	540	720

Gain (Loss) on sale of investment securities	(25)	26

Other	(644)	(713)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,875	$4,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Representation:

      The financial statements for June 30, 2001 and 2000 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

      In the opinion of the management of the registrant, the accompanying consolidated financial statements for the six month period ending June 30, 2001 and 2000 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.

(Thousands of Dollars)
Six Months Ended
Stockholders Equity	June 30, 2001

Common Stock

Balance 1/1/01	49,451

191,981 shares sold	1,596

Balance 6/30/01	51,047

Retained Earnings

Balance 1/1/01	22,226

Net Income	3,603

Dividends Declared: $.26 Cash dividends on common stock	(3,029)

Balance 6/30/01	22,800

Accumulated Other Comprehensive Income

Balance 1/1/01	372

Net change in unrealized appreciation on debt securities, net of income taxes	1,062

Balance 6/30/01	1,434

Treasury Stock, At Cost

No changes	(1,216)

Total Stockholders Equity at 6/30/01	74,065

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

Results of Operations

      The Corporation’s net income for the first six months of 2001 was $3.603 million, or $.31 per share, which is a 22.3% increase compared with the $2.946 million, or $.26 per share earned during the same period last year. Return on average assets and return on average equity for the first six months of 2001 were 1.15% and 10.05% respectively, compared to .97% and 8.89% for the same period in 2000.

      The increase in net income for the first six months of 2001 was the result of increases in interest income and other income, and lower levels of noninterest expense. The Corporation’s total interest income increased $556 thousand, or 2.47% from $22.514 million for 2000 to $23.07 million for the same period in 2001. Most of this increase is a result of the growth in loans outstanding. Increasing demand in the Corporation’s installment loan products has increased average balances in the total loan portfolio by 2.96% over the past twelve months. This growth has contributed to the increase in loan income of $463 thousand or 2.53%. Funds not used for loan growth have been used to purchase investment securities. The corporation’s average balance of investment securities has increased 6.39% from June, 2000 to June, 2001. This growth has increased income on securities by $93 thousand or 2.22% over the same time period. Interest expense on deposits and borrowings is 5.64% higher for the first six months of 2001 compared to the first six months of 2000. This is the result of both an increase of $387 thousand in interest expense on deposits and an increase of $193 in interest expense on borrowings. The bank has experienced an increase in the average rate paid on time deposits, from 5.49% in 2000 to 5.83% in 2001. The Corporation has borrowed from the Federal Home Loan Bank to fund some new commercial real estate loans.

      Other income increased 24.34% from $1.29 million in 2000 to $1.604 million in 2001. This growth is the result of both an increase in service charges related to deposit accounts and an increase in other operating income. The Corporation’s total other expenses for the first six months of 2001 decreased 5.12% from $8.61 million in 2000 to $8.169 million in 2001. The decrease in other operating expenses is due primarily to the acquisition of Security Financial Corporation on November 30, 2000. The merger provided cost savings though the consolidation of operations. Management will continue to closely monitor noninterest expenses.

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

      Cash flows generated from operating activities increased to $4.875 million compared to $4.355 million for the same period in 2000. This increase of $520 thousand is mainly the result of an increase in net interest received. Net cash flows provided by investing activities amounted to $3.995 million in 2001 compared to $17.575 million used in investing activities for the same period in 2000. Most of the current period’s increase came from repayments of loans made to customers.

      Net cash flows provided by financing activities were $297 thousand in 2001 compared to $6.592 million in 2000. In 2001, $19.923 million was generated from increases in deposits and $17.743 million was used to repay Federal Home Loan Bank borrowings.

Capital Resources

      The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 2001, the corporation’s total risk-based capital ratio stood at 17.8%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.52% and 11.37%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Loan Portfolio

The following shows the composition of loans at the dates indicated:

	(In Thousands of Dollars)
	June 30,	Dec. 31,
	2001	2000

Commercial, financial and agricultural	19,624	17,916

Real Estate — mortgage	259,166	267,529

Installment loans to individuals	162,591	165,266

Total Loans	441,381	450,711

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

	(In Thousands of Dollars)
	June 30,	Dec. 31,
	2001	2000

Loans accounted for on a nonaccrual basis	959	664

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	1,393	669

Loans considered troubled debt restructurings (not included in nonaccrual or contractually past due above)	0	0

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

	(In Thousands of Dollars)
	June 30,	Dec. 31,
	2001	2000

Gross interest that would have been recorded if the loans had been current in accordance with their original terms	28	107

Interest income included in income on the loans	16	4

Risk Elements (Continued)

A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of June 30, 2001, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.

Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:

	(In Thousands of Dollars)
	Six Months	Year
	Ended	Ended
	June 30,	Dec. 31,
	2001	2000

Balance at beginning of period	6,115	5,778

Loan losses:

Commercial, financial & agricultural	(32)	(50)

Real estate — mortgage	(19)	(343)

Installment loans to individuals	(461)	(1,250)

	(512)	(1,643)

Recoveries on previous loan losses:

Commercial, financial & agricultural	0	23

Real estate — mortgage	6	8

Installment loans to individuals	250	1,084

	256	1,115

Net loan losses	(256)	(528)

Provision charged to operations (1)	540	865

Balance at end of period	6,399	6,115

Ratio of net credit losses to average net loans outstanding	.12%	.12%

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

	(In Thousands of Dollars)
	June 30,	Dec. 31,
Types of Loans	2001	2000

Commercial, financial & agricultural	1,828	549

Real estate — mortgage	1,878	2,878

Installment	2,693	2,688

Total	6,399	6,115

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

The percentage of loans in each category to total loans is summarized as follows:

	June 30,	Dec. 31,
Types of Loans	2001	2000

Commercial, financial & agricultural	4.5%	4.0%

Real Estate — mortgage	58.7%	59.3%

Installment loans to individuals	36.8%	36.7%

	100.0%	100.0%

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

10. Not applicable.

11. Not applicable.

15. Not applicable.

18. Not applicable.

19. Not applicable.

22. Not applicable.

23. Not applicable.

24. Not applicable.

99. Not applicable.

(b) - Reports on Form 8-K

      A Form 8-K was filed by the Corporation on June 25, 2001. The item reported was classified as Item 5, Other Events, and read as follows:

      On June 12, 2001, Farmers National Banc Corp. (the “Registrant”) announced that its Board of Directors has reinstated the Registrant’s stock repurchase program. Under the stock repurchase program, the Registrant is authorized to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions at appropriate times to allow it to enhance the value of its stock for shareholders and to manage its capital. The Registrant’s stock repurchase program was previously suspended by the Registrant’s Board of Directors in contemplation of the merger of Security Financial Corp. with and into the Registrant, which was consummated on November 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            FARMERS NATIONAL BANC CORP.

Dated: August 8, 2001

/s/Frank L. Paden
Frank L. Paden
President and Secretary

Dated: August 8, 2001

/s/Carl D. Culp
Carl D. Culp
Executive Vice President
and Treasurer