Form 10-Q
period 2001-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2001-11-13
CIK 709337

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

                Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2001

Common Stock, No Par Value	11,824,280 shares

PART I — FINANCIAL INFORMATION

Page

Item 1. Financial Statements

Included in Part I of this report:

Farmers National Banc Corp. and Subsidiary

Consolidated Balance Sheets	1

Consolidated Statements of Income and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

PART II — OTHER INFORMATION

Other Information and Signatures	10-12

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands of Dollars)
	September 30,	December 31,
	2001	2000

ASSETS

Cash and due from banks	$22,774	$23,350

Federal funds sold	28,728	11,358

TOTAL CASH AND CASH EQUIVALENTS	51,502	34,708

Long-term interest bearing deposits	0	99

Securities available for sale	139,040	127,761

Loans	442,164	450,711

Less allowance for credit losses	6,487	6,115

NET LOANS	435,677	444,596

Premises and equipment, net	12,533	12,549

Other assets	5,577	6,409

	$644,329	$626,122

LIABILITIES AND STOCKHOLDERS EQUITY

Deposits (all domestic):

Noninterest-bearing	$46,965	$48,935

Interest-bearing	448,455	419,401

TOTAL DEPOSITS	495,420	468,336

U. S. Treasury interest-bearing demand note	780	1,009

Securities sold under repurchase agreements	40,966	39,099

Federal Home Loan Bank advances	28,426	43,575

Other liabilities and deferred credits	2,843	3,270

TOTAL LIABILITIES	568,435	555,289

Stockholders Equity:

Common Stock — Authorized 25,000,000 shares; issued and outstanding 11,824,280 in 2001 and 11,604,252 in 2000	51,867	49,451

Retained earnings	23,279	22,226

Accumulated other comprehensive income	2,509	372

Treasury stock, at cost; 141,690 shares in 2001 and 87,835 in 2000	(1,761)	(1,216)

TOTAL STOCKHOLDERS EQUITY	75,894	70,833

	$644,329	$626,122

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2001	2000	2001	2000

INTEREST INCOME

Interest and fees on loans	$9,274	$9,470	$28,064	$27,797

Interest and dividends on securities:

Taxable interest	1,381	1,482	4,167	4,410

Nontaxable interest	364	292	966	881

Dividends	226	192	684	357

Interest on federal funds sold	245	262	679	767

TOTAL INTEREST INCOME	11,490	11,698	34,560	34,212

INTEREST EXPENSE

Deposits	4,367	4,368	13,323	12,937

Borrowings	818	1,160	2,731	2,880

TOTAL INTEREST EXPENSE	5,185	5,528	16,054	15,817

NET INTEREST INCOME	6,305	6,170	18,506	18,395

Provision for credit losses	270	(65)	810	655

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	6,035	6,235	17,696	17,740

OTHER INCOME

Service charges on deposit accounts	551	505	1,577	1,410

Investment security gains (losses)	35	(9)	60	(35)

Gain on sale of mortgage loans, net	0	1	0	4

Other operating income	341	318	894	726

TOTAL OTHER INCOME	927	815	2,531	2,105

OTHER EXPENSES

Salaries and employee benefits	2,260	2,225	6,639	6,684

Net occupancy expense of premises	272	209	801	696

Furniture and equipment expense, including depreciation	296	299	883	827

Intangible and other taxes	214	180	641	558

Other operating expenses	1,135	1,262	3,382	4,020

TOTAL OTHER EXPENSES	4,177	4,175	12,346	12,785

INCOME BEFORE FEDERAL INCOME TAXES	2,785	2,875	7,881	7,060

FEDERAL INCOME TAXES	776	846	2,269	2,085

NET INCOME	$2,009	$2,029	$5,612	$4,975

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized gains on securities	1,075	790	2,137	776

COMPREHENSIVE INCOME	$3,084	$2,819	$7,749	$5,751

* NET INCOME PER SHARE	$0.17	$0.17	$0.48	$0.43

*	Restated to reflect weighted average shares outstanding adjusted for stock dividends and merger accounted for as pooling of interests.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands of Dollars)
	Nine Months Ended
	September 30,	September 30,
	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES

Interest received	$35,921	$35,632

Fees and commissions received	2,543	2,122

Interest paid	(16,261)	(15,925)

Cash paid to suppliers and employees	(12,022)	(12,878)

Income taxes paid	(2,434)	(2,111)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,747	6,840

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in interest-bearing time deposits maturing in more than 90 days	99	99

Proceeds from maturities and repayments of securities available for sale	20,874	16,115

Proceeds from sales of securities available for sale	8,144	2,451

Purchases of securities available for sale	(37,488)	(28,725)

Net decrease (increase) in loans made to customers	7,149	(13,021)

Purchases of premises and equipment	(575)	(462)

NET CASH USED IN INVESTING ACTIVITIES	(1,797)	(23,543)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	27,191	(9,940)

Net increase (decrease) in short-term borrowings	1,596	(3,228)

Net increase (decrease) in Federal Home Loan Bank borrowings	(15,150)	23,645

Net increase in federal funds purchased	0	1,400

Purchase of Treasury Stock	(545)	(1,085)

Dividends paid	(4,664)	(3,055)

Proceeds from sale of common stock	2,416	2,196

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,844	9,933

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,794	(6,770)

CASH AND CASH EQUIVALENTS

Beginning of period	34,708	41,026

End of period	$51,502	$34,256

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS

Net income	$5,612	$4,975

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	549	637

Amortization and accretion	1,647	1,377

Provision for credit losses	810	655

(Gain) Loss on sale of investment securities	(60)	35

Other	(811)	(839)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,747	$6,840

FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Representation:

         The financial statements for September 30, 2001 and 2000 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

         In the opinion of the management of the registrant, the accompanying consolidated financial statements for the nine month period ending September 30, 2001 and 2000 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.

(In Thousands of Dollars)
Nine Months Ended
Stockholders Equity	September 30, 2001

Common Stock

Balance 1/1/01	49,451

273,883 shares sold	2,416

Balance 9/30/01	51,867

Retained Earnings

Balance 1/1/01	22,226

Net Income	5,612

Dividends Declared: $.39 Cash dividends on common stock	(4,559)

Balance 9/30/01	23,279

Accumulated Other Comprehensive Income

Balance 1/1/01	372

Net change in unrealized appreciation on available for securities, net of income taxes	2,137

Balance 9/30/01	2,509

Treasury Stock, At Cost

Balance 1/1/01	(1,216)

Shares Purchased	(545)

Balance 9/30/01	(1,761)

Total Stockholders Equity at 9/30/01	75,894

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

Results of Operations

         The Corporation’s net income for the first nine months of 2001 was $5.612 million, or $.48 per share, which is a 12.8% increase compared with the $4.975 million, or $.43 per share earned during the same period last year. Return on average assets and return on average equity for the first nine months of 2001 were 1.18% and 10.27% respectively, compared to 1.08% and 9.90% for the same period in 2000.

         The increase in net income for the first nine months of 2001 was the result of increases in other income and lower levels of noninterest expense. The Corporation’s net interest income was slightly higher in 2001 compared to the same period in 2000. The slight increase in average loan balances was offset by a decrease in overall yields. The Corporation’s average balance of investment securities has increased 6.79% from September, 2000 to September, 2001. Although this growth has increased income on securities by $81 thousand or 1.26% over the same time period, it was partially offset by a decrease in the yield on investment securities. Interest expense on deposits and borrowings is 1.50% higher for the first nine months of 2001 compared to the first nine months of 2000. This is the result of both an increase of $386 thousand in interest expense on deposits and an decrease of $149 thousand in interest expense on borrowings. The cost of time deposits increased from 5.56% in 2000 to 5.70% in 2001, while borrowing costs decreased from 5.62% in 2000 to 5.06% in 2001.

         Provision for credit losses of $270 thousand for the quarter ended September 30, 2001 was $335 thousand higher than the $65 thousand credit reported in 2000. The provision was lower in 2000 primarily because of recoveries received in a favorable insurance settlement.

         Other income increased 20.24% from $2.105 million in 2000 to $2.531 million in 2001. This growth is the result of an increase in service charges related to deposit accounts coupled with an increase in other operating income. The Corporation’s total other expenses for the first nine months of 2001 decreased 3.43% from $12.785 million in 2000 to $12.346 million in 2001. The decrease in other operating expenses is due primarily to the acquisition of Security Financial Corporation on November 30, 2000. The merger provided cost savings though the consolidation of operations. Management will continue to closely monitor noninterest expenses.

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

         Cash flows generated from operating activities increased to $7.747 million compared to $6.840 million for the same period in 2000. This increase of $907 thousand is mainly the result of a decrease in cash paid to suppliers and employees. Net cash flows used in investing activities amounted to $1.797 million in 2001 compared to $23.543 million for the same period in 2000. Most of the current period’s decrease came from repayments of loans made to customers outpacing new loan growth.

         Net cash flows provided by financing activities were $10.844 million in 2001 compared to $9.933 million in 2000. In 2001, $27.191 million was generated from increases in deposits and $15.150 million was used to repay Federal Home Loan Bank borrowings.

Capital Resources

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 2001, the corporation’s total risk-based capital ratio stood at 17.83%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.56% and 11.40%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Loan Portfolio

The following shows the composition of loans at the dates indicated:

	(In Thousands of Dollars)
	Sept. 30,	Dec. 31,
	2001	2000

Commercial, financial and agricultural	20,163	17,916

Real Estate — mortgage	260,008	267,529

Installment loans to individuals	161,993	165,266

Total Loans	442,164	450,711

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

	(In Thousands of Dollars)
	Sept. 30,	Dec. 31,
	2001	2000

Loans accounted for on a nonaccrual basis	1,564	664

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	1,299	669

Loans considered troubled debt restructurings (not included in nonaccrual or contractually past due above)	0	0

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

	(In Thousands of Dollars)
	Sept. 30,	Dec. 31,
	2001	2000

Gross interest that would have been recorded if the loans had been current in accordance with their original terms	32	107

Interest income included in income on the loans	0	4

Risk Elements (Continued)

A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of September 30, 2001, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.

Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:

	(In Thousands of Dollars)
	Nine Months	Year
	Ended	Ended
	Sept. 30,	Dec. 31,
	2001	2000

Balance at beginning of period	6,115	5,778

Loan losses:

Commercial, financial & agricultural	(39)	(50)

Real estate — mortgage	(21)	(343)

Installment loans to individuals	(776)	(1,250)

	(836)	(1,643)

Recoveries on previous loan losses:

Commercial, financial & agricultural	0	23

Real estate — mortgage	34	8

Installment loans to individuals	364	1,084

	398	1,115

Net loan losses	(438)	(528)

Provision charged to operations (1)	810	865

Balance at end of period	6,487	6,115

Ratio of net credit losses to average net loans outstanding	.13%	.12%

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

	(In Thousands of Dollars)
	Sept. 30,	Dec. 31,
Types of Loans	2001	2000

Commercial, financial & agricultural	2,064	549

Real estate — mortgage	1,834	2,878

Installment	2,589	2,688

Total	6,487	6,115

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

The percentage of loans in each category to total loans is summarized as follows:

	Sept. 30,	Dec. 31,
Types of Loans	2001	2000

Commercial, financial & agricultural	4.6%	4.0%

Real Estate — mortgage	58.8%	59.3%

Installment loans to individuals	36.6%	36.7%

	100.0%	100.0%

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

Item 4. Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5. Other Information

                  The Corporation filed Form S-3 on October 3, 2001. This filing amended the Corporation’s dividend reinvestment plan.

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

(b)  - Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended September 30, 2001.

                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FARMERS NATIONAL BANC CORP.

Dated: November 13, 2001

/s/Frank L. Paden
Frank L. Paden
President and Secretary

Dated: November 13, 2001

/s/Carl D. Culp
Carl D. Culp
Executive Vice President
and Treasurer