Form 10-K
period 2001-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2002-03-22
CIK 709337

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission file number 0-12055

Farmers National Banc Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1371693

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 South Broad Street Canfield, Ohio 44406	44406;

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 330-533-3341

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The registrant estimates that as of March 5, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (including 404,083 shares held by executive officers and directors of the registrant) was approximately $138,797,192.

As of March 5, 2002, the registrant had outstanding 12,069,321 shares of common stock having no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K
into which
Document	Document is Incorporated

2001 Annual Report to Shareholders	II

Definitive proxy statement for the 2001 Annual Meeting of Shareholders to be held on March 28, 2002	III

Form 10-K Cross Reference Index to Annual Report to Shareholders

Part I

Item 1 - Business

Description of Business	Inside front cover

Average Balance Sheets/Yields/Rates	8

Rate and Volume Analysis	9

Securities	15

Loans	12-13

Risk Elements of Loan Portfolio	14

Loan Loss Experience	13

Deposits	15

Financial Ratios	7

Short-Term Borrowings	27

Part II

Item 5

Market For Registrant’s Common Stock and Related Stockholder Matters	17

Item 6

Selected Financial Data	7-8

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-17

Item 7A

Quantitative and Qualitative Disclosures About Market Risk	11

Item 8

Financial Statements and Supplementary Data	17, 20-33

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — None

Part IV

Management Report	18

Report of Hill, Barth & King LLC Independent Auditors	19

Financial Statements:

Consolidated Balance Sheets - December 31, 2001 and 2000	20

Consolidated Statements of Income & Comprehensive Income — Calendar Years 2001, 2000 and 1999	21

Consolidated Statement of Stockholders’ Equity — Calendar Years 2001, 2000 and 1999	22

Consolidated Statements of Cash Flows — Calendar Years 2001, 2000 and 1999	23

Notes to Consolidated Financial Statements	24-33

FARMERS NATIONAL BANC CORP.
FORM 10-K
2001

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

Supervision and Regulation

         The Corporation is a one bank holding company and is regulated by the Federal Reserve Bank (the “FRB”). The bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). Changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and the Corporation’s capital position as of December 31, 2001 are presented in Note K on page 29 of the annual report to shareholders for the year ended December 31, 2001 and is hereby incorporated by reference.

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

Supervision and Regulation (Continued)

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

Supervision and Regulation (Continued)

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

Item 2. Properties

Farmers National Banc Corp.’s Properties

The Farmers National Banc Corp. owns no property. Operations are conducted at 20 South Broad Street, Canfield, Ohio.

Bank Property

The Main Office is located at 20 S. Broad Street, Canfield, Ohio. The other 17 offices of the Bank are:

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2001.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to Directors is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders which will be held March 28, 2002. The proxy statement is attached hereto.

Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 1, 2002:

Name	Age	Position Held

William D. Stewart	72	Chairman

Frank L. Paden	51	President and Secretary

Carl D. Culp	38	Executive Vice President and Treasurer

Donald F. Lukas	55	Senior Vice President

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

Item 10 (Continued)

Mr. Carl D. Culp has served as Executive Vice President and Treasurer since March 1996. Prior to that time he was Controller of the registrant since November 1995 and was Controller of the Bank since November 1995.

Mr. Donald F. Lukas has served as Senior Vice President of the registrant since March 1996. Prior to that time, he was Vice President of the Bank since March 1987.

Item 11. Executive Compensation

Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 28, 2002. The proxy statement is attached hereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 28, 2002. The proxy statement is attached hereto.

Item 13. Certain Relationships and Related Transactions

Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 28, 2002. The proxy statement is attached hereto.

III-1

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.	Financial Statements

Included in Part II of this report

Item 8., Financial Statements and Supplementary Data is set forth in the registrant’s 2001 Annual Report to Shareholders and is incorporated by reference in Part II of this report

(a)2.	Financial Statement Schedules Page

Accountant’s consent IV-2

All schedules are omitted because they are not applicable.

(a)3.	Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page IV-4 hereof and is incorporated herein by reference.

(b)	Report on Form 8-K

No reports were filed for three months ended December 31, 2001.

INDEPENDENT AUDITOR’S CONSENT

FARMERS NATIONAL BANC CORP.:

      We hereby consent to the incorporation by reference in this Registration Statement of our report dated January 18, 2002, relating to the consolidated financial statements of Farmers National Banc Corp. and subsidiary.

/s/HILL, BARTH & KING LLC

HILL, BARTH & KING LLC

Warren, Ohio
March 22, 2002

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(D) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.		Farmers National Banc Corp.

/s/ Frank L. Paden		/s/ Carl D. Culp
Frank L. Paden		Carl D. Culp
President and Secretary		Executive Vice President and Treasurer

/s/ William D. Stewart	Chairman	March 22, 2002
William D. Stewart

/s/ Benjamin R. Brown	Director	March 22, 2002
Benjamin R. Brown

/s/ Joseph D. Lane	Director	March 22, 2002
Joseph D. Lane

/s/ Ralph D. Macali	Director	March 22, 2002
Ralph D. Macali

/s/ David C. Myers	Director	March 22, 2002
David C. Myers

/s/ Edward A. Ort	Director	March 22, 2002
Edward A. Ort

/s/ Frank L. Paden	President	March 22, 2002
Frank L. Paden	and Director

/s/ Ronald V. Wertz	Director	March 22, 2002
Ronald V. Wertz

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by references as part of this report:

2.	Not applicable.

3(i)	Not applicable.

3(ii)	Not applicable.

4.	The registrant agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the registrant and its subsidiaries.

9.	Not applicable.

10.	Not applicable.

11.	Not applicable.

12.	Not applicable.

13.	Annual Report to security holders (filed herewith)

16.	Not applicable.

18.	Not applicable.

21.	Subsidiaries of the registrant (Subsidiary of the registrant is incorporated by reference in Part I, Item 1 of this report)

22.	Not applicable.

23.	Not applicable.

24.	Not applicable.

99.	Definitive Proxy Statement (filed herewith)

Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.

IV-4