Form 10-Q
period 2002-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2002-05-06
CIK 709337

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended March 31, 2002	Commission file number 2-80339

FARMERS NATIONAL BANC CORP.
(Exact name of registrant as specified in its charter)

OHIO	34-1371693

(State or other jurisdiction of	(I.R.S. Employer Identification No)

incorporation or organization)

20 South Broad Street

Canfield, OH 44406	44406

(Address of principal executive offices)	(Zip Code)

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

Yes      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002

Common Stock, No Par Value	12,097,223 shares

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Included in Part I of this report:

	Farmers National Banc Corp. and Subsidiary

	Consolidated Balance Sheets	1

	Consolidated Statements of Income and Comprehensive Income	2

	Consolidated Statements of Cash Flows	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	5-9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

PART II	OTHER INFORMATION

	Other Information and Signatures	10-12

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands of Dollars)
	March 31,	December 31,
	2002	2001
ASSETS

Cash and due from banks	$23,592	$23,871

Federal funds sold	52,355	41,542

TOTAL CASH AND CASH EQUIVALENTS	75,947	65,413

Securities available for sale	145,113.65	143,575

Loans	442,147	435,470

Less allowance for credit losses	6,517	6,442

NET LOANS	435,630	429,028

Premises and equipment, net	12,907	13,009

Other assets	6,245	5,669

	$675,843	$656,694

LIABILITIES AND STOCKHOLDERS EQUITY

Deposits (all domestic):

Noninterest-bearing	$50,104	$52,754

Interest-bearing	470,089	450,890

TOTAL DEPOSITS	520,193	503,644

U.S. Treasury interest-bearing demand note	774	141

Securities sold under repurchase agreements	45,836	47,444

Federal Home Loan Bank advances	30,706	26,832

Other liabilities and deferred credits	2,875	2,915

TOTAL LIABILITIES	600,384	580,976

Stockholders Equity:

Common Stock — Authorized 25,000,000 shares; issued and outstanding 12,139,390 in 2002 and 12,111,331 in 2001	56,402	55,419

Retained earnings	20,586	20,672

Accumulated other comprehensive income	1,246	1,741

Treasury stock, at cost; 234,363 shares in 2002 and 176,351 in 2001	(2,775)	(2,114)

TOTAL STOCKHOLDERS EQUITY	75,459	75,718

	$675,843	$656,694

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands except Per Share Data)
	For the Three Months Ended

	March 31,	March 31,
	2002	2001
INTEREST INCOME

Interest and fees on loans	$8,631	$9,419

Interest and dividends on securities:

Taxable interest	1,292	1,377

Nontaxable interest	351	286

Dividends	204	237

Interest on federal funds sold	188	173

TOTAL INTEREST INCOME	10,666	11,492

INTEREST EXPENSE

Deposits	3,800	4,492

Borrowings	811	1,055

TOTAL INTEREST EXPENSE	4,611	5,547

NET INTEREST INCOME	6,055	5,945

Provision for credit losses	270	270

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	5,785	5,675

OTHER INCOME

Service charges on deposit accounts	444	478

Investment security gains	36	8

Other operating income	293	236

TOTAL OTHER INCOME	773	722

OTHER EXPENSES

Salaries and employee benefits	2,360	2,182

Net occupancy expense of premises	265	274

Furniture and equipment expense, including depreciation	324	295

Intangible and other taxes	199	215

Other operating expenses	1,174	1,062

TOTAL OTHER EXPENSES	4,322	4,028

INCOME BEFORE FEDERAL INCOME TAXES	2,236	2,369

FEDERAL INCOME TAXES	633	688

NET INCOME	$1,603	$1,681

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized gains (losses) on securities	(495)	961

COMPREHENSIVE INCOME	$1,108	$2,642

* NET INCOME PER SHARE	0.13	0.14

*	Restated to reflect weighted average shares outstanding

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands of Dollars)
	Three Months Ended

	March 31,	March 31,
	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES

Interest received	$10,764	$12,338

Fees and commissions received	737	708

Interest paid	(4,754)	(5,757)

Cash paid to suppliers and employees	(4,474)	(4,266)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,273	3,023

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities and repayments of securities available for sale	4,688	7,140

Proceeds from sales of securities available for sale	1,117	1,508

Purchases of securities available for sale	(8,290)	(8,890)

Net decrease (increase) in loans made to customers	(7,193)	4,429

Purchases of premises and equipment	(127)	(138)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,805)	4,049

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	16,602	23,699

Net increase (decrease) in short-term borrowings	(990)	2,314

Net increase (decrease) in Federal Home Loan Bank borrowings	3,874	(15,614)

Purchase of Treasury Stock	(661)	0

Dividends paid	(1,742)	(1,581)

Proceeds from sale of common stock	983	777

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,066	9,595

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,534	16,667

CASH AND CASH EQUIVALENTS

Beginning of period	65,413	34,708

End of period	$75,947	$51,375

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS

Net income	$1,603	$1,681

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	213	194

Amortization and accretion	590	524

Provision for credit losses	270	270

Gain on sale of investment securities	(36)	(8)

Other	(367)	362

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,273	$3,023

FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Representation:

         The financial statements for March 31, 2002 and 2001 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

         In the opinion of the management of the registrant, the accompanying consolidated financial statements for the three month period ending March 31, 2002 and 2001 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.

(In Thousands of Dollars)
Stockholders Equity	Three Months Ended
March 31, 2002

Common Stock

Balance 1/1/02	55,419

86,071 shares sold	983

Balance 3/31/02	56,402

Retained Earnings

Balance 1/1/02	20,672

Net Income	1,603

Dividends Declared: $.14 Cash dividends on common stock	(1,689)

Balance 3/31/02	20,586

Accumulated Other Comprehensive Income

Balance 1/1/02	1,741

Net change in unrealized appreciation on available for sale securities, net of income taxes	(495)

Balance 3/31/02	1,246

Treasury Stock, At Cost

Balance 1/1/02	(2,114)

Shares Purchased	(661)

Balance 3/31/02	(2,775)

Total Stockholders Equity at 3/31/02	75,459

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

         The Corporation’s net income for the first three months of 2002 was $1.603 million, or $.13 per share, which is a 4.6% decrease compared with the $1.681 million, or $.14 per share earned during the same period last year. Return on average assets and return on average equity for the first three months of 2002 were 1.11% and 9.85% respectively, compared to 1.09% and 9.54% for the same period in 2001.

         The decrease in net income for the first three months of 2002 was the result of the increase in net interest income not keeping pace with the increase in total other expenses. Net interest income increased slightly while total other expenses increased $294 thousand or 7.3% compared to last year. As average loan balances decreased 2.89% over the past twelve months, loan yields also decreased from 8.17% in 2001 to 7.45% in 2002. This combination of decreasing balances and declining yields dropped loan income by $788 thousand or 8.37%. Although the average balance of securities and federal funds sold increased 32.89%, this increase was partially offset by a drop in its’ yield from 5.96% in 2001 to 4.41% in 2002.

         Interest expense on deposits and borrowings dropped $936 thousand or 16.87% over the same time period. During 2002, average deposits increased $34.744 million or 7.38% while the rates paid on deposits decreased from 3.87% in 2001 to 3.05% in 2002. The net effect of these rate and volume changes was a decrease in deposit interest expense of $692 thousand or 15.41%. Borrowing expense decreased $244 thousand or 23.13% compared to last year. This decrease is primarly the result of lower borrowing rates declining from 5.63% in 2001 to 4.37% in 2002.

         Total other expenses increased from $4.028 million in 2001 to $4.322 million in 2002. Salaries and employee benefits increased $178 thousand or 8.16% compared to last year, primarily as a result of an increase in full-time equivalent employees. Other operating expenses also increased $112 thousand or 10.5%. Management will continue to closely monitor noninterest expenses.

Results of Operations (Continued)

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

         Cash flows generated from operating activities decreased to $2.273 million compared to $3.023 million for the same period in 2001. This decrease of $750 thousand is mainly the result of a decrease in net interest received. Net cash flows used in investing activities amounted to $9.805 million in 2002 compared to $4.049 million provided by investing activities for the same period in 2001. Most of the current period’s decrease came from new loan growth outpacing repayments of loans made to customers.

         Net cash flows provided by financing activities were $18.066 million in 2002 compared to $9.595 million in 2001. In 2002, $16.602 million was generated from increases in deposits.

Capital Resources

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 2002 the Corporation’s total risk-based capital ratio stood at 17.90%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.62% and 11.18%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Loan Portfolio

         The following shows the composition of loans at the dates indicated:

	(In Thousands of Dollars)
	March 31,	Dec. 31,
	2002	2001

Commercial, financial and agricultural	18,027	18,856

Real Estate — mortgage	269,499	261,268

Installment loans to individuals	154,621	155,346

Total Loans	442,147	435,470

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

	(In Thousands of Dollars)
	March 31,	Dec. 31,
	2002	2001

Loans accounted for on a nonaccrual basis	1,341	1,669

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	685	1,175

Loans considered troubled debt restructurings (not included in nonaccrual or contractually past due above)	0	0

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

	(In Thousands of Dollars)
	March 31,	Dec. 31,
	2002	2001

Gross interest that would have been recorded if the loans had been current in accordance with their original terms	19	50

Interest income included in income on the loans	0	0

Risk Elements (Continued)

A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of March 31, 2002, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.

Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:

	(In Thousands of Dollars)
	Three Months	Year
	Ended	Ended
	March 31,	Dec. 31,
	2002	2001

Balance at beginning of period	6,442	6,115

Loan losses:

Commercial, financial & agricultural	0	(61)

Real estate — mortgage	(5)	(51)

Installment loans to individuals	(306)	(1,151)

	(311)	(1,263)

Recoveries on previous loan losses:

Real estate — mortgage	0	34

Installment loans to individuals	116	476

	116	510

Net loan losses	(195)	(753)

Provision charged to operations (1)	270	1,080

Balance at end of period	6,517	6,442

Ratio of net credit losses to average net loans outstanding	.18%	.17%

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

	(In Thousands of Dollars)
	March 31,	Dec. 31,
Types of Loans	2002	2001

Commercial, financial & agricultural	1,803	1,841

Real estate — mortgage	1,936	1,881

Installment	2,778	2,720

Total	6,517	6,442

The allocation of the allowance as shown above should not be interpreted as an indication that charge-offs in 2002 will occur in the same proportions or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

The percentage of loans in each category to total loans is summarized as follows:

	March 31,	Dec. 31,
Types of Loans	2002	2001

Commercial, financial & agricultural	4.1%	4.3%

Real Estate — mortgage	60.9%	60.0%

Installment loans to individuals	35.0%	35.7%

	100.0%	100.0%

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

Item 4. Submission of Matters to a Vote of Security Holders

         (a)  Farmers National Banc Corp’s annual meeting of shareholders was held on March 28, 2002.

         (b & c) Proxies were solicited by Farmers National Banc Corp’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. Elected to serve as director were management’s nominees:

Elected Director	Votes For	Votes Against

Joseph D. Lane	8,936,705	251,309

Ronald V. Wertz	9,096,421	90,641

Continuing Director	Term Expiring

Benjamin R. Brown	March 2003

Edward A. Ort	March 2003

William D. Stewart	March 2003

Ralph D. Macali	March 2004

David C. Myers	March 2004

Frank L. Paden	March 2004

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

10.    Not applicable.

11.    Not applicable.

15.    Not applicable.

18.    Not applicable.

19.    Not applicable.

22.    Not applicable.

23.    Not applicable.

24.    Not applicable.

99.    Not applicable.

(b)    — Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended March 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 6, 2002

/s/Frank L. Paden

Frank L. Paden
President and Secretary

Dated: May 6, 2002

/s/Carl D. Culp

Carl D. Culp
Executive Vice President
and Treasurer