Form 10-Q
period 2002-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2002-08-13
CIK 709337

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended June 30, 2002	Commission file number 2-80339

FARMERS NATIONAL BANC CORP.

(Exact name of registrant as specified in its charter)

OHIO	34-1371693

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

20 South Broad Street Canfield, OH 44406	44406

(Address of principal executive offices)	(Zip Code

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

Yes      X        No

Indicate the number of shares outstanding of each of the issuer’s classes or common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002

Common Stock, No Par Value	12,108,616 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Included in Part I of this report:

Farmers National Banc Corp. and Subsidiary

Consolidated Balance Sheets	1

Consolidated Statements of Income and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

PART II — OTHER INFORMATION

Other Information and Signatures	10-12

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands of Dollars)
	June 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$25,544	$23,871
Federal funds sold	20,337	41,542

TOTAL CASH AND CASH EQUIVALENTS	45,881	65,413

Securities available for sale	191,130	143,575
Loans	449,248	435,470
Less allowance for credit losses	6,603	6,442

NET LOANS	442,645	429,028

Premises and equipment, net	12,963	13,009
Other assets	5,633	5,669

	$698,252	$656,694

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
Noninterest-bearing	$49,279	$52,754
Interest-bearing	486,446	450,890

TOTAL DEPOSITS	535,725	503,644

U. S. Treasury interest-bearing demand note	796	141
Securities sold under repurchase agreements	57,416	47,444
Federal Home Loan Bank advances	24,884	26,832
Other liabilities and deferred credits	2,582	2,915

TOTAL LIABILITIES	621,403	580,976

Stockholders Equity:
Common Stock — Authorized 25,000,000 shares; issued and outstanding 12,131,371 in 2002 and 12,111,331 in 2001	57,330	55,419
Retained earnings	20,709	20,672
Accumulated other comprehensive income	2,599	1,741
Treasury stock, at cost; 323,094 shares in 2002 and 176,351 in 2001	(3,789)	(2,114)

TOTAL STOCKHOLDERS EQUITY	76,849	75,718

	$698,252	$656,694

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans	$8,722	$9,371	$17,353	$18,790
Interest and dividends on securities:
Taxable interest	1,482	1,409	2,774	2,786
Nontaxable interest	359	316	710	602
Dividends	173	222	377	458
Interest on federal funds sold	200	261	388	434

TOTAL INTEREST INCOME	10,936	11,579	21,602	23,070

INTEREST EXPENSE
Deposits	3,760	4,464	7,561	8,956
Borrowings	792	858	1,602	1,913

TOTAL INTEREST EXPENSE	4,552	5,322	9,163	10,869

NET INTEREST INCOME	6,384	6,257	12,439	12,201
Provision for credit losses	270	270	540	540

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	6,114	5,987	11,899	11,661

OTHER INCOME
Service charges on deposit accounts	436	549	880	1,026
Investment security gains	117	17	153	25
Other operating income	248	317	541	553

TOTAL OTHER INCOME	801	883	1,574	1,604

OTHER EXPENSES
Salaries and employee benefits	2,369	2,197	4,729	4,379
Net occupancy expense of premises	264	255	529	529
Furniture and equipment expense, including depreciation	299	292	624	587
Intangible and other taxes	211	212	410	427
Other operating expenses	1,225	1,187	2,398	2,247

TOTAL OTHER EXPENSES	4,368	4,143	8,690	8,169

INCOME BEFORE FEDERAL INCOME TAXES	2,547	2,727	4,783	5,096
FEDERAL INCOME TAXES	735	805	1,368	1,493

NET INCOME	$1,812	$1,922	$3,415	$3,603

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on securities	1,353	101	858	1,062

COMPREHENSIVE INCOME	$3,165	$2,023	$4,273	$4,665

* NET INCOME PER SHARE	$0.15	$0.16	$0.28	$0.30

*     Restated to reflect weighted average shares outstanding.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

	(In Thousands of Dollars)
	Six Months Ended
	June 30,	June 30,
	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES
Interest received	$22,023	$24,060
Fees and commissions received	1,421	1,568
Interest paid	(9,605)	(11,039)
Cash paid to suppliers and employees	(8,452)	(8,185)
Income taxes paid	(789)	(1,529)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,598	4,875

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in interest-bearing time deposits maturing in more than 90 days	0	99
Proceeds from maturities and repayments of securities available for sale	14,206	14,975
Proceeds from sales of securities available for sale	1,411	6,050
Purchases of securities available for sale	(62,109)	(25,187)
Net decrease (increase) in loans made to customers	(14,804)	8,410
Purchases of premises and equipment	(422)	(352)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(61,718)	3,995

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	32,122	19,923
Net increase (decrease) in short-term borrowings	10,597	(356)
Net decrease in Federal Home Loan Bank borrowings	(1,948)	(17,743)
Purchase of Treasury Stock	(1,675)	0
Dividends paid	(3,419)	(3,123)
Proceeds from sale of common stock	1,911	1,596

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,588	297

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,532)	9,167
CASH AND CASH EQUIVALENTS
Beginning of period	65,413	34,708

End of period	$45,881	$43,875

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
Net income	$3,415	$3,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	421	376
Amortization and accretion	1,070	1,025
Provision for credit losses	540	540
Gain on sale of investment securities	(153)	(25)
Other	(695)	(644)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,598	$4,875

FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Representation:

     The financial statements for June 30, 2002 and 2001 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the six month period ending June 30, 2002 and 2001 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.

(In Thousands of Dollars)
Six Months Ended
June 30, 2002

Stockholders Equity

Common Stock
Balance 1/1/02	55,419
166,783 shares sold	1,911

Balance 6/30/02	57,330

Retained Earnings
Balance 1/1/02	20,672
Net Income	3,415
Dividends Declared: $.28 Cash dividends on common stock	(3,378)

Balance 6/30/02	20,709

Accumulated Other Comprehensive Income
Balance 1/1/02	1,741
Net change in unrealized appreciation on available for sale securities, net of income taxes	858

Balance 6/30/02	2,599

Treasury Stock, At Cost
Balance 1/1/02	(2,114)
Shares Purchased	(1,675)

Balance 6/30/02	(3,789)

Total Stockholders Equity at 6/30/02	76,849

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

Results of Operations

     The Corporation’s net income for the first six months of 2002 was $3.415 million, or $.28 per share, which is a 5.2% decrease compared with the $3.603 million, or $.30 per share earned during the same period last year. Return on average assets and return on average equity for the first six months of 2002 were 1.07% and 9.87% respectively, compared to 1.15% and 10.05% for the same period in 2001.

     The decrease in net income for the first six months of 2002 was the result of an increase in non-interest operating expenses and the narrowing of margins. Net interest income increased slightly while total other expenses increased $521 thousand or 6.4% compared to last year. As average loan balances decreased 1.33% over the past twelve months, loan yields also decreased from 8.05% in 2001 to 7.40% in 2002. This combination of decreasing balances and declining yields dropped loan income by $1.437 million or 7.65%. Although the average balance of securities and federal funds sold increased 32.59%, this increase was partially offset by a drop in its’ yield from 6.36% in 2001 to 4.82% in 2002.

     Interest expense on deposits and borrowings dropped $1.706 million or 15.70% over the same time period. During 2002, average deposits increased $37.511 million or 7.84% while the rates paid on deposits decreased from 3.77% in 2001 to 2.95% in 2002. The net effect of these rate and volume changes was a decrease in deposit interest expense of $1.395 million or 15.58%. Borrowing expense decreased $311 thousand or 16.26% compared to last year. This decrease is primarily the result of lower borrowing rates declining from 5.30% in 2001 to 4.10% in 2002.

     In 2002, investment security gains amounted to $153 thousand, compared to $25 thousand in 2001. Total other expenses increased from $8.169 million in 2001 to $8.690 million in 2002. Salaries and employee benefits increased $350 thousand or 7.99% compared to last year, primarily as a result of an increase in full-time equivalent employees. Other operating expenses also increased $151 thousand or 6.72%. The increase in full-time equivalent employees and other operating expenses is directly attributable to our growth in assets over the past twelve months. Management will continue to closely monitor noninterest expenses.

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

     Cash flows generated from operating activities decreased to $4.598 million compared to $4.875 million for the same period in 2001. This decrease of $277 thousand is mainly the result of a decrease in net interest received. Net cash flows used in investing activities amounted to $61.718 million in 2002 compared to $3.995 million provided by investing activities for the same period in 2001. Most of the current period’s decrease came from both purchases of investment securities and new loan growth outpacing repayments of loans made to customers.

     Net cash flows provided by financing activities were $37.588 million in 2002 compared to $297 thousand in 2001. In 2002, $32.121 million was generated from increases in deposits.

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 2002 the Corporation’s total risk-based capital ratio stood at 17.52%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.24% and 10.72%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Loan Portfolio

     The following shows the composition of loans at the dates indicated:

	(In Thousands of Dollars)
	June 30,	Dec. 31,
	2002	2001

Commercial, financial and agricultural	17,619	18,856
Real Estate — mortgage	280,351	261,268
Installment loans to individuals	151,278	155,346

Total Loans	449,248	435,470

     The following table sets forth aggregate loans in each of the following categories for the dates indicated:

	(In Thousands of Dollars)
	June 30,	Dec. 31,
	2002	2001

Loans accounted for on a nonaccrual basis	1,049	1,669

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	457	1,175

Loans considered troubled debt restructurings (not included in nonaccrual or contractually past due above)	0	0

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

	(In Thousands of Dollars)
	June 30,	Dec. 31,
	2002	2001

Gross interest that would have been recorded if the loans had been current in accordance with their original terms	31	50

Interest income included in income on the loans	0	0

Risk Elements (Continued)

A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of June 30, 2002, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.

Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:

	(In Thousands of Dollars)
	Six Months	Year
	Ended	Ended
	June 30,	Dec. 31,
	2002	2001

Balance at beginning of period	6,442	6,115
Loan losses:
Commercial, financial & agricultural	0	(61)
Real estate — mortgage	(16)	(51)
Installment loans to individuals	(575)	(1,151)

	(591)	(1,263)
Recoveries on previous loan losses:
Real estate — mortgage	0	34
Installment loans to individuals	212	476

	212	510

Net loan losses	(379)	(753)

Provision charged to operations (1)	540	1,080

Balance at end of period	6,603	6,442

Ratio of net credit losses to average net loans outstanding	.17%	.17%

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

	(In Thousands of Dollars)
	June 30,	Dec. 31,
Types of Loans	2002	2001

Commercial, financial & agricultural	1,887	1,841
Real estate — mortgage	2,028	1,881
Installment	2,688	2,720

Total	6,603	6,442

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

The percentage of loans in each category to total loans is summarized as follows:

	June 30,	Dec. 31,
Types of Loans	2002	2001

Commercial, financial & agricultural	3.9%	4.3%
Real Estate — mortgage	62.4%	60.0%
Installment loans to individuals	33.7%	35.7%

	100.0%	100.0%

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed or incorporated by references as part of this report:

2.	Not applicable

3(i)	Not applicable.

3(ii)	Not applicable.

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

(b)  - Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 13, 2002

/s/ Frank L. Paden

Frank L. Paden
President and Secretary

Dated: August 13, 2002

/s/ Carl D. Culp

Carl D. Culp
Executive Vice President
and Treasurer