Form 10-Q
period 2002-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2002-11-12
CIK 709337

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

Yes [ X ]             No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002

Common Stock, No Par Value	12,141,952 shares

PART I - FINANCIAL INFORMATION
Page
Item 1. Financial Statements
Included in Part I of this report:
Farmers National Banc Corp. and Subsidiary
Consolidated Balance Sheets	1
Consolidated Statements of Income and Comprehensive Income	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10
PART II - OTHER INFORMATION
Other Information, Signatures and Certifications	10-14

CONSOLIDATED BALANCE SHEETS FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
	(In Thousands of Dollars)
	September 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$24,936	$23,871
Federal funds sold	27,320	41,542

TOTAL CASH AND CASH EQUIVALENTS	52,256	65,413

Securities available for sale	238,148	143,575
Loans	448,069	435,470
Less allowance for credit losses	6,747	6,442

NET LOANS	441,322	429,028

Premises and equipment, net	12,938	13,009
Other assets	6,164	5,669

	$750,828	$656,694

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits (all domestic):
Noninterest-bearing	$50,455	$52,754
Interest-bearing	531,499	450,890

TOTAL DEPOSITS	581,954	503,644

U. S. Treasury interest-bearing demand note	801	141
Securities sold under repurchase agreements	59,979	47,444
Federal Home Loan Bank advances	24,173	26,832
Other liabilities and deferred credits	4,133	2,915

TOTAL LIABILITIES	671,040	580,976

Stockholders Equity:
Common Stock - Authorized 25,000,000 shares; issued and outstanding 12,158,161 in 2002 and 12,111,331 in 2001	58,277	55,419
Retained earnings	21,261	20,672
Accumulated other comprehensive income	4,657	1,741
Treasury stock, at cost; 376,570 shares in 2002 and 176,351 in 2001	(4,407)	(2,114)

TOTAL STOCKHOLDERS EQUITY	79,788	75,718

	$750,828	$656,694

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

INTEREST INCOME
Interest and fees on loans	$8,623	$9,274	$25,976	$28,064
Interest and dividends on securities:
Taxable interest	1,848	1,381	4,622	4,167
Nontaxable interest	392	364	1,102	966
Dividends	169	226	546	684
Interest on federal funds sold	148	245	537	679

TOTAL INTEREST INCOME	11,180	11,490	32,783	34,560

INTEREST EXPENSE
Deposits	3,433	4,367	10,994	13,323
Borrowings	785	818	2,387	2,731

TOTAL INTEREST EXPENSE	4,218	5,185	13,381	16,054

NET INTEREST INCOME	6,962	6,305	19,402	18,506
Provision for credit losses	270	270	810	810

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	6,692	6,035	18,592	17,696

OTHER INCOME
Service charges on deposit accounts	495	551	1,375	1,577
Investment security gains	79	35	232	60
Other operating income	290	341	831	894

TOTAL OTHER INCOME	864	927	2,438	2,531

OTHER EXPENSES
Salaries and employee benefits	2,433	2,260	7,162	6,639
Net occupancy expense of premises	271	272	800	801
Furniture and equipment expense, including depreciation	278	296	903	883
Intangible and other taxes	220	214	630	641
Other operating expenses	1,172	1,135	3,570	3,382

TOTAL OTHER EXPENSES	4,374	4,177	13,065	12,346

INCOME BEFORE FEDERAL INCOME TAXES	3,182	2,785	7,965	7,881
FEDERAL INCOME TAXES	941	776	2,309	2,269

NET INCOME	$2,241	$2,009	$5,656	$5,612
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on securities	2,058	1,075	2,916	2,137

COMPREHENSIVE INCOME	$4,299	$3,084	$8,572	$7,749

* NET INCOME PER SHARE	$0.19	$0.17	$0.47	$0.47

* Restated to reflect weighted average shares outstanding.

CONSOLIDATED STATEMENTS OF CASH FLOWS FARMERS NATIONAL BANC CORP. AND SUBSIDIARY	(In Thousands of Dollars) Nine Months Ended
	September 30, 2002	September 30, 2001

CASH FLOW FROM OPERATING ACTIVITIES
Interest received	$33,536	$35,921
Fees and commissions received	2,207	2,543
Interest paid	(13,930)	(16,261)
Cash paid to suppliers and employees	(12,468)	(12,022)
Income taxes paid	(1,624)	(2,434)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,721	7,747

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in interest-bearing time deposits maturing in more than 90 days	0	99
Proceeds from maturities and repayments of securities available for sale	22,076	20,874
Proceeds from sales of securities available for sale	1,518	8,144
Purchases of securities available for sale	(114,093)	(37,488)
Net decrease (increase) in loans made to customers	(14,059)	7,149
Purchases of premises and equipment	(617)	(575)

NET CASH USED IN INVESTING ACTIVITIES	(105,175)	(1,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	78,355	27,191
Net increase in short-term borrowings	13,150	1,596
Net decrease in Federal Home Loan Bank borrowings	(2,660)	(15,150)
Purchase of Treasury Stock	(2,293)	(545)
Dividends paid	(5,113)	(4,664)
Proceeds from sale of common stock	2,858	2,416

NET CASH PROVIDED BY FINANCING ACTIVITIES	84,297	10,844

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,157)	16,794
CASH AND CASH EQUIVALENTS
Beginning of period	65,413	34,708

End of period	$52,256	$51,502

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
Net income	$5,656	$5,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	627	549
Amortization and accretion	1,613	1,647
Provision for credit losses	810	810
Gain on sale of investment securities	(232)	(60)
Other	(753)	(811)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,721	$7,747

FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Representation:

     The financial statements for September 30, 2002 and 2001 have been prepared by management without audit and, therefore, have not been certified by our Independent Certified Public Accountants.

     In the opinion of the management of the registrant, the accompanying consolidated financial statements for the nine month period ending September 30, 2002 and 2001 include all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the periods.

(In Thousands of Dollars)
Stockholders Equity	Nine Months Ended
September 30, 2002

Common Stock
Balance 1/1/02	55,419
247,049 shares sold	2,858

Balance 9/30/02	58,277

Retained Earnings
Balance 1/1/02	20,672
Net Income	5,656
Dividends Declared: $.42 Cash dividends on common Stock	(5,067)

Balance 9/30/02	21,261

Accumulated Other Comprehensive Income
Balance 1/1/02	1,741
Net change in unrealized appreciation on available for sale securities, net of income taxes	2,916

Balance 9/30/02	4,657

Treasury Stock, At Cost
Balance 1/1/02	(2,114)
Shares Purchased	(2,293)

Balance 9/30/02	(4,407)

Total Stockholders Equity at 9/30/02	79,788

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

Results of Operations

     The Corporation’s net income for the first nine months of 2002 was $5.656 million, or $.47 per share, which is a .78% increase compared with the $5.612 million, or $.47 per share earned during the same period last year. Return on average assets and return on average equity for the first nine months of 2002 were 1.08% and 10.37% respectively, compared to 1.18% and 10.27% for the same period in 2001.

     The slight increase in net income for the first nine months of 2002 was the result of an increase in net interest income. This increase in net interest income was offset by an increase in the Corporation’s total of noninterest expenses. These expenses increased $718 thousand or 5.82% over last year’s totals. Net interest income increased $896 thousand or 4.84%. Total interest income at September 30, 2002 was $1.777 million lower or 5.14% compared to totals reported at the same time last year. As average loan balances decreased .39% over the past twelve months, loan yields also decreased from 8% in 2001 to 7.33% in 2002. This combination of decreasing balances and declining yields dropped loan income by $2.088 million or 7.44%. Although the average balance of securities and federal funds sold increased 36.67%, this increase was partially offset by a drop in its’ yield from 6.21% in 2001 to 4.78% in 2002.

     Interest expense on deposits and borrowings dropped $2.673 million or 16.65% over the same time period. During 2002, average deposits increased $48.138 million or 9.98% while the rates paid on deposits decreased from 3.69% in 2001 to 2.77% in 2002. The net effect of these rate and volume changes was a decrease in deposit interest expense of $2.329 million or 17.48%. Borrowing expense decreased $344 thousand or 12.6% compared to last year. This decrease is primarily the result of lower overall borrowing rates declining from 5.06% in 2001 to 3.96% in 2002.

     In 2002, investment security gains amounted to $232 thousand, compared to $60 thousand in 2001. Excluding investment security gains, total other income decreased $266 thousand or 10.76% over the same time period. This decrease is the result of the bank tightening its’ standards on overdrawn customer checking accounts. Total other expenses increased from $12.346 million in 2001 to $13.064 million in 2002. Salaries and employee benefits increased $523 thousand or 7.88% compared to last year, primarily as a result of an increase in full-time equivalent employees. Other operating expenses also increased $187 thousand or 5.53%. The increase in full-time equivalent

Results of Operations (Continued)

employees and other operating expenses is directly attributable to a 17% growth in assets over the past twelve months. Management will continue to closely monitor noninterest expenses.

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

     Cash flows generated from operating activities decreased to $7.721 million compared to $7.747 million for the same period in 2001. This decrease of $26 thousand is mainly the result of an increase in cash paid to suppliers and employees. Net cash flows used in investing activities amounted to $105.175 million in 2002 compared to $1.797 million for the same period in 2001. Most of the current period’s increase came from purchases of investment securities.

     Net cash flows provided by financing activities were $84.297 million in 2002 compared to $10.844 million in 2001. In 2002, $78.355 million was generated from increases in deposits.

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 2002 the Corporation’s total risk-based capital ratio stood at 17.37%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.11% and 10.36%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Loan Portfolio

The following shows the composition of loans at the dates indicated:

	(In Thousands of Dollars)
	Sept. 30,	Dec. 31,
	2002	2001

Commercial, financial and agricultural	17,475	18,856
Real Estate - mortgage	284,164	261,268
Installment loans to individuals	146,430	155,346

Total Loans	448,069	435,470

The following table sets forth aggregate loans in each of the following categories for the dates indicated:

	(In Thousands of Dollars)
	Sept. 30,	Dec. 31,
	2002	2001

Loans accounted for on a nonaccrual basis	1,069	1,669
Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	473	1,175
Loans considered troubled debt restructurings (not included in nonaccrual or contractually past due above)	0	0

Management knows of no loans not included in the table above where serious doubt exists as to the ability of the borrower to comply with the current loan repayment terms.

The following shows the amounts of contracted interest income and interest income reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the periods indicated:

	(In Thousands of Dollars)
	Sept. 30,	Dec. 31,
	2002	2001

Gross interest that would have been recorded if the loans had been current in accordance with their original terms	54	50
Interest income included in income on the loans	0	0

Risk Elements (Continued)

A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan. Generally, once a loan is placed on a nonaccrual basis, interest that may be accrued and not collected on the loan is charged against earnings.

As of September 30, 2002, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans. As of that date also, there are no other interest-earning assets that are either nonaccrual, past due or restructured.

Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the periods indicated:

	(In Thousands of Dollars)
	Nine Months	Year
	Ended	Ended
	Sept. 30,	Dec. 31,
	2002	2001

Balance at beginning of period	6,442	6,115
Loan losses:
Commercial, financial & agricultural	0	(61)
Real estate - mortgage	(32)	(51)
Installment loans to individuals	(804)	(1,151)

	(836)	(1,263)
Recoveries on previous loan losses:
Real estate - mortgage	0	34
Installment loans to individuals	331	476

	331	510

Net loan losses	(505)	(753)
Provision charged to operations (1)	810	1,080

Balance at end of period	6,747	6,442

Ratio of net credit losses to average net loans outstanding	.15%	.17%

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

	(In Thousands of Dollars)
	Sept. 30,	Dec. 31,
Types of Loans	2002	2001

Commercial, financial & agricultural	1,983	1,841
Real estate - mortgage	2,045	1,881
Installment	2,719	2,720

Total	6,747	6,442

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

The percentage of loans in each category to total loans is summarized as follows:

	Sept. 30,	Dec. 31,
Types of Loans	2002	2001

Commercial, financial & agricultural	3.9%	4.3%
Real Estate - mortgage	63.4%	60.0%
Installment loans to individuals	32.7%	35.7%

	100.0%	100.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There are no material changes from the end of the preceding fiscal year that would cause additional disclosure of the bank’s exposure to market risk.

Item 4. Controls and Procedures

     Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

10.        Not applicable.

11.        Not applicable.

15.        Not applicable.

18.        Not applicable.

19.        Not applicable.

22.        Not applicable.

23.        Not applicable.

24.        Not applicable.

99.        Not applicable.

(b) - Reports on Form 8-K

      No reports on Form 8-K were filed for the three months ended September 30, 2002.

           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 12, 2002

/s/Frank L. Paden

Frank L. Paden
President and Secretary

Dated: November 12, 2002

/s/Carl D. Culp

Carl D. Culp
Executive Vice President
and Treasurer

CERTIFICATIONS

Certification of Chief Executive Officer
CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q

I, Frank L. Paden, Chief Executive Officer of the Corporation, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Farmers National Banc Corp. (the “Corporation”);

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in the internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Frank L. Paden

Frank L. Paden
Chief Executive Officer
November 12, 2002

Certification of Chief financial Officer
CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q

I, Carl D. Culp. Chief Financial Officer of the Corporation, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Farmers National Banc Corp. (the “Corporation”);

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in the internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Carl D. Culp

Carl D. Culp
Chief Financial Officer
November 12, 2002