Form 10-K
period 2002-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2003-03-27
CIK 709337

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Common Stock, no par value

 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X   No

The registrant estimates that the aggregate market value of the voting stock held by non-affiliates of the registrant (including 413,184 shares held by executive officers and directors of the registrant) was approximately $143,756,746 based upon the last sales price as of June 30, 2002.

As of June 30, 2002, the registrant had outstanding 12,131,371 shares of common stock having no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K
into which
Document	Document is Incorporated

2002 Annual Report to Shareholders	II

Definitive proxy statement for the 2002 Annual Meeting of Shareholders to be held on March 27, 2003	III

Form 10-K Cross Reference Index to Annual Report to Shareholders

Part I

Item 1 - Business

Description of Business	Inside front cover

Average Balance Sheets/Yields/Rates	8

Rate and Volume Analysis	9

Securities	14-15

Loans	12-13

Risk Elements of Loan Portfolio	14

Loan Loss Experience	13

Deposits	15

Financial Ratios	7

Short-Term Borrowings	27

Part II

Item 5

Market For Registrant’s Common Stock and Related Stockholder Matters	17

Item 6

Selected Financial Data	7

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-17

Item 7A

Quantitative and Qualitative Disclosures About Market Risk	11

Item 8

Financial Statements and Supplementary Data	17, 20-33

Part IV

Management Report	18

Report of Hill, Barth & King LLC Independent Auditors	19

Financial Statements:

Consolidated Balance Sheets - December 31, 2002 and 2001	20

Consolidated Statements of Income & Comprehensive Income — Calendar Years 2002, 2001 and 2000	21

Consolidated Statement of Stockholders’ Equity — Calendar Years 2002, 2001 and 2000	22

Consolidated Statements of Cash Flows — Calendar Years 2002, 2001 and 2000	23

Notes to Consolidated Financial Statements	24-33

FARMERS NATIONAL BANC CORP.
FORM 10-K
2002

INDEX

Page

Part I.

Item 1	Business:

	General	I-2

Item 2	Properties	I-6

Item 3	Legal Proceedings	I-7

Item 4	Submission of Matters to a Vote of Security Holders	I-7

Part II.

Item 5	Market for Registrant's Common Equity and Related

	Stockholder Matters	I-7

Item 9	Changes in and Disagreements with Accountants

	on Accounting and Financial Disclosure	I-7

Part III.

Item 10	Directors and Executive Officers of the Registrant	III-1

Item 11	Executive Compensation	III-2

Item 12	Security Ownership of Certain Beneficial Owners and

	Management	III-2

Item 13	Certain Relationships and Related Transactions	III-2

Item 14	Controls and Procedures	III-2

Part IV.

Item 15	Exhibits, Financial Statement Schedules, and Reports

	on Form 8-K	IV-1

Accountant’s Consent		IV-2

Signatures		IV-3

Index to Exhibits		IV-4

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

Supervision and Regulation

     The Corporation is a one bank holding company and is regulated by the Federal Reserve Bank (the “FRB”). The bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). Changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and the Corporation’s capital position as of December 31, 2002 are presented in Note K on page 29 of the annual report to shareholders for the year ended December 31, 2002 and is hereby incorporated by reference.

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

Supervison and Regulation (Continued)

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

Item 2. Properties

Farmers National Banc Corp.’s Properties

The Farmers National Banc Corp. owns no property. Operations are conducted at 20 South Broad Street, Canfield, Ohio.

Bank Property

The Main Office is located at 20 S. Broad Street, Canfield, Ohio. The other 17 offices of the Bank are:

Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio

Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio

Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio

Colonial Plaza Office	401 E. Main St. Canfield, Ohio

Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio

Salem Office	1858 E. State Street, Salem, Ohio

Columbiana Office	340 State Rt. 14, Columbiana, Ohio

Leetonia Office	16 Walnut St., Leetonia, Ohio

Damascus Office	29053 State Rt. 62 Damascus, Ohio

Poland Office	106 McKinley Way West, Poland, Ohio

Niles Office	1 South Main Street, Niles, Ohio

Niles Drive Up	170 East State Street, Niles, Ohio

Girard Office	121 North State Street, Girard, Ohio

Eastwood Office	5845 Youngstown-Warren Rd, Niles, Ohio

Warren Office	2910 Youngstown-Warren Rd, Warren, Ohio

Mineral Ridge Office	3826 South Main Street, Mineral Ridge, Ohio

Niles Operation Center	51 South Main Street, Niles, Ohio

Canfield Operation Office	7131 Akron-Canfield Rd, Canfield, Ohio

The bank owns all locations except the Colonial Plaza and Canfield Operation Office. The Colonial Plaza is occupied under an operating lease expiring in 2004. The Canfield Operation Office is under a month-to-month lease.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2002.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Equity Compensation Plan Information
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	55,500	$11/share	319,500

Information regarding the equity (stock-based) compensation plan is set forth in the registrant’s annual report in Notes A and J in the Notes to Consolidated Financial Statements. The annual report is attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 27, 2003, the Corporation determined to engage Crowe, Chizek and Company LLP (“Crowe Chizek”) as its independent public accountants for the 2003 fiscal year. Crowe Chizek replaces Hill, Barth & King LLC (“Hill, Barth & King”). The Corporation’s Board of Directors, upon recommendation by the Audit Committee of the Board of Directors, approved the change in independent public accountants. The change in independent accountants becomes effective with the filing of this Annual Report on Form 10-K.

Item 9 (Continued)

During the fiscal years ended December 31, 2002 and December 31, 2001, and during the subsequent interim period through March 27, 2003, there were no disagreements between the Corporation and Hill, Barth & King on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Hill, Barth & King’s satisfaction,would have caused Hill, Barth & King to make reference to the subject matter of the disagreement in connection with its reports on the Corporation’s consolidated financial statements for such periods.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to Directors is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders which will be held March 27, 2003. The proxy statement is attached hereto.

Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 1, 2003:

Name	Age	Position Held

William D. Stewart	73	Chairman

Frank L. Paden	52	President and Secretary

Carl D. Culp	39	Executive Vice President and Treasurer

Donald F. Lukas	56	Senior Vice President

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

Item 10 (Continued)

Mr. Donald F. Lukas has served as Senior Vice President of the registrant since March 1996. Prior to that time, he was Vice President of the Bank since March 1987.

Item 11. Executive Compensation

Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 27, 2003. The proxy statement is attached hereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 27, 2003. The proxy statement is attached hereto.

Item 13. Certain Relationships and Related Transactions

Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 27, 2003. The proxy statement is attached hereto.

Item 14. Controls and Procedures

     Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

III-2

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Financial Statements

Included in Part II of this report

Item 8., Financial Statements and Supplementary Data is set forth in the registrant’s 2002 Annual Report to Shareholders and is incorporated by reference in Part II of this report

(a)2. Financial Statement Schedules	Page

Accountant’s consent	IV-2

All schedules are omitted because they are not applicable.

(a)3. Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page IV-4 hereof and is incorporated herein by reference.

(b) Report on Form 8-K

No reports were filed for three months ended December 31, 2002.

INDEPENDENT AUDITOR’S CONSENT

FARMERS NATIONAL BANC CORP.:

     We hereby consent to the incorporation by reference in this Annual Report (Form 10-K) of our report dated January 17, 2003, relating to the consolidated financial statements of Farmers National Banc Corp. and subsidiary.

/s/ HILL, BARTH & KING LLC
Warren, Ohio
March 24, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.	Farmers National Banc Corp.

/s/ Frank L. Paden Frank L. Paden President and Secretary March 27, 2003	/s/ Carl D. Culp Carl D. Culp Executive Vice President and Treasurer March 27, 2003

/s/ William D. Stewart William D. Stewart	Chairman	March 27, 2003

/s/ Benjamin R. Brown Benjamin R. Brown	Director	March 27, 2003

/s/ Joseph D. Lane Joseph D. Lane	Director	March 27, 2003

/s/ Ralph D. Macali Ralph D. Macali	Director	March 27, 2003

/s/ David C. Myers David C. Myers	Director	March 27, 2003

/s/ Edward A. Ort Edward A. Ort	Director	March 27, 2003

/s/ Frank L. Paden Frank L. Paden	President and Director	March 27, 2003

/s/ Ronald V. Wertz Ronald V. Wertz	Director	March 27, 2003

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by references as part of this report:

2.	Not applicable.

3(i).	Not applicable.

3(ii).	Not applicable.

4.	The registrant agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the registrant and its subsidiaries.

9.	Not applicable.

10.	Not applicable.

11.	Not applicable.

12.	Not applicable.

13.	Annual Report to security holders (filed herewith).

16.	Not applicable.

18.	Not applicable.

21.	Subsidiaries of the registrant (Subsidiary of the registrant is incorporated by reference in Part I, Item 1 of this report).

22.	Not applicable.

23.	Not applicable.

24.	Not applicable.

99.	Definitive Proxy Statement (filed herewith)

Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.

CERTIFICATIONS

Certification of Chief Executive Officer
CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K

I, Frank L. Paden, Chief Executive Officer of the Corporation, certify that:

1) I have reviewed this annual report on Form 10-K of Farmers National Banc Corp. (the “Corporation”);

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in the internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Frank L. Paden

Frank L. Paden
Chief Executive Officer
March 27, 2003

Certification of Chief Financial Officer
CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K

I, Carl D. Culp, Chief Financial Officer of the Corporation, certify that:

1) I have reviewed this annual report on Form 10-K of Farmers National Banc Corp. (the “Corporation”);

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in the internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Carl D. Culp

Carl D. Culp
Chief Financial Officer
March 27, 2003