Form 10-Q
period 2003-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2003-05-12
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2003	Commission file number 2-80339

FARMERS NATIONAL BANC CORP.
(Exact name of registrant as specified in its charter)

OHIO	34-1371693

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

20 South Broad Street Canfield, OH 44406	44406

(Address of principal executive offices)	(Zip Code)

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

Yes    X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    X          No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common Stock, No Par Value	12,435,779 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Included in Part I of this report:

Page
Number
Farmers National Banc Corp. and Subsidiary

Consolidated Balance Sheets	1

Consolidated Statements of Income and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Unaudited Consolidated Financial Statements	4-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4. Controls and Procedures	9

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 2. Changes in Securities	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	10-11

SIGNATURES	12

10-Q Certifications	13-14

Section 906 Certifications	15-16

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)	(In Thousands of Dollars)
	March 31,	December 31,
	2003	2002

ASSETS

Cash and due from banks	$31,364	$31,204

Federal funds sold	16,813	4,537

TOTAL CASH AND CASH EQUIVALENTS	48,177	35,741

Securities available for sale	261,466	251,089

Loans	461,871	449,693

Less allowance for credit losses	6,877	6,779

NET LOANS	454,994	442,914

Premises and equipment, net	13,219	12,892

Other assets	6,125	5,462

	$783,981	$748,098

LIABILITIES AND STOCKHOLDERS EQUITY

Deposits (all domestic):

Noninterest-bearing	$49,698	$51,001

Interest-bearing	552,193	537,253

TOTAL DEPOSITS	601,891	588,254

U. S. Treasury interest-bearing demand note	418	810

Securities sold under repurchase agreements	72,173	51,117

Federal Home Loan Bank advances	23,490	23,022

Other liabilities and deferred credits	4,749	3,943

TOTAL LIABILITIES	702,721	667,146

Stockholders’ Equity:

Common Stock — Authorized 25,000,000 shares; issued 12,927,922 in 2003 and 12,854,352 in 2002	63,764	62,631

Retained earnings	18,749	18,404

Accumulated other comprehensive income	4,638	4,887

Treasury stock, at cost; 480,143 shares in 2003 and 418,774 in 2002	(5,891)	(4,970)

TOTAL STOCKHOLDERS’ EQUITY	81,260	80,952

	$783,981	$748,098

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31,	March 31,
	2003	2002

INTEREST INCOME

Interest and fees on loans	$8,232	$8,631

Interest and dividends on securities:

Taxable interest	2,081	1,292

Nontaxable interest	409	351

Dividends	159	204

Interest on federal funds sold	42	188

TOTAL INTEREST INCOME	10,923	10,666

INTEREST EXPENSE

Deposits	3,002	3,800

Borrowings	712	811

TOTAL INTEREST EXPENSE	3,714	4,611

NET INTEREST INCOME	7,209	6,055

Provision for credit losses	270	270

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	6,939	5,785

OTHER INCOME

Service charges on deposit accounts	453	444

Investment security gains	0	36

Other operating income	255	293

TOTAL OTHER INCOME	708	773

OTHER EXPENSES

Salaries and employee benefits	2,563	2,360

Net occupancy expense of premises	289	265

Furniture and equipment expense, including depreciation	296	324

Intangible and other taxes	219	199

Other operating expenses	1,160	1,174

TOTAL OTHER EXPENSES	4,527	4,322

INCOME BEFORE FEDERAL INCOME TAXES	3,120	2,236

FEDERAL INCOME TAXES	914	633

NET INCOME	$2,206	$1,603

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Change in net unrealized gains on securities, net of reclassifications	(249)	(495)

COMPREHENSIVE INCOME	$1,957	$1,108

* NET INCOME PER SHARE-basic and diluted	$0.18	$0.13

* DIVIDENDS PER SHARE	$0.15	$0.14

* Restated to reflect weighted average shares outstanding

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(In Thousands of Dollars)
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY	Three Months Ended
(Unaudited)	March 31,	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,680	$2,273

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities and repayments of securities available for sale	11,200	4,688

Proceeds from sales of securities available for sale	0	1,117

Purchases of securities available for sale	(22,285)	(8,290)

Net increase in loans made to customers	(12,705)	(7,193)

Purchases of premises and equipment	(561)	(127)

NET CASH USED IN INVESTING ACTIVITIES	(24,351)	(9,805)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	13,682	16,602

Net increase (decrease) in short-term borrowings	20,648	(990)

Proceeds from Federal Home Loan Bank borrowings	1,200	4,460

Repayment of Federal Home Loan Bank borrowings	(732)	(586)

Purchase of Treasury Stock	(921)	(661)

Dividends paid	(1,903)	(1,742)

Proceeds from sale of common stock	1,133	983

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,107	18,066

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,436	10,534

CASH AND CASH EQUIVALENTS

Beginning of period	35,741	65,413

End of period	$48,177	$75,947

SUPPLEMENTAL DISCLOSURES

Interest paid	(3,676)	(4,754)

Income taxes paid	(72)	0

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principals of Consolidation:

     The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, The Farmers National Bank of Canfield. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation:

     The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”), for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders included in the Company’s 2002 Annual Report on Form 10-K. The interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Estimates:

     To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for credit losses and fair values of certain securities are particularly subject to change.

Segments:

     The Company provides a broad range of financial services to individuals and companies in northeastern Ohio. While the Company’s chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

Stock-Based Compensation:

     Employee compensation expense under stock options is reported using the intrinsic valuation method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation.

Notes to Unaudited Consolidated Financial Statements (continued)

	(Dollars in thousands, except per share data)
	Three months ended March 31,

	2003	2002

Net income, as reported	$2,206	$1,603

Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5)	(5)

Pro forma net income	$2,201	$1,598

Earnings per share:

As reported	$.18	$.13

Pro forma	$.18	$.13

Earnings Per Share:

     The following table discloses Earnings Per Share for the three months ended March 31, 2003 and March 31, 2002.

Three months ended March 31,	2003	2002

Basic EPS computation

Numerator – Net income	$2,205,945	$1,603,238

Denominator – Weighted average shares outstanding	12,405,858	12,321,948

Basic earnings per share	$.18	$.13

Diluted EPS computation

Numerator – Net income	$2,205,945	$1,603,238

Denominator – Weighted average shares outstanding for basic earnings per share	12,405,858	12,321,948

Effect of Stock Options	14,557	1,822

Weighted averages shares for diluted earnings per share	12,420,415	12,323,770

Diluted earnings per share	$.18	$.13

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Among the important factors that could cause actual results to differ materially are interest rates, changes in the mix of the company’s business, competitive pressures, general economic conditions and the risk factors detailed in the company’s other periodic reports and registration statements filed with the Securities and Exchange Commission.

Results of Operations

     The Corporation’s net income for the first three months of 2003 was $2.21 million, or $.18 per share, which is a 37.6% increase compared with the $1.60 million, or $.13 per share earned during the same period last year. Return on average assets and return on average equity for the first three months of 2003 were 1.17% and 10.81% respectively, compared to 1.11% and 9.85% for the same period in 2002.

Net Interest Income. Net interest income for the quarter ended March 31, 2003 totaled $7.21 million, an increase of $1.15 million over the quarter ended March 31, 2002. While interest income increased $257 thousand or 2.41%, interest expense decreased $897 thousand or 19.45%. The increase in interest income was attributable to a 14.35% increase in average earning assets. This increase was partially offset by a decrease of 73 basis points in the yield on average earning assets. The growth in average earning assets occurred mainly in the investment portfolio. The decline in interest expense was mainly due to a 100 basis points decrease in the rates paid on deposits, caused by a general decline in interest rates. This drop in deposit rates helped boost our tax equated net interest margin from 4.09% at December 31, 2002 to 4.25% at March 31, 2003.

Other Income. Total other income decreased by $65 thousand or 8.41% from a year ago. This decrease is attributable to a decrease in non-recurring income. Non-recurring income amounted to $5 thousand for the quarter ended March 31, 2003 and $59 thousand for the quarter ended March 31, 2002.

Other Expense. Other expense was $4.53 million for the quarter ended March 31, 2003 compared to $4.32 million for the quarter ended March 31, 2002. This increase of 4.74% mostly occurred in the area of salaries and employee benefits. Salaries and employee benefits increased $203 thousand or 8.60% due primarily to a substantial increase in employee health insurance costs. These health insurance costs increased $137 thousand or 46.86%. The efficiency ratio improved to 57.18% for the first quarter of 2003 compared to 63.63% for the first quarter of 2002. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes. Income tax expense totaled $914 thousand for the quarter ended March 31, 2003 and $633 thousand for the quarter ended March 31, 2002, an increase of 44.39%. The increase in federal income taxes is a result of the substantial increase in net interest income discussed earlier. The effective tax rate for the first three months of 2003 was 29.29% compared to 28.31% for the first three months of 2002.

Financial Condition

     Total assets grew $35.88 million or 4.80% since December 31, 2002. Average earning assets increased $89.47 million or 14.35% when comparing March 31, 2003 to March 31, 2002. Total liabilities increased $35.58 million or 5.33% since December 31, 2002. Average interest-bearing liabilities increased $92.58 million or 17.39% from March 31, 2002 to March 31, 2003. Capital ratios remain solid, as shown by the ratio of equity to total assets at March 31, 2003 of 10.37%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Securities. Securities available for sale grew $10.38 million or 4.13% since December 31, 2002. In addition, average investments increased $72.15 million or 38.52% when comparing March 31, 2003 to March 31, 2002. As the interest-bearing liabilities increased, they were primarily invested in high-grade investment securities. Most of this investment occurred in mortgage-backed securities and federal agencies.

Loans. Gross loans increased $12.18 million or 2.71% since December 31, 2002. Furthermore, average loans increased $17.31 million or 3.97% from March 31, 2002 to March 31, 2003. Most of this increase from the prior year comparable quarter occurred in the Commercial Real Estate Portfolio.

Allowance for Credit Losses. The allowance for credit losses as a percentage of loans decreased from 1.51% at December 31, 2002 to 1.49% at March 31, 2003. The provision for credit losses was $270 thousand for the periods ending March 31, 2003 and 2002. Net charge-offs totaled $172 thousand for the quarter ended March 31, 2003 down from $195 thousand for the quarter ended March 31, 2002. Annualized net charge-offs to average loans for the first three months of 2003 was .15% compared to .18% for the first three months of 2002. Non-performing assets to total loans decreased from .38% as of December 31, 2002 to .32% as of March 31, 2003.

     The provision for credit losses charged to operating expense is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased $13.64 million or 2.32% since December 31, 2002. Average deposits increased $88.17 million or 17.45% when comparing March 31, 2003 to March 31, 2002. Most of this deposit growth from the prior year comparable quarter occurred in the Company’s money market accounts.

Borrowings. Total borrowings increased $21.13 million or 28.20% since December 31, 2002. This increase was caused by repurchase agreements growing $21.06 million.

Capital Resources. The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 2003 the Corporation’s total risk-based capital ratio stood at 17.27%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.99% and 10.13%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Critical Accounting Policies

     The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in Farmers National Banc Corp.’s 2002 Annual Report to Shareholders included in Farmers National Banc Corp.’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified one accounting policy that is a critical accounting policy and an understanding of this policy

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

is necessary to understand our financial statements. This policy relates to determining the adequacy of the allowance for credit losses. Additional information regarding this policy is included in the section captioned “Allowance for Credit Losses”.

Liquidity

     The Corporation maintains, in the opinion of management, liquidity sufficient to satisfy depositors’ requirements and meet the credit needs of customers. The Corporation depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Corporation’s ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of liquidity for the Company include assets considered relatively liquid, such as federal funds sold, cash and due from banks, as well as cash flows from maturities and repayments of loans, and investment securities.

     The primary investing activities of the Company are originating loans and purchasing securities. Net cash used in investing activities amounted to $24.35 million for the first quarter of 2003 compared to $9.81 million for the first quarter of 2002. Net increases in loans were $12.71 million in 2003 compared to $7.19 million in 2002. Investment purchases, net of investment proceeds from maturities and repayments, totaled $11.09 million for the three months ended March 31, 2003 and $3.60 million for the three months ended March 31, 2002.

     The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $33.11 million for the first quarter of 2003 and $18.07 million for the first quarter of 2002. A net increase in deposits provided $13.68 million in 2003 and $16.60 million in 2002. In addition, a net increase in short-term borrowings provided $20.65 million in 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company.

     The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100, 200 and 300 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100, 200 or 300 basis points over a 12 month period, using February 28, 2003 amounts as a base case, the Company’s change in net interest income would be less than the board mandated limits.

     The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002. There has been no material change in the disclosure regarding market risk due to the stability of the balance sheet.

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

(a)  Farmers National Banc Corp’s annual meeting of shareholders was held on March 27, 2003.

(b & c) Proxies were solicited by Farmers National Banc Corp’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. Elected to serve as director were management’s nominees:

Elected Director	Votes For	Votes Against

Benjamin R. Brown	8,998,573	3,066

Edward A. Ort	8,825,261	165,617

William D. Stewart	8,958,943	44,706

Continuing Director	Term Expiring

Ralph D. Macali	March 2004

Earl R. Scott-Board Appointed	March 2004

Frank L. Paden	March 2004

Joseph D. Lane	March 2005

Ronald V. Wertz	March 2005

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

10.	Not applicable.

11.	Not applicable.

15.	Not applicable.

18.	Not applicable.

19.	Not applicable.

22.	Not applicable.

23.	Not applicable.

24.	Not applicable.

99.1	Certification of Chief Executive Officer (Filed herewith)

99.2	Certification of Chief Financial Officer (Filed herewith)

(b) - Reports on Form 8-K

     Two Form 8-K’s were filed for the three months ended March 31, 2003. The first Form 8-K was dated March 17, 2003 and applied to Item 5, Other Events. It announced that the Board of Directors had approved a stock repurchase program authorizing the acquisition of up to 4.9% of Farmers National Banc Corp.’s outstanding stock during a one-year period of time from March 2003.

     Additionally, Director David C. Myers announced that he has provided the Company with a formal notice of his retirement from the Board of Directors of the Company and its subsidiary bank, The Farmers National Bank of Canfield. Mr. Myers has expressed that his retirement shall be effective as of March 27, 2003, the date of the annual meeting of shareholders.

     The second Form 8-K was dated March 27, 2003 and applied to Item 4, Change in Registrant’s Certifying Accountant. It read as follows: The Company’s Audit Committee of the Board of Directors has engaged the services of Crowe, Chizek and Company LLP as its new public accounting firm. Crowe Chizek was engaged as the Company’s new public accounting firm on March 27, 2003 and will conduct the year-end 2003 audit for Farmers.

Item 6. Exhibits and Reports on Form 8-K (continued)

     The auditor for Farmers National Banc Corp. had been Hill, Barth and King LLC since 1983. In order to continue as the independent auditor for Farmers National Banc Corp., Hill, Barth and King was required to register with the Public Company Accounting Oversight Board established under the Sarbanes-Oxley Act of 2002. Hill, Barth and King recently informed Farmers that it is exploring various alternatives regarding its SEC client practice and probably will not become registered with the Board due to the initial costs and ongoing expenses required to qualify as a registered public accounting firm. For that reason, the Audit Committee of the Board of Directors conducted an extensive review of potential public accounting firms. As a result of that review, the Board of Directors, upon recommendation of the Audit Committee approved the selection of Crowe Chizek and Company LLC as its public accounting firm. During the fiscal years ended December 31, 2001 and December 2002, there were no disagreements between Farmers National Banc Corp. and Hill, Barth and King on any matter of accounting principles of practice, financial statement disclosure auditing scope or any other auditing issues.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 12, 2003

/s/Frank L. Paden

Frank L. Paden
President and Secretary

Dated: May 12, 2003

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

4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in the internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Frank L. Paden

Frank L. Paden
Chief Executive Officer
May 12, 2003

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

4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in the internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Carl D. Culp

Carl D. Culp
Chief Financial Officer
May 12, 2003