Form 10-Q
period 2003-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2003-08-12
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended June 30, 2003	Commission file number	2-80339

FARMERS NATIONAL BANC CORP.
(Exact name of registrant as specified in its charter)

OHIO	34-1371693

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

20 South Broad Street Canfield, OH 44406	44406

(Address of principal executive offices)	(Zip Code)

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

Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003

Common Stock, No Par Value	12,419,562 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Included in Part I of this report:		Page Number
	Farmers National Banc Corp. and Subsidiary

	Consolidated Balance Sheets	1

	Consolidated Statements of Income and Comprehensive Income	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Unaudited Consolidated Financial Statements	4-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11-12

SIGNATURES		13

10-Q Certifications		14-15

Section 906 Certifications		16-17

See accompanying notes to consolidated financial statements

\

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

(Unaudited)	(In Thousands of Dollars)
	June 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$30,274	$31,204
Federal funds sold	4,438	4,537

TOTAL CASH AND CASH EQUIVALENTS	34,712	35,741

Securities available for sale	288,213	251,089
Loans	462,342	449,693
Less allowance for credit losses	6,900	6,779

NET LOANS	455,442	442,914

Premises and equipment, net	14,329	12,892
Other assets	5,803	5,462

	$798,499	$748,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits (all domestic):
Noninterest-bearing	$51,713	$51,001
Interest-bearing	553,007	537,253

TOTAL DEPOSITS	604,720	588,254

U. S. Treasury interest-bearing demand note	791	810
Securities sold under repurchase agreements	82,701	51,117
Federal Home Loan Bank advances	22,990	23,022
Other liabilities and deferred credits	4,322	3,943

TOTAL LIABILITIES	715,524	667,146

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 12,995,880 in 2003 and 12,854,352 in 2002	64,879	62,631
Retained earnings	19,313	18,404
Accumulated other comprehensive income	5,484	4,887
Treasury stock, at cost; 529,818 shares in 2003 and 418,774 in 2002	(6,701)	(4,970)

TOTAL STOCKHOLDERS’ EQUITY	82,975	80,952

	$798,499	$748,098

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

(Unaudited)	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$8,285	$8,722	$16,517	$17,353
Interest and dividends on securities:
Taxable interest	2,160	1,482	4,241	2,774
Nontaxable interest	418	359	827	710
Dividends	161	173	320	377
Interest on federal funds sold	64	200	106	388

TOTAL INTEREST INCOME	11,088	10,936	22,011	21,602

INTEREST EXPENSE
Deposits	2,770	3,760	5,772	7,561
Borrowings	883	792	1,595	1,602

TOTAL INTEREST EXPENSE	3,653	4,552	7,367	9,163

NET INTEREST INCOME	7,435	6,384	14,644	12,439
Provision for credit losses	200	270	470	540

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	7,235	6,114	14,174	11,899

OTHER INCOME
Service charges on deposit accounts	485	436	938	880
Investment security gains	0	117	0	153
Other operating income	264	248	519	541

TOTAL OTHER INCOME	749	801	1,457	1,574

OTHER EXPENSES
Salaries and employee benefits	2,655	2,369	5,218	4,729
Net occupancy expense of premises	254	264	543	529
Furniture and equipment expense, including depreciation	297	299	593	624
State and local taxes	218	211	437	410
Other operating expenses	1,116	1,225	2,276	2,398

TOTAL OTHER EXPENSES	4,540	4,368	9,067	8,690

INCOME BEFORE FEDERAL INCOME TAXES	3,444	2,547	6,564	4,783
FEDERAL INCOME TAXES	1,021	735	1,935	1,368

NET INCOME	$2,423	$1,812	$4,629	$3,415
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in net unrealized gains on securities, net of reclassifications	846	1,353	597	858

COMPREHENSIVE INCOME	$3,269	$3,165	$5,226	$4,273

NET INCOME PER SHARE-basic and diluted	$0.19	$0.15	$0.37	$0.28

DIVIDENDS PER SHARE	$0.15	$0.14	$0.30	$0.28

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

(Unaudited)	(In Thousands of Dollars)
	Six Months Ended
	June 30,	June 30
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,819	$4,598
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	27,414	14,206
Proceeds from sales of securities available for sale	0	1,411
Purchases of securities available for sale	(64,529)	(62,109)
Net increase in loans made to customers	(13,605)	(14,804)
Purchases of premises and equipment	(1,891)	(422)

NET CASH USED IN INVESTING ACTIVITIES	(52,611)	(61,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,554	32,122
Net increase in short-term borrowings	31,533	10,597
Proceeds from Federal Home Loan Bank borrowings	2,500	4,460
Repayment of Federal Home Loan Bank borrowings	(2,532)	(6,408)
Purchase of Treasury Stock	(1,731)	(1,675)
Dividends paid	(3,809)	(3,419)
Proceeds from sale of common stock	2,248	1,911

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,763	37,588

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,029)	(19,532)
CASH AND CASH EQUIVALENTS
Beginning of period	35,741	65,413

End of period	$34,712	$45,881

SUPPLEMENTAL DISCLOSURES
Interest paid	(7,344)	(9,605)
Income taxes paid	(2,072)	(789)

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

Notes to Unaudited Consolidated Financial Statements (continued)

	Three months ended		Six months ended
	June 30,		June 30,

(In Thousands, except Per Share Data)	2003	2002	2003	2002

Net income, as reported	$2,423	$1,812	$4,629	$3,415
Less: Total stock-based employee compensation expense determined under fair-value-based methor for all awards, net or related tax effects	(5)	(5)	(10)	(10)

Pro forma net income	$2,418	$1,807	$4,619	$3,405
Earnings per share:
As reported	$.19	$.15	$.37	$.28
Pro forma	$.19	$.15	$.37	$.28

Earnings Per Share:

     The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,

(In Thousands, except Per Share Data)	2003	2002	2003	2002

Basic EPS computation
Numerator — Net income	$2,423	$1,812	$4,629	$3,415
Denominator — Weighted average shares outstanding	12,428,644	12,332,916	12,417,325	12,327,434
Basic earnings per share	$.19	$.15	$.37	$.28

Diluted EPS computation
Numerator — Net income	$2,423	$1,812	$4,629	$3,415
Denominator — Weighted average shares
outstanding for basic earnings per	12,428,644	12,332,916	12,417,325	12,327,434
share
Effect of Stock Options	17,136	2,154	15,891	1,989

Weighted averages shares for diluted earnings per share	12,445,780	12,335,070	12,433,216	12,329,423

Diluted earnings per share	$.19	$.15	$.37	$.28

Per share information has been restated to reflect the impact of stock dividends.

Notes to Unaudited Consolidated Financial Statements (continued)

Comprehensive Income:

     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of unrealized gains and losses on securities available for sale. The following table discloses the reclassification of available for sale security gains and losses.

	Three months ended			Six months ended
	June 30,			June 30,

(In Thousands of Dollars)		2003	2002	2003	2002

Net unrealized holding gains on available for sale securities arising during the period, net of tax	$846	$1,430		$597	$959
Less: Reclassification adjustment for net gains realized in net income, net of tax	0	77		0	101

Net unrealized gains, net of tax	$846	$1,353		$597	$858

New Accounting Pronouncements:

     On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify prior guidance. This guidance clarifies the definition of a derivative, deals with cash flow reporting for derivatives that contain a financing element, clarifies the term required of mirror call or put options in interest rate swaps used in short-cut hedges, and clarifies provisions dealing with “regular way” securities trades and contracts to purchase or sell securities that do not yet exist. The standard is effective prospectively for hedging relationships and contracts entered into or modified after June 30, 2003; however SFAS 149 leaves in place earlier effective dates for matters already settled via the Derivatives Implementation Group process. Management does not expect the effect of adoption of this statement to be material.

     In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. According to FASB 150, the following must be classified as liabilities: shares that are mandatorily redeemable, where there is an unconditional obligation of the issuer to redeem it by transferring assets at a specified date or upon an event certain to incur; financial instruments that represent an obligation to repurchase shares that may require the issuer to settle by transferring assets; and financial instruments that are a conditional obligation that may be settled by issuing a variable number of equity shares, if the value at inception is based on a fixed monetary amount or is indexed to something other than the fair value of the equity shares. This Statement does not apply to convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. It is effective for financial instruments that are new or modified after May 31, 2003, and to existing financial instruments in the first interim period beginning after June 15, 2003. Management does not expect the effect of adoption of this statement to be material.

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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2003 and 2002

     The Corporation’s net income for the first six months of 2003 was $4.63 million, or $.37 per share, which is a 35.55% increase compared with the $3.42 million, or $.28 per share earned during the same period last year. During the second quarter of 2003, net income was $2.42 million, or $.19 per share, which is a 33.72% increase compared with the $1.81 million, or $.15 per share earned during the same period last year. The reported increases in net income are primarily attributable to increases in net interest income, as explained in the following paragraph. Return on average assets and return on average equity for the first six months of 2003 were 1.21% and 11.33% respectively, compared to 1.07% and 9.87% for the same period in 2002.

     Net Interest Income. Net interest income for the first six months of 2003 totaled $14.64 million, an increase of $2.21 million or 17.73% over the first six months of 2002. While interest income increased $409 thousand or 1.89%, interest expense decreased $1.80 million or 19.6%. The increase in interest income was attributable to a 14.62% increase in average earning assets. This increase was partially offset by a decrease of 76 basis points in the yield on average earning assets. The growth in average earning assets occurred mainly in the investment portfolio. The decline in interest expense was mainly due to a 101 basis points decrease in the rates paid on deposits, caused by a general decline in interest rates. This drop in deposit rates helped boost our tax equated net interest margin from 4.08% at June 30, 2002 to 4.19% at June 30, 2003.

     Net interest income for the quarter ended June 30, 2003 totaled $7.44 million, an increase of $1.05 million or 16.46% over the quarter ended June 30, 2002. The majority of the increase in net interest income is attributable to the $899 thousand decrease or 19.75% in interest expense. Deposit expense decreased $990 thousand, caused by a general decline in interest rates.

     Other Income. Total other income decreased by $117 thousand or 7.43% from a year ago. This decrease is attributable to a decrease in investment security gains. Investment security gains were $0 for the first six months of 2003 and $153 thousand for the same period in 2002.

     Total other income for the quarter ended June 30, 2003 decreased by $52 thousand or 6.49% from the prior year comparable quarter. This decrease is due to a decrease in investment security gains. Investment security gains were $0 for the quarter ended June 30, 2003 and $117 thousand for the quarter ended June 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Other Expense. Other expense was $9.07 million for the first six months of 2003 compared to $8.69 million for the same time in 2002. This increase of 4.34% mostly occurred in the area of salaries and employee benefits. Salaries and employee benefits increased $489 thousand or 10.34% due primarily to a substantial increase in employee health insurance costs. These health insurance costs increased $308 thousand or 49.41%. The efficiency ratio improved to 56.31% for the first six months of 2003 compared to 62.70% for the first six months of 2002. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.

     Other expense was $4.54 million for the quarter ended June 30, 2003 compared to $4.37 million for the same quarter in 2002. This increase of 3.94% occurred mainly in the area of salaries and employee benefits. Salaries and employee benefits increased $286 thousand or 12.07% primarily due to a substantial increase in employee health insurance costs. Health insurance costs increased $172 thousand or 51.96% over the prior year comparable quarter.

     Income Taxes. Income tax expense totaled $1.94 million for the first six months of 2003 and $1.37 million for the first six months of 2002, an increase of 41.45%. The increase in federal income taxes is a result of the substantial increase in net interest income discussed earlier. The effective tax rate for the first six months of 2003 was 29.48% compared to 28.60% for the same time in 2002.

     Income tax expense totaled $1.02 million for the quarter ended June 30, 2003 and $735 thousand for the quarter ended June 30, 2002, an increase of 38.91%. This increase in federal income taxes is a result of the substantial increase in net interest income discussed earlier.

Financial Condition

     Total assets grew $50.40 million or 6.74% since December 31, 2002. Average earning assets increased $93.21 million or 14.62% when comparing June 30, 2003 to June 30, 2002. Most of this growth in assets is a direct result of increases in deposit balances and borrowings. Total liabilities increased $48.38 million or 7.25% since December 31, 2002. Average interest-bearing liabilities increased $95.32 million or 17.43% from June 30, 2002 to June 30, 2003. Capital ratios remain solid, as shown by the ratio of equity to total assets at June 30, 2003 of 10.39%.

     Securities. Securities available for sale grew $37.12 million or 14.79% since December 31, 2002. In addition, average investments increased $76.07 million or 38.60% when comparing June 30, 2003 to June 30, 2002. As the interest-bearing liabilities increased, they were primarily invested in high-grade investment securities. Most of this investment occurred in mortgage-backed securities and federal agencies.

     Loans. Gross loans increased $12.65 million or 2.81% since December 31, 2002. Furthermore, average loans increased $17.14 million or 3.89% from June 30, 2002 to June 30, 2003. Most of this increase from the prior year comparable six month period occurred in the Commercial Real Estate Portfolio.

     Allowance for Credit Losses. The allowance for credit losses as a percentage of loans decreased from 1.51% at December 31, 2002 to 1.49% at June 30, 2003. The provision for credit losses for the first six months of 2003 and 2002 was $470 thousand and $540 thousand, respectively. Net charge-offs totaled $349 thousand for the first six months of 2003 down from $379 thousand for the first six months of 2002. Annualized net charge-offs to average loans for the first six months of 2003 was .15% compared to .17% for the first six months of 2002. Non-performing assets to total loans decreased from .38% as of December 31, 2002 to .29% as of June 30, 2003.

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

     Deposits. Total deposits increased $16.47 million or 2.80% since December 31, 2002. Average deposits increased $84.03 million or 16.28% when comparing June 30, 2003 to June 30, 2002. Most of this deposit growth from the prior year comparable six month period occurred in the Company’s money market accounts. The Company has continued to offer a competitive rate of interest on money market accounts to attract new customers and enhance existing account relationships.

     Borrowings. Total borrowings increased $31.53 million or 42.07% since December 31, 2002. This increase was a result of repurchase agreements growing $31.58 million. This growth was caused by the Company offering above market rates on repurchase agreements. Management has since lowered these rates closer to market levels. Management does not expect significant increases in repurchase agreement balances going forward.

     Capital Resources. The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 2003 the Corporation’s total risk-based capital ratio stood at 17.14%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.88% and 9.71%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Critical Accounting Policies

     The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in Farmers National Banc Corp.’s 2002 Annual Report to Shareholders included in Farmers National Banc Corp.’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified one accounting policy that is a critical accounting policy and an understanding of this policy is necessary to understand our financial statements. This policy relates to determining the adequacy of the allowance for credit losses. Additional information regarding this policy is included in the section captioned “Allowance for Credit Losses”.

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

     The primary investing activities of the Company are originating loans and purchasing securities. Net cash used in investing activities amounted to $52.61 million for the first six months of 2003 compared to $61.72 million for the same period of 2002. Net increases in loans were $13.61 million in 2003 compared to $14.80 million in 2002. Investment purchases, net of investment proceeds from maturities, repayments and sales totaled $37.12 million for the six month period ended June 30, 2003 and $46.49 million for the six month period ended June 30, 2002.

     The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $44.76 million for the first six months of 2003 and $37.59 for the same period in 2002. A net increase in deposits provided $16.55 million in 2003 and $32.12 million in 2002. In addition, a net increase in short-term borrowings provided $31.53 million in 2003.

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

     The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100, 200 and 300 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100, 200 or 300 basis points over a 12 month period, using May 31, 2003 amounts as a base case, the Company’s change in net interest income would be less than the board mandated limits.

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

Item 6. Exhibits and Reports on Form 8- K (continued)

31.a  Certification of Chief Executive Officer (Filed herewith)

31.b  Certification of Chief Financial Officer (Filed herewith)

32.a 906  Certification of Chief Executive Officer (Filed herewith)

32.b 906  Certification of Chief Financial Officer (Filed herewith)

(b) — Reports on Form 8-K

     Two Form 8-K’s were filed during the second quarter of 2003. The first Form 8-K was dated April 18, 2003 and applied to Item 5, Other Events. This filing reported the earnings for the quarter ended March 31, 2003.

     The second Form 8-K was dated May 19, 2003 and also applied to Item 5, Other Events. This filing announced the quarterly dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 12, 2003

/s/Frank L. Paden

Frank L. Paden
President and Secretary

Dated: August 12, 2003

/s/Carl D. Culp

Carl D. Culp
Executive Vice President
and Treasurer