Form 10-Q
period 2003-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2003-11-10
CIK 709337

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

          Yes   X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
          Yes   X       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Common Stock, No Par Value	12,401,343 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Included in Part I of this report:		Page
		Number

Farmers National Banc Corp. and Subsidiary
	Consolidated Balance Sheets Consolidated Statements of Income and Comprehensive Income Condensed Consolidated Statements of Cash Flows	1 2 3
	Notes to Unaudited Consolidated Financial Statements	4-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11-12

SIGNATURES		13

10-Q Certifications		14-15

Section 906 Certifications		16-17

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

(Unaudited)	(In Thousands of Dollars)
	September 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$26,614	$31,204
Federal funds sold	6,986	4,537

TOTAL CASH AND CASH EQUIVALENTS	33,600	35,741

Securities available for sale	291,729	251,089
Loans	463,611	449,693
Less allowance for credit losses	6,814	6,779

NET LOANS	456,797	442,914

Premises and equipment, net	14,918	12,892
Other assets	5,778	5,462

	$802,822	$748,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits (all domestic):
Noninterest-bearing	$52,444	$51,001
Interest-bearing	571,924	537,253

TOTAL DEPOSITS	624,368	588,254

U. S. Treasury interest-bearing demand note	260	810
Securities sold under repurchase agreements	67,743	51,117
Federal Home Loan Bank advances	28,517	23,022
Other liabilities and deferred credits	2,532	3,943

TOTAL LIABILITIES	723,420	667,146

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 13,061,376 in 2003 and 12,854,352 in 2002	65,957	62,631
Retained earnings	19,897	18,404
Accumulated other comprehensive income	2,050	4,887
Treasury stock, at cost; 639,175 shares in 2003 and 418,774 in 2002	(8,502)	(4,970)

TOTAL STOCKHOLDERS’ EQUITY	79,402	80,952

	$802,822	$748,098

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY

(Unaudited)	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$8,130	$8,623	$24,647	$25,976
Interest and dividends on securities:
Taxable interest	2,047	1,848	6,288	4,622
Nontaxable interest	451	392	1,278	1,102
Dividends	162	169	482	546
Interest on federal funds sold	35	148	141	537

TOTAL INTEREST INCOME	10,825	11,180	32,836	32,783

INTEREST EXPENSE
Deposits	2,678	3,433	8,450	10,994
Borrowings	678	785	2,273	2,387

TOTAL INTEREST EXPENSE	3,356	4,218	10,723	13,381

NET INTEREST INCOME	7,469	6,962	22,113	19,402
Provision for credit losses	190	270	660	810

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	7,279	6,692	21,453	18,592

OTHER INCOME
Service charges on deposit accounts	504	495	1,442	1,375
Investment security gains	0	79	0	232
Other operating income	277	290	796	831

TOTAL OTHER INCOME	781	864	2,238	2,438

OTHER EXPENSES
Salaries and employee benefits	2,679	2,433	7,897	7,162
Net occupancy expense of premises	269	271	812	800
Furniture and equipment expense, including depreciation	285	278	878	903
State and local taxes	219	220	656	630
Other operating expenses	1,152	1,172	3,428	3,570

TOTAL OTHER EXPENSES	4,604	4,374	13,671	13,065

INCOME BEFORE FEDERAL INCOME TAXES	3,456	3,182	10,020	7,965
FEDERAL INCOME TAXES	1,014	941	2,949	2,309

NET INCOME	$2,442	$2,241	$7,071	$5,656
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	(3,434)	2,058	(2,837)	2,916

COMPREHENSIVE INCOME (LOSS)	($992)	$4,299	$4,234	$8,572

NET INCOME PER SHARE-basic and diluted	$0.19	$0.18	$0.56	$0.45

DIVIDENDS PER SHARE	$0.15	$0.14	$0.45	$0.42

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	Nine Months Ended
	September 30,	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,364	$7,721

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	55,153	22,076
Proceeds from sales of securities available for sale	0	1,518
Purchases of securities available for sale	(101,468)	(114,093)
Net increase in loans made to customers	(15,341)	(14,059)
Purchases of premises and equipment	(2,701)	(617)

NET CASH USED IN INVESTING ACTIVITIES	(64,357)	(105,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	36,195	78,355
Net increase in short-term borrowings	16,076	13,195
Proceeds from Federal Home Loan Bank borrowings and other debt	8,752	4,415
Repayment of Federal Home Loan Bank borrowings and other debt	(3,305)	(7,120)
Purchase of Treasury Stock	(3,532)	(2,293)
Dividends paid	(5,660)	(5,113)
Proceeds from sale of common stock	3,326	2,858

NET CASH PROVIDED BY FINANCING ACTIVITIES	51,852	84,297

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,141)	(13,157)

CASH AND CASH EQUIVALENTS
Beginning of period	35,741	65,413

End of period	$33,600	$52,256

SUPPLEMENTAL DISCLOSURES
Interest paid	(10,686)	(13,930)
Income taxes paid	(3,122)	(1,624)

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

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

Notes to Unaudited Consolidated Financial Statements (continued)

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,

(In Thousands, except Per Share Data)	2003	2002	2003	2002

Net income, as reported	$2,442	$2,241	$7,071	$5,656
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net or related tax effects	(8)	(8)	(23)	(23)

Pro forma net income	$2,434	$2,233	$7,048	$5,633
Earnings per share:
As reported	$.19	$.18	$.56	$.45
Pro forma	$.19	$.18	$.56	$.45

Earnings Per Share:

      The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,

(In Thousands, except Per Share Data)	2003	2002	2003	2002

Basic EPS computation
Numerator — Net income	$2,442	$2,241	$7,071	$5,656
Denominator — Weighted average shares outstanding	12,654,124	12,337,909	12,669,336	12,577,760
Basic earnings per share	$.19	$.18	$.56	$.45

Diluted EPS computation
Numerator — Net income	$2,442	$2,241	$7,071	$5,656
Denominator — Weighted average shares outstanding for basic earnings per share	12,654,124	12,337,909	12,669,336	12,577,760
Effect of Stock Options	17,415	3,708	16,384	2,154

Weighted averages shares for diluted earnings per share	12,671,539	12,341,617	12,685,720	12,579,914

Diluted earnings per share	$.19	$.18	$.56	$.45

Share and per share information has been restated to reflect the impact of stock dividends. On October 14, 2003, the Board of Directors declared a 2% stock dividend payable on November 28, 2003 to all shareholders of record on November 14, 2003.

Notes to Unaudited Consolidated Financial Statements (continued)

Comprehensive Income:

      Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of unrealized gains and losses on securities available for sale. The following table discloses the reclassification of available for sale security gains and losses.

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,

(In Thousands of Dollars)	2003	2002	2003	2002

Net unrealized holding gains (losses) on available for sale securities arising during the period, net of tax	$(3,434)	$2,110	$(2,837)	$3,069
Less: Reclassification adjustment for net gains realized in net income, net of tax	0	52	0	153

Net unrealized gains (losses), net of tax	$(3,434)	$2,058	$(2,837)	$2,916

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      The following financial review presents an analysis of the assets and liability structure of the Corporation and a discussion of the results of operations for each of the periods presented in this quarterly report. Certain statements in this report that relate to Farmers National Banc Corp.’s plans, objectives, or future performance may be deemed to be forward-looking statements within the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties.

      Among the important factors that could cause actual results to differ materially are interest rates, changes in the mix of the company’s business, competitive pressures, general economic conditions and the risk factors detailed in the company’s other periodic reports and registration statements filed with the Securities and Exchange Commission.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2003 and 2002

      The Corporation’s net income for the first nine months of 2003 was $7.07 million, or $.56 per share, which is a 25.02% increase compared with the $5.66 million, or $.45 per share earned during the same period last year. During the third quarter of 2003, net income was $2.44 million, or $.19 per share, which is an 8.97% increase compared with the $2.24 million, or $.18 per share earned during the same period last year. The reported increases in net income are primarily attributable to increases in net interest income, as explained in the following paragraph. Return on average assets and return on average equity for the first nine months of 2003 were 1.20% and 11.52% respectively, compared to 1.08% and 10.37% for the same period in 2002.

Net Interest Income. Net interest income for the first nine months of 2003 totaled $22.11 million, an increase of $2.71 million or 13.97% over the first nine months of 2002. While interest income only increased $53 thousand or .16%, interest expense decreased $2.66 million or 19.86%. Average earning assets increased 13.19% when comparing September 30, 2003 to September 30, 2002, but this growth was offset by a 78 basis point decrease in the yield on earning assets. The decline in interest expense was mainly due to a 97 basis point decrease in the rates paid on interest-bearing liabilities, caused by a general decline in interest rates. This drop in interest-bearing deposit rates helped boost our tax equated net interest margin from 4.12% at September 30, 2002 to 4.15% at September 30, 2003. Management does not expect material changes in net interest income for the fourth quarter of 2003 when compared to the first three quarters of 2003.

      Net interest income for the quarter ended September 30, 2003 totaled $7.47 million, an increase of $507 thousand or 7.28% over the quarter ended September 30, 2002. The increase in net interest income is attributable to the $862 thousand decrease or 20.44% in interest expense. Deposit interest expense decreased $755 thousand, caused by a general decline in interest rates.

Other Income. Total other income decreased by $200 thousand or 8.2% from a year ago. This decrease is due to a decrease in realized investment security gains. Realized investment security gains were $0 for the first nine months of 2003 and $232 thousand for the same period in 2002.

     Total other income for the quarter ended September 30, 2003 decreased by $83 thousand or 9.61% from the prior year comparable quarter. This decrease was caused by the decrease in investment security gains. Investment security gains were $0 for the quarter ended September 30, 2003 and $79 thousand for the quarter ended September 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Expense. Other expense was $13.67 million for the first nine months of 2003 compared to $13.07 million for the same time in 2002. This increase of 4.64% mostly occurred in the area of salaries and employee benefits. Salaries and employee benefits increased $735 thousand or 10.26% due primarily to a substantial increase in employee health insurance costs. These health insurance costs increased $393 thousand or 38.2%. The efficiency ratio improved to 56.14% for the first nine months of 2003 compared to 60.46% for the first nine months of 2002. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.

      Other expense was $4.6 million for the quarter ended September 30, 2003 compared to $4.37 million for the same quarter in 2002. This increase of 5.26% occurred mainly in the area of salaries and employee benefits. Salaries and employee benefits increased $246 thousand or 10.11% due to a substantial increase in employee health insurance costs as well as higher salaries. Health insurance costs increased $85 thousand or 20.99% over the prior year comparable quarter. Salaries increased $97 thousand or 5.52% during the same period, primarily due to a higher number of full time equivalent employees and salary merit increases.

Income Taxes. Income tax expense totaled $2.95 million for the first nine months of 2003 and $2.31 million for the first nine months of 2002, an increase of 27.72%. The increase in federal income taxes is a result of the substantial increase in net interest income discussed earlier. The effective tax rate for the first nine months of 2003 was 29.34% compared to 29.17% for the same time in 2002.

      Income tax expense totaled $1.01 million for the quarter ended September 30, 2003 and $941 thousand for the quarter ended September 30, 2002, an increase of 7.76%. This increase in federal income taxes is consistent with the increase in net interest income discussed earlier. The effective tax rate for the quarter ended September 30, 2003 was 29.25% compared to 29.57% for the same period in 2002.

Other Comprehensive Income. For the first nine months of 2003, the change in net unrealized gains (losses) on securities, net of reclassifications, was a loss of $2.837 million versus a gain of $2.916 million for the same period in 2002. The changes in 2002 and 2003 were due to interest rate fluctuations affecting the market values of the entire investment portfolio.

Financial Condition

      Total assets grew $54.72 million or 7.32% since December 31, 2002. Average earning assets increased $86.12 million or 13.19% when comparing September 30, 2003 to September 30, 2002. Most of this growth in assets is a direct result of increases in deposit balances and borrowings. Total liabilities increased $56.27 million or 8.44% since December 31, 2002. Average interest-bearing liabilities increased $87.13 million or 15.47% from September 30, 2002 to September 30, 2003. Capital ratios remain solid, as shown by the ratio of equity to total assets at September 30, 2003 of 9.89%.

Securities. Securities available for sale grew $40.64 million or 16.19% since December 31, 2002. In addition, average investments increased $70.27 million or 33.45% when comparing September 30, 2003 to September 30, 2002. As the interest-bearing liabilities increased, they were primarily invested in high-grade investment securities. Most of this investment occurred in federal agency securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loans. Gross loans increased $13.92 million or 3.1% since December 31, 2002. Furthermore, average loans increased $15.85 million or 3.58% from September 30, 2002 to September 30, 2003. Most of this increase from the prior year comparable nine month period occurred in the Commercial Real Estate Portfolio.

Allowance for Credit Losses. The allowance for credit losses as a percentage of loans decreased from 1.51% at December 31, 2002 to 1.47% at September 30, 2003. The provision for credit losses for the first nine months of 2003 and 2002 was $660 thousand and $810 thousand, respectively. Net charge-offs totaled $625 thousand for the first nine months of 2003 up from $506 thousand for the first nine months of 2002. Annualized net charge-offs to average loans for the first six months of 2003 was .18% compared to .15% for the first nine months of 2002. Non-performing assets to total loans decreased from .38% as of December 31, 2002 to .36% as of September 30, 2003.

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

Deposits. Total deposits increased $36.11 million or 6.14% since December 31, 2002. Average deposits increased $74.13 million or 13.97% when comparing September 30, 2003 to September 30, 2002. Most of this deposit growth from the prior year comparable nine month period occurred in the Company’s money market accounts. The Company has continued to offer a competitive rate of interest on money market accounts to attract new customers and enhance existing account relationships.

Borrowings. Total borrowings increased $21.57 million or 28.78% since December 31, 2002. Most of this increase was a result of repurchase agreements growing $16.63 million. This growth was caused by the Company offering above market rates on repurchase agreements. A floor rate of interest was in effect from the contracts resulting in above market rates . Management has since properly notified its customers and lowered these rates closer to market levels. Management does not expect significant increases in repurchase agreement balances going forward.

Capital Resources. The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 2003 the Corporation’s total risk-based capital ratio stood at 16.78%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.52% and 9.52%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

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

      The primary investing activities of the Company are originating loans and purchasing securities. Net cash used in investing activities amounted to $64.36 million for the first nine months of 2003 compared to $105.18 million for the same period of 2002. Net increases in loans were $15.34 million in 2003 compared to $14.06 million in 2002. Investment purchases, net of investment proceeds from maturities, repayments and sales totaled $46.32 million for the nine month period ended September 30, 2003 and $90.5 million for the nine month period ended September 30, 2002.

      The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $51.85 million for the first nine months of 2003 and $84.3 for the same period in 2002. A net increase in deposits provided $36.2 million in 2003 and $78.36 million in 2002. In addition, a net increase in short-term borrowings provided $16.03 million in 2003 and $13.15 million in 2002.

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

      The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using August 31, 2003 amounts as a base case, the Company’s change in net interest income would be less than the board mandated limits.

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

Item 6. Exhibits and Reports on Form 8-K (continued)

19.	Not applicable.

22.	Not applicable.

23.	Not applicable.

24.	Not applicable.

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	906 Certification of Chief Executive Officer (Filed herewith)

32.b	906 Certification of Chief Financial Officer (Filed herewith)

(b) - Reports on Form 8-K

      Two Form 8-K’s were filed during the third quarter of 2003. The first Form 8-K was dated July 18, 2003 and applied to Item 5, Other Events. This filing reported the earnings for the first six months of 2003.

      The second Form 8-K was dated August 19, 2003 and also applied to Item 5, Other Events. This filing announced the quarterly dividend.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 10, 2003

/s/Frank L. Paden

Frank L. Paden
President and Secretary

Dated: November 10, 2003

/s/Carl D. Culp

Carl D. Culp
Executive Vice President
and Treasurer