Form 10-K
period 2003-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2004-03-12
CIK 709337

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒ No  ☐

The registrant estimates that the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $203.2 million based upon the last sales price as of June 30, 2003. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of February 29, 2004, the registrant had outstanding 12,651,349 shares of common stock having no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K
into which
Document	Document is Incorporated

2003 Annual Report to Shareholders	II

Definitive proxy statement for the 2003 Annual Meeting of Shareholders to be held on March 30, 2004	III

Form 10-K Cross Reference Index to Annual Report to Shareholders

Part I
	Item 1 — Business
	Description of Business	Inside front cover
	Average Balance Sheets/Yields/Rates	8
	Rate and Volume Analysis	9
	Securities	14-15
	Loans	11-12
	Loan Loss Experience	13
	Deposits	15
	Financial Ratios	7
	Short-Term Borrowings	15, 27
Part II
	Item 5
	Market For Registrant’s Common Stock and Related Stockholder Matters	16
	Item 6
	Selected Financial Data	7
	Item 7
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-16
	Item 7A
	Quantitative and Qualitative Disclosures About Market Risk	11
	Item 8
	Financial Statements and Supplementary Data	19-33
Part IV
	Management Report	17
	Report of Crowe Chizek and Company LLC Independent Auditors	18
	Financial Statements:
	Consolidated Balance Sheets — December 31, 2003 and 2002	19
	Consolidated Statements of Income & Comprehensive Income — Calendar Years 2003, 2002 and 2001	20
	Consolidated Statement of Stockholders’ Equity — Calendar Years 2003, 2002 and 2001	21
	Consolidated Statements of Cash Flows — Calendar Years 2003, 2002 and 2001	22
	Notes to Consolidated Financial Statements	23-33

FARMERS NATIONAL BANC CORP.
FORM 10-K
2003

INDEX

Part I.		Page
Item 1.	Business:
	General	1

Item 2.	Properties	4

Item 3.	Legal Proceedings	4

Item 4.	Submission of Matters to a Vote of Security Holders	5

Part II.

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	5

Item 9A.	Controls and Procedures	5

Part III.

Item 10.	Directors and Executive Officers of the Registrant	6

Item 11.	Executive Compensation	7

Item 12.	Security Ownership of Certain Beneficial Owners and Management	7

Item 13.	Certain Relationships and Related Transactions	7

Item 14.	Principal Accountant Fees and Services	7

Part IV.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	7

Accountant’s Consent		9, 10

Signatures		11

Index to Exhibits		12

Certifications of Chief Executive Officer		13

Certifications of Chief Financial Officer		14

Section 1350 Certification (Chief Executive Officer)		15

Section 1350 Certification (Chief Financial Officer)		16

EX-13
EX-31.A
EX-31.B
EX-32.A
EX-32.B

Part I

Item 1. Business General

The Corporation

     The registrant, Farmers National Banc Corp. (herein sometimes referred to as the Corporation), is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The only subsidiary is The Farmers National Bank of Canfield (the Bank) which was acquired March 31, 1983. The Corporation and its subsidiary operate in one industry, domestic banking.

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

     The Bank faces significant competition in offering financial services to customers. Ohio has a high density of financial institution offices, many of which are branches of significantly larger institutions that have greater financial resources than the Bank, and all of which are competitors to varying degrees. Competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. Additional competition for deposits comes from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

     The Corporation had 292 full-time equivalent employees at December 31, 2003.

     The Bank’s internet site, www.fnbcanfield.com contains an Investor Relations section which provides a hyperlink to the SEC where the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and Officer Reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after the Corporation has filed these documents with the Securities and Exchange Commission (SEC). In addition, the Corporation’s filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, NW Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after the Corporation has filed the above referenced reports.

Supervision and Regulation

     The Corporation is a one Bank holding company and is regulated by the Federal Reserve Bank (the “FRB”). The Bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). Changes have developed over the past several years regarding minimum capital requirements for

Item 1 (Continued)

financial institutions. A listing of the minimum requirements for capital and the Corporation’s capital position as of December 31, 2003 are presented in Note J on page 28 of the annual report to shareholders for the year ended December 31, 2003 and is hereby incorporated by reference.

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

     The Bank is subject to regulation under the National Banking Act and is periodically examined by the OCC and is subject to the rules and regulations of the FRB. As an insured institution and member of the Bank Insurance Fund (“BIF”), the Bank is also subject to regulation by the FDIC. Establishment of branches is subject to approval of the OCC and geographic limits established by state law. Ohio branch banking law permits a bank having its principal place of business in the state to establish branch offices in any county in Ohio without geographic restrictions.

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

     FDICIA established five capital tiers: “well capitalized”; “adequately capitalized”; “undercapitalized”; “significantly undercapitalized”; and “critically undercapitalized” and imposes significant restrictions on the operations of a depository institution that is not in either of the first two of such categories. A depository institution’s capital tier depends upon the relationship of its capital to various capital measures. A depository institution is deemed to be “well capitalized” if it significantly exceeds the minimum level required by regulation for each relevant capital measure, “adequately capitalized” if it meets each such measure, “undercapitalized” if it is significantly below any such measure and “critically undercapitalized” if it fails to meet any critical capital level set forth in regulations. An institution is deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices.

     Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution is deemed to be undercapitalized if the bank has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution is deemed to be significantly undercapitalized if the bank has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and is deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

Item 1 (Continued)

INTERSTATE BANKING AND BRANCHING LEGISLATION

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorizes interstate acquisitions of banks and bank holding companies without geographic constraint beginning September 29, 1995. Beginning June 1, 1997, the IBBEA also authorized banks to merge with banks located in another state provided that neither state has “opted out” of interstate branching between September 29, 1994 and May 31, 1997. States also may enact legislation permitting interstate merger transactions prior to June 1, 1997.

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

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange has also proposed corporate governance rules that were presented to the Securities and Exchange Commission for review and approval. The proposed changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors. Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Bank’s chief executive officer and chief financial officer are each required to certify that the Bank’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Bank’s internal controls; they have made certain disclosures to the Bank’s auditors and the audit committee of the Board of Directors about the Bank’s internal controls; and they have included information in the Bank’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Bank’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Item 2. Properties

Farmers National Banc Corp.’s Properties

     The Farmers National Banc Corp. owns no property. Operations are conducted at 20 and 30 South Broad Street, Canfield, Ohio.

Bank Property

     The Main Office is located at 20 & 30 S. Broad Street, Canfield, Ohio. The other locations of the Bank are:

Office Building	40 & 46 S. Broad St., Canfield, Ohio

Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio

Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio

Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio

Colonial Plaza Office	401 E. Main St. Canfield, Ohio

Western Reserve Office Youngstown, Ohio	102 W. Western Reserve Rd.,

Salem Office	1858 E. State Street, Salem, Ohio

Columbiana Office	340 State Rt. 14, Columbiana, Ohio

Leetonia Office	16 Walnut St., Leetonia, Ohio

Damascus Office	29053 State Rt. 62 Damascus, Ohio

Poland Office	106 McKinley Way West, Poland, Ohio

Niles Office	1 South Main Street, Niles, Ohio

Niles Drive Up	170 East State Street, Niles, Ohio

Girard Office	121 North State Street, Girard, Ohio

Eastwood Office	5845 Youngstown-Warren Rd, Niles, Ohio

Warren Office	2910 Youngstown-Warren Rd, Warren, Ohio

Mineral Ridge Office	3826 South Main Street, Mineral Ridge, Ohio

Niles Operation Center	51 South Main Street, Niles, Ohio

The bank owns all locations except the Colonial Plaza, which is leased.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2003.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	52,000	$11/share	322,900

     Information regarding the equity (stock-based) compensation plan is set forth in the registrant’s annual report in Notes A and I in the Notes to Consolidated Financial Statements. The annual report is attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On March 27, 2003, the Corporation determined to engage Crowe Chizek and Company LLC (“Crowe Chizek”) as its independent public accountants for the 2003 fiscal year. Crowe Chizek replaces Hill, Barth & King LLC (“Hill, Barth & King”). The Corporation’s Board of Directors, upon recommendation by the Audit Committee of the Board of Directors, approved the change in independent public accountants. The change in independent accountants became effective with the filing of the 2002 Annual Report on Form 10-K. During the fiscal years ended December 31, 2002 and December 31, 2001, and during the subsequent interim period through March 27, 2003, there were no disagreements between the Corporation and Hill, Barth & King on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Hill, Barth & King’s satisfaction, would have caused Hill, Barth & King to make reference to the subject matter of the disagreement in connection with its reports on the Corporation’s consolidated financial statements for such periods.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information relating to Directors is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders which will be held March 30, 2004. The proxy statement is attached hereto.

Executive Officers of the Registrant

     The names, ages and positions of the executive officers as of March 1, 2004:

Name	Age	Position Held
William D. Stewart	74	Chairman

Frank L. Paden	53	President and Secretary

Carl D. Culp	40	Executive Vice President and Treasurer

Donald F. Lukas	57	Senior Vice President

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

Audit Committee Financial Expert

     The Board believes that Earl R. Scott qualifies as an “Audit Committee Financial Expert” as that term is defined by applicable SEC rules. In addition, the Board believes that Earl R. Scott is “independent” as that term is defined by applicable SEC rules.

Code of Ethics

     See Exhibit 14.

Identification of the Audit Committee

     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2004. The proxy statement is attached hereto.

Item 10 (Continued)

Compliance with Section 16(a) of the Securities Exchange Act

     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2004. The proxy statement is attached hereto.

Item 11. Executive Compensation

     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2004. The proxy statement is attached hereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information relating to this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2004. The proxy statement is attached hereto.

Item 13. Certain Relationships and Related Transactions

     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2004. The proxy statement is attached hereto.

Item 14. Principal Accountant Fees and Services

     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2004. The proxy statement is attached hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.	Financial Statements

Included in Part II of this report

Item 8., Financial Statements and Supplementary Data is set forth in the registrant’s 2003 Annual Report to Shareholders and is incorporated by reference in Part II of this report

(a)2.	Financial Statement Schedules	Page

	Accountant’s consent	9, 10

All schedules are omitted because they are not applicable.

Item 15 (Continued)

(a)3.	Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page 13 hereof and is incorporated herein by reference.

(b)	Report on Form 8-K

     Two Form 8-K’s were filed during the fourth quarter of 2003. The first Form 8-K was dated October 17, 2003 and applied to Item 5, Other Events. This filing reported the earnings for the first nine months of 2003.

     The second Form 8-K was dated November 17, 2003 and also applied to Item 5, Other Events. This filing announced the quarterly dividend.

INDEPENDENT AUDITORS’ CONSENT

We consent to incorporation by reference in the registration statement (No. 333-111905) on Form S-3D of Farmers National Banc Corp. of our report dated January 9, 2004, relating to the consolidated balance sheet of Farmers National Banc Corp. as of December 31, 2003, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, which report in incorporated by reference in the December 31, 2003 Annual Report on Form 10-K of Farmers National Banc Corp.

Crowe Chizek and Company LLC

Cleveland, Ohio
March 11, 2004

INDEPENDENT AUDITOR’S CONSENT

FARMERS NATIONAL BANC CORP.:

     We consent to the incorporation by reference in the registration statement on Form S-3D of Farmers National Banc Corp. of our report dated January 17, 2003, relating to the consolidated financial statements of Farmers National Banc Corp. and subsidiary as of and for the years December 31, 2002 and 2001, which report is incorporated by reference in the December 31, 2003 Annual Report on Form 10-K of Farmers National Banc Corp.

HILL, BARTH & KING LLC
Warren, Ohio
March 12, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.	Farmers National Banc Corp.

/s/ Frank L. Paden	/s/ Carl D. Culp

Frank L. Paden President and Secretary March 12, 2004	Carl D. Culp Executive Vice President and Treasurer March 12, 2004

/s/ William D. Stewart William D. Stewart	Chairman	March 12, 2004

/s/ Benjamin R. Brown Benjamin R. Brown	Director	March 12, 2004

/s/ Joseph D. Lane Joseph D. Lane	Director	March 12, 2004

/s/ Ralph D. Macali Ralph D. Macali	Director	March 12, 2004

/s/ Earl R. Scott Earl R. Scott	Director	March 12, 2004

/s/ Edward A. Ort Edward A. Ort	Director	March 12, 2004

/s/ Frank L. Paden Frank L. Paden	President and Director	March 12, 2004

/s/ Ronald V. Wertz Ronald V. Wertz	Director	March 12, 2004

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by references as part of this report:

2.	Not applicable.

3(i).	Not applicable.

3(ii).	Not applicable.

4.	The registrant agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the registrant and its subsidiaries.

9.	Not applicable.

10.	Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2004. The proxy statement is attached hereto.

11.	Not applicable.

12.	Not applicable.

13.	Annual Report to security holders (filed herewith).

14.	The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer and complies with the criteria provided in SEC rules. The Code of Ethics is available by calling Corporate Services at 330-533-3341.

16.	Not applicable.

18.	Not applicable.

21.	Subsidiaries of the registrant (Subsidiary of the registrant is incorporated by reference in Part I, Item 1 of this report).

22.	Not applicable.

23.	Not applicable.

24.	Not applicable.

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	1350 Certification of Chief Executive Officer (Filed herewith)

32.b	1350 Certification of Chief Financial Officer (Filed herewith)

     Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.