Form 10-K/A
period 2003-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2004-03-30
CIK 709337

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

Farmers National Banc Corp.	Farmers National Banc Corp.

/s/ Frank L. Paden	/s/ Carl D. Culp

Frank L. Paden	Carl D. Culp
President and Secretary	Executive Vice President and Treasurer

March 30, 2004	March 30, 2004

/s/ William D. Stewart	Chairman	March 30, 2004
William D. Stewart

/s/ Benjamin R. Brown	Director	March 30, 2004
Benjamin R. Brown

/s/ Joseph D. Lane	Director	March 30, 2004
Joseph D. Lane

/s/ Ralph D. Macali	Director	March 30, 2004
Ralph D. Macali

/s/ Earl R. Scott	Director	March 30, 2004
Earl R. Scott

/s/ Edward A. Ort	Director	March 30, 2004
Edward A. Ort

/s/ Frank L. Paden	President	March 30, 2004
Frank L. Paden	and Director

/s/ Ronald V. Wertz	Director	March 30, 2004
Ronald V. Wertz

11

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

11.	Not applicable.

12.	Not applicable.

13.	Annual Report to security holders (previously filed).

14. The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer and complies with the criteria provided in SEC rules. The Code of Ethics is available by calling Corporate Services at 330-533-3341.

16.	Not applicable.

18.	Not applicable.

21. Subsidiaries of the registrant (Subsidiary of the registrant is incorporated by reference in Part I, Item 1 of this report).

22.	Not applicable.

23.	Not applicable.

24.	Not applicable.

31.a	Certification of Chief Executive Officer (Amended and Filed herewith)

31.b	Certification of Chief Financial Officer (Amended and Filed herewith)

32.a	1350 Certification of Chief Executive Officer (Previously filed)

32.b	1350 Certification of Chief Financial Officer (Previously filed)

     Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.

12