Form 10-Q
period 2004-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2004-05-07
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended March 31, 2004 Commission file number 2-80339

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

Yes   [X]      No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   [X]      No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004

Common Stock, No Par Value	12,678,984 shares

Page
Number
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Included in Part I of this report:
Farmers National Banc Corp. and Subsidiary
Consolidated Balance Sheets	1
Consolidated Statements of Income and Comprehensive Income	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Unaudited Consolidated Financial Statements	4-6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	10
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	11-12
SIGNATURES	13
10-Q Certifications	14-15
Section 906 Certifications	16-17
EX-31.A Certification CEO
EX-31.B Certification of CFO
EX-32.A 906 Cert of CEO
EX-32.B 906 Cert of CFO

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	March 31,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$25,742	$30,950
Federal funds sold	7,606	2,864

TOTAL CASH AND CASH EQUIVALENTS	33,348	33,814

Securities available for sale	279,394	292,181
Loans	472,480	472,092
Less allowance for credit losses	6,537	6,639

NET LOANS	465,943	465,453

Premises and equipment, net	16,055	15,871
Other assets	5,851	5,496

TOTAL ASSETS	$800,591	$812,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits (all domestic):
Noninterest-bearing	$52,244	$52,713
Interest-bearing	569,893	572,902

TOTAL DEPOSITS	622,137	625,615

Securities sold under repurchase agreements	62,131	57,962
Federal Home Loan Bank advances	29,368	43,774
Other borrowings	1,078	1,187
Other liabilities	4,059	4,063

TOTAL LIABILITIES	718,773	732,601

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 13,454,774 in 2004 and 13,382,120 in 2003	72,405	71,177
Retained earnings	16,600	16,287
Accumulated other comprehensive income	2,919	1,870
Treasury stock, at cost; 736,987 shares in 2004 and 676,771 in 2003	(10,106)	(9,120)

TOTAL STOCKHOLDERS’ EQUITY	81,818	80,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$800,591	$812,815

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31,	March 31,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$7,755	$8,232
Interest and dividends on securities:
Taxable interest	2,217	2,081
Nontaxable interest	461	409
Dividends	164	159
Interest on federal funds sold	45	42

TOTAL INTEREST INCOME	10,642	10,923

INTEREST EXPENSE
Deposits	2,558	3,002
Borrowings	603	712

TOTAL INTEREST EXPENSE	3,161	3,714

NET INTEREST INCOME	7,481	7,209
Provision for credit losses	180	270

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	7,301	6,939

OTHER INCOME
Service charges on deposit accounts	468	453
Other operating income	312	255

TOTAL OTHER INCOME	780	708

OTHER EXPENSES
Salaries and employee benefits	2,751	2,563
Net occupancy expense of premises	336	289
Furniture and equipment expense, including depreciation	347	296
State and local taxes	222	219
Loan expenses	77	118
Other operating expenses	1,094	1,042

TOTAL OTHER EXPENSES	4,827	4,527

INCOME BEFORE FEDERAL INCOME TAXES	3,254	3,120
FEDERAL INCOME TAXES	917	914

NET INCOME	$2,337	$2,206
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	1,049	(249)

COMPREHENSIVE INCOME	$3,386	$1,957

NET INCOME PER SHARE-basic and diluted	$0.18	$0.17

DIVIDENDS PER SHARE	$0.16	$0.14

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	Three Months Ended
	March 31,	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,140	$3,680
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	15,030	11,200
Purchases of securities available for sale	(1,047)	(22,285)
Net increase in loans made to customers	(966)	(12,705)
Purchases of premises and equipment	(440)	(561)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,577	(24,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(3,478)	13,682
Net increase in short-term borrowings	4,060	20,648
Proceeds from Federal Home Loan Bank borrowings and other debt	1,480	1,200
Repayment of Federal Home Loan Bank borrowings and other debt	(15,886)	(732)
Purchase of Treasury Stock	(986)	(921)
Dividends paid	(2,601)	(1,903)
Proceeds from dividend reinvestment	1,228	1,133

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(16,183)	33,107

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(466)	12,436
CASH AND CASH EQUIVALENTS
Beginning of period	33,814	35,741

End of period	$33,348	$48,177

SUPPLEMENTAL DISCLOSURES
Interest paid	(3,193)	(3,676)
Income taxes paid	0	(72)

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

     The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, The Farmers National Bank of Canfield. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation:

     The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to Shareholders included in the Company’s 2003 Annual Report on Form 10-K. The interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

Notes to Unaudited Consolidated Financial Statements (continued)

	Three months ended
	March 31,
(In Thousands, except Per Share Data)	2004	2003
Net income, as reported	$2,337	$2,206
Less: Total stock-based employee compensation expense determined under fair-value-based method	(8)	(8)

Pro forma net income	$2,329	$2,198

Earnings per share (basic and diluted):
As reported	$.18	$.17
Pro forma	$.18	$.17

Fair Value of Securities:

     Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to increases in market interest rates, including the adjustable rate U.S. Government agency preferred stock included in equity securities. The fair value is expected to recover as the securities approach their maturity date and/or market rates change.

Earnings Per Share:

     The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended
	March 31,
(In Thousands, except Per Share Data)	2004	2003
Basic EPS computation
Numerator — Net income	$2,337	$2,206

Denominator — Weighted average shares outstanding	12,668,040	12,653,975

Basic earnings per share	$.18	$.17

Diluted EPS computation
Numerator — Net income	$2,337	$2,206

Denominator — Weighted average shares outstanding for basic earnings per share	12,668,040	12,653,975
Effect of Stock Options	16,807	14,557

Weighted average shares for diluted earnings per share	12,684,847	12,668,532

Diluted earnings per share	$.18	$.17

Share and per share information has been restated to reflect the impact of stock dividends.

Comprehensive Income:

     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of unrealized gains and losses on securities available for sale.

Notes to Unaudited Consolidated Financial Statements (continued)

Reclassifications:

     Certain items in the prior year financial statements were reclassified to conform to the current presentation.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2004 and 2003

     The Corporation’s net income for the first three months of 2004 was $2.34 million, or $.18 per share, which is a 5.94% increase compared with the $2.21 million, or $.17 per share earned during the same period last year. The reported increase in net income is primarily attributable to increases in net interest income, as explained in the following paragraph. In addition, the provision for credit losses decreased by $90 thousand. The Corporation’s annualized return on average assets and return on average equity for the first three months of 2004 were 1.20% and 11.90% respectively, compared to 1.17% and 10.81% for the same period in 2003.

Net Interest Income. Net interest income for the first three months of 2004 totaled $7.48 million, an increase of $272 thousand or 3.77% over the first three months of 2003. While interest income decreased $281 thousand or 2.57%, interest expense decreased $553 thousand or 14.89%. Average earning assets increased 7.32% when comparing the period ended March 31, 2004 to March 31, 2003, but this growth was offset by a 62 basis point decrease in the annualized yield on earning assets. The decline in interest expense was mainly due to a 52 basis point decrease in the annualized rates paid on interest-bearing liabilities, caused by a general decline in interest rates. The decrease in the annualized yield on earning assets lowered our tax equated annualized net interest margin from 4.25% for the period ended March 31, 2003 to 4.08% for the period ended March 31, 2004. Assuming the interest rate environment remains steady, the Corporation anticipates additional compression of the net interest margin as liability pricing reaches its low and loans and investment securities continue to reprice at lower rates.

Other Income. Total other income increased by $72 thousand or 10.17% from a year ago. This increase is due to a $70 thousand increase in commissions on non-deposit investment products. As the equity markets continue to improve, the Bank has experienced increased levels of customer activity in this area. Management anticipates this trend will continue in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Expense. Other expense was $4.83 million for the first three months of 2004 compared to $4.53 million for the same time in 2003. This increase of 6.63% mostly occurred in the area of salaries and employee benefits. Salaries and employee benefits increased $188 thousand or 7.34%. Salaries and temporary wages increased $129 thousand or 7%, primarily due to a higher level of full time equivalent employees and salary merit increases. The efficiency ratio increased to 58.43% for the first three months of 2004 compared to 57.18% for the first three months of 2003. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes. Income tax expense totaled $917 thousand for the first quarter of 2004 and $914 thousand for the first quarter of 2003, an increase of ..33%. The effective tax rate for the first quarter of 2004 was 28.18% compared to 29.29% for the same time in 2003.

Other Comprehensive Income. For the first three months of 2004, the change in net unrealized gains on securities, net of reclassifications, resulted in a gain of $1.05 million versus a loss of $249 thousand for the same period in 2003. The changes in 2003 and 2004 were due to interest rate fluctuations affecting the market values of the entire investment portfolio.

Financial Condition

     Total assets decreased $12.22 million or 1.5% since December 31, 2003. This decrease is consistent with the decrease in investments. Average earning assets increased $52.17 million or 7.32% when comparing the period ended March 31, 2004 to March 31, 2003. Most of this growth in assets is a direct result of increases in average deposit balances and borrowings. Total liabilities decreased $13.83 million or 1.89% since December 31, 2003. This decrease is due to the $14.41 million decrease in Federal Home Loan Bank advances. Average interest-bearing liabilities increased $48.8 million or 7.81% from the period ended March 31, 2003 to March 31, 2004. Capital ratios remain solid, as shown by the ratio of equity to total assets at March 31, 2004 of 10.22%.

Securities. Even though the securities portfolio decreased $12.79 million or 4.38% since December 31, 2003, average securities increased $35.41 million or 13.65% when comparing the period ended March 31, 2004 to March 31, 2003. As the interest-bearing liabilities increased, they were primarily invested in high-grade securities. Most of this investment activity occurred in purchases of mortgage-backed securities.

Loans. Gross loans increased slightly, growing $388 thousand or .08% since December 31, 2003. Furthermore, average loans increased $16.76 million or 3.7% from March 31, 2003 to March 31, 2004. Most of this increase from the prior year comparable three month period occurred in both the Indirect Loan and Commercial Real Estate Portfolio. Loans comprised 61.47% of the Bank’s average earning assets for the quarter ended March 31, 2004 and 63.62% for the quarter ended March 31, 2003.

Allowance for Credit Losses. The allowance for credit losses as a percentage of loans decreased from 1.41% at December 31, 2003 to 1.38% at March 31, 2004. The provision for credit losses for the first three months of 2004 and 2003 was $180 thousand and $270 thousand, respectively. Net charge-offs totaled $282 thousand for the first quarter of 2004 up from $172 thousand for the first quarter of 2003. Annualized net charge-offs to average loans for the first three months of 2004 was .24% compared to .15% for the first three months of 2003. Non-performing loans to total loans increased slightly from .32% as of December 31, 2003 to .33% as of March 31, 2004.

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

Deposits. Total deposits decreased $3.48 million or .56% since December 31, 2003. Average deposits increased $33.62 million or 5.67% when comparing the period ended March 31, 2004 to March 31, 2003. Most of this deposit growth from the prior year comparable three month period occurred in the Company’s time deposit accounts. The Company has continued to offer a competitive rate of interest on time deposit accounts to attract new customers and enhance existing account relationships.

Borrowings. Total borrowings decreased $10.35 million or 10.05% since December 31, 2003. This decrease was the result of paying off a $15 million Federal Home Loan Bank advance that matured during the period. When comparing the average balance of Federal Home Loan Bank advances from the period ended March 31, 2004 and March 31, 2003, they increased $20.28 million as the Bank took advantage of lower rates offered on various advance products. The annualized rates paid on Federal Home Loan Bank advances decreased by 182 basis points. The annualized rates paid on securities sold under repurchase agreements decreased 147 basis points when comparing the period ended March 31, 2004 to March 31, 2003. Despite the rate decrease the average balances over the same time period increased $5.71 million.

Capital Resources. Total Stockholders’ Equity increased $1.6 million or 2% since December 31, 2003. During the quarter, the Corporation received $1.23 million as proceeds from dividend reinvestment. In addition, the mark to market adjustment of securities increased accumulated other comprehensive income by $1.05 million. Treasury stock increased by $986 thousand as the Corporation continues to utilize the stock repurchase program.

     The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 2004 the Corporation’s total risk-based capital ratio stood at 16.90%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.65% and 9.60%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Critical Accounting Policies

     The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in Farmers National Banc Corp.’s 2003 Annual Report to Shareholders included in Farmers National Banc Corp.’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified one accounting policy that is a critical accounting policy and an understanding of this policy is necessary to understand our financial statements. This policy relates to determining the adequacy of the allowance for credit losses. Additional information regarding this policy is included in the section captioned “Allowance for Credit Losses”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

     The Corporation maintains, in the opinion of management, liquidity sufficient to satisfy depositors’ requirements and meet the credit needs of customers. The Corporation depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Corporation’s ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of liquidity for the Company include assets considered relatively liquid, such as federal funds sold, cash and due from banks, as well as cash flows from maturities and repayments of loans, and securities.

     The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2004 net cash provided by investing activities amounted to $12.58 million compared to $24.35 million used in investing activities for the same period of 2003. Net increases in loans were $966 thousand in 2004 compared to $12.71 million in 2003. Proceeds from security maturities and repayments, net of securities purchases totaled $13.98 million for the three month period ended March 31, 2004 compared to $11.09 million in net purchases for the three month period ended March 31, 2003.

     The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used in financing activities amounted to $16.18 million for the first three months of 2004 and $33.11 million provided by financing activities for the same period in 2003. A net decrease in deposits used $3.48 million in 2004 and a net increase provided $13.68 million in 2003. In addition, a net increase in short-term borrowings provided $4.06 million in 2004 compared to $20.65 million in 2003. Net proceeds and repayments on Federal Home Loan Bank borrowings and other debt used $14.41 million in 2004 and provided $468 thousand in 2003.

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

     The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using February 29, 2004 amounts as a base case, the Company’s change in net interest income would be within the board mandated limits.

     The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003. There has been no material change in the disclosure regarding market risk due to the stability of the balance sheet.

Item 4. Controls and Procedures

     Based on their evaluation, as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company’s Chief Executive Officer and Chief Financial Officer have also concluded there have been no changes over the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities

Purchases of equity securities by the issuer.

On March 17, 2003, The Corporation announced the adoption of a stock repurchase program that authorizes the re-purchase of up to 4.9% or 609,941 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in March 2004. The following table summarizes the treasury stock purchased by the issuer during the first quarter of 2004:

			Total Number of
			Shares Purchased as
	Total Number of	Average Price Paid	Part of Publicly
Period	Shares Purchased	Per Share	Announced Program
January 1-31	19,016	$16.23	19,016
February 1-29	35,000	$16.36	35,000
March 1-31	6,200	$16.95	6,200

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Farmers National Banc Corp’s annual meeting of shareholders was held on March 30, 2004.

(b & c) Proxies were solicited by Farmers National Banc Corp’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. Elected to serve as director for a three year term were management’s nominees:

Elected Director	Votes For	Votes Against
Ralph D. Macali	9,809,768	8,121
Frank L. Paden	9,654,218	84,566
Earl R. Scott	9,809,647	2,519

Continuing Director	Term Expiring
Joseph D. Lane	March 2005
Ronald V. Wertz	March 2005
Benjamin R. Brown	March 2006
Anne F. Crawford-Board Appointed	March 2006
James R. Fisher-Board Appointed	March 2006

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed or incorporated by reference as part of this report:

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

Item 6. Exhibits and Reports on Form 8-K (continued)

24.	Not applicable.

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	906 Certification of Chief Executive Officer (Filed herewith)

32.b	906 Certification of Chief Financial Officer (Filed herewith)

(b) — Reports on Form 8-K

     Three Form 8-K’s were filed during the first quarter of 2004. The first Form 8-K was dated January 26, 2004 and reported the earnings for the last three months of 2003.

     The second Form 8-K was dated February 13, 2004 and announced the declaration of a regular quarterly dividend.

     The third Form 8-K was dated March 30, 2004 and it announced the filing of a Form 10-K/A. The Amended Form 10-K was filed solely to provide technical compliance with Section 404 of the Sarbanes-Oxley Act of 2002 regarding management certification. No amendments were made to the financial and non-financial disclosures contained in the Form 10-K previously filed by the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 7, 2004

/s/Frank L. Paden

Frank L. Paden
President and Secretary

Dated: May 7, 2004

/s/Carl D. Culp

Carl D. Culp
Executive Vice President
and Treasurer