Form 10-Q
period 2004-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2004-08-09
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended June 30, 2004	Commission file number 2-80339

FARMERS NATIONAL BANC CORP.

(Exact name of registrant as specified in its charter)

OHIO	34-1371693

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

20 South Broad Street Canfield, OH 44406	44406

(Address of principal executive offices)	(Zip Code)

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

                         Yes    [X]      No    [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                         Yes    [X]      No    [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004

Common Stock, No Par Value	12,685,431 shares

Page
Number
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Included in Part I of this report:
Farmers National Banc Corp. and Subsidiary
Consolidated Balance Sheets	1
Consolidated Statements of Income and Comprehensive Income	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Unaudited Consolidated Financial Statements	4-6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10-11
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	11
Item 2. Changes in Securities	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	11-12
SIGNATURES	13
10-Q Certifications	14-15
Section 906 Certifications	16-17
EX-31.1 302 Certifications for CEO
EX-31.2 302 Certifications for CFO
EX-32.1 906 Certification for CEO
EX-32.2 906 Certification for CFO

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	June 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$27,248	$30,950
Federal funds sold	1,078	2,864

TOTAL CASH AND CASH EQUIVALENTS	28,326	33,814

Securities available for sale	284,669	292,181
Loans	474,176	472,092
Less allowance for credit losses	6,385	6,639

NET LOANS	467,791	465,453

Premises and equipment, net	15,870	15,871
Other assets	8,414	5,496

TOTAL ASSETS	$805,070	$812,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits (all domestic):
Noninterest-bearing	$53,489	$52,713
Interest-bearing	570,132	572,902

TOTAL DEPOSITS	623,621	625,615

Securities sold under repurchase agreements	67,491	57,962
Federal Home Loan Bank advances	32,060	43,774
Other borrowings	1,271	1,187
Other liabilities	3,399	4,063

TOTAL LIABILITIES	727,842	732,601

Stockholders’ Equity:
Common Stock - Authorized 25,000,000 shares; issued 13,524,127 in 2004 and 13,382,120 in 2003	73,577	71,177
Retained earnings	16,873	16,287
Accumulated other comprehensive income (loss)	(1,703)	1,870
Treasury stock, at cost; 820,696 shares in 2004 and 676,771 in 2003	(11,519)	(9,120)

TOTAL STOCKHOLDERS’ EQUITY	77,228	80,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$805,070	$812,815

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$7,642	$8,285	$15,397	$16,517
Interest and dividends on securities:
Taxable interest	2,031	2,160	4,248	4,241
Nontaxable interest	493	418	954	827
Dividends	110	161	274	320
Interest on federal funds sold	8	64	53	106

TOTAL INTEREST INCOME	10,284	11,088	20,926	22,011

INTEREST EXPENSE
Deposits	2,575	2,770	5,133	5,772
Borrowings	591	883	1,194	1,595

TOTAL INTEREST EXPENSE	3,166	3,653	6,327	7,367

NET INTEREST INCOME	7,118	7,435	14,599	14,644
Provision for credit losses	120	200	300	470

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	6,998	7,235	14,299	14,174

OTHER INCOME
Service charges on deposit accounts	630	485	1,098	938
Other operating income	303	264	615	519

TOTAL OTHER INCOME	933	749	1,713	1,457

OTHER EXPENSES
Salaries and employee benefits	2,666	2,655	5,417	5,218
Net occupancy expense of premises	308	254	644	543
Furniture and equipment expense, including depreciation	310	297	657	593
State and local taxes	234	218	456	437
Loan expenses	92	124	169	242
Other operating expenses	1,126	992	2,220	2,034

TOTAL OTHER EXPENSES	4,736	4,540	9,563	9,067

INCOME BEFORE FEDERAL INCOME TAXES	3,195	3,444	6,449	6,564
FEDERAL INCOME TAXES	900	1,021	1,817	1,935

NET INCOME	$2,295	$2,423	$4,632	$4,629
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	(4,622)	846	(3,573)	597

COMPREHENSIVE INCOME (LOSS)	($2,327)	$3,269	$1,059	$5,226

NET INCOME PER SHARE-basic and diluted	$0.19	$0.19	$0.37	$0.37

DIVIDENDS PER SHARE	$0.16	$0.15	$0.32	$0.29

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	Six Months Ended
	June 30,	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,043	$6,819
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	35,981	27,414
Purchases of securities available for sale	(34,933)	(64,529)
Net increase in loans made to customers	(3,428)	(13,605)
Purchases of premises and equipment	(501)	(1,891)

NET CASH USED IN INVESTING ACTIVITIES	(2,881)	(52,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,994)	16,554
Net increase in short-term borrowings	9,613	31,533
Proceeds from Federal Home Loan Bank borrowings and other debt	10,130	2,500
Repayment of Federal Home Loan Bank borrowings and other debt	(21,844)	(2,532)
Purchase of Treasury Stock	(2,399)	(1,731)
Dividends paid	(4,556)	(3,809)
Proceeds from dividend reinvestment	2,400	2,248

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,650)	44,763

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,488)	(1,029)
CASH AND CASH EQUIVALENTS
Beginning of period	33,814	35,741

End of period	$28,326	$34,712

SUPPLEMENTAL DISCLOSURES
Interest paid	(6,377)	(7,344)
Income taxes paid	(1,630)	(2,072)

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

Notes to Unaudited Consolidated Financial Statements (continued)

	Three months ended		Six months ended
	June 30,		June 30,
(In Thousands, except Per Share Data)	2004	2003	2004	2003
Net income, as reported	$2,295	$2,423	$4,632	$4,629
Less: Total stock-based employee compensation expense determined under fair-value-based method	(7)	(5)	(15)	(10)

Pro forma net income	$2,288	$2,418	$4,617	$4,619

Earnings per share (basic and diluted):
As reported	$.19	$.19	$.37	$.37
Pro forma	$.18	$.19	$.36	$.36

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

Earnings Per Share:

     The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(In Thousands, except Per Share Data)	2004	2003	2004	2003
Basic EPS computation
Numerator – Net income	$2,295	$2,423	$4,632	$4,629
Denominator – Weighted average shares outstanding	12,667,762	12,677,217	12,667,901	12,665,672
Basic earnings per share	$.19	$.19	$.37	$.37

Diluted EPS computation
Numerator – Net income	$2,295	$2,423	$4,632	$4,629
Denominator – Weighted average shares outstanding for basic earnings per share	12,667,762	12,677,217	12,667,901	12,665,672
Effect of Stock Options	17,340	17,136	17,076	15,891

Weighted averages shares for diluted earnings per share	12,685,102	12,694,353	12,684,977	12,681,563

Diluted earnings per share	$.19	$.19	$.37	$.37

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2004 and 2003

     The Corporation’s net income for the first six months of 2004 was $4.632 million, or $.37 per share, which is a .06% increase compared with the $4.629 million, or $.37 per share earned during the same period last year. During the second quarter of 2004, net income was $2.295 million, or $.19 per share, which is a 5.28% decrease compared with the $2.423 million, or $.19 per share earned during the same period last year. The Corporation’s return on average assets and return on average equity for the twelve month periods ended June 30, 2004 and June 30, 2003 were 1.18% and 11.89% respectively, compared to 1.21% and 11.33% for the same period in 2003.

Net Interest Income. Net interest income for the first six months of 2004 totaled $14.6 million, a decrease of $45 thousand or .31% compared to the first six months of 2003. While interest income decreased $1.09 million or 4.93%, interest expense decreased $1.04 million or 14.12%. Average earning assets increased 4.4% when comparing the period ended June 30, 2004 to June 30, 2003, but this growth was offset by a 55 basis point decrease in the annualized yield on earning assets. The decline in interest expense was mainly due to a 41 basis point decrease in the annualized rates paid on interest-bearing liabilities, caused by a general decline in interest rates. The decrease in the annualized yield on earning assets lowered our tax equated annualized net interest margin from 4.18% for the period ended June 30, 2003 to 3.99% for the period ended June 30, 2004. Management anticipates less pressure on asset yields and liability costs during the second half of the year taking into consideration the Federal Reserve Bank’s recently announced interest rate hike.

     Net interest income for the quarter ended June 30, 2004 totaled $7.12 million, a decrease of $317 thousand or 4.26% compared to the quarter ended June 30, 2003. While interest income decreased $804 thousand or 7.25%, interest expense decreased $487 thousand or 13.33%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income. Total other income increased by $256 thousand or 17.57% from a year ago. This increase is due to a $198 thousand increase in overdrafts and return check charges. During the second quarter of 2004, the Bank began to offer its customers a courtesy overdraft program.

     Additionally, there was a $110 thousand increase in commissions on non-deposit investment products. As the equity markets continue to improve, the Bank has experienced increased levels of customer activity in this area. Management anticipates this trend will continue in the future.

     Total other income for the quarter ended June 30, 2004 increased by $184 thousand or 24.57% from the prior year comparable quarter. Most of this increase is due to the previously mentioned courtesy overdraft program. Overdrafts and return check charges increased $160 thousand when comparing the second quarter of 2004 to the second quarter of 2003.

Other Expense. Other expense was $9.56 million for the first six months of 2004 compared to $9.07 million for the same time in 2003. This increase of 5.47% mostly occurred in the area of salaries and employee benefits. Salaries and employee benefits increased $199 thousand or 3.81%. Salaries and temporary wages increased $266 thousand or 7.19%, primarily due to a higher level of full time equivalent employees and salary merit increases. The increase in salaries and temporary wages was partially offset by a decrease in employee health insurance costs. These health insurance costs decreased $119 thousand or 12.73%. The efficiency ratio increased to 58.63% for the first six months of 2004 compared to 56.31% for the first six months of 2003. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.

     Other expense was $4.74 million for the quarter ended June 30, 2004 compared to $4.54 million for the same quarter in 2003. This increase of 4.32% occurred mainly in the area of other operating expenses. Advertising expense increased $82 thousand or 111%. The increase in advertising was due to a focused short-term advertising campaign and the Corporation does not expect these increases to continue. Salaries and employee benefits only increased $11 thousand when comparing the second quarter of 2004 to the same period in 2003. While salaries and temporary wages increased $137 thousand or 7.37%, employee health insurance costs decreased $145 thousand or 28.94% over the prior year comparable quarter. The decrease is due to lower levels of health insurance claims.

Income Taxes. Income tax expense totaled $1.82 million for the first six months of 2004 and $1.94 million for the first six months of 2003, a decrease of $118 thousand or 6.1%. The effective tax rate for the first six months of 2004 was 28.17% compared to 29.48% for the same time in 2003.

     Income tax expense totaled $900 thousand for the quarter ended June 30, 2004 and $1.02 million for the quarter ended June 30, 2003, a decrease of 11.85%.

Other Comprehensive Income. For the first six months of 2004, the change in net unrealized gains on securities, net of reclassifications, resulted in a loss of $3.57 million versus a gain of $597 thousand for the same period in 2003. The changes in 2003 and 2004 were due to interest rate fluctuations affecting the market values of the entire investment portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

     Total assets decreased $7.75 million or .95% since December 31, 2003. This decrease is consistent with the decrease in the investment securities portfolio. Average earning assets increased $32.16 million or 4.4% when comparing the period ended June 30, 2004 to June 30, 2003. This growth in earning assets is a direct result of increases in average deposit balances and borrowings. Total liabilities decreased $4.76 million or .65% since December 31, 2003. Average interest-bearing liabilities increased $29.02 million or 4.52% from the period ended June 30, 2003 to June 30, 2004. Capital ratios remain solid, as shown by the ratio of equity to total assets at June 30, 2004 of 9.59%.

Securities. Securities available for sale decreased $7.51 million, or 2.57% during the six months ended June 30, 2004. Most of the decrease was due to a change in the net unrealized gains (losses). This account went from a net unrealized gain of $2.83 million at December 31, 2003 to a net unrealized loss of $ 2.62 million at June 30, 2004. Average securities increased $26.43 million or 10.37% when comparing the period ended June 30, 2004 to June 30, 2003. As the interest-bearing liabilities increased, they were primarily invested in high-grade securities. Most of this investment activity occurred in purchases of mortgage-backed securities.

Loans. Gross loans increased slightly, growing $2.08 million or .44% since December 31, 2003. Furthermore, average loans increased $12.94 million or 2.83% from June 30, 2003 to June 30, 2004. Most of this increase from the prior year comparable six month period occurred in the Commercial Real Estate Portfolio. Loans comprised 61.68% of the Bank’s average earning assets for the six months ended June 30, 2004 and 62.62% for the six months ended June 30, 2003.

Allowance for Credit Losses. The allowance for credit losses as a percentage of loans decreased from 1.41% at December 31, 2003 to 1.35% at June 30, 2004. The provision for credit losses for the first six months of 2004 and 2003 was $300 thousand and $470 thousand, respectively. The provision has decreased due to changes in portfolio composition. As the portfolio composition has shifted, management’s analysis indicates there is reduced exposure to probable losses. Net charge-offs totaled $553 thousand for the first six months of 2004 up from $349 thousand for the first six months of 2003. Annualized net charge-offs to average loans for the first six months of 2004 was .24% compared to .15% for the first six months of 2003. Non-performing loans to total loans increased slightly from .32% as of December 31, 2003 to .33% as of June 30, 2004.

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

Deposits. Total deposits decreased $1.99 million or .32% since December 31, 2003. Average deposits increased $26.75 million or 4.46% when comparing the period ended June 30, 2004 to June 30, 2003. Most of this deposit growth from the prior year comparable six month period occurred in the Company’s time deposit accounts. The Company has continued to offer a competitive rate of interest on time deposit accounts to attract new customers and enhance existing account relationships.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowings. Total borrowings decreased $2.1 million or 2.04% since December 31, 2003. This decrease was a combination of securities sold under repurchase agreements increasing $9.53 million and Federal Home Loan Bank advances decreasing $11.71 million. Federal Home Loan Bank advances decreased mainly as the result of paying off a $15 million Federal Home Loan Bank advance that matured during the period. When comparing the average balance of Federal Home Loan Bank advances from the period ended June 30, 2004 and June 30, 2003, they increased $12.62 million as the Bank took advantage of lower rates offered on various advance products. The annualized rates paid on Federal Home Loan Bank advances decreased by 139 basis points. The growth in securities sold under repurchase agreements is a combination of growth from new customers and the rising rate environment. Due to the rising rate environment, customers are investing their money short-term in this account. The annualized rates paid on securities sold under repurchase agreements decreased 144 basis points when comparing the period ended June 30, 2004 to June 30, 2003. Despite the significant rate decrease the average balances over the same time period only decreased $1.25 million.

Capital Resources. Total Stockholders’ Equity decreased $2.99 million or 3.72% since December 31, 2003. During the first six months of 2004, the Corporation received $2.4 million as proceeds from dividend reinvestment. In addition, the mark to market adjustment of securities decreased accumulated other comprehensive income (loss) by $3.57 million. Treasury stock increased by $2.4 million as the Corporation continues to utilize the stock repurchase program.

     The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 2004 the Corporation’s total risk-based capital ratio stood at 16.89%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.64% and 9.60%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

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

     The primary investing activities of the Company are originating loans and purchasing securities. During the first six months of 2004 net cash used in investing activities amounted to $2.88 million compared to $52.61 million for the same period of 2003. Net increases in loans were $3.43 million in 2004 compared to $13.61 million in 2003. Proceeds from security maturities and repayments, net of securities purchases, totaled $1.05 million for the six month period ended June 30, 2004 compared to $37.12 million in net purchases for the six month period ended June 30, 2003.

     The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used in financing activities amounted to $8.65 million for the first six months of 2004 compared to $44.76 million provided by financing activities for the same period in 2003. A net decrease in deposits used $1.99 million in 2004 and a net increase provided $16.55 million in 2003. In addition, a net increase in short-term borrowings provided $9.61 million in 2004 compared to $31.53 million in 2003. Net proceeds and repayments on Federal Home Loan Bank borrowings and other debt used $11.71 million in 2004 and $32 thousand in 2003.

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

     The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using May 31, 2004 amounts as a base case, the Company’s change in net interest income would be within the board mandated limits.

     The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003. There has been no material change in the disclosure regarding market risk due to the stability of the balance sheet.

Item 4. Controls and Procedures

     Based on their evaluation, as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company’s Chief Executive Officer and Chief Financial Officer have also concluded there have been

Item 4. Controls and Procedures (continued)

no changes over the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 14, 2004, The Corporation announced the adoption of a stock repurchase program that authorizes the re-purchase of up to 4.9% or approximately 620,275 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in May 2005. The following table summarizes the treasury stock purchased by the issuer during the second quarter of 2004:

			Total Number of
			Shares Purchased as
	Total Number of	Average Price Paid	Part of Publicly
Period	Shares Purchased	Per Share	Announced Program
April 1-30	38,803	$16.90	38,803
May 1-31	37,300	$16.82	37,300
June 1-30	7,606	$17.08	7,606

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed or incorporated by reference as part of this report:

2.	Not applicable.

3(i).	Not applicable.

Item 6. Exhibits and Reports on Form 8-K (continued)

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

(b) - Reports on Form 8-K

     Two Form 8-K’s were filed during the second quarter of 2004. The first Form 8-K was dated April 19, 2004 and reported the earnings for the first three months of 2004. Additionally, it announced the appointment of two individuals to the Board of Directors.

     The second Form 8-K was dated May 14, 2004 and announced the declaration of a regular quarterly dividend. Furthermore, the Company reported that the Board of Directors adopted the 2004 Stock Repurchase Program authorizing the acquisition of up to 4.9% of Farmers National Banc Corp.’s outstanding stock during a one-year period of time from May 2004.

               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FARMERS NATIONAL BANC CORP.

Dated: August 9, 2004

/s/Frank L. Paden

Frank L. Paden
President and Secretary

Dated: August 9, 2004

/s/Carl D. Culp

Carl D. Culp
Executive Vice President
and Treasurer