Form 10-Q
period 2004-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2004-11-08
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended Sept. 30, 2004    Commission file number 2-80339

FARMERS NATIONAL BANC CORP.

(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1371693 (I.R.S. Employer Identification No)

20 South Broad Street
Canfield, OH 44406	44406
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, No Par Value	Outstanding at October 29, 2004 12,674,122 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Included in Part I of this report:

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	September 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$25,297	$30,950
Federal funds sold	5,409	2,864

TOTAL CASH AND CASH EQUIVALENTS	30,706	33,814

Securities available for sale	281,922	292,181
Loans	480,377	472,092
Less allowance for credit losses	6,143	6,639

NET LOANS	474,234	465,453

Premises and equipment, net	15,711	15,871
Other assets	7,462	5,496

TOTAL ASSETS	$810,035	$812,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits (all domestic):
Noninterest-bearing	$49,646	$52,713
Interest-bearing	569,037	572,902

TOTAL DEPOSITS	618,683	625,615

Securities sold under repurchase agreements	76,295	57,962
Federal Home Loan Bank advances	30,356	43,774
Other borrowings	1,270	1,187
Other liabilities	3,758	4,063

TOTAL LIABILITIES	730,362	732,601

Stockholders’ Equity:
Common Stock - Authorized 25,000,000 shares; issued 13,589,780 in 2004 and 13,382,120 in 2003	74,669	71,177
Retained earnings	17,263	16,287
Accumulated other comprehensive income	348	1,870
Treasury stock, at cost; 885,630 shares in 2004 and 676,771 in 2003	(12,607)	(9,120)

TOTAL STOCKHOLDERS’ EQUITY	79,673	80,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$810,035	$812,815

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$7,726	$8,130	$23,123	$24,647
Interest and dividends on securities:
Taxable interest	2,024	2,047	6,272	6,288
Nontaxable interest	566	451	1,520	1,278
Dividends	112	162	386	482
Interest on federal funds sold	17	35	70	141

TOTAL INTEREST INCOME	10,445	10,825	31,371	32,836

INTEREST EXPENSE
Deposits	2,563	2,678	7,696	8,450
Borrowings	620	678	1,814	2,273

TOTAL INTEREST EXPENSE	3,183	3,356	9,510	10,723

NET INTEREST INCOME	7,262	7,469	21,861	22,113
Provision for credit losses	240	190	540	660

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	7,022	7,279	21,321	21,453

OTHER INCOME
Service charges on deposit accounts	726	504	1,824	1,442
Other operating income	337	277	952	796

TOTAL OTHER INCOME	1,063	781	2,776	2,238

OTHER EXPENSES
Salaries and employee benefits	2,651	2,679	8,068	7,897
Net occupancy expense of premises	296	269	940	812
Furniture and equipment expense, including depreciation	338	285	995	878
State and local taxes	233	219	689	656
Loan expenses	120	125	289	367
Other operating expenses	1,109	1,027	3,329	3,061

TOTAL OTHER EXPENSES	4,747	4,604	14,310	13,671

INCOME BEFORE FEDERAL INCOME TAXES	3,338	3,456	9,787	10,020
FEDERAL INCOME TAXES	923	1,014	2,740	2,949

NET INCOME	$2,415	$2,442	$7,047	$7,071
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	2,051	(3,434)	(1,522)	(2,837)

COMPREHENSIVE INCOME (LOSS)	$4,466	($992)	$5,525	$4,234

BASIC EARNINGS PER SHARE	$0.19	$0.19	$0.55	$0.55

DILUTED EARNINGS PER SHARE	$0.19	$0.19	$0.54	$0.55

DIVIDENDS PER SHARE	$0.16	$0.14	$0.47	$0.43

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	Nine Months Ended
	September 30,	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,826	$10,364
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	51,819	55,153
Purchases of securities available for sale	(45,392)	(101,468)
Net increase in loans made to customers	(10,289)	(15,341)
Purchases of premises and equipment	(586)	(2,701)

NET CASH USED IN INVESTING ACTIVITIES	(4,448)	(64,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(6,932)	36,195
Net increase in short-term borrowings	18,470	16,076
Proceeds from Federal Home Loan Bank borrowings and other debt	10,130	8,752
Repayment of Federal Home Loan Bank borrowings and other debt	(23,600)	(3,305)
Purchase of Treasury Stock	(3,487)	(3,532)
Dividends paid	(6,559)	(5,660)
Proceeds from dividend reinvestment	3,492	3,326

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,486)	51,852

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,108)	(2,141)
CASH AND CASH EQUIVALENTS
Beginning of period	33,814	35,741

End of period	$30,706	$33,600

SUPPLEMENTAL DISCLOSURES
Interest paid	(9,518)	(10,686)
Income taxes paid	(2,702)	(3,122)

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

Notes to Unaudited Consolidated Financial Statements (continued)

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,
(In Thousands, except Per Share Data)	2004	2003	2004	2003
Net income, as reported	$2,415	$2,442	$7,047	$7,071
Less: Total stock-based employee compensation expense determined under fair-value-based method	(8)	(8)	(23)	(23)

Pro forma net income	$2,407	$2,434	$7,024	$7,048

Earnings per share:
Basic earnings per share as reported	$.19	$.19	$.55	$.55
Pro forma basic earnings per share	$.19	$.19	$.54	$.55
Diluted earnings per share as reported	$.19	$.19	$.54	$.55
Pro forma diluted earnings per share	$.19	$.19	$.54	$.54

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

Earnings Per Share:

     The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,
(In Thousands, except Per Share Data)	2004	2003	2004	2003
Basic EPS computation
Numerator – Net income	$2,415	$2,442	$7,047	$7,071
Denominator – Weighted average shares outstanding	12,929,019	12,907,206	12,923,866	12,922,723
Basic earnings per share	$.19	$.19	$.55	$.55

Diluted EPS computation
Numerator – Net income	$2,415	$2,442	$7,047	$7,071
Denominator – Weighted average shares outstanding for basic earnings per share	12,929,019	12,907,206	12,923,866	12,922,723
Effect of Stock Options	16,876	17,415	16,895	16,384

Weighted averages shares for diluted earnings per share	12,945,895	12,924,621	12,940,761	12,939,107

Diluted earnings per share	$.19	$.19	$.54	$.55

Share and per share information has been restated to reflect the impact of stock dividends. On October 12, 2004, the Board of Directors declared a 2% stock dividend payable on November 30, 2004 to all shareholders of record on November 12, 2004.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

     The Corporation’s net income for the first nine months of 2004 was $7.047 million, or $.54 per diluted share, which is a .34% decrease compared with the $7.071 million, or $.55 per diluted share earned during the same period last year. During the third quarter of 2004, net income was $2.415 million, or $.19 per diluted share, which is a 1.11% decrease compared with the $2.442 million, or $.19 per diluted share earned during the same period last year. The Corporation’s return on average assets and return on average equity for the twelve month period ended September 30, 2004 was 1.17% and 11.96% respectively, compared to 1.20% and 11.52% for the same period in 2003.

Net Interest Income. Net interest income for the first nine months of 2004 totaled $21.86 million, a decrease of $252 thousand or 1.14% compared to the first nine months of 2003. Interest income decreased $1.47 million or 4.46%, when comparing the first nine months of 2004 to the first nine months of 2003. Average earning assets increased $24.91 million or 3.37%, when comparing the period ended September 30, 2004 to September 30, 2003, but this growth was offset by a 44 basis point decrease in the annualized tax equated yield on earning assets. Even though average loans increased $13.94 million during the same period, this was offset by a 65 basis point decrease in the annualized loan yield.

     Although the average balances of interest-bearing liabilities increased $22.08 million when comparing the period ended September 30, 2004 to September 30, 2003, interest expense decreased $1.21 million or 11.31% during this same period. The decline in interest expense was mainly due to a 31 basis point decrease in the annualized rates paid on interest-bearing liabilities, caused by a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

general decline in interest rates. While the average balance of time deposits increased $19.05 million when comparing September 30, 2004 to September 30, 2003, the annualized rate paid decreased by 24 basis points. During the same period, savings deposits had a 33 basis point decrease in annualized rates paid and repurchase agreements had a 105 basis point decrease in annualized rates paid. The decrease in the annualized yield on earning assets lowered our tax equated annualized net interest margin from 4.12% for the period ended September 30, 2003 to 3.96% for the period ended September 30, 2004. Management will continue to evaluate future interest rate hikes so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.

     Net interest income for the quarter ended September 30, 2004 totaled $7.26 million, a decrease of $207 thousand or 2.77% compared to the quarter ended September 30, 2003. While interest expense decreased $173 thousand or 5.15%, interest income decreased $380 thousand or 3.51%.

Other Income. Total other income for the nine month period ended September 30, 2004 increased by $538 thousand or 24.04% compared to the same period in 2003. This increase is due to a $435 thousand increase in overdrafts and return check charges. During the second quarter of 2004, the Bank began to offer its customers a courtesy overdraft program.

     Additionally, there was a $133 thousand increase in commissions on non-deposit investment products. As the equity markets continue to improve, the Bank has experienced increased levels of customer activity in this area. Management anticipates this trend will continue in the future.

     Total other income for the quarter ended September 30, 2004 increased by $282 thousand or 36.11% from the prior year comparable quarter. Most of this increase is due to the previously mentioned courtesy overdraft program. Overdrafts and return check charges increased $237 thousand when comparing the third quarter of 2004 to the third quarter of 2003.

Other Expense. Other expense was $14.31 million for the first nine months of 2004 compared to $13.67 million for the same time in 2003. This increase of 4.67% mostly occurred in the area of other operating expenses. Advertising expense increased $124 thousand or 49.45%. The increase in advertising was due to a focused short-term advertising campaign and the Corporation does not expect these increases to continue. The efficiency ratio increased to 58.08% for the first nine months of 2004 compared to 56.14% for the first nine months of 2003. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.

     Other expense was $4.75 million for the quarter ended September 30, 2004 compared to $4.6 million for the same quarter in 2003. This increase of 3.11% occurred mainly in the area of other operating expenses. Advertising expense increased $47 thousand or 55.29%. Salaries and employee benefits decreased by $28 thousand when comparing the third quarter of 2004 to the same period in 2003. While salaries and temporary wages increased $112 thousand or 5.96%, employee health insurance costs decreased $140 thousand or 28.51% over the prior year comparable quarter. The decrease is due to lower levels of health insurance claims.

Income Taxes. Income tax expense totaled $2.74 million for the first nine months of 2004 and $2.95 million for the first nine months of 2003, a decrease of $209 thousand or 7.09%. The effective tax rate for the first nine months of 2004 was 28% compared to 29.43% for the same time in 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Income tax expense totaled $923 thousand for the quarter ended September 30, 2004 and $1.01 million for the quarter ended September 30, 2003, a decrease of 8.97%.

Other Comprehensive Income. For the first nine months of 2004, the change in net unrealized gains on securities, net of reclassifications, resulted in a loss of $1.52 million and a loss of $2.84 million for the same period in 2003. The changes in 2003 and 2004 were due to interest rate fluctuations affecting the market values of the entire investment portfolio.

Financial Condition

     Total assets decreased $2.78 million or .34% since December 31, 2003. The Corporation had decreases of $3.11 million in cash and cash equivalents, $10.26 million in securities available for sale and an increase of $5 million in borrowings. These changes were used to fund increases of $8.78 million in net loans, $1.97 million in other assets and a decrease of $6.93 million in deposits. Capital ratios remain solid, as shown by the ratio of equity to total assets at September 30, 2004 of 9.84%.

Securities. Securities available for sale decreased $10.26 million, or 3.51% during the nine months ended September 30, 2004. This decrease was a combination of paydowns, net of purchases on mortgage-backed securities of $8.59 million and maturities and repayments, net of purchases on federal agency securities of $8.96 million. These decreases were somewhat offset by an increase in securities and loans to state and political subdivisions of $10.49 million.

Loans. Gross loans increased $8.29 million or 1.75% since December 31, 2003. Most of this increase occurred in the Commercial Real Estate Portfolio. Commercial Real Estate grew $11.38 million or 9.02% since December 31, 2003. Commercial Real Estate loans have grown as the Corporation has used a combination of experienced personnel and marketing strategies to build this section of the portfolio as the local economy begins to recover. Loans contributed 73.71% of total interest income for the nine months ended September 30, 2004 and 75.06% for the nine months ended September 30, 2003.

Allowance for Credit Losses. The allowance for credit losses as a percentage of loans decreased from 1.41% at December 31, 2003 to 1.28% at September 30, 2004. The provision for credit losses for the first nine months of 2004 and 2003 was $540 thousand and $660 thousand, respectively. The provision has decreased due to changes in portfolio composition. As the portfolio composition has shifted, management’s analysis indicates there is reduced exposure to probable losses. Net charge-offs totaled $1.04 million for the first nine months of 2004 up from $625 thousand for the first nine months of 2003. Approximately 87% of the net charge-offs have occurred in the indirect loan portfolio. Annualized net charge-offs to average loans for the first nine months of 2004 was .29% compared to .18% for the first nine months of 2003. Non-performing loans to total loans increased slightly from .32% as of December 31, 2003 to .33% as of September 30, 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits. Total deposits decreased $6.93 million or 1.11% since December 31, 2003. The decrease in the deposit portfolio came predominantly in the money market index account, which declined $10.43 million since December 31, 2003. This shift out of the money market index account was due to a concerted effort by the Company to have a better deposit mix. Additionally, noninterest-bearing deposits decreased $3.07 million and money market checking accounts increased $5.35 million. The Company prices deposit rates to remain competitive within the market and to attract and retain customers.

Borrowings. Total borrowings increased $5 million or 4.86% since December 31, 2003. This increase was due to an $18.33 million increase in securities sold under repurchase agreements. The growth in securities sold under repurchase agreements is a combination of growth from new customers and the rising rate environment. Due to the rising rate environment, customers are investing their money short-term in this account. Federal Home Loan Bank advances decreased $13.42 million, mainly as the result of paying off a $15 million Federal Home Loan Bank advance that matured during the nine month period.

Capital Resources. Total Stockholders’ Equity decreased $541 thousand or .67% since December 31, 2003. During the first nine months of 2004, the Corporation received $3.49 million as proceeds from dividend reinvestment. In addition, the mark to market adjustment of securities decreased accumulated other comprehensive income (loss) by $1.52 million. Treasury stock increased by $3.49 million as the Corporation continues to utilize the stock repurchase program.

     The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 2004 the Corporation’s total risk-based capital ratio stood at 16.58%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.37% and 9.56%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

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

     The primary investing activities of the Company are originating loans and purchasing securities. During the first nine months of 2004 net cash used in investing activities amounted to $4.45 million compared to $64.36 million for the same period of 2003. Net increases in loans were $10.29 million in 2004 compared to $15.34 million in 2003. Proceeds from security maturities and repayments, net of securities purchases, totaled $6.43 million for the nine month period ended September 30, 2004 compared to $46.32 million in net purchases for the nine month period ended September 30, 2003.

     The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used in financing activities amounted to $8.49 million for the first nine months of 2004 compared to $51.85 million provided by financing activities for the same period in 2003. A net decrease in deposits used $6.93 million in 2004 and a net increase provided $36.2 million in 2003. In addition, a net increase in short-term borrowings provided $18.47 million in 2004 compared to $16.08 million in 2003. Net proceeds and repayments on Federal Home Loan Bank borrowings and other debt used $13.47 million in 2004 and provided $5.45 million in 2003.

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

     The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using August 31, 2004 amounts as a base case, the Company’s change in net interest income would be within the board mandated limits.

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

On May 14, 2004, The Corporation announced the adoption of a stock repurchase program that authorizes the re-purchase of up to 4.9% or approximately 620,275 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in May 2005. The following table summarizes the treasury stock purchased by the issuer during the third quarter of 2004:

			Total Number of
			Shares Purchased as
	Total Number of	Average Price Paid	Part of Publicly
Period	Shares Purchased	Per Share	Announced Program
July 1-31	18,000	$16.83	18,000
August 1-31	24,758	$16.60	24,758
Sept. 1-30	22,176	$16.85	22,176

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

(b) - Reports on Form 8-K

     Two Form 8-K’s were filed during the third quarter of 2004. The first Form 8-K was dated July 22, 2004 and reported the earnings for the first six months of 2004.

     The second Form 8-K was dated August 12, 2004 and announced the declaration of a regular quarterly dividend.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 8, 2004

/s/ Frank L. Paden

Frank L. Paden
President and Secretary

Dated: November 8, 2004

/s/ Carl D. Culp

Carl D. Culp
Executive Vice President
and Treasurer