Form 10-K
period 2004-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2005-03-16
CIK 709337

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The registrant estimates that the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $214.4 million based upon the last sales price as of June 30, 2004. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of February 28, 2005, the registrant had outstanding 12,949,453 shares of common stock having no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K
into which
Document	Document is Incorporated
Portions of 2004 Annual Report to Shareholders	II

Definitive proxy statement for the 2004 Annual Meeting of Shareholders to be held on March 31, 2005	III

Form 10-K Cross Reference Index to Items Incorporated by Reference to the Annual Report to Shareholders

Pages
Part I
Item 1 - Business
Average Balance Sheets/Yields/Rates	8
Rate and Volume Analysis	9
Securities	14-15
Loans	12
Loan Loss Experience	13-14
Deposits	15
Financial Ratios	7
Short-Term Borrowings	15, 27-28

Part II
Item 5
Market For Registrant’s Common Stock and Related Stockholder Matters	17, 34

Item 6
Selected Financial Data	7

Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-17

Item 7A
Quantitative and Qualitative Disclosures About Market Risk	11

Item 8
Financial Statements and Supplementary Data	19-33

Part IV
Item 15
Report of Crowe Chizek and Company LLC
Independent Auditors	18
Financial Statements:
Consolidated Balance Sheets - December 31, 2004 and 2003	19
Consolidated Statements of Income & Comprehensive Income — Calendar Years 2004, 2003 and 2002	20
Consolidated Statement of Stockholders’ Equity — Calendar Years 2004, 2003 and 2002	21
Consolidated Statements of Cash Flows — Calendar Years 2004, 2003 and 2002	22
Notes to Consolidated Financial Statements	23-33

FARMERS NATIONAL BANC CORP.
FORM 10-K
2004

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

The Bank

     The Bank is a full-service national bank engaged in commercial and retail banking in Mahoning, Trumbull and Columbiana Counties in Ohio. The Bank’s commercial and retail banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines, internet banking and travelers checks, “E” Bond transactions, utility bill payments, MasterCard and Visa credit cards, brokerage services and other miscellaneous services normally offered by commercial banks.

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

     The Corporation had 295 full-time equivalent employees at December 31, 2004.

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

Supervision and Regulation

     The Corporation is regulated by the Federal Reserve Bank (the “FRB”). The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit

Item 1 (Continued)

Insurance Corporation (the “FDIC”). A listing of the minimum regulatory requirements for capital and the Corporation’s capital position as of December 31, 2004 are presented in Note J on page 29 of the annual report to shareholders for the year ended December 31, 2004 and is hereby incorporated by reference.

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

Item 1 (Continued)

INTERSTATE BANKING AND BRANCHING LEGISLATION

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorizes interstate acquisitions of banks and bank holding companies without geographic constraint. The IBBEA also authorized banks to merge with banks located in another state.

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

GRAHAM-LEACH-BLILEY ACT

     The Graham-Leach-Bliley Act of 1999 (the “GLB Act”) allows new opportunities for banks, other depository institutions, insurance companies and securities firms to combine to form a single financial services organization to offer customers a broader choice of financial products and services. The GLB Act authorized the Federal Reserve Board to oversee all regulatory activities through the financial holding company, while the functional regulation of operating subsidiaries remains with their primary functional regulator. The GLB Act requires institutions to maintain Community Reinvestment Act ratings of satisfactory or higher in order to engage in any new financial activities. This act also established a federal right to privacy of non-public personal information of individual customers.

SARBANES-OXLEY ACT OF 2002

     The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Section 302(a) of Sarbanes-Oxley requires the Bank’s chief executive officer and chief financial officer to certify that the Bank’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Bank’s internal controls; they have made certain disclosures to the Bank’s auditors and the audit committee of the Board of Directors about the Bank’s internal controls; and they have included information in the Bank’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Bank’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2004.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Equity Compensation Plan Information

Number of se-
curities to be is-
	sued upon ex-	Weighted-average	Number of securities remain-
	ercise of out-	exercise price of	ing available for future issu-
	standing op-	outstanding op-	ance under equity compen-
	tions, warrants	tions, warrants	sation plans (excluding secu-
	and rights	and rights	rities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	49,500	$11/share	325,400

     Information regarding the equity (stock-based) compensation plan is set forth in the registrant’s annual report in Notes A and I in the Notes to Consolidated Financial Statements. This portion of the annual report is incorporated by reference.

Purchases of equity securities by the issuer.

On May 14, 2004, The Corporation announced the adoption of a stock repurchase program that authorizes the re-purchase of up to 4.9% or approximately 620,275 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in May 2005. The following table summarizes the treasury stock purchased by the issuer during the fourth quarter of 2004:

			Total Number of
			Shares Purchased	Maximum Number
		Average	as Part of Publicly	of Shares that May
	Total Number of	Price Paid	Announced	Yet Be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
Oct. 1-31	30,033	$16.64	30,033	500,702
Nov. 1-30	0	0	0	500,702
Dec. 1-31	17,378	16.70	17,378	483,324
TOTAL	47,411	$16.65	47,411

Item 8. Financial Statements and Supplementary Data

     The report of Hill Barth and King LLC Independent Auditors on the registrant’s 2002 financial statements is included in Exhibit 99 filed herewith.

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

Item 9A. Controls and Procedures

     Based on their evaluation, as of the ending period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     The assessment of the effectiveness of internal controls over financial reporting is in process. The Company will file an amendment to form 10-K including management’s assessment and the report of our auditors by the extended deadline.

Item 9B. Other Information

     During 2004, the Corporation recorded a $2.1 million after-tax impairment of securities charge after concluding that certain Freddie Mac and Fannie Mae preferred equity securities were other-than-temporarily impaired. Management’s decision to recognize the other-than-temporary impairment charge was due to the following circumstances: (1) the recent accounting guidance issued on other-than-temporary impairment of securities and discussions of these particular government sponsored enterprise investments, (2) the modeling of interest rates for the future would result in recovery of impairment in a reasonable period of time that would not be interpreted as “temporary”, and (3) the fact that these government sponsored enterprises are under intense scrutiny for their lack of proper corporate governance practices.

     Based on these uncertainties, management determined it was appropriate to reclassify the unrealized mark-to-market loss on these securities and record the other-than-temporary impairment charge under generally accepted accounting principles. Prior to this charge, the decline in fair value was recognized and recorded as an unrealized mark-to-market loss on securities available-for-sale and reflected as a reduction to equity through comprehensive income. Accordingly, this reclassification will not affect total shareholders’ equity. Inasmuch that these securities are investment grade securities, this action does not reflect the expected long-term value of these securities.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information relating to Directors is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders which will be held March 31, 2005. The proxy statement is incorporated by reference.

Executive Officers of the Registrant

     The names, ages and positions of the executive officers as of March 1, 2005

Name	Age	Position Held
Frank L. Paden	54	President and Secretary
Carl D. Culp	41	Executive Vice President and Treasurer
Donald F. Lukas	58	Senior Vice President

Item 10 (Continued)

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

Audit Committee Financial Expert

     The Board believes that Earl R. Scott and James R. Fisher qualify as “Audit Committee Financial Experts” as that term is defined by applicable SEC rules. In addition, the Board believes that Earl R. Scott and James R. Fisher are “independent” as that term is defined by applicable SEC rules.

Code of Ethics

     See Exhibit 14.

Identification of the Audit Committee

     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 31, 2005. The proxy statement is incorporated by reference.

Compliance with Section 16(a) of the Securities Exchange Act

     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 31, 2005. The proxy statement is incorporated by reference.

Item 11. Executive Compensation

     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 31, 2005. The proxy statement is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information relating to this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 31, 2005. The proxy statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 31, 2005. The proxy statement is incorporated by reference.

Item 14. Principal Accountant Fees and Services

     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 31, 2005. The proxy statement is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)1. Financial Statements

     Item 8., Financial Statements and Supplementary Data is set forth in the registrant’s 2004 Annual Report to Shareholders and is incorporated by reference in Part II of this report

     (a)2. Financial Statement Schedules

     No financial statement schedules are presented because they are not applicable.

     (a)3. Exhibits

     The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page 12 hereof and is incorporated herein by reference.

     (b) Report on Form 8-K

     Three Form 8-K’s were filed during the fourth quarter of 2004. The first Form 8-K was dated October 15, 2004 and reported a stock dividend.

     The second Form 8-K was dated October 22, 2004 and discussed earnings for the third quarter of 2004.

     The third Form 8-K was dated November 12, 2004 and reported a quarterly cash dividend .

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.	Farmers National Banc Corp.

/s/ Frank L. Paden	/s/ Carl D. Culp

Frank L. Paden	Carl D. Culp
President and Secretary	Executive Vice President and Treasurer
March 16, 2005	March 16, 2005

/s/ Benjamin R. Brown	Director	March 16, 2005
Benjamin R. Brown

/s/ Anne Frederick Crawford	Director	March 16, 2005
Anne Frederick Crawford

/s/ James R. Fisher	Director	March 16, 2005
James R. Fisher

/s/ Joseph D. Lane	Director	March 16, 2005
Joseph D. Lane

/s/ Ralph D. Macali	Director	March 16, 2005
Ralph D. Macali

/s/ Earl R. Scott	Director	March 16, 2005
Earl R. Scott

/s/ Frank L. Paden	President	March 16, 2005
Frank L. Paden	And Director

/s/ Ronald V. Wertz	Director	March 16, 2005
Ronald V. Wertz

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

     2. Not applicable.

     3(i). The Articles of Incorporation, including amendments thereto for the Registrant. Incorporated by reference to Exhibit 4.1 to Farmers National Banc Corp’s Form S-3 Registration Statement dated October 3, 2001. (File No. 0-12055).

     3(ii). The Code of Regulations, including amendments thereto for the Registrant. Incorporated by reference to Exhibit 4.2 to Farmers National Banc Corp’s Form S-3 Registration Statement dated October 3, 2001. (File No. 0-12055).

     4. Incorporated by reference to initial filing.

     9. Not applicable.

     10. Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 31, 2005. The proxy statement is incorporated by reference.

     11. Refer to Note N in the annual report incorporated by reference.

     12. Not applicable.

     13. Annual Report to security holders.

     14. The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer and complies with the criteria provided in SEC rules. The Code of Ethics is available by calling Corporate Services at 330-533-3341.

     16. Not applicable.

     18. Not applicable.

     21. Farmers National Bank, Canfield, Ohio.

     22. Not applicable.

     23a. Consent of Crowe Chizek and Company LLC

     23b. Consent of Hill, Barth & King LLC

     24. Not applicable.

     31.a Certification of Chief Executive Officer (Filed herewith)

     31.b Certification of Chief Financial Officer (Filed herewith)

     32.a 1350 Certification of Chief Executive Officer (Filed herewith)

     32.b 1350 Certification of Chief Financial Officer (Filed herewith)

     99. Report of Hill Barth and King LLC for the Year Ended December 31, 2002

     Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.