Form 10-K/A
period 2004-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2005-04-29
CIK 709337

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE
PART IV
SIGNATURES
EX-23 Consent of Crowe Chizek and Company LLC
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32.1 1350 Certification of Chief Executive Officer
EX-32.2 1350 Certification of Chief Financial Officer

EXPLANATORY NOTE

In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), Farmers National Banc Corp. (the “Company”) omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Report”) both the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company is filing this Amendment No. 1 to Annual Report on Form 10-K (the “Amendment”) to provide the information that was omitted from Item 9A of the Original Report. No other information is being amended by this Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

Item 9a. Controls and Procedures (Amended)

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2004 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) to be included in the Company’s periodic filings under the Exchange Act. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting in the Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Management’s assessment identified the following material weakness in the Company’s internal control over financial reporting:

•	As of December 31, 2004, the Company did not maintain an effective internal control process to determine the amount of the liability associated with the post-retirement benefit plan maintained by the Company. Although it was concluded that the amount of the post-retirement benefit liability was immaterial, the Company failed to have an actuarial valuation completed to quantify the amount of the current year’s expense and liability associated with the plan. This omission was identified by the Company’s independent registered public accounting firm in the course of their audit of the company’s financial statements.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective.

Post year-end remediation to address the material weakness is as follows:

•	A formal independent actuarial study of the post-retirement benefit plan was completed to identify the liability for the Company. An actuarial study of the post-retirement benefit plan will now be completed on an annual basis, and expenses associated with the plan will be recognized accordingly.

•	The Board of Directors and Management made changes to the plan, effective March 1, 2005 and all parties were promptly notified.

The Company’s independent registered public accounting firm has issued their report on management’s assessment of the Company’s internal control over financial reporting which follows.

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

Board of Directors and Shareholders
Farmers National Banc Corp.
Canfield, Ohio

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Farmers National Banc Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness (as explained further below), based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective internal control over the evaluation of an accrual for a postretirement benefit obligation and the related expense. As a result of our intervention, management obtained an actuarial valuation of the plan obligation as of December 31, 2004 and determined the related liability and expense to be immaterial. However, this control deficiency results in more than a remote likelihood that a material misstatement to the annual or interim financial statements will not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated February 23, 2005 on those financial statements.

In our opinion, management’s assessment that Farmers National Banc Corp. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Farmers National Banc Corp. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statement regarding post year-end remediation actions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Farmers National Banc Corp. as of December 31, 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended and our report dated February 23, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Cleveland, Ohio
April 29, 2005

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)1. Financial Statements

     None

     (a)2. Financial Statement Schedules

     None Required

     (a)3. Exhibit Index

23	Consent of Crowe Chizek and Company LLC

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	1350 Certification of Chief Executive Officer (Filed herewith)

32.b.	1350 Certification of Chief Financial Officer (Filed herewith)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.	Farmers National Banc Corp.

/s/ Frank L. Paden	/s/ Carl D. Culp

Frank L. Paden	Carl D. Culp
President and Secretary	Executive Vice President and Treasurer
April 29, 2005	April 29, 2005

/s/ Benjamin R. Brown Benjamin R. Brown	Director	April 29, 2005

/s/ Anne Frederick Crawford Anne Frederick Crawford	Director	April 29, 2005

/s/ James R. Fisher James R. Fisher	Director	April 29, 2005

/s/ Joseph D. Lane Joseph D. Lane	Director	April 29, 2005

/s/ Ralph D. Macali Ralph D. Macali	Director	April 29, 2005

/s/ Earl R. Scott Earl R. Scott	Director	April 29, 2005

/s/ Frank L. Paden Frank L. Paden	President and Director	April 29, 2005

/s/ Ronald V. Wertz Ronald V. Wertz	Director	April 29, 2005