Form 10-Q
period 2005-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2005-05-10
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended March 31, 2005 Commission file number 2-80339

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

Yes ☑      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005

Common Stock, No Par Value	13,016,857 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Included in Part I of this report:

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	March 31,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$27,431	$29,619
Federal funds sold	9,189	3,951

TOTAL CASH AND CASH EQUIVALENTS	36,620	33,570

Securities available for sale	282,489	281,883

Loans	487,629	485,679
Less allowance for loan losses	6,144	6,144

NET LOANS	481,485	479,535

Premises and equipment, net	15,457	15,655
Other assets	9,063	7,196

TOTAL ASSETS	$825,114	$817,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$56,533	$57,026
Interest-bearing	573,493	565,198

TOTAL DEPOSITS	630,026	622,224

Securities sold under repurchase agreements	77,565	70,912
Federal Home Loan Bank advances	35,971	42,016
Other borrowings	1,249	1,295
Other liabilities	3,279	2,738

TOTAL LIABILITIES	748,090	739,185

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 13,991,031 in 2005 and 13,912,515 in 2004	81,371	80,200
Retained earnings	11,061	10,958
Accumulated other comprehensive income (loss)	(1,362)	893
Treasury stock, at cost; 974,174 shares in 2005 and 933,041 in 2004	(14,046)	(13,397)

TOTAL STOCKHOLDERS’ EQUITY	77,024	78,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$825,114	$817,839

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31,	March 31,
	2005	2004

INTEREST INCOME
Interest and fees on loans	$7,477	$7,868
Interest and dividends on securities:
Taxable interest	2,164	2,217
Nontaxable interest	461	348
Dividends	115	164
Interest on federal funds sold	49	45

TOTAL INTEREST INCOME	10,266	10,642

INTEREST EXPENSE
Deposits	2,653	2,558
Short-term borrowings	296	234
Long-term borrowings	406	369

TOTAL INTEREST EXPENSE	3,355	3,161

NET INTEREST INCOME	6,911	7,481
Provision for loan losses	269	180

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,642	7,301

OTHER INCOME
Service charges on deposit accounts	608	468
Security gains	268	0
Other operating income	330	312

TOTAL OTHER INCOME	1,206	780

OTHER EXPENSES
Salaries and employee benefits	2,764	2,751
Net occupancy expense of premises	345	336
Furniture and equipment expense, including depreciation	362	347
State and local taxes	231	222
Loan expenses	88	77
Other operating expenses	1,090	1,094

TOTAL OTHER EXPENSES	4,880	4,827

INCOME BEFORE INCOME TAXES	2,968	3,254
INCOME TAXES	794	917

NET INCOME	$2,174	$2,337

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	(2,255)	1,049

COMPREHENSIVE INCOME (LOSS)	$(81)	$3,386

NET INCOME PER SHARE-basic and diluted	$0.17	$0.18

DIVIDENDS PER SHARE	$0.16	$0.15

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	Three Months Ended
	March 31,	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH FROM OPERATING ACTIVITIES	$2,948	$3,140

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	14,274	15,030
Proceeds from sales of securities available for sale	13,293	0
Purchases of securities available for sale	(31,735)	(1,047)
Loan originations and payments, net	(2,495)	(966)
Additions to premises and equipment	(57)	(440)

NET CASH FROM INVESTING ACTIVITIES	(6,720)	12,577

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	7,802	(3,478)
Net change in short-term borrowings	6,626	4,060
Proceeds from Federal Home Loan Bank borrowings and other debt	0	1,480
Repayment of Federal Home Loan Bank borrowings and other debt	(6,064)	(15,886)
Repurchase of Treasury Stock	(649)	(986)
Cash dividends paid	(2,064)	(2,601)
Proceeds from dividend reinvestment	1,171	1,228

NET CASH FROM FINANCING ACTIVITIES	6,822	(16,183)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,050	(466)

Beginning cash and cash equivalents	33,570	33,814

Ending cash and cash equivalents	$36,620	$33,348

Supplemental cash flow information:
Interest paid	(3,260)	(3,193)
Income taxes paid	0	0

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

     The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, The Farmers National Bank of Canfield. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation:

     The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders included in the Company’s 2004 Annual Report on Form 10-K. The interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

Notes to Unaudited Consolidated Financial Statements (continued)

	Three months ended
	March 31,
(In Thousands, except Per Share Data)	2005	2004
Net income, as reported	$2,174	$2,337

Less: Total stock-based employee compensation expense determined under fair-value-based method	(7)	(8)

Pro forma net income	$2,167	$2,329

Earnings per share (basic and diluted):
As reported	$.17	$.18
Pro forma	$.17	$.18

Fair Value of Securities:

     Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates change.

Earnings Per Share:

     The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended
	March 31,
(In Thousands, except Per Share Data)	2005	2004
Basic EPS computation
Numerator – Net income	$2,174	$2,337
Denominator – Weighted average shares outstanding	12,956,686	12,921,401
Basic earnings per share	$.17	$.18

Diluted EPS computation
Numerator – Net income	$2,174	$2,337
Denominator – Weighted average shares outstanding for basic earnings per share	12,956,686	12,921,401
Effect of Stock Options	14,461	16,807

Weighted averages shares for diluted earnings per share	12,971,147	12,938,208

Diluted earnings per share	$.17	$.18

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Corporation’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Corporation conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Corporation conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

     The Corporation’s net income for the first three months of 2005 was $2.174 million, or $.17 per diluted share, which is a 6.97% decrease compared with the $2.337 million, or $.18 per diluted share earned during the same period last year. The Corporation’s annualized return on average assets and return on average equity for the three month period ended March 31, 2005 was 1.08% and 11.24% respectively, compared to 1.16% and 11.67% for the same period in 2004.

Net Interest Income. Net interest income for the first three months of 2005 totaled $6.91 million, a decrease of $570 thousand or 7.62% compared to the first three months of 2004. Interest income decreased $376 thousand or 3.53%, when comparing the first three months of 2005 to the first three months of 2004. The Corporation’s tax equated annualized net interest margin decreased from 4.08% for the period ending March 31, 2004 to 3.82% for the period ending March 31, 2005. This decline was the result of a combination of a decrease in the annualized yield on earning assets of 16 basis points coupled with a 12 basis point increase in the annualized rates paid on interest-bearing liabilities. Management will continue to evaluate future interest rate changes so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income. Total other income for the three month period ended March 31, 2005 increased by $426 thousand or 54.62% compared to the same period in 2004. This increase is due to both security gains and an increase in fees from overdrafts and return check charges. Security gains amounted to $268 thousand during the first quarter of 2005 and $0 during the same period in 2004. Fees from overdrafts and return check charges increased by $146 thousand or 49.66% when comparing the first quarter of 2005 to the first quarter of 2004. During the second quarter of 2004, the Bank began to offer its customers a courtesy overdraft program.

     Other Expense. Other expense was $4.88 million for the first three months of 2005 compared to $4.83 million for the same time in 2004. This amounted to an increase of only 1.1%. The efficiency ratio increased to 62.17% for the first three months of 2005 compared to 58.43% for the first three months of 2004. The efficiency ratio was adversely impacted by the $570 thousand decline in net interest income. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes. Income tax expense totaled $794 thousand for the first three months of 2005 and $917 thousand for the first three months of 2004, a decrease of $123 thousand or 13.41%. The effective tax rate for the first three months of 2005 was 26.75% compared to 28.18% for the same time in 2004.

Other Comprehensive Income. For the first three months of 2005, the change in net unrealized gains on securities, net of reclassifications, resulted in a loss of $2.26 million compared to a gain of $1.05 million for the same period in 2004. The changes in 2004 and 2005 were due to interest rate fluctuations affecting the market values of the entire investment portfolio.

Financial Condition

     Total assets increased $7.28 million or .89% since December 31, 2004. The Corporation experienced an increase of $7.8 million in deposits. This increase was used to fund increases of $3.05 million in cash and cash equivalents, $1.95 million in net loans and $1.87 million in other assets. Capital ratios remain solid, as shown by the ratio of equity to total assets at March 31, 2005 of 9.33%.

     Securities. Securities available for sale increased $606 thousand, or .21% during the three months ended March 31, 2005. An increase in securities of state and political subdivisions of $4.17 million was mostly offset by a decrease in unrealized gains and losses of securities of $3.31 million.

Loans. Gross loans increased $1.95 million or .4% since December 31, 2004. Commercial Real Estate loans grew $9.26 million or 6.53% since December 31, 2004. Commercial Real Estate loans have grown as the Corporation has used a combination of experienced personnel and marketing strategies to build this section of the portfolio as the local economy continues to recover. This growth was partially offset by a decrease in Indirect Installment loans of $5.37 million or 4.2%. Loans contributed 72.83% of total interest income for the three months ended March 31, 2005 and 73.93% for the three months ended March 31, 2004.

Allowance for Loan Losses. The allowance for loan losses as a percentage of loans decreased slightly from 1.27% at December 31, 2004 to 1.26% at March 31, 2005. The provision for loan losses for the first three months of 2005 and 2004 was $269 thousand and $180 thousand, respectively. Net charge-offs totaled $268 thousand for the first three months of 2005 down from $282 thousand for the first three months of 2004. Approximately 88% of the net charge-offs have occurred in the indirect

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

loan portfolio. Annualized net charge-offs to average loans for the first three months of 2005 was ..22% compared to .23% for the first three months of 2004. Non-performing loans to total loans has remained steady at .32% as of December 31, 2004 and as of March 31, 2005.

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

Deposits. Total deposits increased $7.8 million or 1.25% since December 31, 2004. Time deposits increased $21.28 million since December 31, 2004. The growth in time deposits was offset by a decrease of $17.88 million in the money market index account. Funds shifted out of the money market index account and into the Common Sense Checking account which increased $10.09 million. This shift out of the money market index account was the result of a concerted effort by the Company to maintain a better deposit mix. The Company prices deposit rates to remain competitive within the market and to attract and retain customers.

Borrowings. Total borrowings increased $562 thousand or .49% since December 31, 2004.
Securities sold under repurchase agreements increased $6.65 million. Due to the rising rate environment, customers are investing their money short-term in this account. Federal Home Loan Bank advances decreased $6.05 million, mainly as the result of paying off a $5 million Federal Home Loan Bank short-term advance.

Capital Resources. Total Stockholders’ Equity decreased slightly from $78.654 million at December 31, 2004 to $77.024 million at March 31, 2005. During the first three months of 2005, the Corporation received $1.17 million as proceeds from dividend reinvestment. In addition, the mark to market adjustment of securities decreased accumulated other comprehensive income (loss) by $2.26 million.

     The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 2005 the Corporation’s total risk-based capital ratio stood at 16.29%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.07% and 9.59%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.

Critical Accounting Policies

     The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in Farmers National Banc Corp.’s 2004 Annual Report to Shareholders included in Farmers National Banc Corp.’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies are necessary to understand our financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

information regarding these policies are included in the notes to the aforementioned 2004 consolidated financial statements, Note A (Summary of Significant Accounting Policies), Note B (Securities), Note C (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.

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

     The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2005, net cash used in investing activities amounted to $6.72 million compared to $12.58 million provided by investing activities for the same period of 2004. Net increases in loans were $2.50 million in 2005 compared to $966 thousand in 2004. Security purchases, net of proceeds from maturities, repayments and sales totaled $4.17 million for the three month period ended March 31, 2005 compared to $13.98 million in net maturities and repayments for the three month period ended March 31, 2004.

     The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $6.82 million for the first three months of 2005 compared to $16.18 million used in financing activities for the same period in 2004. A net increase in deposits provided $7.8 million in 2005 and a net decrease used $3.48 million in 2004. In addition, net proceeds and repayments on Federal Home Loan Bank borrowings and other debt used $6.06 million in 2005 compared to $14.41 million in 2004.

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

     The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using February 28, 2005 amounts as a base case, the Company’s change in net interest income would be within the board mandated limits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

     The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004. There has been no material change in the disclosure regarding market risk due to the stability of the balance sheet.

Item 4. Controls and Procedures

     Based on their evaluation, as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company’s Chief Executive Officer and Chief Financial Officer have also concluded there have been no changes over the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

     On May 14, 2004, The Corporation announced the adoption of a stock repurchase program that authorizes the re-purchase of up to 4.9% or approximately 620,275 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in May 2005. The following table summarizes the treasury stock purchased by the issuer during the first quarter of 2005:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program
Jan. 1-31	13,512	$15.86	13,512	469,812
Feb. 1-28	16,521	$16.09	16,521	453,291
March 1-31	11,100	$15.25	11,100	442,191
TOTAL	41,133	$15.79	41,133

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Farmers National Banc Corp’s annual meeting of shareholders was held on March 31, 2005.

(b & c) Proxies were solicited by Farmers National Banc Corp’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. Elected to serve as director for a three year term were management’s nominees:

Elected Director	Votes For	Votes Against
Joseph D. Lane	9,594,453	89,082
Ronald V. Wertz	9,623,202	53,708

Continuing Director	Term Expiring
Benjamin R. Brown	March 2006
Anne F. Crawford	March 2006
James R. Fisher	March 2006
Ralph D. Macali	March 2007
Frank L. Paden	March 2007
Earl R. Scott	March 2007

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

4.	Incorporated by reference to initial filing.

10.	Not applicable.

11.	Refer to notes to unaudited consolidated financial statements.

15.	Not applicable.

18.	Not applicable.

19.	Not applicable.

Item 6. Exhibits

22.	Not applicable.

23.	Not applicable.

24.	Not applicable.

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	906 Certification of Chief Executive Officer (Filed herewith)

32.b	906 Certification of Chief Financial Officer (Filed herewith)

          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 10, 2005

/s/Frank L. Paden

Frank L. Paden
President and Secretary

Dated: May 10, 2005

/s/Carl D. Culp

Carl D. Culp
Executive Vice President
and Treasurer