Form 10-Q
period 2005-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2005-08-09
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended June 30, 2005   Commission file number 0-12055
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
     Yes ☑                 No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).                 Yes ☑                 No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005

Common Stock, No Par Value	13,043,982 shares

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Included in Part I of this report:

Farmers National Banc Corp. and Subsidiary

Consolidated Balance Sheets	1
Consolidated Statements of Income and Comprehensive Income	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Unaudited Consolidated Financial Statements	4-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	11-12

SIGNATURES	13

10-Q Certifications	14-15

Section 906 Certifications	16-17
EX-31(A) Cert
EX-31(B) Cert
EX-32(B) Cert
EX-32(B) Cert

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	June 30,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$28,753	$29,619
Federal funds sold	1,554	3,951

TOTAL CASH AND CASH EQUIVALENTS	30,307	33,570

Securities available for sale	286,995	281,883

Loans	497,905	485,679
Less allowance for loan losses	6,151	6,144

NET LOANS	491,754	479,535

Premises and equipment, net	15,351	15,655
Other assets	8,057	7,196

TOTAL ASSETS	$832,464	$817,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest — bearing	$56,198	$57,026
Interest-bearing	565,981	565,198

TOTAL DEPOSITS	622,179	622,224

Securities sold under repurchase agreements	82,788	70,912
Federal Home Loan Bank advances	44,579	42,016
Other borrowings	1,096	1,295
Other liabilities	2,688	2,738

TOTAL LIABILITIES	753,330	739,185

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 14,067,946 in 2005 and 13,912,515 in 2004	82,484	80,200
Retained earnings	10,975	10,958
Accumulated other comprehensive income (loss)	(27)	893
Treasury stock, at cost; 991,464 shares in 2005 and 933,041 in 2004	(14,298)	(13,397)

TOTAL STOCKHOLDERS’ EQUITY	79,134	78,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$832,464	$817,839

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$7,767	$7,765	$15,244	$15,633
Interest and dividends on securities:
Taxable interest	2,095	2,031	4,259	4,248
Nontaxable interest	523	370	984	718
Dividends	96	110	211	274
Interest on federal funds sold	70	8	119	53

TOTAL INTEREST INCOME	10,551	10,284	20,817	20,926

INTEREST EXPENSE
Deposits	2,826	2,575	5,479	5,133
Short-term borrowings	408	281	704	516
Long-term borrowings	421	310	827	678

TOTAL INTEREST EXPENSE	3,655	3,166	7,010	6,327

NET INTEREST INCOME	6,896	7,118	13,807	14,599
Provision for loan losses	0	120	269	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,896	6,998	13,538	14,299

OTHER INCOME
Service charges on deposit accounts	676	630	1,284	1,098
Security gains (losses)	(83)	0	185	0
Other operating income	336	303	666	615

TOTAL OTHER INCOME	929	933	2,135	1,713

OTHER EXPENSES
Salaries and employee benefits	3,074	2,666	5,838	5,417
Net occupancy expense of premises	324	308	669	644
Furniture and equipment expense, including depreciation	334	310	696	657
State and local taxes	231	234	462	456
Loan expenses	100	92	188	169
Other operating expenses	1,102	1,126	2,192	2,220

TOTAL OTHER EXPENSES	5,165	4,736	10,045	9,563

INCOME BEFORE FEDERAL INCOME TAXES	2,660	3,195	5,628	6,449
INCOME TAXES	665	900	1,459	1,817

NET INCOME	$1,995	$2,295	$4,169	$4,632

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	1,335	(4,622)	(920)	(3,573)

COMPREHENSIVE INCOME (LOSS)	$3,330	$(2,327)	$3,249	$1,059

NET INCOME PER SHARE-basic and diluted	$0.15	$0.18	$0.32	$0.36

DIVIDENDS PER SHARE	$0.16	$0.16	$0.32	$0.31

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	Six Months Ended
	June 30,	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH FROM OPERATING ACTIVITIES	$5,345	$6,043

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	28,870	35,981
Proceeds from sales of securities available for sale	14,705	0
Purchases of securities available for sale	(50,520)	(34,933)
Loan originations and payments, net	(12,938)	(3,428)
Additions to premises and equipment	(191)	(501)

NET CASH FROM INVESTING ACTIVITIES	(20,074)	(2,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(45)	(1,994)
Net change in short — term borrowings	11,705	9,613
Proceeds from Federal Home Loan Bank borrowings and other debt	9,694	10,130
Repayment of Federal Home Loan Bank borrowings and other debt	(7,159)	(21,844)
Repurchase of Treasury Stock	(901)	(2,399)
Cash dividends paid	(4,112)	(4,556)
Proceeds from dividend reinvestment	2,284	2,400

NET CASH FROM FINANCING ACTIVITIES	11,466	(8,650)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,263)	(5,488)

Beginning cash and cash equivalents	33,570	33,814

Ending cash and cash equivalents	$30,307	$28,326

Supplemental cash flow information:
Interest paid	(6,839)	(6,377)
Income taxes paid	(1,680)	(1,630)
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
Estimates:
     To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of certain securities are particularly subject to change.
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

Notes to Unaudited Consolidated Financial Statements (continued)

	Three months ended		Six months ended
	June 30,		June 30,
(In Thousands, except Per Share Data)	2005	2004	2005	2004
Net income, as reported	$1,995	$2,295	$4,169	$4,632

Less: Total stock-based employee compensation expense determined under fair-value-based method	(7)	(7)	(13)	(15)

Pro forma net income	$1,988	$2,288	$4,156	$4,617

Earnings per share (basic and diluted):
As reported	$.15	$.18	$.32	$.36
Pro forma	$.15	$.18	$.32	$.36
Fair Value of Securities:
     Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates change.
Earnings Per Share:
     The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(In Thousands, except Per Share Data)	2005	2004	2005	2004
Basic EPS computation
Numerator — Net income	$1,995	$2,295	$4,169	$4,632
Denominator — Weighted average shares outstanding	13,013,301	12,921,117	12,985,212	12,921,259
Basic earnings per share	$.15	$.18	$.32	$.36

Diluted EPS computation
Numerator — Net income	$1,995	$2,295	$4,169	$4,632
Denominator — Weighted average shares outstanding for basic earnings per share	13,013,301	12,921,117	12,985,212	12,921,259
Effect of Stock Options	11,396	17,340	13,005	17,076
Weighted averages shares for diluted earnings per share	13,024,697	12,938,457	12,998,217	12,938,335

Diluted earnings per share	$.15	$.18	$.32	$.36

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
Newly Issued But Not Yet Effective Accounting Standards:
     In December 2004, the Financial Accounting Standards Board issued a revised version of Statement of Financial Accounting Standards No. 123. It requires that the fair value of stock options and other share-based compensation be measured as of the date the grant is awarded and expensed over the period of employee service, typically the vesting period. It will be required for the Company as of January 1, 2006. Compensation cost will also be recorded for previously awarded options to the extent that they vest after the effective date. The effect of this pronouncement on future operations is not expected to be material.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2005 and 2004
     The Corporation’s net income for the first six months of 2005 was $4.169 million, or $.32 per diluted share, which is a 10% decrease compared with the $4.632 million, or $.36 per diluted share earned during the same period last year. During the second quarter of 2005, net income was $1.995 million, or $.15 per diluted share which is a 13.07% decrease compared with the $2.295 million, or $.18 per diluted share earned during the same period last year. The Corporation’s annualized return on average assets and return on average equity for the six month period ended June 30, 2005 was 1.02% and 10.77% respectively, compared to 1.15% and 11.69% for the same period in 2004.
Net Interest Income. Net interest income for the first six months of 2005 totaled $13.807 million, a decrease of $792 thousand or 5.43% compared to the first six months of 2004. Most of this decline is due to an increase in interest expense of $683 thousand or 10.8%. Interest expense on time deposits increased $486 thousand as average balances grew $31.81 million or 14.15%. Additionally, interest income decreased $109 thousand or .52% during the same period. The Corporation’s tax equated

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
annualized net interest margin decreased from 3.99% for the period ending June 30, 2004 to 3.76% for the period ending June 30, 2005. This decline was due to a slight shift in deposit mix to higher costing time deposits combined with a 19 basis point decrease in loan yields. Management will continue to evaluate future interest rate changes so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.
Net interest income for the quarter ended June 30, 2005 totaled $6.896 million, a decrease of $222 thousand or 3.12% compared to the quarter ended June 30, 2004. While interest income increased $267 thousand or 2.6%, interest expense increased $489 thousand or 15.45%. The increase in interest expense is attributable to both the $24.221 million increase in average interest-bearing liabilities as well as the 22 basis point increase in interest-bearing liabilities. Average time deposits increased by $41.939 million or 18.71% over the prior year comparable quarter which drove up interest expense on time deposits by $357 thousand. The cost of interest-bearing demand deposits and repurchase agreements are up 39 basis points and 44 basis points respectively over the prior year comparable quarter as the Federal Reserve Bank continues to increase the target for the federal funds sold interest rate.
Other Income. Total other income for the six month period ended June 30, 2005 increased by $422 thousand or 24.64% compared to the same period in 2004. This increase is due to both security gains and an increase in fees from overdrafts and return check charges. Security gains amounted to $185 thousand during the first six months of 2005 and $0 during the same period in 2004. Various types of securities were sold and proceeds reinvested in order to improve the Corporation’s investment yield. Fees from overdrafts and return check charges increased by $201 thousand or 26.86% when comparing the first six months of 2005 to the first six months of 2004. Beginning in May of 2004, the Bank began to offer its customers a courtesy overdraft program.
Total other income for the quarter ended June 30, 2005 decreased by $4 thousand from the prior year comparable quarter. Security losses resulting from the previously mentioned sales amounted to $83 thousand for the quarter ended June 30, 2005 and $0 during the same period in 2004. Overdrafts and return check charges increased $55 thousand when comparing the second quarter of 2005 to the second quarter of 2004.
Other Expense. Other expense was $10.05 million for the first six months of 2005 compared to $9.56 million for the same time in 2004. This amounted to an increase of 5.04%. Salaries and employee benefits increased $421 thousand or 7.77%. Most of this increase was due to health insurance costs increasing $359 thousand or 44.21%. The efficiency ratio increased to 63.75% for the first six months of 2005 compared to 58.63% for the first six months of 2004. The efficiency ratio was adversely impacted by the $792 thousand decline in net interest income. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.
Other expense was $5.17 million for the quarter ended June 30, 2005 compared to $4.74 million for the same quarter in 2004. This increase of 9.06% occurred mainly in the area of salaries and employee benefits which increased $408 thousand or 15.3%. Health insurance costs increased $381 thousand or 106.7% over the prior year comparable quarter. The increase is due to higher levels of health insurance claims.
Income Taxes. Income tax expense totaled $1.46 million for the first six months of 2005 and $1.82 million for the first six months of 2004, a decrease of $358 thousand or 19.7%. The effective tax rate for the first six months of 2005 was 25.92% compared to 28.17% for the same time in 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Income tax expense totaled $665 thousand for the quarter ended June 30, 2005 and $900 thousand for the quarter ended June 30, 2004, a decrease of 26.11%. This decrease is a result of the Corporation’s increased purchases of tax-exempt municipal securities combined with a decrease in pretax income.
Other Comprehensive Income. For the first six months of 2005, the change in net unrealized gains on securities, net of reclassifications, resulted in a loss of $920 thousand compared to a loss of $3.57 million for the same period in 2004. The losses were due to interest rate fluctuations affecting the market values of the entire investment portfolio.
Financial Condition
     Total assets increased $14.63 million or 1.79% since December 31, 2004. The Corporation experienced a decrease of $3.26 million in cash and cash equivalents, and increases in securities sold under repurchase agreements of $11.88 million and Federal Home Loan Bank advances of $2.56 million. These changes were used to fund net loan growth of $12.22 million and increase securities available for sale by $5.11 million. Capital ratios remain solid, as shown by the ratio of equity to total assets at June 30, 2005 of 9.51%.
Securities. Securities available for sale increased $5.11 million, or 1.81% during the six months ended June 30, 2005. An increase in securities of state and political subdivisions of $12.71 million was partially offset by a decrease in mortgage-backed securities of $4.65 million.
Loans. Gross loans increased $12.23 million or 2.52% since December 31, 2004. Commercial Real Estate loans grew $14.74 million or 10.39% since December 31, 2004. Commercial Real Estate loans have grown as the Corporation has used a combination of experienced personnel and marketing strategies to build this section of the portfolio as the local economy continues to recover. In addition, municipal loans increased $3.45 million or 30.89%. This growth was partially offset by a decrease in Indirect Installment loans of $4.84 million or 3.79%. Loans contributed 73.23% of total interest income for the six months ended June 30, 2005 and 74.71% for the six months ended June 30, 2004.
Allowance for Loan Losses. The allowance for loan losses as a percentage of loans decreased slightly from 1.27% at December 31, 2004 to 1.24% at June 30, 2005. The provision for loan losses for the first six months of 2005 and 2004 was $269 thousand and $300 thousand, respectively. Net charge-offs totaled $260 thousand for the first six months of 2005 down from $553 thousand for the first six months of 2004. Net charge-offs were aided by a recovery of $250 thousand during the second quarter of 2005. During 2005, approximately 86% of charge-offs have occurred in the indirect loan portfolio compared to 87% in 2004. Non-performing loans to total loans has increased slightly from .27% as of December 31, 2004 to .38% as of June 30, 2005.
The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.
Deposits. Total deposits decreased $45 thousand since December 31, 2004. Time deposits increased $30.83 million since December 31, 2004. The growth in time deposits was offset by a decrease of $35.29 million in the money market index account. Funds shifted out of the money market index account and into the Common Sense Checking account which increased $18.65 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
This shift out of the money market index account was the result of a concerted effort by the Company to maintain an optimally priced deposit mix. Additionally, other savings accounts decreased $5.93 million since December 31, 2004. The Company prices deposit rates to remain competitive within the market and to attract and retain customers.
Borrowings. Total borrowings increased $14.24 million or 12.47% since December 31, 2004.
Securities sold under repurchase agreements increased $11.88 million. Due to the rising rate environment, customers are investing their money short-term in this account. Federal Home Loan Bank advances increased $2.56 million.
Capital Resources. Total stockholders’ equity increased slightly from $78.654 million at December 31, 2004 to $79.134 million at June 30, 2005. During the first six months of 2005, the Corporation received $2.28 million as proceeds from dividend reinvestment. In addition, the mark to market adjustment of securities decreased accumulated other comprehensive income (loss) by $920 thousand and the repurchase of treasury stock decreased stockholders’ equity by $901 thousand.
     The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 2005 the Corporation’s total risk-based capital ratio stood at 16.21%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.03% and 9.52%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.
Critical Accounting Policies
     The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in Farmers National Banc Corp.’s 2004 Annual Report to Shareholders included in Farmers National Banc Corp.’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies are necessary to understand our financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies are included in the notes to the aforementioned 2004 consolidated financial statements, Note A (Summary of Significant Accounting Policies), Note B (Securities), Note C (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.
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
     The primary investing activities of the Company are originating loans and purchasing securities. During the first six months of 2005, net cash used in investing activities amounted to $20.07 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
compared to $2.88 million for the same period of 2004. Net increases in loans were $12.94 million in 2005 compared to $3.4 million in 2004. Security purchases, net of proceeds from maturities, repayments and sales totaled $6.95 million for the six month period ended June 30, 2005 compared to $1.05 million in net maturities and repayments for the six month period ended June 30, 2004.
     The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $11.47 million for the first six months of 2005 compared to $8.65 million used in financing activities for the same period in 2004. Most of this change is the result of a decrease in repayments on Federal Home Loan Bank borrowings and other debt which decreased to $7.16 million in 2005 compared to $21.84 million in 2004.
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
     The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using May 31, 2005 amounts as a base case, the Company’s change in net interest income would be within the board mandated limits.
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
On June 16, 2005, the Corporation announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.9% or approximately 637,469 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in June 2006.
The following table summarizes the treasury stock purchased by the issuer during the second quarter of 2005:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Program	the Program
May 1-31	7,290	$14.12	7,290	434,901
June 1-30	10,000	$14.90	10,000	627,469
TOTAL	17,290	$14.57	17,290
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

Item 6. Exhibits (continued)

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
FARMERS NATIONAL BANC CORP.

Dated: August 9, 2005

/s/Frank L. Paden
Frank L. Paden
President and Secretary

Dated: August 9, 2005

/s/Carl D. Culp
Carl D. Culp
Executive Vice President and Treasurer