Form 10-Q
period 2005-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2005-11-08
CIK 709337

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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common Stock, No Par Value	13,046,198 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Included in Part I of this report:

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	September 30,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$29,736	$29,619
Federal funds sold	575	3,951

TOTAL CASH AND CASH EQUIVALENTS	30,311	33,570

Securities available for sale	272,820	281,883

Loans	511,896	485,679
Less allowance for loan losses	6,144	6,144

NET LOANS	505,752	479,535

Premises and equipment, net	15,280	15,655
Other assets	8,822	7,196

TOTAL ASSETS	$832,985	$817,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$55,394	$57,026
Interest-bearing	571,675	565,198

TOTAL DEPOSITS	627,069	622,224

Federal funds purchased and repurchase agreements	85,466	70,912
Federal Home Loan Bank advances	39,170	42,016
Other borrowings	1,234	1,295
Other liabilities	2,551	2,738

TOTAL LIABILITIES	755,490	739,185

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 14,144,682 in 2005 and 13,912,515 in 2004	83,548	80,200
Retained earnings	10,922	10,958
Accumulated other comprehensive income (loss)	(1,365)	893
Treasury stock, at cost; 1,083,984 shares in 2005 and 933,041 in 2004	(15,610)	(13,397)

TOTAL STOCKHOLDERS’ EQUITY	77,495	78,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$832,985	$817,839

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$8,076	$7,864	$23,320	$23,497
Interest and dividends on securities:
Taxable interest	2,004	2,024	6,263	6,272
Nontaxable interest	560	428	1,544	1,146
Dividends	101	112	312	386
Interest on federal funds sold	77	17	196	70

TOTAL INTEREST INCOME	10,818	10,445	31,635	31,371

INTEREST EXPENSE
Deposits	3,018	2,563	8,497	7,696
Short-term borrowings	527	270	1,231	785
Long-term borrowings	440	350	1,267	1,029

TOTAL INTEREST EXPENSE	3,985	3,183	10,995	9,510

NET INTEREST INCOME	6,833	7,262	20,640	21,861
Provision for loan losses	260	240	529	540

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,573	7,022	20,111	21,321

OTHER INCOME
Service charges on deposit accounts	756	726	2,040	1,824
Security gains	105	0	290	0
Other operating income	327	337	993	952

TOTAL OTHER INCOME	1,188	1,063	3,323	2,776

OTHER EXPENSES
Salaries and employee benefits	2,909	2,651	8,747	8,068
Net occupancy expense of premises	317	296	986	940
Furniture and equipment expense, including depreciation	340	338	1,036	995
State and local taxes	227	233	689	689
Loan expenses	116	120	304	289
Other operating expenses	1,157	1,109	3,349	3,329

TOTAL OTHER EXPENSES	5,066	4,747	15,111	14,310

INCOME BEFORE FEDERAL INCOME TAXES	2,695	3,338	8,323	9,787
INCOME TAXES	667	923	2,126	2,740

NET INCOME	$2,028	$2,415	$6,197	$7,047

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	(1,338)	2,051	(2,258)	(1,522)

COMPREHENSIVE INCOME	$690	$4,466	$3,939	$5,525

BASIC EARNINGS PER SHARE	$0.16	$0.19	$0.48	$0.55

DILUTED EARNINGS PER SHARE	$0.16	$0.19	$0.48	$0.54

DIVIDENDS PER SHARE	$0.16	$0.16	$0.48	$0.47

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	Nine Months Ended
	Sept. 30,	Sept. 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH FROM OPERATING ACTIVITIES	$8,469	$9,826

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	44,705	51,819
Proceeds from sales of securities available for sale	19,758	0
Proceeds from sale of other real estate owned	92	0
Purchases of securities available for sale	(59,467)	(45,392)
Loan originations and payments, net	(27,831)	(10,289)
Additions to premises and equipment	(357)	(586)

NET CASH FROM INVESTING ACTIVITIES	(23,100)	(4,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	4,845	(6,932)
Net change in short-term borrowings	14,178	18,470
Proceeds from Federal Home Loan Bank borrowings and other debt	11,094	10,130
Repayment of Federal Home Loan Bank borrowings and other debt	(13,625)	(23,600)
Repurchase of Treasury Stock	(2,213)	(3,487)
Cash dividends paid	(6,255)	(6,559)
Proceeds from dividend reinvestment	3,348	3,492

NET CASH FROM FINANCING ACTIVITIES	11,372	(8,486)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,259)	(3,108)

Beginning cash and cash equivalents	33,570	33,814

Ending cash and cash equivalents	$30,311	$30,706

Supplemental cash flow information:
Interest paid	(10,761)	(9,518)
Income taxes paid	(2,455)	(2,702)

Supplemental noncash disclosure:
Transfer of loans to other real estate owned	70	0
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

Notes to Unaudited Consolidated Financial Statements (continued)

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,
(In Thousands, except Per Share Data)	2005	2004	2005	2004
Net income, as reported	$2,028	$2,415	$6,197	$7,047

Less: Total stock-based employee compensation expense determined under fair-value-based method	(7)	(8)	(20)	(23)

Pro forma net income	$2,021	$2,407	$6,177	$7,024

Earnings per share:
Basic earnings per share as reported	$.16	$.19	$.48	$.55
Pro forma basic earnings per share	$.16	$.19	$.48	$.54
Diluted earnings per share as reported	$.16	$.19	$.48	$.54
Pro forma diluted earnings per share	$.16	$.19	$.47	$.54
Securities:
Securities available for sale at September 30, 2005 and December 31, 2004 are summarized as follows:

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
September 30, 2005	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government agencies	$80,985	$125	$(782)
Corporate debt securities	2,289	30	0
Mortgage-backed securities	118,657	19	(2,627)
Obligations of states and political subdivisions	57,927	819	(273)

Total debt securities	259,858	993	(3,682)
Equity securities	12,962	587	0

TOTALS	$272,820	$1,580	$(3,682)

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
December 31, 2004	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government agencies	$86,158	$801	$(148)
Corporate debt securities	3,562	98	0
Mortgage-backed securities	133,027	449	(1,548)
Obligations of states and political subdivisions	44,940	1,437	(63)

Total debt securities	267,687	2,785	(1,759)
Equity securities	14,196	348	0

TOTALS	$281,883	$3,133	$(1,759)

During the first nine months of 2005, unrealized losses on securities have occurred mainly in the shorter duration part of the portfolio. This includes both U.S. Government agencies and mortgage-backed securities. As principal paydowns are received on mortgage-backed securities, fair values

Notes to Unaudited Consolidated Financial Statements (continued)
should approach par. Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates change.
Earnings Per Share:
     The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,
(In Thousands, except Per Share Data)	2005	2004	2005	2004
Basic EPS computation
Numerator — Net income	$2,028	$2,415	$6,197	$7,047
Denominator — Weighted average shares outstanding	13,026,556	12,929,019	12,999,174	12,923,866
Basic earnings per share	$.16	$.19	$.48	$.55

Diluted EPS computation
Numerator — Net income	$2,028	$2,415	$6,197	$7,047
Denominator — Weighted average shares outstanding for basic earnings per share	13,026,556	12,929,019	12,999,174	12,923,866
Effect of Stock Options	10,690	16,876	12,154	16,895

Weighted averages shares for diluted earnings per share	13,037,246	12,945,895	13,011,328	12,940,761

Diluted earnings per share	$.16	$.19	$.48	$.54

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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2005 and 2004
     The Corporation’s net income for the first nine months of 2005 was $6.197 million, or $.48 per diluted share, which is a 12.06% decrease compared with the $7.047 million, or $.54 per diluted share earned during the same period last year. During the third quarter of 2005, net income was $2.028 million, or $.16 per diluted share which is a 16.02% decrease compared with the $2.415 million, or $.19 per diluted share earned during the same period last year. The Corporation’s annualized return on average assets and return on average equity for the nine month period ended September 30, 2005 was 1.00% and 10.63% respectively, compared to 1.16% and 11.89% for the same period in 2004.
Net Interest Income. Net interest income for the first nine months of 2005 totaled $20.64 million, a decrease of $1.22 million or 5.59% compared to the first nine months of 2004. This decline is due to an increase in interest expense of $1.49 million or 15.62%. Interest expense increased as deposits shifted out of the lower costing savings deposits and into the higher costing time deposits. Interest expense on time deposits increased $1.03 million as average balances grew $40.24 million or 17.88%. Interest income increased $264 thousand or .84% during the same period. The Corporation’s tax equated annualized net interest margin decreased from 3.96% for the period ending September 30, 2004 to 3.72% for the period ending September 30, 2005. This decline was due to a slight shift in deposit mix to higher costing time deposits combined with a 13 basis point decrease in loan yields. Management will continue to evaluate future interest rate changes so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.
Net interest income for the quarter ended September 30, 2005 totaled $6.83 million, a decrease of $429 thousand or 5.91% compared to the quarter ended September 30, 2004. While interest income increased $373 thousand or 3.57%, interest expense increased $802 thousand or 25.2%. The increase in interest expense is attributable to both the $24.03 million increase in average interest-bearing liabilities as well as the 39 basis point increase in the cost of interest-bearing liabilities. Average time deposits increased by $56.83 million or 25.17% over the prior year comparable quarter which drove up interest expense on time deposits by $543 thousand. The cost of interest-bearing demand deposits and repurchase agreements are up 49 basis points and 100 basis points respectively over the prior year comparable quarter as the Federal Reserve Bank continues to increase the target for the federal funds sold interest rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other Income. Total other income for the nine month period ended September 30, 2005 increased by $547 thousand or 19.7% compared to the same period in 2004. This increase is due to both security gains and an increase in fees from overdrafts and return check charges. Security gains amounted to $290 thousand during the first nine months of 2005 and $0 during the same period in 2004. Various types of securities were sold and proceeds reinvested in order to improve the Corporation’s investment yield. Fees from overdrafts and return check charges increased by $239 thousand or 18.41% when comparing the first nine months of 2005 to the first nine months of 2004. Beginning in May of 2004, the Bank began to offer its customers a courtesy overdraft program.
Total other income for the quarter ended September 30, 2005 increased by $125 thousand from the prior year comparable quarter. Security gains resulting from the previously mentioned sales amounted to $105 thousand for the quarter ended September 30, 2005 and $0 during the same period in 2004.
     Other Expense. Other expense was $15.11 million for the first nine months of 2005 compared to $14.31 million for the same time in 2004. This amounted to an increase of 5.6%. Salaries and employee benefits increased $679 thousand or 8.42%. Most of this increase was due to health insurance costs increasing $576 thousand or 49.51%. The efficiency ratio increased to 63.83% for the first nine months of 2005 compared to 58.08% for the first nine months of 2004. The efficiency ratio was adversely impacted by the $1.22 million decline in net interest income. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.
Other expense was $5.07 million for the quarter ended September 30, 2005 compared to $4.75 million for the same quarter in 2004. This increase of 6.72% occurred mainly in the area of salaries and employee benefits which increased $258 thousand or 9.73%. Health insurance costs increased $217 thousand or 61.82% over the prior year comparable quarter. Most of the increase is due to higher levels of health insurance claims.
Income Taxes. Income tax expense totaled $2.13 million for the first nine months of 2005 and $2.74 million for the first nine months of 2004, a decrease of $614 thousand or 22.41%. The effective tax rate for the first nine months of 2005 was 25.54% compared to 28% for the same time in 2004. Income tax expense totaled $667 thousand for the quarter ended September 30, 2005 and $923 thousand for the quarter ended September 30, 2004, a decrease of 27.74%. This decrease is a result of the Corporation’s increased purchases of tax-exempt municipal securities combined with a decrease in pretax income.
Other Comprehensive Income. For the first nine months of 2005, the change in net unrealized gains on securities, net of reclassifications, resulted in a loss of $2.26 million compared to a loss of $1.52 million for the same period in 2004. The losses were due to interest rate fluctuations affecting the market values of the entire investment portfolio.
Financial Condition
     Total assets increased $15.15 million or 1.85% since December 31, 2004. The Corporation experienced decreases of $3.26 million in cash and cash equivalents and $9.06 million in securities available for sale, and increases in federal funds purchased and repurchase agreements of $14.55 million, and an increase of $4.85 million in deposits. These changes were used to fund net loan growth of $26.22 million. Capital ratios remain solid, as shown by the ratio of equity to total assets at September 30, 2005 of 9.3%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Securities. Securities available for sale decreased $9.06 million, or 3.22% during the nine months ended September 30, 2005. An increase in securities of state and political subdivisions of $13.82 million was partially offset by a decrease in mortgage-backed securities of $12.86 million. In addition, there was a $3.47 million decrease in the net unrealized gains (losses) on securities, resulting from an increase in market interest rates.
Loans. Gross loans increased $26.22 million or 5.4% since December 31, 2004. Commercial Real Estate loans grew $20.29 million or 14.31% since December 31, 2004. Commercial Real Estate loans have grown as the Corporation has used a combination of experienced personnel and marketing strategies to build this section of the portfolio as the local economy continues to recover. In addition, municipal loans increased $3.51 million or 31.5%. Loans contributed 73.72% of total interest income for the nine months ended September 30, 2005 and 74.9% for the nine months ended September 30, 2004.
Allowance for Loan Losses. The allowance for loan losses as a percentage of loans decreased slightly from 1.27% at December 31, 2004 to 1.2% at September 30, 2005. The provision for loan losses for the first nine months of 2005 and 2004 was $529 thousand and $540 thousand, respectively. Net charge-offs totaled $529 thousand for the first nine months of 2005 down from $1.04 million for the first nine months of 2004. Net charge-offs were aided by a recovery of $250 thousand during the second quarter of 2005. The provision for loan losses was $260 thousand for the quarter ended September 30, 2005 compared to $240 thousand for the same time in 2004. The provision closely tracked net charge-offs for the third quarter of 2005. During 2005, approximately 80% of gross charge-offs have occurred in the indirect loan portfolio compared to 87% in 2004. Non-performing loans to total loans has increased slightly from .28% as of December 31, 2004 to .31% as of September 30, 2005.
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
Deposits. Total deposits increased $4.85 million since December 31, 2004. Time deposits increased $51.96 million since December 31, 2004. The growth in time deposits was offset by a decrease of $48.22 million in the money market index account. Funds shifted out of the money market index account and into the Common Sense Checking account which increased $19.53 million. This shift out of the money market index account was the result of a concerted effort by the Company to maintain an optimally priced deposit mix. Additionally, other savings accounts decreased $11.17 million since December 31, 2004. The Company prices deposit rates to remain competitive within the market and to attract and retain customers.
Borrowings. Total borrowings increased $11.65 million or 10.2% since December 31, 2004. Securities sold under repurchase agreements increased $10.55 million. Due to the rising rate environment, customers are investing their money short-term in this account.
Capital Resources. Total stockholders’ equity decreased slightly from $78.654 million at December 31, 2004 to $77.495 million at September 30, 2005. During the first nine months of 2005, the mark to market adjustment of securities decreased accumulated other comprehensive income (loss) by $2.26 million and the repurchase of treasury stock decreased stockholders’ equity by $2.21 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 2005 the Corporation’s total risk-based capital ratio stood at 15.81%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 14.64% and 9.39%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.
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
     The primary investing activities of the Company are originating loans and purchasing securities. During the first nine months of 2005, net cash used in investing activities amounted to $23.1 million compared to $4.45 million for the same period of 2004. Net increases in loans were $27.74 million in 2005 compared to $10.29 million in 2004.
     The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $11.37 million for the first nine months of 2005 compared to $8.49 million used in financing activities for the same period in 2004. Most of this change is a result of the net increase in deposits. Deposits increased $4.84 million for the nine month period ended September 30, 2005 compared to decreasing $6.93 million for the same period in 2004. Repayments on Federal Home Loan Bank borrowings and other debt decreased to $13.63 million in 2005 compared to $23.6 million in 2004.

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
     The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using August 31, 2005 amounts as a base case, the Company’s change in net interest income would be within the board mandated limits.
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

Item 2. Unregistered Sales of Equity Securities and use of Proceeds (continued)
The following table summarizes the treasury stock purchased by the issuer during the third quarter of 2005:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program
July 1-31	32,520	$14.26	32,520	594,949
August 1-31	50,000	$14.22	50,000	544,949
Sept. 1-30	10,000	$13.65	10,000	534,949
TOTAL	92,520	$14.18	92,520
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

Item 6. Exhibits (continued)

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

Dated: November 8, 2005

/s/ Frank L. Paden

Frank L. Paden
President and Secretary

Dated: November 8, 2005

/s/ Carl D. Culp

Carl D. Culp
Executive Vice President
and Treasurer