Form 10-K
period 2005-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2006-03-14
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Common Stock, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $187.6 million based upon the last sales price as of June 30, 2005. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
As of February 28, 2006, the registrant had outstanding 12,969,480 shares of common stock having no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K
into which
Document	Document is Incorporated
Portions of 2005 Annual Report to Shareholders	II

Definitive proxy statement for the 2005 Annual Meeting of Shareholders to be held on March 30, 2006	III

Form 10-K Cross Reference Index to Items Incoroporated by Reference to the 2005 Annual Report to Shareholders

Pages
Part I
Item 1 — Business
Average Balance Sheets/Yields/Rates	6
Rate and Volume Analysis	7
Securities	13-14
Loans	11
Loan Loss Experience	12-13
Deposits	14
Financial Ratios	5
Short-Term Borrowings	14, 27-28

Part II
Item 5
Market For Registrant’s Common Stock and Related Stockholder Matters	4

Item 6
Selected Financial Data	5

Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-15

Item 7A
Quantitative and Qualitative Disclosures About Market Risk	10

Item 8
Financial Statements and Supplementary Data	19-33

Part IV
Item 15
Report of Crowe Chizek and Company LLC Independent Auditors	18
Financial Statements:
Consolidated Balance Sheets — December 31, 2005 and 2004	19
Consolidated Statements of Income & Comprehensive Income — Calendar Years 2005, 2004 and 2003	20
Consolidated Statement of Stockholders’ Equity — Calendar Years 2005, 2004 and 2003	21
Consolidated Statements of Cash Flows — Calendar Years 2005, 2004 and 2003	22
Notes to Consolidated Financial Statements	23-33

FARMERS NATIONAL BANC CORP.
FORM 10-K
2005
INDEX

		Page
Part I.

Item 1.	Business: General	1

Item 1A.	Risk Factors	3

Item 2.	Properties	4

Item 3.	Legal Proceedings	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Part II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	6

Item 9A.	Controls and Procedures	6

Item 9B.	Other Information	7

Part III.

Item 10.	Directors and Executive Officers of the Registrant	7

Item 11.	Executive Compensation	8

Item 12.	Security Ownership of Certain Beneficial Owners and Management	8

Item 13.	Certain Relationships and Related Transactions	8

Item 14.	Principal Accountant Fees and Services	8

Part IV.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	8

Signatures		10

Index to Exhibits		11

Certifications of Chief Executive Officer
Certifications of Chief Financial Officer
Section 1350 Certification (Chief Executive Officer)
Section 1350 Certification (Chief Financial Officer)
EX-13 Annual Report
EX-23.A Consent of Crowe Chizek and Company LLC
EX-31.A Certification of CEO
EX-31.B Certification of CFO
EX-32.A 906 Certification of CEO
EX-32.B 906 Certification of CFO
EX-13 Financials
EX-23A Consent
EX-31.1 Certification 302 - CEO
EX-31.2 Certification 302 - CFO
EX-32.1 Certification 906 - CEO
EX-32.2 Certifcation 906 - CFO

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
     The Corporation had 294 full-time equivalent employees at December 31, 2005.
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
Supervision and Regulation
     The Corporation is regulated by the Federal Reserve Bank (the “FRB”). The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit

Item 1 (Continued)
Insurance Corporation (the “FDIC”). A listing of the minimum regulatory requirements for capital and the Corporation’s capital position as of December 31, 2005 are presented in Note J on page 29 of the annual report to shareholders for the year ended December 31, 2005 and is hereby incorporated by reference.
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
Item 1A. Risk Factors
Investments in the Corporation’s common stock involve risk. The market price of the Corporation’s common stock may fluctuate significantly in response to a number of factors, including:
Changes in financial performance
Volatility of stock market prices and volumes
Rumors or erroneous information
Changes in market valuations of similar companies
Changes in interest rates
New developments in the banking industry
Variations in quarterly or annual operating results

Item 1A (Continued)
New litigation or changes in existing litigation
Regulatory actions
Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other accounting standards setting bodies.
If the Corporation does not adjust to changes in the financial services industry, its financial performance may suffer.
The Corporation’s ability to maintain solid financial performance and return on investment to shareholders will depend in part on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include securities dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.
Future governmental regulation and legislation could limit growth. The Corporation and its’ bank subsidiary are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Corporation’s ability to deliver or expand its services and diminish the value of its business.
Changes in interest rates could reduce income and cash flow. The Corporation’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond the Corporation’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.
Changes in economic and political conditions could adversely affect the Corporation’s earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline. Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.
Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, substantially all of our loans are to individuals and businesses in Ohio. Consequently, a significant decline in the economy in Ohio could have a materially adverse effect on our financial condition and results of operations.
Additional risks and uncertainties could have a negative effect on financial performance.
Additional factors could have a negative effect on the financial performance of the Bank and the Corporation’s common stock. Some of these factors are general economic and financial market conditions, competition, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions, and losses.
Item 2. Properties
Farmers National Banc Corp.’s Properties
     The Farmers National Banc Corp. owns no property. Operations are conducted at 20 and 30 South Broad Street, Canfield, Ohio.

Item 2 (Continued)
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
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2005.

Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Equity Compensation Plan Information

Number of
securities to be
	issued upon		Number of securities
	exercise of	Weighted-average	remaining available for future
	outstanding	exercise price of	issuance under equity
	options,	outstanding	compensation plans
	warrants and	options, warrants	(excluding securities
	rights	and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	49,500	$11/share	325,400
     Information regarding the equity (stock-based) compensation plan is set forth in the registrant’s annual report in Notes A and I in the Notes to Consolidated Financial Statements. This portion of the annual report is incorporated by reference.
Purchases of equity securities by the issuer.
     On June 16, 2005, The Corporation announced the adoption of a stock repurchase program that authorizes the re-purchase of up to 4.9% or approximately 637,469 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in June 2006. The following table summarizes the treasury stock purchased by the issuer during the fourth quarter of 2005:

			Total Number of
			Shares Purchased	Maximum Number
		Average	as Part of Publicly	of Shares that May
	Total Number of	Price Paid	Announced	Yet Be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
Oct. 1-31	14,519	$13.51	14,519	520,430
Nov. 1-30	43,312	12.96	43,312	477,118
Dec. 1-31	42,500	12.63	42,500	434,618

TOTAL	100,331	$12.90	100,331

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
During the fiscal years ended December 31, 2005 and December 31, 2004, there were no disagreements between the Corporation and Crowe Chizek and Company LLC (“Crowe Chizek”) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Chizek’s satisfaction, would have caused Crowe Chizek to make reference to the subject matter of the disagreement in connection with its reports on the Corporation’s consolidated financial statements for such periods.
Item 9A. Controls and Procedures
 As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial

Item 9A (Continued)
information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, including this annual report on Form 10-K for the period ended December 31, 2005, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 16 of our 2005 Annual Report to Shareholders, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, its system of internal control over financial reporting met those criteria and is effective. Our auditors attested to the fairness of our assessment that we maintained effective internal control over financial reporting and their report is included on page 17 of our Annual Report to Shareholders.
There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Information relating to Directors is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders which will be held March 30, 2006. The proxy statement is incorporated by reference.
Executive Officers of the Registrant
     The names, ages and positions of the executive officers as of March 1, 2006

Name	Age	Position Held
Frank L. Paden	55	President and Secretary
Carl D. Culp	42	Executive Vice President and Treasurer
Donald F. Lukas	59	Senior Vice President
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
Code of Ethics
     See Exhibit 14.
Identification of the Audit Committee
     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2006. The proxy statement is incorporated by reference.
Compliance with Section 16(a) of the Securities Exchange Act
     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2006. The proxy statement is incorporated by reference.
Item 11. Executive Compensation
     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2006. The proxy statement is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     Information relating to this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2006. The proxy statement is incorporated by reference.
Item 13. Certain Relationships and Related Transactions
     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2006. The proxy statement is incorporated by reference.
Item 14. Principal Accountant Fees and Services
     Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30, 2006. The proxy statement is incorporated by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
          (a)1. Financial Statements
     Item 8., Financial Statements and Supplementary Data is set forth in the registrant’s 2005 Annual Report to
Shareholders and is incorporated by reference in Part II of this report

          (a)2. Financial Statement Schedules
     No financial statement schedules are presented because they are not applicable.
          (a)3. Exhibits
The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page 12 hereof and is incorporated herein by reference.
          (b) Report on Form 8-K
     One Form 8-K was filed during the fourth quarter of 2005. The Form 8-K was dated October 21, 2005 and discussed earnings for the third quarter of 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(D) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.	Farmers National Banc Corp.

/s/ Frank L. Paden	/s/ Carl D. Culp

Frank L. Paden	Carl D. Culp
President and Secretary	Executive Vice President and Treasurer
March 14, 2006	March 14, 2006

/s/ Benjamin R. Brown	Director	March 14 2006
Benjamin R. Brown

/s/ Anne Frederick Crawford	Director	March 14 2006
Anne Frederick Crawford

/s/ James R. Fisher	Director	March 14 2006
James R. Fisher

/s/ Joseph D. Lane	Director	March 14 2006
Joseph D. Lane

/s/ Ralph D. Macali	Director	March 14 2006
Ralph D. Macali

/s/ Earl R. Scott	Director	March 14 2006
Earl R. Scott

/s/ Frank L. Paden	President and Director	March 14 2006
Frank L. Paden

/s/ Ronald V. Wertz	Director	March 14 2006
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
     9. Not applicable.
     10. Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 30 2006 The proxy statement is incorporated by reference.
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
     33. Not applicable
     34. Not applicable
     35. Not applicable
          Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.