Form 10-Q
period 2006-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2006-05-09
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended March 31, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006

Common Stock, No Par Value	12,980,596 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Included in Part I of this report:

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$31,526	$31,614
Federal funds sold	7,103	0

TOTAL CASH AND CASH EQUIVALENTS	38,629	31,614

Securities available for sale	246,765	259,485

Loans	511,236	511,914
Less allowance for loan losses	5,870	5,860

NET LOANS	505,366	506,054

Premises and equipment, net	14,930	15,143
Other assets	15,275	14,773

TOTAL ASSETS	$820,965	$827,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$57,376	$61,896
Interest-bearing	561,819	568,904

TOTAL DEPOSITS	619,195	630,800

Federal funds purchased and repurchase agreements	72,792	76,152
Federal Home Loan Bank advances	47,764	39,077
Other borrowings	1,242	1,242
Other liabilities	4,800	3,934

TOTAL LIABILITIES	745,793	751,205

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 14,311,051 in 2006 and 14,227,538 in 2005	85,594	84,595
Retained earnings	10,600	10,709
Accumulated other comprehensive income (loss)	(2,540)	(2,536)
Treasury stock, at cost; 1,315,455 shares in 2006 and 1,184,315 in 2005	(18,482)	(16,904)

TOTAL STOCKHOLDERS’ EQUITY	75,172	75,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$820,965	$827,069

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31,	March 31,
	2006	2005
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,023	$7,477
Taxable securities	1,874	2,164
Tax exempt securities	587	461
Dividends	110	115
Federal funds sold	42	49

TOTAL INTEREST AND DIVIDEND INCOME	10,636	10,266

INTEREST EXPENSE
Deposits	3,428	2,653
Short-term borrowings	523	296
Long-term borrowings	531	406

TOTAL INTEREST EXPENSE	4,482	3,355

NET INTEREST INCOME	6,154	6,911
Provision for loan losses	110	269

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,044	6,642

NONINTEREST INCOME
Service charges on deposit accounts	683	608
Security gains	257	268
Other operating income	353	330

TOTAL NONINTEREST INCOME	1,293	1,206

NONINTEREST EXPENSES
Salaries and employee benefits	2,792	2,764
Occupancy and equipment	646	707
State and local taxes	225	231
Loan expenses	95	88
Other operating expenses	1,005	1,090

TOTAL NONINTEREST EXPENSES	4,763	4,880

INCOME BEFORE INCOME TAXES	2,574	2,968
INCOME TAXES	612	794

NET INCOME	$1,962	$2,174

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	(4)	(2,255)

COMPREHENSIVE INCOME (LOSS)	$1,958	($81)

NET INCOME PER SHARE-basic and diluted	$0.15	$0.17

DIVIDENDS PER SHARE	$0.16	$0.16

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	Three Months Ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH FROM OPERATING ACTIVITIES	$2,866	$2,905

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	11,847	14,274
Proceeds from sales of securities available for sale	1,696	13,293
Purchases of securities available for sale	(787)	(31,692)
Loan originations and payments, net	327	(2,495)
Additions to premises and equipment	(33)	(57)

NET CASH FROM INVESTING ACTIVITIES	13,050	(6,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(11,605)	7,802
Net change in short-term borrowings	(3,360)	6,626
Proceeds from long-term Federal Home Loan Bank borrowings and other debt	10,000	0
Repayment of long-term Federal Home Loan Bank borrowings and other debt	(1,313)	(6,064)
Repurchase of Treasury Stock	(1,578)	(649)
Cash dividends paid	(2,037)	(2,064)
Proceeds from dividend reinvestment	992	1,171

NET CASH FROM FINANCING ACTIVITIES	(8,901)	6,822

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,015	3,050

Beginning cash and cash equivalents	31,614	33,570

Ending cash and cash equivalents	$38,629	$36,620

Supplemental cash flow information:
Interest paid	(4,245)	(3,260)
Income taxes paid	0	0
See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation:
     The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, The Farmers National Bank of Canfield. All significant intercompany balances and transactions have been eliminated.
Basis of Presentation:
     The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report to Shareholders included in the Company’s 2005 Annual Report on Form 10-K. The interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.
Estimates:
     To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses are particularly subject to change.
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
Stock Options:
     Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” No compensation cost for stock options was reflected in net income for 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.
     On January 1, 2006, the Company adopted SFAS No. 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards be based on the grant-date fair value and recognition of compensation cost over the requisite service period of stock-based awards, which is usually the same as the period over which the options vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The fair value of future stock grants will also be determined using the Black-Scholes valuation model. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions be presented in the statement of cash flows as financing cash inflows.
     On March 29, 2005, the Securities and Exchange Commission (SEC) published Staff Accounting Bulletin No. 107 (SAB 107), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation expense in salaries and employee benefits in the condensed consolidated statements of income.
The adoption of SFAS 123(R) had the following effect on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	For the Three Months Ended
	March 31, 2006
	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustment	Reported

Income before income taxes	$2,581	$(7)	$2,574
Income taxes	612	0	612

Net Income	$1,969	$(7)	$1,962

Basic earnings per share	$.15	$0	$.15
Diluted earnings per share	.15	0	.15
The following table illustrates the effect on the prior year comparable period net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No 123(R).

	For the Three Months Ended
	March 31, 2005
		SFAS	If
	As	123(R)	Under
	Reported	Adjustment	SFAS 123(R)

Income before income taxes	$2,968	$(7)	$2,961
Income taxes	794	0	794

Net Income	$2,174	$(7)	$2,167

Basic earnings per share	$.17	$0	$.17
Diluted earnings per share	.17	0	.17
Options to buy stock are granted to directors, officers and employees under the Company’s Stock Option Plan, which provides for issue of up to 375,000 options. Exercise price is the market price at the date of grant. The maximum option term is ten years, and options vest over a five year period. All options outstanding were granted in 2001 and will become fully vested in 2006. Shares with respect to which options may be granted may be either authorized and unissued shares or shares issued and thereafter acquired by the Company.

A summary of the activity in the plan is as follows:

	Three months ended March 31,
		2006
	Total options outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Options outstanding, beginning of period	49,500	$11	$2.71
Forfeited	0
Exercised	0
Granted	0
Options outstanding, end of period	49,500	$11	$2.71

Options exercisable, end of period	39,600	$11	$2.71
The aggregate intrinsic value of all options outstanding at March 31, 2006 was $47 thousand. The aggregate intrinsic value of all options that were exercisable at March 31, 2006 was $38 thousand.
The remaining compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is $17 thousand. This cost will be recognized in its entirety in 2006.
Securities:
Securities available for sale at March 31, 2006 and December 31, 2005 are summarized as follows:

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
March 31, 2006	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government sponsored enterprises	$72,757	$3	$(1,352)
Corporate debt securities	2,262	9	0
Mortgage-backed securities	105,108	11	(3,946)
Obligations of states and political subdivisions	59,207	526	(495)

Total debt securities	239,334	549	(5,793)
Equity securities	7,431	1,341	(4)

TOTALS	$246,765	$1,890	$(5,797)

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
December 31, 2005	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government sponsored enterprises	$78,299	$20	$(1,144)
Corporate debt securities	2,270	14	0
Mortgage-backed securities	110,725	13	(3,660)
Obligations of states and political subdivisions	59,710	555	(647)

Total debt securities	251,004	602	(5,451)
Equity securities	8,481	947	0

TOTALS	$259,485	$1,549	$(5,451)

Unrealized losses on debt securities issued by the U.S. Treasury or U.S. Government sponsored enterprises have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date. Unrealized losses on mortgage-backed securities have not been recognized into income because timely repayment of principal and interest on these securities is guaranteed by the issuer, these securities are backed by performing assets, and because management has the intent and ability to hold these securities for the foreseeable future. The fair value of these securities is expected to recover as principal payments are received.
Earnings Per Share:
     The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended
	March 31,
(In Thousands, except Per Share Data)	2006	2005
Basic EPS computation
Numerator – Net income	$1,962	$2,174
Denominator – Weighted average shares outstanding	12,985,336	12,956,686
Basic earnings per share	$.15	$.17

Diluted EPS computation
Numerator – Net income	$1,962	$2,174
Denominator – Weighted average shares outstanding for basic earnings per share	12,985,336	12,956,886
Effect of Stock Options	4,125	14,461

Weighted averages shares for diluted earnings per share	12,989,461	12,971,147

Diluted earnings per share	$.15	$.17

Comprehensive Income:
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of unrealized gains and losses on securities available for sale.
Reclassifications:
     Certain items in the prior year financial statements were reclassified to conform to the current presentation.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It is effective for fiscal years beginning after December 15, 2005 and applies to the Company effective January 1, 2006. The adoption of this pronouncement has not had an impact on the Company’s consolidated financial statements.

The FASB also issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning in 2007. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.
In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. FAS 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. FAS 156 is effective beginning January 1, 2007. Because the Company has no obligation to service loans for others, management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.
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
Results of Operations
Comparison of March 31, 2006 and 2005 and the Three Months Then Ended

	Three Months Ended March 31,
(In Thousands, except Per Share Data)	2006	2005
Total Assets	$820,965	$825,114
Net Income	$1,962	$2,174
Basic and Diluted Earnings Per Share	$.15	$.17
Return on Average Assets (Annualized)	.97%	1.08%
Return on Average Equity (Annualized)	10.46%	11.24%
Efficiency Ratio (Year-to-date)	66.24%	62.17%
Capital to Asset Ratio	9.16%	9.33%
Dividends to Net Income (Year-to-date)	105.56%	95.26%
Loans to Assets	62.27%	59.10%
Net Loans to Deposits	81.62%	76.42%

     The Corporation’s net income for the first three months of 2006 was $1.962 million, or $.15 per diluted share, which is a 9.75% decrease compared with the $2.174 million, or $.17 per diluted share earned during the same period last year. The Corporation’s annualized return on average assets and return on average equity for the three month period ended March 31, 2006 was .97% and 10.46% respectively, compared to 1.08% and 11.24% for the same period in 2005.
Net Interest Income. The following schedule details the various components of net interest income for the quarters indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)

EARNING ASSETS
Loans	$510,146	$8,111	6.45%	$481,728	$7,539	6.35%
Taxable securities	191,450	1,875	3.97	220,429	2,165	3.98
Tax-exempt securities	59,396	903	6.17	44,579	699	6.36
Equity Securities (2)	12,252	122	4.04	13,851	134	3.92
Federal funds sold	3,784	42	4.50	9,294	49	2.14

Total earning assets	777,028	11,053	5.77	769,881	10,586	5.58

NONEARNING ASSETS

Cash and due from banks	25,488			26,654
Premises and equipment	15,067			15,583
Allowance for Loan Losses	(5,871)			(6,113)
Other assets	8,216			9,882

Total Assets	$819,928			$815,887

INTEREST-BEARING LIABILITIES

Time deposits	$286,107	$2,641	3.74%	$247,101	$1,938	3.18%
Savings deposits	154,262	519	1.36	198,278	466	0.95
Demand deposits	124,333	268	0.87	125,722	249	0.80
Repurchase agreements	68,700	507	2.99	69,461	292	1.70
Borrowings	48,827	547	4.54	37,919	410	4.39

Total Interest-Bearing Liabilities	682,229	4,482	2.66	678,481	3,355	2.01

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	56,567			55,003
Other Liabilities	5,084			3,942
Stockholders’ equity	76,048			78,461

Total Liabilities and Stockholders’ Equity	$819,928			$815,887

Net interest income		$6,571			$7,231

Net interest margin			3.43%			3.81%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

Taxable equivalent net interest income for the first three months of 2006 totaled $6.57 million, a decrease of $660 thousand or 9.13% compared to the first three months of 2005. This decline is due to an increase in interest expense of $1.13 million or 33.59%. Interest expense increased as deposits shifted out of the lower costing savings deposits and into the higher costing time deposits. Interest expense on time deposits increased $703 thousand as average balances grew $39.01 million or 15.79%. Interest income increased $467 thousand or 4.41% during the same period. The Corporation’s tax equated annualized net interest margin decreased from 3.81% for the period ending March 31, 2005 to 3.43% for the period ending March 31, 2006. This decline was primarily due to the shift in deposit mix to higher costing time deposits. Management will continue to evaluate future interest rate changes so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.
Noninterest Income. Total noninterest income for the three month period ended March 31, 2006 increased by $87 thousand or 7.21% compared to the same period in 2005. This increase is mainly due to an $83 thousand or 18.75% increase in fees from overdrafts and return check charges. Other operating income from various sources also increased $23 thousand or 6.97%
Noninterest Expense. Noninterest expense was $4.76 million for the first three months of 2006 compared to $4.88 million for the same period in 2005. This amounts to a decrease of 2.45%. Salaries and employee benefits increased $28 thousand or 1.01%. The efficiency ratio increased to 66.24% for the first three months of 2006 compared to 62.17% for the first three months of 2005. The efficiency ratio was adversely impacted by the $772 thousand decline in net interest income. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.
Income Taxes. Income tax expense totaled $612 thousand for the first three months of 2006 and $794 thousand for the first three months of 2005, a decrease of $182 thousand or 22.92%. The effective tax rate for the first three months of 2006 was 23.78% compared to 26.75% for the same time in 2005. This decrease is a result of the Corporation’s increased purchases of tax-exempt municipal securities combined with a decrease in pretax income.
Other Comprehensive Income. For the first three months of 2006, the change in net unrealized gains on securities, net of reclassifications, resulted in a loss of $4 thousand compared to a loss of $2.255 million for the same period in 2005. The losses in 2005 were due to interest rate increases affecting the market values of the entire investment portfolio.
Financial Condition
     Total assets decreased $6.104 million or .74% since December 31, 2005, as the Corporation saw a decline in deposit balances. Capital ratios remain solid, as shown by the ratio of equity to total assets at March 31, 2006 of 9.16%.
Securities. Securities available for sale decreased $12.72 million, mainly resulting from a decrease of $11.605 million in deposits. The Corporation sold $2 million in par value of Fannie Mae preferred equity securities, resulting in a gain of $257,000.
Loans. Gross loans decreased slightly since December 31, 2005. Commercial Real Estate loans grew $3.979 million or 2.42% since December 31, 2005. The growth in commercial real estate loans offset the decline in balance in indirect installment loans, which decreased $7.524 million or 5.95%. Commercial Real Estate loans have grown as the Corporation has used a combination of experienced personnel and marketing strategies to build this section of the portfolio as the local economy continues to recover. Loans contributed 75.93% of total interest income for the three months ended March 31, 2006 and 73.22% for the three months ended March 31, 2005.

Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05

Nonperforming loans	$2,609	$2,017	$1,593	$1,908	$1,563

Nonperforming loans as a % of total loans	.51%	.39%	.31%	.38%	.32%

Allowance for loan losses	$5,870	$5,860	$6,144	$6,151	$6,144

Allowance for loan losses as a % of loans	1.15%	1.14%	1.20%	1.24%	1.26%

Allowance for loan losses as a % of nonperforming lo loans	224.99%	290.53%	385.69%	322.38%	393.09%
The allowance for loan losses as a percentage of loans increased slightly from 1.14% at December 31, 2005 to 1.15% at March 31, 2006. The provision for loan losses for the first three months of 2006 and 2005 was $110 thousand and $269 thousand, respectively. Net charge-offs totaled $100 thousand for the first three months of 2006 down from $269 thousand for the first three months of 2005. The provision closely tracked net charge-offs for the first quarter of 2006. During 2006, approximately 83% of gross charge-offs have occurred in the indirect loan portfolio compared to 88% in 2005. Non-performing loans to total loans has increased slightly from .39% as of December 31, 2005 to .51% as of March 31, 2006. The increase in non-performing loans has been limited to a group of loans well-secured with real estate. The ratio of the allowance for loan losses (ALLL) to non-performing loans remains solid at 225%.
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
Deposits. Total deposits decreased $11.605 million since December 31, 2005. Balances in the Corporation’s money market index accounts increased $15.101 million since December 31, 2005, as management made a concerted effort to aggressively price this variable rate account. The growth in money market index accounts was offset by a decrease of $12.744 million in time deposits. The Company prices deposit rates to remain competitive within the market and to attract and retain customers.
Borrowings. Total borrowings increased $5.327 million or 4.57% since December 31, 2005. The Corporation offset the overall drop in deposits with Federal Home Loan Bank advances, which increased $8.687 million during the three month period.
Capital Resources. Total stockholders’ equity decreased slightly from $75.864 million at December 31, 2005 to $75.172 million at March 31, 2006. During the first three months of 2006, the repurchase of treasury stock decreased stockholders’ equity by $1.58 million.
     The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 2006 the Corporation’s total risk-based capital ratio stood at 15.76%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 14.55% and 9.43%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.
Critical Accounting Policies
     The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in Farmers National Banc Corp.’s 2005 Annual Report to Shareholders included in Farmers National Banc Corp.’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies are necessary to understand our financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies are included in the notes to the aforementioned 2005 consolidated financial statements, Note A (Summary of Significant Accounting Policies), Note B (Securities), Note C (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.
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
     The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2006, net cash from investing activities amounted to $13.05 million compared to $6.68 million used in investing activities for the same period in 2005. Purchase of securities available for sale amounted to $31.692 million in 2005 compared to only $787 thousand in 2006.
     The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used by financing activities amounted to $8.90 million for the first three months of 2006 compared to $6.82 million provided by financing activities for the same period in 2005. Most of this change is a result of the net decrease in deposits. Deposits decreased $11.61 million for the three month period ended March 31, 2006 compared to increasing $7.80 million for the same period in 2005. Proceeds from Federal Home Loan Bank borrowings amounted to $10 million in 2006 compared to none in 2005.
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
     The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using March 31, 2006 amounts as a base case, the Company’s change in net interest income would be within the board mandated limits.
The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005. There has been no material change in the disclosure regarding market risk due to the stability of the balance sheet.
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
Item 1A. Risk Factors
For information regarding factors that could affect the Corporation’s results of operations, financial condition and liquidity, see the risk factors discussion provided under Part 1, Item 1A on Form 10-K for the fiscal year ended December 31, 2005. See also, “Forward-Looking Statements” included in Part 1, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes in risk factors since December 31, 2005.
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
The following table summarizes the treasury stock purchased by the issuer during the first quarter of 2006:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Program	the Program
January 1-31	31,268	$12.42	31,268	403,350
February 1-28	42,500	$12.03	42,500	360,850
March 1-31	57,372	$11.83	57,372	303,478
TOTAL	131,140	$12.03	131,140
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a) Farmers National Banc Corp’s annual meeting of shareholders was held on March 30, 2006.
(b & c) Proxies were solicited by Farmers National Banc Corp’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. Elected to serve as director for a three year term were the Board of Director’s nominees:

Elected Director	Votes For	Votes Against
Benjamin R. Brown	8,809,836	258,750
Anne F. Crawford	8,669,461	412,606
James R. Fisher	8,786,268	277,029

Continuing Director	Term Expiring
Joseph D. Lane	March 2008
Ralph D. Macali	March 2007
Frank L. Paden	March 2007
Earl R. Scott	March 2007
Ronald V. Wertz	March 2008
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

FARMERS NATIONAL BANC CORP.
Dated: May 9, 2006
/s/ Frank L. Paden
Frank L. Paden
President and Secretary
Dated: May 9, 2006
/s/ Carl D. Culp
Carl D. Culp
Executive Vice President
and Treasurer