Form 10-Q
period 2006-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2006-08-08
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended June 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, No Par Value	13,031,963 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Included in Part I of this report:

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	June 30,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$25,962	$31,614
Federal funds sold	8,290	0

TOTAL CASH AND CASH EQUIVALENTS	34,252	31,614

Securities available for sale	249,837	259,485

Loans	510,650	511,914
Less allowance for loan losses	5,848	5,860

NET LOANS	504,802	506,054

Premises and equipment, net	14,950	15,143
Other assets	16,365	14,773

TOTAL ASSETS	$820,206	$827,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$62,535	$61,896
Interest-bearing	556,060	568,904

TOTAL DEPOSITS	618,595	630,800

Federal funds purchased and repurchase agreements	77,996	76,152
Federal Home Loan Bank advances	45,452	39,077
Other borrowings	471	1,242
Other liabilities	4,336	3,934

TOTAL LIABILITIES	746,850	751,205

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 14,394,450 in 2006 and 14,227,538 in 2005	86,506	84,595
Retained earnings	10,416	10,709
Accumulated other comprehensive income (loss)	(4,705)	(2,536)
Treasury stock, at cost; 1,349,487 shares in 2006 and 1,184,315 in 2005	(18,861)	(16,904)

TOTAL STOCKHOLDERS’ EQUITY	73,356	75,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$820,206	$827,069

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,197	$7,767	$16,220	$15,244
Taxable securities	1,884	2,095	3,758	4,259
Tax exempt securities	612	523	1,199	984
Dividends	168	96	278	211
Federal funds sold	165	70	207	119

TOTAL INTEREST AND DIVIDEND INCOME	11,026	10,551	21,662	20,817

INTEREST EXPENSE
Deposits	3,791	2,826	7,219	5,479
Short-term borrowings	668	408	1,191	704
Long-term borrowings	528	421	1,059	827

TOTAL INTEREST EXPENSE	4,987	3,655	9,469	7,010

NET INTEREST INCOME	6,039	6,896	12,193	13,807
Provision for loan losses	60	0	170	269

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,979	6,896	12,023	13,538

NONINTEREST INCOME
Service charges on deposit accounts	759	676	1,442	1,284
Security gains (losses)	138	(83)	395	185
Other operating income	434	336	787	666

TOTAL NONINTEREST INCOME	1,331	929	2,624	2,135

NONINTEREST EXPENSES
Salaries and employee benefits	2,875	3,074	5,667	5,838
Occupancy and equipment	595	658	1,241	1,365
State and local taxes	225	231	450	462
Loan expenses	104	100	199	188
Other operating expenses	1,090	1,102	2,095	2,192

TOTAL NONINTEREST EXPENSES	4,889	5,165	9,652	10,045

INCOME BEFORE INCOME TAXES	2,421	2,660	4,995	5,628
INCOME TAXES	533	665	1,145	1,459

NET INCOME	$1,888	$1,995	$3,850	$4,169

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	(2,165)	1,335	(2,169)	(920)

COMPREHENSIVE INCOME (LOSS)	($277)	$3,330	$1,681	$3,249

NET INCOME PER SHARE — basic and diluted	$0.15	$0.15	$0.30	$0.32

DIVIDENDS PER SHARE	$0.16	$0.16	$0.32	$0.32

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	Six Months Ended
	June 30,	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH FROM OPERATING ACTIVITIES	$5,203	$5,345

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	24,840	28,870
Proceeds from sales of securities available for sale	8,459	14,705
Purchases of securities available for sale	(27,234)	(50,520)
Loan originations and payments, net	556	(12,938)
Additions to premises and equipment	(273)	(191)

NET CASH FROM INVESTING ACTIVITIES	6,348	(20,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(12,205)	(45)
Net change in short-term borrowings	1,094	11,705
Proceeds from Federal Home Loan Bank borrowings and other debt	10,000	9,694
Repayment of Federal Home Loan Bank borrowings and other debt	(3,646)	(7,159)
Repurchase of Treasury Stock	(1,957)	(901)
Cash dividends paid	(4,096)	(4,112)
Proceeds from dividend reinvestment	1,897	2,284

NET CASH FROM FINANCING ACTIVITIES	(8,913)	11,466

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,638	(3,263)

Beginning cash and cash equivalents	31,614	33,570

Ending cash and cash equivalents	$34,252	$30,307

Supplemental cash flow information:
Interest paid	(8,990)	(6,839)
Income taxes paid	(1,085)	(1,680)

See accompanying notes

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
Estimates:
To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses is particularly subject to change.
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
The adoption of SFAS No. 123(R) had the following effect on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Three months ended			Six months ended
	June 30, 2006			June 30, 2006
	Using	SFAS		Using	SFAS
	Previous	123(R)	As	Previous	123(R)	As
	Accounting	Adjustment	Reported	Accounting	Adjustment	Reported

Income before taxes	$2,428	$(7)	$2,421	$5,009	$(14)	$4,995
Income taxes	533	0	533	1,145	0	1,145

Net Income	$1,895	$(7)	$1,888	$3,864	$(14)	$3,850

Basic earnings per share	$.15	$0	$.15	$.30	$0	$.30
Diluted earnings per share	.15	0	.15	.30	0	.30
The following table illustrates the effect on the prior year comparable periods net income and earnings per share if expense had been measured using the fair value recognition provision of SFAS No. 123(R).

	Three months ended			Six months ended
	June 30, 2005			June 30, 2005
		SFAS	If Under		SFAS	If Under
	As	123(R)	SFAS	As	123(R)	SFAS
	Reported	Adjustment	123(R)	Reported	Adjustment	123(R)

Income before taxes	$2,660	$(7)	$2,653	$5,628	$(14)	$5,614
Income taxes	665	0	665	1,459	0	1,459

Net Income	$1,995	$(7)	$1,988	$4,169	$(14)	$4,155

Basic earnings per share	$.15		$.15	$.32		$.32
Diluted earnings per share	.15		.15	.32		.32

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
A summary of the activity in the plan is as follows:

	Three months ended			Six months ended
	June 30, 2006			June 30, 2006
	Total options outstanding			Total options outstanding
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Fair		Exercise	Fair
	Shares	Price	Value	Shares	Price	Value

Outstanding, beginning of period	49,500	$11	$2.71	49,500	$11	$2.71
Forfeited	1,500			1,500
Exercised	0			0
Granted	0			0
Outstanding, end of period	48,000	$11	$2.71	48,000	$11	$2.71

Exercisable, end of period	38,400	$11	$2.71	38,400	$11	$2.71
The aggregate intrinsic value of all options outstanding at June 30, 2006 was $2 thousand. The aggregate intrinsic value of all options that were exercisable at June 30, 2006 was $2 thousand.
The remaining compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is $10 thousand. This cost will be recognized in its entirety in 2006.
Securities:
Securities available for sale at June 30, 2006 and December 31, 2005 are summarized as follows:

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
June 30, 2006	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government sponsored enterprises	$78,860	$1	$(1,892)
Corporate debt securities	2,254	0	(5)
Mortgage-backed securities	102,053	6	(5,079)
Obligations of states and political subdivisions	59,523	68	(1,394)

Total debt securities	242,690	75	(8,370)
Equity securities	7,147	1,048	0

TOTALS	$249,837	$1,123	$(8,370)

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
December 31, 2005	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government sponsored enterprises	$78,299	$20	$(1,144)
Corporate debt securities	2,270	14	0
Mortgage-backed securities	110,725	13	(3,660)
Obligations of states and political subdivisions	59,710	555	(647)

Total debt securities	251,004	602	(5,451)
Equity securities	8,481	947	0

TOTALS	$259,485	$1,549	$(5,451)

Unrealized losses on debt securities issued by the U.S. Treasury or U.S. Government sponsored enterprises and obligations of state and political subdivisions have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date. Unrealized losses on mortgage-backed securities have not been recognized into income because timely repayment of principal and interest on these securities is guaranteed by the issuer, these securities are backed by performing assets, and because management has the intent and ability to hold these securities for the foreseeable future. The fair value of these securities is expected to recover as principal payments are received.
Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Six months ended
(Dollars in Thousands, except	June 30,		June 30,
Per Share Data)	2006	2005	2006	2005
Basic EPS computation
Numerator — Net income	$1,888	$1,995	$3,850	$4,169
Denominator — Weighted average shares outstanding	12,974,678	13,013,301	12,979,980	12,985,212
Basic earnings per share	$.15	$.15	$.30	$.32

Diluted EPS computation
Numerator — Net income	$1,888	$1,995	$3,850	$4,169
Denominator — Weighted average shares outstanding for basic earnings per share	12,974,678	13,013,301	12,979,980	12,985,212
Effect of Stock Options	219	11,396	3,967	13,005

Weighted averages shares for diluted earnings per share	12,974,897	13,024,697	12,983,947	12,998,217

Diluted earnings per share	$.15	$.15	$.30	$.32

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
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
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
Results of Operations
Comparison of June 30, 2006 and 2005 and the Six Months Then Ended

	Six Months Ended June 30,
(Dollars in Thousands, except Per Share Data)	2006	2005
Total Assets	$820,206	$832,464
Net Income	$3,850	$4,169
Basic and Diluted Earnings Per Share	$.30	$.32
Return on Average Assets (Annualized)	.94%	1.02%
Return on Average Equity (Annualized)	10.33%	10.77%
Efficiency Ratio (Year-to-date)	66.93%	63.75%
Capital to Asset Ratio	8.94%	9.51%
Dividends to Net Income (Year-to-date)	107.66%	99.59%
Loans to Assets	62.26%	59.81%
Net Loans to Deposits	81.60%	79.04%
The Corporation’s net income for the first six months of 2006 was $3.850 million, or $.30 per diluted share, which is a 7.65% decrease compared with the $4.169 million, or $.32 per diluted share earned during the same period last year. The Corporation’s annualized return on average assets and return on average equity for the six month period ended June 30, 2006 was .94% and 10.33% respectively, compared to 1.02% and 10.77% for the same period in 2005.
Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans	$507,840	$8,291	6.55%	$491,098	$7,848	6.41%
Taxable securities	190,622	1,884	3.96	221,482	2,094	3.79
Tax-exempt securities	61,319	942	6.16	51,239	816	6.39
Equity Securities (2)	11,058	201	7.29	12,400	107	3.46
Federal funds sold	13,471	165	4.91	8,477	70	3.31

Total earning assets	784,310	11,483	5.87	784,696	10,935	5.59

NONEARNING ASSETS

Cash and due from banks	24,941			27,745
Premises and equipment	14,914			15,422
Allowance for Loan Losses	(5,890)			(6,230)
Other assets	7,696			8,450

Total Assets	$825,970			$830,082

INTEREST-BEARING LIABILITIES

Time deposits	$277,883	$2,807	4.05%	$266,038	$2,143	3.23%
Savings deposits	167,353	754	1.81	176,119	388	0.88
Demand deposits	115,963	230	0.80	134,631	295	0.88
Repurchase agreements	80,464	660	3.29	77,426	401	2.08
Borrowings	47,138	536	4.56	39,136	428	4.39

Total Interest-Bearing Liabilities	688,800	4,987	2.90	693,350	3,655	2.11

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	57,719			55,606
Other Liabilities	5,359			3,654
Stockholders’ equity	74,091			77,472

Total Liabilities and Stockholders’ Equity	$825,970			$830,082

Net interest income		$6,496			$7,280

Net interest margin			3.32%			3.72%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans	$508,985	$16,403	6.50%	$486,437	$15,387	6.38%
Taxable securities	190,977	3,758	3.97	220,960	4,259	3.89
Tax-exempt securities	60,367	1,845	6.16	47,924	1,515	6.37
Equity Securities (2)	11,712	323	5.56	13,120	241	3.70
Federal funds sold	8,658	207	4.82	8,881	119	2.70

Total earning assets	780,699	22,536	5.82	777,322	21,521	5.58

NONEARNING ASSETS

Cash and due from banks	25,206			27,203
Premises and equipment	14,990			15,502
Allowance for Loan Losses	(5,887)			(6,172)
Other assets	7,954			9,169

Total Assets	$822,962			$823,024

INTEREST-BEARING LIABILITIES

Time deposits	$281,977	$5,448	3.90%	$256,622	$4,081	3.21%
Savings deposits	160,844	1,273	1.60	187,136	854	0.92
Demand deposits	120,121	498	0.84	130,202	544	0.84
Repurchase agreements	74,626	1,167	3.15	73,467	693	1.90
Borrowings	47,977	1,083	4.55	38,528	838	4.39

Total Interest-Bearing Liabilities	685,545	9,469	2.79	685,955	7,010	2.06

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	57,003			55,194
Other Liabilities	5,247			3,800
Stockholders’ equity	75,167			78,075

Total Liabilities and Stockholders’ Equity	$822,962			$823,024

Net interest income		$13,067			$14,511

Net interest margin			3.38%			3.76%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

Taxable equivalent net interest income. Taxable equivalent net interest income for the first six months of June 30, 2006 totaled $13.067 million, a decrease of $1.445 million or 9.96% compared to the first six months of 2005. This decline is due to an increase in interest expense of $2.46 million or 35.08%. Interest expense increased as deposits shifted out of the lower costing savings deposits and into the higher costing time deposits. Interest expense on time deposits increased $1.367 million as average balances grew $25.355 million or 9.88%. Interest income increased $1.015 million or 4.72% during the same period. The Corporation’s tax equated annualized net interest margin decreased from 3.76% for the period ending June 30, 2005 to 3.38% for the period ending June 30, 2006. This decline was primarily due to the shift in deposit mix to higher costing time deposits. Management will continue to evaluate future interest rate changes so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.
Taxable equivalent net interest income for the quarter ended June 30, 2006 totaled $6.496 million, a decrease of $784 thousand or 10.77% compared to the quarter ended June 30, 2005. The increase in interest expense is attributable to the 79 basis point increase in the cost of interest-bearing liabilities. Average time deposits increased by $11.85 million or 4.45% over the prior year comparable quarter which drove up interest expense on time deposits by $664 thousand. The cost of time deposits and repurchase agreements are up 82 basis points and 121 basis points respectively over the prior year comparable quarter as the Federal Reserve Bank continues to increase the target for the federal funds sold interest rate.
Noninterest Income. Total noninterest income for the six month period ended June 30, 2006 increased by $489 thousand or 22.90% compared to the same period in 2005. This increase is mainly due to a $210 thousand increase in gains on the sale of investment securities. Fees from overdrafts and return check charges also increased $168 thousand or 17.73%.
Total noninterest income for the quarter ended June 30, 2006 increased by $402 thousand from the prior year comparable quarter. Security gains resulting from the previously mentioned sales amounted to $138 thousand for the quarter ended June 30, 2006 compared to security losses of $83 thousand for the same period in 2005. Other operating income from various sources also increased $98 thousand or 29.17%.
Noninterest Expense. Noninterest expense was $9.65 million for the first six months of 2006 compared to $10.05 million for the same period in 2005. This amounts to a decrease of 3.91%. Most of this decrease is the result of a $171 thousand decline in salaries and employee benefits, resulting mainly from a 23.95% decline in health insurance costs, and a $124 thousand decrease in occupancy and equipment expense.
Noninterest expense was $4.89 million for the quarter ended June 30, 2006 compared to $5.17 million for the same quarter in 2005. This decrease of 5.34% again occurred mainly in salaries and employee benefits and occupancy and equipment expense.
The efficiency ratio increased to 66.93% for the first six months of 2006 compared to 63.75% for the first six months of 2005. The efficiency ratio was adversely impacted by the $1.61 million decline in net interest income, despite a $393 thousand decrease in noninterest expenses. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor the efficiency ratio.
Income Taxes. Income tax expense totaled $1.145 million for the first six months of 2006 and $1.459 million for the first six months of 2005, a decrease of $314 thousand or 21.52%. The effective tax rate for the first six months of 2006 was 22.92% compared to 25.92% for the same time in 2005. Income tax expense totaled $533 thousand for the quarter ended June 30, 2006 and $665 thousand for the quarter ended June 30, 2005, a decrease of 19.85%. This decrease is a result of the Corporation’s increased purchases of tax-exempt municipal securities combined with a decrease in pretax income.

Other Comprehensive Income. For the first six months of 2006, the change in net unrealized gains on securities, net of reclassifications, resulted in a loss of $2.17 million compared to a loss of $920 thousand for the same period in 2005. The losses were due to interest rate increases affecting the market values of the entire investment portfolio.
Financial Condition
Total assets decreased $6.863 million or .83% since December 31, 2005, as the Corporation saw a decline in deposit balances. Capital ratios remain solid, as shown by the ratio of equity to total assets at June 30, 2006 of 8.94%.
Securities. Securities available for sale decreased $9.65 million, mainly resulting from a decrease of $12.205 million in deposits. The Corporation sold $2 million in par value of Fannie Mae preferred equity securities and $6.7 million in market value of State and Municipal Securities, resulting in a gain of $395 thousand. In addition, there was a $3.345 million decrease in the net unrealized gains (losses) on securities, resulting from an increase in market interest rates.
Loans. Gross loans decreased slightly since December 31, 2005. Commercial Real Estate loans grew $9.919 million or 6.01% since December 31, 2005. The growth in commercial real estate loans offset the decline in balance in indirect installment loans, which decreased $13.481 million or 10.67%. Commercial Real Estate loans have grown as the Corporation has used a combination of experienced personnel and marketing strategies to build this section of the portfolio as the local economy continues to recover. Loans contributed 74.88% of total interest income for the six months ended June 30, 2006 and 73.23% for the six months ended June 30, 2005.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05

Nonperforming loans	$1,884	$2,609	$2,017	$1,593	$1,908
Nonperforming loans as a % of total loans	.37%	.51%	.39%	.31%	.38%
Allowance for loan losses	$5,848	$5,870	$5,860	$6,144	$6,151
Allowance for loan losses as a % of loans	1.15%	1.15%	1.14%	1.20%	1.24%
Allowance for loan losses as a % of nonperforming loans	310.33%	224.99%	290.53%	385.69%	322.38%
The allowance for loan losses as a percentage of loans increased slightly from 1.14% at December 31, 2005 to 1.15% at June 30, 2006. The provision for loan losses for the first six months of 2006 and 2005 was $170 thousand and $269 thousand, respectively. Net charge-offs totaled $182 thousand for the first six months of 2006 down from $260 thousand for the first six months of 2005. The provision for loan losses was $60 thousand for the quarter ended June 30, 2006 compared to $0 for the same time in 2005. The provision closely tracks net charge-offs. During 2006, approximately 84% of gross charge-offs have occurred in the indirect loan portfolio compared to 86% in 2005. Non-performing loans to total loans have decreased slightly from .39% as of December 31, 2005 to .37% as of June 30, 2006. The ratio of the allowance for loan losses (ALLL) to non-performing loans remains solid at 310%.

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
Deposits. Total deposits decreased $12.205 million since December 31, 2005. Balances in the Corporation’s money market index accounts increased $27.988 million since December 31, 2005, as management made a concerted effort to aggressively price this variable rate account. The growth in money market index accounts was offset by a decrease of $16.840 million in time deposits. The Company prices deposit rates to remain competitive within the market and to attract and retain customers.
Borrowings. Total borrowings increased $7.448 million or 6.39% since December 31, 2005. The Corporation offset the overall drop in deposits with Federal Home Loan Bank advances, which increased $6.375 million during the six month period.
Capital Resources. Total stockholders’ equity decreased from $75.864 million at December 31, 2005 to $73.356 million at June 30, 2006. During the first six months of 2006, the mark to market adjustment of securities decreased accumulated other comprehensive income by $2.169 million and the repurchase of treasury stock decreased stockholders’ equity by $1.957 million.
The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 2006 the Corporation’s total risk-based capital ratio stood at 15.75%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 14.57% and 9.39%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.
Critical Accounting Policies
The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in Farmers National Banc Corp.’s 2005 Annual Report to Shareholders included in Farmers National Banc Corp.’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand our financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2005 consolidated financial statements, Note A (Summary of Significant Accounting Policies), Note B (Securities), Note C (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.
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
The primary investing activities of the Company are originating loans and purchasing securities. During the first six months of 2006, net cash from investing activities amounted to $6.35 million compared to $20.07 million used in investing activities for the same period in 2005. Purchase of securities available for sale amounted to $27.234 million in 2006 compared to $50.520 million in 2005.
The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used by financing activities amounted to $8.91 million for the first six months of 2006 compared to $11.47 million provided by financing activities for the same period in 2005. Most of this change is a result of the net decrease in deposits. Deposits decreased $12.20 million for the six-month period ended June 30, 2006 compared to a $45 thousand decrease for the same period in 2005.
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
The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using June 30, 2006 amounts as a base case, the Company’s change in net interest income would be within the board mandated limits.
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
On June 13, 2006, the Corporation announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.9% or approximately 635,117 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in June 2007.
The following table summarizes the treasury stock purchased by the issuer during the second quarter of 2006:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Program	the Program
April 1-30	15,032	$11.55	15,032	288,446
May 1-31	19,000	$10.78	19,000	269,446
June 1-30	0		0	635,117
TOTAL	34,032	$11.12	34,032
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
FARMERS NATIONAL BANC CORP.
Dated: August 8, 2006
/s/ Frank L. Paden
Frank L. Paden
President and Secretary
Dated: August 8, 2006
/s/ Carl D. Culp
Carl D. Culp
Executive Vice President
and Treasurer