Form 10-Q
period 2006-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2006-11-08
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter ended September 30, 2006
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
Large accelerated filer ☐            Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, No Par Value	13,036,262 shares

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Included in Part I of this report:

Farmers National Banc Corp. and Subsidiary

Consolidated Balance Sheets	1
Consolidated Statements of Income and Comprehensive Income	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Unaudited Consolidated Financial Statements	4-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	18

Item 6. Exhibits	18

SIGNATURES	19

10-Q Certifications	20-21

Section 906 Certifications	22-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	September 30,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$23,646	$31,614
Federal funds sold	11,267	0

TOTAL CASH AND CASH EQUIVALENTS	34,913	31,614

Securities available for sale	243,164	259,485

Loans	511,597	511,914
Less allowance for loan losses	5,845	5,860

NET LOANS	505,752	506,054

Premises and equipment, net	14,845	15,143
Other assets	18,017	14,773

TOTAL ASSETS	$816,691	$827,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$57,927	$61,896
Interest-bearing	546,564	568,904

TOTAL DEPOSITS	604,491	630,800

Short-term borrowings	85,371	73,313
Long-term borrowings	42,856	43,158
Other liabilities	7,400	3,934

TOTAL LIABILITIES	740,118	751,205

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 14,479,768 in 2006 and 14,227,538 in 2005	87,434	84,595
Retained earnings	10,083	10,709
Accumulated other comprehensive income (loss)	(1,581)	(2,536)
Treasury stock, at cost; 1,396,006 shares in 2006 and 1,184,315 in 2005	(19,363)	(16,904)

TOTAL STOCKHOLDERS’ EQUITY	76,573	75,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$816,691	$827,069

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005

INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,438	$8,076	$24,658	$23,320
Taxable securities	1,862	2,004	5,620	6,263
Tax exempt securities	632	560	1,831	1,544
Dividends	168	101	446	312
Federal funds sold	71	77	278	196

TOTAL INTEREST AND DIVIDEND INCOME	11,171	10,818	32,833	31,635

INTEREST EXPENSE
Deposits	4,013	3,018	11,232	8,497
Short-term borrowings	738	527	1,929	1,231
Long-term borrowings	504	440	1,563	1,267

TOTAL INTEREST EXPENSE	5,255	3,985	14,724	10,995

NET INTEREST INCOME	5,916	6,833	18,109	20,640
Provision for loan losses	30	260	200	529

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,886	6,573	17,909	20,111

NONINTEREST INCOME
Service charges on deposit accounts	802	756	2,244	2,040
Security gains	122	105	517	290
Other operating income	412	327	1,199	993

TOTAL NONINTEREST INCOME	1,336	1,188	3,960	3,323

NONINTEREST EXPENSES
Salaries and employee benefits	2,992	2,909	8,659	8,747
Occupancy and equipment	627	657	1,868	2,022
State and local taxes	222	227	672	689
Loan expenses	103	116	302	304
Other operating expenses	1,073	1,157	3,168	3,349

TOTAL NONINTEREST EXPENSES	5,017	5,066	14,669	15,111

INCOME BEFORE INCOME TAXES	2,205	2,695	7,200	8,323
INCOME TAXES	454	667	1,599	2,126

NET INCOME	$1,751	$2,028	$5,601	$6,197

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	3,124	(1,338)	955	(2,258)

COMPREHENSIVE INCOME	$4,875	$690	$6,556	$3,939

NET INCOME PER SHARE — basic and diluted	$0.13	$0.16	$0.43	$0.48

DIVIDENDS PER SHARE	$0.16	$0.16	$0.48	$0.48
See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	Nine Months Ended
	Sept. 30,	Sept. 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH FROM OPERATING ACTIVITIES	$7,265	$8,469

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	28,982	44,705
Proceeds from sales of securities available for sale	24,810	19,758
Proceeds from sale of other real estate owned	24	92
Purchases of securities available for sale	(36,186)	(59,328)
Purchases of restricted securities	(177)	(139)
Loan originations and payments, net	(667)	(27,831)
Additions to premises and equipment	(389)	(357)

NET CASH FROM INVESTING ACTIVITIES	16,397	(23,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(26,309)	4,845
Net change in short-term borrowings	8,408	14,178
Proceeds from Federal Home Loan Bank borrowings and other debt	10,000	11,094
Repayment of Federal Home Loan Bank borrowings and other debt	(6,652)	(13,625)
Repurchase of Treasury Stock	(2,459)	(2,213)
Cash dividends paid	(6,170)	(6,255)
Proceeds from dividend reinvestment	2,819	3,348

NET CASH FROM FINANCING ACTIVITIES	(20,363)	11,372

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,299	(3,259)

Beginning cash and cash equivalents	31,614	33,570

Ending cash and cash equivalents	$34,913	$30,311

Supplemental cash flow information:
Interest paid	(14,327)	(10,761)
Income taxes paid	(1,680)	(2,455)

Supplemental noncash disclosure:
Transfer of loans to other real estate owned	26	70
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

	Three months ended			Nine months ended
	Sept. 30, 2006			Sept. 30, 2006
	Using	SFAS		Using	SFAS
	Previous	123(R)	As	Previous	123(R)	As
	Accounting	Adjustment	Reported	Accounting	Adjustment	Reported

Income before taxes	$2,211	$(6)	$2,205	$7,220	$(20)	$7,200
Income taxes	454	0	454	1,599	0	1,599

Net Income	$1,757	$(6)	$1,751	$5,621	$(20)	$5,601

Basic earnings per share	$.13	$0	$.13	$.43	$0	$.43
Diluted earnings per share	.13	0	.13	.43	0	.43
The following table illustrates the effect on the prior year comparable periods net income and earnings per share if expense had been measured using the fair value recognition provision of SFAS No. 123(R).

	Three months ended			Nine months ended
	Sept. 30, 2005			Sept. 30, 2005
		SFAS	If Under		SFAS	If Under
	As	123(R)	SFAS	As	123(R)	SFAS
	Reported	Adjustment	123(R)	Reported	Adjustment	123(R)

Income before taxes	$2,695	$(7)	$2,688	$8,323	$(21)	$8,302
Income taxes	667	0	667	2,126	0	2,126

Net Income	$2,028	$(7)	$2,021	$6,197	$(21)	$6,176

Basic earnings per share	$.16		$.16	$.48		$.48
Diluted earnings per share	.16		.16	.48		.48

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
A summary of the activity in the plan is as follows:

	Three months ended			Nine months ended
	September 30, 2006			September 30, 2006
	Total options outstanding			Total options outstanding
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Fair		Exercise	Fair
	Shares	Price	Value	Shares	Price	Value

Outstanding, beginning of period	48,000	$11	$2.71	49,500	$11	$2.71
Forfeited	0			1,500
Exercised	0			0
Granted	0			0
Outstanding, end of period	48,000	$11	$2.71	48,000	$11	$2.71

Exercisable, end of period	38,400	$11	$2.71	38,400	$11	$2.71
The fair value of the Farmers National Banc Corp. stock at September 30, 2006 was below the exercisable option price, therefore the outstanding and exercisable options had no intrinsic value.
The remaining compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is $3 thousand. This cost will be recognized in its entirety in 2006.
Securities:
Securities available for sale at September 30, 2006 and December 31, 2005 are summarized as follows:

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
September 30, 2006	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government sponsored enterprises	$73,919	$95	$(963)
Corporate debt securities	1,255	0	(2)
Mortgage-backed securities	98,738	62	(3,332)
Obligations of states and political subdivisions	62,069	772	(147)

Total debt securities	235,981	929	(4,444)
Equity securities	7,183	1,082	0

TOTALS	$243,164	$2,011	$(4,444)

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
December 31, 2005	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government sponsored enterprises	$78,299	$20	$(1,144)
Corporate debt securities	2,270	14	0
Mortgage-backed securities	110,725	13	(3,660)
Obligations of states and political subdivisions	59,710	555	(647)

Total debt securities	251,004	602	(5,451)
Equity securities	8,481	947	0

TOTALS	$259,485	$1,549	$(5,451)

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
Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Nine months ended
(Dollars in Thousands, except	September 30,		September 30,
Per Share Data)	2006	2005	2006	2005
Basic EPS computation
Numerator — Net income	$1,751	$2,028	$5,601	$6,197
Denominator — Weighted average shares outstanding	13,033,836	13,026,556	12,998,179	12,999,174
Basic earnings per share	$.13	$.16	$.43	$.48

Diluted EPS computation
Numerator — Net income	$1,751	$2,028	$5,601	$6,197
Denominator — Weighted average shares outstanding for basic earnings per share	13,033,836	13,026,556	12,998,179	12,999,174
Effect of Stock Options	0	10,690	1,480	12,154

Weighted averages shares for diluted earnings per share	13,033,836	13,037,246	12,999,659	13,011,328

Diluted earnings per share	$.13	$.16	$.43	$.48

Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of unrealized gains and losses on securities available for sale.
Reclassifications:
Certain items in the prior year financial statements were reclassified to conform to the current presentation.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,“ an amendment of FASB Statements No. 07, 08, 106 and 132(R). SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management does not expect that the adoption of this standard will have a material effect on Farmers’ financial statements since the Company does not have a defined benefit plan.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement.” This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At September 30, 2006, Farmers owned no life insurance policies subject to endorsement split-dollar life insurance arrangements. Thus, management does not believe that the adoption of EITF Issue No. 06-4 will have a material impact on the Company’s financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This SAB expresses the SEC’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management has not yet determined the impact of adoption of this Bulletin.

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
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning in 2007. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Corporation’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Corporation conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Corporation conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Comparison of selected financial ratios and other results for the three-month and nine-month periods ending September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in Thousands, except Per Share Data)	2006	2005	2006	2005
Total Assets	$816,691	$832,985	$816,691	$832,985
Net Income	$1,751	$2,028	$5,601	$6,197
Basic and Diluted Earnings per share	$.13	$.16	$.43	$.48
Return on Average Assets (annualized)	.85%	.96%	.91%	1.00%
Return on Average Equity (annualized)	9.36%	10.37%	10.00%	10.63%
Efficiency Ratio	70.36%	64.00%	68.06%	63.83%
Capital to Asset Ratio	9.38%	9.30%	9.38%	9.30%
Dividends to Net Income	119.07%	102.51%	111.23%	100.56%
Loans to Assets	62.64%	61.45%	62.64%	61.45%
Net Loans to Deposits	83.67%	80.65%	83.67%	80.65%
Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)

EARNING ASSETS
Loans	$509,388	$8,537	6.65%	$503,240	$8,159	6.43%
Taxable securities	185,822	1,862	3.98	211,141	2,004	3.77
Tax-exempt securities	64,343	972	5.99	55,698	861	6.13
Equity Securities (2)	11,119	202	7.21	12,328	114	3.67
Federal funds sold	5,502	71	5.12	8,874	77	3.44

Total earning assets	776,176	11,644	5.95	791,282	11,215	5.62

NONEARNING ASSETS

Cash and due from banks	23,438			27,175
Premises and equipment	14,926			15,356
Allowance for Loan Losses	(5,877)			(6,134)
Other assets	7,400			8,591

Total Assets	$816,063			$836,271

INTEREST-BEARING LIABILITIES

Time deposits	$273,158	$2,887	4.19%	$282,672	$2,360	3.31%
Savings deposits	173,578	944	2.16	157,465	333	0.84
Demand deposits	104,973	183	0.69	136,510	325	0.94
Repurchase agreements	82,856	728	3.49	81,890	521	2.52
Borrowings	44,270	513	4.60	40,487	446	4.37

Total Interest-Bearing Liabilities	678,835	5,255	3.07	699,025	3,985	2.26

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	57,588			56,050
Other Liabilities	5,457			3,582
Stockholders’ equity	74,183			77,614

Total Liabilities and Stockholders’ Equity	$816,063			$836,271

Net interest income		$6,389			$7,230

Net interest margin			3.27%			3.63%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)

EARNING ASSETS
Loans	$509,118	$24,941	6.55%	$492,081	$23,545	6.40%
Taxable securities	189,254	5,620	3.97	217,668	6,263	3.85
Tax-exempt securities	61,708	2,817	6.10	50,544	2,376	6.29
Equity Securities (2)	11,512	525	6.10	12,855	356	3.70
Federal funds sold	7,590	278	4.90	8,875	196	2.95

Total earning assets	779,182	34,181	5.87	782,023	32,736	5.60

NONEARNING ASSETS

Cash and due from banks	24,618			27,197
Premises and equipment	14,968			15,453
Allowance for Loan Losses	(5,884)			(6,159)
Other assets	7,764			8,974

Total Assets	$820,648			$827,488

INTEREST-BEARING LIABILITIES

Time deposits	$279,006	$8,334	3.99%	$265,374	$6,441	3.25%
Savings deposits	165,136	2,217	1.79	177,163	1,187	0.90
Demand deposits	115,029	681	0.79	132,331	869	0.88
Repurchase agreements	77,392	1,896	3.28	76,298	1,214	2.13
Borrowings	46,732	1,596	4.57	39,186	1,284	4.38

Total Interest-Bearing Liabilities	683,295	14,724	2.88	690,352	10,995	2.13

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	57,390			55,527
Other Liabilities	5,079			3,665
Stockholders’ equity	74,884			77,944

Total Liabilities and Stockholders’ Equity	$820,648			$827,488

Net interest income		$19,457			$21,741

Net interest margin			3.34%			3.72%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

Taxable equivalent net interest income. Taxable equivalent net interest income for the first nine months of September 30, 2006 totaled $19.457 million, a decrease of $2.284 million or 10.51% compared to the first nine months of 2005. This decline is primarily due to an increase in interest expense of $3.73 million or 33.92%. Interest expense increased as deposits shifted out of the lower costing savings deposits and into the higher costing time deposits. Interest expense on time deposits increased $1.893 million as average balances grew $13.632 million or 5.14%. Interest income increased $1.445 million or 4.41% during the same period. The Corporation’s tax equated annualized net interest margin decreased from 3.72% for the period ending September 30, 2005 to 3.34% for the period ending September 30, 2006. This decline was primarily due to the shift in deposit mix to higher costing time deposits. Management will continue to evaluate future interest rate changes so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.
Taxable equivalent net interest income for the quarter ended September 30, 2006 totaled $6.389 million, a decrease of $841 thousand or 11.63% compared to the quarter ended September 30, 2005. The increase in interest expense is attributable to the 81 basis point increase in the cost of interest-bearing liabilities. Average savings deposits increased by $16.11 million or 10.23% over the prior year comparable quarter which helped drive up interest expense on savings deposits by $611 thousand. The interest expense related to deposits and repurchase agreements increased 33.99% over the prior year comparable quarter which is consistent with the market increase in short-term interest rates.
Noninterest Income. Total noninterest income for the nine month period ended September 30, 2006 increased by $637 thousand or 19.17% compared to the same period in 2005. This increase is mainly due to a $227 thousand increase in gains on the sale of investment securities. Fees from overdrafts and return check charges also increased $204 thousand or 10.00%.
Total noninterest income for the quarter ended September 30, 2006 increased by $148 thousand from the prior year comparable quarter. Other operating income from various sources increased $85 thousand or 25.99%.
Noninterest Expense. Noninterest expense was $14.67 million for the first nine months of 2006 compared to $15.11 million for the same period in 2005. This amounts to a decrease of 2.93%. Most of this decrease is the result of a $154 thousand decline in occupancy and equipment expense and a $181 thousand decrease in other operating expenses.
Noninterest expense was $5.02 million for the quarter ended September 30, 2006 compared to $5.07 million for the same quarter in 2005. This slight decrease again occurred mainly in occupancy and equipment expense and other operating expenses.
The efficiency ratio increased to 68.06% for the first nine months of 2006 compared to 63.83% for the first nine months of 2005. The efficiency ratio was adversely impacted by the $2.53 million decline in net interest income, despite a $442 thousand decrease in noninterest expenses. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor the efficiency ratio.
Income Taxes. Income tax expense totaled $1.599 million for the first nine months of 2006 and $2.126 million for the first nine months of 2005, a decrease of $527 thousand or 24.79%. The effective tax rate for the first nine months of 2006 was 22.20% compared to 25.54% for the same time in 2005. Income tax expense totaled $454 thousand for the quarter ended September 30, 2006 and $667 thousand for the quarter ended September 30, 2005, a decrease of 31.93%. This decrease is a result of the Corporation’s increased purchases of tax-exempt municipal securities combined with a decrease in pretax income.

Other Comprehensive Income. For the first nine months of 2006, the change in net unrealized gains on securities, net of reclassifications, resulted in a gain of $955 thousand compared to a loss of $2.26 million for the same period in 2005. The third quarter also had a gain of $3.12 million compared to a loss of $1.34 million for the same quarter in 2005. The change was due to debt and equity market recoveries after several interest rate increases.
Financial Condition
Total assets decreased $10.378 million or 1.25% since December 31, 2005, as the Corporation saw a decline in deposit balances. Capital ratios remain solid, as shown by the ratio of equity to total assets at September 30, 2006 of 9.38%.
Securities. Securities available for sale decreased $16.32 million. Matured securities were used to partially fund the decrease of $26.309 million in deposits. The Corporation sold $24.8 million in market value of debt and equity securities, resulting in a gain of $517 thousand. In addition, there was a $955 thousand increase in the net unrealized gains (losses) on securities.
Loans. Gross loans decreased slightly since December 31, 2005. Commercial Real Estate loans grew $16.736 million or 10.16% since December 31, 2005. The growth in commercial real estate loans offset the decline in balance in indirect installment loans, which decreased $18.677 million or 14.78%. Commercial Real Estate loans have grown as the Corporation has used a combination of experienced personnel and marketing strategies to build this section of the portfolio as the local economy continues to recover. Loans contributed 75.10% of total interest income for the nine months ended September 30, 2006 and 73.72% for the nine months ended September 30, 2005.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05
Nonperforming loans	$1,853	$1,884	$2,609	$2,017	$1,593

Nonperforming loans as a % of total loans	.36%	.37%	.51%	.39%	.31%

Allowance for loan losses	$5,845	$5,848	$5,870	$5,860	$6,144

Allowance for loan losses as a % of loans	1.14%	1.15%	1.15%	1.14%	1.20%

Allowance for loan losses as a % of nonperforming loans	315.39%	310.33%	224.99%	290.53%	385.69%
The allowance for loan losses as a percentage of loans at September 30, 2006 equaled the December 31, 2005 amount of 1.14%. The provision for loan losses for the first nine months of 2006 and 2005 was $200 thousand and $529 thousand, respectively. Net charge-offs totaled $215 thousand for the first nine months of 2006 down from $529 thousand for the first nine months of 2005. The provision for loan losses was $30 thousand for the quarter ended September 30, 2006 compared to $260 thousand for the same time in 2005. The provision closely tracks net charge-offs. Approximately 80% of gross charge-offs have occurred in the indirect loan portfolio during the first nine months of 2006 and 2005. Non-performing loans to total loans have decreased slightly from

.39% as of December 31, 2005 to .36% as of September 30, 2006. The ratio of the allowance for loan losses (ALLL) to non-performing loans remains solid at 315%.
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
Deposits. Total deposits decreased $26.309 million since December 31, 2005. Balances in the Corporation’s money market index accounts increased $34.618 million since December 31, 2005, as management made a concerted effort to aggressively price this variable rate account. The growth in money market index accounts was offset by a decrease of $16.054 million in time deposits. The Company prices deposit rates to remain competitive within the market and to attract and retain customers.
Borrowings. Total borrowings increased $11.756 million or 10.09% since December 31, 2005. The Corporation offset the overall drop in deposits with Securities sold under repurchase agreements, which increased $12.077 million during the nine-month period.
Capital Resources. Total stockholders’ equity increased from $75.864 million at December 31, 2005 to $76.573 million at September 30, 2006. During the first nine months of 2006, the mark to market adjustment of securities increased accumulated other comprehensive income by $955 thousand and the repurchase of treasury stock decreased stockholders’ equity by $2.459 million.
The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 2006 the Corporation’s total risk-based capital ratio stood at 15.81%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 14.62% and 9.51%, respectively. Regulations established by the Federal Deposit Insurance Corporation Improvement Act require that for a bank to be considered well capitalized, it must have a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a Tier I leverage ratio of 5%.
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
The primary investing activities of the Company are originating loans and purchasing securities. During the first nine months of 2006, net cash from investing activities amounted to $16.40 million compared to $23.10 million used in investing activities for the same period in 2005. Purchase of securities available for sale amounted to $36.186 million in 2006 compared to $59.328 million in 2005.
Net changes in loans increased by $667 thousand during this year’s first nine-month period and increased $27.83 million over the same nine-month period in 2005. The smaller increase in net loan changes during 2006 compared to 2005 can be attributed to the local economic conditions and the rising interest rate environment.
The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used by financing activities amounted to $20.36 million for the first nine months of 2006 compared to $11.37 million provided by financing activities for the same period in 2005. Most of this change is a result of the net decrease in deposits. Deposits decreased $26.31 million for the nine-month period ended September 30, 2006 compared to a $4.85 million decrease for the same period in 2005.
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
The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using September 30, 2006 amounts as a base case, the Company’s change in net interest income would be within the board mandated limits.
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
The following table summarizes the treasury stock purchased by the issuer during the third quarter of 2006:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Program	the Program
July 1—31	13,019	$10.91	13,019	622,098
August 1—31	0		0	622,098
Sept.1—30	33,500	$10.75	33,500	588,598

TOTAL	46,519	$10.79	46,519	588,598

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
Dated: November 8, 2006
/s/ Frank L. Paden
Frank L. Paden
President and Secretary
Dated: November 8, 2006
/s/ Carl D. Culp
Carl D. Culp
Executive Vice President
and Treasurer