Form 10-K
period 2006-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2007-03-06
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $144.1 million based upon the last sales price as of June 30, 2006. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
As of February 28, 2007, the registrant had outstanding 13,037,255 shares of common stock having no par value.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of Form 10-K
into which

Document	Document is Incorporated
Portions of 2006 Annual Report to Shareholders	II

Definitive proxy statement for the 2006 Annual Meeting of Shareholders to be held on March 29, 2007	III

Form 10-K Cross Reference Index to Items Incorporated by Reference to the 2006 Annual Report to
Shareholders

Part I	Pages
Item 1 — Business
Average Balance Sheets/Yields/Rates	6
Rate and Volume Analysis	7
Securities	13-14
Loans	11
Loan Loss Experience	12-13
Deposits	14
Financial Ratios	5
Short-Term Borrowings	14, 28-29

Part II
Item 5
Market For Registrant’s Common Stock, Number of Holders of Common Stock and Dividends on Common Stock	4

Item 6
Selected Financial Data	5

Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-15

Item 7A
Quantitative and Qualitative Disclosures About Market Risk	10

Item 8
Financial Statements and Supplementary Data	19-34

Item 9A
Management’s Report on Internal Control Over Financial Reporting	16
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	17

Part IV
Item 15
Report of Crowe Chizek and Company LLC Independent Auditors	18
Financial Statements:
Consolidated Balance Sheets — December 31, 2006 and 2005	19
Consolidated Statements of Income & Comprehensive Income — Calendar Years 2006, 2005 and 2004	20
Consolidated Statement of Stockholders’ Equity Calendar Years 2006, 2005 and 2004	21
Consolidated Statements of Cash Flows Calendar Years 2006, 2005 and 2004	22
Notes to Consolidated Financial Statements	23-34

FARMERS NATIONAL BANC CORP.
FORM 10-K
2006
Certifications of Chief Executive Officer
Certifications of Chief Financial Officer
Section 1350 Certification (Chief Executive Officer)
Section 1350 Certification (Chief Financial Officer)
EX-13 Annual Report
EX-23.A Consent of Crowe Chizek and Company LLC
EX-31.A Certification of CEO
EX-31.B Certification of CFO
EX-32.A 906 Certification of CEO
EX-32.B 906 Certification of CFO

Part I
Item 1. Business General
The Corporation
The registrant, Farmers National Banc Corp. (herein sometimes referred to as the Corporation), is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The only subsidiary is The Farmers National Bank of Canfield (the Bank). The Corporation was formed in 1983 to acquire the shares of the Bank. The Corporation and its subsidiary operate in one industry, domestic banking.
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
The Corporation had 284 full-time equivalent employees at December 31, 2006.
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
Supervision and Regulation
The Corporation is regulated by the Federal Reserve Bank (the “FRB”). The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit

Item 1 (Continued)
Insurance Corporation (the “FDIC”). A listing of the minimum regulatory requirements for capital and the Corporation’s capital position as of December 31, 2006 are presented in Note J on page 30 of the annual report to shareholders for the year ended December 31, 2006 and is hereby incorporated by reference.
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
SARBANES-OXLEY ACT OF 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Section 302(a) of Sarbanes-Oxley requires the Corporation’s chief executive officer and chief financial officer to certify that the Corporation’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Corporation’s internal controls; they have made certain disclosures to the Corporation’s auditors and the audit committee of the Board of Directors about the Corporation’s internal controls; and they have included information in the Corporation’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.
Item 1A. Risk Factors
Changes in interest rates could adversely affect income and financial condition.
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
Changes in economic and political conditions could adversely affect the Corporation’s earnings.
Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession,

Item 1A (Continued)
unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.
Strong competition within the market the Bank operates could reduce our ability to attract and retain business.
In our market, we encounter significant competition from banks, savings and loan associations, credit unions, mortgage banks and other financial service companies. As a result of their size and ability to achieve economies of scale, some of our competitors offer a broader range of products and services than we can offer. Our ability to maintain our history of strong financial performance and return on investment to shareholders will depend in part on our continued ability to compete successfully in our market. Financial performance and return on investment to shareholders will also depend on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include securities dealers, brokers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.
Our business may be adversely affected by downturns in the local economy.
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
We are exposed to operational risk.
Similar to any large organization, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.
Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action.
Given the volume of transactions we process, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss of liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.

Item 1A (Continued)
Legislative or regulatory changes or actions, or significant litigation, could adversely impact us or the businesses in which we are engaged.
The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit our shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders.
Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. It is impossible to predict the ultimate form any proposed legislation might take or how it might affect us. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to our business and our shareholders.
We may be a defendant from time to time in the future in a variety of litigation and other actions, which could have a material adverse effect on our financial condition and results of operation.
We and our subsidiaries may be involved from time to time in the future in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.
We extend credit to a variety of customers based on internally set standards and judgment. We manage the credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Our credit standards and on-going process of credit assessment might not protect us from significant credit losses.
We take credit risk by virtue of making loans and leases, extending loan commitments and letters of credit and, to a lesser degree, purchasing non-governmental securities.
Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary, and to take proactive corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.
Item 1B. Unresolved Staff Comments
There are no matters of unresolved staff comments from the Commission staff.

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
Item 3. Legal Proceedings
In the ordinary course of business, Farmers National Bank was named a defendant in a lawsuit filed in September 2005, at which time, the Plaintiff alleges that the Bank is indebted to the Plaintiff for allowing the Plaintiff’s former agent to make withdrawals from the Plaintiff’s account. The Plaintiff is seeking damages in excess of $423,000 to be determined by a jury trial. While there is no way to determine the ultimate success of defense of the lawsuit at this time, the Bank is defending this matter vigorously.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2006.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
Purchases of equity securities by the issuer.
On June 13, 2006, The Corporation announced the adoption of a stock repurchase program that authorizes the re-purchase of up to 4.9% or approximately 635,117 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in June 2007. The following table summarizes the treasury stock purchased by the issuer during the fourth quarter of 2006:

			Total Number of	Maximum Number of
		Average	Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program
Oct. 1-31	47,519	$10.67	47,519	541,079
Nov. 1-30	28,000	10.69	28,000	513,079
Dec. 1-31	23,000	10.70	23,000	490,079
TOTAL	98,519	$10.68	98,519	490,079
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
During the fiscal years ended December 31, 2006 and December 31, 2005, there were no disagreements between the Corporation and Crowe Chizek and Company LLC (“Crowe Chizek”) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Chizek’s satisfaction, would have caused Crowe Chizek to make reference to the subject matter of the disagreement in connection with its reports on the Corporation’s consolidated financial statements for such periods.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, including this annual report on Form 10-K for the period ended December 31, 2006, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of

Item 9A (Continued)
Internal Control Over Financial Reporting on page 16 of our 2006 Annual Report to Shareholders, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to Directors is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders which will be held March 29, 2007. The proxy statement is incorporated by reference.
Executive Officers of the Registrant
The names, ages and positions of the executive officers as of March 1, 2007

Name	Age	Position Held
Frank L. Paden	56	President and Secretary
Carl D. Culp	43	Executive Vice President and Treasurer
Donald F. Lukas	60	Senior Vice President
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

Item 10 (Continued)
Compliance with Section 16(a) of the Securities Exchange Act
Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 29, 2007. The proxy statement is incorporated by reference.
Code of Ethics
See Exhibit 14.
Nominating Committee
Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 29, 2007. The proxy statement is incorporated by reference.
Identification of the Audit Committee
Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 29, 2007. The proxy statement is incorporated by reference.
Audit Committee Financial Expert
The Board believes that Earl R. Scott and James R. Fisher qualify as “Audit Committee Financial Experts” as that term is defined by applicable SEC rules. In addition, the Board believes that Earl R. Scott and James R. Fisher are “independent” as that term is defined by applicable SEC rules.
Item 11. Executive Compensation
Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 29, 2007. The proxy statement is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

	Number of secu-	Weighted-
	rities to be issued	average exercise	Number of securities remaining
	upon exercise of	price of out-	available for future issuance under
	outstanding op-	standing options,	equity compensation plans (ex-
	tions, warrants	warrants and	cluding securities reflected in col-
	and rights	rights	umn (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	48,000	$11/share	325,400
Information regarding the equity (stock-based) compensation plan is set forth in the registrant’s annual report in Notes A and I in the Notes to Consolidated Financial Statements. This portion of the annual report is incorporated by reference.

Item 12 (Continued)
Security Ownership of Management
Information relating to this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 29, 2007. The proxy statement is incorporated by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 29, 2007. The proxy statement is incorporated by reference.
Item 14. Principal Accountant Fees and Services
Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 29, 2007. The proxy statement is incorporated by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a)1. Financial Statements
Item 8., Financial Statements and Supplementary Data is set forth in the registrant’s 2006 Annual Report to Shareholders and is incorporated by reference in Part II of this report.
     (a)2. Financial Statement Schedules
No financial statement schedules are presented because they are not applicable.
     (a)3. Exhibits
The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page 12 hereof and is incorporated herein by reference. No financial statement schedules are presented because they are not applicable.
     (b) Exhibits
The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page 12 hereof and is incorporated herein by reference.
     (c) Financial Statement Schedules
No financial statement schedules are presented under this section because none are applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.	Farmers National Banc Corp.

/s/ Frank L. Paden Frank L. Paden	/s/ Carl D. Culp Carl D. Culp
President and Secretary	Executive Vice President and Treasurer
March 6, 2007	March 6, 2007

/s/ Benjamin R. Brown Benjamin R. Brown	Director	March 6, 2007

/s/ Anne Frederick Crawford Anne Frederick Crawford	Director	March 6, 2007

/s/ James R. Fisher James R. Fisher	Director	March 6, 2007

/s/ Joseph D. Lane Joseph D. Lane	Director	March 6, 2007

/s/ Ralph D. Macali Ralph D. Macali	Director	March 6, 2007

/s/ Earl R. Scott Earl R. Scott	Director	March 6, 2007

/s/ Frank L. Paden Frank L. Paden	President and Director	March 6, 2007

/s/ Ronald V. Wertz Ronald V. Wertz	Director	March 6, 2007

INDEX TO EXHIBITS
The following exhibits are filed or incorporated by reference as part of this report:
2.	Not applicable.

3(i).	The Articles of Incorporation, including amendments thereto for the Registrant. Incorporated by reference to Exhibit 4.1 to Farmers National Banc Corp’s Form S-3 Registration Statement dated October 3, 2001 (File No. 0-12055).

3(ii).	The Code of Regulations, including amendments thereto for the Registrant. Incorporated by reference to Exhibit 4.2 to Farmers National Banc Corp’s Form S-3 Registration State- ment dated October 3, 2001 (File No. 0-12055).

4.	Incorporated by reference to initial filing.

9.	Not applicable.

10.	Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 29, 2007. The proxy statement is incorporated by reference.

11.	Refer to Note N in the annual report incorporated by reference.

12.	Not applicable.

13.	Annual Report to security holders.

14.	The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer and complies with the criteria provided in SEC rules. The Code of Ethics is available by calling Corporate Services at 330-533-3341.

16.	Not applicable.

18.	Not applicable.

21.	Farmers National Bank, Canfield, Ohio.

22.	Not applicable.

23a. Consent of Crowe Chizek and Company LLC

24.	Not applicable.

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	1350 Certification of Chief Executive Officer (Filed herewith)

32.b	1350 Certification of Chief Financial Officer (Filed herewith)

33.	Not applicable

34.	Not applicable

35.	Not applicable
Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.