Form 10-Q
period 2007-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2007-05-09
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the Quarter ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common Stock, No Par Value	13,067,182 shares

		Page Number
PART I — FINANCIAL INFORMATION

Item 1	Financial Statements

	Included in Part I of this report:

	Farmers National Banc Corp. and Subsidiary

	Consolidated Balance Sheets	1

	Consolidates Statements of Income and Comprehensive Income	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Unaudited Consolidated Financial Statements	4-7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4	Controls and Procedures	13

PART II — OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	15

SIGNATURES		16

10-Q Certifications		17-18

Section 906 Certifications		19-20
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$26,664	$24,447
Federal funds sold	106	9,591

TOTAL CASH AND CASH EQUIVALENTS	26,770	34,038

Securities available for sale	245,894	255,799

Loans	507,088	508,188
Less allowance for loan losses	5,556	5,594

NET LOANS	501,532	502,594

Premises and equipment, net	14,593	14,744
Other assets	14,491	14,409

TOTAL ASSETS	$803,280	$821,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$59,056	$66,003
Interest-bearing	537,912	553,744

TOTAL DEPOSITS	596,968	619,747

Short-term borrowings	79,171	77,792
Long-term borrowings	46,725	41,601
Other liabilities	4,294	6,221

TOTAL LIABILITIES	727,158	745,361

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 14,654,727 in 2007 and 14,567,280 in 2006	89,288	88,366
Retained earnings	9,340	9,617
Accumulated other comprehensive income (loss)	(1,187)	(1,345)
Treasury stock, at cost; 1,580,045 shares in 2007 and 1,494,525 in 2006	(21,319)	(20,415)

TOTAL STOCKHOLDERS’ EQUITY	76,122	76,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$803,280	$821,584

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31,	March 31,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,365	$8,023
Taxable securities	1,852	1,874
Tax exempt securities	682	587
Dividends	144	110
Federal funds sold	28	42

TOTAL INTEREST AND DIVIDEND INCOME	11,071	10,636

INTEREST EXPENSE
Deposits	4,129	3,428
Short-term borrowings	647	523
Long-term borrowings	578	531

TOTAL INTEREST EXPENSE	5,354	4,482

NET INTEREST INCOME	5,717	6,154
Provision for loan losses	60	110

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,657	6,044

NONINTEREST INCOME
Service charges on deposit accounts	680	683
Security gains	552	257
Other operating income	365	353

TOTAL NONINTEREST INCOME	1,597	1,293

NONINTEREST EXPENSES
Salaries and employee benefits	2,938	2,792
Occupancy and equipment	677	646
State and local taxes	227	225
Professional fees	147	127
Loan expenses	77	95
Other operating expenses	1,052	878

TOTAL NONINTEREST EXPENSES	5,118	4,763

INCOME BEFORE INCOME TAXES	2,136	2,574
INCOME TAXES	327	612

NET INCOME	$1,809	$1,962

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	158	(4)

COMPREHENSIVE INCOME	$1,967	$1,958

NET INCOME PER SHARE-basic and diluted	$0.14	$0.15

DIVIDENDS PER SHARE	$0.16	$0.16

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	Three Months Ended
	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,809	$1,962
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	60	110
Depreciation and amortization	321	270
Net amortization of securities	109	215
Security gains	(552)	(257)
Federal Home Loan Bank dividends	0	(56)
Net change in other assets and liabilities	(2,203)	622

NET CASH FROM OPERATING ACTIVITIES	(456)	2,866

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	12,409	11,847
Proceeds from sales of securities available for sale	2,710	1,696
Purchases of securities available for sale	(4,529)	(787)
Loan originations and payments, net	1,002	327
Additions to premises and equipment	(60)	(33)

NET CASH FROM INVESTING ACTIVITIES	11,532	13,050

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(22,779)	(11,605)
Net change in short-term borrowings	1,379	(3,360)
Proceeds from Federal Home Loan Bank borrowings and other debt	10,000	10,000
Repayment of Federal Home Loan Bank borrowings and other debt	(4,876)	(1,313)
Repurchase of common stock	(904)	(1,578)
Cash dividends paid	(2,086)	(2,037)
Proceeds from dividend reinvestment	922	992

NET CASH FROM FINANCING ACTIVITIES	(18,344)	(8,901)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,268)	7,015

Beginning cash and cash equivalents	34,038	31,614

Ending cash and cash equivalents	$26,770	$38,629

Supplemental cash flow information:
Interest paid	$5,556	$4,245
See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation:
The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, The Farmers National Bank of Canfield. All significant intercompany balances and transactions have been eliminated.
Basis of Presentation:
The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report to Shareholders included in the Company’s 2006 Annual Report on Form 10-K. The interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.
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

Securities:
Securities available for sale at March 31, 2007 and December 31, 2006 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
(In Thousands of Dollars)	Fair Value	Gains	Losses

March 31, 2007
U.S. Treasury and U.S. Government sponsored enterprises	$73,056	$123	$(669)
Mortgage-backed securities	97,790	66	(2,286)
Obligations of states and political subdivisions	70,090	322	(439)

Total debt securities	240,936	511	(3,394)
Equity securities	4,958	1,056	0

TOTALS	$245,894	$1,567	$(3,394)

		Gross	Gross
		Unrealized	Unrealized
(In Thousands of Dollars)	Fair Value	Gains	Losses

December 31, 2006
U.S. Treasury and U.S. Government sponsored enterprises	$75,931	$105	$(843)
Corporate debt securities	1,000	0	(1)
Mortgage-backed securities	102,586	72	(2,610)
Obligations of states and political subdivisions	68,967	296	(345)

Total debt securities	248,484	473	(3,799)
Equity securities	7,315	1,257	0

TOTALS	$255,799	$1,730	$(3,799)

Unrealized losses on debt securities issued by the U.S. Treasury, U.S. Government agencies, or U.S. Government sponsored enterprises and obligations of state and political subdivisions have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date. Unrealized losses on mortgage-backed securities have not been recognized into income because these securities are backed by performing assets, timely repayment of principal and interest on these securities is guaranteed by the issuer, and because management has the intent and ability to hold these securities for the foreseeable future. The fair value of these securities is expected to recover as principal payments are received.

Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended
	March 31,
(In Thousands, except Per Share Data)	2007	2006
Basic EPS computation
Numerator — Net income	$1,809	$1,962
Denominator — Weighted average shares outstanding	13,048,716	12,985,336
Basic earnings per share	$.14	$.15

Diluted EPS computation
Numerator — Net income	$1,809	$1,962
Denominator — Weighted average shares outstanding for basic earnings per share	13,048,716	12,985,336
Effect of Stock Options	0	4,125

Weighted averages shares for diluted earnings per share	13,048,716	12,989,461

Diluted earnings per share	$.14	$.15

For the quarter ended March 31, 2007, 48,000 shares were not considered in the dilutive earnings per share calculation because they were not dilutive.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of the change in unrealized gains and losses on securities available for sale, net of reclassification for gains recognized in income.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 did not have a material effect on the financial statements.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard on January 1, 2008 will have a material impact on the Corporation’s financial statements.

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

Results of Operations
Comparison of selected financial ratios and other results for the three-month period ending March 31, 2007:

	Three months ended
	March 31,
(In Thousands, except Per Share Data)	2007	2006
Total Assets	$803,280	$820,965
Net Income	$1,809	$1,962
Basic and Diluted Earnings Per Share	$.14	$.15
Return on Average Assets (Annualized)	.91%	.97%
Return on Average Equity (Annualized)	9.70%	10.46%
Efficiency Ratio (Year-to-date)	75.69%	66.24%
Capital to Asset Ratio	9.48%	9.16%
Dividends to Net Income (Year-to-date)	115.31%	105.56%
Loans to Assets	63.13%	62.27%
Net Loans to Deposits	84.01%	81.62%
Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)

EARNING ASSETS
Loans (3) (4) (5)	$504,433	$8,454	6.80%	$510,146	$8,105	6.44%
Taxable securities	178,476	1,852	4.21	191,450	1,875	3.97
Tax-exempt securities (5)	69,983	1,026	5.95	59,396	883	6.03
Equity Securities (2) (5)	10,315	164	6.45	12,252	122	4.04
Federal funds sold	2,117	28	5.36	3,784	42	4.50

Total earning assets	765,324	11,524	6.11	777,028	11,027	5.76

NONEARNING ASSETS

Cash and due from banks	22,416			25,488
Premises and equipment	14,710			15,067
Allowance for Loan Losses	(5,585)			(5,871)
Other assets (3)	9,370			8,216

Total Assets	$806,235			$819,928

INTEREST-BEARING LIABILITIES

Time deposits	$273,082	$3,075	4.57%	$286,107	$2,641	3.74%
Savings deposits	175,259	915	2.12	154,262	519	1.36
Demand deposits	97,961	139	0.58	124,333	268	0.87
Repurchase agreements	70,112	625	3.62	68,700	507	2.99
Borrowings	50,089	600	4.86	48,827	547	4.54

Total Interest-Bearing Liabilities	666,503	5,354	3.26	682,229	4,482	2.66

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	58,919			56,567
Other Liabilities	5,191			5,084
Stockholders’ equity	75,622			76,048

Total Liabilities and Stockholders’ Equity	$806,235			$819,928

Net interest income and interest rate spread		$6,170	2.85%		$6,545	3.10%

Net interest margin			3.27%			3.42%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Interest on loans includes fee income of $404 and $423 for 2007 and 2006 respectively.

(5)	For 2007, adjustments of $89 thousand, $344 thousand, and $20 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. For 2006, adjustments of $88 thousand, $316 thousand, and $12 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Taxable equivalent net interest income. Taxable equivalent net interest income for the first three months ended March 31, 2007 totaled $6.171 million, a decrease of $374 thousand or 5.71% compared to the quarter ended March 31, 2006. Although the yield on earning assets increased by 35 basis points over the past 12 months, this benefit was offset by a 60 basis point increase in the cost of interest-bearing liabilities. The decline in the net interest margin and net interest income continues to be affected by the shape of the yield curve and aggressive competitive pricing in our market areas, which has caused the yield on average earning assets to lag behind the increasing cost of interest-bearing liabilities. Average savings deposits increased by $21.00 million or 13.61% over the prior year three month period which helped drive up interest expense on savings deposits by $396 thousand. The interest expense related to time deposits and repurchase agreements increased 17.47% over the prior year comparable quarter which is consistent with the market increase in short-term interest rates.
Noninterest Income. Total noninterest income for the three month period ended March 31, 2007 increased by $304 thousand or 23.51% compared to the same period in 2006. This increase is mainly due to a $295 thousand increase in gains on the sale of investment securities.
Noninterest Expense. Noninterest expense was $5.12 million for the first three months of 2007 compared to $4.76 million for the same period in 2006. This amounts to an increase of 7.56%. Most of this increase is the result of a $146 thousand increase in salaries and employee benefits mainly attributable to higher health insurance costs.
The efficiency ratio increased to 75.69% for the first three months of 2007 compared to 66.24% for the first three months of 2006. The efficiency ratio was adversely impacted by the $437 thousand decline in net interest income. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor the efficiency ratio.
Income Taxes. Income tax expense totaled $327 thousand for the first three months of 2007 and $612 thousand for the first three months of 2006, a decrease of $285 thousand or 46.57%. The effective tax rate for the first three months of 2007 was 15.31% compared to 23.78% for the same time in 2006. The current period’s expense was impacted favorably by an adjustment to the income tax liability. This decrease along with the Corporation’s increased purchases of tax-exempt municipal securities and a decrease in pretax income resulted in the lower tax rate.
Other Comprehensive Income. For the first three months of 2007, the change in net unrealized gains on securities, net of reclassifications, resulted in a gain of $158 thousand compared to a loss of $4 thousand for the same period in 2006. The change was due to debt and equity market recoveries after several interest rate increases.
Financial Condition
Total assets decreased $18.304 million or 2.23% since December 31, 2006, as the Corporation also saw a decline in deposit balances. Capital ratios remain solid, as shown by the ratio of equity to total assets at March 31, 2007 of 9.48%.
Securities. Securities available for sale decreased $9.91 million. Matured securities were used to partially fund the decrease of $22.779 million in deposits. The Corporation sold $2.7 million in market value of FNMA preferred stock, resulting in a gain of $552 thousand. In addition, there was a $242 thousand increase in the net unrealized gains (losses) on securities.
Loans. Gross loans decreased slightly since December 31, 2006. Commercial Real Estate loans grew $3.775 million or 2.09% since December 31, 2006. The growth in commercial real estate loans offset the decline in balance in indirect installment loans, which decreased $3.336 million or 3.28%.

Commercial Real Estate loans have grown as the Corporation has used a combination of experienced personnel and marketing strategies to build this section of the portfolio as the local economy continues to recover. Loans contributed 75.56% of total interest income for the three months ended March 31, 2007 and 75.43% for the three months ended March 31, 2006.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06
Nonperforming loans	$2,458	$1,722	$1,853	$1,884	$2,609
Nonperforming loans as a % of total loans	.48%	.34%	.36%	.37%	.51%
Allowance for loan losses	$5,556	$5,594	$5,845	$5,848	$5,870
Allowance for loan losses as a % of loans	1.10%	1.10%	1.14%	1.15%	1.15%
Allowance for loan losses as a % of nonperforming loans	226.04%	324.85%	315.39%	310.33%	224.99%
The allowance for loan losses as a percentage of loans at March 31, 2007 equaled the December 31, 2006 amount of 1.10%. The provision for loan losses for the first three months of 2007 and 2006 was $60 thousand and $110 thousand, respectively. Net charge-offs totaled $98 thousand for the first three months of 2007 down from $100 thousand for the first three months of 2006. The provision closely tracks net charge-offs. During 2007 approximately 73% of gross charge-offs have occurred in the indirect loan portfolio compared to 83% in 2006. Non-performing loans to total loans have increased from .34% as of December 31, 2006 to .48% as of March 31, 2007. The ratio of the allowance for loan losses (ALLL) to non-performing loans is 226%.
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
Deposits. Total deposits decreased $22.779 million since December 31, 2006. Balances in the Corporation’s time deposits decreased $13.091 million or 4.67% between December 31, 2006 and March 31, 2007. Money market accounts decreased $1.797 million since December 31, 2006. The Company prices deposit rates to remain competitive within the market and to retain customers.
Borrowings. Total borrowings increased $6.503 million or 5.45% since December 31, 2006. The Corporation offset the drop in deposits with an increase in securities sold under repurchase agreements, which grew $8.761 million during the three-month period.
Capital Resources. Total stockholders’ equity decreased slightly from $76.223 million at December 31, 2006 to $76.122 million at March 31, 2007. During the first three months of 2007, the mark to market adjustment of securities increased accumulated other comprehensive income by $158 thousand and the repurchase of treasury stock decreased stockholders’ equity by $904 thousand.

The capital management function is a regular process which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 2007 the Corporation’s total risk-based capital ratio stood at 15.96%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 14.81% and 9.56%, respectively. Management believes, as of March 31, 2007, that the Corporation and Bank meet all capital adequacy requirements to which they are subject.
Critical Accounting Policies
The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in Farmers National Banc Corp.’s 2006 Annual Report to Shareholders included in Farmers National Banc Corp.’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand our financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2006 consolidated financial statements, Note A (Summary of Significant Accounting Policies), Note B (Securities), Note C (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.
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
The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2007, net cash from investing activities amounted to $11.532 million compared to $13.050 million provided in investing activities for the same period in 2006. Purchase of securities available for sale amounted to $4.529 million in 2007 compared to $787 thousand in 2006. Net changes in loans decreased by $1.002 million during this year’s first three-month period and decreased $327 thousand over the same three-month period in 2006. The decreases in net loans during 2007 compared to 2006 can be attributed to the local economic conditions and the interest rate environment.
The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used by financing activities amounted to $18.344 million for the first three months of 2007 compared to $8.901 million used by financing activities for the same period in 2006. Most of this change is a result of the net decrease in deposits. Deposits decreased $22.779 million for the three-month period ended March 31, 2007 compared to a $11.605 million decrease for the same period in 2006.

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
The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using March 31, 2007 amounts as a base case, the Company’s change in net interest income would be within the board mandated limits.
The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2006. There has been no material change in the disclosure regarding market risk due to the stability of the balance sheet.

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
For information regarding factors that could affect the Corporation’s results of operations, financial condition and liquidity, see the risk factors discussion provided under Part 1, Item 1A on Form 10-K for the fiscal year ended December 31, 2006. See also, “Forward-Looking Statements” included in Part 1, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes in risk factors since December 31, 2006.

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
The following table summarizes the treasury stock purchased by the issuer during the first quarter of 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Program	the Program
January 1-31	9,020	$10.70	9,020	481,059
February 1-28	26,500	$10.59	26,500	454,559
March 1-31	50,000	$10.54	50,000	404,559
TOTAL	85,520	$10.57	85,520	404,559

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
(a) Farmers National Banc Corp’s annual meeting of shareholders was held on March 29, 2007.
(b & c) Proxies were solicited by Farmers National Banc Corp’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. Elected to serve as director for a three year term were the Board of Director’s nominees:

Elected Director	Votes For	Votes Against
Ralph D. Macali	9,165,673	103,393
Frank L. Paden	8,796,072	352,640
Earl R. Scott	8,959,180	193,796

Continuing Director	Term Expiring
Benjamin R. Brown	March 2009
Anne F. Crawford	March 2009
James R. Fisher	March 2009
Joseph D. Lane	March 2008
Ronald V. Wertz	March 2008

Item 5.	Other Information
Not applicable.

Item 6. Exhibits
(a) The following exhibits are filed or incorporated by reference as part of this report:
2.	Not applicable.
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
Dated: May 9, 2007
/s/ Frank L. Paden
Frank L. Paden
President and Secretary
Dated: May 9, 2007
/s/ Carl D. Culp
Carl D. Culp
Executive Vice President and Treasurer