Form 10-Q
period 2007-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2007-08-08
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, No Par Value	13,009,147 shares

PART I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	June 30,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$20,454	$24,447
Federal funds sold	1,030	9,591

TOTAL CASH AND CASH EQUIVALENTS	21,484	34,038

Securities available for sale	237,959	255,799

Loans	512,226	508,188
Less allowance for loan losses	5,593	5,594

NET LOANS	506,633	502,594

Premises and equipment, net	14,632	14,744
Other assets	15,148	14,409

TOTAL ASSETS	$795,856	$821,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$61,486	$66,003
Interest-bearing	526,840	553,744

TOTAL DEPOSITS	588,326	619,747

Short-term borrowings	73,525	77,792
Long-term borrowings	55,766	41,601
Other liabilities	4,497	6,221

TOTAL LIABILITIES	722,114	745,361

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 14,736,615 in 2007 and 14,567,280 in 2006	90,149	88,366
Retained earnings	8,777	9,617
Accumulated other comprehensive income (loss)	(2,714)	(1,345)
Treasury stock, at cost; 1,690,968 shares in 2007 and 1,494,525 in 2006	(22,470)	(20,415)

TOTAL STOCKHOLDERS’ EQUITY	73,742	76,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$795,856	$821,584

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,665	$8,197	$17,030	$16,220
Taxable securities	1,774	1,884	3,626	3,758
Tax exempt securities	682	612	1,364	1,199
Dividends	141	168	285	278
Federal funds sold	70	165	98	207

TOTAL INTEREST AND DIVIDEND INCOME	11,332	11,026	22,403	21,662

INTEREST EXPENSE
Deposits	4,060	3,791	8,189	7,219
Short-term borrowings	706	668	1,353	1,191
Long-term borrowings	592	528	1,170	1,059

TOTAL INTEREST EXPENSE	5,358	4,987	10,712	9,469

NET INTEREST INCOME	5,974	6,039	11,691	12,193
Provision for loan losses	55	60	115	170

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,919	5,979	11,576	12,023

NONINTEREST INCOME
Service charges on deposit accounts	721	759	1,401	1,442
Security gains	0	138	552	395
Other operating income	419	434	784	787

TOTAL NONINTEREST INCOME	1,140	1,331	2,737	2,624

NONINTEREST EXPENSES
Salaries and employee benefits	3,049	2,875	5,987	5,667
Occupancy and equipment	651	595	1,328	1,241
State and local taxes	226	225	453	450
Professional fees	146	113	293	260
Loan expenses	100	104	177	199
Other operating expenses	999	977	2,051	1,835

TOTAL NONINTEREST EXPENSES	5,171	4,889	10,289	9,652

INCOME BEFORE INCOME TAXES	1,888	2,421	4,024	4,995
INCOME TAXES	368	533	695	1,145

NET INCOME	$1,520	$1,888	$3,329	$3,850

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	(1,527)	(2,165)	(1,369)	(2,169)

COMPREHENSIVE INCOME (LOSS)	($7)	($277)	$1,960	$1,681

NET INCOME PER SHARE — basic and diluted	$0.12	$0.15	$0.26	$0.30

DIVIDENDS PER SHARE	$0.16	$0.16	$0.32	$0.32

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	Six Months Ended
	June 30,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,329	$3,850
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	115	170
Depreciation and amortization	537	514
Net amortization of securities	198	641
Security gains	(552)	(395)
Federal Home Loan Bank dividends	0	(117)
Net change in other assets and liabilities	(1,849)	540

NET CASH FROM OPERATING ACTIVITIES	1,778	5,203

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	20,436	24,840
Proceeds from sales of securities available for sale	2,712	8,459
Purchases of securities available for sale	(7,060)	(27,234)
Loan originations and payments, net	(4,154)	556)
Additions to premises and equipment	(302)	(273)

NET CASH FROM INVESTING ACTIVITIES	11,632	6,348

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(31,421)	(12,205)
Net change in short-term borrowings	(4,267)	1,094
Proceeds from Federal Home Loan Bank borrowings and other debt	20,000	10,000
Repayment of Federal Home Loan Bank borrowings and other debt	(5,835)	(3,646)
Repurchase of common stock	(2,055)	(1,957)
Cash dividends paid	(4,169)	(4,096)
Proceeds from dividend reinvestment	1,783	1,897

NET CASH FROM FINANCING ACTIVITIES	(25,964)	(8,913)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,554)	2,638

Beginning cash and cash equivalents	34,038	31,614

Ending cash and cash equivalents	$21,484	$34,252

Supplemental cash flow information:
Interest paid	($10,865)	($8,990)
Income taxes paid	(310)	(1,085)
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

Securities:
Securities available for sale at June 30, 2007 and December 31, 2006 are summarized as follows:

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
June 30, 2007	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government sponsored enterprises	$71,747	$15	$(820)
Mortgage-backed securities	92,880	50	(2,836)
Obligations of states and political subdivisions	68,416	33	(1,630)

Total debt securities	233,043	98	(5,286)
Equity securities	4,916	1,013	0

TOTALS	$237,959	$1,111	$(5,286)

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
December 31, 2006	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government sponsored enterprises	$75,931	$105	$(843)
Corporate debt securities	1,000	0	(1)
Mortgage-backed securities	102,586	72	(2,610)
Obligations of states and political subdivisions	68,967	296	(345)

Total debt securities	248,484	473	(3,799)
Equity securities	7,315	1,257	0

TOTALS	$255,799	$1,730	$(3,799)

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

Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Six months ended
(Dollars in Thousands, except	June 30,		June 30,
Per Share Data)	2007	2006	2007	2006
Basic EPS computation
Numerator – Net income	$1,520	$1,888	$3,329	$3,850
Denominator – Weighted average shares outstanding	13,039,436	12,974,678	13,044,026	12,979,980
Basic earnings per share	$.12	$.15	$.26	$.30

Diluted EPS computation
Numerator – Net income	$1,520	$1,888	$3,329	$3,850
Denominator – Weighted average shares outstanding for basic earnings per share	13,039,436	12,974,678	13,044,026	12,979,980
Effect of Stock Options	0	219	0	3,967

Weighted averages shares for diluted earnings per share	13,039,436	12,974,897	13,044,026	12,983,947

Diluted earnings per share	$.12	$.15	$.26	$.30

For the three-month and six-month periods ended June 30, 2007, 48,000 potential common shares were not considered in the dilutive earnings per share calculation because they were not dilutive.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of the change in unrealized gains and losses on securities available for sale, net of reclassification for gains recognized in income.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2007.
In September 2006, the FASB EITF finalized Issue No. 06-5, Accounting for Purchases of Life
Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). EITF Issue No. 06-5 requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, EITF Issue No. 06-5 discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. EITF Issue No. 06-5 was effective January 1, 2007 and the adoption of this standard did not have a material impact on the financial statements.
Newly Issued But Not Yet Effective Accounting Standards
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
Results of Operations
Overview:
Comparison of selected financial ratios and other results for the three-month and six-month periods ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in Thousands, except Per Share Data)	2007	2006	2007	2006
Total Assets	$795,856	$820,206	$795,856	$820,206
Net Income	$1,520	$1,888	$3,329	$3,850
Basic and Diluted Earnings per share	$.12	$.15	$.26	$.30
Return on Average Assets (annualized)	.76%	.92%	.83%	.94%
Return on Average Equity (annualized)	8.12%	10.22%	8.91%	10.33%
Efficiency Ratio (tax equivalent basis)	68.40%	63.58%	69.64%	63.10%
Capital to Asset Ratio	9.27%	8.94%	9.27%	8.94%
Dividends to Net Income	137.04%	109.85%	125.23%	107.66%
Loans to Assets	64.36%	62.26%	64.36%	62.26%
Net Loans to Deposits	86.11%	81.60%	86.11%	81.60%
The Corporation’s earnings performance in the second quarter remains slightly below projections for 2007. Earlier this year, some strategic decisions were made to monitor growth and net margin issues relative to performance. Given the modest loan demand and the keen competition for time deposits, efforts have been concentrated to better manage the margin rather than grow the balance sheet in the current interest rate environment. Taking into consideration that there was a slight movement in the shape of the yield curve and internal pricing adjustments on our deposit products, the Corporation has seen favorable movement in the net interest margin during the past ninety days. In addition, the Corporation is focused on improving operating processes to be more efficient in order to improve the non-interest income stream and control non-interest expenses.
Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)

EARNING ASSETS
Loans (3) (4) (5)	$506,202	$8,755	6.94%	$507,840	$8,293	6.55%
Taxable securities	171,710	1,774	4.14	190,622	1,884	3.96
Tax-exempt securities (5)	69,944	1,016	5.83	61,319	942	6.16
Equity Securities (2) (5)	9,046	163	7.23	11,058	201	7.29
Federal funds sold	5,330	70	5.27	13,471	165	4.91
Total earning assets	762,232	11,778	6.20	784,310	11,485	5.87

NONEARNING ASSETS

Cash and due from banks	22,035			24,941
Premises and equipment	14,667			14,914
Allowance for Loan Losses	(5,596)			(5,890)
Other assets (3)	9,516			7,695

Total Assets	$802,853			$825,970

INTEREST-BEARING LIABILITIES

Time deposits	$266,744	$3,102	4.66%	$277,883	$2,807	4.05%
Savings deposits	168,075	815	1.94	167,353	754	1.81
Demand deposits	98,325	143	0.58	115,963	230	0.80
Repurchase agreements	78,714	698	3.56	80,464	661	3.29
Borrowings	51,036	600	4.72	47,138	536	4.56

Total Interest-Bearing Liabilities	662,894	5,358	3.24	688,801	4,988	2.90

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	59,192			57,719
Other Liabilities	5,649			5,359
Stockholders’ equity	75,118			74,091

Total Liabilities and Stockholders’ Equity	$802,853			$825,970

Net interest income and interest rate spread		$6,420	2.96%		$6,497	2.97%

Net interest margin			3.38%			3.32%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Interest on loans includes fee income of $463 and $420 for 2007 and 2006 respectively.

(5)	For 2007, adjustments of $89 thousand, $335 thousand, and $21 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. For 2006, adjustments of $84 thousand, $288 thousand, and $33 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)

EARNING ASSETS
Loans (3) (4) (5)	$505,321	$17,209	6.87%	$508,985	$16,404	6.50%
Taxable securities	174,854	3,626	4.18	190,977	3,758	3.97
Tax-exempt securities (5)	69,962	2,042	5.89	60,367	1,845	6.16
Equity Securities (2) (5)	9,677	327	6.81	11,712	323	5.56
Federal funds sold	3,737	98	5.29	8,658	207	4.82

Total earning assets	763,551	23,302	6.15	780,699	22,537	5.82

NONEARNING ASSETS

Cash and due from banks	22,224			25,206
Premises and equipment	14,689			14,990
Allowance for Loan Losses	(5,590)			(5,887)
Other assets (3)	9,615			7,954

Total Assets	$804,489			$822,962

INTEREST-BEARING LIABILITIES

Time deposits	$269,902	$6,177	4.62%	$281,977	$5,448	3.90%
Savings deposits	171,643	1,730	2.03	160,844	1,273	1.60
Demand deposits	98,140	282	0.58	120,121	498	0.84
Repurchase agreements	74,443	1,323	3.58	74,626	1,168	3.16
Borrowings	50,570	1,200	4.79	47,977	1,083	4.55

Total Interest-Bearing Liabilities	664,698	10,712	3.25	685,545	9,470	2.79

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	58,929			57,003
Other Liabilities	5,486			5,247
Stockholders’ equity	75,376			75,167

Total Liabilities and Stockholders’ Equity	$804,489			$822,962

Net interest income and interest rate spread		$12,590	2.90%		$13,067	3.03%

Net interest margin			3.33%			3.38%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Interest on loans includes fee income of $867 and $843 for 2007 and 2006 respectively.

(5)	For 2007, adjustments of $178 thousand, $679 thousand, and $41 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. For 2006, adjustments of $172 thousand, $604 thousand, and $45 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Taxable equivalent net interest income. Taxable equivalent net interest income for the first six-months ended June 30, 2007 totaled $12.59 million, a decrease of $477 thousand or 3.65% compared to the first six-months of 2006. Although the yield on earning assets increased by 33 basis points over the past 12 months, this benefit was offset by a 46 basis point increase in the cost of interest-bearing liabilities. The decline in the net interest margin and net interest income continues to be affected by the shape of the yield curve and aggressive competitive pricing in our market areas, which has caused the yield on average earning assets to lag behind the increasing cost of interest-bearing liabilities. Average savings deposits increased by $10.80 million or 6.71% over the prior year six month period, which along with the increased interest rate paid on deposits, helped drive up interest expense on savings deposits by $457 thousand. The interest expense related to time deposits and repurchase agreements increased 13.38% over the prior year comparable period, which is consistent with the market increase in short-term interest rates.
Taxable equivalent net interest income for the quarter ended June 30, 2007 totaled $6.42 million, a slight decrease of $77 thousand or 1.19% compared to the quarter ended June 30, 2006. The increase in interest expense is attributable to the 34 basis point increase in the cost of interest-bearing liabilities. Average interest-bearing demand deposits decreased by $17.64 million or 15.21% over the prior year comparable quarter which helped lower interest expense on demand deposits by $87 thousand.
Noninterest Income. Total noninterest income for the six-month period ended June 30, 2007 increased by $113 thousand or 4.31% compared to the same period in 2006. This increase is due to a $157 thousand increase in gains on the sale of investment securities.
Total noninterest income for the quarter ended June 30, 2007 decreased by $191 thousand from the prior year comparable quarter. This decrease is mainly due to a $138 thousand decrease in gains on the sale of investment securities.
Noninterest Expense. Noninterest expense was $10.29 million for the first six months of 2007 compared to $9.65 million for the same period in 2006. This amounts to an increase of 6.60%. Most of this increase is the result of a $320 thousand increase in salaries and employee benefits mainly attributable to higher health insurance costs.
Noninterest expense was $5.17 million for the quarter ended June 30, 2007 compared to $4.89 million for the same quarter in 2006. Again, this increase is due to the $174 thousand increase in salaries and employee benefits which can be attributed to higher health insurance costs.
The efficiency ratio increased to 69.64% for the first six months of 2007 compared to 63.10% for the first six months of 2006. The efficiency ratio was adversely impacted by the $502 thousand decline in net interest income. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor the efficiency ratio.
Income Taxes. Income tax expense totaled $695 thousand for the first six months of 2007 and $1.15 million for the first six months of 2006, a decrease of $450 thousand or 39.30%. The effective tax rate for the first six months of 2007 was 17.27% compared to 22.92% for the same time in 2006. Income tax expense totaled $368 thousand for the quarter ended June 30, 2007 and $533 thousand for the quarter ended June 30, 2006, a decrease of 30.96%. The current periods’ expense was impacted by the Corporation’s increased purchases of tax-exempt municipal securities and a decrease in pretax income resulted in the lower tax rate.

Other Comprehensive Income. For the first six months of 2007, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized loss of $1.37 million compared to an unrealized loss of $2.17 million for the same period in 2006. The second quarter also had an unrealized loss of $1.53 million compared to an unrealized loss of $2.17 million for the same quarter in 2006. The fair value of these securities is expected to recover as principal payments are received and they approach their maturity date. Management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates.
Financial Condition
Total assets decreased $25.73 million or 3.13% since December 31, 2006, as the Corporation also saw a decline in deposit balances. Capital ratios remain solid, as shown by the ratio of equity to total assets at June 30, 2007 of 9.27%.
Securities. Securities available for sale decreased $17.84 million. Matured securities were used to partially fund the decrease of $31.42 million in deposits. The Corporation sold $2.7 million in market value of FNMA preferred stock, resulting in a gain of $552 thousand. In addition, there was a $2.11 million decrease in the net unrealized gains (losses) on securities.
Loans. Gross loans increased $4.04 million since December 31, 2006. Commercial Real Estate loans grew $10.57 million or 5.84% since December 31, 2006. The growth in commercial real estate loans offset the decline in balance in indirect installment loans, which decreased $6.59 million or 6.48%. Commercial Real Estate loans have grown as the Corporation has used a combination of experienced personnel and marketing strategies to build this section of the portfolio as the local economy continues to recover. On a fully tax equivalent basis, loans contributed 73.85% of total interest income for the six months ended June 30, 2007 and 72.79% for the six months ended June 30, 2006.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06
Nonperforming loans	$2,567	$2,458	$1,722	$1,853	$1,884

Nonperforming loans as a % of total loans	.50%	.48%	.34%	.36%	.37%

Allowance for loan losses	$5,593	$5,556	$5,594	$5,845	$5,848

Allowance for loan losses as a % of loans	1.09%	1.10%	1.10%	1.14%	1.15%

Allowance for loan losses as a % of nonperforming loans	217.88%	226.04%	324.85%	315.39%	310.33%
The allowance for loan losses as a percentage of loans at June 30, 2007 was slightly down from the December 31, 2006 amount of 1.10%. The provision for loan losses for the first six months of 2007 and 2006 was $115 thousand and $170 thousand, respectively. Net charge-offs totaled $116 thousand for the first six months of 2007 down from $182 thousand for the first six months of 2006. The provision closely tracks net charge-offs. During 2007 approximately 64% of gross charge-offs have occurred in the indirect loan portfolio compared to 84% in 2006. Non-performing loans to total loans have increased from .34% as of December 31, 2006 to .50% as of June 30, 2007. The ratio of the allowance for loan losses (ALLL) to non-performing loans was 218%.
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
Deposits. Total deposits decreased $31.42 million since December 31, 2006. Balances in the Corporation’s time deposits decreased $15.26 million or 5.44% between December 31, 2006 and June 30, 2007. Money market accounts decreased $8.07 million since December 31, 2006. Given the modest loan demand and the keen competition for time deposits, efforts have been concentrated to better manage the margin rather than grow the balance sheet in the current interest rate environment. The Company prices deposit rates to remain competitive within the market and to retain customers.
Borrowings. Total borrowings increased $9.90 million or 8.29% since December 31, 2006. The Corporation partially offset the drop in deposits with an increase in securities sold under repurchase agreements, which grew $5.81 million during the six-month period.
Capital Resources. Total stockholders’ equity decreased from $76.22 million at December 31, 2006 to $73.74 million at June 30, 2007. During the first six months of 2007, the mark to market adjustment of securities decreased accumulated other comprehensive income by $1.37 million and the repurchase of treasury stock decreased stockholders’ equity by $2.06 million.
The capital management function is a regular process, which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 2007 the Corporation’s total risk-based capital ratio stood at 15.26%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 14.12% and 9.26%, respectively. Management believes, as of June 30, 2007, that the Corporation and Bank meet all capital adequacy requirements to which they are subject.
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
The primary investing activities of the Company are originating loans and purchasing securities. During the first six months of 2007, net cash from investing activities amounted to $11.63 million compared to $6.35 million provided by investing activities for the same period in 2006. Purchases of securities available for sale amounted to $7.06 million in 2007 compared to $27.23 million in 2006. Net loans increased by $4.15 million during this year’s first six-month period and decreased $556 thousand over the same six-month period in 2006.
The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used by financing activities amounted to $25.96 million for the first six months of 2007 compared to $8.91 million used by financing activities for the same period in 2006. Most of this change is a result of the net decrease in deposits. Deposits decreased $31.42 million for the six-month period ended June 30, 2007 compared to a $12.21 million decrease for the same period in 2006. The variability in deposits is a result of normal customer deposit activity. Proceeds from Federal Home Loan Bank borrowings amounted to $20 million in 2007 compared to $10 million in 2006.
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
The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using June 30, 2007 amounts as a base case, the Company’s change in net interest income would be within the board mandated limits.
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
On June 12, 2007, the Corporation announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.9% or approximately 638 thousand shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in June 2008.
The following table summarizes the treasury stock purchased by the issuer during the second quarter of 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Program	the Program
April 1-30	7,525	$10.62	7,525	397,034
May 1-31	47,104	$10.15	47,104	349,930
June 1-30	56,294	$10.53	56,294	581,706
TOTAL	110,923	$10.38	110,923	581,706
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
                              FARMERS NATIONAL BANC CORP.
Dated: August 8, 2007
/s/Frank L. Paden
Frank L. Paden
President and Secretary
Dated: August 8, 2007
/s/Carl D. Culp
Carl D. Culp
Executive Vice President
and Treasurer