Form 10-Q
period 2007-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2007-11-09
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common Stock, No Par Value	12,955,098 shares

PART I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	September 30,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$23,203	$24,447
Federal funds sold	11,479	9,591

TOTAL CASH AND CASH EQUIVALENTS	34,682	34,038

Securities available for sale	232,958	255,799

Loans	514,352	508,188
Less allowance for loan losses	5,591	5,594

NET LOANS	508,761	502,594

Premises and equipment, net	14,561	14,744
Other assets	14,645	14,409

TOTAL ASSETS	$805,607	$821,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$59,903	$66,003
Interest-bearing	526,954	553,744

TOTAL DEPOSITS	586,857	619,747

Short-term borrowings	85,853	77,792
Long-term borrowings	54,502	41,601
Other liabilities	4,359	6,221

TOTAL LIABILITIES	731,571	745,361

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 14,817,601 in 2007 and 14,567,280 in 2006	90,924	88,366
Retained earnings	8,339	9,617
Accumulated other comprehensive income (loss)	(1,264)	(1,345)
Treasury stock, at cost; 1,842,503 shares in 2007 and 1,494,525 in 2006	(23,963)	(20,415)

TOTAL STOCKHOLDERS’ EQUITY	74,036	76,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$805,607	$821,584

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

		(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,907	$8,438	$25,937	$24,658
Taxable securities	1,711	1,862	5,337	5,620
Tax exempt securities	682	632	2,046	1,831
Dividends	145	168	430	446
Federal funds sold	98	71	196	278

TOTAL INTEREST AND DIVIDEND INCOME	11,543	11,171	33,946	32,833

INTEREST EXPENSE
Deposits	4,145	4,013	12,334	11,232
Short-term borrowings	752	738	2,105	1,929
Long-term borrowings	651	504	1,821	1,563

TOTAL INTEREST EXPENSE	5,548	5,255	16,260	14,724

NET INTEREST INCOME	5,995	5,916	17,686	18,109
Provision for loan losses	70	30	185	200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,925	5,886	17,501	17,909

NONINTEREST INCOME
Service charges on deposit accounts	736	802	2,137	2,244
Security gains	9	122	561	517
Other operating income	410	412	1,194	1,199

TOTAL NONINTEREST INCOME	1,155	1,336	3,892	3,960

NONINTEREST EXPENSES
Salaries and employee benefits	2,924	2,992	8,911	8,659
Occupancy and equipment	656	627	1,984	1,868
State and local taxes	226	222	679	672
Professional fees	133	142	426	398
Loan expenses	98	103	275	302
Other operating expenses	978	931	3,029	2,770

TOTAL NONINTEREST EXPENSES	5,015	5,017	15,304	14,669

INCOME BEFORE INCOME TAXES	2,065	2,205	6,089	7,200
INCOME TAXES	432	454	1,127	1,599

NET INCOME	$1,633	$1,751	$4,962	$5,601

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	1,450	3,124	81	955

COMPREHENSIVE INCOME (LOSS)	$3,083	$4,875	$5,043	$6,556

NET INCOME PER SHARE - basic and diluted	$0.13	$0.13	$0.38	$0.43

DIVIDENDS PER SHARE	$0.16	$0.16	$0.48	$0.48

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	Nine Months Ended
	September 30,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,962	$5,601
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	185	200
Depreciation and amortization	765	783
Net amortization of securities	283	701
Security gains	(561)	(517)
Federal Home Loan Bank dividends	0	(177)
Net change in other assets and liabilities	(2,274)	497

NET CASH FROM OPERATING ACTIVITIES	3,360	7,088
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	32,104	28,982
Proceeds from sales of securities available for sale	2,720	24,810
Proceeds from sale of other real estate owned	0	24
Purchases of securities available for sale	(11,580)	(36,186)
Loan originations and payments, net	(6,352)	(667)
Additions to premises and equipment	(450)	(389)

NET CASH FROM INVESTING ACTIVITIES	16,442	16,574
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(32,890)	(26,309)
Net change in short-term borrowings	8,061	8,408
Proceeds from Federal Home Loan Bank borrowings and other debt	20,000	10,000
Repayment of Federal Home Loan Bank borrowings and other debt	(7,099)	(6,652)
Repurchase of common stock	(3,548)	(2,459)
Cash dividends paid	(6,240)	(6,170)
Proceeds from dividend reinvestment	2,558	2,819

NET CASH FROM FINANCING ACTIVITIES	(19,158)	(20,363)

NET CHANGE IN CASH AND CASH EQUIVALENTS	644	3,299
Beginning cash and cash equivalents	34,038	31,614

Ending cash and cash equivalents	$34,682	$34,913

Supplemental cash flow information:
Interest paid	(16,350)	(14,327)
Income taxes paid	(755)	(1,680)
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

Securities:
Securities available for sale at September 30, 2007 and December 31, 2006 are summarized as follows:

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
September 30, 2007	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government sponsored enterprises	$68,466	$236	$(294)
Mortgage-backed securities	89,147	44	(1,976)
Obligations of states and political subdivisions	70,733	164	(824)

Total debt securities	228,346	444	(3,094)
Equity securities	4,612	713	(7)

TOTALS	$232,958	$1,157	$(3,101)

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
December 31, 2006	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government sponsored enterprises	$75,931	$105	$(843)
Corporate debt securities	1,000	0	(1)
Mortgage-backed securities	102,586	72	(2,610)
Obligations of states and political subdivisions	68,967	296	(345)

Total debt securities	248,484	473	(3,799)
Equity securities	7,315	1,257	0

TOTALS	$255,799	$1,730	$(3,799)

Unrealized losses on debt securities issued by the U.S. Treasury, U.S. Government agencies, or U.S. Government sponsored enterprises and obligations of state and political subdivisions have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to fluctuations in market interest rates. The fair value is expected to recover as the securities approach their maturity date. Unrealized losses on mortgage-backed securities have not been recognized into income because these securities are backed by performing assets, timely repayment of principal and interest on these securities is guaranteed by the issuer, and because management has the intent and ability to hold these securities for the foreseeable future. The fair value of these securities is expected to recover as principal payments are received.

Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in Thousands, except Per Share Data)	2007	2006	2007	2006
Basic EPS computation
Numerator – Net income	$1,633	$1,751	$4,962	$5,601
Denominator – Weighted average shares outstanding	12,982,677	13,033,836	13,023,352	12,998,179
Basic earnings per share	$.13	$.13	$.38	$.43

Diluted EPS computation
Numerator – Net income	$1,633	$1,751	$4,962	$5,601
Denominator – Weighted average shares outstanding for basic earnings per share	12,982,677	13,033,836	13,023,352	12,998,179
Effect of Stock Options	0	0	0	1,480

Weighted averages shares for diluted earnings per share	12,982,677	13,033,836	13,023,352	12,999,659

Diluted earnings per share	$.13	$.13	$.38	$.43

For the three-month and nine-month periods ended September 30, 2007 and the three-month period ended September 30, 2006, 48,000 potential common shares were not considered in the dilutive earnings per share calculation because they were not dilutive.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of the change in unrealized gains and losses on securities available for sale, net of reclassification for gains recognized in income.
Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is no longer subject to examination by taxing authorities for years before 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.
Recent Accounting Pronouncements
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
Results of Operations
Overview:
Comparison of selected financial ratios and other results for the three-month and nine-month periods ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in Thousands, except Per Share Data)	2007	2006	2007	2006
Total Assets	$805,607	$816,691	$805,607	$816,691
Net Income	$1,633	$1,751	$4,962	$5,601
Basic and Diluted Earnings per share	$.13	$.13	$.38	$.43
Return on Average Assets (annualized)	.81%	.85%	.83%	.91%
Return on Average Equity (annualized)	8.82%	9.36%	8.88%	10.00%
Efficiency Ratio (tax equivalent basis)	66.09%	66.28%	68.44%	64.34%
Capital to Asset Ratio	9.19%	9.38%	9.19%	9.38%
Dividends to Net Income	126.76%	119.07%	125.74%	111.23%
Loans to Assets	63.85%	62.64%	63.85%	62.64%
Net Loans to Deposits	86.69%	83.67%	86.69%	83.67%
Third quarter earnings performance is the result of continued progress to increase net interest income and improve margins. The quarter ending September 30, 2007 marks the second consecutive quarter-over-quarter that the Corporation has been able to accomplish increases in net interest income, the primary source of revenue. In addition, through a combination of monitoring funding costs and re-pricing earning assets, the bank was able to increase net interest margin by two basis points over the year ended December 31, 2006. During this past quarter, volatility in the credit markets and actions of the Federal Reserve Board caused change in the slope of the yield curve, which increased the spread between long-term and short-term market interest rates. Despite this rate adjustment, the interest rate environment and local economic conditions continue to present challenges with ongoing competition for loans and deposits. In addition, the Corporation is focused on improving operating processes to be more efficient in order to improve the non-interest income stream and control non-interest expenses.
Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
 (Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (4) (5)	$510,901	$8,993	6.98%	$509,389	$8,530	6.64%
Taxable securities	164,657	1,711	4.12	185,823	1,862	3.98
Tax-exempt securities (5)	70,066	1,023	5.79	64,343	950	5.86
Equity Securities (2) (5)	9,048	165	7.24	11,119	202	7.21
Federal funds sold	7,962	98	4.88	5,502	71	5.12

Total earning assets	762,634	11,990	6.24	776,176	11,615	5.94

NONEARNING ASSETS

Cash and due from banks	20,819			23,438
Premises and equipment	14,579			14,926
Allowance for Loan Losses	(5,614)			(5,877)
Other assets (3)	8,515			7,400

Total Assets	$800,933			$816,063

INTEREST-BEARING LIABILITIES

Time deposits	$267,170	$3,184	4.73%	$273,158	$2,886	4.19%
Savings deposits	164,382	825	1.99	173,578	944	2.16
Demand deposits	96,957	136	0.56	104,973	183	0.69
Repurchase agreements	79,012	739	3.71	82,856	729	3.49
Borrowings	56,136	664	4.69	44,270	513	4.60

Total Interest-Bearing Liabilities	663,657	5,548	3.32	678,835	5,255	3.07

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	58,197			57,588
Other Liabilities	5,616			5,457
Stockholders’ equity	73,463			74,183

Total Liabilities and Stockholders’ Equity	$800,933			$816,063

Net interest income and interest rate spread		$6,442	2.92%		$6,360	2.87%

Net interest margin			3.35%			3.25%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Interest on loans includes fee income of $439 thousand and $389 thousand for 2007 and 2006 respectively.

(5)	For 2007, adjustments of $86 thousand, $341 thousand, and $20 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. For 2006, adjustments of $92 thousand, $318 thousand, and $34 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (4) (5)	$507,198	$26,202	6.91%	$509,118	$24,919	6.54%
Taxable securities	171,428	5,337	4.16	189,254	5,620	3.97
Tax-exempt securities (5)	69,996	3,065	5.85	61,708	2,740	5.94
Equity Securities (2) (5)	9,465	492	6.95	11,512	525	6.10
Federal funds sold	5,133	196	5.11	7,590	278	4.90

Total earning assets	763,220	35,292	6.18	779,182	34,082	5.85

NONEARNING ASSETS

Cash and due from banks	21,752			24,618
Premises and equipment	14,652			14,968
Allowance for Loan Losses	(5,598)			(5,884)
Other assets (3)	9,324			7,764

Total Assets	$803,350			$820,648

INTEREST-BEARING LIABILITIES

Time deposits	$268,981	$9,361	4.65%	$279,006	$8,334	3.99%
Savings deposits	169,199	2,555	2.02	165,136	2,217	1.79
Demand deposits	97,739	418	0.57	115,029	681	0.79
Repurchase agreements	75,958	2,062	3.63	77,392	1,896	3.28
Borrowings	52,449	1,864	4.75	46,732	1,596	4.57

Total Interest-Bearing Liabilities	664,326	16,260	3.27	683,295	14,724	2.88

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	58,678			57,390
Other Liabilities	5,613			5,079
Stockholders’ equity	74,733			74,884

Total Liabilities and Stockholders’ Equity	$803,350			$820,648

Net interest income and interest rate spread		$19,032	2.91%		$19,358	2.97%

Net interest margin			3.33%			3.32%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Interest on loans includes fee income of $1,306 thousand and $1,232 thousand for 2007 and 2006 respectively.

(5)	For 2007, adjustments of $265 thousand, $1,019 thousand, and $62 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. For 2006, adjustments of $261 thousand, $909 thousand, and $79 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Taxable equivalent net interest income. Taxable equivalent net interest income for the first nine-months ended September 30, 2007 totaled $19.03 million, a decrease of $326 thousand or 1.68% compared to the first nine-months of 2006. Although the yield on earning assets increased by 33 basis points over the past 12 months, this benefit was offset by a 39 basis point increase in the cost of interest-bearing liabilities. The net interest margin and net interest income continues to be affected by the shape of the yield curve and aggressive competitive pricing in our market areas, which has caused the yield on earning assets to lag behind the increasing cost of interest-bearing liabilities. The effect of these pressures was mitigated somewhat by the greater proportion of interest-earning assets being relatively higher-yielding loans and tax-exempt securities in the current year-to-date period compared to the prior year. Average time deposits decreased by $10.03 million or 3.59% over the prior year nine-month period but remained proportionately the same as a component of interest-bearing liabilities. The interest rate paid on time deposits was up 66 basis points over the prior year comparable period, which is consistent with the market increase in short-term interest rates.
Taxable equivalent net interest income for the quarter ended September 30, 2007 totaled $6.44 million, a slight increase of $82 thousand or 1.29% compared to the quarter ended September 30, 2006. The same dynamic that compressed margins in the year-to-date period made it difficult to increase net interest income for the quarter, but a larger proportion of interest-earning assets is comprised of loans and tax-exempt securities, which are higher yielding than other interest-earning assets. The increase in interest expense is partly attributable to the 54 basis point increase in interest costs associated with time deposits. Time deposit balances decreased but remained proportionately the same as a component of interest-bearing liabilities.
Noninterest Income. Total noninterest income for the nine-month period ended September 30, 2007 decreased slightly by $68 thousand or 1.72% compared to the same period in 2006.
Total noninterest income for the quarter ended September 30, 2007 decreased by $181 thousand from the prior year comparable quarter. This decrease is mainly due to a $113 thousand decrease in gains on the sale of investment securities.
Noninterest Expense. Noninterest expense was $15.30 million for the first nine months of 2007 compared to $14.67 million for the same period in 2006. This amounts to an increase of 4.33%. Most of this increase is the result of a $252 thousand increase in salaries and employee benefits mainly attributable to higher health insurance costs.
Noninterest expense was $5.02 million for both quarters ended September 30, 2007 and September 30, 2006.
The efficiency ratio increased to 68.44% for the first nine months of 2007 compared to 64.34% for the first nine months of 2006. The efficiency ratio was adversely impacted by the $326 thousand decline in taxable equivalent net interest income.
The efficiency ratio improved slightly to 66.09% for the three months ended September 30, 2007 compared with 66.28% for the same three-month period in 2006. The ratio was positively affected by the slight improvement in taxable equivalent net interest income. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor the efficiency ratio.
Income Taxes. Income tax expense totaled $1.13 million for the first nine months of 2007 and $1.60 million for the first nine months of 2006, a decrease of $472 thousand or 29.52%. The effective tax rate for the first nine months of 2007 was 18.51% compared to 22.20% for the same time in 2006. The effective tax rate for the nine-month period ended September 30, 2007 was impacted by the Corporation’s increased purchases of tax-exempt municipal securities and a decrease in pretax income resulted in the lower tax rate.

Income tax expense totaled $432 thousand for the quarter ended September 30, 2007 and $454 thousand for the quarter ended September 30, 2006, a decrease of 4.85%.
Other Comprehensive Income. For the first nine months of 2007, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain of $81 thousand compared to an unrealized gain of $955 thousand for the same period in 2006. The quarter ended September 30, 2007 also had an unrealized gain of $1.45 million compared to an unrealized gain of $3.12 million for the same quarter in 2006. The fair value of these securities should continue to recover as principal payments are received and they approach their maturity date. Management has the intent and ability to hold these securities for the foreseeable future.
Financial Condition
Total assets decreased $15.98 million or 1.94% since December 31, 2006, as the Corporation also saw a decline in deposit balances. Capital ratios remain strong, as shown by the ratio of equity to total assets at September 30, 2007 of 9.19%.
Securities. Securities available for sale decreased $22.84 million. Matured securities were used to partially fund the decrease of $32.89 million in deposits. During the first quarter of 2007, the Corporation sold $2.7 million in market value of FNMA preferred stock, resulting in a gain of $552 thousand.
Loans. Gross loans increased $6.16 million since December 31, 2006. Commercial Real Estate loans grew $8.08 million or 4.46% since December 31, 2006. The growth in commercial real estate loans offset the decline in balance in indirect installment loans, which decreased $6.82 million or 6.70%. Commercial Real Estate loans have grown as the Corporation has used a combination of experienced personnel and marketing strategies to build this section of the portfolio as the local economy continues to recover. On a fully tax equivalent basis, loans contributed 74.24% of total interest income for the nine months ended September 30, 2007 and 73.11% for the nine months ended September 30, 2006.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06
Nonperforming loans	$2,890	$2,567	$2,458	$1,722	$1,853
Nonperforming loans as a % of total loans	.56%	.50%	.48%	.34%	.36%
Allowance for loan losses	$5,591	$5,593	$5,556	$5,594	$5,845
Allowance for loan losses as a % of loans	1.09%	1.09%	1.10%	1.10%	1.14%
Allowance for loan losses as a % of nonperforming loans	193.46%	217.88%	226.04%	324.85%	315.39%
The allowance for loan losses as a percentage of loans at September 30, 2007 was slightly down from the December 31, 2006 amount of 1.10%. The provision for loan losses for the first nine months of 2007 and 2006 was $185 thousand and $200 thousand, respectively. Net charge-offs totaled $189 thousand for the first nine months of 2007 down from $213 thousand for the first nine months of 2006. The provision closely tracks net charge-offs. During 2007 approximately 69% of gross charge-offs have occurred in the indirect loan portfolio compared to 80% in 2006. Non-performing loans to total loans have increased from .34% as of December 31, 2006 to .56% as of September 30, 2007. While the number of non-performing loans remains low, the bulk of the increase can be attributed to a single relationship. The ratio of the allowance for loan losses (ALLL) to non-performing loans was 193%.
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
Deposits. Total deposits decreased $32.89 million since December 31, 2006. Balances in the Corporation’s time deposits decreased $11.80 million or 4.21% between December 31, 2006 and September 30, 2007. Money market accounts decreased $8.38 million since December 31, 2006. Given the modest loan demand and the keen competition for time deposits, efforts have been concentrated to better manage the margin rather than grow the balance sheet in the current interest rate environment. The Company prices deposit rates to remain competitive within the market and to retain customers.
Borrowings. Total borrowings increased $20.96 million or 17.56% since December 31, 2006. The Corporation partially offset the drop in deposits with an increase in securities sold under repurchase agreements, which grew $18.13 million during the nine-month period.
Capital Resources. Total stockholders’ equity decreased from $76.22 million at December 31, 2006 to $74.04 million at September 30, 2007. During the first nine months of 2007, the mark to market adjustment of securities increased accumulated other comprehensive income by $81 thousand and the repurchase of treasury stock decreased stockholders’ equity by $3.55 million.
The capital management function is a regular process, which consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 2007 the Corporation’s total risk-based capital ratio stood at 15.27%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 14.16% and 9.36%, respectively. Management believes, as of September 30, 2007, that the Corporation and Bank meet all capital adequacy requirements to which they are subject.
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
The primary investing activities of the Company are originating loans and purchasing securities. During the first nine months of 2007, net cash from investing activities amounted to $16.44 million compared to $16.57 million provided by investing activities for the same period in 2006. Purchases of securities available for sale amounted to $11.58 million in 2007 compared to $36.19 million in 2006. Net loans increased by $6.35 million during this year’s first nine-month period and increased $667 thousand over the same nine-month period in 2006.
The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used by financing activities amounted to $19.16 million for the first nine months of 2007 compared to $20.36 million used by financing activities for the same period in 2006. Most of this change is a result of the net decrease in deposits. Deposits decreased $32.89 million for the nine-month period ended September 30, 2007 compared to a $26.31 million decrease for the same period in 2006. The variability in deposits is a result of normal customer deposit activity and the Corporation’s effort to manage the margin rather than grow the balance sheet. Proceeds from Federal Home Loan Bank borrowings amounted to $20 million in 2007 compared to $10 million in 2006.
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
The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using September 30, 2007 amounts as a base case, the Company’s change in net interest income would be within the board mandated limits.
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
The following table summarizes the treasury stock purchased by the issuer during the second quarter of 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program
July 1-31	36,535	$10.52	36,535	545,171
August 1-31	60,000	$9.80	60,000	485,171
Sept 1-30	55,000	$9.47	55,000	430,171
TOTAL	151,535	$9.85	151,535	430,171
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
FARMERS NATIONAL BANC CORP.
Dated: November 9, 2007
/s/Frank L. Paden
Frank L. Paden
President and Secretary
Dated: November 9, 2007
/s/Carl D. Culp
Carl D. Culp
Executive Vice President
and Treasurer