Form 10-K
period 2007-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2008-03-12
CIK 709337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common Stock, no par value

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $139.6 million based upon the last sales price as of June 30, 2007. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
As of February 29, 2008, the registrant had outstanding 13,028,376 shares of common stock having no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K
into which
Document	Document is Incorporated

Portions of 2007 Annual Report to Shareholders	II

Definitive proxy statement for the 2007 Annual Meeting of Shareholders to be held on March 27, 2008	III

Form 10-K Cross Reference Index to Items Incorporated by Reference to the 2007 Annual Report
to Shareholders

Pages
Part I
Item 1 — Business
Average Balance Sheets/Yields/Rates	6
Rate and Volume Analysis	7
Securities	13-14
Loans	11
Loan Loss Experience	12-13
Deposits	14
Financial Ratios	5
Short-Term Borrowings	14, 28-29

Part II
Item 5
Market For Registrant’s Common Stock, Number of Holders of Common Stock and Dividends on Common Stock	4

Item 6
Selected Financial Data	5

Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-15

Item 7A
Quantitative and Qualitative Disclosures About Market Risk	9-10

Item 8
Financial Statements and Supplementary Data	19-34

Item 9A
Management’s Report on Internal Control Over Financial Reporting	16
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	17

Part IV
Item 15
Report of Crowe Chizek and Company LLC Independent Registered Public Accounting Firm	18
Financial Statements:
Consolidated Balance Sheets — December 31, 2007 and 2006	19
Consolidated Statements of Income & Comprehensive Income — Calendar Years 2007, 2006 and 2005	20
Consolidated Statement of Stockholders’ Equity Calendar Years 2007, 2006 and 2005	21
Consolidated Statements of Cash Flows Calendar Years 2007, 2006 and 2005	22
Notes to Consolidated Financial Statements	23-34

FARMERS NATIONAL BANC CORP.
FORM 10-K
2007
INDEX

Part I.
Item 1.	Business: General	1
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	5
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	7

Part II.
Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities	7
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	7
Item 9A.	Controls and Procedures	7
Item 9B.	Other Information	8

Part III.
Item 10.	Directors, Executive Officers and Corporate Governance	8
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13.	Certain Relationships and Related Transactions	10
Item 14.	Principal Accountant Fees and Services	10

Part IV.
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	10
Signatures		11
Index to Exhibits		12

Certifications of Chief Executive Officer
Certifications of Chief Financial Officer
Section 1350 Certification (Chief Executive Officer)
Section 1350 Certification (Chief Financial Officer)
EX-13 Annual Report
EX-23.A Consent of Crowe Chizek and Company LLC
EX-31.A Certification of CEO
EX-31.B Certification of CFO
EX-32.A 906 Certification of CEO
EX-32.B 906 Certification of CFO
EX-13
EX-23(A)
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
The Bank
The Bank is a full-service national bank engaged in commercial and retail banking in Mahoning, Trumbull and Columbiana Counties in Ohio. The Bank’s commercial and retail banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines, internet banking, travel cards, “E” Bond transactions, utility bill payments, MasterCard and Visa credit cards, brokerage services and other miscellaneous services normally offered by commercial banks.
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
The Corporation had 274 full-time equivalent employees at December 31, 2007.
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
In addition, the Corporation’s filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s web-site at www.sec.gov free of charge as soon as reasonably practicable after the Corporation has filed the above referenced reports.
Supervision and Regulation
The Corporation is regulated by the Federal Reserve Bank (the “FRB”). The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit

Item 1 (Continued)
Insurance Corporation (the “FDIC”). A listing of the minimum regulatory requirements for capital and the Corporation’s capital position as of December 31, 2007 are presented in Note J on page 30 of the annual report to shareholders for the year ended December 31, 2007 and is hereby incorporated by reference.
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
GRAMM-LEACH-BLILEY ACT
The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) allows new opportunities for banks, other depository institutions, insurance companies and securities firms to combine to form a single financial services organization to offer customers a broader choice of financial products and services. The GLB Act authorized the Federal Reserve Board to oversee all regulatory activities through the financial holding company, while the functional regulation of operating subsidiaries remains with their primary functional regulator. The GLB Act requires institutions to maintain Community Reinvestment Act ratings of satisfactory or higher in order to engage in any new financial activities. This act also established a federal right to privacy of non-public personal information of individual customers.
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
Item 3. Legal Proceedings
In the ordinary course of business, Farmers National Bank was named a defendant in a lawsuit filed in September 2005. In the lawsuit the plaintiff alleges that the Bank is indebted to the plaintiff for withdrawals from the plaintiff’s account by the plaintiff’s former agent, which the plaintiff claims were unauthorized. The plaintiff was seeking damages in excess of $423,000. During January 2008, the plaintiff dismissed the case without prejudice.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers
Purchases of Equity Securities
Purchases of equity securities by the issuer.
On June 12, 2007, The Corporation announced the adoption of a stock repurchase program that authorizes the re-purchase of up to 4.9% or approximately 638 thousand shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in June 2008. The following table summarizes the treasury stock purchased by the issuer during the fourth quarter of 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program
Oct. 1-31	20,030	$9.35	20,030	410,141
Nov. 1-30	20,197	8.34	20,197	389,944
Dec. 1-31	10,000	8.20	10,000	379,944
TOTAL	50,227	$8.72	50,227	379,944
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
During the fiscal years ended December 31, 2007 and December 31, 2006, there were no disagreements between the Corporation and Crowe Chizek and Company LLC (“Crowe Chizek”) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Chizek’s satisfaction, would have caused Crowe Chizek to make reference to the subject matter of the disagreement in connection with its reports on the Corporation’s consolidated financial statements for such periods.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, including this annual report on Form 10-K for the period ended December 31, 2007, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of

Item 9A (Continued)
Internal Control Over Financial Reporting on page 16 of our 2007 Annual Report to Shareholders, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Crowe Chizek and Company LLC, the corporation’s registered public accounting firm, has audited the Corporation’s internal control over financial reporting as of December 31, 2007. The attestation report by Crowe Chizek and Company LLC is located on page 17 of our 2007 Annual Report to Shareholders.
There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.
Item 9B. Other Information
During 2007, the Corporation recorded a non-operating after-tax charge of $576 thousand representing a reclassification and recognition of an other-than-temporary impairment of securities. The charge is directly related to $2.7 million of Fannie Mae Series F preferred stock that is held in the Securities portfolio. In mid November, Fannie Mae went to the markets with two new preferred share offerings carrying higher dividend rates that appear to have caused the market prices of the other Fannie Mae preferred stock issues, including the issue held by the Corporation, to decrease in current market value. Due to this sudden drop in value and uncertainty of future market conditions surrounding Fannie Mae, management has determined that this decrease is other-than-temporary and felt it prudent to recognize the non-cash after-tax charge of $576 thousand in the fourth quarter of 2007.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to Directors is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders which will be held March 27, 2008. The proxy statement is incorporated by reference.
Executive Officers of the Registrant
The names, ages and positions of the executive officers as of March 1, 2008

Name	Age	Position Held
Frank L. Paden	57	President and Secretary
Carl D. Culp	44	Executive Vice President and Treasurer
Donald F. Lukas	61	Senior Vice President
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
Compliance with Section 16(a) of the Securities Exchange Act
Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 27, 2008. The proxy statement is incorporated by reference.
Code of Ethics
See Exhibit 14.
Nominating Committee
Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 27, 2008. The proxy statement is incorporated by reference.
Identification of the Audit Committee
Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 27, 2008. The proxy statement is incorporated by reference.
Audit Committee Financial Expert
The Board believes that Earl R. Scott and James R. Fisher qualify as “Audit Committee Financial Experts” as that term is defined by applicable SEC rules. In addition, the Board believes that Earl R. Scott and James R. Fisher are “independent” as that term is defined by applicable SEC rules.
Item 11. Executive Compensation
Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 27, 2008. The proxy statement is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	46,500	$11/share	325,400

Item 12 (Continued)
Information regarding the equity (stock-based) compensation plan is set forth in the registrant’s annual report in Notes A and I in the Notes to Consolidated Financial Statements. This portion of the annual report is incorporated by reference.
Security Ownership of Management
Information relating to this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 27, 2008. The proxy statement is incorporated by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 27, 2008. The proxy statement is incorporated by reference.
Item 14. Principal Accountant Fees and Services
Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 27, 2008. The proxy statement is incorporated by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a)1. Financial Statements

Item 8.,	Financial Statements and Supplementary Data is set forth in the registrant’s 2007 Annual Report to Shareholders and is incorporated by reference in Part II of this report.
       2. Financial Statement Schedules
No financial statement schedules are presented because they are not applicable.
       3. Exhibits
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

Farmers National Banc Corp.	Farmers National Banc Corp.

/s/ Frank L. Paden	/s/ Carl D. Culp
Frank L. Paden President and Secretary March 11, 2008	Carl D. Culp Executive Vice President and Treasurer March 11, 2008

/s/ Benjamin R. Brown Benjamin R. Brown	Director	March 11, 2008

/s/ Anne Frederick Crawford Anne Frederick Crawford	Director	March 11, 2008

/s/ James R. Fisher James R. Fisher	Director	March 11, 2008

/s/ Joseph D. Lane Joseph D. Lane	Director	March 11, 2008

/s/ Ralph D. Macali Ralph D. Macali	Director	March 11, 2008

/s/ Earl R. Scott Earl R. Scott	Director	March 11, 2008

/s/ Frank L. Paden Frank L. Paden	President and Director	March 11, 2008

/s/ Ronald V. Wertz Ronald V. Wertz	Director	March 11, 2008

INDEX TO EXHIBITS
The following exhibits are filed or incorporated by reference as part of this report:
2.	Not applicable.

3(i).	The Articles of Incorporation, including amendments thereto for the Registrant. Incorporated by reference to Exhibit 4.1 to Farmers National Banc Corp’s Form S-3 Registration Statement dated October 3, 2001 (File No. 0-12055).

3(ii).	The Code of Regulations, including amendments thereto for the Registrant. Incorporated by reference to Exhibit 4.2 to Farmers National Banc Corp’s Form S-3 Registration Statement dated October 3, 2001 (File No. 0-12055).

4.	Incorporated by reference to initial filing.

9.	Not applicable.

10.	Information regarding this item is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held March 27, 2008. The proxy statement is incorporated by reference.

11.	Refer to Note N in the annual report incorporated by reference.

12.	Not applicable.

13.	Annual Report to security holders.

14.	The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer and complies with the criteria provided in SEC rules. The Code of Ethics is available by calling Corporate Services at 330-533-3341.

16.	Not applicable.

18.	Not applicable.

21.	Farmers National Bank, Canfield, Ohio.

22.	Not applicable.

23a.	Consent of Crowe Chizek and Company LLC

24.	Not applicable.

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	1350 Certification of Chief Executive Officer (Filed herewith)

32.b	1350 Certification of Chief Financial Officer (Filed herewith)

33.	Not applicable

34.	Not applicable

35.	Not applicable
Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.