Form 10-Q
period 2008-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2008-05-08
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock, No Par Value	13,093,225 shares

		Page Number
PART I — FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

	Included in Part I of this report:

	Farmers National Banc Corp. and Subsidiary

	Consolidated Balance Sheets	1
	Consolidated Statements of Income and Comprehensive Income	2
	Consolidated Statements of Cash Flows	3
	Notes to Unaudited Consolidated Financial Statements	4-8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14

PART II — OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	16

Item 6	Exhibits	16

SIGNATURES		17

10-Q Certifications		18-19

Section 906 Certifications		20-21
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	March 31,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$27,438	$25,022
Federal funds sold	25,133	6,083

TOTAL CASH AND CASH EQUIVALENTS	52,571	31,105

Securities available for sale	241,152	220,151

Loans	505,285	514,106
Less allowance for loan losses	5,457	5,459

NET LOANS	499,828	508,647

Premises and equipment, net	14,340	14,516
Bank owned life insurance	10,622	10,490
Other assets	12,964	13,327

TOTAL ASSETS	$831,477	$798,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$60,239	$61,574
Interest-bearing	572,111	531,854

TOTAL DEPOSITS	632,350	593,428

Short-term borrowings	68,782	74,174
Long-term borrowings	50,604	52,455
Other liabilities	3,952	4,259

TOTAL LIABILITIES	755,688	724,316

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 15,026,019 in 2008 and 14,921,106 in 2007	92,556	91,741
Retained earnings	6,878	7,233
Accumulated other comprehensive income (loss)	1,071	(653)
Treasury stock, at cost; 1,932,791 shares in 2008 and 1,892,730 in 2007	(24,716)	(24,401)

TOTAL STOCKHOLDERS’ EQUITY	75,789	73,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$831,477	$798,236

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31,	March 31,
	2008	2007
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,618	$8,365
Taxable securities	1,577	1,852
Tax exempt securities	698	682
Dividends	143	144
Federal funds sold	162	28

TOTAL INTEREST AND DIVIDEND INCOME	11,198	11,071

INTEREST EXPENSE
Deposits	4,172	4,129
Short-term borrowings	595	647
Long-term borrowings	597	578

TOTAL INTEREST EXPENSE	5,364	5,354

NET INTEREST INCOME	5,834	5,717
Provision for loan losses	110	60

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,724	5,657

NONINTEREST INCOME
Service charges on deposit accounts	644	680
Bank owned life insurance income	132	5
Security gains	194	552
Other operating income	425	360

TOTAL NONINTEREST INCOME	1,395	1,597

NONINTEREST EXPENSES
Salaries and employee benefits	2,811	2,938
Occupancy and equipment	721	677
State and local taxes	211	227
Professional fees	144	147
Other operating expenses	1,119	1,129

TOTAL NONINTEREST EXPENSES	5,006	5,118

INCOME BEFORE INCOME TAXES	2,113	2,136
INCOME TAXES	389	327

NET INCOME	$1,724	$1,809

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	1,724	158

COMPREHENSIVE INCOME	$3,448	$1,967

NET INCOME PER SHARE-basic and diluted	$0.13	$0.14

DIVIDENDS PER SHARE	$0.16	$0.16

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	Three Months Ended
	March 31,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,724	$1,809
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	110	60
Depreciation and amortization	265	321
Net amortization of securities	84	109
Security gains	(194)	(552)
Federal Home Loan Bank dividends	(56)	0
Increase in bank owned life insurance	(132)	(5)
Net change in other assets and liabilities	(746)	(2,198)

NET CASH FROM OPERATING ACTIVITIES	1,055	(456)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	15,115	12,409
Proceeds from sales of securities available for sale	6,417	2,710
Purchases of securities available for sale	(39,771)	(4,529)
Loan originations and payments, net	8,616	1,002
Additions to premises and equipment	(66)	(60)

NET CASH FROM INVESTING ACTIVITIES	(9,689)	11,532

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	38,922	(22,779)
Net change in short-term borrowings	(5,392)	1,379
Proceeds from Federal Home Loan Bank borrowings and other debt	5,000	10,000
Repayment of Federal Home Loan Bank borrowings and other debt	(6,851)	(4,876)
Repurchase of common stock	(315)	(904)
Cash dividends paid	(2,079)	(2,086)
Proceeds from dividend reinvestment	815	922

NET CASH FROM FINANCING ACTIVITIES	30,100	(18,344)

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,466	(7,268)

Beginning cash and cash equivalents	31,105	34,038

Ending cash and cash equivalents	$52,571	$26,770

Supplemental cash flow information:
Interest paid	$5,384	$5,556

Supplemental noncash disclosures:
Transfer of loans to other real estate	$93	$0
See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation:
The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, The Farmers National Bank of Canfield. All significant intercompany balances and transactions have been eliminated in the consolidation.
Basis of Presentation:
The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report to Shareholders included in the Company’s 2007 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.
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

Securities:
Securities available for sale at March 31, 2008 and December 31, 2007 are summarized as follows:

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
March 31, 2008	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government sponsored enterprises	$46,977	$703	$(19)
Mortgage-backed securities	118,969	876	(193)
Obligations of states and political subdivisions	72,543	992	(339)

Total debt securities	238,489	2,571	(551)
Equity securities	2,663	82	(455)

TOTALS	$241,152	$2,653	$(1,006)

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
December 31, 2007	Fair Value	Gains	Losses

U.S. Treasury and U.S. Government sponsored enterprises	$56,876	$352	$(88)
Mortgage-backed securities	88,825	106	(1,249)
Obligations of states and political subdivisions	71,395	303	(451)

Total debt securities	217,096	761	(1,788)
Equity securities	3,055	66	(44)

TOTALS	$220,151	$827	$(1,832)

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
The Corporations’ equity securities include floating rate preferred stock issued by the Federal National Mortgage Association (FNMA). As of March 31, 2008, the Corporation believes the impairment of the Corporation’s holdings of FNMA preferred stock to be temporary. The decline in value from December 31, 2007 appears to have been driven by a faster-than-expected decrease in the index on which the dividend on these shares is pegged. The dividend rate was reset in accordance with a pre-determined schedule on March 31, 2008. Management expects the value of these shares to recover as market interest rates increase in advance of the next scheduled dividend reset date of

March 31, 2010. Management has the intent and ability to hold these shares until the recovery of value.
Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended
	March 31,
(In Thousands, except Per Share Data)	2008	2007
Basic EPS computation
Numerator – Net income	$1,724	$1,809
Denominator – Weighted average shares outstanding	13,018,074	13,048,716
Basic earnings per share	$.13	$.14

Diluted EPS computation
Numerator – Net income	$1,724	$1,809
Denominator – Weighted average shares outstanding for basic earnings per share	13,018,074	13,048,716
Effect of Stock Options	0	0

Weighted averages shares for diluted earnings per share	13,018,074	13,048,716

Diluted earnings per share	$.13	$.14

Stock options for 45,500 and 48,000 shares were not considered in the computing of diluted earnings per share for 2008 and 2007 respectively because they were antidilutive.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of the change in unrealized gains and losses on securities available for sale, net of reclassification for gains recognized in income.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for the Corporation beginning on January 1, 2008. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for the Corporation on January 1, 2008. There was no impact on the Company’s financial statements as a result of adoption of this issue.
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 became effective for derivative loan commitments issued or modified after January 1, 2008. The impact of adoption was not material.
Fair Value
Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.
The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	March	Identical Assets	Observable Inputs	Inputs
(In Thousands)	31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$241,152	$2,663	$233,030	$5,459

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)
(In Thousands)	Asset
Beginning balance, Jan. 1, 2008	$3,762
Total gains or losses (realized / unrealized) included in other comprehensive income	(32)
Purchases	285
Transfers in and / or out of Level 3	1,444

Ending balance, March 31, 2008	$5,459
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	March	Identical Assets	Inputs	Inputs
(In Thousands)	31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$141	—	—	$141
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $960 thousand, with a valuation allowance of $819 thousand. The allowance for loan loss is based on management’s judgement after considering factors such as future cash flows on impaired loans, historical loss experience, and current economic conditions. Management believes the allowance for loan loss to be adequate at March 31, 2008.
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
Results of Operations
Comparison of selected financial ratios and other results at or for the three-month period ending March 31, 2008 and 2007:

	Three months ended
	March 31,
(In Thousands, except Per Share Data)	2008	2007
Total Assets	$831,477	$803,280
Net Income	$1,724	$1,809
Basic and Diluted Earnings Per Share	$.13	$.14
Return on Average Assets (Annualized)	.85%	.91%
Return on Average Equity (Annualized)	9.29%	9.70%
Efficiency Ratio (tax equivalent basis)	66.27%	70.99%
Equity to Asset Ratio	9.11%	9.48%
Dividends to Net Income (Year-to-date)	120.53%	115.31%
Net Loans to Assets	60.11%	62.44%
Loans to Deposits	79.91%	84.94%
Through a combination of monitoring funding costs and re-pricing earning assets, the Company was able to increase net interest margin by six basis points over the past twelve months. In recent quarters, volatility in the credit markets and actions of the Federal Reserve Board caused change in the slope of the yield curve, which increased the spread between long-term and short-term market interest rates. Despite this rate adjustment, the interest rate environment and local economic conditions continue to present challenges with ongoing competition for loans and deposits. In addition, the Corporation is focused on improving operating processes to be more efficient in order to improve the non-interest income stream and control non-interest expenses.
Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)

EARNING ASSETS
Loans (3) (4) (5)	$507,868	$8,700	6.89%	$504,433	$8,454	6.80%
Taxable securities	149,371	1,577	4.25	178,476	1,852	4.21
Tax-exempt securities (5)	71,374	1,046	5.89	69,983	1,026	5.95
Equity Securities (2) (5)	8,178	164	8.07	10,315	164	6.45
Federal funds sold	22,060	162	2.95	2,117	28	5.36

Total earning assets	758,851	11,649	6.17	765,324	11,524	6.11

NONEARNING ASSETS

Cash and due from banks	22,826			22,416
Premises and equipment	14,453			14,710
Allowance for Loan Losses	(5,486)			(5,585)
Unrealized gains (losses) on securities	483			(2,423)
Other assets (3)	20,636			11,793

Total Assets	$811,763			$806,235

INTEREST-BEARING LIABILITIES

Time deposits	$285,836	$3,324	4.68%	$273,082	$3,075	4.57%
Savings deposits	163,272	725	1.79	175,259	915	2.12
Demand deposits	96,264	123	0.51	97,961	139	0.58
Short term borrowings	74,399	595	3.22	70,620	647	3.72
Long term borrowings	52,136	597	4.61	49,581	578	4.73

Total Interest-Bearing Liabilities	671,907	5,364	3.21	666,503	5,354	3.26

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	60,070			58,919
Other Liabilities	5,164			5,191
Stockholders’ equity	74,622			75,622

Total Liabilities and
Stockholders’ Equity	$811,763			$806,235

Net interest income and interest rate spread		$6,285	2.96%		$6,170	2.85%

Net interest margin			3.33%			3.27%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Interest on loans includes fee income of $339 thousand and $404 thousand for 2008 and 2007 respectively.

(5)	For 2008, adjustments of $82 thousand, $348 thousand, and $21 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. For 2007, adjustments of $89 thousand, $344 thousand, and $20 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Taxable equivalent net interest income. Taxable equivalent net interest income for the first three months ended March 31, 2008 totaled $6.285 million, an increase of $115 thousand or 1.86% compared to the quarter ended March 31, 2007. The yield on earning assets increased by 6 basis points and the cost of interest-bearing liabilities decreased by 5 basis points over the past 12 months to positively impact the net interest margin. The net interest margin and net interest income continues to be affected by aggressive competitive pricing in our market areas. The effect of these competitive pressures was mitigated somewhat by the greater proportion of interest-earning assets being relatively higher-yielding loans and tax-exempt securities in the current year-to-date period compared to the prior year.
Noninterest Income. Total noninterest income for the three month period ended March 31, 2008 decreased by $202 thousand or 12.65% compared to the same period in 2007. This decline is due mainly to a $358 thousand decrease in gains on the sale of investment securities.
Noninterest Expense. Noninterest expense was $5.01 million for the first three months of 2008 compared to $5.12 million for the same period in 2007. This amounts to a decrease of 2.19%. The slight decrease is the result of savings in salaries and employee benefits.
The efficiency ratio decreased to 66.27% for the first three months of 2008 compared to 70.99% for the first three months of 2007. The ratio was positively impacted by the improvement in taxable equivalent net interest income and a lower level of noninterest expenses. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor the efficiency ratio.
Income Taxes. Income tax expense totaled $389 thousand for the first three months of 2008 and $327 thousand for the first three months of 2007, an increase of $62 thousand or 18.96%. The effective tax rate for the first three months of 2008 was 18.41% compared to 15.31% for the same time in 2007. The prior period’s expense was impacted favorably by an adjustment to the income tax liability.
Other Comprehensive Income. For the first three months of 2008, the change in net unrealized gains on securities, net of reclassifications, resulted in a gain of $1.724 million compared to a gain of $158 thousand for the same period in 2007. The change was due to debt security market recoveries after several interest rate decreases.
Financial Condition
Total assets increased $33.241 million or 4.16% since December 31, 2007, as the Corporation also saw an increase in deposit balances. Capital ratios remain strong, as shown by the ratio of equity to total assets at March 31, 2008 of 9.11%.
Securities. Securities available for sale increased $21.00 million. Security purchases were funded by the $38.92 million increase in deposits. The Corporation sold $6.42 million in market value of securities for sale, resulting in a gain of $194 thousand. In addition, there was a $2.65 million increase in the net unrealized gains (losses) on securities during the first quarter of 2008.

Loans. Gross loans decreased $8.82 million since December 31, 2007. Commercial Real Estate loans decreased $5.06 million or 2.63% since December 31, 2007. Indirect installment loans also declined, down $6.31 million or 6.87%. These declines were partially offset by a $4.31 million increase in commercial and industrial loans. On a fully tax equivalent basis, loans contributed 74.68% of total interest income for the three months ended March 31, 2008 and 73.36% for the three months ended March 31, 2007.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	3/31/08	12/31/07	9/30/07	6/30/07	3/31/07
Nonperforming loans	$2,347	$2,361	$2,890	$2,567	$2,458
Nonperforming loans as a % of total loans	.46%	.46%	.56%	.50%	.48%
Allowance for loan losses	$5,457	$5,459	$5,591	$5,593	$5,556
Allowance for loan losses as a % of loans	1.08%	1.06%	1.09%	1.09%	1.10%
Allowance for loan losses as a % of nonperforming loans	232.51%	231.22%	193.46%	217.88%	226.04%
The allowance for loan losses as a percentage of loans at March 31, 2008 is 1.08%, up from the December 31, 2007 amount of 1.06%. The provision for loan losses for the first three months of 2008 and 2007 was $110 thousand and $60 thousand, respectively. Net charge-offs totaled $112 thousand for the first three months of 2008 up from $98 thousand for the first three months of 2007. The provision closely tracks net charge-offs. During 2008 approximately 79% of gross charge-offs have occurred in the indirect loan portfolio compared to 73% in 2007. Non-performing loans to total loans have remained the same at .46% from December 31, 2007 to March 31, 2008. The ratio of the allowance for loan losses (ALLL) to non-performing loans is 233%, improving slightly since the end of 2007.
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
Deposits. Total deposits increased $38.92 million since December 31, 2007. Balances in the Corporation’s time deposits increased $24.94 million or 9.09% between December 31, 2007 and March 31, 2008. Money market accounts increased $18.36 million since December 31, 2007. The Company continues to price deposit rates to remain competitive within the market and to retain customers.
Borrowings. Total borrowings decreased $7.24 million or 5.72% since December 31, 2007. The Corporation used some of the increase in deposits to reduce securities sold under repurchase agreements, which decreased $5.25 million during the three-month period.

Capital Resources. Total stockholders’ equity increased from $73.92 million at December 31, 2007 to $75.79 million at March 31, 2008. During the first three months of 2008, the mark to market adjustment of securities increased accumulated other comprehensive income by $1.72 million and the repurchase of treasury stock decreased stockholders’ equity by $315 thousand.
The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 2008 the Corporation’s total risk-based capital ratio stood at 13.88%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 12.85% and 8.46%, respectively. Management believes, as of March 31, 2008, that the Corporation and Bank meet all capital adequacy requirements to which they are subject.
Critical Accounting Policies
The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in Farmers National Banc Corp.’s 2007 Annual Report to Shareholders included in Farmers National Banc Corp.’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand our financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2007 consolidated financial statements, Note A (Summary of Significant Accounting Policies), Note B (Securities), Note C (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.
Liquidity
The Corporation maintains, in the opinion of management, liquidity sufficient to satisfy depositors’ requirements and meet the credit needs of customers. The Corporation depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Corporation’s ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of liquidity for the Company includes assets considered relatively liquid, such as federal funds sold, cash and due from banks, as well as cash flows from maturities and repayments of loans, and securities.
The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2008, net cash used in investing activities amounted to $9.69 million compared to $11.53 million provided by investing activities for the same period in 2007. Purchases of securities available for sale amounted to $39.77 million in 2008 compared to $4.53 million in 2007. Net loans decreased by $8.62 million during this year’s first three-month period and decreased $1.00 million over the same three-month period in 2007. The decreases in net loans during 2008 compared to 2007 can be attributed to the volatile local and national economic conditions.
The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $30.10 million for the first three months of 2008 compared to $18.34 million used by financing activities for the same period in 2007. Most of this change is a result of the net increase in deposits. Deposits increased $38.92 million for the three-month period ended March 31, 2008 compared to a $22.78 million decrease for the same period in 2007.

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
The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using March 31, 2008 amounts as a base case, and considering the increase in deposit liabilities and the volatile financial markets, the Company’s change in net interest income would still be within the board mandated limits.
The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2007.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, Farmers National Bank was named a defendant in a lawsuit filed in September 2005. The Plaintiff in the lawsuit alleges that Farmers National Bank is indebted to the Plaintiff for withdrawals from the Plaintiff’s account by the Plaintiff’s former agent, which the Plaintiff claims were unauthorized. The Plaintiff was seeking damages in excess of $423,000. During January 2008, the Plaintiff dismissed the case without prejudice.
Item 1A. Risk Factors
For information regarding factors that could affect the Corporation’s results of operations, financial condition and liquidity, see the risk factors discussion provided under Part 1, Item 1A on Form 10-K for the fiscal year ended December 31, 2007. See also, “Forward-Looking Statements” included in Part 1, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes in risk factors since December 31, 2007.

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
The following table summarizes the treasury stock purchased by the issuer during the first quarter of 2008:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Program	the Program
January 1-31	17	$7.97	17	379,927
February 1-29	20,000	$7.65	20,000	359,927
March 1-31	20,044	$8.04	20,044	339,883
TOTAL	40,061	$7.85	40,061	339,883
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a) Farmers National Banc Corp’s annual meeting of shareholders was held on March 27, 2008.
(b & c) Proxies were solicited by Farmers National Banc Corp’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934.
Elected to serve as director for a three year term were the Board of Director’s nominees:

Elected Director	Votes For	Votes Against
Joseph D. Lane	8,893,988	280,213
Ronald V. Wertz	8,942,627	247,232

Continuing Director	Term Expiring
Benjamin R. Brown	March 2009
Anne F. Crawford	March 2009
James R. Fisher	March 2009
Ralph D. Macali	March 2010
Frank L. Paden	March 2010
Earl R. Scott	March 2010

Amendment to the code of regulations: The annual meeting of the shareholders to be held in the month of April each year.

Votes For Amendment	Votes Against Amendment
9,140,504	148,306
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
     FARMERS NATIONAL BANC CORP.
Dated: May 8, 2008
/s/Frank L. Paden
Frank L. Paden
President and Secretary
Dated: May 8, 2008
/s/Carl D. Culp
Carl D. Culp
Executive Vice President
and Treasurer