Form 10-Q
period 2008-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2008-08-11
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended June 30, 2008	Commission file number 0-12055
FARMERS NATIONAL BANC CORP.
(Exact name of registrant as specified in its charter)

OHIO	34-1371693

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

20 South Broad Street Canfield, OH 44406	44406

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock, No Par Value	13,140,107 shares

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	June 30,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$24,768	$25,022
Federal funds sold	2,291	6,083

TOTAL CASH AND CASH EQUIVALENTS	27,059	31,105

Securities available for sale	253,533	220,151

Loans	509,514	514,106
Less allowance for loan losses	5,487	5,459

NET LOANS	504,027	508,647

Premises and equipment, net	14,350	14,516
Bank owned life insurance	10,755	10,490
Other assets	14,789	13,327

TOTAL ASSETS	$824,513	$798,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$63,361	$61,574
Interest-bearing	570,485	531,854

TOTAL DEPOSITS	633,846	593,428

Short-term borrowings	63,801	74,174
Long-term borrowings	49,627	52,455
Other liabilities	3,952	4,259

TOTAL LIABILITIES	751,226	724,316

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 15,100,094 in 2008 and 14,921,106 in 2007	93,156	91,741
Retained earnings	6,843	7,233
Accumulated other comprehensive income (loss)	(1,818)	(653)
Treasury stock, at cost; 1,954,987 shares in 2008 and 1,892,730 in 2007	(24,894)	(24,401)

TOTAL STOCKHOLDERS’ EQUITY	73,287	73,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$824,513	$798,236

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,524	$8,665	$17,142	$17,030
Taxable securities	1,955	1,774	3,532	3,626
Tax exempt securities	705	682	1,403	1,364
Dividends	86	141	229	285
Federal funds sold	77	70	239	98

TOTAL INTEREST AND DIVIDEND INCOME	11,347	11,332	22,545	22,403

INTEREST EXPENSE
Deposits	3,995	4,060	8,167	8,189
Short-term borrowings	390	706	985	1,353
Long-term borrowings	569	592	1,166	1,170

TOTAL INTEREST EXPENSE	4,954	5,358	10,318	10,712

NET INTEREST INCOME	6,393	5,974	12,227	11,691
Provision for loan losses	100	55	210	115

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,293	5,919	12,017	11,576

NONINTEREST INCOME
Service charges on deposit accounts	643	721	1,287	1,401
Bank owned life insurance income	133	5	265	10
Security gains	0	0	194	552
Impairment of securities	(551)	0	(551)	0
Other operating income	419	414	844	774

TOTAL NONINTEREST INCOME	644	1,140	2,039	2,737

NONINTEREST EXPENSES
Salaries and employee benefits	2,802	3,049	5,613	5,987
Occupancy and equipment	733	651	1,454	1,328
State and local taxes	205	226	416	453
Professional fees	143	146	287	293
Other operating expenses	1,212	1,099	2,331	2,228

TOTAL NONINTEREST EXPENSES	5,095	5,171	10,101	10,289

INCOME BEFORE INCOME TAXES	1,842	1,888	3,955	4,024
INCOME TAXES	308	368	697	695

NET INCOME	$1,534	$1,520	$3,258	$3,329

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	(2,889)	(1,527)	(1,165)	(1,369)

COMPREHENSIVE INCOME (LOSS)	$(1,355)	$(7)	$2,093	$1,960

NET INCOME PER SHARE — basic and diluted	$0.12	$0.12	$0.25	$0.26

DIVIDENDS PER SHARE	$0.12	$0.16	$0.28	$0.32

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	Six Months Ended
	June 30,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,258	$3,329
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	210	115
Depreciation and amortization	522	537
Net amortization of securities	126	198
Security gains	(194)	(552)
Impairment of securities	551	0
Federal Home Loan Bank dividends	(115)	0
Increase in bank owned life insurance	(265)	(10)
Net change in other assets and liabilities	(1,003)	(1,839)

NET CASH FROM OPERATING ACTIVITIES	3,090	1,778

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	31,868	20,436
Proceeds from sales of securities available for sale	6,417	2,712
Purchases of securities available for sale	(73,941)	(7,060)
Loan originations and payments, net	4,297	(4,154)
Proceeds from sale of other real estate	43	0
Additions to premises and equipment	(311)	(302)

NET CASH FROM INVESTING ACTIVITIES	(31,627)	11,632

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	40,418	(31,421)
Net change in short-term borrowings	(10,373)	(4,267)
Proceeds from Federal Home Loan Bank borrowings and other debt	5,000	20,000
Repayment of Federal Home Loan Bank borrowings and other debt	(7,828)	(5,835)
Repurchase of common stock	(493)	(2,055)
Cash dividends paid	(3,648)	(4,169)
Proceeds from dividend reinvestment	1,415	1,783

NET CASH FROM FINANCING ACTIVITIES	24,491	(25,964)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,046)	(12,554)

Beginning cash and cash equivalents	31,105	34,038

Ending cash and cash equivalents	$27,059	$21,484

Supplemental cash flow information:
Interest paid	$(10,482)	$(10,865)
Income taxes paid	$(640)	$(310)

Supplemental noncash disclosures:
Transfer of loans to other real estate	$113	$0
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

Securities:
Securities available for sale at June 30, 2008 and December 31, 2007 are summarized as follows:

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
June 30, 2008	Fair Value	Gains	Losses
U.S. Treasury and U.S. Government sponsored enterprises	$44,431	$373	$(254)
Mortgage-backed securities	133,657	292	(2,052)
Obligations of states and political subdivisions	72,982	201	(1,334)

Total debt securities	251,070	866	(3,640)
Equity securities	2,463	67	(89)

TOTALS	$253,533	$933	$(3,729)

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
December 31, 2007	Fair Value	Gains	Losses
U.S. Treasury and U.S. Government sponsored enterprises	$56,876	$352	$(88)
Mortgage-backed securities	88,825	106	(1,249)
Obligations of states and political subdivisions	71,395	303	(451)

Total debt securities	217,096	761	(1,788)
Equity securities	3,055	66	(44)

TOTALS	$220,151	$827	$(1,832)

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
The Corporations’ equity securities include floating rate preferred stock issued by the Federal National Mortgage Association (FNMA). As of June 30, 2008, the Corporation believes the impairment of the Corporation’s holdings of FNMA preferred stock to be other-than-temporary. The impairment charge against income was $551 thousand and the related tax benefit was $188 thousand.

Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Six months ended
(Dollars in Thousands, except	June 30,		June 30,
Per Share Data)	2008	2007	2008	2007
Basic EPS computation
Numerator — Net income	$1,534	$1,520	$3,258	$3,329
Denominator — Weighted average shares outstanding	13,088,891	13,039,436	13,053,483	13,044,026
Basic earnings per share	$.12	$.12	$.25	$.26

Diluted EPS computation
Numerator — Net income	$1,534	$1,520	$3,258	$3,329
Denominator — Weighted average shares outstanding for basic earnings per share	13,088,891	13,039,436	13,053,483	13,044,026
Effect of Stock Options	0	0	0	0

Weighted averages shares for diluted earnings per share	13,088,891	13,039,436	13,053,483	13,044,026

Diluted earnings per share	$.12	$.12	$.25	$.26

Stock options for 42,500 and 48,000 shares were not considered in the computing of diluted earnings per share for 2008 and 2007 respectively because they were antidilutive.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of the change in unrealized gains and losses on securities available for sale, net of reclassification for gains recognized in income.
Contingencies:
The floating rate preferred stock issued by FNMA and held by the Corporation has declined substantially in value since the June 30, 2008 balance sheet date. If, by September 30, 2008, the value of the Corporation’s holdings of this stock does not recover most of the decline that has occurred since June 30, 2008, the Corporation will probably record another charge to earnings for other-than-temporary impairment of this stock.
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In Thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$253,533	$2,463	$244,312	$3,758
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2008:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
(In Thousands)	Asset
Beginning balance, Jan. 1, 2008	$3,762
Total gains or losses (realized / unrealized) Included in other comprehensive income	(72)
Purchases	2,144
Transfers in and / or out of Level 3	(2,076)

Ending balance, June 30, 2008	$3,758
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
(In Thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$107	—	—	$107
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $906 thousand, with a valuation allowance of $799 thousand. The allowance for loan loss is based on management’s judgement after considering factors such as future cash flows on impaired loans, historical loss experience, and current economic conditions. Management believes the allowance for loan loss to be adequate at June 30, 2008.

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
Results of Operations
Comparison of selected financial ratios and other results at or for the three-month and six-month periods ended June 30, 2008 and 2007:

	At or for Three months		At or for Six months
	ended June 30,		ended June 30,
(Dollars in Thousands, except Per Share Data)	2008	2007	2008	2007
Total Assets	$824,513	$795,856	$824,513	$795,856
Net Income	$1,534	$1,520	$3,258	$3,329
Basic and Diluted Earnings per share	$.12	$.12	$.25	$.26
Return on Average Assets (Annualized)	.74%	.76%	.80%	.83%
Return on Average Equity (Annualized)	8.09%	8.12%	8.73%	8.91%
Efficiency Ratio (tax equivalent basis)	62.94%	68.40%	64.55%	69.64%
Equity to Asset Ratio	8.89%	9.27%	8.89%	9.27%
Dividends to Net Income (Year-to-date)	102.35%	137.04%	111.97%	125.23%
Net Loans to Assets	61.13%	63.66%	61.13%	63.66%
Loans to Deposits	80.38%	87.06%	80.38%	87.06%

The Corporation was able to increase earnings performance in the second quarter of 2008 over the same quarter in 2007. For the first six months of 2008, increases in net interest income and decreases in operating expenses provide optimism for the remainder of 2008. Despite the challenging banking environment, management is pleased with the momentum created by these positive results delivered so far in 2008. Management continues to remain focused on the fundamentals of revenue growth and cost containment to improve on the profitability of the corporation. Our industry continues to be under the scrutiny of the markets as loan losses continue to mount and adequate capital levels are being stressed at selected financial institutions. As we move into the second half of 2008, the corporation’s management team plans to execute on various strategic initiatives that will help drive the growth and retention goals for our corporation and generate a greater return on value for our loyal shareholder base.
Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (4) (5)	$503,042	$8,605	6.88%	$506,202	$8,755	6.94%
Taxable securities	177,804	1,955	4.42	171,710	1,774	4.14
Tax-exempt securities (5)	71,900	1,055	5.90	69,944	1,016	5.83
Equity Securities (2) (5)	8,235	92	4.49	9,046	163	7.23
Federal funds sold	15,301	77	2.02	5,330	70	5.27

Total earning assets	776,282	11,784	6.11	762,232	11,778	6.20

NONEARNING ASSETS

Cash and due from banks	22,680			22,035
Premises and equipment	14,436			14,667
Allowance for Loan Losses	(5,492)			(5,596)
Unrealized gains (losses) on securities	912			(2,232)
Other assets (3)	20,803			11,747

Total Assets	$829,621			$802,853

INTEREST-BEARING LIABILITIES

Time deposits	293,525	3,194	4.38%	$266,744	$3,102	4.66%
Savings deposits	180,446	688	1.53	168,075	815	1.94
Demand deposits	98,167	113	0.46	98,325	143	0.58
Short term borrowings	65,642	390	2.39	79,193	706	3.56
Long term borrowings	49,957	569	4.58	50,557	592	4.72

Total Interest-Bearing Liabilities	687,737	4,954	2.90	662,894	5,358	3.24

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	62,650			59,192
Other Liabilities	3,813			5,649
Stockholders’ equity	75,421			75,118

Total Liabilities and Stockholders’ Equity	$829,621			$802,853

Net interest income and interest rate spread		$6,830	3.21%		$6,420	2.96%

Net interest margin			3.54%			3.38%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Interest on loans includes fee income of $458 thousand and $462 thousand for 2008 and 2007 respectively.

(5)	For 2008, adjustments of $81 thousand, $350 thousand, and $6 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. For 2007, adjustments of $90 thousand, $331 thousand, and $22 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (4) (5)	$505,455	$17,305	6.88%	$505,321	$17,209	6.87%
Taxable securities	163,605	3,532	4.34	174,854	3,626	4.18
Tax-exempt securities (5)	71,637	2,101	5.90	69,962	2,042	5.89
Equity Securities (2) (5)	8,207	256	6.27	9,677	327	6.81
Federal funds sold	18,647	239	2.58	3,737	98	5.29

Total earning assets	767,551	23,433	6.14	763,551	23,302	6.15

NONEARNING ASSETS

Cash and due from banks	22,755			22,224
Premises and equipment	14,445			14,689
Allowance for Loan Losses	(5,489)			(5,590)
Unrealized gains (losses) on securities	696			(2,325)
Other assets (3)	20,730			11,940

Total Assets	$820,688			$804,489

INTEREST-BEARING LIABILITIES

Time deposits	$289,677	$6,519	4.53%	$269,902	$6,177	4.62%
Savings deposits	171,855	1,413	1.65	171,643	1,730	2.03
Demand deposits	97,216	236	0.49	98,140	282	0.58
Short term borrowings	70,021	985	2.83	74,937	1,353	3.58
Long term borrowings	51,048	1,166	4.59	50,076	1,170	4.79

Total Interest-Bearing Liabilities	679,817	10,319	3.05	664,698	10,712	3.25

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	60,996			58,929
Other Liabilities	4,855			5,486
Stockholders’ equity	75,020			75,376

Total Liabilities and Stockholders’ Equity	$820,688			$804,489

Net interest income and interest rate spread		$13,114	3.09%		$12,590	2.90%

Net interest margin			3.44%			3.33%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Interest on loans includes fee income of $797 thousand and $867 thousand for 2008 and 2007 respectively.

(5)	For 2008, adjustments of $163 thousand, $698 thousand, and $27 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. For 2007, adjustments of $179 thousand, $678 thousand, and $42 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Taxable equivalent net interest income. Taxable equivalent net interest income for the first six-months ended June 30, 2008 totaled $13.11 million, an increase of $524 thousand or 4.16% compared to the first six-months of 2007. Although the yield on earning assets decreased by a single basis point over the past 12 months, the net interest margin benefited from a 20 basis point decrease in the cost of interest-bearing liabilities, resulting in an overall 11 basis point increase in the net interest margin. Average time deposits increased by $19.78 million or 7.33% over the prior year six-month period. Although the average time deposits increased by nearly $20 million interest expense related to these deposits showed an increase of only $342 thousand or 5.54% over that same period.
Taxable equivalent net interest income for the quarter ended June 30, 2008 totaled $6.83 million, an increase of $410 thousand or 6.39% compared to the quarter ended June 30, 2007. The yield on earning assets decreased by 9 basis points and the cost of interest-bearing liabilities decreased by 34 basis points over the past 12 months to positively impact the net interest margin. The net interest margin has made improvement over the prior six-month period as management continues to monitor and control the corporation’s cost of funds and stabilize the asset yields as much as possible.
Noninterest Income. Total noninterest income for the six-month period ended June 30, 2008 decreased by $698 thousand or 25.50% compared to the same period in 2007. This decrease is mainly due to a $551 thousand impairment charge and a $358 thousand decrease in security gains that was partially offset by an increase in bank owned life insurance income of $255 thousand.
Total noninterest income for the three-month period ended June 30, 2008 decreased by $496 thousand or 43.51% compared to the same period in 2007. This decrease is due to the $551 thousand impairment charge. Excluding the impairment charge non-interest income was $1.195 million in the second quarter of 2008, compared to $1.140 million in the second quarter in 2007, an increase of 4.8%.
Noninterest Expense. Noninterest expense was $10.10 million for the first six months of 2008 compared to $10.29 million for the same period in 2007. This amounts to a decrease of 1.83%.
Noninterest expense was $5.10 million for the quarter ended June 30, 2008 compared to $5.17 million for the same quarter in 2007. The decrease in non-interest expense is attributable to the reduction in salary expense and health insurance premiums. Management has continued to find ways to contain costs in these areas as staffing levels have been adjusted and changes initiated in the employee health insurance plan.
The efficiency ratio decreased to 64.55% for the first six months of 2008 compared to 69.64% for the first six months of 2007. The ratio was positively impacted by the improvement in taxable equivalent net interest income and a lower level of noninterest expenses. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor the efficiency ratio.
Income Taxes. Income tax expense totaled $697 thousand for the first six months of 2008 and $695 thousand for the first six months of 2007. The effective tax rate for the first six months of 2008 was 17.62% compared to 17.27% for the same time in 2007.
Income tax expense totaled $308 thousand for the quarter ended June 30, 2008 and $368 thousand for the quarter ended June 30, 2007, a decrease of 16.30%. The decrease can be attributed to the recording of the impairment charge.
Other Comprehensive Income. For the first six months of 2008, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized loss of $1.17 million compared to an unrealized loss of $1.37 million for the same period in 2007. The second quarter also had an unrealized loss of $2.89 million compared to an unrealized loss of $1.53 million for the same quarter in 2007. Management believes the decrease in fair value through June 30, 2008 is largely due to the volatility of the securities market and the fair value of these securities is expected to recover as principal payments are received and they approach their maturity date. Management has the intent and ability to hold these securities for the foreseeable future.

Financial Condition
Total assets increased $26.28 million or 3.29% since December 31, 2007, as the Corporation also experienced an increase in deposit balances. Capital ratios remain strong, as shown by the ratio of equity to total assets at June 30, 2008 of 8.89%.
Securities. Securities available for sale increased $33.38 million. Security purchases were funded by the $40.42 million increase in deposits. The Corporation sold $6.42 million in market value of securities for sale, resulting in a gain of $194 thousand. In addition, there was a $1.79 million increase in the net unrealized losses on securities during the first six months of 2008.
Loans. Gross loans decreased $4.59 million since December 31, 2007. Commercial Real Estate loans decreased $5.73 million or 2.98% since December 31, 2007. Indirect installment loans also declined, down $8.04 million or 8.74%. These declines were partially offset by a $10.19 million increase in commercial and industrial loans. On a fully tax equivalent basis, loans contributed 73.85% of total interest income for the six months ended June 30, 2008 and June 30, 2007.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	6/30/08	3/31/08	12/31/07	9/30/07	6/30/07
Nonperforming loans	$2,879	$2,347	$2,361	$2,890	$2,567
Nonperforming loans as a % of total loans	.57%	.46%	.46%	.56%	.50%
Allowance for loan losses	$5,487	$5,457	$5,459	$5,591	$5,593
Allowance for loan losses as a % of loans	1.08%	1.08%	1.06%	1.09%	1.09%
Allowance for loan losses as a % of nonperforming loans	190.59%	232.51%	231.22%	193.46%	217.88%
The allowance for loan losses as a percentage of loans at June 30, 2008 is 1.08%, up from the December 31, 2007 amount of 1.06%. The provision for loan losses for the first six months of 2008 and 2007 was $210 thousand and $115 thousand, respectively. Net charge-offs totaled $183 thousand for the first six months of 2008 up from $116 thousand for the first six months of 2007. The provision closely tracks net charge-offs. During 2008 approximately 66% of gross charge-offs have occurred in the indirect loan portfolio compared to 64% in 2007. Non-performing loans to total loans have increased from .46% as of December 31, 2007 to .57% as of June 30, 2008. The ratio of the allowance for loan losses (ALLL) to non-performing loans was 191%.
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

Deposits. Total deposits increased $40.42 million since December 31, 2007. Balances in the Corporation’s time deposits increased $13.65 million or 4.97% between December 31, 2007 and June 30, 2008. Money market accounts increased $20.52 million since December 31, 2007. The Company continues to price deposit rates to remain competitive within the market and to retain customers.
Borrowings. Total borrowings decreased $13.20 million or 10.42% since December 31, 2007. The Corporation used some of the increase in deposits to reduce securities sold under repurchase agreements, which decreased $10.26 million during the six-month period.
Capital Resources. Total stockholders’ equity decreased slightly from $73.92 million at December 31, 2007 to $73.29 million at June 30, 2008. During the first six months of 2008, the mark to market adjustment of securities decreased accumulated other comprehensive income by $1.17 million and the repurchase of treasury stock decreased stockholders’ equity by $493 thousand.
The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 2008 the Corporation’s total risk-based capital ratio stood at 14.99%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 13.97% and 9.06%, respectively. Management believes, as of June 30, 2008, that the Corporation and Bank meet all capital adequacy requirements to which they are subject.
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
The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2008, net cash used in investing activities amounted to $31.63 million compared to $11.63 million provided by investing activities for the same period in 2007. Purchases of securities available for sale amounted to $73.94 million in 2008 compared to $7.06 million in 2007. Net loans decreased by $4.34 million during this year’s first six-month period and increased $4.15 million over the same six-month period in 2007. The decreases in net loans during 2008 compared to 2007 can be attributed to the volatile local and national economic conditions.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $24.49 million for the first six months of 2008 compared to $25.96 million used by financing activities for the same period in 2007. Most of this change is a result of the net increase in deposits. Deposits increased $40.42 million for the six-month period ended June 30, 2008 compared to a $31.42 million decrease for the same period in 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Corporation’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of the Corporation are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Corporation.
The Corporation considers the primary market exposure to be interest rate risk. Simulation analysis is used to monitor the Corporation’s exposure to changes in interest rates, and the effect of the change to net interest income. The following table shows the effect on net interest income and the net present value of equity in the event of a sudden and sustained 200 basis point increase or decrease in market interest rates:

Changes In
Interest Rate	June 30, 2008	ALCO
(basis points)	Result	Guidelines
Net Interest Income Change
+200	-9.6%	15.00%
-200	6.9%	15.00%
Net Present Value Of Equity Change
+200	-10.71%	20.00%
-200	3.51%	20.00%
The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using June 30, 2008 amounts as a base case, and considering the increase in securities and deposit liabilities, and the volatile financial markets, the Corporation’s change in net interest income would still be within the board mandated limits.
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
On June 10, 2008, the Corporation announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.9% or approximately 638 thousand shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in June 2009.
The following table summarizes the treasury stock purchased by the issuer during the second quarter of 2008:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Program	the Program
April 1-30	16	$7.88	16	339,867
May 1-31	8,000	$8.42	8,000	331,867
June 1-30	14,180	$7.84	14,180	623,820

TOTAL	22,196	$8.05	22,196	623,820

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
During the second quarter of 2008, the Corporation recorded a non-operating after-tax charge of $363 thousand representing a reclassification and recognition of an other-than-temporary impairment of securities. The charge is directly related to $2.2 million of Fannie Mae Series F preferred stock that is held in the Securities portfolio.
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
FARMERS NATIONAL BANC CORP.
Dated: August 8, 2008

/s/ Frank L. Paden
Frank L. Paden
President and Secretary
Dated: August 8, 2008

/s/ Carl D. Culp
Carl D. Culp
Executive Vice President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	906 Certification of Chief Executive Officer (Filed herewith)

32.b	906 Certification of Chief Financial Officer (Filed herewith)