Form 10-Q
period 2008-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2008-11-07
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common Stock, No Par Value	13,187,914 shares

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands of Dollars)
	September 30,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$21,734	$25,022
Federal funds sold	10,795	6,083

TOTAL CASH AND CASH EQUIVALENTS	32,529	31,105

Securities available for sale	274,373	220,151

Loans	529,890	514,106
Less allowance for loan losses	5,433	5,459

NET LOANS	524,457	508,647

Premises and equipment, net	14,246	14,516
Bank owned life insurance	10,887	10,490
Other assets	15,565	13,327

TOTAL ASSETS	$872,057	$798,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$64,655	$61,574
Interest-bearing	585,202	531,854

TOTAL DEPOSITS	649,857	593,428

Short-term borrowings	97,584	74,174
Long-term borrowings	47,229	52,455
Other liabilities	4,090	4,259

TOTAL LIABILITIES	798,760	724,316

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 15,190,956 in 2008 and 14,921,106 in 2007	93,747	91,741
Retained earnings	6,264	7,233
Accumulated other comprehensive income (loss)	(1,678)	(653)
Treasury stock, at cost; 1,976,615 shares in 2008 and 1,892,730 in 2007	(25,036)	(24,401)

TOTAL STOCKHOLDERS’ EQUITY	73,297	73,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$872,057	$798,236

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,839	$8,907	$25,981	$25,937
Taxable securities	2,131	1,711	5,663	5,337
Tax exempt securities	667	682	2,070	2,046
Dividends	88	145	317	430
Federal funds sold	83	98	322	196

TOTAL INTEREST AND DIVIDEND INCOME	11,808	11,543	34,353	33,946

INTEREST EXPENSE
Deposits	3,859	4,145	12,026	12,334
Short-term borrowings	512	752	1,497	2,105
Long-term borrowings	551	651	1,717	1,821

TOTAL INTEREST EXPENSE	4,922	5,548	15,240	16,260

NET INTEREST INCOME	6,886	5,995	19,113	17,686
Provision for loan losses	350	70	560	185

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,536	5,925	18,553	17,501

NONINTEREST INCOME
Service charges on deposit accounts	724	736	2,011	2,137
Bank owned life insurance income	132	5	397	14
Security gains	329	9	523	561
Impairment of securities	(1,844)	0	(2,395)	0
Other operating income	410	405	1,254	1,180

TOTAL NONINTEREST INCOME	(249)	1,155	1,790	3,892

NONINTEREST EXPENSES
Salaries and employee benefits	2,907	2,924	8,520	8,911
Occupancy and equipment	725	656	2,179	1,984
State and local taxes	201	226	617	679
Professional fees	197	133	484	426
Other operating expenses	1,239	1,076	3,570	3,304

TOTAL NONINTEREST EXPENSES	5,269	5,015	15,370	15,304

INCOME BEFORE INCOME TAXES	1,018	2,065	4,973	6,089
INCOME TAXES	19	432	716	1,127

NET INCOME	$999	$1,633	$4,257	$4,962

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	140	1,450	(1,025)	81

COMPREHENSIVE INCOME (LOSS)	$1,139	$3,083	$3,232	$5,043

NET INCOME PER SHARE — basic and diluted	$0.08	$0.13	$0.33	$0.38

DIVIDENDS PER SHARE	$0.12	$0.16	$0.40	$0.48

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARY
(Unaudited)

	(In Thousands except Per Share Data)
	Nine Months Ended
	September 30,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,257	$4,962
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	560	185
Depreciation and amortization	801	765
Net amortization of securities	202	283
Security gains	(523)	(561)
Impairment of securities	2,395	0
Federal Home Loan Bank dividends	(176)	0
Increase in bank owned life insurance	(397)	(14)
Net change in other assets and liabilities	(1,702)	(2,260)

NET CASH FROM OPERATING ACTIVITIES	5,417	3,360

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	48,795	32,104
Proceeds from sales of securities available for sale	30,997	2,720
Purchases of securities available for sale	(137,665)	(11,580)
Loan originations and payments, net	(16,528)	(6,352)
Proceeds from sale of other real estate	113	0
Additions to premises and equipment	(463)	(450)

NET CASH FROM INVESTING ACTIVITIES	(74,751)	16,442

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	56,429	(32,890)
Net change in short-term borrowings	23,410	8,061
Proceeds from Federal Home Loan Bank borrowings and other debt	5,000	20,000
Repayment of Federal Home Loan Bank borrowings and other debt	(10,226)	(7,099)
Repurchase of common stock	(635)	(3,548)
Cash dividends paid	(5,226)	(6,240)
Proceeds from dividend reinvestment	2,006	2,558

NET CASH FROM FINANCING ACTIVITIES	70,758	(19,158)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,424	644

Beginning cash and cash equivalents	31,105	34,038

Ending cash and cash equivalents	$32,529	$34,682

Supplemental cash flow information:
Interest paid	$15,498	$16,350
Income taxes paid	$1,045	$755

Supplemental noncash disclosures:
Transfer of loans to other real estate	$158	$0
See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation:
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Farmers National Bank of Canfield. All significant intercompany balances and transactions have been eliminated in the consolidation.
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

Securities:
Securities available for sale at September 30, 2008 and December 31, 2007 are summarized as follows:

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
September 30, 2008	Fair Value	Gains	Losses
U.S. Treasury and U.S. Government sponsored enterprises	$46,485	$95	$(244)
Mortgage-backed securities	166,980	588	(854)
Obligations of states and political subdivisions	60,270	148	(2,309)

Total debt securities	273,735	831	(3,407)
Equity securities	638	60	(66)

TOTALS	$274,373	$891	$(3,473)

		Gross	Gross
(In Thousands of Dollars)		Unrealized	Unrealized
December 31, 2007	Fair Value	Gains	Losses
U.S. Treasury and U.S. Government sponsored enterprises	$56,876	$352	$(88)
Mortgage-backed securities	88,825	106	(1,249)
Obligations of states and political subdivisions	71,395	303	(451)

Total debt securities	217,096	761	(1,788)
Equity securities	3,055	66	(44)

TOTALS	$220,151	$827	$(1,832)

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
The Corporations’ equity securities include floating rate preferred stock issued by the Federal National Mortgage Association (FNMA). As of September 30, 2008, the Corporation believes the impairment of the Corporation’s holdings of FNMA preferred stock to be other-than-temporary. The impairment charge for the third quarter was $1.84 million and the related tax benefit was $627 thousand. The Corporation made a similar determination as of June 30. 2008 and recognized an other-than-temporary impairment charge of $551 thousand with a related tax benefit of $188 thousand during the second quarter of 2008. As a result, the total impairment charge for the nine months ended September 30, 2008 was $2.395 million with a related tax benefit of $814 thousand.

Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands, except Per Share Data)	2008	2007	2008	2007
Basic EPS computation
Numerator — Net income	$999	$1,633	$4,257	$4,962
Denominator — Weighted average shares outstanding	13,139,005	12,982,677	13,082,198	13,023,352
Basic earnings per share	$.08	$.13	$.33	$.38

Diluted EPS computation
Numerator — Net income	$999	$1,633	$4,257	$4,962
Denominator — Weighted average shares outstanding for basic earnings per share	13,139,005	12,982,677	13,082,198	13,023,352
Effect of Stock Options	0	0	0	0

Weighted averages shares for diluted earnings per share	13,139,005	12,982,677	13,082,198	13,023,352

Diluted earnings per share	$.08	$.13	$.33	$.38

Stock options for 47,500 and 48,000 shares were not considered in the computing of diluted earnings per share for 2008 and 2007 respectively because they were antidilutive.
Stock Based Compensation:
The Corporation’s Stock Option Plan, which is shareholder-approved, permits the grant of share options to its directors, officers and employees for up to 375,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant, those option awards have vesting periods of 5 years and have 10-year contractual terms. During the current quarter 5,000 options were issued in addition to the 42,500 options that remain from the 2001 issue. All options issued in 2001 became fully vested in 2006
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Total compensation cost charged against income for the stock option plan for the quarter ended September 30, 2008 was not material. No related income tax benefit was recorded.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of the change in unrealized gains and losses on securities available for sale, net of reclassification for gains recognized in income.
Contingencies:
The floating rate preferred stock issued by FNMA and held by the Corporation has continued to decline in value since the September 30, 2008 balance sheet date. If, by December 31, 2008, the value of the Corporation’s holdings of this stock does not recover the Corporation will probably record another charge to earnings for other-than-temporary impairment of this stock. The book value of the Corporation’s holdings in this stock was $330 thousand at September 30, 2008. However, if an additional impairment charge is determined to be necessary, the after tax income statement impact would not be material.

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Sept. 30,	Assets	Inputs	Inputs
(In Thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$274,373	$638	$255,948	$17,787
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2008:

Fair Value Measurements
Using Significant
Unobservable Inputs
(In Thousands)	(Level 3)
Asset
Beginning balance, Jan. 1, 2008	$3,762
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(108)
Purchases	16,209
Transfers in and / or out of Level 3	(2,076)

Ending balance, September 30, 2008	$17,787
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Sept. 30,	Identical Assets	Inputs	Inputs
(In Thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$78	—	—	$78

The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $584 thousand, with a valuation allowance of $506 thousand. The allowance for loan loss is based on management’s judgement after considering factors such as expected future cash flows on impaired loans, historical loss experience, and current economic conditions. Management believes the allowance for loan loss to be adequate at September 30, 2008.

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
Overview
The Corporation’s strategies are to continue efforts to increase the level of noninterest-bearing deposits while remaining focused on lowering the overall cost of funds; to responsibly grow the balances in the loan portfolios while continuing to maintain underwriting standards and yields in a declining interest rate environment; and to increase earnings to support the current cash dividend plan and maintain the well capitalized classification.

Results of Operations
Comparison of selected financial ratios and other results at or for the three-month and nine-month periods ended September 30, 2008 and 2007:

	At or for Three Months		At or for Nine Months
	Ended September 30,		Ended September 30,
(Dollars in Thousands, except Per Share Data)	2008	2007	2008	2007
Total Assets	$872,057	$805,607	$872,057	$805,607
Net Income	$999	$1,633	$4,257	$4,962
Basic and Diluted Earnings per share	$.08	$.13	$.33	$.38
Return on Average Assets (Annualized)	.46%	.81%	.68%	.83%
Return on Average Equity (Annualized)	5.47%	8.84%	7.68%	8.88%
Efficiency Ratio (tax equivalent basis)	60.77%	66.09%	63.20%	68.44%
Equity to Asset Ratio	8.41%	9.19%	8.41%	9.19%
Dividends to Net Income	157.86%	126.76%	122.76%	125.74%
Net Loans to Assets	60.14%	63.15%	60.14%	63.15%
Loans to Deposits	81.54%	87.65%	81.54%	87.65%
Despite lower net earnings, the Corporation was able to achieve favorable success in key areas, including loan growth, deposit growth, increases in net interest income and improvement in the efficiency ratio. The lower net earnings are a direct result of the other-than-temporary impairment charges that were recognized during the first nine months of this year. Excluding the non-cash charge to record the other-than-temporary impairment of securities, the Corporation earned $5.838 million for the first nine-month period compared to $4.962 million reported at this time in 2007. This represents a 17.65% increase in earnings. During this past quarter, the United States Department of the Treasury and the Federal Housing Finance Agency announced that the Federal Housing Finance Agency was placing Fannie Mae and Freddie Mac under conservatorship. At the close of business on November 4, 2008 the market value of the Fannie Mae preferred stock was $255 thousand. The book value and market value at September 30, 2008 was $330 thousand. It is unclear at this time when or if the market value of these securities will improve. If an additional other-than-temporary impairment charge is required at year end, the after tax exposure would not be material to the Corporation. We plan to continue to monitor this matter and see how this whole issue evolves and what transpires under the Emergency Economic Stabilization Act of 2008. From an operating perspective, management is very encouraged with the earnings performance delivered so far in 2008. The industry continues to be under the scrutiny of the markets as loan losses continue to mount and adequate capital levels are being stressed at selected financial institutions.
Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (4) (5)	$516,405	$8,946	6.89%	$510,901	$8,993	6.98%
Taxable securities	191,569	2,131	4.43	164,657	1,711	4.12
Tax-exempt securities (5)	67,846	1,000	5.86	70,066	1,023	5.79
Equity Securities (2) (5)	7,725	94	4.84	9,048	165	7.24
Federal funds sold	18,662	83	1.77	7,962	98	4.88

Total earning assets	802,207	12,254	6.08	762,634	11,990	6.24

NONEARNING ASSETS

Cash and due from banks	24,557			20,819
Premises and equipment	14,366			14,579
Allowance for Loan Losses	(5,371)			(5,614)
Unrealized gains (losses) on securities	(2,839)			(3,495)
Other assets (3)	22,903			12,010

Total Assets	$855,823			$800,933

INTEREST-BEARING LIABILITIES

Time deposits	287,584	2,977	4.12%	$267,170	$3,184	4.73%
Savings deposits	194,813	766	1.56	164,382	825	1.99
Demand deposits	98,399	116	0.47	96,957	136	0.56
Short term borrowings	83,907	512	2.43	80,088	752	3.71
Long term borrowings	48,270	551	4.54	55,060	651	4.69

Total Interest-Bearing Liabilities	712,973	4,922	2.75	663,657	5,548	3.32

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	65,734			58,197
Other Liabilities	4,486			5,616
Stockholders’ equity	72,630			73,463

Total Liabilities and Stockholders’ Equity	$855,823			$800,933

Net interest income and interest rate spread		$7,332	3.33%		$6,442	2.92%

Net interest margin			3.64%			3.35%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Interest on loans includes fee income of $530 thousand and $439 thousand for 2008 and 2007 respectively.

(5)	For 2008, adjustments of $107 thousand, $333 thousand, and $6 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. For 2007, adjustments of $86 thousand, $341 thousand, and $20 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (4) (5)	$509,107	$26,251	6.89%	$507,198	$26,202	6.91%
Taxable securities	173,296	5,663	4.37	171,428	5,337	4.16
Tax-exempt securities (5)	70,391	3,101	5.88	69,996	3,065	5.85
Equity Securities (2) (5)	7,684	350	6.08	9,465	492	6.95
Federal funds sold	18,631	322	2.31	5,133	196	5.11

Total earning assets	779,109	35,687	6.12	763,220	35,292	6.18

NONEARNING ASSETS

Cash and due from banks	23,367			21,752
Premises and equipment	14,419			14,652
Allowance for Loan Losses	(5,462)			(5,598)
Unrealized gains (losses) on securities	(491)			(2,721)
Other assets (3)	21,467			12,045

Total Assets	$832,409			$803,350

INTEREST-BEARING LIABILITIES

Time deposits	$288,978	$9,495	4.39%	$268,981	$9,361	4.65%
Savings deposits	179,540	2,179	1.62	169,199	2,555	2.02
Demand deposits	97,614	352	0.48	97,739	418	0.57
Short term borrowings	74,627	1,497	2.68	77,068	2,105	3.63
Long term borrowings	50,119	1,717	4.58	51,339	1,821	4.75

Total Interest-Bearing Liabilities	690,878	15,240	2.95	664,326	16,260	3.27

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	62,179			58,678
Other Liabilities	5,322			5,613
Stockholders’ equity	74,030			74,733

Total Liabilities and Stockholders’ Equity	$832,409			$803,350

Net interest income and interest rate spread		$20,447	3.17%		$19,032	2.91%

Net interest margin			3.51%			3.33%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Interest on loans includes fee income of $1.329 million and $1.306 million for 2008 and 2007 respectively.

(5)	For 2008, adjustments of $270 thousand, $1.031 million, and $33 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. For 2007, adjustments of $265 thousand, $1.019 million, and $62 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Taxable equivalent net interest income. Taxable equivalent net interest income for the first nine months ended September 30, 2008 totaled $20.45 million, an increase of $1.42 million or 7.43% compared to the first nine months of 2007. Although the yield on earning assets decreased by six basis points over the past 12 months, the net interest margin benefited from a 32 basis point decrease in the cost of interest-bearing liabilities, resulting in an overall 18 basis point increase in the net interest margin. Average time deposits increased by $20 million or 7.43% over the prior year nine-month period. Although the average time deposits increased by $20 million, interest expense related to these deposits showed an increase of only $134 thousand or 1.43% over that same period.
Taxable equivalent net interest income for the quarter ended September 30, 2008 totaled $7.33 million, an increase of $890 thousand or 13.82% compared to the quarter ended September 30, 2007. The yield on earning assets decreased by 16 basis points and the cost of interest-bearing liabilities decreased by 57 basis points over the past 12 months to positively impact the net interest margin. The net interest margin has made improvement over the prior nine-month period as management was able to control the cost of funds because the Corporation’s balance sheet is liability sensitive and in the current market of falling interest rates, liabilities are repricing faster than assets.
Noninterest Income. Total noninterest income for the nine-month period ended September 30, 2008 decreased by $2.10 million or 54.01% compared to the same period in 2007. This decrease is mainly due to a $2.40 million impairment charge that was partially offset by an increase in bank owned life insurance income of $383 thousand. Excluding the impairment charge, non-interest income was $4.19 million during the first nine months of 2008, compared to $3.89 million in 2007, an increase of 7.53% which was the result of the additional BOLI income and a reduction in service charge income.
Total noninterest income for the three-month period ended September 30, 2008 decreased by $1.40 million or 121.50% compared to the same period in 2007. This decrease is due to the $1.84 million impairment charge. Excluding the impairment charge and security gains, non-interest income was $1.27 million in the third quarter of 2008, compared to $1.15 million in the third quarter in 2007, an increase of 10.47% which was the result of BOLI income and gains on investment security sales.
Noninterest Expense. Noninterest expense was $15.37 million for the first nine months of 2008 compared to $15.30 million for the same period in 2007. This amounts to an increase of .43%.
Noninterest expense was $5.27 million for the quarter ended September 30, 2008 compared to $5.02 million for the same quarter in 2007. The increase in non-interest expense is attributable to the increase in professional fees, as legal counsel is now outsourced and other operating expenses as a result of the additional marketing of brand imaging.
The efficiency ratio decreased to 63.20% for the first nine months of 2008 compared to 68.44% for the first nine months of 2007. The ratio was positively impacted by the improvement in taxable equivalent net interest income, while maintaining the level of non-interest expenses. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor the efficiency ratio.
Income Taxes. Income tax expense totaled $716 thousand for the first nine months of 2008 and $1.13 million for the first nine months of 2007. The effective tax rate for the first nine months of 2008 was 14.40% compared to 18.51% for the same time in 2007. The effective tax rate is lower for the current period due to the impact of the impairment charge on securities and the consistent level of tax exempt income had on a lower pre-tax income base.
Income tax expense totaled $19 thousand for the quarter ended September 30, 2008 and $432 thousand for the quarter ended September 30, 2007, a decrease of 95.62%. The decrease can be attributed to the $627 thousand tax benefit of recording the impairment charge.

Other Comprehensive Income. For the first nine months of 2008, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized loss of $1.03 million compared to an unrealized gain of $81 thousand for the same period in 2007. However, the third quarter had an unrealized gain of $140 thousand, compared to an unrealized gain of $1.45 million for the same quarter in 2007. Management believes the decrease in fair value through September 30, 2008 is largely due to the volatility of the securities market and the fair value of these securities is expected to recover as principal payments are received and they approach their maturity date. Management has the intent and ability to hold these securities for the foreseeable future.
Financial Condition
Total assets increased $73.82 million or 9.25% since December 31, 2007, as the Corporation also experienced an increase in deposit balances. Capital ratios remain strong, as shown by the ratio of equity to total assets at September 30, 2008 of 8.41%.
Securities. Securities available for sale increased $54.22 million. Security purchases of $137.67 million were funded by the $56.43 million increase in deposits and maturing securities of $48.80 million. The Corporation sold $31 million in market value of available-for-sale securities, resulting in a gain of $523 thousand. In addition, there was a $1.58 million increase in the net unrealized losses on securities during the first nine months of 2008.
Loans. Gross loans increased $15.78 million since December 31, 2007. Commercial and industrial loans increased by $21.21 million or 46.26% since December 31, 2007. This increase was partially offset by a $4.02 million or 4.37% decrease in indirect installment loans and a $2.97 million or 1.54% decrease in commercial real estate loans. On a fully tax equivalent basis, loans contributed 73.56% of total interest income for the nine months ended September 30, 2008 and 74.24% for the same period in 2007.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	9/30/08	6/30/08	3/31/08	12/31/07	9/30/07
Nonperforming loans	$3,088	$2,879	$2,347	$2,361	$2,890
Nonperforming loans as a % of total loans	.58%	.57%	.46%	.46%	.56%
Allowance for loan losses	$5,433	$5,487	$5,457	$5,459	$5,591
Allowance for loan losses as a % of loans	1.03%	1.08%	1.08%	1.06%	1.09%
Allowance for loan losses as a % of nonperforming loans	175.94%	190.59%	232.51%	231.22%	193.46%
The allowance for loan losses as a percentage of loans at September 30, 2008 is 1.03%, down from the December 31, 2007 amount of 1.06%. The provision for loan losses for the first nine months of 2008 and 2007 was $560 thousand and $185 thousand, respectively. Net charge-offs totaled $586 thousand for the first nine months of 2008 up from $189 thousand for the first nine months of 2007. The provision closely tracks net charge-offs. During 2008 approximately 47% of gross charge-offs have occurred in the indirect loan portfolio compared to 69% in 2007. Non-performing loans to total loans have increased from .46% as of December 31, 2007 to .58% as of September 30, 2008. This increase is primarily the result of a combination of residential real estate and commercial real estate loans that meet the criteria of non-performing, which are loans in the non-accrual status or are delinquent greater than 90 days. The ratio of the allowance for loan losses to non-performing loans was 176%. Despite the increase in non-performing loans, the allowance as a percentage of total loans declined due to the increase in loan balances and that the Corporation was able to reduce the amount of specific allocations on impaired loans.

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
Deposits. Total deposits increased $56.43 million since December 31, 2007. Balances in the Corporation’s time deposits increased $12.26 million or 4.47% between December 31, 2007 and September 30, 2008. Money market accounts increased $39.34 million or 43.76% since December 31, 2007 as customers moved investment dollars from the equity markets seeking liquidity and security. The Company continues to price deposit rates to remain competitive within the market and to retain customers.
Borrowings. Total borrowings increased $18.18 million or 14.36% since December 31, 2007. The increase in borrowings was due to the increase in securities sold under repurchase agreements, which increased $23.55 million during the nine-month period.
Capital Resources. Total stockholders’ equity decreased from $73.92 million at December 31, 2007 to $73.30 million at September 30, 2008. During the first nine months of 2008, the mark to market adjustment of securities decreased accumulated other comprehensive income by $1.03 million and the repurchase of treasury stock decreased stockholders’ equity by $635 thousand. Additionally, dividends paid to shareholders exceeded net income for the nine months ended September 30, 2008 by $969 thousand. These declines were partially offset by reinvestment of dividends totaling $2.01 million.
The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 2008 the Corporation’s total risk-based capital ratio stood at 14.40%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 13.42% and 8.73%, respectively. Management believes that the Corporation and Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2008.
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

Liquidity
The Corporation maintains, in the opinion of management, liquidity sufficient to satisfy depositors’ requirements and meet the credit needs of customers. The Corporation depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Corporation’s ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition. The Corporation’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of liquidity for the Corporation includes assets considered relatively liquid, such as federal funds sold, cash and due from banks, as well as cash flows from maturities and repayments of loans, and securities.
The primary investing activities of the Company are originating loans and purchasing securities. During the first nine months of 2008, net cash used in investing activities amounted to $74.75 million compared to $16.44 million provided by investing activities for the same period in 2007. Purchases of securities available for sale amounted to $137.67 million in 2008 compared to $11.58 million in 2007. Net loans increased by $16.53 million during this year’s first nine-month period and increased $6.35 million over September 30, 2007. The increases in net loans during 2008 compared to 2007 can be attributed to an increased portfolio of commercial and industrial loans.
The primary financing activities of the Corporation are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $70.76 million for the first nine months of 2008 compared to $19.16 million used by financing activities for the same period in 2007. Most of this change is a result of the net increase in deposits. Deposits increased $56.43 million for the nine-month period ended September 30, 2008 compared to a $32.89 million decrease for the same period in 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Corporation’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of the Corporation are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Corporation. Additionally, the Corporation’s balance sheet is currently liability sensitive and in a falling interest rate environment that exists today, the Corporation’s net interest margin should continue to improve.
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

Changes In Interest Rate	September 30, 2008	ALCO
(basis points)	Result	Guidelines
Net Interest Income Change
+200	-9.8%	15.00%
-200	2.1%	15.00%
Net Present Value Of Equity Change
+200	-16.87%	20.00%
-200	0.01%	20.00%

The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using September 30, 2008 amounts as a base case, and considering the increase in securities and deposit liabilities, and the volatile financial markets, the Corporation’s change in net interest income would still be within the board mandated limits.
The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
Based on their evaluation, as of the end of the period covered by this quarterly report, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes over the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, Farmers National Bank was named a defendant in a lawsuit filed in September 2005. The Plaintiff in the lawsuit alleges that Farmers National Bank is indebted to the Plaintiff for withdrawals from the Plaintiff’s account by the Plaintiff’s former agent, which the Plaintiff claims were unauthorized. The Plaintiff was seeking damages in excess of $423,000. During January 2008, at the request of the Plaintiff, the case was dismissed without prejudice.
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

The following table summarizes the treasury stock purchased by the issuer during the third quarter of 2008:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Program	the Program
July 1-31	5,016	$6.65	5,016	618,804
August 1-31	—	—	—	618,804
September 1-30	16,612	$6.51	16,612	602,192
TOTAL	21,628	$6.54	21,628	602,192
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
FARMERS NATIONAL BANC CORP.
Dated: November 7, 2008

/s/ Frank L. Paden Frank L. Paden President and Secretary
Dated: November 7, 2008

/s/ Carl D. Culp Carl D. Culp Executive Vice President and Treasurer

EXHIBIT INDEX

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	906 Certification of Chief Executive Officer (Filed herewith)

32.b	906 Certification of Chief Financial Officer (Filed herewith)