Form 10-K
period 2008-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2009-03-16
CIK 709337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $93.3 million based upon the last sales price as of June 30, 2008. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
As of February 28, 2009, the registrant had outstanding 13,230,462 shares of common stock having no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K
into which
Document	Document is Incorporated

Portions of 2008 Annual Report to Shareholders	II

Definitive proxy statement for the 2008 Annual Meeting of Shareholders to be held on April 23, 2009	III

Form 10-K Cross Reference Index to Items Incorporated by Reference to the 2008 Annual Report to
Shareholders

Pages
Part I
Item 1 — Business
Average Balance Sheets/Yields/Rates	8
Rate and Volume Analysis	9
Securities	15-16
Loans	13
Loan Loss Experience	14-15
Deposits	16
Financial Ratios	7
Short-Term Borrowings	16, 31

Part II
Item 5
Market For Registrant’s Common Stock, Number of Holders of Common Stock and Dividends on Common Stock	6

Item 6
Selected Financial Data	7

Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-17

Item 7A
Quantitative and Qualitative Disclosures About Market Risk	11-12

Item 8
Financial Statements and Supplementary Data	20-36

Item 9A
Management’s Report on Internal Control Over Financial Reporting	18

Part IV
Item 15
Report of Independent Registered Public Accounting Firm	19
Financial Statements:
Consolidated Balance Sheets — December 31, 2008 and 2007	20
Consolidated Statements of Income & Comprehensive Income — Calendar Years 2008, 2007 and 2006	21
Consolidated Statement of Stockholders’ Equity Calendar Years 2008, 2006 and 2006	22
Consolidated Statements of Cash Flows Calendar Years 2008, 2007 and 2006	23
Notes to Consolidated Financial Statements	24-36

FARMERS NATIONAL BANC CORP.
FORM 10-K
2008
INDEX

Part I.
Item 1.	Business: General	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9

Part II.
Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities	9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	10
Item 8	Financial Statements and Supplementary Financial Data	10
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10
Item 9A.	Controls and Procedures	10
Item 9B.	Other Information	11

Part III.
Item 10.	Directors, Executive Officers and Corporate Governance	11
Item 11.	Executive Compensation	12
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions	13
Item 14.	Principal Accountant Fees and Services	13

Part IV.
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	13
Signatures		14
Index to Exhibits		15

Certifications of Chief Executive Officer
Certifications of Chief Financial Officer
Section 1350 Certification (Chief Executive Officer)
Section 1350 Certification (Chief Financial Officer)
EX-13 Annual Report
EX-23.A Consent of Crowe Horwath LLP
EX-31.A Certification of CEO
EX-31.B Certification of CFO
EX-32.A 906 Certification of CEO
EX-32.B 906 Certification of CFO
EX-10.2
EX-10.3
EX-10.4
EX-13
EX-23.a
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
A discussion of the general development of the Bank’s business and information regarding its key segments throughout 2008, is located within the section “Management Discussion and Analysis of Financial Condition and Results of Operations” located on pages 9 through 17 of the Corporation’s Annual Report.
Please see the Financial Statements and Supplementary Financial Data provided under Item 8 of this Form 10-K for financial and statistical information regarding the Bank’s segments, revenue from external customers, profits, and total assets as of the fiscal year ended December 31, 2008.
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
The Corporation has no employees. The Bank had 260 full-time equivalent employees at December 31, 2008.
The Bank’s internet site, www.fnbcanfield.com contains an Investor Relations section which provides a hyperlink to the SEC where the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and Officer Reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after the Corporation has filed these documents with the Securities and Exchange Commission (SEC). In addition, the Corporation’s filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the

Item 1 (Continued)
Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s web-site at www.sec.gov free of charge as soon as reasonably practicable after the Corporation has filed the above referenced reports.
Supervision and Regulation
The Corporation is regulated by the Federal Reserve Bank (the “FRB”). The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). A listing of the minimum regulatory requirements for capital and the Corporation’s capital position as of December 31, 2008 are presented in Note K on pages 32 and 33 of the annual report to shareholders for the year ended December 31, 2008 and is hereby incorporated by reference.
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

Item 1 (Continued)
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
EMERGENCY ECONOMIC STABILIZATION ACT OF 2008
The Emergency Economic Stabilization Act of 2008 temporarily increased the basic limit on federal deposit insurance coverage from $100,000 to $250,000. The legislation provides that the deposit insurance limit will return to $100,000 on January 1, 2010.
In addition, the legislation created the Troubled Assets Relief Program (“TARP”). Under TARP, the U.S. Treasury established a Capital Purchase Program to provide funding to eligible financial institutions through the purchase of capital stock for the purpose of stabilizing and providing liquidity to the capital markets. The Corporation has determined not to participate in the TARP.

Item 1A. Risk Factors
Difficult market conditions and economic trends have adversely affected our industry and our business.
The capital markets continued to experience difficult conditions through 2008 and into 2009, producing uncertainty in the financial markets in general and a related general economic downturn. Dramatic declines in the housing market that resulted in decreasing home prices and increasing delinquencies and foreclosures negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. These general downward economic trends, the reduced availability of commercial credit and increasing unemployment have all negatively impacted the credit performance of commercial and consumer credit and resulted in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. Also, our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. Business activity across a wide range of industries and regions is greatly reduced and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. A worsening of current conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies.
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
Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. The substantial majority of our loans are to individuals and businesses in Ohio. Consequently, further significant declines in the economy in Ohio could have a materially adverse effect on our financial condition and results of operations. It is uncertain when the negative credit trends in our market will reverse and, therefore, future earnings are susceptible to further declining credit conditions in the market in which we operate.

Item 1A (Continued)
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
Consumers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses.
We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses. Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Item 1A (Continued)
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
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.
As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability or disrupt our operations and have a material adverse effect on our business.
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

Item 1A (Continued)
There can be no assurance that recent legislative and regulatory initiatives to address difficult market and economic conditions will stabilize the United States banking system and the enactment of these initiatives may significantly affect our financial condition, results of operation, liquidity or stock price.
In 2008 and continuing into 2009, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited. The U.S. Treasury has authority to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and their holding companies, under TARP. The purpose of TARP is to restore confidence and stability to the United States banking system and to encourage financial institutions to increase their lending to customers and to each other. The FDIC increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our Stock. Other actions by the U.S. Government and its agencies include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the United States banking system. The regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.
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

Item 1A (Continued)
Future FDIC premiums could be substantially higher and would have an unfavorable effect on earnings.
Since January 1, 2007 our assessment for FDIC insurance has been reduced by a one-time credit. The credit will be exhausted in the first quarter of 2009 which could increase our future FDIC insurance assessment substantially. The FDIC also projects higher premiums to be necessary because the financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits. The increase may also include a one-time special emergency assessment of 10 to 20 basis points which will adversely affect our financial condition and results of operation.
Defaults by another larger financial institution could adversely affect financial markets generally.
The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect our business.
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

Item 2 (Continued)

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
Item 3. Legal Proceedings
In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Corporation’s financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2008.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
Purchases of equity securities by the issuer.
On June 10, 2008, The Corporation announced the adoption of a stock repurchase program that authorizes the re-purchase of up to 4.9% or approximately 638 thousand shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in June 2009. The following table summarizes the treasury stock purchased by the issuer during the fourth quarter of 2008:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program
Oct. 1-31	26,443	$6.32	26,443	575,749
Nov. 1-30	50,000	6.00	50,000	525,749
Dec. 1-31	0	0	0	525,749
TOTAL	76,443	$6.11	76,443	525,749

Item 6. Selected Financial Data
Information required by this section is incorporated by reference to the information appearing under the caption “Selected Financial Data” located on page 7 of the Corporation’s Annual Report and is explained in the section “Management Discussion and Analysis of Financial Condition and Results of Operations” located on pages 9 through 17 of the Corporation’s Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition
Information required by this section is incorporated by reference to the information appearing under the caption “Management Discussion and Analysis of Financial Condition and Results of Operation” located on pages 9 through 17 of the Corporation’s Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this section is incorporated by reference to the information appearing under the caption “Market Risk” located on pages 11 through 12 of the Corporation’s Annual Report.
Item 8. Financial Statements and Supplementary Financial Data
Information required by this section is incorporated by reference to the information located on pages 20 to 36 of the Corporation’s Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
During the fiscal years ended December 31, 2008 and December 31, 2007, there were no disagreements between the Corporation and Crowe Horwath LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Horwath’s satisfaction, would have caused Crowe Horwath to make reference to the subject matter of the disagreement in connection with its reports on the Corporation’s consolidated financial statements for such periods.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, including this annual report on Form 10-K for the period ended December 31, 2008, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 18 of our 2008 Annual Report to Shareholders, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Item 9A (Continued)
Crowe Horwath LLP, the corporation’s registered public accounting firm, has audited the Corporation’s internal control over financial reporting as of December 31, 2008. The attestation report by Crowe Horwath is located on page 19 of our 2008 Annual Report to Shareholders.
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
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to Directors and Corporate Governance is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders which will be held April 23, 2009. The proxy statement is incorporated by reference.
Executive Officers of the Registrant
The names, ages and positions of the executive officers as of March 1, 2009

Name	Age	Position Held
Frank L. Paden	58	President and Secretary
Carl D. Culp	45	Executive Vice President and Treasurer
John S. Gulas	50	Chief Operating Officer
Donald F. Lukas	62	Senior Vice President
Officers are elected annually by the Board of Directors immediately following the annual meeting of shareholders. The term of office for all the above executive officers is for the period ending with the next annual meeting.
During the January 2009 board meeting, John S. Gulas was elected as Chief Operating Officer “COO” of the Corporation by the Board of Directors. John has served as the COO of Farmers National Bank since July 2008.
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
Compliance with Section 16(a) of the Securities Exchange Act
Information regarding this item is set forth in the Corporation’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 23, 2009. The proxy statement is incorporated by reference.

Item 10 (Continued)
Code of Ethics
See Exhibit 14.
Nominating Committee
Information regarding this item is set forth in the Corporation’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 23, 2009. The proxy statement is incorporated by reference.
Identification of the Audit Committee
Information regarding this item is set forth in the Corporation’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 23, 2009. The proxy statement is incorporated by reference.
Audit Committee Financial Expert
The Board believes that Earl R. Scott and James R. Fisher qualify as “Audit Committee Financial Experts” as that term is defined by applicable SEC rules. In addition, the Board believes that Earl R. Scott and James R. Fisher are “independent” as that term is defined by applicable SEC rules.
Item 11. Executive Compensation
Information regarding this item is set forth in the Corporation’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 23, 2009. The proxy statement is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance under
	exercise of out-	outstanding op-	equity compensation plans
	standing options,	tions, warrants	(excluding securities reflected
	warrants and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	44,500	$10.50/share	320,400
Information regarding the equity (stock-based) compensation plan is set forth in the registrant’s annual report in Notes A and I in the Notes to Consolidated Financial Statements. This portion of the annual report is incorporated by reference.
Security Ownership of Management
Information relating to this item is set forth in the Corporation’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 23, 2009. The proxy statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
Information regarding this item is set forth in the Corporation’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 23, 2009. The proxy statement is incorporated by reference.
Item 14. Principal Accountant Fees and Services
Information regarding this item is set forth in the Corporation’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 23, 2009. The proxy statement is incorporated by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
          (a)1. Financial Statements
Item 8.,	Financial Statements and Supplementary Data is set forth in the Corporation’s 2008 Annual Report to Shareholders and is incorporated by reference in Part II of this report.
          2. Financial Statement Schedules
No financial statement schedules are presented because they are not applicable.
          3. Exhibits
The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page 15 hereof and is incorporated herein by reference. No financial statement schedules are presented because they are not applicable.
          (b) Exhibits
The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page 15 hereof and is incorporated herein by reference.
          (c) Financial Statement Schedules
No financial statement schedules are presented under this section because none are applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.	Farmers National Banc Corp.

/s/ Frank L. Paden	/s/ Carl D. Culp
Frank L. Paden President and Secretary March 16, 2009	Carl D. Culp Executive Vice President and Treasurer March 16, 2009

/s/ Benjamin R. Brown	Director	March 16, 2009
Benjamin R. Brown

/s/ Anne Frederick Crawford	Director	March 16, 2009
Anne Frederick Crawford

/s/ James R. Fisher	Director	March 16, 2009
James R. Fisher

/s/ Joseph D. Lane Joseph D. Lane	Director	March 16, 2009

/s/ Ralph D. Macali Ralph D. Macali	Director	March 16, 2009

/s/ Earl R. Scott Earl R. Scott	Director	March 16, 2009

/s/ Frank L. Paden Frank L. Paden	President and Director	March 16, 2009

/s/ Ronald V. Wertz Ronald V. Wertz	Director	March 16, 2009

INDEX TO EXHIBITS
The following exhibits are filed or incorporated by reference as part of this report:

2.	Not applicable.

3(i).	The Articles of Incorporation, including amendments thereto for the Corporation. Incorporated by reference to Exhibit 4.1 to Farmers National Banc Corp’s Form S-3 Registration Statement dated October 3, 2001 (File No. 0-12055).

3(ii).	The Code of Regulations, including amendments thereto for the Corporation. Incorporated by reference to Exhibit 4.2 to Farmers National Banc Corp’s Form S-3 Registration State- ment dated October 3, 2001 (File No. 0-12055).

4.	Incorporated by reference to initial filing.

9.	Not applicable.

10.1	Information regarding this item is set forth in the Corporation’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 23, 2009. The proxy statement is incorporated by reference.

10.2	Employment Agreement with Frank L. Paden (as originally filed as Exhibit 10.1 to the Corporation’s Form 8-K, filed on December 30, 2008.

10.3	Employment Agreement with Carl D. Culp (as originally filed as Exhibit 10.1 to the Corporation’s Form 8-K, filed on December 30, 2008.

10.4	Employment Agreement with Mark L. Graham (as originally filed as Exhibit 10.1 to the Corporation’s Form 8-K, filed on December 30, 2008.

11.	Refer to Note O in the annual report incorporated by reference.

12.	Not applicable.

13.	Annual Report to security holders.

14.	The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer and complies with the criteria provided in SEC rules. The Code of Ethics is available, free of charge, by calling the Bank’s Corporate Services at 330-533-3341.

16.	Not applicable.

18.	Not applicable.

21.	Farmers National Bank, Canfield, Ohio.

22.	Not applicable.

23a.	Consent of Crowe Horwath LLP

24.	Not applicable.

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

INDEX TO EXHIBITS (continued)

32.a	1350 Certification of Chief Executive Officer (Filed herewith)

32.b	1350 Certification of Chief Financial Officer (Filed herewith)

33.	Not applicable

34.	Not applicable

35.	Not applicable
Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.