Form 10-Q
period 2009-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2009-05-11
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009

Common Stock, No Par Value	13,338,451 shares

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	March 31,	December 31,
	2009	2008

ASSETS
Cash and due from banks	$23,642	$23,803
Federal funds sold	33,576	246

TOTAL CASH AND CASH EQUIVALENTS	57,218	24,049

Securities available for sale	270,970	271,605

Loans	569,495	552,005
Less allowance for loan losses	5,835	5,553

NET LOANS	563,660	546,452

Premises and equipment, net	14,086	14,139
Bank owned life insurance	11,152	11,021
Goodwill	3,679	0
Other intangibles	4,240	0
Other assets	14,355	13,104

TOTAL ASSETS	$939,360	$880,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$58,036	$61,499
Interest-bearing	617,566	586,511

TOTAL DEPOSITS	675,602	648,010

Short-term borrowings	136,058	105,435
Long-term borrowings	44,490	46,464
Other liabilities	4,753	3,359

TOTAL LIABILITIES	860,903	803,268

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 15,391,518 in 2009 and 15,283,520 in 2008	94,684	94,217
Retained earnings	6,192	6,096
Accumulated other comprehensive income (loss)	3,084	2,292
Treasury stock, at cost; 2,053,067 shares in 2009 and 2008	(25,503)	(25,503)

TOTAL STOCKHOLDERS’ EQUITY	78,457	77,102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$939,360	$880,370

See Accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31,	March 31,
	2009	2008

INTEREST AND DIVIDEND INCOME
Loans, including fees	$9,036	$8,618
Taxable securities	2,296	1,577
Tax exempt securities	586	698
Dividends	70	143
Federal funds sold	6	162

TOTAL INTEREST AND DIVIDEND INCOME	11,994	11,198

INTEREST EXPENSE
Deposits	3,289	4,172
Short-term borrowings	505	595
Long-term borrowings	517	597

TOTAL INTEREST EXPENSE	4,311	5,364

NET INTEREST INCOME	7,683	5,834
Provision for loan losses	450	110

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,233	5,724

NONINTEREST INCOME
Service charges on deposit accounts	599	644
Bank owned life insurance income	131	132
Security gains	0	194
Other operating income	388	425

TOTAL NONINTEREST INCOME	1,118	1,395

NONINTEREST EXPENSES
Salaries and employee benefits	3,020	2,811
Occupancy and equipment	850	721
State and local taxes	213	211
Professional fees	215	144
Advertising	100	121
FDIC insurance	231	17
Merger related costs	453	0
Other operating expenses	1,174	981

TOTAL NONINTEREST EXPENSES	6,256	5,006

INCOME BEFORE INCOME TAXES	2,095	2,113

INCOME TAXES	411	389

NET INCOME	$1,684	$1,724

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in net unrealized gains on securities, net of reclassifications	792	1,724

COMPREHENSIVE INCOME	$2,476	$3,448

NET INCOME PER SHARE—basic and diluted	$0.13	$0.13

DIVIDENDS PER SHARE	$0.12	$0.16
See Accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands except Per Share Data)
	Three Months Ended
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,684	$1,724
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	450	110
Depreciation and amortization	258	265
Net amortization of securities	79	84
Security gains	0	(194)
Federal Home Loan Bank dividends	0	(56)
Increase in bank owned life insurance	(131)	(132)
Net change in other assets and liabilities	363	(746)

NET CASH FROM OPERATING ACTIVITIES	2,703	1,055

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	13,268	15,115
Proceeds from sales of securities available for sale	0	6,417
Purchases of securities available for sale	(9,422)	(39,771)
Purchase of trust entity, net	(10,511)	0
Loan originations and payments, net	(17,873)	8,616
Proceeds from sale of other real estate owned	20	0
Additions to premises and equipment	(136)	(66)

NET CASH FROM INVESTING ACTIVITIES	(24,654)	(9,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	27,592	38,922
Net change in short-term borrowings	30,623	(5,392)
Proceeds from Federal Home Loan Bank borrowings and other debt	0	5,000
Repayment of Federal Home Loan Bank borrowings and other debt	(1,974)	(6,851)
Repurchase of common stock	0	(315)
Cash dividends paid	(1,588)	(2,079)
Proceeds from dividend reinvestment	467	815

NET CASH FROM FINANCING ACTIVITIES	55,120	30,100

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,169	21,466

Beginning cash and cash equivalents	24,049	31,105

Ending cash and cash equivalents	$57,218	$52,571

Supplemental cash flow information:
Interest paid	$4,377	$5,384
Income taxes paid	$0	$0

Supplemental noncash disclosures:
Transfer of loans to other real estate	$215	$93
Farmers National Banc Corp acquired all of the stock of Butler Wick Trust Company for $12.13 million on March 31, 2009. The assets acquired and liabilities assumed are itemized in the Acquisition footnote on page 7 of this report.
See Accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation:
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Farmers National Bank of Canfield and Farmers Trust Company. All significant intercompany balances and transactions have been eliminated in the consolidation.
Basis of Presentation:
The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report to Shareholders included in the Company’s 2008 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.
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

Securities:
Securities available for sale at March 31, 2009 and December 31, 2008 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
(In Thousands of Dollars)	Fair Value	Gains	Losses
March 31, 2009
U.S. Treasury and U.S. Government sponsored enterprises	$48,367	$1,599	$(30)
Mortgage-backed securities	161,506	4,129	(59)
Obligations of states and political subdivisions	60,671	645	(1,491)
Other debt securities	250	0	0

Total debt securities	270,794	6,373	(1,580)
Equity securities	176	45	(93)

TOTALS	$270,970	$6,418	$(1,673)

		Gross	Gross
		Unrealized	Unrealized
(In Thousands of Dollars)	Fair Value	Gains	Losses
December 31, 2008
U.S. Treasury and U.S. Government sponsored enterprises	$44,681	$2,089	$(19)
Mortgage-backed securities	165,822	2,722	(397)
Obligations of states and political subdivisions	60,906	536	(1,379)

Total debt securities	271,409	5,347	(1,795)
Equity securities	196	34	(60)

TOTALS	$271,605	$5,381	$(1,855)

Most of the unrealized losses on debt securities at March 31, 2009 are on the Corporation’s obligations of states and political subdivisions. These unrealized losses have not been recognized into income because the securities are of high credit quality and management has the intent and ability to hold these until they recover their underlying value which may be at maturity.
Management also has the ability and intent to hold its U.S. Treasury and U.S. Government sponsored enterprise issued securities until they recover their value.
Unrealized losses on equity securities have not been recognized into income because management has forecast a recovery in the value of these securities up to the Corporation’s cost basis.

Loans:
Individually impaired loans were as follows:

	March 31,	December 31,
	2009	2008
Loans with no allocated allowance for loan losses	$1,469	$213
Loans with allocated allowance for loan losses	5,489	2,425

	$6,958	$2,638

Amount of the allowance for loan losses allocated	$1,100	$555
Interest income recognized during impairment for the periods was immaterial.
Nonperforming loans were as follows:

	March 31,	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$323	$562
Nonaccrual loans	9,270	4,775
Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended
	March 31,
(In Thousands, except Per Share Data)	2009	2008
Basic EPS computation
Numerator — Net income	$1,684	$1,724
Denominator — Weighted average shares outstanding	13,231,653	13,018,074
Basic earnings per share	$.13	$.13

Diluted EPS computation
Numerator — Net income	$1,684	$1,724
Denominator — Weighted average shares outstanding for basic earnings per share	13,231,653	13,018,074
Effect of Stock Options	0	0

Weighted averages shares for diluted earnings per share	13,231,653	13,018,074

Diluted earnings per share	$.13	$.13

Stock options for 42,000 and 45,500 shares were not considered in the computing of diluted earnings per share for 2009 and 2008 respectively because they were antidilutive.
Stock Based Compensation:
The Corporation’s Stock Option Plan, which is shareholder-approved, permits the grant of share options to its directors, officers and employees for up to 375,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant, those option awards have vesting periods of 5 years and have 10-year contractual terms. At March 31, 2009 there were 42,000 outstanding options of which 37,000 are fully vested and are exercisable.
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Total compensation cost charged against income for the stock option plan for the quarter ended March 31, 2009 was not material. No related income tax benefit was recorded.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of the change in unrealized gains and losses on securities available for sale, net of reclassification for gains recognized in income.
Acquisition:
On March 31, 2009, the Corporation completed its acquisition of Butler Wick Trust Company, a wholly owned subsidiary of Butler Wick Corp. Farmers National Banc Corp acquired the capital stock of Butler Trust for cash in the amount of $12.125 million, subject to certain adjustments contained in the stock purchase agreement.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

Cash and due from banks	$1,614
Securities available for sale	2,071
Premises and equipment	44
Goodwill	3,679
Other intangible assets	4,240
Other assets	746

Total assets acquired	12,394

Liabilities assumed	(269)

Net assets acquired	$12,125

Recent Accounting Pronouncements
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. During March 2009, the Corporation acquired Butler Wick Trust Company, and the principals and requirements of FAS 141(R) were used to account for the combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The impact of adoption was not material.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
Recently Issued but not yet Effective Accounting Pronouncements:
On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends Statement 157 to require certain additional disclosures in interim and annual periods to discuss the inputs the valuation technique used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively. The Corporation will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP 157-4.
On April 9, 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP FAS 107-1 and APB 28-1.
On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP FAS 115-2 and FAS 124-2.

Fair Value
Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
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

Fair Value Measurements
at March 31, 2009 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In Thousands)	(Level One)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$176	$262,196	$8,598

Fair Value Measurements
at December 31, 2008 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level One)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$196	$262,432	$8,977

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2009 and 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
(In Thousands)	2009	2008
Beginning balance, January 1	$8,977	$3,762
Total gains or losses (realized / unrealized) Included in other comprehensive income	(379)	(32)
Purchases	0	285
Transfers in and / or out of Level 3	0	1,444

Ending balance, March 31	$8,598	$5,459
There is no impact to earnings as a result of fair value measurements on items valued on a recurring basis, using level 3 inputs.
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at March 31, 2009 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In Thousands)	(Level One)	(Level 2)	(Level 3)
Assets:
Impaired loans	—	—	$4,391

Fair Value Measurements
at December 31, 2008 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level One)	(Level 2)	(Level 3)
Assets:
Impaired loans	—	—	$1,870

The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.49 million with a valuation allowance of $1.10 million, resulting in an additional provision for loan loss of $545 thousand for the period. The allowance for loan loss is based on management’s judgment after considering factors such as expected future cash flows on impaired loans, historical loss experience, and current economic conditions. Management believes the allowance for loan loss to be adequate at March 31, 2009.

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
Results of Operations
Comparison of selected financial ratios and other results at or for the three-month period ending March 31, 2009 and 2008:

	Three months ended
	March 31,
(In Thousands, except Per Share Data)	2009	2008
Total Assets	$939,360	$831,477
Net Income	$1,684	$1,724
Basic and Diluted Earnings Per Share	$.13	$.13
Return on Average Assets (Annualized)	.76%	.85%
Return on Average Equity (Annualized)	8.77%	9.29%
Efficiency Ratio (tax equivalent basis)	67.47%	66.27%
Equity to Asset Ratio	8.35%	9.11%
Dividends to Net Income (Year-to-date)	94.30%	120.53%
Net Loans to Assets	60.00%	60.11%
Loans to Deposits	84.29%	79.91%

Despite the challenging economic environment, the Corporation was able to achieve favorable success in key areas and the business model continues to gain momentum with another quarter of strong organic growth. Excluding the onetime merger related expenses, the net income for the quarter would have been one of the better performing quarters in the past few years. The Corporation’s challenges for the future quarters have to deal with finding ways to minimize the impact of the anticipated special assessment for FDIC insurance premium, be proactive in managing asset quality issues, and continue to develop relationships to grow core business lines.
The acquisition of Butler Wick Trust Company (Farmers Trust Company) gives the Corporation the ability to provide investment, trust, and estate services to private individuals and small corporate clients with a high level of attention and confidentiality. We believe that a combination of Farmers and Butler Wick Trust Company represents a win-win for our respective organizations. We are already seeing how this new addition to Farmers National Bank significantly complements our core retail banking and asset management franchises. The Trust Company will provide non-interest income to the combined income statement which will reinforce the efficiency ratio.
Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008

	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$554,456	$9,162	6.70%	$507,868	$8,700	6.89%
Taxable securities (4)	206,044	2,296	4.52	149,371	1,577	4.25
Tax-exempt securities (4) (6)	59,003	878	6.03	71,374	1,046	5.89
Equity Securities (2) (6)	5,543	70	5.12	8,178	164	8.07
Federal funds sold	17,634	6	0.14	22,060	162	2.95

Total earning assets	842,680	12,412	5.97	758,851	11,649	6.17

NONEARNING ASSETS

Cash and due from banks	22,518			22,826
Premises and equipment	14,124			14,453
Allowance for Loan Losses	(5,695)			(5,486)
Unrealized gains (losses) on securities	4,485			483
Other assets (3)	24,551			20,636

Total Assets	$902,663			$811,763

INTEREST-BEARING LIABILITIES

Time deposits	$289,129	$2,469	3.46%	$285,836	$3,324	4.68%
Savings deposits	216,353	717	1.34	163,272	725	1.79
Demand deposits	98,611	103	0.42	96,264	123	0.51
Short term borrowings	99,792	505	2.05	74,399	595	3.22
Long term borrowings	53,267	517	3.94	52,136	597	4.61

Total Interest-Bearing Liabilities	757,152	4,311	2.31	671,907	5,364	3.21

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	62,785			60,070
Other Liabilities	4,844			5,164
Stockholders’ equity	77,882			74,622

Total Liabilities and
Stockholders’ Equity	$902,663			$811,763

Net interest income and interest rate spread		$8,101	3.66%		$6,285	2.96%

Net interest margin			3.90%			3.33%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $620 thousand and $340 thousand for 2009 and 2008 respectively and is reduced by amortization of $335 thousand and $267 thousand for 2009 and 2008 respectively.

(6)	For 2009, adjustments of $126 thousand and $292 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2008, adjustments of $82 thousand, $348 thousand, and $21 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Taxable equivalent net interest income. Taxable equivalent net interest income for the first three months ended March 31, 2009 totaled $8.10 million, an increase of $1.82 million or 28.89% compared to the first three months of 2008. Although the yield on earning assets decreased by twenty basis points over the past 12 months, the net interest margin benefited from a 90 basis point decrease in the cost of interest-bearing liabilities, resulting in an overall 57 basis point increase in the net interest margin. Average savings deposits increased by $53.08 million or 32.51% over the prior year first quarter period as customers continue to move investment dollars from the equity markets seeking liquidity and security. Although these average savings deposits increased, interest expense related to these deposits actually decreased by $8 thousand or 1.10% over that same period.
Noninterest Income. Total noninterest income for the three-month period ended March 31, 2009 decreased by $277 thousand or 19.86% compared to the same period in 2008. This decrease is mainly due to a $194 thousand decrease in gains on security sales. The Corporation did not sell any investment securities during the first quarter of 2009.
Noninterest Expense. Noninterest expense was $6.26 million for the first three months of 2009 compared to $5.01 million for the same period in 2008. This is an increase of 24.97%, which is mainly due to $453 thousand of merger costs associated with the Trust Company acquisition and a $214 thousand increase in FDIC insurance costs. There was also a $209 thousand increase in salaries and employee benefits due to the addition of new leadership team members in an effort to capitalize on current growth opportunities. Title and filing fees associated with the increased volume of indirect automobile loans accounted for an increase of $66 thousand in other expenses as well as $51 thousand increase in collection expense due to the elevated level of loan delinquencies. The remaining increase in other operating expenses can be attributed to normal increases in the cost of transacting business.
The efficiency ratio increased to 67.47% for the first three months of 2009 compared to 66.27% for the first three months of 2008. The ratio was negatively impacted by the merger expenses mentioned above. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor the efficiency ratio.
Income Taxes. Income tax expense totaled $411 thousand for the first quarter of 2009 and $389 thousand for the first three months of 2008. The effective tax rate for the first three months of 2009 was 19.62% compared to 18.41% for the same time in 2008. The effective tax rate is higher for the current period due to the $12.37 million reduction in the balance of tax exempt municipal securities.
Other Comprehensive Income. For the first three months of 2009, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax of $792 thousand compared to an unrealized gain of $1.72 million for the same period in 2008. Management believes the continued increase in fair value through March 31, 2009 is largely due to the securities market recovery.
Financial Condition
Total assets increased $58.99 million or 6.70% since December 31, 2008, as the Corporation also experienced an increase in deposit balances. Capital ratios remain strong, as shown by the ratio of equity to total assets at March 31, 2009 of 8.35%.
Securities. Securities available for sale decreased by $635 thousand as a result of normal maturing of securities. The Corporation did not sell any securities during the first quarter of 2009. There was a $1.22 million increase in the net unrealized gains on securities during the first three months of 2009.

Loans. Gross loans increased $17.49 million since December 31, 2008. Indirect installment loans accounted for $13.66 million of the increase in gross loans as management continues to target the automobile dealers’ network as a means to diversify the loan portfolio. Commercial and industrial loans increased by $3.91 million or 5.58% since December 31, 2008. On a fully tax equivalent basis, loans contributed 73.82% of total interest income for the three months ended March 31, 2009 and 74.68% for the same period in 2008.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	3/31/09	12/31/08	9/30/08	6/30/08	3/31/08
Nonperforming loans	$9,593	$5,337	$3,088	$2,879	$2,347
Nonperforming loans as a % of total loans	1.68%	.97%	.58%	.57%	.46%
Allowance for loan losses	$5,835	$5,553	$5,433	$5,487	$5,457
Allowance for loan losses as a % of loans	1.02%	1.01%	1.03%	1.08%	1.08%
Allowance for loan losses as a % of nonperforming loans	60.83%	104.05%	175.94%	190.59%	232.51%
For the three months ended March 31, 2009, management provided $450 thousand to the allowance for loan losses, an increase of $340 thousand over the same period in 2008. Net charge-offs totaled $168 thousand for the first three months of 2009 up from $112 thousand for the first three months of 2008. During 2009, approximately 65% of gross charge-offs have occurred in the indirect loan portfolio compared to 79% in 2008. The ratio of nonperforming loans to total loans increased from ..97% at December 31, 2008 to 1.68% at March 31, 2009. As of March 31, 2009, total non-performing loans were $9.6 million, compared to $5.3 million at the end of 2008. This increase in non-performing loans is primarily due to the classification of certain commercial real estate and land development loans that are in default according to the terms of the contract. The increase in the allowance for loan losses as a percentage of loans increased slightly from 1.01% at December 31, 2008 to 1.02% at March 31, 2009. Based on the relationships of certain commercial real estate and land development loans referenced above, management believes that the allowance for loan losses to be adequate and reflects probable incurred losses in the portfolio. On March 31, 2009, the ratio of the allowance for loan losses (ALLL) to non-performing loans was 61%, compared to 104% in December 2008. A significant allocation in our allowance for loan losses is for performing commercial and commercial real estate loans classified by our internal loan review as substandard. Substandard loans are those that exhibit one or more structural weaknesses and there is a distinct possibility that the Bank will suffer a loss on the loan unless the weakness is corrected. Our loss experience on the average balance of this category of loans for the past three years has been approximately 3.4% of the principal balance of these loans. However, given the challenging economic conditions and because our loss experience on these loans has been increasing, management has allocated 11.4% of the principal balance of these loans in the allowance for loan losses. This equates to an allocation of approximately $2.09 million as of March 31, 2009 compared to $2.16 million at the end of 2008. As always, management is working to address weaknesses in each of these specific loans that may result in loss. Our actual loss experience may be more or less than the amount allocated. Additionally, our allowance for loan losses includes an allocation for loans specifically identified as impaired under Statement of Financial Accounting Standards No. 114. At March 31, 2009, loans considered to be impaired totaled $6.96 million with an allowance allocation of $1.10 million. At the end of 2008, loans considered to be impaired were $2.64 million with an allowance allocation of $555 thousand. The allowance allocation for these loans is generally based on management’s estimate of the fair value of the collateral securing these loans. The amount ultimately charged-off for this relationship may be different from the loss allocation as collateral may be liquidated for amounts different from management’s estimates.

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
Deposits. Total deposits increased $27.59 million since December 31, 2008. Balances in the Corporation’s time deposits increased $8.10 million or 2.86% between December 31, 2008 and March 31, 2009. Money market accounts increased $18.69 million or 14.30% since December 31, 2008 as customers continue to move investment dollars from the equity markets seeking liquidity and security. The Company continues to price deposit rates to remain competitive within the market and to retain customers.
Borrowings. Total borrowings increased $28.65 million or 18.86% since December 31, 2008. The increase in borrowings is due to the increase in securities sold under repurchase agreements, which increased $51.12 million, offset by a decrease in Federal Home Loan Bank Advances of $21.68 million during the first quarter of 2009. The large increase in repurchase agreements is the result of an increase in local public funds deposits.
Capital Resources. Total stockholders’ equity increased from $77.10 million at December 31, 2008 to $78.46 million at March 31, 2009. During the first three months of 2009, the mark to market adjustment of securities increased accumulated other comprehensive income by $792 thousand and overall retained earnings increased by $96 thousand.
The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of March 31, 2009 the Corporation’s total risk-based capital ratio stood at 12.24%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 11.26% and 7.57%, respectively. Management believes that the Corporation and Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2009.
Critical Accounting Policies
The Corporation follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in Farmers National Banc Corp.’s 2008 Annual Report to Shareholders included in Farmers National Banc Corp.’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Corporation has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand our financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2008 consolidated financial statements, Note A (Summary of Significant Accounting Policies), Note B (Securities), Note C (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.

Liquidity
The Corporation maintains, in the opinion of management, liquidity sufficient to satisfy depositors’ requirements and meet the credit needs of customers. The Corporation depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Corporation’s ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition. The Corporation’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of liquidity for the Corporation include assets considered relatively liquid, such as federal funds sold, cash and due from banks, as well as cash flows from maturities and repayments of loans, and securities.
The primary investing activities of the Corporation are originating loans and purchasing securities. During the first three months of 2009, net cash used in investing activities amounted to $24.65 million compared to $9.69 million used in investing activities for the same period in 2008. Purchases of the new trust entity amounted to $10.51 million in 2009. Net loans increased by $17.87 million during this year’s first three-month period and decreased $8.62 million during the first quarter of 2008. The increases in net loans during 2009 can be attributed to increased portfolios of indirect installment loans and commercial and industrial loans.
The primary financing activities of the Corporation are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $55.12 million for the first three months of 2009 compared to $30.10 million provided by financing activities for the same period in 2008. Most of this change is a result of the net increase short-term borrowings. Net short-term borrowings provided $30.62 million compared to $5.39 million used in financing activities in the first quarter of 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Corporation’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of the Corporation are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Corporation. Additionally, the Corporation’s balance sheet is currently liability sensitive and in the low interest rate environment that exists today, the Corporation’s net interest margin should maintain current levels throughout the near future.
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

Changes In Interest Rate	March 31, 2009	December 31, 2008	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+200	-1.80%	-5.66%	15.00%
-200	-2.00%	2.11%	15.00%
Net Present Value Of Equity Change
+200	-3.42%	-7.41%	20.00%
-200	-17.02%	-7.35%	20.00%

The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using March 31, 2009 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets, the Corporation’s change in net interest income would still be within the board mandated limits.
The analysis of the change in the net present value of equity in the event of a 200 basis point decrease in market rates shows a 17.02% decline at March 31, 2009 compared to a 7.35% decline at December 31, 2008. Management does not feel that a 200 basis point decline in the current interest rate environment is likely to occur, and the Corporation would not risk a change to its well capitalized classification.
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
Item 1A. Risk Factors
For information regarding factors that could affect the Corporation’s results of operations, financial condition and liquidity, see the risk factors discussion provided under Part 1, Item 1A on Form 10-K for the fiscal year ended December 31, 2008. See also, “Forward-Looking Statements” included in Part 1, Item 2 of this Quarterly Report on Form 10-Q. In addition to the risk factors identified in the Form 10-K at December 31, 2008 the following risk factor is presented at March 31, 2009:
Increases in FDIC insurance premiums may have a material adverse affect on our earnings.
During 2008, there were higher levels of bank failures which dramatically increased resolution costs of the Federal Deposit Insurance Corporation (“FDIC”) and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
As part of the 2008 changes, the FDIC instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage).

On February 27, 2009, the FDIC voted to amend the restoration plan and impose a special assessment of 20 additional basis points (20 cents for every $100 of deposits) on insured institutions on June 30, 2009, to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an additional emergency special assessment after June 30, 2009 of up to 10 basis points if needed to maintain public confidence in federal deposit insurance. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there is additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.
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
There was no treasury stock purchased by the issuer during the first quarter of 2009.
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
Dated: May 8, 2009

/s/ Frank L. Paden
Frank L. Paden
President and Secretary
Dated: May 8, 2009

/s/ Carl D. Culp
Carl D. Culp
Executive Vice President and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	906 Certification of Chief Executive Officer (Filed herewith)

32.b	906 Certification of Chief Financial Officer (Filed herewith)