Form 10-Q
period 2009-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2009-08-10
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009

Common Stock, No Par Value	13,415,384 shares

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	June 30,	December 31,
	2009	2008

ASSETS
Cash and due from banks	$22,655	$23,803
Federal funds sold	18,632	246

TOTAL CASH AND CASH EQUIVALENTS	41,287	24,049

Securities available for sale	281,837	271,605

Loans	593,396	552,005
Less allowance for loan losses	6,640	5,553

NET LOANS	586,756	546,452

Premises and equipment, net	14,105	14,139
Bank owned life insurance	11,278	11,021
Goodwill	3,679	0
Other intangibles	4,092	0
Other assets	14,814	13,104

TOTAL ASSETS	$957,848	$880,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$63,055	$61,499
Interest-bearing	650,561	586,511

TOTAL DEPOSITS	713,616	648,010

Short-term borrowings	117,838	105,435
Long-term borrowings	44,055	46,464
Other liabilities	4,290	3,359

TOTAL LIABILITIES	879,799	803,268

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 15,468,459 in 2009 and 15,283,520 in 2008	95,163	94,217
Retained earnings	6,249	6,096
Accumulated other comprehensive income (loss)	2,140	2,292
Treasury stock, at cost; 2,053,075 shares in 2009 and 2,053,058 in 2008	(25,503)	(25,503)

TOTAL STOCKHOLDERS’ EQUITY	78,049	77,102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$957,848	$880,370

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

INTEREST AND DIVIDEND INCOME
Loans, including fees	$9,357	$8,524	$18,393	$17,142
Taxable securities	2,284	1,955	4,580	3,532
Tax exempt securities	613	705	1,199	1,403
Dividends	67	86	137	229
Federal funds sold	8	77	14	239

TOTAL INTEREST AND DIVIDEND INCOME	12,329	11,347	24,323	22,545

INTEREST EXPENSE
Deposits	3,133	3,995	6,422	8,167
Short-term borrowings	467	390	972	985
Long-term borrowings	501	569	1,018	1,166

TOTAL INTEREST EXPENSE	4,101	4,954	8,412	10,318

NET INTEREST INCOME	8,228	6,393	15,911	12,227
Provision for loan losses	1,050	100	1,500	210

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,178	6,293	14,411	12,017

NONINTEREST INCOME
Service charges on deposit accounts	653	643	1,252	1,287
Bank owned life insurance income	126	133	257	265
Trust income	1,003	0	1,003	0
Security gains	509	0	509	194
Impairment of equity securities	(74)	(551)	(74)	(551)
Other operating income	426	419	814	844

TOTAL NONINTEREST INCOME	2,643	644	3,761	2,039

NONINTEREST EXPENSES
Salaries and employee benefits	4,078	2,802	7,098	5,613
Occupancy and equipment	817	733	1,667	1,454
State and local taxes	238	205	451	416
Professional fees	228	143	443	287
Advertising	155	102	255	223
FDIC insurance	697	17	928	34
Merger related costs	0	0	453	0
Intangible amortization	148	0	148	0
Other operating expenses	1,442	1,093	2,616	2,074

TOTAL NONINTEREST EXPENSES	7,803	5,095	14,059	10,101

INCOME BEFORE INCOME TAXES	2,018	1,842	4,113	3,955
INCOME TAXES	361	308	772	697

NET INCOME	$1,657	$1,534	$3,341	$3,258

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	(944)	(2,889)	(152)	(1,165)

COMPREHENSIVE INCOME (LOSS)	$713	($1,355)	$3,189	$2,093

NET INCOME PER SHARE — basic and diluted	$0.12	$0.12	$0.25	$0.25

DIVIDENDS PER SHARE	$0.12	$0.12	$0.24	$0.28

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands except Per Share Data)
	Six Months Ended
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,341	$3,258
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,500	210
Depreciation and amortization	671	522
Net amortization of securities	170	126
Security gains	(509)	(194)
Impairment of securities	74	551
Federal Home Loan Bank dividends	0	(115)
Increase in bank owned life insurance	(257)	(265)
Net change in other assets and liabilities	22	(1,003)

NET CASH FROM OPERATING ACTIVITIES	5,012	3,090

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	37,874	31,868
Proceeds from sales of securities available for sale	9,530	6,417
Purchases of securities available for sale	(55,535)	(73,941)
Purchase of trust entity, net	(10,511)	0
Loan originations and payments, net	(42,240)	4,297
Proceeds from sale of other real estate owned	146	43
Additions to premises and equipment	(395)	(311)

NET CASH FROM INVESTING ACTIVITIES	(61,131)	(31,627)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	65,606	40,418
Net change in short-term borrowings	12,403	(10,373)
Proceeds from Federal Home Loan Bank borrowings and other debt	0	5,000
Repayment of Federal Home Loan Bank borrowings and other debt	(2,409)	(7,828)
Repurchase of common stock	0	(493)
Cash dividends paid	(3,189)	(3,648)
Proceeds from dividend reinvestment	946	1,415

NET CASH FROM FINANCING ACTIVITIES	73,357	24,491

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,238	(4,046)

Beginning cash and cash equivalents	24,049	31,105

Ending cash and cash equivalents	$41,287	$27,059

Supplemental cash flow information:
Interest paid	$8,473	$10,482
Income taxes paid	$1,165	$640

Supplemental noncash disclosures:
Transfer of loans to other real estate	$436	$113
Farmers National Banc Corp acquired all of the stock of Butler Wick Trust Company for $12.13 million on March 31, 2009.
The assets acquired and liabilities assumed are itemized in the Acquisition footnote on page 9 of this report.
See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation:
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Farmers National Bank of Canfield and Farmers Trust Company. All significant intercompany balances and transactions have been eliminated in the consolidation.
Basis of Presentation:
The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report to Shareholders included in the Company’s 2008 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. Management has evaluated events occurring subsequent to the balance sheet date through August 10, 2009 (the final statement issuance date), determining no events require adjustment to or additional disclosure in the consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.
Estimates:
To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.
The allowance for loan losses is particularly subject to change.
Segments:
The Company provides a broad range of financial services to individuals and companies in northeastern Ohio. The Corporation’s chief decision makers monitor the revenue streams of the various products and services, which are all financial in nature.
Quantitative thresholds of SFAS 131, Disclosures about Segments of an Enterprise and Related Information are monitored. For the quarter ended June 30, 2009, the reported revenue for Farmers Trust Company was 9.23% of total revenue for Farmers National Banc Corp. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for Farmers Trust Company for the quarter and year to date period ended June 30, 2009 was 1.23% and .61% of consolidated net income. Total assets of Farmers Trust Company at June 30, 2009 were 1.30% of total assets. Farmers Trust Company does not meet any of the quantitative thresholds of SFAS 131. Accordingly, all the Corporation’s banking and trust operations are considered by management to be aggregated in one reportable operating segment.

Securities:
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses:

	Amortized	Unrealized	Unrealized	Fair
(In Thousands of Dollars)	Cost	Gains	Losses	Value
June 30, 2009
U.S. government-sponsored entities	$73,106	$952	$(711)	$73,347
States and political subdivisions	65,531	562	(1,124)	64,969
Mortgage-backed securities — residential	139,102	3,525	(46)	142,581
Collateralized mortgage obligations	408	11	0	419
Equity securities	149	126	(14)	261
Other securities	250	10	0	260

Totals	$278,546	$5,186	$(1,895)	$281,837

(In Thousands of Dollars)

December 31, 2008
U.S. government-sponsored entities	$42,611	$2,089	$(19)	$44,681
States and political subdivisions	61,749	536	(1,379)	60,906
Mortgage-backed securities	163,497	2,722	(397)	165,822
Equity securities	222	34	(60)	196

Totals	$268,079	$5,381	$(1,855)	$271,605

The amortized cost and fair value of the debt securities portfolio are shown by contractual maturity. Mortgage-backed and CMO securities are not due at a single maturity date and are shown separately.

	June 30, 2009
	Amortized	Fair
(In Thousands of Dollars)	Cost	Value
Maturity
Within one year	$2,600	$2,634
One to five years	62,741	63,301
Five to ten years	40,938	40,729
Beyond ten years	32,608	31,912
Mortgage-backed and CMO securities	139,510	143,000

Total	$278,397	$281,576

The following table summarizes the investment securities with unrealized losses at June 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Losses	Value	Losses	Value	Losses
June 30, 2009
Available-for-sale U.S. government- sponsored entities	$34,832	$(694)	$502	$(17)	$35,334	$(711)
States and political	23,831	(600)	4,864	(524)	28,695	(1,124)
Mortgage-backed securities – residential	274	(28)	2,194	(18)	2,468	(46)
Equity securities	0	0	9	(14)	9	(14)

Total	$58,937	$(1,322)	$7,569	$(573)	$66,506	$(1,895)

Proceeds from sales of securities were $9.53 million and $6.42 million for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $509 thousand and $194 thousand were realized on these sales during 2009 and 2008, respectively.
Proceeds from sales of securities were $9.53 million for the three months ended June 30, 2009. Gross gains of $509 thousand were realized on these sales during 2009. There were no security sales during the three-month period ended June 30, 2008.
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
The Corporation recorded an other-than-temporary pre-tax charge for impairment against local and regional bank holdings in the amount of $74 thousand, with a related tax benefit of $26 thousand during the three months ended June 30, 2009.
The Corporation also recorded an other-than-temporary impairment charge against the holdings of Fannie Mae Preferred Stock in the amount of $551 thousand with a related tax benefit of $188 thousand during the quarter ended June 30, 2008.

As of June 30, 2009, the Company’s security portfolio consisted of 438 securities, 127 of which were in an unrealized loss position. The majority of the unrealized losses on the Corporation’s securities are related to its holdings of U.S. Government-sponsored entities and obligations of states and political subdivisions, as discussed below.
Unrealized losses on debt securities issued by the U.S. Government-sponsored entities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to fluctuations in market interest rates. The fair value is expected to recover as the securities approach their maturity date.
Unrealized losses on debt securities at June 30, 2009 on the Corporation’s obligations of states and political subdivisions have not been recognized into income because the securities are of high credit quality and management has the intent and ability to hold these until they recover their underlying value which may be at maturity.
Loans:
Individually impaired loans were as follows:

	June 30,	December 31,
(In Thousands of Dollars)	2009	2008
Loans with no allocated allowance for loan losses	$701	$213
Loans with allocated allowance for loan losses	7,599	2,425

	$8,300	$2,638

Amount of the allowance for loan losses allocated	$2,263	$555
Interest income recognized during impairment for the periods was immaterial.
Nonperforming loans were as follows:

	June 30,	December 31,
(In Thousands of Dollars)	2009	2008
Nonaccrual loans:
Residential real estate	$1,721	$1,484
Commercial real estate	7,955	2,821
Consumer	216	129
Commercial	971	341
Restructured loans	0	0
Loans past due over 90 days still on accrual	315	562

Total nonperforming loans	$11,178	$5,337

Other real estate owned	355	65

Total nonperforming assets	$11,533	$5,402

Percentage of nonperforming loans to loans	1.88%	.97%
Percentage of nonperforming assets to loans	1.94%	.98%
Percentage of nonperforming assets to total assets	1.20%	.61%

The identification of loans as impaired and the valuation of collateral dependent impaired loans is a challenging component of our financial reporting process due to the timing of when a loan is identified as impaired and the need to timely close the Company’s books for a given period. Typically, non-homogeneous loans are identified as impaired when they become ninety days past due, or earlier if management believes it is probable that the Company will not collect all amounts due under the terms of the loan agreement. Because the circumstances surrounding loan collection are commonly fluid, we often conclude a loan is impaired relatively late in the financial reporting process. Given this, when we identify a loan as impaired and also conclude that the loan is collateral dependent, we typically perform an internal collateral valuation as an interim measure to facilitate the closing of the Company’ books. We typically obtain an external appraisal to validate our internal collateral valuation as soon as is practical. To the extent that an external appraisal returns a value estimate that is materially different from our internally generated estimate before the release of our interim or annual financial statements, we would adjust the associated specific loss reserve and, if necessary, the Company’s consolidated financial statements for the difference.
Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Six months ended
(Dollars in Thousands, except	June 30,		June 30,
Per Share Data)	2009	2008	2009	2008
Basic EPS computation
Numerator – Net income	$1,657	$1,534	$3,341	$3,258
Denominator – Weighted average shares outstanding	13,339,289	13,088,891	13,285,768	13,053,483
Basic earnings per share	$.12	$.12	$.25	$.25

Diluted EPS computation
Numerator – Net income	$1,657	$1,534	$3,341	$3,258
Denominator – Weighted average shares outstanding for basic earnings per share	13,339,289	13,088,891	13,285,768	13,053,483
Effect of Stock Options	0	0	0	0

Weighted averages shares for diluted earnings per share	13,339,289	13,088,891	13,285,768	13,053,483

Diluted earnings per share	$.12	$.12	$.25	$.25

Stock options for 39,500 and 42,500 shares were not considered in the computing of diluted earnings per share for 2009 and 2008 respectively because they were antidilutive.

Stock Based Compensation:
The Corporation’s Stock Option Plan, which is shareholder-approved, permits the grant of share options to its directors, officers and employees for up to 375,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant, those option awards have vesting periods of 5 years and have 10-year contractual terms. At June 30, 2009 there were 39,500 outstanding options of which 34,500 are fully vested and exercisable.
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Total compensation cost charged against income for the stock option plan for the quarter ended June 30, 2009 was not material. No related income tax benefit was recorded.
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

Recent Accounting Pronouncements
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Through the period ended March 31, 2009, the Corporation had not recognized any other-than-temporary impairment charges on debt securities. The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in the Fair Value Note.
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

Recently Issued but not yet Effective Accounting Pronouncements:
Accounting for Transfers of Financial Assets: In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is still evaluating the impact of this accounting standard.
Amendments to FASB Interpretation No. 46(R): In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of SFAS No. 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is still evaluating the impact of this accounting standard.
Fair Value
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities : The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans : The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2009 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. government-sponsored entities and agencies	$73,347	$0	$73,347	$0
States and political subdivisions	64,969	0	64,969	0
Mortgage-backed securities-residential	142,581	0	142,565	16
Collateralized mortgage obligations	419	0	419	0
Equity securities	261	261	0	0
Other securities	260	0	260	0

Total investment securities	$281,837	$261	$281,560	$16

Fair Value Measurements at
December 31, 2008 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale	$271,605	$196	$262,432	$8,977

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2009:

Investment
Securities
Available-for-sale
Three months ended June 30, 2009

Balance of recurring Level 3 assets at April 1, 2009	$8,598
Total unrealized gains or losses:
Included in other comprehensive income	0
Purchases, sales, issuances and settlements, net	(1,610)
Transfers in and/or out of Level 3	(6,972)

Balance of recurring Level 3 assets at June 30, 2009	$16

Investment
Securities
Available-for-sale
Six months ended June 30, 2009

Balance of recurring Level 3 assets at January 1, 2009	$8,977
Total unrealized gains or losses:
Included in other comprehensive income	(379)
Purchases, sales, issuances and settlements, net	(1,610)
Transfers in and/or out of Level 3	(6,972)

Balance of recurring Level 3 assets at June 30, 2009	$16

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
June 30, 2009 Using:
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	(Level 1)	(Level 2)	(Level 3)

Impaired loans	0	0	$5,336

Fair Value Measurements at
December 31, 2008 Using:
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	(Level 1)	(Level 2)	(Level 3)

Impaired loans	0	0	$1,870
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment amount of $7.60 million, with a valuation allowance of $2.26 million, resulting in an additional provision for loan losses of $1.16 million for the three month period ended June 30, 2009 and $1.71 million for the six month period ended June 30, 2009.

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 are as follows:

(In Thousands of Dollars)	Carrying	Fair
June 30, 2009	Amount	Value
Financial assets
Cash and cash equivalents	$41,287	$41,287
Securities available-for-sale	281,837	281,837
Restricted stock	5,317	n/a
Loans, net	586,756	599,682
Accrued interest receivable	4,091	4,091

Financial liabilities
Deposits	713,616	718,972
Short-term borrowings	117,838	117,838
Long-term borrowings	44,055	46,173
Accrued interest payable	1,260	1,260
The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of restricted stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

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
Overview
The Corporation’s strategies are to continue our growth initiatives and increase earnings; maintain the appropriate levels of capital that are essential so that we remain a well-capitalized institution under all regulatory guidelines; continue to deal with the number of issues the banking industry has been facing; closely monitor our efficiency ratio; and strategically manage interest rate risk and credit risk, specifically, the non-performing assets.
Results of Operations
Comparison of selected financial ratios and other results at or for the three-month and six-month periods ending June 30, 2009 and 2008:

	At or for Three months		At or for Six months
	Ended June 30,		Ended June 30,
(Dollars in Thousands, except Per Share Data)	2009	2008	2009	2008
Total Assets	$957,848	$824,513	$957,848	$824,513
Net Income	$1,657	$1,534	$3,341	$3,258
Basic and Diluted Earnings per share	$.12	$.12	$.25	$.25
Return on Average Assets (Annualized)	.70%	.74%	.73%	.80%
Return on Average Equity (Annualized)	8.43%	8.16%	8.54%	8.73%
Efficiency Ratio (tax equivalent basis)	70.11%	62.94%	68.90%	64.55%
Equity to Asset Ratio	8.15%	8.89%	8.15%	8.89%
Dividends to Net Income	96.62%	102.35%	95.45%	111.97%
Net Loans to Assets	61.26%	61.13%	61.26%	61.13%
Loans to Deposits	83.15%	80.38%	83.15%	80.38%
Despite the challenging economic environment, the Corporation was able to achieve favorable success in key areas and the business model continues to gain momentum with another period of strong organic growth. The net earnings were impacted negatively during the first six months of the year by the extraordinary FDIC insurance premium expense that all FDIC insured banks incurred this year along with the ongoing challenge towards credit quality and loan losses. Commercial lenders and personal bankers have given lift to the business model during the first six-month period of 2009, as they continue to originate new loans and attract new core deposit relationships. The net interest income, which is the primary source of revenue for the Corporation increased 30.1% over the same six-month period in 2008. The Corporation will focus on continued growth through organic means as well as manage interest rate risk and credit risk.
The acquisition of Butler Wick Trust Company (Farmers Trust Company) gives the Corporation the ability to provide investment, trust, and estate services to private individuals and small corporate clients with a high level of attention and confidentiality. The combination of Farmers and Butler Wick Trust Company represents a win-win for the respective organizations. The addition to Farmers National Bank significantly complements core retail banking and asset management.
Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$570,214	$9,490	6.68%	$503,042	$8,605	6.88%
Taxable securities (4)	213,060	2,284	4.30	177,804	1,955	4.42
Tax-exempt securities (4) (6)	61,002	917	6.03	71,900	1,055	5.90
Equity Securities (2) (6)	5,539	67	4.85	8,235	92	4.49
Federal funds sold	30,097	8	0.11	15,301	77	2.02

Total earning assets	879,912	12,766	5.82	776,282	11,784	6.11

NONEARNING ASSETS

Cash and due from banks	22,948			22,680
Premises and equipment	14,122			14,436
Allowance for Loan Losses	(5,992)			(5,492)
Unrealized gains (losses) on securities	6,119			912
Other assets (3)	36,304			20,803

Total Assets	$953,413			$829,621

INTEREST-BEARING LIABILITIES

Time deposits	$302,435	$2,386	3.16%	$293,525	$3,194	4.38%
Savings deposits	233,097	668	1.15	180,446	688	1.53
Demand deposits	102,026	79	0.31	98,167	113	0.46
Short term borrowings	126,773	467	1.48	65,642	390	2.39
Long term borrowings	44,292	501	4.54	49,957	569	4.58

Total Interest-Bearing Liabilities	808,623	4,101	2.03	687,737	4,954	2.90

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	61,510				62,650
Other Liabilities	4,441				3,813
Stockholders’ equity	78,839				75,421
Total Liabilities and Stockholders’ Equity	$953,413			$829,621

Net interest income and interest rate spread		$8,665	3.79%		$6,830	3.21%

Net interest margin			3.95%			3.54%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $670 thousand and $459 thousand for 2009 and 2008 respectively and is reduced by amortization of $363 thousand and $265 thousand for 2009 and 2008 respectively.

(6)	For 2009, adjustments of $133 thousand and $304 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2008, adjustments of $81 thousand, $350 thousand, and $6 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$562,376	$18,618	6.68%	$505,455	$17,305	6.88%
Taxable securities (4)	209,681	4,580	4.44	163,605	3,532	4.34
Tax-exempt securities (4) (6)	60,012	1,795	6.03	71,637	2,101	5.90
Equity Securities (2) (6)	5,540	137	4.99	8,207	256	6.27
Federal funds sold	23,882	14	0.12	18,647	239	2.58

Total earning assets	861,491	25,144	5.89	767,551	23,433	6.14

NONEARNING ASSETS

Cash and due from banks	22,696			22,755
Premises and equipment	14,128			14,445
Allowance for Loan Losses	(5,844)			(5,489)
Unrealized gains (losses) on securities	5,305			696
Other assets (3)	30,993			20,730

Total Assets	$928,769			$820,688

INTEREST-BEARING LIABILITIES

Time deposits	$295,817	$4,855	3.31%	$289,677	$6,518	4.53%
Savings deposits	224,768	1,385	1.24	171,855	1,413	1.65
Demand deposits	100,325	182	0.37	97,216	236	0.49
Short term borrowings	113,360	972	1.73	70,021	985	2.83
Long term borrowings	48,755	1,018	4.21	51,048	1,166	4.59

Total Interest-Bearing Liabilities	783,025	8,412	2.17	679,817	10,318	3.05

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	62,250			60,996
Other Liabilities	4,584			4,855
Stockholders’ equity	78,910			75,020

Total Liabilities and Stockholders’ Equity	$928,769			$820,688

Net interest income and interest rate spread		$16,732	3.72%		$13,115	3.09%

Net interest margin			3.93%			3.44%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $1.290 million and $799 thousand for 2009 and 2008 respectively and is reduced by amortization of $698 thousand and $532 thousand for 2009 and 2008 respectively.

(6)	For 2009, adjustments of $225 thousand and $596 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2008, adjustments of $163 thousand, $698 thousand, and $27 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Taxable equivalent net interest income. Taxable equivalent net interest income for the first six months ended June 30, 2009 totaled $16.73 million, an increase of $3.62 million or 27.58% compared to the first six months of 2008. Although the yield on earning assets decreased by 25 basis points over the past 12 months, the net interest margin benefited from a 88 basis point decrease in the cost of interest-bearing liabilities, resulting in an overall 49 basis point increase in the net interest margin. Average savings deposits increased by $52.91 million or 30.79% over the prior year six-month period as customers continue to move investment dollars from the equity markets seeking liquidity and security. Short term borrowings increased $43.34 million over the same period in the prior year as a result of repurchase agreements increasing $54.03 million. Although these average savings deposits and short term borrowings increased, interest expense related to these items actually decreased by $41 thousand or 1.71% over that same period.
Taxable equivalent net interest income for the quarter ended June 30, 2009 totaled $8.67 million, an increase of $1.84 million or 26.87% compared to the quarter ended June 30, 2008. The yield on earning assets decreased by 29 basis points and the cost of interest-bearing liabilities decreased by 87 basis points over the past 12 months to positively impact the net interest margin. The net interest margin has made improvement over the prior period as management has made an increased effort to control the cost of funds. The Corporation’s balance sheet is liability sensitive and in the current market of lower interest rates the liabilities are repricing faster than assets. This trend is expected to slow and reverse once interest rates begin to move upward.
Noninterest Income. Total noninterest income for the six-month period ended June 30, 2009 increased by $1.72 million or 84.45% compared to the same period in 2008. This increase is due to an increase of $315 thousand in security gains, a reduction of $477 thousand in impairment charges, and $1.00 million of trust income from the newly acquired entity. Excluding these three items the non-interest income was $2.32 million during the first six months of 2009 compared to $2.40 million in 2008, a decrease of 3.05%.
Total noninterest income for the three-month period ended June 30, 2009 increased by $2.00 million or 310.40% compared to the same period in 2008. This increase is due to the same items that caused the increase over the six-month period. Impairment charges were down $477 thousand, security gains were up $509 thousand, and the newly acquired trust company supplied $1.00 million to bolster the noninterest income. Excluding these items, noninterest income was up $10 thousand for the second quarter of 2009 compared to the same quarter in 2008.
Noninterest Expense. Noninterest expense was $14.06 million for the first six months of 2009 compared to $10.10 million for the same period in 2008. This amounts to an increase of $3.96 million or 39.18% and was mainly the result of an increase of $1.49 million in salaries and employee benefits, $894 thousand in FDIC insurance, $453 thousand in merger costs and $148 thousand in amortization associated with the Trust Company acquisition. Of the $1.49 million increase in salaries and employee benefits $489 thousand can be attributed to salary and temporary wages and $215 thousand to employee health insurance.
Noninterest expense was $7.80 million for the quarter ended June 30, 2009 compared to $5.10 million for the same period in 2008. This is an increase of $2.71 million or 53.15%. For the second quarter of 2009, the Corporation experienced a $1.28 million increase in salary and employee benefits and a $680 thousand increase in FDIC insurance costs.

Below is a detail of non-interest expense line items classified between the total Corporation, the Corporation without Trust and the Trust for the three month period ending June 30, 2009. The Corporation purchased the Trust Company on March 31, 2009; therefore, information is not presented for the six month period.

	For the Three Months Ended June 30, 2009
	Total	Corporation
(In Thousands of Dollars)	Corporation	without Trust	Trust
Noninterest expense
Salaries and employee benefits	$4,078	$3,452	$626
Occupancy and equipment	817	768	49
State and local taxes	238	223	15
Professional fees	228	213	15
Advertising	155	151	4
FDIC insurance	697	697	0
Merger related costs	0	0	0
Intangible amortization	148	0	148
Other operating expenses	1,442	1,276	166

Total noninterest expense	$7,803	$6,780	$1,023

The efficiency ratio increased to 68.90% for the first six months of 2009 compared to 64.55% for the first six months of 2008. The ratio was negatively impacted by the merger expenses and FDIC insurance expenses mentioned above. The efficiency ratio is calculated as follows: non-interest expense, excluding intangible amortization, divided by the sum of fully taxable equivalent net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor the efficiency ratio.
Income Taxes. Income tax expense totaled $772 thousand for the first six months of 2009 and $697 thousand for the first six months of 2008. The effective tax rate for the first six months of 2009 was 18.77% compared to 17.62% for the same time period in 2008. The effective tax rate is higher for the current six month period due to the $11.63 million reduction in the average balance of tax exempt securities compared to June 30, 2008.
Income tax expense totaled $361 thousand for the quarter ended June 30, 2009 and $308 thousand for the quarter ended June 30, 2008, an increase of 17.21%. The increase can be attributed to the reduction in tax exempt municipal securities and the increase in income before taxes.
Other Comprehensive Income. For the first six months of 2009, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized loss, net of tax of $152 thousand compared to an unrealized loss of $1.17 million for the same period in 2008. The quarter ended June 30, 2009 had an unrealized loss on securities of $944 thousand compared to an unrealized loss of $2.89 million for the same six month period in 2008. With an unrealized gain recorded at June 30, 2009 of $2.14 million, management believes the decrease in fair value during the first six months and second quarter periods of 2009 is largely due to recognition of security gains through the income statement and normal market changes.

Financial Condition
Total assets increased $77.48 million or 8.80% since December 31, 2008, as the Corporation also experienced an increase in deposit balances. Capital ratios remain strong, as shown by the ratio of equity to total assets at June 30, 2009 of 8.15%.
Securities. Securities available-for-sale increased by $10.23 million. Security purchases of $55.5 million were funded by maturing securities of $37.87 million and the $65.61 million increase in deposits. The Corporation sold $9.53 million in market value of available-for-sale securities, resulting in a gain of $509 thousand during the second quarter of 2009. There was a $235 thousand decrease in the net unrealized gains on securities during the first six months of 2009.
Loans. Gross loans increased $41.39 million since December 31, 2008. Indirect installment loans accounted for $25.83 million of the increase in gross loans as management continues to target the automobile dealers’ network as a means to diversify the loan portfolio. On a fully tax equivalent basis, loans contributed 74.05% of total interest income for the six months ended June 30, 2009 and 73.85% for the same period in 2008.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	6/30/09	3/31/09	12/31/08	9/30/08	6/30/08
Nonperforming loans	$11,178	$9,593	$5,337	$3,088	$2,879
Nonperforming loans as a % of total loans	1.88%	1.68%	.97%	.58%	.57%
Allowance for loan losses	$6,640	$5,835	$5,553	$5,433	$5,487
Allowance for loan losses as a % of loans	1.12%	1.02%	1.01%	1.03%	1.08%
Allowance for loan losses as a % of nonperforming loans	59.40%	60.83%	104.05%	175.94%	190.59%
For the six months ended June 30, 2009, management provided $1.50 million to the allowance for loan losses, an increase of $1.29 million over the same period in 2008. The allowance for loan losses as a percentage of loans increased from 1.01% at December 31, 2008 to 1.12% at June 30, 2009. Net charge-offs totaled $413 thousand for the first six months of 2009 up from $183 thousand for the first six months of 2008. During 2009, approximately 53.34% of gross charge-offs have occurred in the indirect loan portfolio compared to 65.58% in 2008.
The ratio of nonperforming loans to total loans increased from .97% at December 31, 2008 to 1.88% at June 30, 2009. As of June 30, 2009, total non-performing loans were $11.18 million, compared to $5.34 million at the end of 2008. The ratio of the allowance for loan losses (ALLL) to non-performing loans at June 30, 2009 was 59.40%, compared to 104.05% at December 31, 2008. The increase in non-performing loans is primarily due to the classification of certain commercial real estate and land development loans that are in default according to the terms of the contract. A significant allocation in our allowance for loan losses is for performing commercial and commercial real estate loans classified by our internal loan review as substandard. Substandard loans are those that exhibit one or more structural weaknesses and there is a distinct possibility that the Bank will suffer a loss on the loan unless the weakness is corrected. The allocation for these loans was $1.83 million at June 30, 2009 and $2.16 million at December 31, 2008. The allocation decreased due to a reduction in the balance of these loans. Our actual loss experience may be more or less than the amount allocated. Additionally, our allowance for loan losses includes an allocation for loans specifically identified as impaired under Statement of Financial Accounting Standards No. 114. At June 30, 2009, loans considered to be impaired totaled $8.30 million with an allowance allocation of $2.26 million. At the end of 2008, loans considered to be impaired were $2.64 million with an allowance allocation of $555 thousand. The allowance allocation for these loans is generally based on management’s estimate of the fair value of the collateral securing these loans. The amount ultimately charged-off for this relationship may be different from the loss allocation as collateral may be liquidated for amounts different from management’s estimates. As always, management is working to address weaknesses in each of these specific loans that may result in loss.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at June 30, 2009 to be adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.
Deposits. Total deposits increased $65.61 million since December 31, 2008. Balances in the Corporation’s time deposits increased $33.34 million or 11.79% between December 31, 2008 and June 30, 2009. The majority of the increase in the time deposits was in certificates of deposit which increased $24.18 million or 10.70% between December 31, 2008 and June 30, 2009. Money market accounts increased $20.14 million or 15.41% since December 31, 2008 as customers continue to move investment dollars from the equity markets seeking liquidity and security. The Company continues to price deposit rates to remain competitive within the market and to retain customers.
Borrowings. Total borrowings increased $9.99 million or 6.58% since December 31, 2008. The increase in borrowings is due to the increase in securities sold under repurchase agreements, which increased $33.16 million, offset by a decrease in Federal Home Loan Bank Advances of $22.38 million during the first six months of 2009. The large increase in repurchase agreements is the result of an increase in local public funds deposits.
Capital Resources. Total stockholders’ equity increased from $77.10 million at December 31, 2008 to $78.05 million at June 30, 2009. During the first six months of 2009, the mark to market adjustment of securities decreased accumulated other comprehensive income by $152 thousand and overall retained earnings increased by $153 thousand.
The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of June 30, 2009 the Corporation’s total risk-based capital ratio stood at 12.04%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 10.96% and 7.40%, respectively. Management believes that the Corporation and Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2009.
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
The primary investing activities of the Corporation are originating loans and purchasing securities. During the first six months of 2009, net cash used in investing activities amounted to $61.13 million compared to $31.63 million used in investing activities for the same period in 2008. The purchase of the new trust entity amounted to $10.51 million in 2009. Net loans increased by $42.24 million during this year’s first six-month period and decreased $4.30 million during the same period in 2008. The increases in net loans during 2009 can be attributed to the increased portfolio of indirect installment loans.
The primary financing activities of the Corporation are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $73.36 million for the first six months of 2009 compared to $24.49 million provided by financing activities for the same period in 2008. Most of this change is a result of the net increase in deposits, which provided $65.61 million compared to $40.42 million provided in financing activities in the first six-month period of 2008.

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

	June 30,	December 31,
Changes In Interest Rate	2009	2008	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+200	-4.30%	-5.66%	15.00%
-200	-2.90%	2.11%	15.00%
Net Present Value Of Equity Change
+200	-8.16%	-7.41%	20.00%
-200	-15.47%	-7.35%	20.00%

The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using June 30, 2009 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets, the Corporation’s change in net interest income would still be within the board mandated limits.
The analysis of the change in the net present value of equity in the event of a 200 basis point decrease in market rates shows a 15.47% decline at June 30, 2009 compared to a 7.35% decline at December 31, 2008. Management does not feel that a 200 basis point decline in the current interest rate environment is likely to occur, and the Corporation would not risk a change to its well capitalized classification.

Item 4.	Submission of Matters to a Vote of Security Holders
(a) Farmers National Banc Corp’s annual meeting of shareholders was held on April 23, 2009.
(b & c) Proxies were solicited by Farmers National Banc Corp’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934.
Elected to serve as director for a three year term were the Board of Director’s nominees:

Elected Director	Votes For	Votes Against
Benjamin R. Brown	8,833,375	257,847
Anne F. Crawford	8,827,193	264,579
James R. Fisher	8,798,990	280,737

Continuing Director	Term Expiring
Ralph D. Macali	April 2010
Frank L. Paden	April 2010
Earl R. Scott	April 2010
Joseph D. Lane	April 2011
Ronald V. Wertz	April 2011
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
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
During 2009, the FDIC imposed a special assessment of 10 additional basis points (10 cents for every $100 of deposits) on insured institutions on June 30, 2009, to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an additional emergency special assessment between June 30, 2009 and December 31, 2009. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there is additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer.
On July 14, 2009, the Corporation announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.9% or approximately 657 thousand shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in July 2010.
There was no treasury stock purchased by the issuer during the second quarter of 2009.

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

10.1
Letter Agreement, dated July 22, 2008, between Farmers National Bank of Canfield (the “Bank”), and John S. Gulas (Incorporated herein by reference to Exhibit 10.1 to the Bank’s July 22, 2008 Form 8-K).

10.2
Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield (the “Bank”), and Kevin J. Helmick (Incorporated herein by reference to Exhibit 10.2 to the Bank’s December 23, 2008 Form 8-K).

10.3
Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield (the “Bank”), and Mark L. Graham (Incorporated herein by reference to Exhibit 10.3 to the Bank’s December 23, 2008 Form 8-K).

10.4
Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield (the “Bank”), and Frank L. Paden (Incorporated herein by reference to Exhibit 10.4 to the Bank’s December 23, 2008 Form 8-K).

10.5
Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield (the “Bank”), and Carl D. Culp (Incorporated herein by reference to Exhibit 10.5 to the Bank’s December 23, 2008 Form 8-K).

10.6
Certified Resolution regarding Adoption of Farmers National Banc Corp 1999 Stock Option Plan, (Incorporated herein by reference to Exhibit 10.6 to Farmers National Banc Corp’s Proxy dated February 24, 1999).

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

FARMERS NATIONAL BANC CORP.

Dated: August 10, 2009

/s/ Frank L. Paden Frank L. Paden
President and Secretary

Dated: August 10, 2009

/s/ Carl D. Culp Carl D. Culp
Executive Vice President and Treasurer

EXHIBIT INDEX

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	906 Certification of Chief Executive Officer (Filed herewith)

32.b	906 Certification of Chief Financial Officer (Filed herewith)