Form 10-Q/A
period 2009-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2009-08-28
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Farmers National Banc Corp

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 10, 2009. This Form 10-Q/A amends PART I – FINANCIAL INFORMATION, Item 4 — Controls and Procedures to now include technical language that was inadvertently excluded. Information that appeared in the original Form 10-Q filed on August 10, 2009 PART I – FINANCIAL INFORMATION, Item 4 – Controls and Procedures now correctly appears in PART II – OTHER INFORMATION, Item 4 – Submission of Matters to a Vote of Security Holders.

This Form 10-Q/A only amends PART I – FINANCIAL INFORMATION, Item 4 — Controls and Procedures and PART II – OTHER INFORMATION, Item 4 – Submission of Matters to a Vote of Security Holders. No other Items in the Form 10-Q filed on August 10, 2009 are amended, modified or updated hereby. Pursuant to Rule 12b – 15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10 – Q/A.

This amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original 10-Q or modify or update those disclosures affected by subsequent events.

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
Item 4. Controls and Procedures
Based on their evaluation, as of the end of the period covered by this quarterly report, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Corporation’s internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Dated: August 28, 2009

/s/ Frank L. Paden Frank L. Paden
President and Secretary

Dated: August 28, 2009

/s/ Carl D. Culp Carl D. Culp
Executive Vice President and Treasurer

EXHIBIT INDEX

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	906 Certification of Chief Executive Officer (Filed herewith)

32.b	906 Certification of Chief Financial Officer (Filed herewith)