Form 10-Q
period 2009-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2009-11-09
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009

Common Stock, No Par Value	13,463,218 shares

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	September 30,	December 31,
	2009	2008

ASSETS
Cash and due from banks	$23,282	$23,803
Federal funds sold	21,870	246

TOTAL CASH AND CASH EQUIVALENTS	45,152	24,049

Securities available for sale	320,781	271,605

Loans	612,052	552,005
Less allowance for loan losses	7,210	5,553

NET LOANS	604,842	546,452

Premises and equipment, net	14,363	14,139
Bank owned life insurance	11,404	11,021
Goodwill	3,679	0
Other intangibles	3,942	0
Other assets	11,888	13,104

TOTAL ASSETS	$1,016,051	$880,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$62,610	$61,499
Interest-bearing	681,289	586,511

TOTAL DEPOSITS	743,899	648,010

Short-term borrowings	142,999	105,435
Long-term borrowings	43,273	46,464
Other liabilities	3,621	3,359

TOTAL LIABILITIES	933,792	803,268

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 15,516,301 in 2009 and 15,283,520 in 2008	95,405	94,217
Retained earnings	7,001	6,096
Accumulated other comprehensive income (loss)	5,356	2,292
Treasury stock, at cost; 2,053,083 shares in 2009 and 2,053,058 in 2008	(25,503)	(25,503)

TOTAL STOCKHOLDERS’ EQUITY	82,259	77,102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,016,051	$880,370

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009	2008

INTEREST AND DIVIDEND INCOME
Loans, including fees	$9,610	$8,839	$28,003	$25,981
Taxable securities	2,336	2,131	6,916	5,663
Tax exempt securities	632	667	1,831	2,070
Dividends	60	88	197	317
Federal funds sold	11	83	25	322

TOTAL INTEREST AND DIVIDEND INCOME	12,649	11,808	36,972	34,353

INTEREST EXPENSE
Deposits	3,218	3,859	9,640	12,026
Short-term borrowings	463	512	1,435	1,497
Long-term borrowings	497	551	1,515	1,717

TOTAL INTEREST EXPENSE	4,178	4,922	12,590	15,240

NET INTEREST INCOME	8,471	6,886	24,382	19,113
Provision for loan losses	1,550	350	3,050	560

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,921	6,536	21,332	18,553

NONINTEREST INCOME
Service charges on deposit accounts	768	724	2,020	2,011
Bank owned life insurance income	127	132	383	397
Trust income	1,248	0	2,251	0
Insurance agency commissions	38	0	38	0
Security gains	(2)	329	507	523
Impairment of equity securities	0	(1,844)	(74)	(2,395)
Other operating income	430	410	1,245	1,254

TOTAL NONINTEREST INCOME	2,609	(249)	6,370	1,790

NONINTEREST EXPENSES
Salaries and employee benefits	4,204	2,907	11,302	8,520
Occupancy and equipment	857	725	2,524	2,179
State and local taxes	238	201	689	617
Professional fees	252	197	695	484
Advertising	153	156	408	379
FDIC insurance	312	45	1,240	79
Merger related costs	0	0	453	0
Intangible amortization	150	0	298	0
Other operating expenses	1,509	1,038	4,125	3,112

TOTAL NONINTEREST EXPENSES	7,675	5,269	21,734	15,370

INCOME BEFORE INCOME TAXES	1,855	1,018	5,968	4,973
INCOME TAXES	299	19	1,071	716

NET INCOME	$1,556	$999	$4,897	$4,257

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	3,216	140	3,064	(1,025)

COMPREHENSIVE INCOME (LOSS)	$4,772	$1,139	$7,961	$3,232

NET INCOME PER SHARE — basic and diluted	$0.12	$0.08	$0.37	$0.33

DIVIDENDS PER SHARE	$0.06	$0.12	$0.30	$0.40

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands except Per Share Data)
	Nine Months Ended
	Sept 30,	Sept 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,897	$4,257
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,050	560
Depreciation and amortization	1,092	801
Net amortization of securities	306	202
Security gains	(507)	(523)
Loss on sale of other real estate owned	41	45
Impairment of securities	74	2,395
Federal Home Loan Bank dividends	0	(176)
Increase in bank owned life insurance	(383)	(397)
Net change in other assets and liabilities	(918)	(1,702)

NET CASH FROM OPERATING ACTIVITIES	7,652	5,462
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	54,290	48,795
Proceeds from sales of securities available for sale	9,778	30,997
Purchases of securities available for sale	(106,334)	(137,665)
Proceeds from sale of Federal Home Loan Bank stock	1,414	0
Purchase of trust entity, net	(10,511)	0
Loan originations and payments, net	(61,984)	(16,528)
Proceeds from sale of other real estate owned	239	68
Additions to premises and equipment	(899)	(463)

NET CASH FROM INVESTING ACTIVITIES	(114,007)	(74,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	95,889	56,429
Net change in short-term borrowings	37,564	23,410
Proceeds from Federal Home Loan Bank borrowings and other debt	0	5,000
Repayment of Federal Home Loan Bank borrowings and other debt	(3,191)	(10,226)
Repurchase of common stock	0	(635)
Cash dividends paid	(3,992)	(5,226)
Proceeds from dividend reinvestment	1,188	2,006

NET CASH FROM FINANCING ACTIVITIES	127,458	70,758

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,103	1,424

Beginning cash and cash equivalents	24,049	31,105

Ending cash and cash equivalents	$45,152	$32,529

Supplemental cash flow information:
Interest paid	$12,624	$15,498
Income taxes paid	$1,885	$1,045

Supplemental noncash disclosures:
Transfer of loans to other real estate	$544	$158

Farmers National Banc Corp acquired all of the stock of Butler Wick Trust Company for $12.13 million on March 31, 2009. The assets acquired and liabilities assumed are itemized in the Acquisition footnote on page 10 of this report.
See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation:
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Farmers National Bank of Canfield, Farmers Trust Company and Farmers National Insurance. All significant intercompany balances and transactions have been eliminated in the consolidation.
Basis of Presentation:
The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report to Shareholders included in the Company’s 2008 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. Management has evaluated events occurring subsequent to the balance sheet date through November 9, 2009 (the final statement issuance date), determining no events require adjustment to or additional disclosure in the consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.
Estimates:
To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.
The allowance for loan losses is particularly subject to change.
Segments:
The Company provides a broad range of financial services to individuals and companies in northeastern Ohio. While the Company’s chief decision makers monitor the revenue streams of the various products and services, which are all financial in nature. The Corporation’s operations are considered by management to be aggregated in one reportable operating segment.

Securities:
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses:

	Amortized	Unrealized	Unrealized	Fair
(In Thousands of Dollars)	Cost	Gains	Losses	Value
September 30, 2009
U.S. government-sponsored entities	$95,816	$1,720	$(292)	$97,244
States and political subdivisions	65,118	2,192	(226)	67,084
Mortgage-backed securities — residential	150,860	4,632	(45)	155,447
Collateralized mortgage obligations	349	7	0	356
Equity securities	149	253	(16)	386
Other securities	250	14	0	264

Totals	$312,542	$8,818	$(579)	$320,781

(In Thousands of Dollars)
December 31, 2008
U.S. government-sponsored entities	$42,611	$2,089	$(19)	$44,681
States and political subdivisions	61,749	536	(1,379)	60,906
Mortgage-backed securities	163,497	2,722	(397)	165,822
Equity securities	222	34	(60)	196

Totals	$268,079	$5,381	$(1,855)	$271,605

The amortized cost and fair value of the debt securities portfolio are shown by contractual maturity. Mortgage-backed and CMO securities are not due at a single maturity date and are shown separately.

	September 30, 2009
	Amortized	Fair
(In Thousands of Dollars)	Cost	Value
Maturity
Within one year	$2,602	$2,627
One to five years	80,343	81,665
Five to ten years	45,517	46,747
Beyond ten years	32,474	33,291
Mortgage-backed and CMO securities	151,457	156,065

Total	$312,393	$320,395

The following table summarizes the investment securities with unrealized losses at September 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
Available-for-sale U.S. government- sponsored entities	$32,101	$(283)	$370	$(9)	$32,471	$(292)
States and political subdivisions	1,836	(38)	3,130	(188)	4,966	(226)
Mortgage-backed securities – residential	15,403	(39)	718	(6)	16,121	(45)
Equity securities	0	0	23	(16)	23	(16)

Total	$49,340	$(360)	$4,241	$(219)	$53,581	$(579)

Proceeds from sales of securities were $9.78 million and $31.00 million for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $509 thousand and $523 thousand were realized on these sales during 2009 and 2008, respectively. A gross loss of $2 thousand was recognized during the first nine months ending September 30, 2009.
Proceeds from security sales were $250 thousand with an associated $2 thousand loss on sales during the three-month period ended September 30, 2009. Proceeds from sales of securities were $24.58 million for the three months ended September 30, 2008. Gross gains of $329 thousand were realized on these sales during the third quarter of 2008.
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities are generally evaluated for OTTI under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
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

The Corporation recorded an other-than-temporary pre-tax charge for impairment against the Company’s common stock issued by regional companies in the amount of $74 thousand, with a related tax benefit of $25 thousand during the nine months ended September 30, 2009.
The Corporation also recorded an other-than-temporary impairment charge against holdings of Fannie Mae Preferred Stock in the amount of $2.40 million with a related tax benefit of $814 thousand during the nine months ended September 30, 2008.
As of September 30, 2009, the Company’s security portfolio consisted of 451 securities, 78 of which were in an unrealized loss position. The majority of the unrealized losses on the Corporation’s securities are related to its holdings of U.S. Government-sponsored entities, as discussed below.
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
Unrealized losses on debt securities at September 30, 2009 on the Corporation’s obligations of states and political subdivisions have not been recognized into income because the securities are of high credit quality and management has the intent and ability to hold these until they recover their underlying value which may be at maturity.
Loans:
Loan balances were as follows:

	September 30,	December 31,
(In Thousands of Dollars)	2009	2008
Residential real estate	$178,979	$173,246
Commercial real estate	214,641	195,244
Consumer	141,106	113,105
Commercial	77,326	70,410

Subtotal	612,052	552,005
Allowance for loan losses	(7,210)	(5,553)

Net loans	$604,842	$546,452

Activity in the allowance for loan losses was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In Thousands of Dollars)	2009	2008	2009	2008
Balance at beginning of period	$6,640	$5,487	$5,553	$5,459
Provision for loan losses	1,550	350	3,050	560
Recoveries	114	89	492	326
Loans charged off	(1,094)	(493)	(1,885)	(912)

Balance at end of period	$7,210	$5,433	$7,210	$5,433

Individually impaired loans were as follows:

	September 30,	December 31,
(In Thousands of Dollars)	2009	2008
Loans with no allocated allowance for loan losses	$641	$213
Loans with allocated allowance for loan losses	8,394	2,425

	$9,035	$2,638

Amount of the allowance for loan losses allocated	$2,407	$555

Interest income recognized during impairment for the periods was immaterial.
Nonperforming loans were as follows:

	September 30,	December 31,
(In Thousands of Dollars)	2009	2008
Nonaccrual loans:
Residential real estate	$1,978	$1,484
Commercial real estate	7,786	2,821
Consumer	206	129
Commercial	2,124	341
Loans past due over 90 days still on accrual	546	562

Total nonperforming loans	$12,640	$5,337

Other real estate owned	329	65

Total nonperforming assets	$12,969	$5,402

Percentage of nonperforming loans to loans	2.07%	.97%
Percentage of nonperforming assets to loans	2.12%	.98%
Percentage of nonperforming assets to total assets	1.28%	.61%
The identification of loans as impaired and the valuation of collateral dependent impaired loans is a challenging component of our financial reporting process due to the timing of when a loan is identified as impaired and the need to timely close the Company’s books for a given period. Typically, non-homogeneous loans are identified as impaired when they become ninety days past due, or earlier if management believes it is probable that the Company will not collect all amounts due under the terms of the loan agreement. Because the circumstances surrounding loan collection are commonly fluid, we often conclude a loan is impaired relatively late in the financial reporting process. Given this, when we identify a loan as impaired and also conclude that the loan is collateral dependent, we perform an internal collateral valuation as an interim measure. We typically obtain an external appraisal to validate our internal collateral valuation as soon as is practical. To the extent that an external appraisal returns a value estimate that is materially different from our internally generated estimate before the release of our interim or annual financial statements, we would adjust the associated specific loss reserve and, if necessary, the Company’s consolidated financial statements for the difference.

Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in Thousands, except Per Share Data)	2009	2008	2009	2008
Basic EPS computation
Numerator – Net income	$1,556	$999	$4,897	$4,257
Denominator – Weighted average shares outstanding	13,415,896	13,139,005	13,329,621	13,082,198
Basic earnings per share	$.12	$.08	$.37	$.33

Diluted EPS computation
Numerator – Net income	$1,556	$999	$4,897	$4,257
Denominator – Weighted average shares outstanding for basic earnings per share	13,415,896	13,139,005	13,329,621	13,082,198
Effect of Stock Options	0	0	0	0

Weighted averages shares for diluted earnings per share	13,415,896	13,139,005	13,329,621	13,082,198

Diluted earnings per share	$.12	$.08	$.37	$.33

Stock options for 37,000 and 47,500 shares were not considered in the computing of diluted earnings per share for 2009 and 2008 respectively because they were antidilutive.
Stock Based Compensation:
The Corporation’s Stock Option Plan permitted the grant of share options to its directors, officers and employees. Under the terms of the Plan no additional shares can be issued. Option awards were granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant, those option awards have vesting periods of 5 years and have 10-year contractual terms. At September 30, 2009 there are 37,000 outstanding options of which 32,000 are fully vested and exercisable. All outstanding options are expected to vest.
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Total compensation cost charged against income for the stock option plan for the quarter ended September 30, 2009 was not material. No related income tax benefit was recorded.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of the change in unrealized gains and losses on securities available for sale, net of reclassification for gains recognized in income.

Acquisition:
On March 31, 2009, the Corporation completed its acquisition of Butler Wick Trust Company, a wholly owned subsidiary of Butler Wick Corp. Farmers National Banc Corp acquired the capital stock of Butler Wick Trust for cash in the amount of $12.125 million, subject to certain adjustments contained in the stock purchase agreement.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

Cash and due from banks	$1,614
Securities available for sale	2,071
Premises and equipment	44
Goodwill	3,679
Other intangible assets	4,240
Other assets	746

Total assets acquired	12,394

Liabilities assumed	(269)

Net assets acquired	$12,125

Recent Accounting Pronouncements
In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Through the nine-month period ended September 30, 2009, the Corporation had not recognized any other-than-temporary impairment charges on debt securities. The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position.
In April 2009, the FASB issued ASC 820, Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued ASC 825-10-50, FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in the Fair Value Note.
In December 2007, the FASB issued ASC 805, FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. During March 2009, the Corporation acquired Butler Wick Trust Company, and the principals and requirements of FAS 141(R) were used to account for the combination.
In December 2007, the FASB issued ASC 810-10, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The impact of adoption was not material.
In March 2008, the FASB issued ASC 815-10, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
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

Fair Value
ASC 820, SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
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
The Company used the following methods and significant assumptions to estimate fair value.
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

		Fair Value Measurements at
		September 30, 2009 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale U.S. government-sponsored entities and agencies	$97,244	$0	$97,244	$0
States and political subdivisions	67,084	0	67,084	0
Mortgage-backed securities-residential	155,447	0	155,434	13
Collateralized mortgage obligations	356	0	356	0
Equity securities	386	386	0	0
Other securities	264	0	264	0

Total investment securities	$320,781	$386	$320,382	$13

Fair Value Measurements at
December 31, 2008 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale	$271,605	$196	$262,432	$8,977
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2009:

Investment
Securities
Available-for-sale
Three months ended September 30, 2009

Balance of recurring Level 3 assets at July 1, 2009	$16
Total unrealized gains or losses:
Included in other comprehensive income	0
Purchases, sales, issuances and settlements, net	(3)
Transfers in and/or out of Level 3	0

Balance of recurring Level 3 assets at September 30, 2009	$13

Investment
Securities
Available-for-sale
Nine months ended September 30, 2009

Balance of recurring Level 3 assets at January 1, 2009	$8,977
Total unrealized gains or losses:
Included in other comprehensive income	(379)
Purchases, sales, issuances and settlements, net	(1,613)
Transfers in and/or out of Level 3	(6,972)

Balance of recurring Level 3 assets at September 30, 2009	$13

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2009 Using:
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	(Level 1)	(Level 2)	(Level 3)

Impaired loans	0	0	$5,987
Real estate owned	0	0	329

Total non-recurring items	$0	$0	$6,316

Fair Value Measurements at
December 31, 2008 Using:
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	(Level 1)	(Level 2)	(Level 3)

Impaired loans	0	0	$1,870
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment amount of $8.39 million, with a valuation allowance of $2.41 million, resulting in an additional allocated provision for loan losses of $577 thousand for the three month period ended September 30, 2009 and $2.29 million for the nine month period ended September 30, 2009.
In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at September 30, 2009 are as follows:

(In Thousands of Dollars)	Carrying	Fair
September 30, 2009	Amount	Value

Financial assets
Cash and cash equivalents	$45,152	$45,152
Securities available-for-sale	320,781	320,781
Restricted stock	3,902	n/a
Loans, net	604,842	620,795
Accrued interest receivable	4,458	4,458

Financial liabilities
Deposits	743,899	749,659
Short-term borrowings	142,999	142,999
Long-term borrowings	43,273	45,793
Accrued interest payable	1,287	1,287
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
Results of Operations
Comparison of selected financial ratios and other results at or for the three-month and nine-month periods ending September 30, 2009 and 2008:

	At or for Three months		At or for Nine months
	ended September 30,		ended September 30,
(Dollars in Thousands, except Per Share Data)	2009	2008	2009	2008
Total Assets	$1,016,051	$872,057	$1,016,051	$872,057
Net Income	$1,556	$999	$4,897	$4,257
Basic and Diluted Earnings per share	$.12	$.08	$.37	$.33
Return on Average Assets (Annualized)	.62%	.46%	.69%	.68%
Return on Average Equity (Annualized)	7.71%	5.47%	8.27%	7.68%
Efficiency Ratio (tax equivalent basis)	65.02%	60.77%	67.48%	63.20%
Equity to Asset Ratio	8.10%	8.41%	8.10%	8.41%
Dividends to Net Income	51.74%	157.86%	81.54%	122.76%
Net Loans to Assets	59.53%	60.14%	59.53%	60.14%
Loans to Deposits	82.28%	81.54%	82.28%	81.54%

Despite the challenging economic environment, the Corporation was able to report another quarter of solid earnings. The third quarter performance reflects continued growth in core loan portfolios and deposits. The foundation of the Corporation’s financial position – talented people, prudent risk management, liquidity and capital position has served the Corporation well in these challenging times and continues to differentiate us from the competition. Significant drivers of the Corporation’s performance were increases in net interest income, improvement in net interest margin, continued loan growth across our strategic lending business lines, improvements in fee income and expense controls. These were partially offset by FDIC deposit insurance expenses and the additional provision recorded in the allowance for loan losses. With the growth of the loan portfolio, higher net loan losses and the continued economic stress in the markets, the Corporation increased the allowance for loan loss provision balance, while maintaining favorable key asset quality ratios compared to peers. The credit team has implemented a proactive process to identify credit problems and take appropriate steps to assure the loan loss reserve is adequate to cover the exposures in the loan portfolio.
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

Net Interest Income . The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.
Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$592,634	$9,740	6.52%	$516,405	$8,946	6.89%
Taxable securities (4)	224,323	2,336	4.13	191,569	2,131	4.43
Tax-exempt securities (4) (6)	62,337	946	6.02	67,846	1,000	5.86
Equity Securities (2) (6)	5,435	60	4.38	7,725	94	4.84
Federal funds sold	38,284	11	0.11	18,662	83	1.77

Total earning assets	923,013	13,093	5.63	802,207	12,254	6.08

NONEARNING ASSETS

Cash and due from banks	22,772			24,557
Premises and equipment	14,295			14,366
Allowance for Loan Losses	(6,721)			(5,371)
Unrealized gains (losses) on securities	5,086			(2,839)
Other assets (3)	39,879			22,903

Total Assets	$998,324			$855,823

INTEREST-BEARING LIABILITIES

Time deposits	$330,262	$2,493	2.99%	$287,584	$2,977	4.12%
Savings deposits	242,290	660	1.08	194,813	766	1.56
Demand deposits	101,865	65	0.25	98,399	116	0.47
Short term borrowings	132,957	463	1.38	83,907	512	2.43
Long term borrowings	43,592	497	4.52	48,270	551	4.54

Total Interest-Bearing Liabilities	850,966	4,178	1.95	712,973	4,922	2.75

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	63,108			65,734
Other Liabilities	4,147			4,486
Stockholders’ equity	80,103			72,630

Total Liabilities and Stockholders’ Equity	$998,324			$855,823

Net interest income and interest rate spread		$8,915	3.68%		$7,332	3.33%

Net interest margin			3.83%			3.64%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $540 thousand and $530 thousand for 2009 and 2008 respectively and is reduced by amortization of $413 thousand and $378 thousand for 2009 and 2008 respectively.

(6)	For 2009, adjustments of $130 thousand and $314 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2008, adjustments of $107 thousand, $333 thousand, and $6 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 34%, less disallowances.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$572,573	$28,392	6.63%	$509,107	$26,251	6.89%
Taxable securities (4)	214,619	6,916	4.34	173,296	5,663	4.37
Tax-exempt securities (4) (6)	60,795	2,741	6.03	70,391	3,101	5.88
Equity Securities (2) (6)	5,506	197	4.78	7,684	350	6.08
Federal funds sold	28,735	25	0.12	18,631	322	2.31

Total earning assets	882,228	38,271	5.80	779,109	35,687	6.12

NONEARNING ASSETS

Cash and due from banks	22,767			23,367
Premises and equipment	14,185			14,419
Allowance for Loan Losses	(6,155)			(5,462)
Unrealized gains (losses) on securities	5,231			(491)
Other assets (3)	33,863			21,467

Total Assets	$952,119			$832,409

INTEREST-BEARING LIABILITIES

Time deposits	$307,424	$7,348	3.20%	$288,978	$9,495	4.39%
Savings deposits	230,673	2,045	1.19	179,540	2,179	1.62
Demand deposits	100,843	247	0.33	97,614	352	0.48
Short term borrowings	119,965	1,435	1.60	74,627	1,497	2.68
Long term borrowings	47,011	1,515	4.31	50,119	1,717	4.58

Total Interest-Bearing Liabilities	805,916	12,590	2.09	690,878	15,240	2.95

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	62,417			62,179
Other Liabilities	4,628			5,322
Stockholders’ equity	79,158			74,030

Total Liabilities and Stockholders’ Equity	$952,119			$832,409

Net interest income and interest rate spread		$25,681	3.71%		$20,447	3.17%

Net interest margin			3.90%			3.51%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $1.830 million and $1.329 million for 2009 and 2008 respectively and is reduced by amortization of $1.111 million and $806 thousand for 2009 and 2008 respectively.

(6)	For 2009, adjustments of $389 thousand and $910 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2008, adjustments of $270 thousand, $1.031 million, and $33 thousand respectively are made to tax equate income on tax exempt loans, tax exempt securities and to reflect a dividends received deduction on equity securities. These adjustments are based on a marginal federal income tax rate of 34%, less disallowances.

Taxable equivalent net interest income. Taxable equivalent net interest income for the first nine months ended September 30, 2009 totaled $25.68 million, an increase of $5.23 million or 25.60% compared to the first nine months of 2008. Although the yield on earning assets decreased by 32 basis points over the past 12 months, the net interest margin benefited from a 86 basis point decrease in the cost of interest-bearing liabilities, resulting in an overall 39 basis point increase in the net interest margin. Average savings deposits increased by $51.13 million or 28.48% over the prior year nine-month period as customers moved investment dollars from the equity markets seeking liquidity and security. Short term borrowings increased $45.34 million over the same period in the prior year as a result of repurchase agreements increasing $45.56 million. Although the average savings deposits and short term borrowings increased, interest expense related to these items actually decreased by $196 thousand or 5.33% over that same period.
Taxable equivalent net interest income for the quarter ended September 30, 2009 totaled $8.92 million, an increase of $1.58 million or 21.59% compared to the quarter ended September 30, 2008. The yield on earning assets decreased by 45 basis points and the cost of interest-bearing liabilities decreased by 80 basis points over the past 12 months to positively impact the net interest margin. The net interest margin has made improvement over the same period in 2008 as management has made an increased effort to control the cost of funds. The Corporation’s balance sheet is liability sensitive and in the current market of lower interest rates, liabilities are repricing downward faster than assets. This trend is beginning to slow and once interest rates begin to move upward liabilities will reprice upward faster than assets.
Noninterest Income. Total noninterest income for the nine-month period ended September 30, 2009 increased by $4.58 million or 255.87% compared to the same period in 2008. This change is due to a reduction of $2.32 million in impairment charges and an addition of $2.25 million of trust income from the newly acquired entity. Excluding these two items, non-interest income remained constant at $4.19 million for the first nine months of 2009 and 2008.
Total noninterest income for the three-month period ended September 30, 2009 increased by $2.86 million compared to the same period in 2008. This increase is due to the same items that caused the increase over the nine-month period. Impairment charges were down $1.84 million and the newly acquired trust company supplied $1.25 million to bolster noninterest income. Excluding these items, along with security gains, noninterest income was up $97 thousand for the third quarter of 2009 compared to the same quarter in 2008.
Noninterest Expense . Noninterest expense was $21.73 million for the first nine months of 2009 compared to $15.37 million for the same period in 2008. This amounts to an increase of $6.36 million or 41.41% and was mainly the result of an increase of $2.78 million in salaries and employee benefits, $1.16 million in FDIC insurance, $453 thousand in merger costs and $298 thousand in amortization associated with the Trust Company acquisition. Most of the $2.78 million increase in salaries and employee benefits $1.74 million can be attributed to salaries and $465 thousand to employee health insurance expense.

Below is a detail of non-interest expense line items classified between the total Corporation, the Corporation without Trust and the Trust for the nine-month period ending September 30, 2009. The Corporation purchased the Trust Company on March 31, 2009, subsequently only six months of Trust non-interest expense is detailed in the following table:

	For the Nine Months Ended
	September 30, 2009
	Total	Corporation
(In Thousands of Dollars)	Corporation	without Trust	Trust

Noninterest expense
Salaries and employee benefits	$11,302	$10,012	$1,290
Occupancy and equipment	2,524	2,424	100
State and local taxes	689	659	30
Professional fees	695	665	30
Advertising	408	401	7
FDIC insurance	1,240	1,240	0
Merger related costs	453	453	0
Intangible amortization	298	0	298
Other operating expenses	4,125	3,782	343

Total noninterest expense	$21,734	$19,636	$2,098

Noninterest expense was $7.68 million for the quarter ended September 30, 2009 compared to $5.27 million for the same period in 2008. This is an increase of $2.41 million or 45.66%. For the third quarter of 2009, the Corporation experienced a $1.30 million increase in salary and employee benefits, a $150 thousand increase in amortization of intangibles associated with the Trust Company acquisition and a $267 thousand increase in FDIC insurance costs.
Below is a detail of non-interest expense line items for the three-month period ending September 30, 2009:

	For the Three Months Ended
	September 30, 2009
	Total	Corporation
(In Thousands of Dollars)	Corporation	without Trust	Trust

Noninterest expense
Salaries and employee benefits	$4,204	$3,540	$664
Occupancy and equipment	857	806	51
State and local taxes	238	223	15
Professional fees	252	237	15
Advertising	153	151	2
FDIC insurance	312	312	0
Merger related costs	0	0	0
Intangible amortization	150	0	150
Other operating expenses	1,509	1,331	178

Total noninterest expense	$7,675	$6,600	$1,075

The efficiency ratio increased to 67.48% for the first nine months of 2009 compared to 63.20% for the first nine months of 2008. The ratio was negatively impacted by the merger expenses and FDIC insurance expenses mentioned above. The efficiency ratio is calculated as follows: non-interest expense, excluding intangible amortization, divided by the sum of fully taxable equivalent net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor the efficiency ratio.

Income Taxes . Income tax expense totaled $1.07 million for the first nine months of 2009 and $716 thousand for the first nine months of 2008. The effective tax rate for the first nine months of 2009 was 17.95% compared to 14.40% for the same time period in 2008. The effective tax rate is higher for the current nine-month period due to the $9.60 million reduction in the average balance of tax exempt securities compared to September 30, 2008.
Income tax expense totaled $299 thousand for the quarter ended September 30, 2009 and $19 thousand for the quarter ended September 30, 2008. The increase can be attributed to the reduction in tax exempt municipal securities and the increase in income before taxes.
Other Comprehensive Income. For the first nine months of 2009, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $3.06 million compared to an unrealized loss of $1.03 million for the same period in 2008. The quarter ended September 30, 2009 had an unrealized gain on securities of $3.22 million compared to an unrealized gain of $140 thousand for the same three-month period in 2008.
Financial Condition
Total assets increased $135.68 million or 15.41% since December 31, 2008, as the Corporation also experienced an increase in deposit balances. Capital ratios remain strong, as shown by the ratio of equity to total assets at September 30, 2009 of 8.10%.
Securities . Securities available-for-sale increased by $49.18 million. Security purchases of $106.33 million were funded by maturing securities of $54.29 million and the $95.89 million increase in deposits. The Corporation sold $9.78 million in market value of available-for-sale securities, resulting in a net gain of $507 thousand during the first nine months of 2009. There was a $4.71 million increase in the net unrealized gains on securities during the nine-month period ended September 30, 2009.
Loans . Gross loans increased $60.05 million since December 31, 2008. Indirect installment loans accounted for $28.03 million of the increase in gross loans as management continues to target the automobile dealers’ network as a means to diversify the loan portfolio. On a fully tax equivalent basis, loans contributed 74.19% of total interest income for the nine months ended September 30, 2009 and 73.56% for the same period in 2008
Allowance for Loan Losses . The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	9/30/09	6/30/09	3/31/09	12/31/08	9/30/08
Nonperforming loans	$12,640	$11,178	$9,593	$5,337	$3,088

Nonperforming loans as a % of total loans	2.07%	1.88%	1.68%	.97%	.58%

Allowance for loan losses	$7,210	$6,640	$5,835	$5,553	$5,433

Allowance for loan losses as a % of loans	1.18%	1.12%	1.02%	1.01%	1.03%

Allowance for loan losses as a % of nonperforming loans	57.04%	59.40%	60.83%	104.05%	175.94%

For the nine months ended September 30, 2009, management provided $3.05 million to the allowance for loan losses, an increase of $2.49 million over the same period in 2008. The allowance for loan losses as a percentage of loans increased from 1.01% at December 31, 2008 to 1.18% at September 30, 2009. Net charge-offs totaled $1.39 million for the first nine months of 2009 up from $586 thousand for the first nine months of 2008. During 2009, approximately 49.65% of gross charge-offs have occurred in the commercial and commercial real estate portfolios with an additional 35.88% in the indirect loan portfolio. Gross charge-offs in the commercial and commercial real estate portfolios accounted for 36.38% with 46.74% in the indirect loan portfolio during the same period in 2008.
The ratio of nonperforming loans to total loans increased from .97% at December 31, 2008 to 2.07% at September 30, 2009. As of September 30, 2009, total non-performing loans were $12.64 million, compared to $5.34 million at the end of 2008. The ratio of the allowance for loan losses (ALLL) to non-performing loans at September 30, 2009 was 57.04%, compared to 104.05% at December 31, 2008. The increase in non-performing loans is primarily due to the classification of certain commercial real estate and land development loans that are in default according to the terms of the contract. A significant allocation in our allowance for loan losses is for performing commercial and commercial real estate loans classified by our internal loan review as substandard. Substandard loans are those that exhibit one or more structural weaknesses and there is a distinct possibility that the Bank will suffer a loss on the loan unless the weakness is corrected. The allocation for these loans was $1.89 million at September 30, 2009 and $2.16 million at December 31, 2008. The allocation decreased due to a reduction in the balance of these loans. Our actual loss experience may be more or less than the amount allocated. Additionally, our allowance for loan losses includes an allocation for loans specifically identified as impaired under Statement of Financial Accounting Standards No. 114. At September 30, 2009, loans considered to be impaired totaled $9.03 million with an allowance allocation of $2.41 million. At the end of 2008, loans considered to be impaired were $2.64 million with an allowance allocation of $555 thousand. The allowance allocation for these loans is generally based on management’s estimate of the fair value of the collateral securing these loans. The amount ultimately charged-off for this relationship may be different from the loss allocation as collateral may be liquidated for amounts different from management’s estimates. As always, management is working to address weaknesses in each of these specific loans that may result in loss.
Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at September 30, 2009 to be adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.
Deposits . Total deposits increased $95.89 million since December 31, 2008. Balances in the Corporation’s time deposits increased $48.08 million or 17.01% between December 31, 2008 and September 30, 2009. The majority of the increase in the time deposits was in certificates of deposit which increased $37.75 million or 16.70% between December 31, 2008 and September 30, 2009. Money market accounts increased $36.54 million or 27.95% since December 31, 2008 as customers moved investment dollars from the equity markets seeking liquidity and security. The Company continues to price deposit rates to remain competitive within the market and to retain customers.
Borrowings . Total borrowings increased $34.37 million or 22.63% since December 31, 2008. The increase in borrowings is due to the increase in securities sold under repurchase agreements, which increased $58.50 million, offset by a decrease in Federal Home Loan Bank Advances of $23.15 million during the first nine months of 2009. The large increase in repurchase agreements is the result of an increase in local public funds deposits.

Capital Resources. Total stockholders’ equity increased from $77.10 million at December 31, 2008 to $82.26 million at September 30, 2009. During the first nine months of 2009, the mark to market adjustment of securities increased accumulated other comprehensive income by $3.06 million and as a result of the reduced dividend per share distribution in the third quarter, retained earnings increased by $905 thousand.
The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Corporation. As of September 30, 2009 the Corporation’s total risk-based capital ratio stood at 11.91%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 10.77% and 7.12%, respectively. Management believes that the Corporation and Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2009.
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
The primary investing activities of the Corporation are originating loans and purchasing securities. During the first nine months of 2009, net cash used in investing activities amounted to $115.42 million compared to $74.80 million used in investing activities for the same period in 2008. Securities purchased during the first nine months of 2009 and 2008 used $106.33 million and $137.67 million respectively. The purchase of the new trust entity amounted to $10.51 million in 2009. Net loans increased by $61.98 million during this year’s first nine-month period and increased $16.53 million during the same period in 2008. A large portion of the increase in net loans during 2009 can be attributed to the increased portfolio of indirect installment loans.
The primary financing activities of the Corporation are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $127.46 million for the first nine months of 2009 compared to $70.76 million provided by financing activities for the same period in 2008. Most of this change is a result of the net increase in deposits, which provided $95.89 million compared to $56.43 million provided in financing activities in the first nine-month period of 2008.

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

	September 30,	December 31,
Changes In Interest Rate	2009	2008	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+200	-4.20%	-5.66%	15.00%
-200	-3.79%	2.11%	15.00%
Net Present Value Of Equity Change
+200	-5.10%	-7.41%	20.00%
-200	-17.07%	-7.35%	20.00%
The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using September 30, 2009 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets, the Corporation’s change in net interest income would still be within the board mandated limits.
The analysis of the change in the net present value of equity in the event of a 200 basis point decrease in market rates shows a 17.07% decline at September 30, 2009 compared to a 7.35% decline at December 31, 2008. Management does not feel that a 200 basis point decline in the current interest rate environment is likely to occur.

Item 4.	Controls and Procedures
Based on their evaluation, as of the end of the period covered by this quarterly report, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Corporation’s internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Corporation’s financial condition or results of operations.

Item 1A.	Risk Factors
For information regarding factors that could affect the Corporation’s results of operations, financial condition and liquidity, see the risk factors discussion provided under Part 1, Item 1A on Form 10-K for the fiscal year ended December 31, 2008. See also, “Forward-Looking Statements” included in Part 1, Item 2 of this Quarterly Report on Form 10-Q. In addition to the risk factors identified in the Form 10-K at December 31, 2008 the following risk factor is presented at September 30, 2009:
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
During 2009, the FDIC imposed a special assessment of 10 additional basis points (10 cents for every $100 of deposits) on insured institutions on June 30, 2009 and collected on September 30, 2009. On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking that requires insured institutions prepay estimated quarterly assessments for the remainder of calendar year 2009 through 2012 in lieu of a possible second special assessment. The prepaid assessment will be collected on December 30, 2009 for the three year prepayment period and be expensed over that same three year period.
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
There was no treasury stock purchased by the issuer during the third quarter of 2009.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6.	Exhibits

(a)	The following exhibits are filed or incorporated by reference as part of this report:

2.	Not applicable.

3(i).	The Articles of Incorporation, including amendments thereto for the Registrant. Incorporated by reference to Exhibit 4.1 to Farmers National Banc Corp’s Form S-3 Registration Statement dated October 3, 2001. (File No. 0-12055).

3(ii).	The Code of Regulations, including amendments thereto for the Registrant. Incorporated by reference to Exhibit 4.2 to Farmers National Banc Corp’s Form S-3 Registration Statement dated October 3, 2001. (File No. 0-12055).

4.	Incorporated by reference to initial filing.

10.1	Executive Incentive Plan, dated August 11, 2009, adopted by the board of directors of the Farmers National Banc Corp (the “Bank”), (Incorporated herein by reference to Exhibit 10.1 to the Bank’s August 17, 2009 Form 8-K).

10.2	Letter Agreement, dated July 22, 2008, between Farmers National Bank of Canfield (the “Bank”), and John S. Gulas (Incorporated herein by reference to Exhibit 10.2 to the Bank’s July 22, 2008 Form 8-K).

10.3	Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield (the “Bank”), and Kevin J. Helmick (Incorporated herein by reference to Exhibit 10.3 to the Bank’s December 23, 2008 Form 8-K).

10.4	Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield (the “Bank”), and Mark L. Graham (Incorporated herein by reference to Exhibit 10.4 to the Bank’s December 23, 2008 Form 8-K).

10.5	Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield (the “Bank”), and Frank L. Paden (Incorporated herein by reference to Exhibit 10.5 to the Bank’s December 23, 2008 Form 8-K).

10.6	Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield (the “Bank”), and Carl D. Culp (Incorporated herein by reference to Exhibit 10.6 to the Bank’s December 23, 2008 Form 8-K).

10.7	Certified Resolution regarding Adoption of Farmers National Banc Corp 1999 Stock Option Plan, (Incorporated herein by reference to Exhibit 10.7 to Farmers National Banc Corp’s Proxy dated February 24, 1999).

11.	Refer to notes to unaudited consolidated financial statements.

15.	Not applicable.

18.	Not applicable.

19.	Not applicable.

22.	Not applicable.

23.	Not applicable.

24.	Not applicable.

31.a	Certification of Chief Executive Officer (Filed herewith)

31.b	Certification of Chief Financial Officer (Filed herewith)

32.a	906 Certification of Chief Executive Officer (Filed herewith)

32.b	906 Certification of Chief Financial Officer (Filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 9, 2009

/s/ Frank L. Paden Frank L. Paden
President and Secretary

Dated: November 9, 2009

/s/ Carl D. Culp Carl D. Culp
Executive Vice President and Treasurer