Form 10-K
period 2009-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2010-03-16
CIK 709337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $82.9 million based upon the last sales price as of June 30, 2009. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
As of February 28, 2010, the registrant had outstanding 13,519,605 shares of common stock having no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K
into which
Document	Document is Incorporated

Portions of 2009 Annual Report to Shareholders	II

Definitive proxy statement for the 2009 Annual Meeting of Shareholders to be held on April 13, 2010	III

Form 10-K Cross Reference Index to Items Incorporated by Reference to the 2009 Annual Report to
Shareholders

Pages
Part I
Item 1 — Business
Average Balance Sheets/Yields/Rates	12
Rate and Volume Analysis	13
Securities	20-21
Loans	17
Loan Loss Experience	18-20
Deposits	21
Financial Ratios	11
Short-Term Borrowings	21, 38

Part II
Item 5 Market For Registrant’s Common Stock, Number of Holders of Common Stock and Dividends on Common Stock	10

Item 6 Selected Financial Data	11

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-22

Item 7A Quantitative and Qualitative Disclosures About Market Risk	15-16

Item 8 Financial Statements and Supplementary Data	25-44

Item 9A Management’s Annual Report on Internal Control Over Financial Reporting	23

Part IV
Item 15
Report of Independent Registered Public Accounting Firm	24
Financial Statements:
Consolidated Balance Sheets — December 31, 2009 and 2008	25
Consolidated Statements of Income & Comprehensive Income — Calendar Years 2009, 2008 and 2007	26
Consolidated Statement of Stockholders’ Equity Calendar Years 2009, 2008 and 2007	27
Consolidated Statements of Cash Flows Calendar Years 2009, 2008 and 2007	28
Notes to Consolidated Financial Statements	29-44

FARMERS NATIONAL BANC CORP.
FORM 10-K
2009
INDEX

Part I
Item 1. Business General
The Company
The registrant, Farmers National Banc Corp. (herein sometimes referred to as the Company), is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The wholly-owned subsidiaries of Farmers National Banc Corp. are The Farmers National Bank of Canfield (the Bank), Farmers Trust Company, and Farmers National Insurance. The Corporation was formed in 1983 to acquire the shares of the Bank. The Corporation and its subsidiaries operate in the domestic banking industry.
Farmers National Banc Corp. conducts no business activities except for investment in securities permitted under the Bank Holding Company Act. Bank holding companies are permitted under Regulation Y of the Board of Governors of the Federal Reserve System to engage in other activities such as leasing and mortgage banking.
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
A discussion of the general development of the Bank’s business and information regarding its key segments throughout 2009, is located within the section “Management Discussion and Analysis of Financial Condition and Results of Operations” located on pages 13 through 22 of the Company’s Annual Report.
Please see the Financial Statements and Supplementary Financial Data provided under Item 8 of this Form 10-K for financial and statistical information regarding the Bank’s segments, revenue from external customers, profits, and total assets as of the fiscal year ended December 31, 2009.
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
Farmers National Banc Corp. has no employees. The Bank had 260 full-time equivalent employees at December 31, 2009.
Farmers Trust Company
On March 31, 2009, the Company acquired 100% of the capital stock of Butler Wick Trust Company, a wholly owned subsidiary of Butler Wick Corporation in exchange for $12.125 million. The newly acquired trust entity operates under the name Farmers Trust Company. With the acquisition, the Company has added trust services in the areas of estate settlement, living trusts, testamentary trusts, charitable trusts, charitable endowments and employee benefit plans to complement its core retail banking and investment services. The Farmers Trust Company has 30 full-time equivalent employees and operates in two offices located within the same geographic market as the Bank.

Farmers National Insurance
Farmers National Insurance was formed during 2009 and offers insurance products through licensed representatives. Farmers National Insurance does not account for a material portion of the Company’s revenue and therefore will not be discussed individually, but as part of the Company as a whole. The entity has 2 full-time employees.
Investor Relations
The Company’s internet site, http://www.fnbcanfield.com contains an Investor Relations section which provides a hyperlink to the SEC where the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and Officer Reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after the Company has filed these documents with the Securities and Exchange Commission (SEC). In addition, the Company’s filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s web-site at http://www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.
Supervision and Regulation
The Company is regulated by the Federal Reserve Bank (the “FRB”). The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). The Trust Company is licensed and regulated by the Ohio Division of Financial Institutions. A listing of the minimum regulatory requirements for capital and the Company’s capital position as of December 31, 2009 are presented in Note L on page 40 of the annual report to shareholders for the year ended December 31, 2009 and is hereby incorporated by reference.
The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended. This Act restricts the geographic and product range of bank holding companies by defining the types and locations of institutions the holding companies can own or acquire. This act also regulates transactions between the Corporation and the Bank and generally prohibits tie-ins between credit and other products and services.
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
Federal Home Loan Bank
The Federal Home Loan Banks (FHLB) provide credit to their members in the form of advances. Farmers National Bank is a member of the FHLB of Cincinnati. As a FHLB member, the Bank must maintain an investment in the capital stock of the FHLB.
Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in certain types of collateral. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time home buyers.

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
Patriot Act
The U.S. Patriot Act was signed into law in October 2001 in response to terrorist acts. The Patriot Act gives the United States Government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Bank has established policies and procedures that are believed to be compliant with the requirements of the Patriot Act.

Gramm-Leach-Blily Act
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Section 302(a) of Sarbanes-Oxley requires the Company’s chief executive officer and chief financial officer to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.
Emergency Economic Stabilization Act of 2008
The Emergency Economic Stabilization Act of 2008 temporarily increased the basic limit on federal deposit insurance coverage from $100,000 to $250,000. The $250,000 limit is permanent for certain retirement accounts (including IRAs) and is temporary for all other deposit accounts through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor.
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
The capital markets continued to experience difficult conditions through 2009 and into 2010, producing uncertainty in the financial markets in general and a related general economic downturn. Dramatic declines in the housing market that resulted in decreasing home prices and increasing delinquencies and foreclosures negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. These general downward economic trends, the reduced availability of commercial credit and increasing unemployment have all negatively impacted the credit performance of commercial and consumer credit and resulted in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. Also, our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. Business activity across a wide range of industries and regions is greatly reduced and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. As of the end of 2009, the United States is in the beginning stages of economic recovery from the recession. Any worsening of current conditions or slowing of the economic recovery would have an adverse effect on the Company, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies.

Changes in interest rates could adversely affect income and financial condition.
The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. An increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest and principal of their loans, especially borrowers with loans that have adjustable rates of interest. Interest rates are beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.
The allowance for loan loss may not be adequate to cover actual future losses.
The Company maintains an allowance for loan losses to cover expected and unexpected future loan losses. Every loan we make carries a certain risk of non-repayment and we make various assumptions and judgments about the collectibility of our loan portfolio including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.
Changes in economic and political conditions could adversely affect the Company’s earnings.
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
In our market, we encounter significant competition from banks, savings and loan associations, credit unions, mortgage banks and other financial service companies. As a result of their size and ability to achieve economies of scale, some of our competitors offer a broader range of products and services than we can offer. In particular, the competition includes major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Our ability to maintain our history of strong financial performance and return on investment to shareholders will depend in part on our continued ability to compete successfully in our market. Financial performance and return on investment to shareholders will also depend on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors now include securities dealers, brokers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.
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
Additional required capital may not be available.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.
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
As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information could be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability or disrupt our operations and have a material adverse effect on our business.
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

There can be no assurance that legislative and regulatory initiatives to address economic conditions will stabilize the United States economy and significantly affect our financial condition, results of operation, liquidity or stock price.
Governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited. The U.S. Treasury has authority to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and their holding companies, under TARP. The purpose of TARP is to restore confidence and stability to the United States banking system and to encourage financial institutions to increase their lending to customers and to each other. The FDIC increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our Stock.
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
The FDIC projects higher premiums to be necessary because the financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits. The FDIC in an effort to avoid larger increases in the premiums has already taken action to collect FDIC premiums for the next three years in advance. If any additional assessments or large premium increases occur in the future they would negatively affect our financial condition and results of operation.
We depend on our subsidiaries for dividends, distributions and other payments.
As a bank holding company, we are a legal entity separate and distinct from our subsidiaries. Our principal source of funds to pay dividends on our Common Shares is dividends from these subsidiaries. In the event our subsidiaries become unable to pay dividends to us, we may not be able to pay dividends on our Common Shares of outstanding stock. Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations.
Federal and state statutory provisions and regulations limit the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval. Our banking subsidiaries generally may not, without prior regulatory approval, pay a dividend in an amount greater than their undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by Farmers National Bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. The Federal Reserve Board and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The ability of Farmers National Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict our ability to declare and pay dividends.
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
Item 2. Properties
Farmers National Banc Corp.’s Properties
The Farmers National Banc Corp. owns no property. Operations are conducted at 20 and 30 South Broad Street, Canfield, Ohio.

Bank Property
The Main Office is located at 20 & 30 S. Broad Street, Canfield, Ohio. The other locations of the Bank are:

Office Building	40 & 46 S. Broad St., Canfield, Ohio

Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio

Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio

Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio

Colonial Plaza Office	401 E. Main St. Canfield, Ohio

Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio

Salem Office	1858 E. State Street, Salem, Ohio

Columbiana Office	340 State Rt. 14, Columbiana, Ohio

Leetonia Office	16 Walnut St., Leetonia, Ohio

Damascus Office	29053 State Rt. 62 Damascus, Ohio

Poland Office	106 McKinley Way West, Poland, Ohio

Niles Office	1 South Main Street, Niles, Ohio

Niles Drive Up	170 East State Street, Niles, Ohio

Girard Office	121 North State Street, Girard, Ohio

Eastwood Office	5845 Youngstown-Warren Rd, Niles, Ohio

Warren Office	2910 Youngstown-Warren Rd, Warren, Ohio

Mineral Ridge Office	3826 South Main Street, Mineral Ridge, Ohio

Niles Operation Center	51 South Main Street, Niles, Ohio
The Bank owns all locations except the Colonial Plaza, which is leased.
Trust Property
Farmers Trust Company operates from two leased locations:

Youngstown Office	City Centre One, Suite 800, Youngstown, OH

Howland Office	Harvard Commons, 1695 Niles-Cortland Rd., Warren, Ohio
Insurance Property
Farmers National Insurance operates from one location which is owned by the Bank:

Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio
Item 3. Legal Proceedings
In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Company’s financial condition or results of operations.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
Purchases of equity securities by the issuer.
On July 14, 2009, The Company announced the adoption of a stock repurchase program that authorizes the re-purchase of up to 4.9% or approximately 657 thousand shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in July 2010. There was no treasury stock purchased by the Company during the fourth quarter of 2009.
Item 6. Selected Financial Data
Information required by this section is incorporated by reference to the information appearing under the caption “Selected Financial Data” located on page 11 of the Company’s Annual Report and is explained in the section “Management Discussion and Analysis of Financial Condition and Results of Operations” located on pages 13 through 22 of the Company’s Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition
Information required by this section is incorporated by reference to the information appearing under the caption “Management Discussion and Analysis of Financial Condition and Results of Operation” located on pages 13 through 22 of the Company’s Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this section is incorporated by reference to the information appearing under the caption “Market Risk” located on pages 15 through 16 of the Company’s Annual Report.
Item 8. Financial Statements and Supplementary Financial Data
Information required by this section is incorporated by reference to the information located on pages 25 to 44 of the Company’s Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
During the fiscal years ended December 31, 2009 and December 31, 2008, there were no disagreements between the Company and Crowe Horwath LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Horwath’s satisfaction, would have caused Crowe Horwath to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such periods.

Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control over Financial Reporting
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this annual report on Form 10-K for the period ended December 31, 2009, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in our 2009 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.
Crowe Horwath LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2009. The audit report by Crowe Horwath is located on page 24 of our 2009 Annual Report to Shareholders.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to Directors and Corporate Governance is set forth in the registrant’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders which will be held April 13, 2010. The proxy statement is incorporated by reference.
Executive Officers of the Registrant
The names, ages and positions of the executive officers as of March 1, 2010

Name	Age	Position Held

Frank L. Paden	59	President and Secretary
John S. Gulas	51	Executive Vice President and Chief Operating Officer
Carl D. Culp	46	Executive Vice President & Treasurer
Officers are elected annually by the Board of Directors immediately following the annual meeting of shareholders. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Office
Mr. Frank L. Paden has served as President and Secretary since March 1996. Prior to that time he was Executive Vice President of the registrant since March 1995, was Executive Vice President of the Bank since March 1995 and has held various other executive positions with the Bank.
Mr. John S. Gulas has served as Chief Operating Officer since January 2009. In addition to his election as Chief Operating Officer of the registrant Mr. Gulas has served in the same capacity with the Bank since July 2008. Prior to that time Mr. Gulas was the President and CEO of Sky Trust Company, N.A. since July 2005. Prior to that position he was Executive Vice President and Chief Fiduciary Officer for UMB Bank in Kansas City, MO.
Mr. Carl D. Culp has served as Executive Vice President and Treasurer since March 1996. Prior to that time he was Controller of the registrant since November 1995 and was Controller of the Bank since November 1995.
Compliance with Section 16(a) of the Securities Exchange Act
Information regarding this item is set forth in the Company’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 13, 2010. The proxy statement is incorporated by reference.
Code of Ethics
See Exhibit 14.
Nominating Committee
Information regarding this item is set forth in the Company’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 13, 2010. The proxy statement is incorporated by reference.
Identification of the Audit Committee
Information regarding this item is set forth in the Company’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 13, 2010. The proxy statement is incorporated by reference.
Audit Committee Financial Expert
The Board believes that Earl R. Scott and James R. Fisher qualify as “Audit Committee Financial Experts” as that term is defined by applicable SEC rules. In addition, the Board believes that Earl R. Scott and James R. Fisher are “independent” as that term is defined by applicable SEC rules.
Item 10. Executive Compensation
Information regarding this item is set forth in the Company’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 13, 2010. The proxy statement is incorporated by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of out	outstanding	equity compensation
	standing options,	options, warrants	plans (excluding
	warrants and rights	and rights	securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	37,000	$10.40/share	0
Information regarding the equity (stock-based) compensation plan is set forth in the registrant’s annual report in Notes A and K in the Notes to Consolidated Financial Statements. This portion of the annual report is incorporated by reference.
Security Ownership of Management
Information relating to this item is set forth in the Company’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 13, 2010. The proxy statement is incorporated by reference.
Item 12. Certain Relationships and Related Transactions and Director Independence
Information regarding this item is set forth in the Company’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 13, 2010. The proxy statement is incorporated by reference.
Item 13. Principal Accountant Fees and Services
Information regarding this item is set forth in the Company’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 13, 2010. The proxy statement is incorporated by reference.
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)1. Financial Statements
Item 8., Financial Statements and Supplementary Data is set forth in the Company’s 2009 Annual Report to Shareholders and is incorporated by reference in Part II of this report.
2. Financial Statement Schedules
No financial statement schedules are presented because they are not applicable.

3. Exhibits
The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page 17 hereof and is incorporated herein by reference. No financial statement schedules are presented because they are not applicable.
(b) Exhibits
The exhibits filed or incorporated by reference as a part of this report are listed in the Index of Exhibits, which appears at page 17 hereof and is incorporated herein by reference.
(c) Financial Statement Schedules
No financial statement schedules are presented under this section because none are applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.	Farmers National Banc Corp.	Farmers National Banc Corp

/s/ Frank L. Paden	/s/ Carl D. Culp	/s/ Joseph W. Sabat

Frank L. Paden	Carl D. Culp	Joseph W. Sabat
President and Secretary	Executive VP and Treasurer	Controller
March 16, 2010	March 16, 2010	March 16, 2010

/s/ Benjamin R. Brown	Director	March 16, 2010
Benjamin R. Brown

/s/ Anne Frederick Crawford	Director	March 16, 2010
Anne Frederick Crawford

/s/ James R. Fisher	Director	March 16, 2010
James R. Fisher

/s/ Joseph D. Lane	Director	March 16, 2010
Joseph D. Lane

/s/ Ralph D. Macali	Director	March 16, 2010
Ralph D. Macali

/s/ Earl R. Scott	Director	March 16, 2010
Earl R. Scott

/s/ Frank L. Paden	President and Director	March 16, 2010
Frank L. Paden

/s/ Ronald V. Wertz	Director	March 16, 2010
Ronald V. Wertz

INDEX TO EXHIBITS
The following exhibits are filed or incorporated by reference as part of this report:

2.	Not applicable.

3(i).
The Articles of Incorporation, including amendments thereto for the Corporation. Incorporated by reference to Exhibit 4.1 to Farmers National Banc Corp’s Form S-3
Registration Statement dated October 3, 2001 (File No. 0-12055).

3(ii).	The Code of Regulations, including amendments thereto for the Corporation.

4.	Incorporated by reference to initial filing.

9.	Not applicable.

10.1
Information regarding this item is set forth in the Company’s definitive proxy statement, which will be used in connection with its annual meeting of shareholders to be held April 13, 2010. The proxy statement is incorporated by reference.

10.2
Executive Incentive Plan, dated August 11, 2009, adopted by the board of directors of the Farmers National Banc Corp, (Incorporated herein by reference to Exhibit 10.2 to the Bank’s August 17, 2009 Form 8-K).

10.3	Letter Agreement, dated July 22, 2008, between Farmers National Bank of Canfield, and John S. Gulas (Incorporated herein by reference to Exhibit 10.3 to the Bank’s July 22, 2008 Form 8-K).

10.4	Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield, and Kevin J. Helmick (Incorporated herein by reference to Exhibit 10.4 to the Bank’s December 23, 2008 Form 8-K).

10.5	Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield, and Mark L. Graham (Incorporated herein by reference to Exhibit 10.5 to the Bank’s December 23, 2008 Form 8-K).

10.6	Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield, and Frank L. Paden (Incorporated herein by reference to Exhibit 10.6 to the Bank’s December 23, 2008 Form 8-K).

10.7	Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield, and Carl D. Culp (Incorporated herein by reference to Exhibit 10.7 to the Bank’s December 23, 2008 Form 8-K).

10.8
Certified Resolution regarding Adoption of Farmers National Banc Corp 1999 Stock Option Plan, (Incorporated herein by reference to Exhibit 10.8 to Farmers National Banc Corp’s Proxy dated February 24, 1999).

11.	Refer to Note P in the annual report incorporated by reference.

12.	Not applicable.

13.	Annual Report to security holders.

14.
The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer and complies with the criteria provided in SEC rules. The Code of Ethics is available, free of charge, by calling the Bank’s Corporate Services at 330-533-3341.

16.	Not applicable.

18.	Not applicable.

21.	Farmers National Bank, an Ohio corporation, Canfield, Ohio. Farmers Trust Company, an Ohio corporation, Youngstown, Ohio Farmers National Insurance, an Ohio Limited Liability Company, Canfield, Ohio

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