Form 10-Q
period 2010-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2010-05-10
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010

Common Stock, No Par Value	13,546,248 shares

Page Number
PART I — FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

Included in Part I of this report:

Farmers National Banc Corp. and Subsidiaries

Consolidated Balance Sheets	1

Consolidated Statements of Income and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Unaudited Consolidated Financial Statements	4-14

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22

Item 3 Quantitative and Qualitative Disclosures About Market Risk	22-23

Item 4 Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1 Legal Proceedings	23

Item 1A Risk Factors	23

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3 Defaults Upon Senior Securities	23

Item 4 Other Information	24

Item 5 Exhibits	24

SIGNATURES	25

10-Q Certifications

Section 906 Certifications

Exhibit 31.a
Exhibit 31.b
Exhibit 32.a
Exhibit 32.b

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	March 31,	December 31,
	2010	2009

ASSETS
Cash and due from banks	$23,056	$25,713
Federal funds sold	46,838	25,447

TOTAL CASH AND CASH EQUIVALENTS	69,894	51,160

Securities available for sale	316,370	309,368

Loans	609,135	609,395
Less allowance for loan losses	8,220	7,400

NET LOANS	600,915	601,995

Premises and equipment, net	14,396	14,193
Bank owned life insurance	11,564	11,438
Goodwill	3,709	3,709
Other intangibles	3,646	3,791
Other assets	19,717	19,154

TOTAL ASSETS	$1,040,211	$1,014,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$68,394	$68,420
Interest-bearing	708,401	709,132

TOTAL DEPOSITS	776,795	777,552

Short-term borrowings	152,205	125,912
Long-term borrowings	25,520	27,169
Other liabilities	3,434	3,547

TOTAL LIABILITIES	957,954	934,180

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 15,599,359 in 2010 and 15,572,703 in 2009	95,770	95,650
Retained earnings	7,579	7,137
Accumulated other comprehensive income (loss)	4,411	3,344
Treasury stock, at cost; 2,053,111 shares in 2010 and 2,053,098 in 2009	(25,503)	(25,503)

TOTAL STOCKHOLDERS’ EQUITY	82,257	80,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,040,211	$1,014,808

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31,	March 31,
	2010	2009

INTEREST AND DIVIDEND INCOME
Loans, including fees	$9,232	$9,036
Taxable securities	2,241	2,296
Tax exempt securities	591	586
Dividends	53	70
Federal funds sold	9	6

TOTAL INTEREST AND DIVIDEND INCOME	12,126	11,994

INTEREST EXPENSE
Deposits	2,745	3,289
Short-term borrowings	285	505
Long-term borrowings	282	517

TOTAL INTEREST EXPENSE	3,312	4,311

NET INTEREST INCOME	8,814	7,683
Provision for loan losses	2,778	450

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,036	7,233

NONINTEREST INCOME
Service charges on deposit accounts	478	599
Bank owned life insurance income	126	131
Trust fees	1,232	0
Insurance agency commissions	62	0
Other operating income	438	388

TOTAL NONINTEREST INCOME	2,336	1,118

NONINTEREST EXPENSES
Salaries and employee benefits	3,977	3,020
Occupancy and equipment	925	850
State and local taxes	232	213
Professional fees	309	215
Advertising	130	100
FDIC insurance	303	231
Merger related costs	0	453
Intangible amortization	145	0
Core processing charges	239	19
Other operating expenses	1,272	1,155

TOTAL NONINTEREST EXPENSES	7,532	6,256

INCOME BEFORE INCOME TAXES	840	2,095
INCOME TAXES	(7)	411

NET INCOME	$847	$1,684

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	1,067	792

COMPREHENSIVE INCOME	$1,914	$2,476

NET INCOME PER SHARE-basic and diluted	$0.06	$0.13

DIVIDENDS PER SHARE	$0.03	$0.12

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	Three Months Ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$847	$1,684
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,778	450
Depreciation and amortization	428	258
Net amortization of securities	250	79
Loss on sale of other real estate owned	49	0
Increase in bank owned life insurance	(126)	(131)
Net change in other assets and liabilities	(1,525)	363

NET CASH FROM OPERATING ACTIVITIES	2,701	2,703

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	13,145	13,268
Purchases of securities available for sale	(18,803)	(9,422)
Purchase of trust entity, net	0	(10,511)
Loan originations and payments, net	(1,773)	(17,873)
Proceeds from sale of other real estate owned	323	20
Additions to premises and equipment	(461)	(136)

NET CASH FROM INVESTING ACTIVITIES	(7,569)	(24,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(757)	27,592
Net change in short-term borrowings	26,293	30,623
Net change in Federal Home Loan Bank borrowings and other debt	(1,649)	(1,974)
Cash dividends paid	(405)	(1,588)
Proceeds from dividend reinvestment	120	467

NET CASH FROM FINANCING ACTIVITIES	23,602	55,120

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,734	33,169

Beginning cash and cash equivalents	51,160	24,049

Ending cash and cash equivalents	$69,894	$57,218

Supplemental cash flow information:
Interest paid	$3,481	$4,377
Income taxes paid	$0	$0

Supplemental noncash disclosures:
Transfer of loans to other real estate	$75	$215
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
Basis of Presentation:
The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report to Shareholders included in the Company’s 2009 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.
Estimates:
To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, carrying amount of goodwill and fair values of financial instruments are particularly subject to change.
Segments:
The Company provides a broad range of financial services to individuals and companies in northeastern Ohio. While the Company’s chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment.

Securities:
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value
U.S. Treasury and U.S. government-sponsored entities	$117,433	$1,779	$(94)	$119,118
States and political subdivisions	61,969	1,346	(306)	63,009
Mortgage-backed securities — residential	129,579	4,193	(270)	133,502
Collateralized mortgage obligations	205	6	0	211
Equity securities	149	128	(15)	262
Other securities	250	18	0	268

Totals	$309,585	$7,470	$(685)	$316,370

(In Thousands of Dollars)
December 31, 2009
U.S. Treasury and U.S. government-sponsored entities	$98,746	$1,424	$(337)	$99,833
States and political subdivisions	62,809	1,070	(447)	63,432
Mortgage-backed securities — residential	141,915	3,758	(411)	145,262
Collateralized mortgage obligations	309	9	0	318
Equity securities	149	129	(19)	259
Other securities	250	14	0	264

Totals	$304,178	$6,404	$(1,214)	$309,368

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are not due at a single maturity date and are shown separately.

	March 31, 2010
(In Thousands of Dollars)	Amortized	Fair
Maturity	Cost	Value
Within one year	$4,651	$4,683
One to five years	111,371	113,104
Five to ten years	33,189	33,945
Beyond ten years	30,441	30,663
Mortgage-backed and CMO securities	129,784	133,713

Total	$309,436	$316,108

	December 31, 2009
(In Thousands of Dollars)	Amortized	Fair
Maturity	Cost	Value
Within one year	$3,538	$3,563
One to five years	92,162	93,357
Five to ten years	35,177	35,777
Beyond ten years	30,928	30,832
Mortgage-backed and CMO securities	142,224	145,580

Total	$304,029	$309,109

The following table summarizes the investment securities with unrealized losses at March 31, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasury and U.S. gov- ernment-sponsored entities	$25,224	$(86)	$347	$(8)	$25,571	$(94)
States and political subdivisions	6,001	(82)	3,098	(224)	9,099	(306)
Mortgage-backed securities — residential	18,724	(269)	58	(1)	18,782	(270)
Equity securities	0	0	9	(15)	9	(15)

Total	$49,949	$(437)	$3,512	$(248)	$53,461	$(685)

(In Thousands of Dollars)
December 31, 2009
Available-for-sale
U.S. Treasury and U.S. gov- ernment-sponsored entities	$44,854	$(330)	$359	$(7)	$45,213	$(337)
States and political subdivisions	13,336	(162)	3,035	(285)	16,371	(447)
Mortgage-backed securities — residential	40,304	(410)	60	(1)	40,364	(411)
Equity securities	28	(3)	7	(16)	35	(19)

Total	$98,522	$(905)	$3,461	$(309)	$101,983	$(1,214)

There were no security sales during either the first quarter of 2010 or 2009.

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities are generally evaluated for OTTI under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
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
As of March 31, 2010, the Company’s security portfolio consisted of 432 securities, 57 of which were in an unrealized loss position. The majority of the unrealized losses on the Corporation’s securities are related to its holdings of U.S. Government-sponsored entities, state and political subdivisions, and mortgage-backed securities as discussed below.
Unrealized losses on debt securities issued by the U.S. Government-sponsored entities have not been recognized into income because the securities are of high credit quality, management does not have the intent to sell these securities before their anticipated recovery and the decline in fair value is largely due to fluctuations in market interest rates and not credit quality. The fair value is expected to recover as the securities approach their maturity date.
Unrealized losses on debt securities at March 31, 2010 on the Company’s obligations of states and political subdivisions have not been recognized into income. Generally these securities have maintained their investment grade ratings and management does not have the intent to sell these securities before their anticipated recovery which may be at maturity.
All of the Company’s holdings of mortgage-backed securities were issued by U.S. Government sponsored enterprises. Unrealized losses on mortgage-backed securities have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired.

Loans:
Loan balances were as follows:

	March 31,	December 31,
(In Thousands of Dollars)	2010	2009
Residential real estate	$180,719	$180,877
Commercial real estate	215,877	215,917
Consumer	132,196	136,708
Commercial	80,343	75,893

Subtotal	609,135	609,395
Allowance for loan losses	(8,220)	(7,400)

Net loans	$600,915	$601,995

Activity in the allowance for loan losses was as follows:

	Three months ended
	March 31,
(In Thousands of Dollars)	2010	2009
Balance at beginning of period	$7,400	$5,553
Provision for loan losses	2,778	450
Recoveries	147	130
Loans charged off	(2,105)	(298)

Balance at end of period	$8,220	$5,835

Individually impaired loans were as follows:

	March 31,	December 31,
(In Thousands of Dollars)	2010	2009
Loans with no allocated allowance for loan losses	$4,007	$425
Loans with allocated allowance for loan losses	5,318	13,071

	$9,325	$13,496

Amount of the allowance for loan losses allocated	$2,263	$2,058
Impaired loans decreased during the first quarter of this year due mainly to two loan relationships that were classified as non-performing troubled debt restructurings at December 31, 2009, that are now performing to their new contractual terms and have been removed from this category at March 31, 2010.
Included in the $9.33 million disclosed above at March 31, 2010 are $2.80 million of loans that have terms that have been modified under troubled debt restructuring. The Company has allocated $122 thousand of specific reserves to those loans at March 31, 2010. At December 31, 2009, $5.44 million of loans that have terms that have been modified under troubled debt restructuring are included in the $13.50 million of individually impaired loans. The Company has allocated $333 thousand of specific reserves to those loans at December 31, 2009.
Interest income recognized during impairment for the periods was immaterial.
Nonperforming loans were as follows:

	March 31,	December 31,
(In Thousands of Dollars)	2010	2009
Nonaccrual loans:
Residential real estate	$2,693	$2,281
Commercial real estate	4,083	5,677
Consumer	84	172
Commercial	3,369	1,504

Total Nonaccrual Loans	10,229	9,634
Loans past due over 90 days still on accrual	511	469

Total nonperforming loans	$10,740	$10,103
Other real estate owned	77	374

Total nonperforming assets	$10,817	$10,477

Percentage of nonperforming loans to gross loans	1.76%	1.66%
Percentage of nonperforming assets to total assets	1.04%	1.03%

Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended
	March 31,
(In Thousands, except Share and Per Share Data)	2010	2009
Basic EPS computation
Numerator — Net income	$847	$1,684
Denominator — Weighted average shares outstanding	13,519,888	13,231,653
Basic earnings per share	$.06	$.13

Diluted EPS computation
Numerator — Net income	$847	$1,684
Denominator — Weighted average shares outstanding for basic earnings per share	13,519,888	13,231,653
Effect of Stock Options	0	0

Weighted averages shares for diluted earnings per share	13,519,888	13,231,653

Diluted earnings per share	$.06	$.13

Stock options for 34,000 and 42,000 shares were not considered in the computing of diluted earnings per share for 2010 and 2009 respectively because they were antidilutive.
Stock Based Compensation:
The Company’s Stock Option Plan permitted the grant of share options to its directors, officers and employees. Under the terms of the Plan no additional shares can be issued. Option awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, those option awards have vesting periods of 5 years and have 10-year contractual terms. At March 31, 2010 there were 34,000 outstanding options of which 30,000 are fully vested and are exercisable.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Total compensation cost charged against income for the stock option plan for the quarter ended March 31, 2010 was not material. No related income tax benefit was recorded.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of the change in unrealized gains and losses on securities available for sale, net of reclassification for gains recognized in income.
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special-purpose entity. ASC 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. ASC 810 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of ASC 810 were also amended and apply to transfers that occurred both before and after the effective date of ASC 810. The adoption of ASC 810 did not have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This statement requires additional disclosures about an enterprise’s involvement in variable interest entities. This statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of the accounting guidance did not have an impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued an amendment to, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures About Fair Value Measurements. This amendment requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This amendment also requires that a reporting entity should present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. This amendment also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements.

Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. Government sponsored entities	$119,119	$0	$119,119	$0
States and political subdivisions	63,008	0	63,008	0
Mortgage-backed securities-residential	133,502	0	133,489	13
Collateralized mortgage obligations	211	0	211	0
Equity securities	262	262	0	0
Other securities	268	0	268	0

Total investment securities	$316,370	$262	$316,095	$13

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. Government sponsored entities	$99,833	$0	$99,833	$0
States and political subdivisions	63,432	0	63,432	0
Mortgage-backed securities-residential	145,262	0	145,249	13
Collateralized mortgage obligations	318	0	318	0
Equity securities	259	259	0	0
Other securities	264	0	264	0

Total investment securities	$309,368	$259	$309,096	$13

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis:

Investment Securities
Available-for-sale
Three months ended March 31, 2010	(Level 3)

Balance at January 1, 2010	$13
Total unrealized gains or losses:
Included in other comprehensive income	0
Purchases, sales, issuances and settlements, net	0
Transfer in and/or out	0

Balance at March 31, 2010	$13

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at March 31, 2010 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In Thousands)	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	—	—	$1,886

Fair Value Measurements
at December 31, 2009 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	—	—	$5,904
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4.00 million with a valuation allowance of $2.14 million, resulting in an additional provision for loan loss of $1.51 million for the period. The allowance for loan loss is based on management’s judgment after considering factors such as expected future cash flows on impaired loans, historical loss experience, and current economic conditions. Management believes the allowance for loan loss to be adequate at March 31, 2010.
The carrying amounts and estimated fair values of financial instruments, at March 31, 2010 and December 31, 2009 are as follows:

(In Thousands of Dollars)	Carrying	Fair
March 31, 2010	Amount	Value
Financial assets
Cash and cash equivalents	$69,894	$69,894
Securities available-for-sale	316,370	316,370
Restricted stock	3,977	n/a
Loans, net	600,915	609,903
Accrued interest receivable	4,634	4,634

Financial liabilities
Deposits	776,795	780,134
Short-term borrowings	152,205	152,205
Long-term borrowings	25,520	27,389
Accrued interest payable	1,086	1,086

(In Thousands of Dollars)	Carrying	Fair
December 31, 2009	Amount	Value
Financial assets
Cash and cash equivalents	$51,160	$51,160
Securities available-for-sale	309,368	309,368
Restricted stock	3,977	n/a
Loans, net	601,995	609,127
Accrued interest receivable	4,370	4,370

Financial liabilities
Deposits	777,552	781,703
Short-term borrowings	125,912	125,912
Long-term borrowings	27,169	28,990
Accrued interest payable	1,155	1,155

The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of restricted stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.
Segment Information
A reportable segment is determined by the products and services offered, primarily distinguished between banking and trust operations. They are also distinguished by the level of information provided to the chief operating decision makers in the Company, who use such information to review performance of various components of the business, which are then aggregated. Loans, investments, and deposits provide the revenues in the banking operation, and trust service fees provide the revenue in trust operations. All operations are domestic.
Significant segment totals are reconciled to the financial statements as follows:

	Trust	Bank		Consolidated
March 31, 2010	Segment	Segment	Others	Totals
Assets
Cash and due from banks	$619	$69,293	$(18)	$69,894
Securities available for sale	4,028	312,215	127	316,370
Net loans	0	600,915	0	600,915
Premises and equipment, net	126	14,270	0	14,396
Goodwill	3,709	0	0	3,709
Other intangibles	3,646	0	0	3,646
Other assets	612	30,273	396	31,281

Total Assets	$12,740	$1,026,966	$505	$1,040,211

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$442	$956,552	$960	$957,954
Stockholders’ equity	12,298	70,414	(455)	82,257

Total Liabilities and Stockholders’ Equity	$12,740	$1,026,966	$505	$1,040,211

	Trust	Bank		Consolidated
For period ending March 31, 2010	Segment	Segment	Others	Totals
Interest and dividend income	$19	$12,106	$1	$12,126
Interest expense	0	3,303	9	3,312

Net interest income	19	8,803	(8)	8,814
Provision for loan losses	0	2,778	0	2,778

Net interest income after provision for loan losses	19	6,025	(8)	6,036

Service fees and other noninterest income	1,232	1,068	36	2,336
Noninterest expense Salaries and employee benefits	650	3,300	27	3,977
Occupancy and equipment	124	801	0	925
State and local taxes	30	201	1	232
Professional fees	15	294	0	309
Advertising	2	130	0	130
Intangible amortization	145	0	0	145
Other	176	1,620	16	1,814

Total noninterest expense	1,142	6,346	44	7,532

Income before taxes	109	747	(16)	840
Income tax	38	(39)	(6)	(7)

Net Income	$71	$786	$(10)	$847

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Overview
The Company’s strategies are to continue our growth initiatives responsibly and increase earnings; maintain the appropriate levels of capital that are essential so that we remain a well-capitalized institution under all regulatory guidelines; continue to deal with the number of issues the banking industry has been facing; closely monitor our efficiency ratio; and strategically manage interest rate risk and credit risk, specifically, the non-performing assets.

Results of Operations
Comparison of selected financial ratios and other results at or for the three-month period ending March 31, 2010 and 2009:

	At or for the three months ended
	March 31,
(In Thousands, except Per Share Data)	2010	2009
Total Assets	$1,040,211	$939,360
Net Income	$847	$1,684
Basic and Diluted Earnings Per Share	$.06	$.13
Return on Average Assets (Annualized)	.34%	.76%
Return on Average Equity (Annualized)	4.16%	8.77%
Efficiency Ratio (tax equivalent basis)	63.74%	67.47%
Equity to Asset Ratio	7.91%	8.35%
Tangible Common Equity Ratio *	7.25%	7.57%
Dividends to Net Income (Year-to-date)	47.82%	94.30%
Net Loans to Assets	57.77%	60.00%
Loans to Deposits	78.42%	84.29%

*	The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, our tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of March 31, 2010, reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets are set forth below:

	March 31, 2010	March 31, 2009
Reconciliation of Common Stockholders’ Equity to Tangible Common Equity
Stockholders’ Equity	$82,477	$78,457
Less Goodwill and other intangibles	7,355	7,919

Tangible Common Equity	$75,122	$70,538

	March 31, 2010	March 31, 2009
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,040,431	$939,360
Less Goodwill and other intangibles	7,355	7,919

Tangible Assets	$1,033,076	$931,441

The quarter would have been one of the better performing quarters in the past few years if not for the increase in the provision for loan losses. The management team continues to actively monitor and address asset quality issues, and has increased the allowance for loan losses accordingly. The allowance increase was in an effort to be proactive towards the adequacy of the allowance to cover exposures in the loan portfolio. The Company’s challenges for the future quarters will continue to be managing issues related to the general economic conditions and to develop relationships to grow core business lines.

Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.
Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$600,026	$9,326	6.30%	$554,456	$9,162	6.70%
Taxable securities (4)	241,488	2,241	3.76	206,044	2,296	4.52
Tax-exempt securities (4) (6)	58,798	885	6.10	59,003	878	6.03
Equity Securities (2) (6)	4,126	53	5.21	5,543	70	5.12
Federal funds sold	25,743	9	0.14	17,634	6	0.14

Total earning assets	930,181	12,514	5.46	842,680	12,412	5.97

NONEARNING ASSETS

Cash and due from banks	22,940			22,518
Premises and equipment	14,385			14,124
Allowance for Loan Losses	(7,071)			(5,695)
Unrealized gains (losses) on securities	6,511			4,485
Other assets (3)	42,162			24,551

Total Assets	$1,009,108			$902,663

INTEREST-BEARING LIABILITIES

Time deposits	$320,307	$2,168	2.75%	$289,129	$2,469	3.46%
Savings deposits	280,395	529	0.77	216,353	717	1.34
Demand deposits	104,951	48	0.19	98,611	103	0.42
Short term borrowings	123,125	285	0.94	99,792	505	2.05
Long term borrowings	26,647	282	4.29	53,267	517	3.94

Total Interest-Bearing Liabilities	855,425	3,312	1.57	757,152	4,311	2.31

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	67,760			62,785
Other Liabilities	3,437			4,844
Stockholders’ equity	82,486			77,882

Total Liabilities and Stockholders’ Equity	$1,009,108			$902,663

Net interest income and interest rate spread		$9,202	3.89%		$8,101	3.66%

Net interest margin			4.01%			3.90%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $430 thousand and $620 thousand for 2010 and 2009 respectively and is reduced by amortization of $434 thousand and $335 thousand for 2010 and 2009 respectively.

(6)	For 2010, adjustments of $94 thousand and $294 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2009, adjustments of $126 thousand and $292 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Taxable equivalent net interest income. Taxable equivalent net interest income for the first three months ended March 31, 2010 totaled $9.20 million, an increase of $1.10 million or 13.60% compared to the first three months of 2009. Although the yield on earning assets decreased by 51 basis points over the past 12 months, the net interest margin benefited from a 74 basis point decrease in the cost of interest-bearing liabilities, resulting in an overall 11 basis point increase in the net interest margin. Average savings deposits increased by $64.04 million or 29.60% and average time deposits increased $31.18 million or 10.78% over the prior year first quarter. The increases were the result of the Company developing relationships with new customers along with the movement of investment dollars from equity markets as customers sought liquidity and security. Average short term borrowings increased $23.33 million or 23.38% over the same period in the prior year as repurchase agreements increased by $15.33 million. Although average deposits increased, interest expense related to deposits actually decreased by $544 thousand over that same period.
Noninterest Income. Total noninterest income for the three-month period ended March 31, 2010 increased by $1.22 million or 108.94% compared to the same period in 2009. The addition of Farmers Trust Company (Trust Company) has contributed $1.2 million to our total noninterest income in the first quarter 2010, compared to none in the same quarter of 2009. The addition of the Trust Company, and its growth from $622 million to over $820 million in assets by year-end, complements our existing core retail and asset management services.
Noninterest Expense. Noninterest expense was $7.53 million for the first three months of 2010 compared to $6.26 million for the same period in 2009. This is an increase of 20.40%, which is mainly the result of Trust Company operating expenses of $1.142 million in 2010 compared to none in 2009.
Below is a detail of non-interest expense line items classified between the total Company, the Company without Trust and the Trust Company for the three-month period ending March 31, 2010. The Company purchased the Trust Company on March 31, 2009:

	For the Three Months Ended March 31, 2010
	Total	Company
(In Thousands of Dollars)	Company	without Trust Company	Trust Company
Noninterest expense
Salaries and employee benefits	$3,977	$3,327	$650
Occupancy and equipment	925	801	124
State and local taxes	232	202	30
Professional fees	309	294	15
Advertising	130	128	2
FDIC insurance	303	303	0
Intangible amortization	145	0	145
Other operating expenses	1,511	1,335	176

Total noninterest expense	$7,532	$6,390	$1,142

The efficiency ratio improved to 63.74% for the first three months of 2010 compared to 67.47% for the first three months of 2009. The ratio for the first quarter of 2009 was negatively impacted by the merger expenses associated with the Trust Company acquisition. The improvement in the efficiency ratio is the result of the 14.7% improvement in net interest income and the $1.2 million increase in noninterest income. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, excluding security gains. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor the efficiency ratio.
Income Taxes. Income tax benefit was $7 thousand for the first quarter of 2010 and income tax expense was $411 thousand for the first three months of 2009. The effective tax rate for the first three months of 2010 was 0% compared to 19.62% for the same period in 2009. The effective tax rate decrease over the same quarter in 2009 was due to the increase in tax exempt securities and BOLI income as a percentage of total income.
Other Comprehensive Income. For the first three months of 2010, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax of $1.07 million compared to an unrealized gain of $792 thousand for the same period in 2009. Management believes the increase in fair value for the first quarter of 2010 is largely due to the securities market recovery.
Financial Condition
Securities. Securities available-for-sale increased by $7.00 million since December 31, 2009. Securities were purchased in an effort to increase returns on some of the cash available from the additional repurchase agreements sold during the quarter. The Company did not sell any securities during the first quarter of 2010. There was a $1.60 million increase in the net unrealized gains on securities during the first three months of 2010.
Loans. Gross loans remained relatively constant during the first quarter of 2010 with only a slight decrease of $260 thousand. On a fully tax equivalent basis, loans contributed 74.52% of total interest income for the three months ended March 31, 2010 and 73.82% for the same period in 2009.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	3/31/10	12/31/09	9/30/09	6/30/09	3/31/09
Nonperforming loans	$10,740	$10,103	$12,640	$11,178	$9,593
Nonperforming loans as a % of total loans	1.76%	1.66%	2.07%	1.88%	1.68%
Allowance for loan losses	$8,220	$7,400	$7,210	$6,640	$5,835
Allowance for loan losses as a % of loans	1.35%	1.21%	1.18%	1.12%	1.02%
Allowance for loan losses as a % of nonperforming loans	76.54%	73.25%	57.04%	59.40%	60.83%
Annualized net charge-offs to average net loans outstanding	1.32%	.71%	.32%	.15%	.12%

For the three months ended March 31, 2010, management provided $2.78 million to the allowance for loan losses, an increase of $2.33 million over the same period in 2009. The increase was a result of the increase in charge-offs for the period and new specific allocations on impaired loans which occurred during the quarter. Net charge-offs totaled $1.96 million for the first three months of 2010 up from $168 thousand for the first three months of 2009. During 2010, approximately 61.61% of gross charge-offs have occurred in the non-owner occupied commercial real estate loan portfolio compared to 7.34% in 2009. Conversely, 14.95% of gross charge-offs occurred in the indirect loan portfolio during the first quarter of 2010 compared to 65.11% in the same period in 2009. Three commercial real estate loan relationships represent the majority of the charge-offs that occurred during the first quarter of 2010.
The ratio of nonperforming loans to total loans increased from 1.66% at December 31, 2009 to 1.76% at March 31, 2010. As of March 31, 2010, total non-performing loans were $10.7 million, compared to $10.1 million at the end of 2009. The allowance for loan losses as a percentage of loans increased from 1.21% at December 31, 2009 to 1.35% at March 31, 2010. The increase compared to the same quarter in the prior year is attributable to the increase in net charge-offs and increased specific allocations on impaired loans. The ratio of nonperforming loans to total loans increased slightly from 1.68% at March 31, 2009 to 1.76% at March 31, 2010. On March 31, 2010, the ratio of the allowance for loan losses (ALLL) to non-performing loans was 76.54%, compared to 73.25% in December 2009. A significant allocation in our allowance for loan losses is for loans classified by our internal loan review as substandard. Substandard loans are those that exhibit one or more structural weaknesses and there is a distinct possibility that the Bank will suffer a loss on the loan unless the weakness is corrected. Our allowance for loan losses includes an allocation for loans specifically identified as impaired under Statement of Financial Accounting Standards No. 114. At March 31, 2010, loans considered to be impaired totaled $9.33 million with an allowance allocation of $2.26 million. At the end of 2009, loans considered to be impaired were $13.50 million with an allowance allocation of $2.06 million. The allowance allocation for these loans is generally based on management’s estimate of the fair value of the collateral securing these loans. The amount ultimately charged-off for this relationship may be different from the loss allocation as collateral may be liquidated for amounts different from management’s estimates. As always, management is working to address weaknesses in each of these specific loans that may result in loss.
Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at March 31, 2010 to be adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.
Deposits. Total deposits decreased $757 thousand since December 31, 2009. As deposit balances remained nearly constant the Company’s focus is on core deposit growth and the Company will continue to price deposit rates to remain competitive within the market and to retain customers.
Borrowings. Total borrowings increased $24.64 million or 16.10% since December 31, 2009. The increase in borrowings is due to the increase in securities sold under repurchase agreements, which increased $26.01 million, during the first quarter of 2010. The large increase in repurchase agreements is the result of an increase in seasonal public funds deposits.
Capital Resources. Total stockholders’ equity increased from $80.63 million at December 31, 2009 to $82.26 million at March 31, 2010. During the first three months of 2010, the mark to market adjustment of securities increased accumulated other comprehensive income by $1.07 million and overall retained earnings increased by $442 thousand.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of March 31, 2010 the Company’s total risk-based capital ratio stood at 12.15%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 10.89% and 7.04%, respectively. Management believes that the Company and Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2001.
In addition, due to the continuing growth in the Bank’s business and the increase in its allowance for loan losses associated with current economic conditions, senior management and the Board have determined that higher levels of capital are appropriate. The OCC concurred in the Board’s view that additional capital would be beneficial in supporting its continued growth and operations. As a result, effective February 2, 2010, the OCC proposed and the Bank accepted the following individual minimum capital requirements for the Bank: Tier I Capital to Adjusted Total Assets of 7.20% and Total Capital to Risk-Weighted Assets of 11.00%. At March 31, 2010 the Bank’s Tier 1 Capital to Adjusted Total Assets was 6.68% and Total Capital to Risk-Weighted Assets was 11.50%.
Critical Accounting Policies
The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in Farmers National Banc Corp.’s 2009 Annual Report to Shareholders included in Farmers National Banc Corp.’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand our financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2009 consolidated financial statements, Note A (Summary of Significant Accounting Policies), Note B (Securities), Note C (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s Trust subsidiary to provide quality, cost-effective trust services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of the Company’s subsidiary, Farmers Trust Company, is estimated by reviewing the past and projected operating results for the subsidiary and trust banking industry comparable information.

Liquidity
The Company maintains, in the opinion of management, liquidity sufficient to satisfy depositors’ requirements and meet the credit needs of customers. The Company depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Company’s ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of liquidity for the Company include assets considered relatively liquid, such as federal funds sold, cash and due from banks, as well as cash flows from maturities and repayments of loans, and securities.
Along with its liquid assets, the Company has additional sources of liquidity available which help to insure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at three major domestic banks. At March 31, 2010, the Company had not borrowed against these lines of credit. In addition the Company had a $5 million revolving line of credit with a correspondent bank. The terms of this line were subsequently modified to reduce the limit to $1.1 million. The outstanding balance at March 31, 2010 was $1.1 million. Management feels that its liquidity position is more than adequate and will continue to monitor the position on a monthly basis. The Company also has additional borrowing capacity with the Federal Home Loan Bank of Cincinnati (“FHLB”), as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Company views its membership in the FHLB as a solid source of liquidity.
The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2010, net cash used in investing activities amounted to $7.57 million compared to $24.65 million used in investing activities for the same period in 2009. The purchase of the new trust entity amounted to $10.51 million in 2009. Net loans increased by $1.77 million during this year’s first three-month period and increased $17.87 million during the first quarter of 2009. The increase during the three-month period of 2010 can be attributed to the commercial and industrial portfolio. The larger increase in net loans during 2009 can be attributed to increased portfolios of indirect installment loans and commercial and industrial loans.
The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $23.60 million for the first three months of 2010 compared to $55.12 million provided by financing activities for the same period in 2009. Most of this change is a result of the net change in deposits. Deposits provided $27.59 million of cash in 2009 and used $757 thousand of cash in 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. Additionally, the Company’s balance sheet is currently liability sensitive and in the low interest rate environment that exists today, the Company’s net interest margin should maintain current levels throughout the near future.
The Company considers the primary market exposure to be interest rate risk. Simulation analysis is used to monitor the Company’s exposure to changes in interest rates, and the effect of the change to net interest income. The following table shows the effect on net interest income and the net present value of equity in the event of a sudden and sustained 200 basis point increase or decrease in market interest rates:

		December 31,
Changes In Interest Rate	March 31, 2010	2009	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+200	-6.67%	-6.41%	15.00%
-200	-.95%	-2.09%	15.00%
Net Present Value Of Equity Change
+200	-8.85%	-6.32%	20.00%
-200	-26.98%	-31.98%	20.00%

The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using March 31, 2010 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 200 basis points (2%). This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 200 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures
Based on their evaluation, as of the end of the period covered by this quarterly report, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Corporation’s internal controls over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors
For information regarding factors that could affect the Corporation’s results of operations, financial condition and liquidity, see the risk factors discussion provided under Part 1, Item 1A on Form 10-K for the fiscal year ended December 31, 2009. See also, “Forward-Looking Statements” included in Part 1, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer.
On July 14, 2009, the Company announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.9% or approximately 657 thousand shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in July 2010.
There was no treasury stock purchased by the issuer during the first quarter of 2010.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Other Information
Not applicable.

Item 5.	Exhibits
(a) The following exhibits are filed or incorporated by reference as part of this report:

2.	Not applicable.

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
FARMERS NATIONAL BANC CORP.
Dated: May 10, 2010
/s/ Frank L. Paden

Frank L. Paden
President and Secretary
Dated: May 10, 2010
/s/ Carl D. Culp

Carl D. Culp
Executive Vice President and Treasurer