Form 10-Q
period 2010-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2010-08-09
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended June 30, 2010	Commission file number 0-12055
FARMERS NATIONAL BANC CORP.
(Exact name of registrant as specified in its charter)

OHIO	34-1371693

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

20 South Broad Street
Canfield, OH	44406

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010

Common Stock, No Par Value	13,576,880 shares

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	June 30,	December 31,
	2010	2009

ASSETS
Cash and due from banks	$25,767	$25,713
Federal funds sold	9,871	25,447

TOTAL CASH AND CASH EQUIVALENTS	35,638	51,160

Securities available for sale	324,681	309,368

Loans	613,259	609,395
Less allowance for loan losses	8,255	7,400

NET LOANS	605,004	601,995

Premises and equipment, net	14,304	14,193
Bank owned life insurance	11,695	11,438
Goodwill	3,709	3,709
Other intangibles	3,501	3,791
Other assets	16,272	19,154

TOTAL ASSETS	$1,014,804	$1,014,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$70,049	$68,420
Interest-bearing	690,630	709,132

TOTAL DEPOSITS	760,679	777,552

Short-term borrowings	137,911	125,912
Long-term borrowings	25,280	27,169
Other liabilities	3,943	3,547

TOTAL LIABILITIES	927,813	934,180

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 15,630,007 in 2010 and 15,572,703 in 2009	95,890	95,650
Retained earnings	9,205	7,137
Accumulated other comprehensive income (loss)	7,399	3,344
Treasury stock, at cost; 2,053,127 shares in 2010 and 2,053,098 in 2009	(25,503)	(25,503)

TOTAL STOCKHOLDERS’ EQUITY	86,991	80,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,014,804	$1,014,808

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

INTEREST AND DIVIDEND INCOME
Loans, including fees	$9,192	$9,357	$18,424	$18,393
Taxable securities	2,261	2,284	4,502	4,580
Tax exempt securities	584	613	1,175	1,199
Dividends	47	67	100	137
Federal funds sold	15	8	24	14

TOTAL INTEREST AND DIVIDEND INCOME	12,099	12,329	24,225	24,323

INTEREST EXPENSE
Deposits	2,420	3,133	5,165	6,422
Short-term borrowings	234	467	519	972
Long-term borrowings	269	501	551	1,018

TOTAL INTEREST EXPENSE	2,923	4,101	6,235	8,412

NET INTEREST INCOME	9,176	8,228	17,990	15,911
Provision for loan losses	1,600	1,050	4,378	1,500

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,576	7,178	13,612	14,411

NONINTEREST INCOME
Service charges on deposit accounts	497	653	975	1,252
Bank owned life insurance income	131	126	257	257
Trust income	1,197	1,003	2,429	1,003
Security gains (losses)	(3)	509	(3)	509
Impairment of equity securities	0	(74)	0	(74)
Insurance agency commissions	110	0	172	0
Investment commissions	129	73	240	144
Other operating income	660	353	987	670

TOTAL NONINTEREST INCOME	2,721	2,643	5,057	3,761

NONINTEREST EXPENSES
Salaries and employee benefits	4,099	4,078	8,076	7,098
Occupancy and equipment	892	817	1,817	1,667
State and local taxes	224	238	456	451
Professional fees	381	228	690	443
Advertising	147	155	277	255
FDIC insurance	317	697	620	928
Merger related costs	0	0	0	453
Intangible amortization	145	148	290	148
Core processing charges	237	13	476	32
Other operating expenses	1,203	1,429	2,475	2,584

TOTAL NONINTEREST EXPENSES	7,645	7,803	15,177	14,059

INCOME BEFORE INCOME TAXES	2,652	2,018	3,492	4,113
INCOME TAXES	618	361	611	772

NET INCOME	$2,034	$1,657	$2,881	$3,341

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	2,988	(944)	4,055	(152)

COMPREHENSIVE INCOME (LOSS)	$5,022	$713	$6,936	$3,189

NET INCOME PER SHARE — basic and diluted	$0.15	$0.12	$0.21	$0.25

DIVIDENDS PER SHARE	$0.03	$0.12	$0.06	$0.24

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	Six Months Ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,881	$3,341
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	4,378	1,500
Depreciation and amortization	861	671
Net amortization of securities	504	170
Security gains (losses)	3	(509)
Impairment of securities	0	74
Loss on sale of other real estate owned	48	0
Increase in bank owned life insurance	(257)	(257)
Net change in other assets and liabilities	863	22

NET CASH FROM OPERATING ACTIVITIES	9,281	5,012

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	27,489	37,874
Proceeds from sales of securities available for sale	1,896	9,530
Purchases of securities available for sale	(39,014)	(55,535)
Purchase of trust entity, net	0	(10,511)
Loan originations and payments, net	(7,560)	(42,240)
Proceeds from sale of other real estate owned	354	146
Additions to premises and equipment	(632)	(395)

NET CASH FROM INVESTING ACTIVITIES	(17,467)	(61,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(16,873)	65,606
Net change in short-term borrowings	11,999	12,403
Repayments of Federal Home Loan Bank borrowings and other debt	(1,889)	(2,409)
Cash dividends paid	(813)	(3,189)
Proceeds from dividend reinvestment	240	946

NET CASH FROM FINANCING ACTIVITIES	(7,336)	73,357

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,522)	17,238

Beginning cash and cash equivalents	51,160	24,049

Ending cash and cash equivalents	$35,638	$41,287

Supplemental cash flow information:
Interest paid	$6,435	$8,473
Income taxes paid	$50	$1,165

Supplemental noncash disclosures:
Transfer of loans to other real estate	$173	$436

Farmers National Banc Corp acquired all of the stock of Butler Wick Trust Company for $12.13 million on March 31, 2009. The assets acquired and liabilities assumed were as follows:

Fair value of assets acquired		$12,394
Purchase price		12,125

Liabilities assumed		$269

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation:
The consolidated financial statements include the accounts of Farmers National Banc Corp. (the “Company”) and its wholly-owned subsidiaries, The Farmers National Bank of Canfield, Farmers Trust Company and Farmers National Insurance. All significant intercompany balances and transactions have been eliminated in the consolidation.
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

Securities:
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
U.S. Treasury and U.S. government-sponsored entities	$131,019	$4,521	$(8)	$135,532
States and political subdivisions	61,046	1,574	(273)	62,347
Mortgage-backed securities — residential	120,681	5,494	(10)	126,165
Collateralized mortgage obligations	154	3	0	157
Equity securities	149	78	(15)	212
Other securities	250	18	0	268

Totals	$313,299	$11,688	$(306)	$324,681

(In Thousands of Dollars)
December 31, 2009
U.S. Treasury and U.S. government-sponsored entities	$98,746	$1,424	$(337)	$99,833
States and political subdivisions	62,809	1,070	(447)	63,432
Mortgage-backed securities — residential	141,915	3,758	(411)	145,262
Collateralized mortgage obligations	309	9	0	318
Equity securities	149	129	(19)	259
Other securities	250	14	0	264

Totals	$304,178	$6,404	$(1,214)	$309,368

Proceeds from sales of securities were $1.90 million for the three and six month periods ending June 30, 2010. Proceeds of $9.53 million were recognized for the three and six month periods ended June 30, 2009. Gross losses of $3 thousand and gross gains of $509 thousand were realized during the second quarter on these sales during 2010 and 2009, respectively.
The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are not due at a single maturity date and are shown separately.

(In Thousands of Dollars)	June 30, 2010
Maturity	Amortized Cost	Fair Value
Within one year	$3,494	$3,520
One to five years	119,075	122,456
Five to ten years	39,994	41,381
Beyond ten years	29,752	30,790
Mortgage-backed and CMO securities	120,835	126,322

Total	$313,150	$324,469

(In Thousands of Dollars)	December 31, 2009
Maturity	Amortized Cost	Fair Value
Within one year	$3,538	$3,563
One to five years	92,162	93,357
Five to ten years	35,177	35,777
Beyond ten years	30,928	30,832
Mortgage-backed and CMO securities	142,224	145,580

Total	$304,029	$309,109

The following table summarizes the investment securities with unrealized losses at June 30, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasury and U.S. government-sponsored entities	$2,071	$(1)	$335	$(7)	$2,406	$(8)
States and political subdivisions	4,134	(29)	3,937	(244)	8,071	(273)
Mortgage-backed securities — residential	2,060	(9)	28	(1)	2,088	(10)
Equity securities	0	0	8	(15)	8	(15)

Total	$8,265	$(39)	$4,308	$(267)	$12,573	$(306)

(In Thousands of Dollars)
December 31, 2009
Available-for-sale
U.S. Treasury and U.S. government-sponsored entities	$44,854	$(330)	$359	$(7)	$45,213	$(337)
States and political subdivisions	13,336	(162)	3,035	(285)	16,371	(447)
Mortgage-backed securities — residential	40,304	(410)	60	(1)	40,364	(411)
Equity securities	28	(3)	7	(16)	35	(19)

Total	$98,522	$(905)	$3,461	$(309)	$101,983	$(1,214)

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities are generally evaluated for OTTI under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
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
As of June 30, 2010, the Company’s security portfolio consisted of 428 securities, 38 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of U.S. Government-sponsored entities, state and political subdivisions, and mortgage-backed securities as discussed below.
Unrealized losses on debt securities issued by U.S. Government-sponsored entities have not been recognized into income because the securities are of high credit quality, management does not have the intent to sell these securities before their anticipated recovery and the decline in fair value is largely due to fluctuations in market interest rates and not credit quality. The fair value is expected to recover as the securities approach their maturity date.
Unrealized losses on debt securities at June 30, 2010 related to obligations of state and political subdivisions have not been recognized into income. Generally these securities have maintained their investment grade ratings and management does not have the intent to sell these securities before their anticipated recovery which may be at maturity.
All of the Company’s holdings of mortgage-backed securities were issued by U.S. Government sponsored enterprises. Unrealized losses on mortgage-backed securities have not been recognized into income. Because the decline in fair value of these mortgage-backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired.
Loans:
Loan balances were as follows:

	June 30,	December 31,
(In Thousands of Dollars)	2010	2009
Residential real estate	$181,551	$180,877
Commercial real estate	213,251	215,917
Consumer	135,663	136,708
Commercial	82,794	75,893

Subtotal	613,259	609,395
Allowance for loan losses	(8,255)	(7,400)

Net loans	$605,004	$601,995

Activity in the allowance for loan losses was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In Thousands of Dollars)	2010	2009	2010	2009
Balance at beginning of period	$8,220	$5,835	$7,400	$5,553
Provision for loan losses	1,600	1,050	4,378	1,500
Recoveries	125	248	272	378
Loans charged off	(1,690)	(493)	(3,795)	(791)

Balance at end of period	$8,255	$6,640	$8,255	$6,640

Individually impaired loans were as follows:

	June 30,	December 31,
(In Thousands of Dollars)	2010	2009
Loans with no allocated allowance for loan losses	$2,240	$425
Loans with allocated allowance for loan losses	7,569	13,071

	$9,809	$13,496

Amount of the allowance for loan losses allocated	$1,644	$2,058
Impaired loans decreased during the first six months of 2010 due to loan charge-offs and the sale of collateral associated with the impaired loans. In addition to the charge-off activity there were relationships that were classified as nonperforming troubled debt restructurings at December 31, 2009 that have been performing in accordance with their new contractual terms and, as a result, have been removed from this category at June 30, 2010.
Included in the $9.81 million disclosed above at June 30, 2010 are $3.03 million of loans that have terms that have been modified under troubled debt restructuring. The Company has allocated $40 thousand of specific reserves to those loans at June 30, 2010. At December 31, 2009, $5.44 million of loans have terms have been modified under troubled debt restructuring are included in the $13.50 million of individually impaired loans. The Company has allocated $333 thousand of specific reserves to those loans at December 31, 2009.
Interest income recognized during impairment for the periods was immaterial.
Nonperforming loans were as follows:

	June 30,	December 31,
(In Thousands of Dollars)	2010	2009
Nonaccrual loans:
Residential real estate	$2,880	$2,281
Commercial real estate	4,630	5,677
Consumer	142	172
Commercial	2,151	1,504

Total Nonaccrual Loans	9,803	9,634
Loans past due over 90 days still on accrual	151	469

Total nonperforming loans	$9,954	$10,103

Other real estate owned	145	374

Total nonperforming assets	$10,099	$10,477

Percentage of nonperforming loans to gross loans	1.62%	1.66%
Percentage of nonperforming assets to total assets	1.00%	1.03%
Loans delinquent 30-90 days	5,652	9,212
Percentage of loans delinquent 30-90 days to total loans	.92%	1.51%

Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Six months ended
(In Thousands, except Share and	June 30,		June 30,
Per Share Data)	2010	2009	2010	2009
Basic EPS computation
Numerator — Net income	$2,034	$1,657	$2,881	$3,341
Denominator — Weighted average shares outstanding	13,546,569	13,339,289	13,533,302	13,285,768
Basic earnings per share	$.15	$.12	$.21	$.25

Diluted EPS computation
Numerator — Net income	$2,034	$1,657	$2,881	$3,341
Denominator — Weighted average shares outstanding for basic earnings per share	13,546,569	13,339,289	13,533,302	13,285,768
Effect of Stock Options	0	0	0	0

Weighted averages shares for diluted earnings per share	13,546,569	13,339,289	13,533,302	13,285,768

Diluted earnings per share	$.15	$.12	$.21	$.25

Stock options for 34,000 and 42,000 shares were not considered in the computing of diluted earnings per share for 2010 and 2009, respectively, because they were antidilutive.
Stock Based Compensation:
The Company’s Stock Option Plan (the “Plan”) permitted the grant of share options to its directors, officers and employees. Under the terms of the Plan no additional shares can be issued. Option awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and such option awards have vesting periods of 5 years and have 10-year contractual terms. At June 30, 2010 there were 34,000 outstanding options of which 30,000 are fully vested and are exercisable.
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Total compensation cost charged against income for the stock option plan for the three month and six month period ended June 30, 2010 was not material. No related income tax benefit was recorded.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of the change in unrealized gains and losses on securities available for sale, net of reclassification for gains recognized in income.

Recent Accounting Pronouncements
In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets (which includes loan participations); the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The Company’s adoption of this new guidance on January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.
In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810). The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Company’s adoption of this new guidance on January 1, 2010 had no impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued an amendment to Fair Value Measurements and Disclosures, Topic 820, Improving Disclosures About Fair Value Measurements. This amendment requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This amendment also requires that a reporting entity present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. This amendment also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements.
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
Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. Government sponsored entities	$135,532	$0	$135,532	$0
States and political subdivisions	62,347	0	62,347	0
Mortgage-backed securities-residential	126,165	0	126,152	13
Collateralized mortgage obligations	157	0	157	0
Equity securities	212	212	0	0
Other securities	268	0	268	0

Total investment securities	$324,681	$212	$324,456	$13

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
(U.S. Treasury and U.S. Government sponsored entities	$99,833	$0	$99,833	$0
States and political subdivisions	63,432	0	63,432	0
Mortgage-backed securities-residential	145,262	0	145,249	13
Collateralized mortgage obligations	318	0	318	0
Equity securities	259	259	0	0
Other securities	264	0	264	0

Total investment securities	$309,368	$259	$309,096	$13

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis:

	Investment Securities
	Available-for-sale
	(Level 3)
	Three months	Six months
	ended	ended
	June 30, 2010	June 30, 2010
Beginning balance	$13	$13
Total unrealized gains or losses:
Included in other comprehensive income	0	0
Purchases, sales, issuances and settlements, net	0	0
Transfer in and/or out	0	0

Ending balance	$13	$13

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at June 30, 2010 Using
	Quotes Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$0	$0	$4,134

Fair Value Measurements
at December 31, 2009 Using
	Quotes Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$0	$0	$5,904
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.74 million with a valuation allowance of $1.60 million, resulting in an additional provision for loan loss of $1.92 million for the six month period ending June 30, 2010. At December 31, 2009, impaired loans had a carrying amount of $6.33 million, net of a valuation allowance of $1.73 million, resulting in an additional provision for loan losses of $1.50 million for the year ending December 31, 2009.
The carrying amounts and estimated fair values of financial instruments, at June 30, 2010 and December 31, 2009 are as follows:

(In Thousands of Dollars)	Carrying	Fair
June 30, 2010	Amount	Value
Financial assets
Cash and cash equivalents	$35,638	$35,638
Securities available-for-sale	324,681	324,681
Restricted stock	3,977	n/a
Loans, net	605,004	615,089
Accrued interest receivable	4,405	4,405

Financial liabilities
Deposits	760,679	764,542
Short-term borrowings	137,911	137,911
Long-term borrowings	25,280	27,853
Accrued interest payable	955	955

(In Thousands of Dollars)	Carrying	Fair
December 31, 2009	Amount	Value
Financial assets
Cash and cash equivalents	$51,160	$51,160
Securities available-for-sale	309,368	309,368
Restricted stock	3,977	n/a
Loans, net	601,995	609,127
Accrued interest receivable	4,370	4,370

Financial liabilities
Deposits	777,552	781,703
Short-term borrowings	125,912	125,912
Long-term borrowings	27,169	28,990
Accrued interest payable	1,155	1,155

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
Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust	Bank		Consolidated
June 30, 2010	Segment	Segment	Others	Totals

Assets
Cash and due from banks	$750	$34,982	$(94)	$35,638
Securities available for sale	2,738	321,811	132	324,681
Net loans	0	605,004	0	605,004
Premises and equipment, net	123	14,181	0	14,304
Goodwill	3,709	0	0	3,709
Other intangibles	3,501	0	0	3,501
Other assets	539	27,062	366	27,967

Total Assets	$11,360	$1,003,040	$404	$1,014,804

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$682	$927,805	$(674)	$927,813
Stockholders’ equity	10,678	75,235	1,078	86,991

Total Liabilities and Stockholders’ Equity	$11,360	$1,003,040	$404	$1,014,804

(In Thousands of Dollars)
For the Three Months ended	Trust	Bank		Consolidated
June 30, 2010	Segment	Segment	Others	Totals
Interest and dividend income	$20	$12,079	$0	$12,099
Interest expense	0	2,911	12	2,923

Net interest income	20	9,168	(12)	9,176
Provision for loan losses	0	1,600	0	1,600

Net interest income after provision for loan losses	20	7,568	(12)	7,576

Service fees and other noninterest income	1,254	1,158	309	2,721
Noninterest expense
Salaries and employee benefits	630	3,431	38	4,099
Occupancy and equipment	124	769	(1)	892
State and local taxes	29	195	0	224
Professional fees	15	327	39	381
Advertising	0	147	0	147
Intangible amortization	145	0	0	145
Other	172	1,498	89	1,757

Total noninterest expense	1,115	6,365	165	7,645

Income before taxes	159	2,361	132	2,652
Income tax	55	518	45	618

Net Income	$104	$1,843	$87	$2,034

(In Thousands of Dollars)
For the Six Months ended	Trust	Bank		Consolidated
June 30, 2010	Segment	Segment	Others	Totals
Interest and dividend income	$39	$24,185	$1	$24,225
Interest expense	0	6,214	21	6,235

Net interest income	39	17,971	(20)	17,990
Provision for loan losses	0	4,378	0	4,378

Net interest income after provision for loan losses	39	13,593	(20)	13,612

Service fees and other noninterest income	2,486	2,226	345	5,057
Noninterest expense
Salaries and employee benefits	1,280	6,731	65	8,076
Occupancy and equipment	248	1,570	(1)	1,817
State and local taxes	59	396	1	456
Professional fees	30	621	39	690
Advertising	2	275	0	277
Intangible amortization	290	0	0	290
Other	348	3,118	105	3,571

Total noninterest expense	2,257	12,711	209	15,177

Income before taxes	268	3,108	116	3,492
Income tax	93	479	39	611

Net Income	$175	$2,629	$77	$2,881

(In Thousands of Dollars)
For the Three Months ended	Trust	Bank		Consolidated
June 30, 2009	Segment	Segment	Others	Totals
Interest and dividend income	$20	$12,308	$1	$12,329
Interest expense	0	4,101	0	4,101

Net interest income	20	8,207	1	8,228
Provision for loan losses	0	1,050	0	1,050

Net interest income after provision for loan losses	20	7,157	1	7,178

Service fees and other noninterest income	1,003	1,723	(83)	2,643
Noninterest expense
Salaries and employee benefits	626	3,452	0	4,078
Occupancy and equipment	49	768	0	817
State and local taxes	15	223	0	238
Professional fees	15	213	0	228
Advertising	4	151	0	155
Intangible amortization	148	0	0	148
Other	166	1,950	23	2,139

Total noninterest expense	1,023	6,757	23	7,803

Income before taxes	0	2,123	(105)	2,018
Income tax	(20)	417	(36)	361

Net Income	$20	$1,706	$(69)	$1,657

(In Thousands of Dollars)
For the Six Months ended	Trust	Bank		Consolidated
June 30, 2009	Segment	Segment	Others	Totals
Interest and dividend income	$20	$24,298	$5	$24,323
Interest expense	0	8,412	0	8,412

Net interest income	20	15,886	5	15,911
Provision for loan losses	0	1,500	0	1,500

Net interest income after provision for loan losses	20	14,386	5	14,411

Service fees and other noninterest income	1,003	2,841	(83)	3,761
Noninterest expense
Salaries and employee benefits	626	6,472	0	7,098
Occupancy and equipment	49	1,618	0	1,667
State and local taxes	15	436	0	451
Professional fees	15	428	0	443
Advertising	4	251	0	255
Intangible amortization	148	0	0	148
Other	166	3,347	484	3,997

Total noninterest expense	1,023	12,552	484	14,059

Income before taxes	0	4,675	(562)	4,113
Income tax	(20)	983	(191)	772

Net Income	$20	$3,692	$(371)	$3,341

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Overview
The Company’s pre-tax, pre-provision income increased to $4.3 million for the second quarter of 2010, which represents a 39% increase over the $3.1 million reported for the second quarter of 2009. This increase was driven by a $948 thousand, or 11.5%, increase in net interest income, a result of the strategies to grow income producing assets and to reduce the overall cost of funds by consistently reducing deposit interest rates. Second quarter net income results also improved over the first quarter of 2010 because of a lower loan loss provision. Management initiated a strategy 24 months ago to earn the Company’s way through the economic downturn by adding income producing assets, fee income and by enhancing the loan review process. The Company continues to see the benefits of this strategy through increased earnings power and asset quality trends that are better than many peer financial institutions. The Company’s strategies also include: continued efforts to enhance our capital; dealing with the number of issues the banking industry has been facing; closely monitoring the efficiency ratio; and strategically managing interest rate risk and credit risk, specifically, the non-performing assets.
Results of Operations
The following table provides a comparison of selected financial ratios and other results at or for the three-month and six-month periods ending June 30, 2010 and 2009:

	At or for the three months		At or for the six months
	ended June 30,		ended June 30,
(In Thousands, except Per Share Data)	2010	2009	2010	2009
Total Assets	$1,014,804	$957,848	$1,014,804	$957,848
Net Income	$2,034	$1,657	$2,881	$3,341
Basic and Diluted Earnings Per Share	$.15	$.12	$.21	$.25
Return on Average Assets (Annualized)	.79%	.70%	.57%	.73%
Return on Average Equity (Annualized)	9.78%	8.43%	6.89%	8.54%
Efficiency Ratio (tax equivalent basis)	62.15%	70.11%	62.93%	68.90%
Equity to Asset Ratio	8.57%	8.15%	8.57%	8.15%
Tangible Common Equity Ratio *	7.92%	7.40%	7.92%	7.40%
Dividends to Net Income	19.96%	96.62%	28.18%	95.45%
Net Loans to Assets	59.62%	61.26%	59.62%	61.26%
Loans to Deposits	80.62%	83.15%	80.62%	83.15%

With the $1.18 million reduction in the provision for loan losses for the quarter ended June 30, 2010 compared to the prior quarter, the quarter was one of the better performing quarters in the past few years. The management team continues to actively monitor and address asset quality issues, and has increased the allowance for loan losses accordingly. The Company’s challenges for the future quarters will continue to be managing issues related to the general economic conditions and to develop relationships to grow core business lines.

*	The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of June 30, 2010, reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets are set forth below:

	June 30, 2010	June 30, 2009
Reconciliation of Common Stockholders’ Equity to Tangible Common Equity
Stockholders’ Equity	$86,991	$78,049
Less Goodwill and other intangibles	7,210	7,771

Tangible Common Equity	$79,781	$70,278

	June 30, 2010	June 30, 2009
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,014,804	$957,848
Less Goodwill and other intangibles	7,210	7,771

Tangible Assets	$1,007,594	$950,077

Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$599,884	$9,286	6.21%	$570,214	$9,490	6.68%
Taxable securities (4)	255,423	2,261	3.55	213,060	2,284	4.30
Tax-exempt securities (4) (6)	58,103	875	6.04	61,002	917	6.03
Equity Securities (2) (6)	4,126	47	4.57	5,539	67	4.85
Federal funds sold	36,325	15	0.17	30,097	8	0.11

Total earning assets	953,861	12,484	5.25	879,912	12,766	5.82

NONEARNING ASSETS

Cash and due from banks	22,933			22,948
Premises and equipment	14,405			14,122
Allowance for Loan Losses	(8,048)			(5,992)
Unrealized gains (losses) on securities	8,245			6,119
Other assets (3)	41,877			36,304

Total Assets	$1,033,273			$953,413

INTEREST-BEARING LIABILITIES

Time deposits	$300,567	$1,912	2.55%	$302,435	$2,386	3.16%
Savings deposits	295,564	471	0.64	233,097	668	1.15
Demand deposits	107,979	37	0.14	102,026	79	0.31
Short term borrowings	146,094	234	0.64	126,773	467	1.48
Long term borrowings	25,357	269	4.26	44,292	501	4.54

Total Interest-Bearing Liabilities	875,561	2,923	1.34	808,623	4,101	2.03

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	70,528			61,510
Other Liabilities	3,733			4,441
Stockholders’ equity	83,451			78,839

Total Liabilities and Stockholders’ Equity	$1,033,273			$953,413

Net interest income and interest rate spread		$9,561	3.91%		$8,665	3.79%

Net interest margin			4.02%			3.95%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $564 thousand and $670 thousand for 2010 and 2009 respectively and is reduced by amortization of $448 thousand and $363 thousand for 2010 and 2009 respectively.

(6)	For 2010, adjustments of $94 thousand and $291 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2009, adjustments of $133 thousand and $304 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$600,034	$18,612	6.26%	$562,376	$18,618	6.68%
Taxable securities (4)	248,726	4,502	3.65	209,681	4,580	4.44
Tax-exempt securities (4) (6)	58,449	1,760	6.07	60,012	1,795	6.03
Equity Securities (2) (6)	4,126	100	4.89	5,540	137	4.99
Federal funds sold	31,063	24	0.16	23,882	14	0.12

Total earning assets	942,398	24,998	5.35	861,491	25,144	5.89

NONEARNING ASSETS

Cash and due from banks	22,705			22,696
Premises and equipment	14,394			14,128
Allowance for Loan Losses	(7,565)			(5,844)
Unrealized gains (losses) on securities	7,383			5,305
Other assets (3)	41,941			30,993

Total Assets	$1,021,256			$928,769

INTEREST-BEARING LIABILITIES

Time deposits	$310,383	$4,080	2.65%	$295,817	$4,855	3.31%
Savings deposits	288,020	1,000	0.70	224,768	1,385	1.24
Demand deposits	106,474	85	0.16	100,325	182	0.37
Short term borrowings	134,673	519	0.78	113,360	972	1.73
Long term borrowings	25,999	551	4.27	48,755	1,018	4.21

Total Interest-Bearing Liabilities	865,549	6,235	1.45	783,025	8,412	2.17

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	69,194			62,250
Other Liabilities	2,252			4,584
Stockholders’ equity	84,261			78,910

Total Liabilities and Stockholders’ Equity	$1,021,256			$928,769

Net interest income and interest rate spread		$18,763	3.90%		$16,732	3.72%

Net interest margin			4.02%			3.93%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $994 thousand and $1.290 million for 2010 and 2009 respectively and is reduced by amortization of $882 thousand and $698 thousand for 2010 and 2009 respectively.

(6)	For 2010, adjustments of $188 thousand and $585 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2009, adjustments of $225 thousand and $596 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Taxable equivalent net interest income. Net interest income was $9.176 million for the second quarter of 2010, which compares to $8.228 million in the second quarter of 2009. This represents an 11.5% increase quarter over quarter. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 4.02% for the three months ended June 30, 2010, compared to 3.95% for the same period in the prior year. In comparing the two quarters, yields on earning assets decreased 57 basis points, while the cost of interest bearing liabilities decreased 69 basis points. This equates to an increase in net interest margin of 7 basis points since June 30, 2009.
On a year-to-date basis, net interest income improved to $17.990 million for the six month period ended June 30, 2010 compared to $15.911 million in the same period in 2009. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 4.02% for the six months ended June 30, 2010, compared to 3.93% for the same period in the prior year.
Noninterest Income. Noninterest income was $2.721 million for the second quarter of 2010, which is a $78 thousand or 2.95% improvement over results for the same quarter of 2009. Farmers Trust Company has contributed $1.2 million to total noninterest income in the second quarter 2010, compared to $1.003 million in the same quarter of 2009. The addition of Farmers Trust Company, and its growth from $644 million in assets at June 30, 2009 to over $805 million in assets by June 30, 2010, complements existing core retail and asset management services.
Noninterest income for the six months ended June 30, 2010 was $5.057 million, compared to $3.761 million for the same period in 2009. The increase in noninterest income is primarily due to an increase in trust fee income in 2010 of $1.426 million. Farmers Trust Company was purchased on March 31, 2009, therefore the prior year’s results included only three months of income compared to six months in 2010.
Service charges on deposit accounts decreased during the three and six month periods of 2010 compared to those same periods in 2009. The three month period decline was $156 thousand or 23.89% and the six month period decrease was $277 thousand, or 22.12% over those same periods in 2009. These reductions are the result of decreases in overdraft and return check charges. The Company is uncertain of the future trend in reduced overdraft fees in light of new consumer regulatory provisions associated with these fees.
Farmers National Insurance agency was established in 2009 and is now contributing insurance commissions to noninterest income. The new source of revenue has steadily increased over the first six months of 2010 and the Company looks for the insurance agency commissions to continue to contribute to noninterest income going forward.
The increase in other operating income for the quarter ended June 30, 2010 of $307 thousand over the same quarter ended June 30, 2009 and the increase of $317 thousand for the six month period ended June 30, 2010 over the same six month period in 2009 can be attributed to a one time income item recognized as the result of a $285 thousand arbitration settlement.
Noninterest Expense. Noninterest expenses totaled $7.645 million for the second quarter of 2010, which is slightly higher than the $7.532 million in the previous quarter. This increase is mainly due to a $122 thousand increase in salaries and employee benefits. The current period’s total noninterest expense of $7.645 million is $158 thousand less than the $7.803 million reported for the same quarter in 2009.
Noninterest expense for the six months ended June 30, 2010 was $15.177 million, compared to $14.059 million for the same period in 2009, representing an increase of $1.118 million or 7.95%. The increase is a result of the previously mentioned Farmers Trust Company (the “Trust Company”) acquisition taking place on March 31, 2009 resulting in only three months of expenses in 2009. The Trust Company’s noninterest expenses were $2.257 million for the first six months of 2010 compared to $1.023 million reported for the same period in 2009.

FDIC insurance premium expense decreased by $380 thousand or 54.52% in the three month period ending June 30, 2010 compared to the same three month period in 2009. This decrease along with the $308 thousand or 33.19% decrease during the six months ending June 30, 2010 compared to the six months ending June 30, 2009 can be attributed to the FDIC’s special assessment that was levied on all insured banking institutions in the second quarter of 2009.
Core processing charges increased in both the three and six month periods of 2010 compared with the related periods in 2009. During late 2009 the Company outsourced core processing that was previously performed in house, resulting in the $224 thousand three month increase and the $444 thousand six month increase over the respective periods in 2009.
Below is a detail of non-interest expense line items classified between the Trust Company and the other entities in the Company for the three-month and six-month periods ending June 30, 2010 and 2009. The Company purchased the Trust Company on March 31, 2009:

	For the Three Months Ended
	June 30, 2010			June 30, 2009
	Trust	Bank and	Total	Trust	Bank and	Total
(In Thousands of Dollars)	Company	Others	Company	Company	Others	Company
Noninterest expense
Salaries and employee benefits	$630	$3,469	$4,099	$626	$3,452	$4,078
Occupancy and equipment	124	768	892	49	768	817
State and local taxes	29	195	224	15	223	238
Professional fees	15	366	381	15	213	228
Advertising	0	147	147	4	151	155
FDIC insurance	0	317	317	0	697	697
Intangible amortization	145	0	145	148	0	148
Other operating expenses	172	1,268	1,440	166	1,276	1,442

Total noninterest expense	$1,115	$6,530	$7,645	$1,023	$6,780	$7,803

	For the Six Months Ended
	June 30,2010			June 30, 2009
	Trust	Bank and	Total	Trust	Bank and	Total
(In Thousands of Dollars)	Company	all Others	Company	Company	all Others	Company
Noninterest expense
Salaries and employee benefits	$1,280	$6,796	$8,076	$626	$6,472	$7,098
Occupancy and equipment	248	1,569	1,817	49	1,618	1,667
State and local taxes	59	397	456	15	436	451
Professional fees	30	660	690	15	428	443
Advertising	2	275	277	4	251	255
FDIC insurance	0	620	620	0	928	928
Intangible amortization	290	0	290	148	0	148
Other operating expenses	348	2,603	2,951	166	2,903	3,069

Total noninterest expense	$2,257	$12,920	$15,177	$1,023	$13,036	$14,059

The Company’s tax equivalent efficiency ratio for the six month period ended June 30, 2010 was 62.93% compared to 68.90% in the prior year’s same six month period. The improvement in the efficiency ratio was primarily the result of the 13.1% improvement in net interest income and the $1.3 million increase in noninterest income.

Income Taxes. Income tax expense totaled $618 thousand for the quarter ended June 30, 2010 and $361 thousand for the quarter ended June 30, 2009. The increase in the current quarter is attributable to the increase in income before taxes.
Income tax expense was $611 thousand for the first six months of 2010 and $772 thousand for the first six months of 2009. The effective tax rate for the first six months of 2010 was 17.50% compared to 18.77% for the same period in 2009. The effective tax rate decrease over the same period in 2009 was the result of tax exempt income being a larger proportion of pre-tax income.
Other Comprehensive Income. For the quarter ended June 30, 2010, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax of $2.99 million compared to an unrealized loss of $944 thousand for the same period in 2009.
For the first six months of 2010, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $4.06 million compared to an unrealized loss of $152 thousand for the same period in 2009. Management believes the increase in fair value for the periods in 2010 over the same periods in 2009 is largely due to the decrease in market interest rates.
Financial Condition
Securities. Securities available-for-sale increased by $15.31 million since December 31, 2009. Securities were purchased in an effort to increase returns on some of the cash available from the additional money market accounts and repurchase agreements sold during the period while maintaining liquidity. The Company sold $1.90 million in market value of available-for-sale securities, resulting in a $3 thousand loss during the second quarter of 2010. There was a $6.19 million increase in the net unrealized gains on securities during the first six months of 2010.
Loans. Gross loans increased $3.86 million since December 31, 2009. The commercial and commercial real estate loan categories increased $4.24 million in total, coupled with slight fluctuations in the other loan categories, accounted for the $3.86 million overall increase in gross loans during the first six months of 2010. On a fully taxable equivalent basis, loans contributed 74.45% of total interest income for the six months ended June 30, 2010 and 74.05% for the same period in 2009.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	6/30/10	3/31/10	12/31/09	9/30/09	6/30/09
Nonperforming loans	$9,954	$10,740	$10,103	$12,640	$11,178

Nonperforming loans as a % of total loans	1.62%	1.76%	1.66%	2.07%	1.88%

Loans delinquent 30-90 days	5,652	6,076	9,212	4,599	6,681
Percentage of loans delinquent 30-90 days to total loans	.92%	1.00%	1.51%	.75%	1.13%

Allowance for loan losses	$8,255	$8,220	$7,400	$7,210	$6,640

Allowance for loan losses as a % of loans	1.35%	1.35%	1.21%	1.18%	1.12%
Allowance for loan losses as a % of nonperforming loans	82.93%	76.54%	73.25%	57.04%	59.40%
Annualized YTD net charge-offs to average net loans outstanding	1.19%	1.32%	.71%	.32%	.15%

For the three months ended June 30, 2010, management provided $1.6 million to the allowance for loan losses, a decrease of $1.2 million from the preceding quarter and an increase of $550 thousand over the same three month period in the prior year. The increase compared to the same quarter in the prior year is attributable to the increase in net charge-offs. Net charge-offs for the quarter ending June 30, 2010 were $1.6 million compared to $245 thousand for the same period ending June 30, 2009. The Company’s net charge-offs were primarily concentrated in commercial and commercial real estate loans. “The ratio of nonperforming loans to total loans decreased from 1.88% at June 30, 2009 to 1.62% at June 30, 2010. On June 30, 2010, the ratio of the allowance for loan losses (“ALLL”) to non-performing loans was 83%, compared to 77% in the preceding quarter and 59% at June 30, 2009.
As of June 30, 2010, the ALLL/total loan ratio was 1.35% compared to 1.12% at June 30, 2009. The increase in this particular ratio was attributable to the loan loss provision expense in 2010 exceeding net charge-offs. On June 30, 2010, the ALLL balance is $8.2 million, up 24.32% from $6.6 million at June 30, 2009.
Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at June 30, 2010 to be adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.
Deposits. Total deposits decreased $16.87 million since December 31, 2009. Balances in the Company’s time deposits decreased $38.20 million or 11.75% between December 31, 2009 and June 30, 2010. Money market deposit accounts increased $16.19 million or 8.41% during the six month period ended June 30, 2010 as customers moved deposit dollars from time deposit seeking liquidity. The Company’s focus is on core deposit growth and the Company will continue to price deposit rates to remain competitive within the market and to retain customers.
Borrowings. Total borrowings increased $10.11 million or 6.60% since December 31, 2009. The increase in borrowings is due to the increase in securities sold under repurchase agreements, which increased $11.73 million, during the first six months of 2010. The large increase in repurchase agreements is the result of an increase in public funds deposits and customers seeking liquidity.
Capital Resources. Total stockholders’ equity increased from $80.63 million at December 31, 2009 to $86.99 million at June 30, 2010. During the first six months of 2010, the mark to market adjustment of securities increased accumulated other comprehensive income by $4.06 million and overall retained earnings increased by $2.07 million.
The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of June 30, 2010 the Company’s total risk-based capital ratio stood at 12.56%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 11.31% and 7.05%, respectively.
Management believes that the Company and Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2010. However, due to the continuing growth in the Bank’s business and the increase in its allowance for loan losses associated with current economic conditions, senior management and the Board have determined that higher levels of capital are appropriate. The OCC concurred in the Board’s view that additional capital would be beneficial in supporting its continued growth and operations. As a result, effective February 2, 2010, the OCC proposed and the Bank accepted the following individual minimum capital requirements for the Bank: Tier I Capital to Adjusted Total Assets of 7.20% and Total Capital to Risk-Weighted Assets of 11.00% by September 30, 2010. At June 30, 2010, the Bank’s Tier I Capital to Adjusted Total Assets was 6.71% and Total Capital to Risk-Weighted Assets was 11.88%.

In order to meet, maintain and exceed these individualized minimum capital requirements and provide additional capital necessary to support continued growth, the Company has filed a registration statement with the Securities and Exchange Commission in connection with a proposed public offering of its common shares. At present, the Company intends to use the net proceeds of such offering for general corporate purposes, including a capital contribution to the Bank, which will use such amount for its general corporate purposes, including, but not limited to, funding organic loan growth, pursuing long-term strategic opportunities and improving its regulatory capital position. We cannot assure you that such an offering will be completed or as to the timing of any such offering or the amount of proceeds ultimately received by the Company.
Critical Accounting Policies
The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in Farmers National Banc Corp.’s 2009 Annual Report to Shareholders included in Farmers National Banc Corp.’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2009 consolidated financial statements, Note A (Summary of Significant Accounting Policies), Note B (Securities), Note C (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.
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

Along with its liquid assets, the Company has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at three major domestic banks. At June 30, 2010, the Company had not borrowed against these lines of credit. In addition the Company had an unsecured $1.1 million revolving line of credit with a correspondent bank. The outstanding balance at June 30, 2010 was $1.1 million. Management feels that its liquidity position is more than adequate and continues to monitor the position on a monthly basis. The Company also has additional borrowing capacity with the Federal Home Loan Bank of Cincinnati (“FHLB”), as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Company views its membership in the FHLB as a solid source of liquidity.
The primary investing activities of the Company are originating loans and purchasing securities. During the first six months of 2010, net cash used in investing activities amounted to $17.47 million compared to $61.13 million used in investing activities for the same period in 2009. A $16.52 million reduction in cash used for purchasing available-for-sale securities and a $34.68 million reduction in cash used for loan originations in the first six months of 2010 compared to the first six months of 2009 accounted for the reduction in cash used in investing activities. The decrease in cash flow used for net loans during this year’s first six-month period can be attributed to the reduced activity in the indirect loan portfolio.
The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used by financing activities amounted to $7.34 million for the first six months of 2010 compared to $73.36 million provided by financing activities for the same period in 2009. Most of this change is a result of the net change in deposits. Deposits provided $65.61 million of cash in 2009 and used $16.87 million of cash in 2010.
Recent Market and Regulatory Developments
In response to the current national and international economic recession, and in an effort to stabilize and strengthen the financial markets and banking industries, the United States Congress and governmental agencies have taken a number of significant actions over the past several years, including the passage of legislation and the implementation of a number of programs. The most recent of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is the most comprehensive change to banking laws and the financial regulatory environment since the Great Depression of the 1930s. The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry and mandates change in several key areas, including regulation and compliance, securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection. While these changes in the law will have a major impact on large financial institutions, even relatively smaller institutions such as the Company will be affected.
For example, state consumer financial protection laws historically have been preempted in their application to national banking associations by the National Bank Act and rules and interpretations adopted by the Office of the Comptroller of the Currency (“OCC”) under that statute. Federal preemption of these laws will be diminished under the new regulatory regime. As Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. In this respect, the Company will be subject to regulation by a new consumer protection bureau known as the Bureau of Consumer Financial Protection under the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Company.

In addition, and among many other legislative changes that the Company will assess, the Company will: (1) experience a new assessment model from the FDIC based on assets, not deposits; (2) be subject to enhanced executive compensation and corporate governance requirements; and (3) be able, for the first time (and perhaps competitively compelled) to offer interest on business transaction and other accounts.
The extent to which the Dodd-Frank Act and initiatives thereunder will succeed in addressing the credit markets or otherwise result in an improvement in the national economy is uncertain. In addition, because most aspects of this legislation will be subject to intensive agency rulemaking and subsequent public comment prior to implementation over the next six to 18 months, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Company. It is likely, however, that the Company’s expenses will increase as a result of new compliance requirements.
Various legislation affecting financial institutions and the financial industry will likely continue to be introduced in Congress, and such legislation may further change banking statutes and the operating environment of the Company in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the enactment of the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable at this time.
To the extent that the previous information describes statutory and regulatory provisions applicable to the Company, it is qualified in its entirety by reference to the full text of those provisions or agreement. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on the business of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. Additionally, the Company’s balance sheet is currently liability sensitive and in the low interest rate environment that exists today, the Company’s net interest margin should maintain current levels throughout the near future as time deposits continue to renew in the current low interest rate environment, offsetting the decline in yields on loans and securities.

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

		December 31,
Changes In Interest Rate	June 30, 2010	2009	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+200	-7.41%	-6.41%	15.00%
-200	-1.55%	-2.09%	15.00%
Net Present Value
Of Equity Change
+200	-5.64%	-6.32%	20.00%
-200	-29.47%	-31.98%	20.00%
The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using June 30, 2010 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 200 basis points (2%). This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 200 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures
Based on their evaluation, as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors
There are certain risks and uncertainties in the Company’s business that could cause its actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Company included a detailed discussion of its risk factors. The following information updates certain of the Company’s risk factors and should be read in conjunction with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. These risk factors should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. Additional risks and uncertainties not currently known to the Company or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
The Company’s indirect lending exposes it to increased credit risks.
A portion of the Company’s current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Northeastern Ohio. These loans are for the purchase of new or late model used cars. The Company serves customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of the Company’s other loans, such loans involve significant risks in addition to normal credit risk. Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, changes in the local economy and difficulty in monitoring collateral. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan to value ratios that could result in the Bank not recovering the full value of an outstanding loan upon default by the borrower. Due to the economic slowdown in the Company’s primary market area, the Company currently is experiencing higher delinquencies, charge-offs and repossessions of vehicles in this portfolio. If the economy continues to contract, the Company may continue to experience higher levels of delinquencies, repossessions and charge-offs.
The Company has significant exposure to risks associated with commercial and residential real estate.
A substantial portion of the Company’s loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans. Consequently, real estate-related credit risks are a significant concern for the Company. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by the Company or its borrowers. General difficulties in the Company’s real estate markets have recently contributed to increases in the Company’s non-performing loans, charge-offs, and decreases in the Company’s income.
Commercial and industrial loans may expose the Company to greater financial and credit risk than other loans.
Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by the Company’s customers would hurt the Company’s earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, the Company may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, the Company may foreclose on and take title to the property, which may lead to potential financial risks for the Company under applicable environmental laws. If hazardous substances were discovered on any of these properties, the Company may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the Company knew of, or were responsible for, the contamination.

Changes in interest rates may negatively affect the Company’s earnings and the value of its assets.
The Company’s earnings and cash flows depend substantially upon its net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond the Company’s control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect: (1) the Company’s ability to originate loans and obtain deposits; (2) the fair value of the Company’s financial assets and liabilities, including its securities portfolio; and (3) the average duration of the Company’s interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on the Company’s financial condition and results of operations.
The Company may be required to make further increases in its provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect the Company.
There is no precise method of predicting loan losses. The Company can give no assurance that its allowance for loan losses is or will be sufficient to absorb actual loan losses. The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations and economic conditions within the Company’s market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require the Company to increase its allowance for loan losses. Increases in nonperforming loans have a significant impact on its allowance for loan losses.
In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed the Company’s allowance for loan losses, the Company will need to record additional provisions to increase its allowance for loan losses. Furthermore, growth in the Company’s loan portfolio would generally lead to an increase in the provision for loan losses. Generally, increases in the Company’s allowance for loan losses will result in a decrease in net income and stockholders’ equity, and may have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Material additions to the Company’s allowance could also materially decrease the Company’s net income.

Failure to satisfy the Company’s individual minimum capital requirements could result in enforcement action against the Company, which could negatively affect its results of operations and financial condition.
In conjunction with the recommendations of the OCC, effective February 2, 2010, the Company agreed to accept increased individual minimum capital requirements for the Bank in excess of what would otherwise be required under applicable law. In conjunction with guidance provided by the OCC, we have targeted the Bank to meet the following individual minimum capital requirements by September 30, 2010: Tier 1 Capital to Adjusted Total Assets of 7.20%; and Total Capital to Risk Weighted Assets of 11.00%. Failure to comply with the Company’s targeted minimum capital requirements in the time frame provided, or at all, could result in enforcement orders or penalties from federal banking regulators, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company may not be able to attract and retain skilled people.
The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities in which the Company’s engages can be intense, and the Company may not be able to retain or hire the people it wants or needs. In order to attract and retain qualified employees, the Company must compensate its employees at market levels. If the Company is unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, the Company’s performance, including its competitive position, could suffer, and, in turn, adversely affect the Company’s business, financial condition and results of operations.
The Company may be adversely impacted by weakness in the local economies it serves.
The Company’s business activities are geographically concentrated in Northeast Ohio and, in particular, Mahoning, Trumbull and Columbiana County, Ohio, where commercial activity has deteriorated at a greater rate than in other parts of Ohio and in the national economy. This has led to and may lead to further unexpected deterioration in loan quality, and slower asset and deposit growth, which may adversely affect the Company’s business, financial condition and results of operations.
The soundness of other financial institutions could adversely affect the Company.
The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and the Company routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral that it holds cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan. The Company cannot assure that any such losses would not materially and adversely affect the Company’s business, financial condition or results of operations.
Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on the Company’s results of operations.
In assessing the impairment of investment securities, the Company considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or will be required to sell the debt security before its anticipated recovery. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period. Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a change to earnings would be reflected in the period.

A substantial decline in the value of the Company’s Federal Home Loan Bank of Cincinnati common stock may adversely affect its financial condition.
The Company owns common stock of the Federal Home Loan Bank of Cincinnati (the “FHLB”), in order to qualify for membership in the Federal Home Loan Bank system, which enables the Company to borrow funds under the Federal Home Loan Bank advance program. The carrying value of the Company’s FHLB common stock was approximately $3.1 million as of December 31, 2009.
Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, certain member banks of the Federal Home Loan Bank system (other than the FHLB) suspended dividend payments and the repurchase of capital stock until further notice. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for the Company’s FHLB common stock, the Company believes that there is a risk that its investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect the Company’s results of operations and financial condition. If the FHLB were to cease operations, or if the Company were required to write-off its investment in the FHLB, the Company’s business, financial condition, liquidity, capital and results of operations may be materially adversely affected.
The Company’s business strategy includes continuing its growth plans. The Company’s financial condition and results of operations could be negatively affected if the Company fails to grow or fails to manage its growth effectively.
The Company intends to continue pursuing a profitable growth strategy both within its existing markets and in new markets. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. The Company cannot assure that it will be able to expand its market presence in the Company’s existing markets or successfully enter new markets or that any such expansion will not adversely affect the Company’s results of operations. Failure to manage the Company’s growth effectively could have a material adverse effect on the Company’s business, future prospects, financial condition or results of operations and could adversely affect the Company’s ability to successfully implement its business strategy. Also, if the Company grow more slowly than anticipated, the Company’s operating results could be materially adversely affected.
The recently enacted Dodd-Frank Act may adversely impact the Company’s results of operations, financial condition or liquidity.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection, and requires that bureau and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the rules and regulations promulgated thereunder will impact the Company’s business, although it is likely that compliance with these new laws and regulations will result in additional costs, which could be significant, and may adversely impact the Company’s results of operations, financial condition or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds Purchases of equity securities by the issuer.
On July 14, 2009, the Company announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.9% or approximately 657 thousand shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expired in July 2010 and as of this filing had not been renewed.
There was no treasury stock purchased by the issuer during the second quarter of 2010.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information
Not applicable.
Item 6. Exhibits
The following exhibits are filed or incorporated by reference as part of this report:

3.1
Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to Farmers National Banc Corp.’s Registration Statement on Form S-3 filed with the SEC on October 3, 2001 (File No. 333-70806).

32
Amended Code of Regulations of Farmers National Banc Corp. (incorporate by reference from Exhibit 3(ii) to Farmers National Banc Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 16, 2010).

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

FARMERS NATIONAL BANC CORP.

Dated: August 9, 2010

/s/ John S. Gulas John S. Gulas
President and Chief Executive Officer

Dated: August 9, 2010

/s/ Carl D. Culp Carl D. Culp
Executive Vice President and Treasurer