Form 10-Q
period 2010-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2010-10-29
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2010

Common Stock, No Par Value	13,609,707 shares

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	September 30,	December 31,
	2010	2009

ASSETS
Cash and due from banks	$20,936	$25,713
Federal funds sold	49,113	25,447

TOTAL CASH AND CASH EQUIVALENTS	70,049	51,160

Securities available for sale	345,298	309,368

Loans	607,649	609,395
Less allowance for loan losses	7,785	7,400

NET LOANS	599,864	601,995

Premises and equipment, net	14,138	14,193
Bank owned life insurance	11,823	11,438
Goodwill	3,709	3,709
Other intangibles	3,356	3,791
Other assets	16,077	19,154

TOTAL ASSETS	$1,064,314	$1,014,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$73,220	$68,420
Interest-bearing	687,805	709,132

TOTAL DEPOSITS	761,025	777,552

Short-term borrowings	174,999	125,912
Long-term borrowings	24,957	27,169
Other liabilities	12,232	3,547

TOTAL LIABILITIES	973,213	934,180

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 15,662,843 in 2010 and 15,572,703 in 2009	96,014	95,650
Retained earnings	11,654	7,137
Accumulated other comprehensive income (loss)	8,936	3,344
Treasury stock, at cost; 2,053,136 shares in 2010 and 2,053,098 in 2009	(25,503)	(25,503)

TOTAL STOCKHOLDERS’ EQUITY	91,101	80,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,064,314	$1,014,808

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009

INTEREST AND DIVIDEND INCOME
Loans, including fees	$9,329	$9,610	$27,753	$28,003
Taxable securities	2,183	2,336	6,685	6,916
Tax exempt securities	584	632	1,759	1,831
Dividends	45	60	145	197
Federal funds sold	19	11	43	25

TOTAL INTEREST AND DIVIDEND INCOME	12,160	12,649	36,385	36,972

INTEREST EXPENSE
Deposits	2,068	3,218	7,233	9,640
Short-term borrowings	210	463	729	1,435
Long-term borrowings	267	497	818	1,515

TOTAL INTEREST EXPENSE	2,545	4,178	8,780	12,590

NET INTEREST INCOME	9,615	8,471	27,605	24,382
Provision for loan losses	1,500	1,550	5,878	3,050

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,115	6,921	21,727	21,332

NONINTEREST INCOME
Service charges on deposit accounts	556	768	1,531	2,020
Bank owned life insurance income	128	127	385	383
Trust income	1,254	1,248	3,683	2,251
Security gains (losses)	1,161	(2)	1,158	507
Impairment of equity securities	0	0	0	(74)
Insurance agency commissions	32	38	204	38
Investment commissions	132	100	372	244
Other operating income	434	330	1,421	1,001

TOTAL NONINTEREST INCOME	3,697	2,609	8,754	6,370

NONINTEREST EXPENSES
Salaries and employee benefits	4,209	4,204	12,285	11,302
Occupancy and equipment	925	857	2,742	2,524
State and local taxes	224	238	680	689
Professional fees	379	252	1,069	695
Advertising	199	153	476	408
FDIC insurance	340	312	960	1,240
Merger related costs	0	0	0	453
Intangible amortization	145	150	435	298
Core processing charges	266	18	742	50
Other operating expenses	1,230	1,491	3,705	4,075

TOTAL NONINTEREST EXPENSES	7,917	7,675	23,094	21,734

INCOME BEFORE INCOME TAXES	3,895	1,855	7,387	5,968
INCOME TAXES	1,041	299	1,652	1,071

NET INCOME	$2,854	$1,556	$5,735	$4,897

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains (losses) on securities, net of reclassifications	1,537	3,216	5,592	3,064

COMPREHENSIVE INCOME (LOSS)	$4,391	$4,772	$11,327	$7,961

NET INCOME PER SHARE — basic and diluted	$0.21	$0.12	$0.42	$0.37

DIVIDENDS PER SHARE	$0.03	$0.06	$0.09	$0.30

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	Nine Months Ended
	Sept 30,	Sept 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,735	$4,897
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	5,878	3,050
Depreciation and amortization	1,284	1,092
Net amortization of securities	1,727	306
Security (gains) losses	(1,158)	(507)
Impairment of securities	0	74
Loss on sale of other real estate owned	48	41
Increase in bank owned life insurance	(385)	(383)
Net change in other assets and liabilities	1,145	(918)

NET CASH FROM OPERATING ACTIVITIES	14,274	7,652

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	44,931	54,290
Proceeds from sales of securities available for sale	48,887	9,778
Purchases of securities available for sale	(114,231)	(106,334)
Proceeds from sale of Federal Home Loan Bank stock	0	1,414
Purchase of trust entity, net	0	(10,511)
Loan originations and payments, net	(4,101)	(61,984)
Proceeds from sale of other real estate owned	354	239
Additions to premises and equipment	(719)	(899)

NET CASH FROM INVESTING ACTIVITIES	(24,879)	(114,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(16,527)	95,889
Net change in short-term borrowings	49,087	37,564
Repayments of Federal Home Loan Bank borrowings and other debt	(2,212)	(3,191)
Cash dividends paid	(1,218)	(3,992)
Proceeds from dividend reinvestment	364	1,188

NET CASH FROM FINANCING ACTIVITIES	29,494	127,458

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,889	21,103

Beginning cash and cash equivalents	51,160	24,049

Ending cash and cash equivalents	$70,049	$45,152

Supplemental cash flow information:
Interest paid	$9,098	$12,624
Income taxes paid	$1,030	$1,885

Supplemental noncash disclosures:
Transfer of loans to other real estate	$354	$544
Security purchases not yet settled	$7,528	$0
Farmers National Banc Corp acquired all of the stock of Butler Wick Trust Company for $12.13 million on March 31, 2009. The assets acquired and liabilities assumed were as follows:

Fair value of assets acquired	$12,394
Purchase price	12,125

Liabilities assumed	$269

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation:
The consolidated financial statements include the accounts of Farmers National Banc Corp. (the “Company”), and its wholly-owned subsidiaries, The Farmers National Bank of Canfield (“Farmers Bank”), Farmers Trust Company (“Farmers Trust”), and Farmers National Insurance. All significant intercompany balances and transactions have been eliminated in the consolidation.
Basis of Presentation:
The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.
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

Securities:
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands of Dollars)	Cost	Gains	Losses	Value
September 30, 2010
U.S. Treasury and U.S. government -sponsored entities	$86,508	$5,838	$(6)	$92,340
States and political subdivisions	75,777	3,273	(66)	78,984
Mortgage-backed securities — residential	147,739	4,835	(188)	152,386
Collateralized mortgage obligations	21,128	1	0	21,129
Equity securities	149	54	(15)	188
Other securities	250	21	0	271

Totals	$331,551	$14,022	$(275)	$345,298

(In Thousands of Dollars)
December 31, 2009
U.S. Treasury and U.S. government -sponsored entities	$98,746	$1,424	$(337)	$99,833
States and political subdivisions	62,809	1,070	(447)	63,432
Mortgage-backed securities — residential	141,915	3,758	(411)	145,262
Collateralized mortgage obligations	309	9	0	318
Equity securities	149	129	(19)	259
Other securities	250	14	0	264

Totals	$304,178	$6,404	$(1,214)	$309,368

Proceeds from sales of securities were $48.89 million and $9.78 million for the nine months ended September 30, 2010 and 2009, respectively. Gross gains of $1.16 million and $509 thousand were realized on these sales during the 2010 and 2009, respectively. Gross losses during the nine month periods ended September 30, 2010 and 2009 was $3 thousand and $2 thousand respectively.
Proceeds from sales of securities were $46.99 million and $250 thousand for the three months ended September 30, 2010 and 2009, respectively. Gross gains of $1.16 million were realized on these sales during the three month period ended September 30, 2010. Gross losses during the three month period ended September 30, 2009 were $2 thousand. Included in States and political subdivisions is $7.53 million of securities which were purchased but not settled as of September 30, 2010. A corresponding obligation was included in other liabilities for the amounts due to the broker for these purchases.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are not due at a single maturity date and are shown separately.

	September 30, 2010
	Amortized	Fair
(In Thousands of Dollars)	Value	Value
Maturity
Within one year	$2,901	$2,920
One to five years	75,912	79,700
Five to ten years	48,723	52,168
Beyond ten years	34,999	36,807
Mortgage-backed and CMO securities	168,867	173,515

Total	$331,402	$345,110

	December 31, 2009
	Amortized	Fair
(In Thousands of Dollars)	Value	Value
Maturity
Within one year	$3,538	$3,563
One to five years	92,162	93,357
Five to ten years	35,177	35,777
Beyond ten years	30,928	30,832
Mortgage-backed and CMO securities	142,224	145,580

Total	$304,029	$309,109

The following table summarizes the investment securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
Available-for-sale
U.S. Treasury and U.S. government-sponsored entities	$0	$0	$325	$(6)	$325	$(6)
States and political subdivisions	0	0	885	(66)	885	(66)
Mortgage-backed securities – residential	22,029	(187)	27	(1)	22,056	(188)
Equity securities	0	0	8	(15)	8	(15)

Total	$22,029	$(187)	$1,245	$(88)	$23,274	$(275)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Losses	Value	Losses	Value	Losses
December 31, 2009
Available-for-sale
U.S. Treasury and U.S. government-sponsored entities	$44,854	$(330)	$359	$(7)	$45,213	$(337)
States and political subdivisions	13,336	(162)	3,035	(285)	16,371	(447)
Mortgage-backed securities – residential	40,304	(410)	60	(1)	40,364	(411)
Equity securities	28	(3)	7	(16)	35	(19)

Total	$98,522	$(905)	$3,461	$(309)	$101,983	$(1,214)

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities are generally evaluated for OTTI under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of September 30, 2010, the Company’s security portfolio consisted of 411 securities, 19 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of U.S. Government-sponsored entities, state and political subdivisions, and mortgage-backed securities as discussed below.
Unrealized losses on debt securities issued by U.S. Government-sponsored entities have not been recognized into income because the securities are of high credit quality, management does not have the intent to sell these securities before their anticipated recovery and the decline in fair value is largely due to fluctuations in market interest rates and not credit quality. Consequently, the fair value of such debt securities is expected to recover as the securities approach their maturity date.
Unrealized losses on debt securities at September 30, 2010 relative to obligations of state and political subdivisions have not been recognized into income. Generally these debt securities have maintained their investment grade ratings and management does not have the intent to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s holdings of mortgage-backed securities were issued by U.S. Government sponsored enterprises. Unrealized losses on mortgage-backed securities have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be OTTI.
Loans:
Loan balances were as follows:

	September 30,	December 31,
(In Thousands of Dollars)	2010	2009
Residential real estate	$181,215	$180,877
Commercial real estate	209,654	215,917
Consumer	136,222	136,708
Commercial	80,558	75,893

Subtotal	607,649	609,395
Allowance for loan losses	(7,785)	(7,400)

Net loans	$599,864	$601,995

Activity in the allowance for loan losses was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In Thousands of Dollars)	2010	2009	2010	2009
Balance at beginning of period	$8,255	$6,640	$7,400	$5,553
Provision for loan losses	1,500	1,550	5,878	3,050
Recoveries	152	114	424	492
Loans charged off	(2,122)	(1,094)	(5,917)	(1,885)

Balance at end of period	$7,785	$7,210	$7,785	$7,210

Individually impaired loans were as follows:

	September 30,	December 31,
(In Thousands of Dollars)	2010	2009
Loans with no allocated allowance for loan losses	$2,911	$425
Loans with allocated allowance for loan losses	4,108	13,071

	$7,019	$13,496

Amount of the allowance for loan losses allocated	$243	$2,058
Impaired loans decreased during the first nine months of 2010 due to loan charge-offs, partial payoffs and the sale of collateral associated with the impaired loans.
Included in the $7.02 million disclosed above at September 30, 2010 are $3.00 million of loans that have terms that have been modified under troubled debt restructuring. The Company has allocated $40 thousand of specific reserves to those loans at September 30, 2010. At December 31, 2009, $5.44 million of loans had terms that have been modified were classified as troubled debt restructurings and were included in the $13.50 million of individually impaired loans. The Company has allocated $333 thousand of specific reserves to those loans at December 31, 2009.
Interest income recognized during impairment for the periods was immaterial.

Nonperforming loans were as follows:

	September 30,	December 31,
(In Thousands of Dollars)	2010	2009
Nonaccrual loans:
Residential real estate	$4,719	$2,281
Commercial real estate	3,610	5,677
Consumer	151	172
Commercial	411	1,504

Total Nonaccrual Loans	8,891	9,634
Loans past due over 90 days still on accrual	316	469

Total nonperforming loans	$9,207	$10,103

Other real estate owned	326	374

Total nonperforming assets	$9,533	$10,477

Percentage of nonperforming loans to gross loans	1.52%	1.66%
Percentage of nonperforming assets to total assets	.90%	1.03%
Loans delinquent 30-90 days	5,888	9,212
Percentage of loans delinquent 30-90 days to total loans	.97%	1.51%
Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(In Thousands, except Share and Per Share Data)	2010	2009	2010	2009
Basic EPS computation
Numerator – Net income	$2,854	$1,556	$5,735	$4,897
Denominator – Weighted average shares outstanding	13,577,228	13,415,896	13,548,105	13,329,621
Basic earnings per share	$.21	$.12	$.42	$.37

Diluted EPS computation
Numerator – Net income	$2,854	$1,556	$5,735	$4,897
Denominator – Weighted average shares outstanding for basic earnings per share	13,577,228	13,415,896	13,548,105	13,329,621
Effect of Stock Options	0	0	0	0

Weighted averages shares for diluted earnings per share	13,577,228	13,415,896	13,548,105	13,329,621

Diluted earnings per share	$.21	$.12	$.42	$.37

Stock options for 30,000 and 37,000 shares were not considered in the computing of diluted earnings per share for 2010 and 2009, respectively, because they were antidilutive.

Stock Based Compensation:
The Company’s Stock Option Plan (the “Plan”), permitted the grant of share options to its directors, officers and employees. Under the terms of the Plan no additional shares can be issued. Option awards were granted with an exercise price equal to the market price of the Company’s common shares at the date of grant, with a vesting period of 5 years and have 10-year contractual terms. At September 30, 2010 there were 30,000 outstanding options of which 27,000 were fully vested and are exercisable.
The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the three month and nine month period ended September 30, 2010 was not material. No related income tax benefit was recorded.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of the change in unrealized gains and losses on securities available for sale, net of reclassification for gains recognized in income.
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, which is now codified under ASC 810, Consolidation. The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special-purpose entity. ASC 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. ASC 810 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of ASC 810 were also amended and apply to transfers that occurred both before and after the effective date of ASC 810. The adoption of ASC 810 did not have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), now codified in ASC 810, which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This statement requires additional disclosures about an enterprise’s involvement in variable interest entities. This statement became effective as of the beginning of each reporting entity’s first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of the accounting guidance did not have an impact on the Company’s consolidated financial statements.
In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (ASC 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This ASU also requires that a reporting entity should present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. It also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.
Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
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

		Fair Value Measurements at
		September 30, 2010 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. Government sponsored entities	$92,340	$0	$92,340	$0
States and political subdivisions	78,984	0	78,984	0
Mortgage-backed securities-residential	152,386	0	152,374	12
Collateralized mortgage obligations	21,129	0	21,129	0
Equity securities	188	188	0	0
Other securities	271	0	271	0

Total investment securities	$345,298	$188	$345,098	$12

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. Government sponsored entities	$99,833	$0	$99,833	$0
States and political subdivisions	63,432	0	63,432	0
Mortgage-backed securities-residential	145,262	0	145,249	13
Collateralized mortgage obligations	318	0	318	0
Equity securities	259	259	0	0
Other securities	264	0	264	0

Total investment securities	$309,368	$259	$309,096	$13

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis:

	Investment Securities
	Available-for-sale
	(Level 3)
	Three months	Nine months
	ended	ended
	Sept. 30, 2010	Sept. 30, 2010
Beginning balance	$13	$13
Total unrealized gains or losses:
Included in other comprehensive income	0	0
Purchases, sales, issuances and settlements, net	(1)	(1)
Transfer in and/or out	0	0

Ending balance	$12	$12

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at September 30, 2010 Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	0	0	2,084

Fair Value Measurements
at December 31, 2009 Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	0	0	5,904
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.29 million with a valuation allowance of $203 thousand, resulting in an additional provision for loan loss of $180 thousand and $2.48 million for the three and nine month periods ending September 30, 2010. At December 31, 2009, impaired loans had a carrying amount of $7.63 million, net of a valuation allowance of $1.73 million, resulting in an additional provision for loan losses of $1.50 million for the year ending December 31, 2009.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2010 and December 31, 2009 are as follows:

(In Thousands of Dollars)	Carrying Amount	Fair Value
September 30, 2010
Financial assets
Cash and cash equivalents	$70,049	$70,049
Securities available-for-sale	345,298	345,298
Restricted stock	3,977	n/a
Loans, net	599,864	609,365
Accrued interest receivable	4,542	4,542

Financial liabilities
Deposits	761,025	766,123
Short-term borrowings	174,999	174,999
Long-term borrowings	24,957	27,996
Accrued interest payable	837	837

(In Thousands of Dollars)	Carrying Amount	Fair Value
December 31, 2009
Financial assets
Cash and cash equivalents	$51,160	$51,160
Securities available-for-sale	309,368	309,368
Restricted stock	3,977	n/a
Loans, net	601,955	609,127
Accrued interest receivable	4,370	4,370

Financial liabilities
Deposits	777,552	781,703
Short-term borrowings	125,912	125,912
Long-term borrowings	27,169	28,990
Accrued interest payable	1,155	1,155
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

Significant segment totals are reconciled to the financial statements as follows:

	Trust	Bank		Consolidated
(In Thousands of Dollars)	Segment	Segment	Others	Totals
September 30, 2010

Assets
Cash and due from banks	$1,128	$69,074	$(153)	$70,049
Securities available for sale	2,647	342,530	121	345,298
Net loans	0	599,864	0	599,864
Premises and equipment, net	118	14,020	0	14,138
Goodwill and other intangibles	7,065	0	0	7,065
Other assets	452	27,325	123	27,900

Total Assets	$11,410	$1,052,813	$91	$1,064,314

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$619	$972,938	$(344)	$973,213
Stockholders’ equity	10,791	79,875	435	91,101

Total Liabilities and Stockholders’ Equity	$11,410	$1,052,813	$91	$1,064,314

	Trust	Bank		Consolidated
(In Thousands of Dollars)	Segment	Segment	Others	Totals
For the Three Months ended September 30, 2010
Net interest income	$12	$9,615	$(12)	$9,615
Provision for loan losses	0	1,500	0	1,500
Service fees, security gains and other noninterest income	1,332	2,378	(13)	3,697
Noninterest expense	1,179	6,562	176	7,917

Income before taxes	165	3,931	(201)	3,895
Income tax	57	1,052	(68)	1,041

Net Income	$108	$2,879	$(133)	$2,854

	Trust	Bank		Consolidated
(In Thousands of Dollars)	Segment	Segment	Others	Totals
For the Three Months ended September 30, 2009
Net interest income	$27	$8,443	$1	$8,471
Provision for loan losses	0	1,550	0	1,550
Service fees, security gains and other noninterest income	1,246	1,351	12	2,609
Noninterest expense	1,075	6,579	21	7,675

Income before taxes	198	1,665	(8)	1,855
Income tax	47	255	(3)	299

Net Income	$151	$1,410	$(5)	$1,556

	Trust	Bank		Consolidated
(In Thousands of Dollars)	Segment	Segment	Others	Totals
For the Nine Months ended September 30, 2010
Net interest income	$51	$27,586	$(32)	$27,605
Provision for loan losses	0	5,878	0	5,878
Service fees, security gains and other noninterest income	3,818	4,604	332	8,754
Noninterest expense	3,436	19,273	385	23,094

Income before taxes	433	7,039	(85)	7,387
Income tax	150	1,531	(29)	1,652

Net Income	$283	$5,508	$(56)	$5,735

	Trust	Bank		Consolidated
(In Thousands of Dollars)	Segment	Segment	Others	Totals
For the Nine Months ended September 30, 2009
Net interest income	$47	$24,329	$6	$24,382
Provision for loan losses	0	3,050	0	3,050
Service fees, security gains and other noninterest income	2,249	4,192	(71)	6,370
Noninterest expense	2,098	19,131	505	21,734

Income before taxes	198	6,340	(570)	5,968
Income tax	27	1,238	(194)	1,071

Net Income	$171	$5,102	$(376)	$4,897

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of in the Company’s 2009 Annual Report on Form 10-K.
Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on those forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements:
•	general economic conditions in market areas where we conduct business, which could materially impact credit quality trends;
•	business conditions in the banking industry;
•	the regulatory environment;
•	fluctuations in interest rates;
•	demand for loans in the market areas where we conduct business;
•	rapidly changing technology and evolving banking industry standards;
•	competitive factors, including increased competition with regional and national financial institutions;
•	new service and product offerings by competitors and price pressures; and
•	other like items.
Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations. While the Company believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. The Company does not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Overview
For the nine months ended September 30, 2010, the Company reported net income of $5.74 million, a 17.11% increase from the $4.90 million for the same period in 2009. For the nine months ended September 30, 2010, the Company reported net income of $0.42 per diluted share, a 13.51% increase from the $0.37 per diluted share for the same period of 2009. The Company’s pre-tax, pre-provision income increased to $5.40 million for the third quarter of 2010, which represents a 58.44% increase over the $3.40 million reported for the third quarter of 2009. This increase was driven by a $1.14 million, or 13.50%, increase in net interest income, a result of the strategy to grow income producing assets. Farmers Bank also reported $1.16 million in gains on the sale of securities in the current three month period. The securities were sold to recognize market appreciation on existing holdings and to further diversify the security portfolio. Third quarter net income results also improved over the second and first quarters of 2010 because of a lower loan loss provision. Management initiated a strategy 27 months ago to earn the Company’s way through the economic downturn by adding income producing assets, fee income and by enhancing the loan review process. The Company continues to see the benefits of this strategy through increased earnings power and asset quality trends that are better than many of our peers. The Company’s strategies also include maintaining the appropriate levels of capital that are essential to remain a well-capitalized institution under all regulatory guidelines; continuing to deal with the number of issues the banking industry has been facing; closely monitor the efficiency ratio; and strategically manage interest rate risk and credit risk, specifically, the non-performing assets.
Pre-tax pre-provision income is a non-U.S.GAAP financial measure. A non-U.S.GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed by generally accepted accounting principles in the United States (U.S.GAAP). The Company believes that non-U.S.GAAP financial measures provide both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S.GAAP.
Reconciliation of Income Before Taxes to Pre-Tax Pre-Provision Income

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Income before income taxes	$3,895	$1,855	$7,387	$5,968
Provision for loan losses	1,500	1,550	5,878	3,050

Pre-tax pre-provision income	$5,395	$3,405	$13,265	$9,018

Results of Operations
The following is a comparison of selected financial ratios and other results at or for the three-month and nine-month periods ending September 30, 2010 and 2009:

	At or for the three months		At or for the nine months
	ended September 30,		ended September 30,
(In Thousands, except Per Share Data)	2010	2009	2010	2009
Total Assets	$1,064,314	$1,016,051	$1,064,314	$1,016,051
Net Income	$2,854	$1,556	$5,735	$4,897
Basic and Diluted Earnings Per Share	$.21	$.12	$.42	$.37
Return on Average Assets (Annualized)	1.08%	.62%	.74%	.69%
Return on Average Equity (Annualized)	12.95%	7.71%	9.08%	8.27%
Efficiency Ratio (tax equivalent basis)	61.70%	65.02%	62.50%	67.48%
Equity to Asset Ratio	8.56%	8.10%	8.56%	8.10%
Tangible Common Equity Ratio *	7.95%	7.40%	7.95%	7.40%
Dividends to Net Income	14.26%	51.74%	21.26%	81.54%
Net Loans to Assets	56.36%	59.53%	56.36%	59.53%
Loans to Deposits	79.85%	82.28%	79.85%	82.28%

*	The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S.GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, our tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non U.S.GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S.GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of September 30, 2010, reconciliations of tangible common equity to U.S.GAAP total common stockholders’ equity and tangible assets to U.S.GAAP total assets are set forth below:

	September 30,	September 30,
	2010	2009
Reconciliation of Common Stockholders’ Equity to Tangible Common Equity
Stockholders’ Equity	$91,101	$82,259
Less Goodwill and other intangibles	7,065	7,621

Tangible Common Equity	$84,036	$74,638

	September 30,	September 30,
	2010	2009
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,064,314	$1,016,051
Less Goodwill and other intangibles	7,065	7,621

Tangible Assets	$1,057,249	$1,008,430

With the improvement in net interest income for quarter ended September 30, 2010 over the same quarter in the prior year as well as the previous quarter, and security gains of $1.16 million, the three month period ended September 30, 2010 was the Company’s best performing quarter in the past few years. The management team continues to actively monitor and address asset quality issues, and has made appropriate provisions to the allowance for loan losses accordingly. The Company’s challenges for the future quarters will continue to be managing issues related to the general economic conditions and to develop relationships to grow core business lines.

Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.
Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$602,312	$9,415	6.20%	$592,634	$9,740	6.52%
Taxable securities (4)	255,461	2,183	3.39	224,323	2,336	4.13
Tax-exempt securities (4) (6)	58,294	875	5.96	62,337	946	6.02
Equity Securities (2) (6)	4,126	45	4.33	5,435	60	4.38
Federal funds sold	45,257	19	0.17	38,284	11	0.11

Total earning assets	965,450	12,537	5.15	923,013	13,093	5.63

NONEARNING ASSETS

Cash and due from banks	26,251			22,772
Premises and equipment	14,288			14,295
Allowance for Loan Losses	(8,249)			(6,721)
Unrealized gains (losses) on securities	13,296			5,086
Other assets (3)	40,156			39,879

Total Assets	$1,051,192			$998,324

INTEREST-BEARING LIABILITIES

Time deposits	$277,856	$1,660	2.37%	$330,262	$2,493	2.99%
Savings deposits	308,781	388	0.50	242,290	660	1.08
Demand deposits	108,154	20	0.07	101,865	65	0.25
Short term borrowings	165,676	210	0.50	132,957	463	1.38
Long term borrowings	25,099	267	4.22	43,592	497	4.52

Total Interest-Bearing Liabilities	885,566	2,545	1.14	850,966	4,178	1.95

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	74,731			63,108
Other Liabilities	3,448			4,147
Stockholders’ equity	87,447			80,103

Total Liabilities and Stockholders’ Equity	$1,051,192			$998,324

Net interest income and interest rate spread		$9,992	4.01%		$8,915	3.68%

Net interest margin			4.11%			3.83%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $543 thousand and $540 thousand for 2010 and 2009 respectively and is reduced by amortization of $452 thousand and $413 thousand for 2010 and 2009 respectively.

(6)	For 2010, adjustments of $86 thousand and $291 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2009, adjustments of $130 thousand and $314 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$600,861	$28,027	6.24%	$572,573	$28,392	6.63%
Taxable securities (4)	252,974	6,685	3.53	214,619	6,916	4.34
Tax-exempt securities (4) (6)	58,397	2,635	6.03	60,795	2,741	6.03
Equity Securities (2) (6)	4,126	145	4.70	5,506	197	4.78
Federal funds sold	35,847	43	0.16	28,735	25	0.12

Total earning assets	952,205	37,535	5.27	882,228	38,271	5.80

NONEARNING ASSETS

Cash and due from banks	22,017			22,767
Premises and equipment	14,359			14,185
Allowance for Loan Losses	(7,795)			(6,155)
Unrealized gains (losses) on securities	9,376			5,231
Other assets (3)	40,992			33,863

Total Assets	$1,031,154			$952,119

INTEREST-BEARING LIABILITIES

Time deposits	$299,421	$5,740	2.56%	$307,424	$7,348	3.20%
Savings deposits	295,018	1,388	0.63	230,673	2,045	1.19
Demand deposits	107,040	105	0.13	100,843	247	0.33
Short term borrowings	145,120	729	0.67	119,965	1,435	1.60
Long term borrowings	25,695	818	4.26	47,011	1,515	4.31

Total Interest-Bearing Liabilities	872,294	8,780	1.35	805,916	12,590	2.09

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	71,057			62,417
Other Liabilities	3,392			4,628
Stockholders’ equity	84,411			79,158

Total Liabilities and Stockholders’ Equity	$1,031,154			$952,119

Net interest income and interest rate spread		$28,755	3.92%		$25,681	3.71%

Net interest margin			4.04%			3.90%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $1.54 million and $1.83 million for 2010 and 2009 respectively and is reduced by amortization of $1.34 million and $1.11 million for 2010 and 2009 respectively.

(6)	For 2010, adjustments of $274 thousand and $876 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2009, adjustments of $389 thousand and $910 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Taxable equivalent net interest income. Net interest income was $9.62 million for the third quarter of 2010, which compares to $8.47 million in the third quarter of 2009. This represents a 13.5% increase quarter over quarter. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 4.11% for the three months ended September 30, 2010, compared to 3.83% for the same period in the prior year. In comparing the two quarters, yields on earning assets decreased 48 basis points, while the cost of interest bearing liabilities decreased 81 basis points. This equates to an increase in our net interest margin of 28 basis points compared to the three months ended September 30, 2009.
On a year-to-date basis, net interest income improved to $27.61 million for the nine month period ended September 30, 2010, compared to $24.38 million in the same period in 2009. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 4.04% for the nine months ended September 30, 2010, compared to 3.90% for the same period in the prior year.
Noninterest Income. Noninterest income was $3.70 million for the third quarter of 2010, which is a $1.09 million, or 41.70%, improvement over results for the same quarter of 2009. Farmers Bank recognized security gains on sales of securities of $1.16 million in the three months ended September 30, 2010, compared to a $2 thousand security loss for the same period in the prior year. Service charges on deposit accounts were $556 thousand for the current quarter, a decline of 27.60% when compared to $768 thousand in the same quarter in the prior year. This decline was primarily a result of a decline in overdraft and return check fee income. The Company is uncertain of the future trend in reduced overdraft fees in light of new consumer regulatory provisions associated with these fees.
Noninterest income for the nine months ended September 30, 2010 was $8.75 million, compared to $6.37 million for the same period in 2009. The increase in noninterest income was primarily due to an increase in trust fee income of $1.43 million and an increase in gains on sales of securities of $651 thousand. Farmers Trust was purchased on March 31, 2009, therefore, the prior year’s results included only six months of income compared to nine months year to date in 2010. The addition of Farmers Trust, and its growth from $684.55 million in trust assets at September 30, 2009 to $850.55 million in assets at September 30, 2010, complements our existing core retail and asset management services.
Noninterest Expense. Noninterest expenses totaled $7.92 million for the third quarter of 2010, which is $272 thousand or 3.56% higher than the $7.65 million in the previous quarter. This increase is spread amongst several expense categories. The current period’s total noninterest expense of $7.92 million is $242 thousand or 3.15% higher than the $7.68 million reported for the same quarter in 2009. This increase is mainly the result of a $248 thousand increase in core processing charges in 2010. During 2009 these expenses were included in occupancy and equipment expense as Farmers Bank converted, during the fourth quarter of 2009, from an internal core processing system to a vendor operated system.
Noninterest expense for the nine months ended September 30, 2010 was $23.09 million, compared to $21.73 million for the same period in 2009, representing an increase of $1.36 million, or 6.26%. The increase resulted from the inclusion of expenses associated with Farmers Trust throughout the first nine months of 2010. Because Farmers Trust was acquired on March 31, 2009, results for the first nine months of 2009 included only six months of expenses associated with its operations. Farmers Trust’s noninterest expenses were $3.44 million for the first nine months of 2010, an increase of 63.78% when compared to $2.10 million reported for the same period in 2009. In addition to the increase resulting from nine months of Farmers Trust operations, there was an increase of $374 thousand or 53.81% in professional fees for the first nine months of 2010 over the same nine month period in 2009. The majority of the increase is the result of increased legal and accounting fees due to capital raising activities.

The following is a detail of non-interest expense line items classified between the Farmers Trust and the other entities in the Company for the three-month and nine-month periods ending September 30, 2010 and 2009. The Company purchased Farmers Trust on March 31, 2009:

	For the Three Months Ended
	September 30, 2010			September 30, 2009
	Trust	Bank and	Total	Trust	Bank and	Total
(In Thousands of Dollars)	Company	Others	Company	Company	Others	Company
Noninterest expense
Salaries and employee benefits	$666	$3,543	$4,209	$664	$3,540	$4,204
Occupancy and equipment	135	790	925	51	806	857
State and local taxes	30	194	224	15	223	238
Professional fees	15	364	379	15	237	252
Advertising	1	198	199	2	151	153
FDIC insurance	0	340	340	0	312	312
Intangible amortization	145	0	145	150	0	150
Other operating expenses	187	1,309	1,496	178	1,331	1,509

Total noninterest expense	$1,179	$6,738	$7,917	$1,075	$6,600	$7,675

	For the Nine Months Ended
	September 30,2010			September 30, 2009
	Trust	Bank and	Total	Trust	Bank and	Total
(In Thousands of Dollars)	Company	all Others	Company	Company	all Others	Company
Noninterest expense
Salaries and employee benefits	$1,946	$10,339	$12,285	$1,290	$10,012	$11,302
Occupancy and equipment	383	2,359	2,742	100	2,424	2,524
State and local taxes	89	591	680	30	659	689
Professional fees	45	1,024	1,069	30	1,118	1,148
Advertising	3	473	476	7	401	408
FDIC insurance	0	960	960	0	1,240	1,240
Intangible amortization	435	0	435	298	0	298
Other operating expenses	535	3,912	4,447	343	3,782	4,125

Total noninterest expense	$3,436	$19,658	$23,094	$2,098	$19,636	$21,734

The Company’s tax equivalent efficiency ratio for the three month period ended September 30, 2010 was 61.70% compared to 65.02% in the prior year’s same three month period. The improvement in the efficiency ratio was the result of the 12.08% improvement in net interest income, offset by a 3.15% increase in noninterest expense.
The Company’s tax equivalent efficiency ratio for the nine month period ended September 30, 2010 was 62.50% compared to 67.48% in the prior year’s same nine month period. The improvement in the efficiency ratio was the result of the 11.97% improvement in net interest income and a $1.73 million increase in noninterest income.
Income Taxes. Income tax expense totaled $1.04 million for the quarter ended September 30, 2010 and $299 thousand for the quarter ended September 30, 2009. The increase in the current quarter can be attributed to the reduction in tax exempt municipal securities and the increase in income before taxes.
Income tax expense was $1.65 million for the first nine months of 2010 and $1.07 million for the first nine months of 2009. The effective tax rate for the first nine months of 2010 was 22.36%, compared to 17.95% for the same period in 2009. The effective tax rate increase over the same period in 2009 was due to the increase in income before taxes.

Other Comprehensive Income. For the quarter ended September 30, 2010, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $1.54 million, compared to an unrealized gain of $3.22 million for the same period in 2009.
For the first nine months of 2010, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $5.59 million, compared to an unrealized gain of $3.06 million for the same period in 2009. Management believes the increase in fair value for the periods in 2010 over the same periods in 2009 is largely due to lower market interest rates.
Financial Condition
Securities. Securities available-for-sale increased by $35.93 million since December 31, 2009. Securities were purchased in an effort to increase returns on some of the cash available from the additional money market accounts and repurchase agreements sold during the period. The Company sold $46.99 million in market value of available-for-sale securities, resulting in a $1.16 million gain during the third quarter of 2010. Farmers Bank sold securities to recognize market appreciation on existing holdings and to further diversify the securities portfolio. There was a $8.56 million increase in the net unrealized gains on securities during the first nine months of 2010.
Loans. Gross loans decreased $1.75 million or 2.87% since December 31, 2009. The commercial loan category increased $4.67 million, coupled with small increases in the other loan categories and offset by a $6.26 million decrease in commercial real estate, accounted for the $1.75 million overall decrease in gross loans during the first nine months of 2010. On a fully tax equivalent basis, loans contributed 74.67% of total interest income for the nine months ended September 30, 2010 and 74.19% for the same period in 2009.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	9/30/10	6/30/10	3/31/10	12/31/09	9/30/09
Nonperforming loans	$9,207	$9,954	$10,740	$10,103	$12,640
Nonperforming loans as a % of total loans	1.52%	1.62%	1.76%	1.66%	2.07%
Loans delinquent 30-90 days	5,888	5,652	6,076	9,212	4,599
Loans delinquent 30-90 days as a % of total loans	.97%	.92%	1.00%	1.51%	.75%
Allowance for loan losses	$7,785	$8,255	$8,220	$7,400	$7,210
Allowance for loan losses as a % of loans	1.28%	1.35%	1.35%	1.21%	1.18%
Allowance for loan losses as a % of nonperforming loans	84.56%	82.93%	76.54%	73.25%	57.04%
Annualized net charge-offs to average net loans outstanding	1.31%	1.04%	1.30%	1.86%	.66%
Non-performing assets	9,533	10,099	10,817	10,477	12,969
Non-performing assets as a % of total assets	.90%	1.00%	1.04%	1.03%	1.28%
Net charge-offs	1,970	1,565	1,958	2,810	980

For the three months ended September 30, 2010, management provided $1.50 million to the allowance for loan losses, a decrease of $100 thousand from the preceding quarter and a decrease of $50 thousand over the same three month period in the prior year. Net charge-offs for the quarter ending September 30, 2010 were $1.97 million, compared to $980 thousand for the same period ending September 30, 2009. The ratio of nonperforming loans to total loans decreased from 2.07% at September 30, 2009 to 1.52% at September 30, 2010. On September 30, 2010, the ratio of the allowance for loan losses (ALLL) to non-performing loans was 85%, compared to 83% in the preceding quarter and 57% at September 30, 2009.
As of September 30, 2010, the ALLL/total loan ratio was 1.28%, compared to 1.21% at December 31, 2009. The increase in this particular ratio was attributable to the increased level of charge-offs, which increased our historical loss factors being partially offset by lower specific allocations on impaired loans. On September 30, 2010, the ALLL balance was $7.79 million, up 5.20% from $7.40 million at December 31, 2009.
Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at September 30, 2010 to be adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.
Deposits. Total deposits decreased $16.53 million, or 2.13%, since December 31, 2009. Balances in the Company’s time deposits decreased $57.59 million, or 17.72%, between December 31, 2009 and September 30, 2010. Money market deposit accounts increased $30.32 million, or 15.75%, during the nine month period ended September 30, 2010, as customers moved deposit dollars from time deposit seeking liquidity. The Company’s focus is on core deposit growth and the Company will continue to price deposit rates to remain competitive within the market and to retain customers. At September 30, 2010, core deposits — savings and money market accounts, time deposits less than $100,000, demand accounts and NOW accounts — represented approximately 85% of total deposits.
Borrowings. Total borrowings increased $46.88 million, or 30.62%, since December 31, 2009. The increase in borrowings is due to the increase in securities sold under repurchase agreements, which increased $49.21 million, during the first nine months of 2010. The large increase in repurchase agreements is the result of an increase in public funds deposits and customers seeking liquidity.
Capital Resources. Total stockholders’ equity increased from $80.63 million at December 31, 2009 to $91.10 million at September 30, 2010. During the first nine months of 2010, the mark to market adjustment of securities increased accumulated other comprehensive income by $5.59 million and overall retained earnings increased by $4.52 million.
The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of September 30, 2010 the Company’s total risk-based capital ratio stood at 12.87%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 11.66% and 7.19%, respectively. Management believes that the Company and Farmers Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2010.
In addition, due to the continuing growth in Farmers Bank’s business and the increase in its allowance for loan losses associated with current economic conditions, senior management and the Board have determined that higher levels of capital are appropriate. The OCC concurred in the Board’s view that additional capital would be beneficial in supporting its continued growth and operations. As a result, effective February 2, 2010, the OCC proposed and Farmers Bank accepted the following individual minimum capital requirements for Farmers Bank: Tier I Capital to Adjusted Total Assets of 7.20% and Total Capital to Risk-Weighted Assets of 11.00%. In conjunction with guidance provided by the OCC, we have targeted Farmers Bank to meet these individual minimum capital requirements by December 31, 2010. At September 30, 2010, the Bank’s Tier I Capital to Adjusted Total Assets was 6.90% and Total Capital to Risk-Weighted Assets was 12.23%.

Management believes that Farmers Bank will be able to attain its individual minimum capital requirements by December 31, 2010 from earnings generated through the normal course of operations. In order to provide additional capital necessary to support continued growth, the Company has filed a registration statement with the Securities and Exchange Commission in connection with a proposed public offering of its common shares. At present, the Company intends to contribute a portion of the net proceeds of the offering to Farmers Bank for general operating purposes, which may include among other things funding of loans, investment in securities, and payment of expenses. The proceeds of the offering which are not contributed to Farmers Bank will be used for general corporate purposes which may include, among others, payment of expenses, payment of dividends, and pursuing strategic opportunities which may be presented to us from time to time. We cannot assure you that such an offering will be completed or as to the timing of any such offering or the amount of proceeds ultimately received by the Company.
Critical Accounting Policies
The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note A to the consolidated audited financial statements in the Company’s 2009 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand our financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2009 consolidated financial statements, Note A (Summary of Significant Accounting Policies), Note B (Securities), Note C (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S.GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Farmers Trust subsidiary to provide quality, cost-effective trust services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S.GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of the Company’s subsidiary, Farmers Trust, is estimated by reviewing the past and projected operating results for the subsidiary and trust banking industry comparable information.
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

Along with its liquid assets, Farmers Bank has additional sources of liquidity available which help to insure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at three major domestic banks. At September 30, 2010, these lines of credited totaled $21.00 million and Farmers Bank had not borrowed against these lines of credit. In addition, the Company had a $5.00 million revolving line of credit with a correspondent bank. The terms of this line were subsequently modified to reduce the limit to $1.10 million. The outstanding balance at September 30, 2010 was $1.10 million. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of September 30, 2010 Farmers Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $24.75 million with additional borrowing capacity of approximately $70.81 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. Farmers Bank views its membership in the FHLB as a solid source of liquidity.
The primary investing activities of the Company are originating loans and purchasing securities. During the first nine months of 2010, net cash used in investing activities amounted to $32.41 million, compared to $114.01 million used in investing activities for the same period in 2009. A $39.11 million increase in cash from the sale of available-for-sale securities and a $57.88 million reduction in cash used for loan originations accounted for the reduction in cash used in investing activities. The decrease in cash flow used for net loans during this year’s first nine month period can be attributed to the reduced activity in the indirect loan portfolio.
The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $29.49 million for the first nine months of 2010, compared to $127.46 million provided by financing activities for the same period in 2009. Most of this change is a result of the net change in deposits. Deposits provided $95.89 million of cash in 2009 and used $16.53 million of cash in 2010.
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
For example, state consumer financial protection laws historically have been preempted in their application to national banking associations by the National Bank Act and rules and interpretations adopted by the Office of the Comptroller of the Currency (“OCC”) under that statute. Federal preemption of these laws will be diminished under the new regulatory regime. As Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. In this respect, the Company will be subject to regulation by a new consumer protection bureau known as the Bureau of Consumer Financial Protection (the “Bureau”) under the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Company.

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

	September 30,	December 31,
Changes In Interest Rate	2010	2009	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+200	-3.69%	-6.41%	15.00%
-200	-2.66%	-2.09%	15.00%
Net Present Value Of Equity Change
+200	-2.95%	-6.32%	20.00%
-200	-30.70%	-31.98%	20.00%
The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using September 30, 2010 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 200 basis points (2%). This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 200 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures
Based on their evaluation, as of the end of the period covered by this quarterly report, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
In conjunction with the recommendations of the OCC, effective February 2, 2010, the Company agreed to accept increased individual minimum capital requirements for Farmers Bank in excess of what would otherwise be required under applicable law. In conjunction with guidance provided by the OCC, the Company has targeted Farmers Bank to meet the following individual minimum capital requirements by December 31, 2010: Tier 1 Capital to Adjusted Total Assets of 7.20%; and Total Capital to Risk Weighted Assets of 11.00%. Failure to comply with the Company’s targeted minimum capital requirements in the time frame provided, or at all, could result in enforcement orders or penalties from federal banking regulators, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The Company owns common stock of the Federal Home Loan Bank of Cincinnati (the “FHLB”), in order to qualify for membership in the Federal Home Loan Bank system, which enables the Company to borrow funds under the Federal Home Loan Bank advance program. The carrying value of the Company’s FHLB common stock was approximately $3.06 million as of September 30, 2010.
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
The recently enacted Dodd-Frank Act may adversely affect our business, financial conditions and results of operations.
On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on us will not be known for months or even years.
Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than us, and some will affect only institutions with different charters than Farmers or institutions that engage in activities in which we do not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on us are the following:
•	The OTS will be merged into the OCC and the authority of the other remaining bank regulatory agencies restructured;
•	A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	New capital regulations for thrift holding companies will be adopted and any new trust preferred securities will no longer count toward Tier 1 capital;
•	The current prohibition on the payment of interest on demand deposits will be repealed, effective July 21, 2011;
•	The standard maximum amount of deposit insurance per customer is permanently increased to $250,000 and non-interest bearing transaction accounts will have unlimited deposit insurance through January 1, 2013;
•	The deposit insurance assessment base calculation will be expanded to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period.
•	New corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a nonbinding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements.
Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. Farmers is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on Farmers cannot be determined yet, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on Farmers’ operations.

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
There was no treasury stock purchased by the issuer during the third quarter of 2010.

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

3.2
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

Dated: October 28, 2010

/s/ John S. Gulas
John S. Gulas
President and Chief Executive Officer

Dated: October 28, 2010

/s/ Carl D. Culp
Carl D. Culp
Executive Vice President and Treasurer