Form 10-K
period 2010-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2011-03-14
CIK 709337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
Common Shares, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the estimated aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was approximately $56.8 million based upon the last sales price reported on the Over-The-Counter Bulletin Board. (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
As of February 28, 2011, the Registrant had outstanding 18,646,035 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K
into which
Document	Document is Incorporated

Portions of 2010 Annual Report to Shareholders	II

Definitive proxy statement for the 2011 Annual Meeting of Shareholders to be held on April 28, 2011	III

Form 10-K Cross Reference Index to Items Incorporated by Reference to the 2010 Annual Report
to Shareholders

Pages
Part I
Item 1 — Business
Average Balance Sheets/Yields/Rates	13
Rate and Volume Analysis	14
Securities	22-23
Loans	19
Loan Loss Experience	20-22
Deposits	23
Financial Ratios	11
Short-Term Borrowings	23,41-42

Part II
Item 5
Market For Registrant’s Common Stock, Related Stockholder Matters and Issuers Purchases of Equity Securities	10

Item 6
Selected Financial Data	11

Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-24

Item 7A
Quantitative and Qualitative Disclosures About Market Risk	17-18

Item 8
Financial Statements and Supplementary Data	27-48

Item 9A
Management’s Report on Internal Control Over Financial Reporting	25

Part IV
Item 15
Report of Independent Registered Public Accounting Firm	26
Financial Statements:
Consolidated Balance Sheets — December 31, 2010 and 2009	27
Consolidated Statements of Income & Comprehensive Income — Calendar Years 2010, 2009 and 2008	28
Consolidated Statement of Stockholders’ Equity Calendar Years 2010, 2009 and 2008	29
Consolidated Statements of Cash Flows Calendar Years 2010, 2009 and 2008	30
Notes to Consolidated Financial Statements	31-48

FARMERS NATIONAL BANC CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Part I

Item 1.	Business.
General
The Company
The registrant, Farmers National Banc Corp. (herein sometimes referred to as the Company), is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the BHCA). The wholly-owned subsidiaries of the Company are The Farmers National Bank of Canfield (the Bank) and Farmers Trust Company. Farmers National Insurance, LLC (Farmers National Insurance) is a subsidiary of the Bank. The Company was formed in 1983 to acquire the shares of the Bank. The Company and its subsidiaries operate in the domestic banking industry.
The Company conducts no business activities except for investment in securities permitted under the BHCA. Bank holding companies are permitted under Regulation Y of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) to engage in other activities such as leasing and mortgage banking.
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
A discussion of the general development of the Bank’s business and information regarding its key segments throughout 2010, is located within the section “Management Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 14 of the Company’s Annual Report.
Please see the Financial Statements and Supplementary Financial Data provided under Item 8 of this Form 10-K for financial and statistical information regarding the Bank’s segments, revenue from external customers, profits, and total assets as of the fiscal year ended December 31, 2010.
The Bank faces significant competition in offering financial services to customers. Ohio has a high density of financial services providers, many of which are significantly larger institutions that have greater financial resources than the Bank, and all of which are competitors to varying degrees. Competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. Additional competition for deposits comes from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.
The Company has no employees. The Bank had 268 full-time equivalent employees at December 31, 2010.

Farmers Trust Company
During 2009, the Company acquired 100% of the capital stock of Butler Wick Trust Company, a wholly owned subsidiary of Butler Wick Corporation in exchange for $12.125 million. The trust entity operates under the name Farmers Trust Company. With the acquisition, the Company has added trust services in the areas of estate settlement, living trusts, testamentary trusts, charitable trusts, charitable endowments and employee benefit plans to complement its core retail banking and investment services. The Farmers Trust Company has 29 full-time equivalent employees and operates in two offices located within the same geographic market as the Bank.
Farmers National Insurance
Farmers National Insurance was formed during 2009 and offers insurance products through licensed representatives. Farmers National Insurance is a subsidiary of the Bank and does not account for a material portion of the revenue and therefore will not be discussed individually, but as part of the Bank and Company as a whole. The entity has 2 full-time employees.
Investor Relations
The Company’s internet site, http://www.farmersbankgroup.com contains an Investor Relations section which provides a hyperlink to investor relations where the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and Officer Reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act) are available free of charge as soon as reasonably practicable after the Company has filed these documents with the Securities and Exchange Commission (SEC). In addition, the Company’s filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s web-site at http://www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.
Supervision and Regulation
Introduction
The Company, the Bank, and its nonbanking subsidiaries are subject to extensive regulation by federal and state legislatures and agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, borrowers, other customers, the federal deposit insurance fund and the banking system as a whole and not for the protection of security holders. This intensive regulatory environment, among other things, may restrict the Company’s ability to diversify into certain areas of financial services, acquire depository institutions in certain markets or pay dividends on our capital stock. It also may require the Company to provide financial support to its banking and other subsidiaries, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.
Significant aspects of the laws and regulations which apply to the Company and its subsidiaries are described below. These descriptions are qualified in their entirety by reference to the full text of the applicable statutes, legislation, regulations and policies, as they may be amended or revised by Congress or state legislatures and federal or state regulatory agencies, as the case may be. Changes in these statutes, legislation, regulations and policies may have a material adverse effect on the Company and its business.

The Dodd-Frank Act
The “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act), signed into law on July 21, 2010, effected sweeping financial regulatory reforms, including the following:
•
Creates the Consumer Financial Protection Bureau as a new agency to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws;

•	Restricts federal law preemption of state laws for subsidiaries and affiliates of national banks;
•
Extends application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital;

•	Requires the OCC to make its capital requirements for national banks countercyclical so they increase during economic expansions and decrease during economic contractions;
•	Requires bank holding companies and banks both to be well-capitalized and well-managed in order to acquire banks located outside their home state;
•
Changes the federal deposit insurance assessment base from the amount of insured deposits to consolidated assets less tangible capital, eliminated the maximum size of the Deposit Insurance Fund (DIF), and increases the minimum size of the DIF;

•
Imposes comprehensive regulation of the over-the-counter derivatives market, including certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses within that institution;

•	Requires large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management;
•
Implements corporate governance revisions applicable to all public companies (not just financial institutions), concerning matters relating to executive compensation structuring and disclosure and proxy access by shareholders;

•
Permanently adopts the $250,000 limit for federal deposit insurance coverage of applicable deposits, and provided unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repeals federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•
Amends the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve authority to establish rules regulating interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion, and enforcing a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	Increases authority of the Federal Reserve to examine national banks such as the Bank and its non-bank subsidiaries.
Many aspects of the Dodd-Frank Act are subject to further rulemaking and will therefore continue to develop over several years. This makes it extremely difficult to assess currently the overall financial impact the Act will have on the Company, its customers and the financial industry (for more information, see Risk Factors — “The recently enacted Dodd-Frank Act may adversely impact our results of operations, financial condition or liquidity. ”). Provisions in the legislation affecting capital requirements could require us to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted, under the Dodd-Frank Act are discussed further below, along with other regulatory matters affecting the Company and the Bank.

Regulatory Agencies
Bank Holding Company. As a bank holding company, the Company is subject to regulation under the BHCA and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the BHCA.
Subsidiary Bank. The Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and secondarily by the Federal Deposit Insurance Corporation (FDIC).
Insurance Subsidiary. Farmers National Insurance is subject to regulation by applicable state insurance regulatory agencies, which require education and licensing of agencies and individual agents, require reports and impose business conduct rules.
SEC. The Company is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. The Company is subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.
Bank Holding Company Regulation
As a bank holding company, the Company’s activities are subject to extensive regulation by the Federal Reserve Board under the BHCA. Generally, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Company is required to file periodic reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and is subject to examinations by the Federal Reserve Board.
The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:
•	assess civil money penalties;
•	issue cease and desist or removal orders;
•	require that a bank holding company divest subsidiaries (including its subsidiary bank(s)); and
•
in general, initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices and order the cessation of any activity that it has reasonable grounds to believe constitutes a serious risk to the financial soundness, safety or stability of an institution or its subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to each subsidiary bank and to commit resources to support those subsidiary banks. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the holding company’s shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice. The Dodd-Frank Act codified this policy as a statutory requirement.
The BHCA requires prior approval by the Federal Reserve Board for a bank holding company to directly or indirectly acquire more than a 5.0% voting interest in any bank or its parent holding company. Factors taken into consideration in making such a determination include the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves.

The BHCA also governs interstate banking and restricts the nonbanking activities of the Company to those determined by the Federal Reserve Board to be financial in nature, or incidental or complementary to such financial activity, without regard to territorial restrictions. Transactions among the Bank and its affiliates are also subject to certain limitations and restrictions of the Federal Reserve Board, as described more fully below under “Dividends and Transactions with Affiliates.”
The Gramm-Leach-Bliley Act of 1999 (GLBA) permits a qualifying bank holding company to elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company. The Company has not elected to seek financial holding company status.
Federal Home Loan Bank
The Federal Home Loan Banks (FHLBs) provide credit to their members in the form of advances. The Bank is a member of the FHLB of Cincinnati. As FHLB members, the Bank must maintain an investment in the capital stock of the FHLB of which it is a member.
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
Dividends and Transactions with Affiliates
The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. The Company’s principal source of funds to pay dividends on its common shares and service its debt is dividends from the Bank and these other subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that the Bank may pay to the Company without regulatory approval, including requirements to maintain adequate capital above regulatory minimums (as discussed further below under “Capital Requirements”). The Bank generally may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the bank, the applicable regulatory authority might deem the bank to be engaged in an unsafe or unsound practice if the bank were to pay dividends. The Federal Reserve Board and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, given the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Thus, the ability of the Company to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

The Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value to the Company and its nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate. These regulations limit the types and amounts of transactions (including loans due and extensions of credit from bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. These regulations generally require that any “covered transaction” by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of the Company or its non-bank subsidiaries, to 10.0% of the Bank’s capital stock and surplus, and, as to the Company and all non-bank subsidiaries in the aggregate, to 20.0% of the Bank’s capital stock and surplus. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. Starting in July 2011, the 10.0% of capital limit on covered transactions will begin to apply to financial subsidiaries. “Covered transactions” are generally defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.
Capital loans from the Company to the Bank are subordinate in right of payment to deposits and certain other indebtedness of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution such as the Bank, the insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the Company, with respect to any extensions of credit they have made to such insured depository institution.
Regulation of Nationally-Chartered Banks
As a national banking association, the Bank is subject to regulation under the National Banking Act and is periodically examined by the OCC. OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters. Furthermore, the Bank is subject, as a member bank, to certain rules and regulations of the Federal Reserve Board, many of which restrict activities and prescribe documentation to protect consumers. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with, or purchase the assets or assume the deposits of, another bank. In reviewing applications to approve merger and other acquisition transactions, the OCC and other bank regulatory authorities may include among their considerations the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance under the Community Reinvestment Act, and fair housing laws, and the effectiveness of the entities in restricting money laundering activities.
The Bank is also an insured institution as a member of the DIF. As a result, it is subject to regulation and deposit insurance assessments by the FDIC (described more fully below under Deposit Insurance). In addition, the establishment of branches by the Bank is subject to prior approval of the OCC. The OCC has the authority to impose sanctions on the Bank and, under certain circumstances, may place the Bank into receivership.
Capital Requirements
The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and the OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of the minimum total risk-based capital ratio (4.0%) must be composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities (although the Tier 1 capital treatment of trust preferred securities is revoked under the Dodd-Frank Act), less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as “Tier 1” risk-based capital). The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.
Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0.0%, 20.0%, 50.0% and 100.0%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or “leverage ratio,” of 3.0% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4.0% for all other bank holding companies. The guidelines further provide that bank holding companies experiencing growth through acquisitions or otherwise, or under other warranted circumstances, will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively.
The Federal Reserve Board’s review of certain bank holding company transactions is affected by whether the applying bank holding company is “well-capitalized.” To be deemed “well-capitalized,” the bank holding company must have a Tier 1 risk-based capital ratio of at least 6.0%, a leverage ratio of at least 5.0%, and a total risk-based capital ratio of at least 10.0%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. Due to the continuing growth in the Bank’s business and the increase in its allowance for loan losses associated with current economic conditions, senior management and the Board have determined that higher levels of capital are appropriate. The OCC concurred in the Board’s view that additional capital would be beneficial in supporting its continued growth and operations. As a result, effective February 2, 2010, the OCC proposed and the Bank accepted the following individual minimum capital requirements for the Bank: Tier I risk-based capital ratio of 7.20% and a total risk-based capital ratio of 11.00%. As of December 31, 2010, the Bank is in compliance with these minimum capital requirements. See Note 12, “Regulatory Matters,” to the consolidated financial statements.
The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”
The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.

Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank’s capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock owned by any assessed shareholder failing to pay the assessment. As the sole shareholder of the Bank, the Company is subject to such provisions.
The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new, more risk-sensitive capital adequacy framework (Basel II) for large, internationally active banking organizations. In December 2007, the federal banking agencies issued final rules making the implementation of certain parts of Basel II mandatory for any bank that has consolidated total assets of at least $250 billion (excluding certain assets) or has consolidated on-balance sheet foreign exposure of at least $10 billion, and making it voluntary for other banks.
In response to concerns regarding the complexity and cost associated with implementing the Basel II rules, the federal banking agencies issued a notice of proposed rulemaking in July 2008 that would have revised the existing risk-based capital framework for banks not subject to the Basel II rules. The proposed rules would allow banks other than the large Basel II banks to elect to adopt the new risk weighting methodologies set forth in the proposed rules or remain subject to the existing risk-based capital rules. The Company will not be required to implement Basel II. Until the final rules for the non-Basel II banks are adopted by the federal banking agencies, the Company is unable to predict whether and when its subsidiary bank will adopt the new capital guidelines. Comments on the proposed rules were due to the federal banking agencies in October 2008, but no definitive final rules have been issued.
The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing minimum Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.
In December 2010, the Basel Committee released a final framework for strengthening international capital and liquidity regulation (Basel III). When implemented by the federal banking agencies and fully phased-in, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things, (i) introduces as a new capital measure of “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations.
When fully phased in on January 1, 2019, Basel III will require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, which will effectively result in a minimum ratio of CET1 to risk-weighted assets of 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% on full implementation), (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). When implementation of the Basel III final framework is scheduled to commence on January 1, 2013, banks will be required to maintain 3.5% CET1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets, and 8.0% Total capital to risk-weighted assets.

Basel III also provides for a “countercyclical capital buffer,” generally imposed when federal regulatory agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be in addition to the capital conservation buffer in the range of 0.0% to 2.5% when fully implemented, potentially resulting in total buffers of 2.5% to 5.0%. The countercyclical capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when applicable) will have constraints imposed on their dividends, equity repurchases and compensation, based on the amount of the shortfall.
The Basel III final framework provides for a number of new deductions from and adjustments to CET1, including the deduction of mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities if any one such category exceeds 10.0% of CET1 or if all such categories in the aggregate exceed 15.0% of CET1. Implementation of the deductions and other adjustments to CET1 will be phased-in on a pro-rata basis over a five-year period beginning on January 1, 2014. Implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing each subsequent January 1 by the same amount until it reaches 2.50% on January 1, 2019).
Regulations by the federal banking agencies implementing Basel III are expected to be proposed in mid-2011, with adoption of final implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be differ substantially from the currently published final Basel III framework. Requirements of higher capital levels or higher levels of liquid assets could adversely impact the Company’s net income and return on equity.
Federal Deposit Insurance Corporation
The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry.
Insurance Premiums
Insurance premiums for each insured depository institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institutions, depending on the amount of the increase.
Insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

Fiscal and Monetary Policies
The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Company.
Privacy Provisions of Gramm-Leach-Bliley Act
Under the Gramm-Leach-Bliley Act, federal banking regulators were required to adopt rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.
Anti-Money Laundering and the USA Patriot Act
The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. In addition, federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering policies, procedures and controls of the applicants.
EESA and ARRA
In response to the ongoing financial crisis affecting the banking system and financial markets, The Emergency Economic Stabilization Act of 2008 (EESA) was signed into law in October 2008 and established the Treasury’s Troubled Assets Relief Program (TARP). As part of TARP, the Treasury established the Capital Purchase Program (CPP) to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Company did not participate in the CPP. The American Recovery and Reinvestment Act of 2009 (ARRA), more commonly known as the economic stimulus or economic recovery package, was signed into law in February 2009. ARRA Included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.
Corporate Governance
The Sarbanes-Oxley Act of 2002 effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the SEC. The Company’s corporate governance policies include an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, and Code of Business Conduct and Ethics. The Board of Directors reviews the Company’s corporate governance practices on a continuing basis. These and other corporate governance policies have been provided previously to shareholders and are available, along with other information on the Company’s corporate governance practices, on the Company’s website at www.farmersbankgroup.com

As directed by Section 302(a) of the Sarbanes-Oxley Act, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the Company’s internal controls, they have made certain disclosures about the Company’s internal controls to its auditors and the audit committee of the Board of Directors, and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.
The Dodd-Frank Act contains significant corporate governance measures, some of which are applicable to all public companies while others apply only to financial institutions, and many of which are not yet fully implemented. For example, the Dodd-Frank Act authorized the SEC to adopt rules giving nominating shareholders access to the company’s proxy, which such rules were issued in August 2010, but implementation has been stayed pending the outcome of current litigation. Many of the other Dodd-Frank corporate governance provisions involve executive and incentive compensation practices and annual disclosures relating thereto. See “Executive and Incentive Compensation” below.
Executive and Incentive Compensation
In June 2010, the Federal Reserve, OCC and FDIC issued joint interagency guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
The Federal Reserve will review, as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as the Company under this guidance. These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.
On February 7, 2011, the federal regulatory agencies jointly issued proposed rules on Incentive-Based Compensation Arrangements under applicable provisions of the Dodd-Frank Act. The Joint Guidance generally applies to financial institution with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. While at December 31, 2010, the Company had just under $1.0 billion in assets, it is likely that the Joint Guidance will become applicable to the Company in the near future. The Joint Guidance: (i) prohibits covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation; (ii) prohibits covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss; (iii) requires covered financial institutions to maintain policies and procedures appropriate to their size, com plexity and use of incentive-based compensation to help ensure compliance with the Joint Compensation Guidance; and (iv) requires covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year. There is a 45-day public comment period on the proposed final rules, and the Joint Compensation Guidance will become effective six months after final guidance is published in the Federal Register.

Public companies will also be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three year look-back window of the restatement and would cover all executives who received incentive awards.
The Dodd-Frank Act also provides shareholders the opportunity to cast a non-binding vote on executive compensation practices, imposes new executive compensation disclosure requirements, and contains additional considerations of the independence of compensation advisors.
Future Legislation
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced in Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act adopted in 2010. Such legislation may continue to change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease the costs of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions. With the enactment of the Dodd-Frank Act and the continuing implementation of final rules and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.
Summary
To the extent that the previous information describes statutory and regulatory provisions applicable to the Company or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions or agreement. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in applicable statutes, regulations or regulatory policies could have a material effect on the Company and its business.

Item 1A.	Risk Factors.
Our business could be impacted by any of the risks noted below, although such risks are not the only risks that we face. Additional risks that are not presently known or that we presently deem to be immaterial could also have a material, adverse impact on our business, financial condition or results of operations.
Risks Relating to Economic and Market Conditions
Difficult market conditions and economic trends have adversely affected our industry and our business.
The capital markets have experienced an easing of the difficult conditions present during 2010 and prior. Dramatic declines in the housing market that resulted in decreasing home prices and increasing delinquencies and foreclosures negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. These general downward economic trends, the reduced availability of commercial credit and unemployment have all negatively impacted the credit performance of commercial and consumer credit and resulted in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. Although conditions appear to be turning, business activity across a wide range of industries and regions was greatly reduced, and local governments and many companies are still in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. During 2010, the United States was in the beginning stages of economic recovery from the recession. Any worsening or slowing of the economic recovery would have an adverse effect on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies.

Changes in economic and political conditions could adversely affect our earnings.
Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If during a period of reduced real estate values we are required to liquidate the collateral securing loans to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. The substantial majority of our loans are to individuals and businesses in Ohio. Consequently, further significant declines in the economy in Ohio could have a material adverse effect on our financial condition and results of operations. It is uncertain when the negative credit trends in our market will reverse, and, therefore, future earnings are susceptible to further declining credit conditions in the market in which we operate.
Changes in interest rates could adversely affect income and financial condition.
Our income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. An increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest and principal of their loans, especially borrowers with loans that have adjustable rates of interest. Interest rates are beyond our control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.
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
Risks Related to Our Business
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
We take credit risk by virtue of making loans and leases, extending loan commitments and letters of credit and, to a lesser degree, purchasing non-governmental securities. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending, while avoiding highly leveraged transactions as well as excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary, and to take proactive corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

We have significant exposure to risks associated with commercial and residential real estate.
A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers. General difficulties in our real estate markets have recently contributed to increases in our non-performing loans, charge-offs, and decreases in our income.
Our indirect lending exposes us to increased credit risks.
A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Northeastern Ohio. These loans are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve significant risks in addition to normal credit risk. Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, changes in the local economy, and difficulty in monitoring collateral. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan to value ratios that could result in the Bank not recovering the full value of an outstanding loan upon default by the borrower. Due to the economic slowdown in our primary market area, we currently are experiencing higher delinquencies, charge-offs and repossessions of vehicles in this portfolio. If the economy continues to contract, we may continue to experience higher levels of delinquencies, repossessions and charge-offs.
Commercial and industrial loans may expose us to greater financial and credit risk than other loans.
Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.
Our allowance for loan loss may not be adequate to cover actual future losses.
We maintain an allowance for loan losses to cover current, incurred loan losses. Every loan we make carries a certain risk of non-repayment, and we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which will require additions to the allowance. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

Our business strategy includes continuing our growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We intend to continue pursuing a profitable growth strategy both within our existing markets and in new markets. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated, our operating results could be materially adversely affected.
We may not be able to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to retain or hire the people we want or need. In order to attract and retain qualified employees, we must compensate them at market levels. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, adversely affect our business, financial condition and results of operations.
Strong competition within the market in which the Bank operates could reduce our ability to attract and retain business.
In our market, we encounter significant competition from banks, savings and loan associations, credit unions, mortgage banks and other financial service companies. As a result of their size and ability to achieve economies of scale, some of our competitors offer a broader range of products and services than we can offer. In particular, the competition includes major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Our ability to maintain our history of strong financial performance and return on investment to shareholders will depend in part on our continued ability to compete successfully in our market. Financial performance and return on investment to shareholders will also depend on our ability to expand our scope of available financial services to our customers. In addition to other banks, competitors now include securities dealers, brokers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.
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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses.

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
As a bank holding company, we are a legal entity separate and distinct from our subsidiaries. Our principal source of funds to pay dividends on our common shares is dividends from these subsidiaries. In the event our subsidiaries become unable to pay dividends to us, we may not be able to pay dividends on our outstanding common shares. Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations.
Federal and state statutory provisions and regulations limit the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval. Our banking subsidiary generally may not, without prior regulatory approval, pay a dividend in an amount greater than their undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by the Bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. The Federal Reserve Board and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The ability of the Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict our ability to declare and pay dividends.
Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.
In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the debt security or will be required to sell the debt security before its anticipated recovery. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period. Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a change to earnings would be reflected in the period.
A substantial decline in the value of our Federal Home Loan Bank of Cincinnati common stock may adversely affect our financial condition.
We own common stock of the Federal Home Loan Bank of Cincinnati (the “FHLB”), in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value of our FHLB common stock was approximately $3.06 million as of December 31, 2010.
Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, certain member banks of the Federal Home Loan Bank system (other than the FHLB) suspended dividend payments and the repurchase of capital stock until further notice. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely affected.

Risks Related to the Legal and Regulatory Environment
Increases in FDIC insurance premiums may have a material adverse effect on our earnings.
The FDIC maintains the DIF to resolve the cost of bank failures. The DIF is funded by fees assessed on insured depository institutions, including the Bank. In November 2010, the FDIC issued a notice of proposed rulemaking to substantially modify the manner by which fee assessments are determined, including changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act. Final rules regarding proposed changes to the manner and method of DIF fee assessments are expected to be effective April 1, 2011. We cannot provide any assurance as to the effect of any proposed change in DIF assessment rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond our control. Increases in DIF assessment rates may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all. Additional information regarding the FDIC’s proposed changes to DIF assessment rates is provided in Item 1. Business, in the section captioned “Regulation and Supervision — Deposit Insurance.”
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
The recently enacted Dodd-Frank Act may adversely impact our results of operations, financial condition or liquidity.
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including us and the Bank, do business. For example, the Dodd-Frank Act changes the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to equal a depository institution’s consolidated assets less tangible capital and permanently increases the standard maximum amount of deposit insurance per customer to $250,000 and non-interest bearing transaction accounts will have unlimited deposit insurance through January 1, 2013. The Dodd-Frank Act creates the Consumer Financial Protection Bureau as a new agency empowered to promulgate new and revise existing consumer protection regulations which may limit certain consumer fees or otherwise significantly change fee practices. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. The Dodd-Frank Act also repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Other significant changes from provisions of the Dodd-Frank Act include, but are not limited to: (i) changes to rules relating to debit card interchange fees; (ii) new comprehensive regulation of the over-the counter derivatives market; (iii) reform related to the regulation of credit rating agencies; (iv) restrictions on the ability of banks to sponsor or invest in private equity or hedge funds; and (v) the implementation of a number of new corporate governance provisions, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, providing shareholders the opportunity to cast a non-binding vote on executive compensation, new executive compensation disclosure requirements and considerations regarding the independence of compensation advisors.
Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse affect on our operating results and financial condition.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.
All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operation.
Our results of operations, financial condition or liquidity may be adversely impacted by issues arising in foreclosure practices, including delays in the foreclosure process, related to certain industry deficiencies, as well as potential losses in connection with actual or projected repurchases and indemnification payments related to mortgages sold into the secondary market.
Recent announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised various concerns relating to mortgage foreclosure practices in the United States. A group of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is currently reviewing foreclosure practices and a number of mortgage sellers/servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business in order to evaluate their foreclosure practices and underlying documentation.
The integrity of the foreclosure process is important to our business, as an originator and servicer of residential mortgages. As a result of our continued focus of concentrating our lending efforts in our primary markets in Ohio, as well as servicing loans for the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), we do not anticipate suspending any of our foreclosure activities. During 2010, we reviewed our foreclosure procedures and concluded they are generally conservative in nature and do not present the significant documentation deficiencies underlying other industry foreclosure problems. Nevertheless, we could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and our financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.
In addition, in connection with the origination and sale of residential mortgages into the secondary market, we make certain representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. Although we believe that our mortgage documentation and procedures have been appropriate and are generally conservative in nature, it is possible that we will receive repurchase requests in the future and we may not be able to reach favorable settlements with respect to such requests. It is therefore possible that we may increase our reserves or may sustain losses associated with such loan repurchases and indemnification payments.
Environmental liability associated with commercial lending could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. In addition, we own and operate certain properties that may be subject to similar environmental liability risks.
Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures requiring the performance of an environmental site assessment before initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments.
There are no matters of unresolved staff comments from the Commission staff.

Item 2.	Properties.
Farmers National Banc Corp.’s Properties
The Company does not own any property. The Company’s operations are conducted at the Bank’s main office, which is located at 20 and 30 South Broad Street, Canfield, Ohio.
Farmers National Bank Property
The Bank’s main office is located at 20 and 30 S. Broad Street, Canfield, Ohio. The other locations of the Bank are:

Office Building	40 & 46 S. Broad St., Canfield, Ohio

Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio

Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio

Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio

Colonial Plaza Office	401 E. Main St. Canfield, Ohio

Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio

Salem Office	1858 E. State Street, Salem, Ohio

Columbiana Office	340 State Rt. 14, Columbiana, Ohio

Leetonia Office	16 Walnut St., Leetonia, Ohio

Damascus Office	29053 State Rt. 62 Damascus, Ohio

Poland Office	106 McKinley Way West, Poland, Ohio

Niles Office	1 South Main Street, Niles, Ohio

Niles Drive Up	170 East State Street, Niles, Ohio

Girard Office	121 North State Street, Girard, Ohio

Eastwood Office	5845 Youngstown-Warren Rd, Niles, Ohio

Warren Office	2910 Youngstown-Warren Rd, Warren, Ohio

Mineral Ridge Office	3826 South Main Street, Mineral Ridge, Ohio

Niles Operation Center	51 South Main Street, Niles, Ohio

The Bank owns all locations except the Colonial Plaza, which is leased.
Farmers Trust Company Property
Farmers Trust Company operates from two leased locations:

Youngstown Office	City Centre One, Suite 800, Youngstown, Ohio

Howland Office	Harvard Commons, 1695 Niles-Cortland Rd., Warren, Ohio
Farmers National Insurance, LLC Property
Farmers National Insurance operates from one location which is owned by the Bank:

Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio

Item 3.	Legal Proceedings.
In the normal course of business, the Company and its subsidiaries are at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. Although Farmers is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that based on the information currently available the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations or stockholders’ equity of the Company. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Item 4.	(Removed and Reserved).
EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions of the executive officers as of February 28, 2011:

Name	Age	Position Held

Frank L. Paden	60	Executive Chairman of the Board and Secretary
John S. Gulas	52	President and Chief Executive Officer
Carl D. Culp	47	Executive Vice President and Treasurer
Mark L. Graham	56	Senior Vice President and Senior Loan Officer
Kevin J. Helmick	39	Senior Vice President, Retail Services
Officers are elected annually by the Board of Directors immediately following the annual meeting of shareholders. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers
Mr. Paden has served a variety of roles within the Bank with a concentration in lending and executive administration. In 1995, Mr. Paden was appointed President and Secretary of the Company. In July 2010, Mr. Gulas succeeded Mr. Paden as President and Chief Executive Officer, while Mr. Paden continued to serve as Executive Chairman and Secretary. Until July 2010, Mr. Paden also served as President and Chief Executive Officer of the Bank. Mr. Paden has over 35 years of experience with the Company.
Mr. Gulas is the President and Chief Executive Officer of the Company, a position he has held since July 2010. From July 2008 to July 2010, Mr. Gulas served as the Company’s Chief Operating Officer. From 2005 to 2007, Mr. Gulas was President and Chief Executive Officer of Sky Trust Co., N.A. Mr. Gulas has over 26 years of banking experience, including executive roles with Wachovia and Key Bank.
Mr. Culp has served as Executive Vice President and Treasurer since March 1996. Prior to that time he was Controller of the registrant since November 1995 and was Controller of the Bank since November 1995.
Mr. Graham has over 33 years of experience with the Company. During his tenure, Mr. Graham has held a variety of positions in the Company’s commercial loan department.
Mr. Helmick is responsible for the management and oversight of Farmers National Investments, the retail investment area of Farmers National Bank, Farmers National Insurance, and all branch sales and operational functions. Mr. Helmick has been with the Company for 15 years and has a retail and investment background, including an MBA and CFP designation.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
Market Information regarding the Company’s Common Shares.
The information required by Item 201 of Regulation S-K is incorporated herein by reference from the information provided under the caption “Market and Dividend Summary” beginning on page 10 of the Company’s Annual Report.
Purchases of Common Shares by the Company.
On July 14, 2009, the Company announced the adoption of a stock repurchase program that authorized the re-purchase of up to 4.9% or approximately 657 thousand shares of its outstanding common shares in the open market or in privately negotiated transactions. This program expired in July 2010 and has not been renewed. The Company did not make any repurchases of its common shares during the course of 2010.

Item 6.	Selected Financial Data.
Information required by Item 301 of Regulation S-K is incorporated herein by reference from the information appearing under the caption “Selected Financial Data” beginning on page 11 of the Company’s Annual Report and is explained in the section captioned “Management Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 14 of the Company’s Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Information required by Item 303 of Regulation S-K is incorporated herein by reference from the information appearing under the caption “Management Discussion and Analysis of Financial Condition and Results of Operation” beginning on page 14 of the Company’s Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Information required by Item 305 of Regulation S-K is incorporated herein by reference from the information appearing under the caption “Market Risk” beginning on page 17 the Company’s Annual Report.

Item 8.	Financial Statements and Supplementary Data.
Information required by this Item is incorporated herein by reference from the information located on pages 27 to 48 of the Company’s Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
During the fiscal years ended December 31, 2010 and December 31, 2009, there were no disagreements between the Company and Crowe Horwath LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Horwath’s satisfaction, would have caused Crowe Horwath LLP to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such periods.

Item 9A.	Controls and Procedures.
As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2010, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2010 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.
Crowe Horwath LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2010. The attestation report by Crowe Horwath is located on page 26 of the Company’s 2010 Annual Report.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 28, 2011 (the “2011 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 — Election of Directors” in the Company’s definitive proxy statement relating to the 2011 Annual Meeting to be filed with the SEC (“2011 Proxy Statement”).
The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information provided under the caption “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.
Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.
The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement.
Code of Business Conduct and Ethics.
The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that covers all employees, including its principal executive, financial and accounting officers, and is posted on the Company’s website www.farmersbankgroup.com. In the event of any amendment to, or waiver from, a provision of the Code of Ethics that applies to its principal executive, financial or accounting officers, the Company intends to disclose such amendment or waiver on its website.
Procedures for Recommending Directors Nominees.
Information concerning the procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in 2011 Proxy Statement. During the course of 2010, the Board of Directors adopted Corporate Governance Guidelines for the Company, which, among other things, updated and formalized the Company’s shareholder nominations process. As described under the caption “Director Nominations” in the 2011 Proxy Statement, shareholders are now required to provide certain information regarding the director nominee and the nominating shareholder when submitting a potential nominee for consideration by the Corporate Governance and Nominating Committee.
Audit Committee Financial Expert.
The information required by Items 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors — Audit Committee” in the 2011 Proxy Statement.

Item 11.	Executive Compensation.
The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Interlocks and Insider Participation” in the 2011 Proxy Statement.
The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Report” in the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected
	warrants and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	28,500	$10.22/share	0
Information regarding the Company’s equity (stock-based) compensation plan is incorporated herein by reference from the information appearing in Notes 1 and 11 to consolidated financial statements in the Company’s Annual Report, which begin on pages 31 and 43, respectively.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2011 Proxy Statement.
The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2011 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)1. Financial Statements
All financial statements and supplementary data is set forth in the Company’s 2010 Annual Report and is incorporated by reference in Part II of this Annual Report on Form 10-K.
2. Financial Statement Schedules
No financial statement schedules are presented because they are not applicable.
3. Exhibits
The exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K are listed in the Exhibit Index, which follows the signature page and is incorporated herein by reference.
(b) Exhibits
The exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K are listed in the Exhibit Index, which follows the signature page and is incorporated herein by reference.
(c) Financial Statement Schedules
See subparagraph (a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Farmers National Banc Corp.	Farmers National Banc Corp.	Farmers National Banc Corp.

/s/ John S. Gulas	/s/ Carl D. Culp	/s/ Joseph W. Sabat

John S. Gulas	Carl D. Culp	Joseph W. Sabat
President and CEO	Executive VP, CFO and Treasurer	Controller
March 14, 2011	March 14, 2011	March 14, 2011

/s/ Anne Frederick Crawford Anne Frederick Crawford	Director	March 14, 2011

/s/ Lance J. Ciroli Lance J. Ciroli	Director	March 14, 2011

/s/John S. Gulas John S. Gulas	President & Director	March 14, 2011

/s/ Joseph D. Lane Joseph D. Lane	Director	March 14, 2011

/s/ Ralph D. Macali Ralph D. Macali	Director	March 14, 2011

/s/ Frank L. Paden Frank L. Paden	Executive Chairman & Secretary	March 14, 2011

/s/ David Z. Paull David Z. Paull	Director	March 14, 2011

/s/ Earl R. Scott Earl R. Scott	Director	March 14, 2011

/s/ Ronald V. Wertz Ronald V. Wertz	Lead Independent Director	March 14, 2011

INDEX TO EXHIBITS
The following exhibits are filed or incorporated by reference as part of this report:

3.1
Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on October 3, 2001 (File No. 333-70806).

3.2
Amended Code of Regulations of Farmers National Banc Corp. (incorporate by reference from Exhibit 3(ii) to Farmers National Banc Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 16, 2010).

10.1	*	Farmers National Banc Corp. 1999 Stock Option Plan (incorporated by reference from Exhibit A to Farmers National Banc Corp’s definitive proxy statement, filed with the SEC on February 24, 1999).

10.2	*	Deferred Compensation Agreement, effective January 1, 2005, between Farmers National Bank of Canfield and Frank L. Paden (filed herewith).

10.3	*
Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield and Frank L. Paden (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.4	*
Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield and Mark L. Graham (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.5	*
Letter Agreement, dated December 23, 2008, between Farmers National Bank of Canfield and Kevin J. Helmick (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.6	*
Letter Agreement, dated January 27, 2009, between Farmers National Bank of Canfield and John S. Gulas (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2009).

10.7	*	Executive Incentive Plan, dated August 11, 2009 (incorporated by reference from Farmers National Banc Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2009).

10.8	*	Incentive Compensation Plan, dated January, 2010 (incorporated by reference from Farmers National Banc Corp.’s Current Report on Form 8-K filed with the SEC on March 14, 2011).

10.9	*	Executive Incentive Plan, dated September 14, 2010 (incorporated by reference from Farmers National Banc Corp.’s Current Report on Form 8-K filed with the SEC on September 20, 2010).

10.10
Agency Agreement, dated December 20, 2010, between Farmers National Banc Corp., The Farmers National Bank of Canfield and Sandler O’Neill + Partners, L.P., dated December 20, 2010 (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010).

10.11		Form of Standby Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010).

10.12
Amendment No. 1 to Agency Agreement, dated January 26, 2011, by and among Farmers National Banc Corp., The Farmers National Bank of Canfield and Sandler O’Neill + Partners, L.P. (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2011).

13	2010 Annual Report to Shareholders (filed herewith).

21	Subsidiaries of the Company (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of John S. Gulas, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President and Chief Financial Officer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of John S. Gulas, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President and Chief Financial Officer of the Company (filed herewith).
Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President and Chief Financial Officer, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.