Form 10-Q
period 2011-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2011-05-09
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011

Common Stock, No Par Value	18,673,921 shares

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$44,098	$30,772
Federal funds sold	37,841	6,533

TOTAL CASH AND CASH EQUIVALENTS	81,939	37,305

Securities available for sale	315,039	314,347

Loans	576,450	590,367
Less allowance for loan losses	10,137	9,307

NET LOANS	566,313	581,060

Premises and equipment, net	13,767	13,944
Bank owned life insurance	11,580	11,529
Goodwill	3,709	3,709
Other intangibles	3,068	3,211
Other assets	19,146	17,646

TOTAL ASSETS	$1,014,561	$982,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$81,607	$77,728
Interest-bearing	683,670	683,322

TOTAL DEPOSITS	765,277	761,050

Short-term borrowings	119,497	105,634
Long-term borrowings	23,784	24,733
Other liabilities	2,881	3,286

TOTAL LIABILITIES	911,439	894,703

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 18,673,934 in 2011 and 15,699,184 in 2010	103,885	96,142
Retained (deficit) earnings	(3,713)	14,502
Accumulated other comprehensive income	2,950	2,907
Treasury stock, at cost; 13 shares in 2011 and 2,053,149 in 2010	0	(25,503)

TOTAL STOCKHOLDERS’ EQUITY	103,122	88,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,014,561	$982,751

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31,	March 31,
	2011	2010

INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,466	$9,232
Taxable securities	1,869	2,241
Tax exempt securities	739	591
Dividends	46	53
Federal funds sold	9	9

TOTAL INTEREST AND DIVIDEND INCOME	11,129	12,126

INTEREST EXPENSE
Deposits	1,698	2,745
Short-term borrowings	97	285
Long-term borrowings	251	282

TOTAL INTEREST EXPENSE	2,046	3,312

NET INTEREST INCOME	9,083	8,814
Provision for loan losses	1,875	2,778

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,208	6,036

NONINTEREST INCOME
Service charges on deposit accounts	473	478
Bank owned life insurance income, including death benefits	159	126
Trust fees	1,338	1,232
Insurance agency commissions	64	62
Investment commissions	191	111
Other operating income	392	327

TOTAL NONINTEREST INCOME	2,617	2,336

NONINTEREST EXPENSES
Salaries and employee benefits	4,188	3,977
Occupancy and equipment	916	925
State and local taxes	247	232
Professional fees	236	309
Advertising	145	130
FDIC insurance	348	303
Intangible amortization	143	145
Core processing charges	245	239
Other operating expenses	1,346	1,272

TOTAL NONINTEREST EXPENSES	7,814	7,532

INCOME BEFORE INCOME TAXES	2,011	840
INCOME TAXES	321	(7)

NET INCOME	$1,690	$847

OTHER COMPREHENSIVE INCOME NET OF TAX:
Change in net unrealized gains on securities, net of reclassifications	43	1,067

COMPREHENSIVE INCOME	$1,733	$1,914

NET INCOME PER SHARE — basic and diluted	$0.10	$0.06

DIVIDENDS PER SHARE	$0.03	$0.03
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	Three Months Ended
	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,690	$847
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,875	2,778
Depreciation and amortization	428	428
Net amortization of securities	1,499	250
Loss on sale of other real estate owned	16	49
Increase in bank owned life insurance	(159)	(126)
Net change in other assets and liabilities	(1,628)	(1,525)

NET CASH FROM OPERATING ACTIVITIES	3,721	2,701

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	10,876	13,145
Purchases of securities available for sale	(13,002)	(18,803)
Loan originations and payments, net	12,473	(1,773)
Proceeds from sale of other real estate owned	59	323
Proceeds from BOLI death benefit	108	0
Additions to premises and equipment	(83)	(461)

NET CASH FROM INVESTING ACTIVITIES	10,431	(7,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	4,227	(757)
Net change in short-term borrowings	13,863	26,293
Repayment of Federal Home Loan Bank borrowings and other debt	(949)	(1,649)
Cash dividends paid	(559)	(405)
Proceeds from dividend reinvestment	128	120
Proceeds from common stock offering, net of offering expenses	13,772	0

NET CASH FROM FINANCING ACTIVITIES	30,482	23,602

NET CHANGE IN CASH AND CASH EQUIVALENTS	44,634	18,734

Beginning cash and cash equivalents	37,305	51,160

Ending cash and cash equivalents	$81,939	$69,894

Supplemental cash flow information:
Interest paid	$2,068	$3,481
Income taxes paid	$0	$0

Supplemental noncash disclosures:
Transfer of loans to other real estate	$399	$75
See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation:
Farmers National Banc Corp. (the “Company”) is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (the “Bank”). The Company provides trust services through its subsidiary, Farmers Trust Company (the “Trust”), and insurance services through the Bank’s subsidiary, Farmers National Insurance. The consolidated financial statements include the accounts of the Company, the Bank, the Trust and Farmers National Insurance. All significant intercompany balances and transactions have been eliminated in the consolidation.
Basis of Presentation:
The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.
Estimates:
To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, deferred tax assets, carrying amount of goodwill and fair values of financial instruments are particularly subject to change.
Segments:
The Company provides a broad range of financial services to individuals and companies in northeastern Ohio. While the Company’s chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment.

Securities:
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands of Dollars)	Cost	Gains	Losses	Value
March 31, 2011
U.S. Treasury and U.S. government sponsored entities	$71,717	$2,474	$(202)	$73,989
State and political subdivisions	80,100	1,418	(1,655)	79,863
Mortgage-backed securities — residential	139,322	3,662	(1,193)	141,791
Collateralized mortgage obligations	18,963	0	(266)	18,697
Equity securities	149	299	(16)	432
Other securities	250	17	0	267

Totals	$310,501	$7,870	$(3,332)	$315,039

(In Thousands of Dollars)
December 31, 2010
U.S. Treasury and U.S. government sponsored entities	$67,376	$2,768	$(166)	$69,978
State and political subdivisions	81,397	1,215	(2,146)	80,466
Mortgage-backed securities — residential	140,681	4,099	(1,003)	143,777
Collateralized mortgage obligations	20,021	1	(362)	19,660
Equity securities	149	66	(16)	199
Other securities	250	17	0	267

Totals	$309,874	$8,166	$(3,693)	$314,347

There were no sales of securities during the three months ended March 31, 2011 and 2010.
The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are not due at a single maturity date and are shown separately.

	March 31, 2011
	Amortized	Fair
(In Thousands of Dollars)	Cost	Value
Maturity
Within one year	$2,068	$2,081
One to five years	78,784	81,010
Five to ten years	46,167	45,672
Beyond ten years	25,048	25,356
Mortgage-backed and CMO securities	158,285	160,488

Total	$310,352	$314,607

	December 31, 2010
	Amortized	Fair
(In Thousands of Dollars)	Cost	Value
Maturity
Within one year	$2,588	$2,593
One to five years	73,969	76,346
Five to ten years	46,151	45,317
Beyond ten years	26,315	26,455
Mortgage-backed and CMO securities	160,702	163,437

Total	$309,725	$314,148

The following table summarizes the investment securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
Available-for-sale
U.S. Treasury and U.S. government-sponsored entities	$12,627	$(196)	$301	$(6)	$12,928	$(202)
State and political subdivisions	29,603	(1,497)	801	(158)	30,404	(1,655)
Mortgage-backed securities — residential	46,630	(1,192)	26	(1)	46,656	(1,193)
Collateralized mortgage obligations	18,672	(266)	0	0	18,672	(266)
Equity securities	0	0	8	(16)	8	(16)

Total	$107,532	$(3,151)	$1,136	$(181)	$108,668	$(3,332)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
Available-for-sale
U.S. Treasury and U.S. government-sponsored entities	$8,458	$(160)	$313	$(6)	$8,771	$(166)
State and political subdivisions	36,118	(1,981)	790	(165)	36,908	(2,146)
Mortgage-backed securities — residential	45,567	(1,002)	26	(1)	45,593	(1,003)
Collateralized mortgage obligations	19,594	(362)	0	0	19,594	(362)
Equity securities	0	0	8	(16)	8	(16)

Total	$109,737	$(3,505)	$1,137	$(188)	$110,874	$(3,693)

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
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income or loss. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
As of March 31, 2011, the Company’s security portfolio consisted of 407 securities, 82 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of U.S. government-sponsored entities, state and political subdivisions, and mortgage-backed securities as discussed below.
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
Unrealized losses on debt securities at March 31, 2011 relative to obligations of state and political subdivisions have not been recognized into income. Generally, these debt securities have maintained their investment grade ratings and management does not have the intent to sell these securities before their anticipated recovery, which may be at maturity.
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
The Company’s securities portfolio includes collateralized mortgage obligations with a market value of $18.7 million which had unrealized losses of approximately $266 thousand at March 31, 2011. The Company monitors to insure it has adequate credit support and as of March 31, 2011, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Loans:

Loan balances were as follows:

	March 31,	December 31,
(In Thousands of Dollars)	2011	2010
Commercial real estate
Owner occupied	$108,762	$111,261
Non-owner occupied	76,325	76,592
Other	16,182	16,582
Commercial	76,086	76,635
Residential real estate
1-4 family residential	149,472	154,132
Home equity lines of credit	22,607	23,624
Consumer
Indirect	112,746	116,999
Direct	11,210	11,302
Other	1,433	1,485

Subtotal	574,823	588,612
Net deferred loan (fees) costs	1,627	1,755
Allowance for loan losses	(10,137)	(9,307)

Net loans	$566,313	$581,060

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2011. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs:

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance, January 1, 2011	$5,780	$1,707	$881	$875	$64	$9,307
Provision for loan losses	323	283	1,120	77	72	1,875
Recoveries	2	22	1	189		214
Loans charged off	(85)	(134)	(741)	(299)		(1,259)

Ending balance, March 31, 2011	$6,020	$1,878	$1,261	$842	$136	$10,137

The following table presents the activity in the allowance for loan losses for the three months ending March 31, 2010.

(In Thousands of Dollars)
Allowance for loan losses
Beginning balance, January 1, 2010	$7,400
Provision for loan losses	2,778
Recoveries	147
Loans charged off	(2,105)

Ending balance, March 31, 2010	$8,220

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs but excludes accrued interest receivable, which is not considered to be material:
March 31, 2011

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$675	$191	$—	$—	$—	$866
Collectively evaluated for impairment	5,345	1,687	1,261	842	136	9,271

Total ending allowance balance	$6,020	$1,878	$1,261	$842	$136	$10,137

Loans:
Loans individually evaluated for impairment	$6,424	$1,254	$—	$—	$—	$7,678
Loans collectively evaluated for impairment	194,319	74,832	171,400	128,221	—	568,772

Total ending loans balance	$200,743	$76,086	$171,400	$128,221	$—	$576,450

December 31, 2010

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$572	$33	$—	$—	$—	$605
Collectively evaluated for impairment	5,208	1,674	881	875	64	8,702

Total ending allowance balance	$5,780	$1,707	$881	$875	$64	$9,307

Loans:
Loans individually evaluated for impairment	$6,045	$1,015	$—	$—	$—	$7,060
Loans collectively evaluated for impairment	197,849	75,620	177,067	132,771	—	583,307

Total ending loans balance	$203,894	$76,635	$177,067	$132,771	$—	$590,367

Interest income recognized during impairment for the three months ending March 31, 2011 and March 31, 2010 was immaterial.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010 and the average recorded investment by class for the three months ended March 31, 2011:

	Unpaid		Allowance for	Average
(In Thousands of Dollars)	Principal	Recorded	Loan Losses	Recorded
March 31, 2011	Balance	Investment	Allocated	Investment
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,309	$1,314	$—	$1,356
Non-owner occupied	460	461	—	464
Other	1,248	1,257	—	1,267
Commercial	782	784	—	790
Residential real estate
1-4 family residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer
Indirect	—	—	—	—
Direct	—	—	—	—
Other	—	—	—	—
With an allowance recorded:
Commercial real estate
Owner occupied	2,428	2,430	310	2,435
Non-owner occupied	302	303	40	303
Other	659	659	325	645
Commercial	468	470	191	474
Residential real estate
1-4 family residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer
Indirect	—	—	—	—
Direct	—	—	—	—
Other	—	—	—	—

Total	$7,656	$7,678	$866	$7,734

	Unpaid		Allowance for
(In Thousands of Dollars)	Principal	Recorded	Loan Losses
December 31, 2010	Balance	Investment	Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$821	$818	$—
Non-owner occupied	466	465	—
Other	365	364	—
Commercial	800	798	—
Residential real estate
1-4 family residential	—	—	—
Home equity lines of credit	—	—	—
Consumer
Indirect	—	—	—
Direct	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial real estate
Owner occupied	3,147	3,141	134
Non-owner occupied	167	167	3
Other	1,097	1,090	435
Commercial	219	217	33
Residential real estate
1-4 family residential	—	—	—
Home equity lines of credit	—	—	—
Consumer
Indirect	—	—	—
Direct	—	—	—
Other	—	—	—

Total	$7,082	$7,060	$605

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Loans Past		Loans Past
		Due over 90		Due over 90
		Days Still		Days Still
(In Thousands of Dollars)	Nonaccrual	Accruing	Nonaccrual	Accruing
Commercial real estate
Owner occupied	$1,185	$—	$1,960	$—
Non-owner occupied	1,663	—	550	—
Other	1,069	—	1,462	—
Commercial	553	264	400	—
Residential real estate
1-4 family residential	4,989	—	3,362	190
Home equity lines of credit	944	196	815	10
Consumer
Indirect	15	115	27	53
Direct	—	8	—	48
Other	—	10	—	24

Total	$10,418	$593	$8,576	$325

Nonaccrual loans and loans past due 90 days still on accrual included both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	March 31,	December 31,
(Dollars in Thousands)	2011	2010
Percentage of nonperforming loans to gross loans	1.91%	1.51%
Percentage of nonperforming assets to total assets	1.17%	0.96%
Loans delinquent 30-89 days	$3,392	$7,924
Percentage of loans delinquent 30-89 days to total loans	0.59%	1.34%

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans:
March 31, 2011

			Greater
	30-59	60-89	than 90
	Days Past	Days Past	Days Past	Total Past	Loans Not
(In Thousands of Dollars)	Due	Due	Due	Due	Past Due	Total
Commercial real estate
Owner occupied	$260	$380	$1,185	$1,825	$106,653	$108,478
Non-owner occupied	—	23	1,663	1,686	74,440	76,126
Other	—	—	1,069	1,069	15,070	16,139
Commercial	56	8	817	881	75,205	76,086
Residential real estate
1-4 family residential	905	96	4,989	5,990	142,803	148,793
Home equity lines of credit	130	—	1,140	1,270	21,337	22,607
Consumer
Indirect	1,115	164	130	1,409	114,169	115,578
Direct	193	59	8	260	10,950	11,210
Other	3	—	10	13	1,420	1,433

Total	$2,662	$730	$11,011	$14,403	$562,047	$576,450

December 31, 2010

			Greater
	30-59	60-89	than 90
	Days Past	Days Past	Days Past	Total Past	Loans Not
(In Thousands of Dollars)	Due	Due	Due	Due	Past Due	Total
Commercial real estate
Owner occupied	$407	$91	$1,960	$2,458	$108,509	$110,967
Non-owner occupied	499	59	550	1,108	75,281	76,389
Other	—	—	1,462	1,462	15,076	16,538
Commercial	286	275	400	961	75,674	76,635
Residential real estate
1-4 family residential	2,981	435	3,552	6,968	146,475	153,443
Home equity lines of credit	334	16	825	1,175	22,449	23,624
Consumer
Indirect	1,668	519	80	2,267	117,716	119,983
Direct	253	91	48	392	10,911	11,303
Other	9	1	24	34	1,451	1,485

Total	$6,437	$1,487	$8,901	$16,825	$573,542	$590,367

Troubled Debt Restructurings:
Included in loans individually impaired are loans with balances of $3.4 million and $3.0 million for which the Company has modified the repayment terms at March 31, 2011 and December 31, 2010. The Company has allocated $40 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at March 31, 2011 and December 31, 2010.

Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:
Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:
March 31, 2011

		Special
(In Thousands of Dollars)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$89,711	$5,833	$12,934	$—	$—	$108,478
Non-owner occupied	62,219	1,073	12,834	—	—	76,126
Other	12,468	752	2,919	—	—	16,139
Commercial	64,826	5,243	6,017	—	—	76,086

Total	$229,224	$12,901	$34,704	$—	$—	$276,829

December 31, 2010

		Special
(In Thousands of Dollars)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$91,976	$3,893	$15,098	$—	$—	$110,967
Non-owner occupied	63,502	1,075	11,812	—	—	76,389
Other	12,005	786	3,747	—	—	16,538
Commercial	65,358	4,076	7,201	—	—	76,635

Total	$232,841	$9,830	$37,858	$—	$—	$280,529

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer and indirect loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity as of March 31, 2011 and December 31, 2010. Nonperforming loans are loans past due 90 days and still accruing interest and nonaccrual loans.

March 31, 2011

	Residential Real Estate		Consumer
	1-4 Family	Home Equity
(In Thousands of Dollars)	Residential	Lines of Credit	Indirect	Direct	Other

Performing	$143,804	$21,467	$115,448	$11,202	$1,423
Nonperforming	4,989	1,140	130	8	10

Total	$148,793	$22,607	$115,578	$11,210	$1,433

December 31, 2010

	Residential Real Estate		Consumer
	1-4 Family	Home Equity
(In Thousands of Dollars)	Residential	Lines of Credit	Indirect	Direct	Other

Performing	$149,891	$22,799	$119,903	$11,255	$1,461
Nonperforming	3,552	825	80	48	24

Total	$153,443	$23,624	$119,983	$11,303	$1,485

Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended
(In Thousands, except Share and	March 31,
Per Share Data)	2011	2010
Basic EPS computation
Numerator — Net income	$1,690	$847
Denominator — Weighted average shares outstanding	16,956,808	13,519,888
Basic earnings per share	$.10	$.06

Diluted EPS computation
Numerator — Net income	$1,690	$847
Denominator — Weighted average shares outstanding for basic earnings per share	16,956,808	13,519,888
Effect of Stock Options	0	0

Weighted averages shares for diluted earnings per share	16,956,808	13,519,888

Diluted earnings per share	$.10	$.06

Stock options for 28,500 and 34,000 shares were not considered in the computing of diluted earnings per share for 2011 and 2010, respectively, because they were antidilutive.
Stock Based Compensation:
The Company’s Stock Option Plan (the “Plan”), permitted the grant of share options to its directors, officers and employees. Under the terms of the Plan no additional shares can be issued. Option awards were granted with an exercise price equal to the market price of the Company’s common shares at the date of grant, with a vesting period of 5 years and have 10-year contractual terms. At March 31, 2011 there were 28,500 outstanding options of which 25,500 were fully vested and are exercisable.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the three month period ended March 31, 2011 was not material. No related income tax benefit was recorded.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss consists solely of the change in net unrealized gains and losses on securities available for sale, net of reclassification for gains and losses recognized in income.
Recent Accounting Pronouncements
ASU No. 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segments. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s consolidated financial statements beginning on January 1, 2011. ASU 2011-01, “Receivables (Topic 310) — Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.
ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s consolidated financial statements.
ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected have a significant impact on the Company’s consolidated financial statements.

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
Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent independent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets Measured on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2011 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$73,989	$0	$73,989	$0
State and political subdivisions	79,863	0	79,863	0
Mortgage-backed securities-residential	141,791	0	141,779	12
Collateralized mortgage obligations	18,697	0	18,697	0
Equity securities	432	432	0	0
Other securities	267	0	267	0

Total investment securities	$315,039	$432	$314,595	$12

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$69,978	$0	$69,978	$0
State and political subdivisions	80,466	0	80,466	0
Mortgage-backed securities-residential	143,777	0	143,765	12
Collateralized mortgage obligations	19,660	0	19,660	0
Equity securities	199	199	0	0
Other securities	267	0	267	0

Total investment securities	$314,347	$199	$314,136	$12

There were no significant transfers between level 1 and level 2 during the three months ending March 31, 2011.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis:

	Investment Securities
	Available-for-sale
	(Level 3)
	Three months ended March 31,
(In Thousands of Dollars)	2011	2010
Beginning balance	$12	$13
Total unrealized gains or losses:
Included in other comprehensive income or loss	0	0
Purchases, sales, issuances and settlements, net	0	0
Transfer in and/or out	0	0

Ending balance	$12	$13

Assets Measured on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at March 31, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$351	$0	$0	$351
Non-owner occupied	262	0	0	262
Other	334	0	0	334
Commercial	277	0	0	277
Other real estate owned	11	0	0	11

	Fair Value Measurements
	at December 31, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$1,239	$0	$0	$1,239
Non-owner occupied	164	0	0	164
Other	662	0	0	662
Commercial	186	0	0	186
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.1 million with a valuation allowance of $826 thousand, resulting in an additional provision for loan loss of $331 thousand for the three month period ending March 31, 2011. At December 31, 2010, impaired loans had a principal balance of $2.8 million, with a valuation allowance of $565 thousand. Provision for loan losses was $.3 million and $1.5 million for the three months ended March 31, 2011 and 2010, for loans carried at fair value. Excluded from the fair value of impaired loans, at March 31, 2011 and December 31, 2010, discussed above are $1.8 million of loans classified as troubled debt restructurings, which are not carried at fair value.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2011 and December 31, 2010 are as follows:

(In Thousands of Dollars)
March 31, 2011	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$81,939	$81,939
Securities available-for-sale	315,039	315,039
Restricted stock	3,977	n/a
Loans, net	566,313	577,969
Accrued interest receivable	4,440	4,440

Financial liabilities
Deposits	765,277	768,002
Short-term borrowings	119,497	119,497
Long-term borrowings	23,784	25,960
Accrued interest payable	681	681

(In Thousands of Dollars)
December 31, 2010	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$37,305	$37,305
Securities available-for-sale	314,347	314,347
Restricted stock	3,977	n/a
Loans, net	581,060	590,331
Accrued interest receivable	4,125	4,125

Financial liabilities
Deposits	761,050	764,170
Short-term borrowings	105,634	105,634
Long-term borrowings	24,733	27,080
Accrued interest payable	703	703
The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of restricted stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.
Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and trust operations. They are also distinguished by the level of information provided to the chief operating decision makers in the Company, who use such information to review performance of various components of the business, which are then aggregated. Loans, investments, and deposits provide the revenues in the banking operation, and trust service fees provide the revenue in trust operations. All operations are domestic.

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust	Bank		Consolidated
March 31, 2011	Segment	Segment	Others	Totals
Assets
Cash and due from banks	$1,212	$81,032	$(305)	$81,939
Securities available for sale	2,622	312,293	124	315,039
Net loans	0	566,313	0	566,313
Premises and equipment, net	110	13,657	0	13,767
Goodwill and other intangibles	6,777	0	0	6,777
Other assets	849	29,840	37	30,726

Total Assets	$11,570	$1,003,135	$(144)	$1,014,561

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$626	$916,470	$(5,657)	$911,439
Stockholders’ equity	10,944	86,665	5,513	103,122

Total Liabilities and Stockholders’ Equity	$11,570	$1,003,135	$(144)	$1,014,561

(In Thousands of Dollars)	Trust	Bank		Consolidated
December 31, 2010	Segment	Segment	Others	Totals
Assets
Cash and due from banks	$1,122	$36,343	$(160)	$37,305
Securities available for sale	2,627	311,601	119	314,347
Net loans	0	581,060	0	581,060
Premises and equipment, net	113	13,831	0	13,944
Goodwill and other intangibles	6,920	0	0	6,920
Other assets	425	28,336	414	29,175

Total Assets	$11,207	$971,171	$373	$982,751

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$368	$894,052	$283	$894,703
Stockholders’ equity	10,839	77,119	90	88,048

Total Liabilities and Stockholders’ Equity	$11,207	$971,171	$373	$982,751

(In Thousands of Dollars)
For the Three Months ended	Trust	Bank		Consolidated
March 31, 2011	Segment	Segment	Others	Totals
Net interest income	$11	$9,085	$(13)	$9,083
Provision for loan losses	0	1,875	0	1,875
Service fees, security gains and other noninterest income	1,350	1,305	(38)	2,617
Noninterest expense	1,200	6,512	102	7,814

Income before taxes	161	2,003	(153)	2,011
Income tax	55	318	(52)	321

Net Income	$106	$1,685	$(101)	$1,690

(In Thousands of Dollars)
For the Three Months ended	Trust	Bank		Consolidated
March 31, 2010	Segment	Segment	Others	Totals
Net interest income	$19	$8,803	$(8)	$8,814
Provision for loan losses	0	2,778	0	2,778
Service fees, security gains and other noninterest income	1,232	1,068	36	2,336
Noninterest expense	1,142	6,346	44	7,532

Income before taxes	109	747	(16)	840
Income tax	38	(39)	(6)	(7)

Net Income	$71	$786	$(10)	$847

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on those forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements:
•	general economic conditions in market areas where we conduct business, which could materially impact credit quality trends;
•	business conditions in the banking industry;

•	the regulatory environment;
•	fluctuations in interest rates;
•	demand for loans in the market areas where we conduct business;
•	rapidly changing technology and evolving banking industry standards;
•	competitive factors, including increased competition with regional and national financial institutions;
•	new service and product offerings by competitors and price pressures; and other like items.
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

Overview
For the three months ended March 31, 2011, the Company reported net income of $1.69 million, an $843 thousand increase from the $847 thousand reported for the same period in 2010. The Company’s pre-tax, pre-provision income increased to $3.89 million for the first quarter of 2011, which represents a 7% increase over the $3.62 million reported for the first quarter of 2010. This improvement was driven by a $269 thousand, or 3%, increase in net interest income and a $281 thousand, or 12%, increase in noninterest income. First quarter net income results are less than the fourth quarter of 2010 because of security gains of $1.5 million recorded in the previous quarter, compared to none in the current quarter and a $679 thousand decline in net interest income. The Company’s strategies continue to include maintaining the appropriate levels of capital that are essential to remain a well-capitalized institution under all regulatory guidelines; continuing to deal with the number of issues the banking industry has been facing; closely monitor the efficiency ratio; and strategically manage interest rate risk and credit risk, specifically, the non-performing assets.
Pre-tax pre-provision income is a non-U.S.GAAP financial measure. A non-U.S.GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed by U.S.GAAP. The Company believes that non-U.S.GAAP financial measures provide both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S.GAAP.
Reconciliation of Income Before Taxes to Pre-Tax Pre-Provision Income

	For the three months ended March 30,
(In Thousands of Dollars)	2011	2010
Income before income taxes	$2,011	$840
Provision for loan losses	1,875	2,778

Pre-tax pre-provision income	$3,886	$3,618

Results of Operations
The following is a comparison of selected financial ratios and other results at or for the three-month period ending March 31, 2011 and 2010:

	At or for the three months ended
	March 31,
(In Thousands, except Per Share Data)	2011	2010
Total Assets	$1,014,561	$1,040,211
Net Income	$1,690	$847
Basic and Diluted Earnings Per Share	$.10	$.06
Return on Average Assets (Annualized)	.69%	.34%
Return on Average Equity (Annualized)	7.12%	4.16%
Efficiency Ratio (tax equivalent basis)	62.57%	63.74%
Equity to Asset Ratio	10.16%	7.91%
Tangible Common Equity Ratio *	9.56%	7.25%
Dividends to Net Income	33.08%	47.93%
Net Loans to Assets	55.82%	57.77%
Loans to Deposits	75.33%	78.42%

*	The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S.GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S.GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S.GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of March 31, 2011, reconciliations of tangible common equity to U.S.GAAP total common stockholders’ equity and tangible assets to U.S.GAAP total assets are set forth below:

(In Thousands of Dollars)	March 31, 2011	March 31, 2010
Reconciliation of Common Stockholders’ Equity to Tangible Common Equity
Stockholders’ Equity	$103,122	$82,257
Less Goodwill and other intangibles	6,777	7,355

Tangible Common Equity	$96,345	$74,902

(In Thousands of Dollars)	March 31, 2011	March 31, 2010
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,014,561	$1,040,211
Less Goodwill and other intangibles	6,777	7,355

Tangible Assets	$1,007,784	$1,032,856

Management continues to actively monitor and address asset quality issues, and has made appropriate provisions to the allowance for loan losses accordingly. The Company’s challenges for the future quarters will continue to be managing issues related to the general economic conditions and to develop relationships to grow core business lines.
Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$573,047	$8,554	6.05%	$600,026	$9,326	6.30%
Taxable securities (4)	236,729	1,869	3.20	241,488	2,241	3.76
Tax-exempt securities (4) (6)	77,070	1,124	5.91	58,798	885	6.10
Equity Securities (2) (6)	4,126	46	4.52	4,126	53	5.21
Federal funds sold	29,494	9	0.12	25,743	9	0.14

Total earning assets	920,466	11,602	5.11	930,181	12,514	5.46

NONEARNING ASSETS

Cash and due from banks	27,111			22,940
Premises and equipment	13,887			14,385
Allowance for Loan Losses	(9,559)			(7,071)
Unrealized gains (losses) on securities	3,614			6,511
Other assets (3)	42,049			42,162

Total Assets	$997,568			$1,009,108

INTEREST-BEARING LIABILITIES

Time deposits	$252,828	$1,308	2.10%	$320,307	$2,168	2.75%
Savings deposits	323,802	372	0.47	280,395	529	0.77
Demand deposits	111,268	18	0.07	104,951	48	0.19
Short term borrowings	105,496	97	0.37	123,125	285	0.94
Long term borrowings	23,996	251	4.24	26,647	282	4.29

Total Interest-Bearing Liabilities	817,390	2,046	1.02	855,425	3,312	1.57

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	80,326			67,760
Other Liabilities	3,539			3,437
Stockholders’ equity	96,313			82,486

Total Liabilities and Stockholders’ Equity	$997,568			$1,009,108

Net interest income and interest rate spread		$9,556	4.09%		$9,202	3.89%

Net interest margin			4.22%			4.01%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $436 thousand and $430 thousand for 2011 and 2010 respectively and is reduced by amortization of $447 thousand and $434 thousand for 2011 and 2010 respectively.

(6)	For 2011, adjustments of $88 thousand and $385 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2010, adjustments of $94 thousand and $294 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

24

Net interest income. Net interest income was $9.08 million for the first quarter of 2011, which compares to $8.81 million in the first quarter of 2010. This represents a 3.1% increase quarter over quarter. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 4.22% for the three months ended March 31, 2011, compared to 4.01% for the same period in the prior year. In comparing the two quarters, yields on earning assets decreased 35 basis points, while the cost of interest bearing liabilities decreased 55 basis points. This equates to an increase in the Company’s net interest margin of 21 basis points compared to the three months ended March 31, 2010.
Noninterest Income. Noninterest income was $2.62 million for the first quarter of 2011, which is a $281 thousand, or 12%, improvement over results for the same quarter of 2010. Trust fees were $1.3 million for the quarter ended March 31, 2011, an increase of $106 thousand, or 8.6%, compared to the same quarter in 2010. Investment commissions also increased for the quarter ended March 31, 2011 to $191 thousand, compared to $111 thousand in the same quarter in 2010.
Noninterest Expense. Noninterest expense totaled $7.8 million for the first quarter of 2011, which is $282 thousand more than the $7.5 million in the same quarter in 2010. This increase is spread among several expense categories. The current period’s total noninterest expense of $7.8 million is $56 thousand less than the $7.9 million reported for the fourth quarter in 2010.
The following is a detail of non-interest expense line items classified between the Trust and the other entities in the Company for the three-month periods ending March 31, 2011 and 2010:

	For the Three Months Ended
	March 31, 2011			March 31, 2010
	Trust	Bank and	Total	Trust	Bank and	Total
(In Thousands of Dollars)	Company	Others	Company	Company	Others	Company
Noninterest expense
Salaries and employee benefits	$712	$3,476	$4,188	$650	$3,327	$3,977
Occupancy and equipment	139	777	916	124	801	925
State and local taxes	25	222	247	30	202	232
Professional fees	11	225	236	15	294	309
Advertising	0	145	145	2	128	130
FDIC insurance	0	348	348	0	303	303
Intangible amortization	143	0	143	145	0	145
Other operating expenses	170	1,421	1,591	176	1,335	1,511

Total noninterest expense	$1,200	$6,614	$7,814	$1,142	$6,390	$7,532

The Company’s tax equivalent efficiency ratio for the three month period ended March 31, 2011 was 62.57% compared to 63.74% for the same period in 2010. The improvement in the efficiency ratio was the result of the $269 thousand improvement in net interest income and a $281 thousand increase in noninterest income, offset by the $282 thousand increase in noninterest expense.
Income Taxes. Income tax expense totaled $321 thousand for the quarter ended March 31, 2011 and a $7 thousand tax benefit for the quarter ended March 31, 2010. The increase in the current quarter can be attributed to the $1.2 million increase in income before taxes.
Other Comprehensive Income. For the quarter ended March 31, 2011, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $43 thousand, compared to an unrealized gain of $1.1 million for the same period in 2010. Management believes the increases in fair value for the three month periods ending March 31 in 2011 and to a greater extent, 2010 are the result of the continued securities market recovery.

Financial Condition
Cash and cash equivalents. Cash and cash equivalents increased $13.3 million during the first three months of 2011. The Company expects this increase to level off and then decrease over the next few months. The increase is a result of the seasonality in public funds and repurchase agreements as customers realize larger inflows of cash during this time of year.
Securities. Securities available-for-sale increased by $692 thousand since December 31, 2010. Securities were purchased in an effort to increase returns on some of the cash available from the additional core deposit account balances and repurchase agreements sold during the period. There was a $65 thousand increase in the net unrealized gains on securities during the first three months of 2011.
Loans. Gross loans decreased $13.9 million, or 2.36%, since December 31, 2010. The indirect automobile loan category decreased $4.3 million, coupled with a $5.7 million decrease in residential real estate loans, accounted for the majority of the decrease in gross loans during the first three months of 2011. The decline in loans is related to seasonality in the retail lending portfolio and slow economic growth in the Mahoning Valley. The decline in loan balances resulted in a lower level of loan income for the current quarter. On a fully tax equivalent basis, loans contributed 73.73% of total interest income for the three months ended March 31, 2011 and 74.52% for the same period in 2010.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis.
Asset Quality History
(In Thousands of Dollars)

	3/31/11	12/31/10	9/30/10	6/30/10	3/31/10
Nonperforming loans	$11,011	$8,901	$9,207	$9,954	$10,740

Nonperforming loans as a % of total loans	1.91%	1.51%	1.52%	1.62%	1.76%

Loans delinquent 30-89 days	3,392	7,924	5,888	5,652	6,076
Loans delinquent 30-89 days as a % of total loans	.59%	1.34%	.97%	.92%	1.00%

Allowance for loan losses	$10,137	$9,307	$7,785	$8,255	$8,220

Allowance for loan losses as a % of loans	1.76%	1.58%	1.28%	1.35%	1.35%
Allowance for loan losses as a % of nonperforming loans	92.06%	104.56%	84.56%	82.93%	76.54%
Annualized net charge-offs to average net loans outstanding	.74%	.46%	1.31%	1.04%	1.30%

Non-performing assets	11,867	9,433	9,533	10,099	10,817
Non-performing assets as a % of total assets	1.17%	.96%	.90%	1.00%	1.04%

Net charge-offs for the quarter	1,045	677	1,970	1,565	1,958
For the three months ended March 31, 2011, management provided $1.9 million to the allowance for loan losses, a decrease of $903 thousand over the same three month period in the prior year. Net charge-offs for the quarter ending March 31, 2011 were $1.0 million, compared to $2.0 million for the same period ending March 31, 2010. The ratio of nonperforming loans to total loans increased from 1.76% at March 31, 2010 to 1.91% at March 31, 2011. Loans delinquent 30-89 days to total loans decreased from 1.00% at March 31, 2010 to 0.59% at March 31, 2011. On March 31, 2011, the ratio of the allowance for loan losses (ALLL) to non-performing loans was 92.06%, compared to 76.54% at March 31, 2010. The Company increased the allowance for loan losses as a percentage of loans because of the previous four quarter’s elevated loan loss experience and increased level of nonperforming loans.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at March 31, 2011 to be adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.
Deposits. Total deposits increased $4.2 million, or .56%, since December 31, 2010. Balances in the Company’s non-interest bearing deposits increased $3.9 million, or 4.99%, between December 31, 2010 and March 31, 2011. Time deposit accounts decreased $6.3 million, or 2.50%, during the quarter, as customers moved deposit dollars from time deposit seeking liquidity. The Company’s focus is on core deposit growth and the Company will continue to price deposit rates to remain competitive within the market and to retain customers. At March 31, 2011, core deposits — savings and money market accounts, time deposits less than $100,000 and demand deposits — represented approximately 87% of total deposits.
Borrowings. Total borrowings increased $12.9 million, or 9.91%, since December 31, 2010. The increase in borrowings is due to the increase in securities sold under repurchase agreements, which increased $13.9 million, during the first three months of 2011. The large increase in repurchase agreements is the result of an increase in public funds deposits and customers seeking liquidity.
Capital Resources. Total stockholders’ equity increased from $88.0 million at December 31, 2010 to $103.1 million at March 31, 2011. The increase is a result of the completion by the Company of a common share offering during January 2011. Specifically, in January 2011, the Company successfully completed a rights and public offering of 5,000,000 of its common shares, which injected approximately $14 million into the Company. The increase is also the result of net income and mark to market adjustments in the Company’s investment securities partially offset by cash dividends paid to shareholders during the past twelve months. Shareholders received a $0.03 per share cash dividend on March 31, 2011 and a total of $0.12 per share cash dividends paid in the past four quarters. Book value per share decreased 9.1% from $6.07 per share at March 31, 2010 to $5.52 per share at March 31, 2011. This decrease is mainly the result of the sale of stock at less than book value.
The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of March 31, 2011 the Company’s total risk-based capital ratio stood at 16.59%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.31% and 9.43%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2011.
Due to the continuing growth in Farmers Bank’s business and the increase in its allowance for loan losses associated with current economic conditions, senior management and the Board have determined that higher levels of capital are appropriate. The OCC concurred in the Board’s view that additional capital would be beneficial in supporting its continued growth and operations. As a result, effective February 2, 2010, the OCC proposed and Farmers Bank accepted the following individual minimum capital requirements for Farmers Bank: Tier I Capital to Adjusted Total Assets of 7.20% and Total Capital to Risk-Weighted Assets of 11.00%. At March 31, 2011, the Bank is in compliance with these minimum capital requirements.

Critical Accounting Policies
The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2010 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Securities), Note 3 (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.
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
Along with its liquid assets, the Bank has additional sources of liquidity available which help to insure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on an approved line of credit at a major domestic bank. At March 31, 2011, this line of credited totaled $15.0 million and Farmers Bank had not borrowed against this line. In addition, the Company has a $1.5 million revolving line of credit with a correspondent bank. The outstanding balance at March 31, 2011 was $1.1 million. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of March 31, 2011, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $23.6 million with additional borrowing capacity of approximately $80.6 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.
The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2011, net cash provided by investing activities amounted to $10.4 million, compared to $7.6 million used in investing activities for the same period in 2010. $12.5 million in net cash provided by loan originations and payments during the first three months of 2011, compared to $1.8 million used in loan originations and payments during the same period in 2010, accounted for a majority of the $18.0 million change in cash provided by investing activities. The cash provided by lending activities during this year’s first three month period can be attributed to a reduction to the activity in the indirect, consumer real estate, and the commercial loan portfolios.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $30.5 million for the first three months of 2011, compared to $23.6 million provided by financing activities for the same period in 2010. $13.8 million of this change is a result of the issuance of the Company’s common and treasury shares during the public offering during the first quarter of 2011. A reduction of $12.4 million in the short term borrowings category along with an increase of $5.0 million in cash provided by deposits in 2011 accounted for the remaining differences in financing activities.
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
The extent to which the Dodd-Frank Act and initiatives thereunder will succeed in addressing the credit markets or otherwise result in an improvement in the national economy is uncertain. In addition, because most aspects of this legislation will be subject to intensive agency rulemaking and subsequent public comment prior to implementation over the next several months, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Company. It is likely, however, that the Company’s expenses will increase as a result of new compliance requirements.
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

Changes In Interest Rate	March 31, 2011	December 31, 2010	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+200	-0.87%	-3.54%	15.00%
-200	-5.62%	-3.10%	15.00%
Net Present Value
Of Equity Change
+200	-4.70%	-2.24%	20.00%
-200	-42.54%	-32.08%	20.00%
The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using March 31, 2011 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 200 basis points (2%). This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 200 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures
Based on their evaluation, as of the end of the period covered by this quarterly report, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors
There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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
There was no treasury stock purchased by the issuer during the first quarter of 2011.

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

3.2
Amended Code of Regulations of Farmers National Banc Corp. (incorporate by reference from Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 16, 2010).

10.1
Amendment No. 1 to Agency Agreement, dated January 26, 2011, by and among Farmers National Banc Corp., The Farmers National Bank of Canfield and Sandler O’Neill + Partners, L.P. (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of John S. Gulas, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of John S. Gulas, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 9, 2011

/s/John S. Gulas John S. Gulas
President and Chief Executive Officer

Dated: May 9, 2011

/s/Carl D. Culp Carl D. Culp
Executive Vice President
and Treasurer