Form 10-Q
period 2011-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2011-08-09
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011

Common Stock, No Par Value	18,700,453 shares

Page Number
PART I — FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

Included in Part I of this report:

Farmers National Banc Corp. and Subsidiaries

Consolidated Balance Sheets	1

Consolidated Statements of Income and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Unaudited Consolidated Financial Statements	4-20

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-32

Item 3 Quantitative and Qualitative Disclosures About Market Risk	33

Item 4 Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1 Legal Proceedings	34

Item 1A Risk Factors	34

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 Defaults Upon Senior Securities	34

Item 4 (Removed and Reserved)	34

Item 5 Other Information	34

Item 6 Exhibits	34-35

SIGNATURES	36

10-Q Certifications

Section 906 Certifications

Exhibit 3.2
Exhibit 31.a
Exhibit 31.b
Exhibit 32.a
Exhibit 32.b
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	June 30,	December 31,
	2011	2010

ASSETS
Cash and due from banks	$28,170	$30,772
Federal funds sold	16,969	6,533

TOTAL CASH AND CASH EQUIVALENTS	45,139	37,305

Securities available for sale	358,335	314,347

Loans	568,704	590,367
Less allowance for loan losses	10,876	9,307

NET LOANS	557,828	581,060

Premises and equipment, net	14,599	13,944
Bank owned life insurance	14,699	11,529
Goodwill	3,709	3,709
Other intangibles	2,956	3,211
Other assets	16,956	17,646

TOTAL ASSETS	$1,014,221	$982,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$81,550	$77,728
Interest-bearing	688,513	683,322

TOTAL DEPOSITS	770,063	761,050

Short-term borrowings	108,720	105,634
Long-term borrowings	23,572	24,733
Other liabilities	3,290	3,286

TOTAL LIABILITIES	905,645	894,703

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 18,700,466 in 2011 and 15,699,184 in 2010	104,012	96,142
Retained (deficit) earnings	(2,155)	14,502
Accumulated other comprehensive income	6,719	2,907
Treasury stock, at cost; 13 shares in 2011 and 2,053,149 in 2010	0	(25,503)

TOTAL STOCKHOLDERS’ EQUITY	108,576	88,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,014,221	$982,751

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,354	$9,192	$16,820	$18,424
Taxable securities	2,048	2,261	3,917	4,502
Tax exempt securities	729	584	1,468	1,175
Dividends	53	47	99	100
Federal funds sold	10	15	19	24

TOTAL INTEREST AND DIVIDEND INCOME	11,194	12,099	22,323	24,225

INTEREST EXPENSE
Deposits	1,684	2,420	3,382	5,165
Short-term borrowings	104	234	201	519
Long-term borrowings	249	269	500	551

TOTAL INTEREST EXPENSE	2,037	2,923	4,083	6,235

NET INTEREST INCOME	9,157	9,176	18,240	17,990
Provision for loan losses	1,075	1,600	2,950	4,378

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,082	7,576	15,290	13,612

NONINTEREST INCOME
Service charges on deposit accounts	500	497	973	975
Bank owned life insurance income, including death benefits	119	131	278	257
Trust fees	1,365	1,197	2,703	2,429
Security gains (losses)	0	(3)	0	(3)
Insurance agency commissions	28	110	92	172
Investment commissions	263	129	454	240
Other operating income	419	660	811	987

TOTAL NONINTEREST INCOME	2,694	2,721	5,311	5,057

NONINTEREST EXPENSES
Salaries and employee benefits	4,483	4,099	8,671	8,076
Occupancy and equipment	922	892	1,838	1,817
State and local taxes	238	224	485	456
Professional fees	267	381	503	690
Advertising	211	147	356	277
FDIC insurance	244	317	592	620
Intangible amortization	112	145	255	290
Core processing charges	245	237	490	476
Other operating expenses	1,370	1,203	2,716	2,475

TOTAL NONINTEREST EXPENSES	8,092	7,645	15,906	15,177

INCOME BEFORE INCOME TAXES	2,684	2,652	4,695	3,492
INCOME TAXES	567	618	888	611

NET INCOME	$2,117	$2,034	$3,807	$2,881

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in net unrealized gains on securities, net of reclassifications	3,769	2,988	3,812	4,055

COMPREHENSIVE INCOME	$5,886	$5,022	$7,619	$6,936

NET INCOME PER SHARE — basic and diluted	$0.11	$0.15	$0.21	$0.21

DIVIDENDS PER SHARE	$0.03	$0.03	$0.06	$0.06

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	Six Months Ended
	June 30,	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,807	$2,881
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,950	4,378
Depreciation and amortization	829	861
Net amortization of securities	2,540	504
Security (gains) losses	0	3
Loss on sale of other real estate owned	29	48
Income on bank owned life insurance	(278)	(257)
Net change in other assets and liabilities	(1,139)	863

NET CASH FROM OPERATING ACTIVITIES	8,738	9,281

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	19,251	27,489
Proceeds from sales of securities available for sale	3,361	1,896
Purchases of securities available for sale	(63,277)	(39,014)
Loan originations and payments, net	19,845	(7,560)
Proceeds from sale of other real estate owned	141	354
Purchase of bank owned life insurance	(3,000)	0
Proceeds from BOLI death benefit	108	0
Additions to premises and equipment	(1,179)	(632)

NET CASH FROM INVESTING ACTIVITIES	(24,750)	(17,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	9,013	(16,873)
Net change in short-term borrowings	3,086	11,999
Repayment of Federal Home Loan Bank borrowings and other debt	(1,161)	(1,889)
Cash dividends paid	(1,119)	(813)
Proceeds from dividend reinvestment	255	240
Net proceeds from issuance of common shares	13,772	0

NET CASH FROM FINANCING ACTIVITIES	23,846	(7,336)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,834	(15,522)

Beginning cash and cash equivalents	37,305	51,160

Ending cash and cash equivalents	$45,139	$35,638

Supplemental cash flow information:
Interest paid	$4,108	$6,435
Income taxes paid	$2,085	$50

Supplemental noncash disclosures:
Transfer of loans to other real estate	$437	$173
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
Shareholders’ Equity:
The Company successfully completed a rights and public offering of 5,000,000 common shares in January 2011. As part of this rights offering the Company issued 2,946,864 shares of authorized but unissued shares and reissued 2,053,136 shares of treasury stock. Total proceeds from the offering net of offering costs of $1.2 million were $13.8 million. Since the Company’s cost basis of the treasury shares was greater than the price paid for stock issued in the rights offering, the difference of $19.3 million was recorded as a reduction to retained earnings. Other changes to retained earnings for the six months ended June 30, 2011 were net income of $3.8 million and partially offset by dividends paid to shareholders of $1.1 million. In addition to the rights and public offering, common stock increased by $255 thousand during the six months ended June 30, 2011 due to the issuance of 54,418 shares of stock through the Company’s dividend reinvestment program. Accumulated other comprehensive income increased $3,8 million from December 31, 2010 to June 30, 2011 due to the after tax impact of increases in fair value of securities available for sale during that period.

Securities:
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value
U.S. Treasury and U.S. government sponsored entities	$87,200	$3,750	$(15)	$90,935
State and political subdivisions	80,045	2,456	(691)	81,810
Mortgage-backed securities — residential	157,505	4,620	(395)	161,730
Collateralized mortgage obligations	22,850	238	0	23,088
Equity securities	149	373	(16)	506
Other securities	250	16	0	266

Totals	$347,999	$11,453	$(1,117)	$358,335

(In Thousands of Dollars) December 31, 2010
U.S. Treasury and U.S. government sponsored entities	$67,376	$2,768	$(166)	$69,978
State and political subdivisions	81,397	1,215	(2,146)	80,466
Mortgage-backed securities — residential	140,681	4,099	(1,003)	143,777
Collateralized mortgage obligations	20,021	1	(362)	19,660
Equity securities	149	66	(16)	199
Other securities	250	17	0	267

Totals	$309,874	$8,166	$(3,693)	$314,347

There was one security sale during the three and six month periods ended June 30, 2011. Proceeds from the sale were $3.4 million with no gain or loss recognized. Proceeds from sales of securities were $1.9 million for the three and six month periods ended June 30, 2010. Gross losses of $3 thousand were realized on these sales, during the second quarter of 2010.
The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are not due at a single maturity date and are shown separately.

	June 30, 2011
	Amortized	Fair
(In Thousands of Dollars)	Cost	Value
Maturity
Within one year	$4,300	$4,385
One to five years	98,306	102,048
Five to ten years	40,161	40,699
Beyond ten years	24,728	25,879
Mortgage-backed and CMO securities	180,355	184,818

Total	$347,850	$357,829

The following table summarizes the investment securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasury and U.S. government-sponsored entities	$4,976	$(10)	$288	$(5)	$5,264	$(15)
State and political subdivisions	22,234	(580)	851	(111)	23,085	(691)
Mortgage-backed securities — residential	43,337	(395)	25	(0)	43,362	(395)
Equity securities	0	0	7	(16)	7	(16)

Total	$70,547	$(985)	$1,171	$(132)	$71,718	$(1,117)

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasury and U.S. government-sponsored entities	$8,458	$(160)	$313	$(6)	$8,771	$(166)
State and political subdivisions	36,118	(1,981)	790	(165)	36,908	(2,146)
Mortgage-backed securities — residential	45,567	(1,002)	26	(1)	45,593	(1,003)
Collateralized mortgage obligations	19,594	(362)	0	0	19,594	(362)
Equity securities	0	0	8	(16)	8	(16)

Total	$109,737	$(3,505)	$1,137	$(188)	$110,874	$(3,693)

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

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income or loss. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
As of June 30, 2011, the Company’s security portfolio consisted of 414 securities, 53 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of U.S. government-sponsored entities, state and political subdivisions, and mortgage-backed securities as discussed below.
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
Unrealized losses on debt securities at June 30, 2011 relative to obligations of state and political subdivisions have not been recognized into income. Generally, these debt securities have maintained their investment grade ratings and management does not have the intent to sell these securities before their anticipated recovery, which may be at maturity.
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
Loans:
Loan balances were as follows:

	June 30,	December 31,
(In Thousands of Dollars)	2011	2010
Commercial real estate
Owner occupied	$105,743	$111,261
Non-owner occupied	74,464	76,592
Other	15,696	16,582
Commercial	74,800	76,635
Residential real estate
1-4 family residential	147,318	154,132
Home equity lines of credit	22,658	23,624
Consumer
Indirect	113,386	116,999
Direct	11,507	11,302
Other	1,464	1,485

Subtotal	567,036	588,612
Net deferred loan (fees) costs	1,668	1,755
Allowance for loan losses	(10,876)	(9,307)

Net loans	$557,828	$581,060

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ending June 30, 2011.
Three Months Ended June 30, 2011

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance, April 1, 2011	$6,020	$1,878	$1,261	$842	$136	$10,137
Provision for loan losses	582	51	34	272	136	1,075
Recoveries	6	12	402	279	—	699
Loans charged off	(555)	(55)	(155)	(270)	—	(1,035)

Ending balance, June 30, 2011	$6,053	$1,886	$1,542	$1,123	$272	$10,876

Six Months Ended June 30, 2011

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance, January 1, 2011	$5,780	$1,707	$881	$875	$64	$9,307
Provision for loan losses	905	334	1,154	349	208	2,950
Recoveries	8	34	403	468	—	913
Loans charged off	(640)	(189)	(896)	(569)	—	(2,294)

Ending balance, June 30, 2011	$6,053	$1,886	$1,542	$1,123	$272	$10,876

The following table presents the activity in the allowance for loan losses for the three and six months ending June 30, 2010.

	Three Months Ended	Six Months Ended
(In Thousands of Dollars)	June 30, 2010	June 30, 2010
Allowance for loan losses
Beginning balance	$8,220	$7,400
Provision for loan losses	1,600	4,378
Recoveries	125	272
Loans charged off	(1,690)	(3,795)

Ending balance	$8,255	$8,225

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs but excludes accrued interest receivable, which is not considered to be material:
June 30, 2011

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$348	$252	$—	$—	$—	$600
Collectively evaluated for impairment	5,705	1,634	1,542	1,123	272	10,276

Total ending allowance balance	$6,053	$1,886	$1,542	$1,123	$272	$10,876

Loans:
Loans individually evaluated for impairment	$5,152	$1,049	$—	$—	$—	$6,201
Loans collectively evaluated for impairment	190,226	73,751	169,303	129,223	—	562,503

Total ending loans balance	$195,378	$74,800	$169,303	$129,223	$—	$568,704

December 31, 2010

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$572	$33	$—	$—	$—	$605
Collectively evaluated for impairment	5,208	1,674	881	875	64	8,702

Total ending allowance balance	$5,780	$1,707	$881	$875	$64	$9,307

Loans:
Loans individually evaluated for impairment	$6,045	$1,015	$—	$—	$—	$7,060
Loans collectively evaluated for impairment	197,849	75,620	177,067	132,771	—	583,307

Total ending loans balance	$203,894	$76,635	$177,067	$132,771	$—	$590,367

Interest income recognized during impairment for the three and six months ending June 30, 2011 and June 30, 2010 was immaterial.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010 and the average recorded investment by class for the six months ended June 30, 2011:
(In Thousands of Dollars)

Three
				Six Months	Months
			Allowance	Ended	Ended
	Unpaid		for Loan	Average	Average
	Principal	Recorded	Losses	Recorded	Recorded
June 30, 2011	Balance	Investment	Allocated	Investment	Investment
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,203	$1,208	$—	$1,236	$1,211
Non-owner occupied	—	—	—	—	—
Other	—	—	—	—	—
Commercial	641	641	—	671	655
Residential real estate
1-4 family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer
Indirect	—	—	—	—	—
Direct	—	—	—	—	—
Other	—	—	—	—	—
With an allowance recorded:
Commercial real estate
Owner occupied	2,286	2,288	99	2,405	2,375
Non-owner occupied	823	825	143	894	833
Other	830	831	106	812	802
Commercial	405	408	252	459	445
Residential real estate
1-4 family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer
Indirect	—	—	—	—	—
Direct	—	—	—	—	—
Other	—	—	—	—	—

Total	$6,188	$6,201	$600	$6,477	$6,321

(In Thousands of Dollars)

			Allowance for
	Unpaid Principal	Recorded	Loan Losses
December 31, 2010	Balance	Investment	Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$821	$818	$—
Non-owner occupied	466	465	—
Other	365	364	—
Commercial	800	798	—
Residential real estate
1-4 family residential	—	—	—
Home equity lines of credit	—	—	—
Consumer
Indirect	—	—	—
Direct	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial real estate
Owner occupied	3,147	3,141	134
Non-owner occupied	167	167	3
Other	1,097	1,090	435
Commercial	219	217	33
Residential real estate
1-4 family residential	—	—	—
Home equity lines of credit	—	—	—
Consumer
Indirect	—	—	—
Direct	—	—	—
Other	—	—	—

Total	$7,082	$7,060	$605

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Loans Past		Loans Past
		Due over 90		Due over 90
		Days Still		Days Still
(In Thousands of Dollars)	Nonaccrual	Accruing	Nonaccrual	Accruing
Commercial real estate
Owner occupied	$1,365	$—	$1,960	$—
Non-owner occupied	421	—	550	—
Other	885	—	1,462	—
Commercial	408	—	400	—
Residential real estate
1-4 family residential	3,726	29	3,362	190
Home equity lines of credit	931	20	815	10
Consumer
Indirect	14	51	27	53
Direct	—	38	—	48
Other	—	—	—	24

Total	$7,750	$138	$8,576	$325

Nonaccrual loans and loans past due 90 days still on accrual included both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans:
June 30, 2011

			Greater
	30-59	60-89	than 90
	Days Past	Days Past	Days Past	Total Past	Loans Not
(In Thousands of Dollars)	Due	Due	Due	Due	Past Due	Total
Commercial real estate
Owner occupied	$114	$—	$1,365	$1,479	$103,980	$105,459
Non-owner occupied	15	—	421	436	73,828	74,264
Other	—	—	885	885	14,770	15,655
Commercial	261	35	408	704	74,096	74,800
Residential real estate
1-4 family residential	1,209	185	3,755	5,149	141,497	146,646
Home equity lines of credit	111	147	951	1,209	21,449	22,658
Consumer
Indirect	1,221	352	65	1,638	114,613	116,251
Direct	113	18	38	169	11,338	11,507
Other	12	1	—	13	1,451	1,464

Total	$3,056	$738	$7,888	$11,682	$557,022	$568,704

December 31, 2010

			Greater
	30-59	60-89	than 90
	Days Past	Days Past	Days Past	Total Past	Loans Not
(In Thousands of Dollars)	Due	Due	Due	Due	Past Due	Total
Commercial real estate
Owner occupied	$407	$91	$1,960	$2,458	$108,509	$110,967
Non-owner occupied	499	59	550	1,108	75,281	76,389
Other	—	—	1,462	1,462	15,076	16,538
Commercial	286	275	400	961	75,674	76,635
Residential real estate
1-4 family residential	2,981	435	3,552	6,968	146,475	153,443
Home equity lines of credit	334	16	825	1,175	22,449	23,624
Consumer
Indirect	1,668	519	80	2,267	117,716	119,983
Direct	253	91	48	392	10,911	11,303
Other	9	1	24	34	1,451	1,485

Total	$6,437	$1,487	$8,901	$16,825	$573,542	$590,367

Troubled Debt Restructurings:
Included in loans individually impaired are loans with balances of $3.4 million and $3.0 million for which the Company has modified the repayment terms at June 30, 2011 and December 31, 2010. The Company has allocated $40 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at June 30, 2011 and December 31, 2010.
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

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:
June 30, 2011

		Special	Sub-
(In Thousands of Dollars)	Pass	Mention	standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$87,297	$5,902	$12,260	$—	$—	$105,459
Non-owner occupied	62,191	1,162	10,911	—	—	74,264
Other	12,639	597	2,419	—	—	15,655
Commercial	66,646	4,302	3,852	—	—	74,800

Total	$228,773	$11,963	$29,442	$—	$—	$270,178

December 31, 2010

		Special	Sub-
(In Thousands of Dollars)	Pass	Mention	standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$91,976	$3,893	$15,098	$—	$—	$110,967
Non-owner occupied	63,502	1,075	11,812	—	—	76,389
Other	12,005	786	3,747	—	—	16,538
Commercial	65,358	4,076	7,201	—	—	76,635

Total	$232,841	$9,830	$37,858	$—	$—	$280,529

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer and indirect loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity as of June 30, 2011 and December 31, 2010. Nonperforming loans are loans past due 90 days and still accruing interest and nonaccrual loans.
June 30, 2011

	Residential Real Estate		Consumer
		Home Equity
	1-4 Family	Lines of
(In Thousands of Dollars)	Residential	Credit	Indirect	Direct	Other

Performing	$142,891	$21,707	$116,186	$11,469	$1,465
Nonperforming	3,755	951	65	38	—

Total	$146,646	$22,658	$116,251	$11,507	$1,465

December 31, 2010

	Residential Real Estate		Consumer
		Home Equity
	1-4 Family	Lines of
(In Thousands of Dollars)	Residential	Credit	Indirect	Direct	Other

Performing	$149,891	$22,799	$119,903	$11,255	$1,461
Nonperforming	3,552	825	80	48	24

Total	$153,443	$23,624	$119,983	$11,303	$1,485

Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended		Six Months Ended
(In Thousands, except Share and	June 30,		June 30,
Per Share Data)	2011	2010	2011	2010
Basic EPS computation
Numerator — Net income	$2,117	$2,034	$3,807	$2,881
Denominator — Weighted average shares outstanding	18,674,213	13,546,569	17,820,254	13,533,302
Basic earnings per share	$.11	$.15	$.21	$.21

Diluted EPS computation
Numerator — Net income	$2,117	$2,034	$3,807	$2,881
Denominator — Weighted average shares outstanding for basic earnings per share	18,674,213	13,546,569	17,820,254	13,533,302
Effect of Stock Options	0	0	0	0

Weighted averages shares for diluted earnings per share	18,674,213	13,546,569	17,820,254	13,533,302

Diluted earnings per share	$.11	$.15	$.21	$.21

Stock options for 28,500 and 34,000 shares were not considered in the computing of diluted earnings per share for 2011 and 2010, respectively, because they were antidilutive.
Stock Based Compensation:
The Company’s Stock Option Plan (the “Plan”), permitted the grant of share options to its directors, officers and employees. Under the terms of the Plan no additional shares can be issued. Option awards were granted with an exercise price equal to the market price of the Company’s common shares at the date of grant, with a vesting period of 5 years and have 10-year contractual terms. At June 30, 2011 there were 28,500 outstanding options of which 25,500 were fully vested and are exercisable.
The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the six month period ended June 30, 2011 was not material. No related income tax benefit was recorded.
Comprehensive Income:
Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss consists solely of the change in net unrealized gains and losses on securities available for sale, net of reclassification for gains or losses recognized in income.

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
Assets Measured on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2011 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$90,935	$0	$90,935	$0
State and political subdivisions	81,810	0	81,810	0
Mortgage-backed securities-residential	161,730	0	161,718	12
Collateralized mortgage obligations	23,088	0	23,088	0
Equity securities	506	506	0	0
Other securities	266	0	266	0

Total investment securities	$358,335	$506	$357,817	$12

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$69,978	$0	$69,978	$0
State and political subdivisions	80,466	0	80,466	0
Mortgage-backed securities-residential	143,777	0	143,765	12
Collateralized mortgage obligations	19,660	0	19,660	0
Equity securities	199	199	0	0
Other securities	267	0	267	0

Total investment securities	$314,347	$199	$314,136	$12

There were no significant transfers between level 1 and level 2 during the three and six month periods ending June 30, 2011.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis:

	Investment Securities
	Available-for-sale
	(Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of Dollars)	2011	2010	2011	2010
Beginning balance	$12	$13	$12	$13
Total unrealized gains or losses:
Included in other comprehensive income or loss	0	0	0	0
Purchases, sales, issuances and settlements, net	0	0	0	0
Transfer in and/or out	0	0	0	0

Ending balance	$12	$13	$12	$13

Assets Measured on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at June 30, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$441	$0	$0	$441
Non-owner occupied	680	0	0	680
Other	724	0	0	724
Commercial	153	0	0	153

	Fair Value Measurements
	at December 31, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$1,239	$0	$0	$1,239
Non-owner occupied	164	0	0	164
Other	662	0	0	662
Commercial	186	0	0	186
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.6 million with a valuation allowance of $561 thousand, resulting in an additional provision for loan loss of $66 thousand and $397 thousand for the three and six month periods ending June 30, 2011. At December 31, 2010, impaired loans had a principal balance of $2.8 million, with a valuation allowance of $565 thousand. Excluded from the fair value of impaired loans, at June 30, 2011 and December 31, 2010, discussed above are $1.8 million of loans classified as troubled debt restructurings, which are not carried at fair value.
The carrying amounts and estimated fair values of financial instruments, at June 30, 2011 and December 31, 2010 are as follows:

(In Thousands of Dollars)
June 30, 2011	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$45,139	$45,139
Securities available-for-sale	358,335	358,335
Restricted stock	4,224	n/a
Loans, net	557,828	574,353
Accrued interest receivable	4,086	4,086

Financial liabilities
Deposits	770,063	774,535
Short-term borrowings	108,720	108,720
Long-term borrowings	23,572	26,068
Accrued interest payable	678	678

(In Thousands of Dollars)
December 31, 2010	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$37,305	$37,305
Securities available-for-sale	314,347	314,347
Restricted stock	3,977	n/a
Loans, net	581,060	590,331
Accrued interest receivable	4,125	4,125

Financial liabilities
Deposits	761,050	764,170
Short-term borrowings	105,634	105,634
Long-term borrowings	24,733	27,080
Accrued interest payable	703	703

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
Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust	Bank		Consolidated
June 30, 2011	Segment	Segment	Others	Totals

Assets
Cash and due from banks	$2,019	$43,147	$(27)	$45,139
Securities available for sale	2,387	355,821	127	358,335
Net loans	0	557,828	0	557,828
Premises and equipment, net	109	14,490	0	14,599
Goodwill and other intangibles	6,665	0	0	6,665
Other assets	545	30,759	351	31,655

Total Assets	$11,725	$1,002,045	$451	$1,014,221

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$613	$910,132	$(5,100)	$905,645
Stockholders’ equity	11,112	91,913	5,551	108,576

Total Liabilities and Stockholders’ Equity	$11,725	$1,002,045	$451	$1,014,221

(In Thousands of Dollars)	Trust	Bank		Consolidated
December 31, 2010	Segment	Segment	Others	Totals

Assets
Cash and due from banks	$1,122	$36,343	$(160)	$37,305
Securities available for sale	2,627	311,601	119	314,347
Net loans	0	581,060	0	581,060
Premises and equipment, net	113	13,831	0	13,944
Goodwill and other intangibles	6,920	0	0	6,920
Other assets	425	28,336	414	29,175

Total Assets	$11,207	$971,171	$373	$982,751

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$368	$894,052	$283	$894,703
Stockholders’ equity	10,839	77,119	90	88,048

Total Liabilities and Stockholders’ Equity	$11,207	$971,171	$373	$982,751

(In Thousands of Dollars)
For the Three Months Ended	Trust	Bank		Consolidated
June 30, 2011	Segment	Segment	Others	Totals
Net interest income	$11	$9,158	$(12)	$9,157
Provision for loan losses	0	1,075	0	1,075
Service fees, security gains and other noninterest income	1,377	1,356	(39)	2,694
Noninterest expense	1,149	6,743	200	8,092

Income before taxes	239	2,696	(251)	2,684
Income taxes	82	570	(85)	567

Net Income	$157	$2,126	$(166)	$2,117

(In Thousands of Dollars)
For the Six Months Ended	Trust	Bank		Consolidated
June 30, 2011	Segment	Segment	Others	Totals
Net interest income	$22	$18,243	$(25)	$18,240
Provision for loan losses	0	2,950	0	2,950
Service fees, security gains and other noninterest income	2,727	2,661	(77)	5,311
Noninterest expense	2,349	13,255	302	15,906

Income before taxes	400	4,699	(404)	4,695
Income taxes	137	888	(137)	888

Net Income	$263	$3,811	$(267)	$3,807

(In Thousands of Dollars)
For the Three Months Ended	Trust	Bank		Consolidated
June 30, 2010	Segment	Segment	Others	Totals
Net interest income	$20	$9,168	$(12)	$9,176
Provision for loan losses	0	1,600	0	1,600
Service fees, security gains and other noninterest income	1,254	1,158	309	2,721
Noninterest expense	1,115	6,365	165	7,645

Income before taxes	159	2,361	132	2,652
Income taxes	55	518	45	618

Net Income	$104	$1,843	$87	$2,034

(In Thousands of Dollars)
For the Six Months Ended	Trust	Bank		Consolidated
June 30, 2010	Segment	Segment	Others	Totals
Net interest income	$39	$17,971	$(20)	$17,990
Provision for loan losses	0	4,378	0	4,378
Service fees, security gains and other noninterest income	2,486	2,226	345	5,057
Noninterest expense	2,257	12,711	209	15,177

Income before taxes	268	3,108	116	3,492
Income taxes	93	479	39	611

Net Income	$175	$2,629	$77	$2,881

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
For the three months ended June 30, 2011, the Company reported net income of $2.1 million, compared to $2.0 million for the second quarter of 2010. Net income for the six months ended June 30, 2011 was $3.8 million compared to $2.9 million for the same six month period in 2010, representing a 32% increase. Income from trust fees and investment commissions increased 18% during the same six month period. The increases reflect the continued benefit from the strategy to diversify income streams. On a per share basis, net income was $0.11 per diluted share compared $0.15 for the second quarter ended June 30, 2010. The tangible common equity ratio increased to 10.11% at June 30, 2011 as compared to 7.92% at June 30, 2010, mainly as a result of the successful common share offering completed in the first quarter of 2011. The provision for loan losses decreased from $4.4 million for the six month period ending June 30, 2010 to $3.0 million for the six months ended June 30, 2011. This 33% decrease is a result of improved credit quality, as net charge-offs have declined from $3.5 million for the first six months of 2010 to $1.4 million for the same period in 2011. There has also been a decline in 30-89 day delinquencies, from $5.7 million at June 30, 2010 to $3.8 million at June 30, 2011.

The Company’s total assets reported at June 30, 2011 were $1.01 billion, which remains unchanged compared to $1.01 billion in total assets recorded at June 30, 2010. Net loans were reported at $557.8 million at June 30, 2011, versus $605.0 million at the same time in 2010, a decrease of $47.2 million, or 7.8%. The decline in loans, particularly in the first quarter of 2011, is related to seasonality in the retail lending portfolio and slow economic growth. The decline in loan balances resulted in a lower level of loan income for the current quarter. Over this same period, deposits increased $9.4 million, or 1.2%, from $760.7 million at June 30, 2010 to $770.1 million at June 30, 2011.
Stockholders’ equity totaled $108.6 million, or 10.7% of total assets, at June 30, 2011, an increase of $21.6 million, or 24.8%, compared to $87.0 million at June 30, 2010. The increase in equity was primarily the result of the successful common share offering completed in the first quarter of 2011, adding approximately $14 million in capital. The increase is also the result of net income, offset by mark to market adjustments in the Company’s investment securities and cash dividends paid to shareholders during the past twelve months. Shareholders received a $0.03 per share cash dividend on June 30, 2011 and a total of $0.12 per share cash dividends paid in the past four quarters. Book value per share decreased 9.4% from $6.41 per share at June 30, 2010 to $5.81 per share at June 30, 2011. This decrease is mainly the result of the increase in shares outstanding, which includes the 5 million shares issued in the first quarter 2011 common share offering, which were offered at $3.00 per share. The Company’s tangible book value per share also decreased 7.3% from $5.88 per share at June 30, 2010 to $5.45 per share at June 30, 2011.
Results of Operations
The following is a comparison of selected financial ratios and other results at or for the three-month and six month periods ending June 30, 2011 and 2010:

	At or for the Three Months		At or for the Six Months
	Ended June 30,		Ended June 30,
(In Thousands, except Per Share Data)	2011	2010	2011	2010
Total Assets	$1,014,221	$1,014,804	$1,014,221	$1,014,804
Net Income	$2,117	$2,034	$3,807	$2,881
Basic and Diluted Earnings Per Share	$.11	$.15	$.21	$.21
Return on Average Assets (Annualized)	.83%	.79%	.76%	.57%
Return on Average Equity (Annualized)	8.05%	9.78%	7.69%	6.89%
Efficiency Ratio (tax equivalent basis)	64.42%	62.15%	63.50%	62.93%
Equity to Asset Ratio	10.71%	8.57%	10.71%	8.57%
Tangible Common Equity Ratio *	10.11%	7.92%	10.11%	7.92%
Dividends to Net Income	26.45%	19.96%	29.39%	28.18%
Net Loans to Assets	55.00%	59.62%	55.00%	59.62%
Loans to Deposits	73.85%	80.62%	73.85%	80.62%

*	The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of June 30, 2011 and 2010, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

(In Thousands of Dollars)	June 30, 2011	June 30, 2010
Reconciliation of Common Stockholders’ Equity to Tangible Common Equity
Stockholders’ Equity	$108,576	$86,991
Less Goodwill and other intangibles	6,665	7,210

Tangible Common Equity	$101,911	$79,781

(In Thousands of Dollars)	June 30, 2011	June 30, 2010
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,014,221	$1,014,804
Less Goodwill and other intangibles	6,665	7,210

Tangible Assets	$1,007,556	$1,007,594

Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$562,446	$8,444	6.02%	$599,884	$9,286	6.21%
Taxable securities (4)	269,339	2,048	3.05	255,423	2,261	3.55
Tax-exempt securities (4) (6)	76,049	1,111	5.86	58,103	875	6.04
Equity Securities (2) (6)	4,343	53	4.89	4,126	47	4.57
Federal funds sold	40,287	10	0.10	36,325	15	0.17

Total earning assets	952,464	11,666	4.91	953,861	12,484	5.25

NONEARNING ASSETS

Cash and due from banks	18,820			22,933
Premises and equipment	13,794			14,405
Allowance for Loan Losses	(10,563)			(8,048)
Unrealized gains (losses) on securities	6,073			8,245
Other assets (3)	43,244			41,877

Total Assets	$1,023,832			$1,033,273

INTEREST-BEARING LIABILITIES

Time deposits	$248,816	$1,280	2.06%	$300,567	$1,912	2.55%
Savings deposits	332,426	385	0.46	295,564	471	0.64
Demand deposits	109,679	19	0.07	107,979	37	0.14
Short term borrowings	117,610	104	0.35	146,094	234	0.64
Long term borrowings	23,643	249	4.22	25,357	269	4.26

Total Interest-Bearing Liabilities	832,174	2,037	0.98	875,561	2,923	1.34

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	82,715			70,528
Other Liabilities	3,399			3,733
Stockholders’ equity	105,544			83,451

Total Liabilities and Stockholders’ Equity	$1,023,832			$1,033,273

Net interest income and interest rate spread		$9,629	3.93%		$9,561	3.91%

Net interest margin			4.05%			4.02%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $401 thousand and $564 thousand for 2011 and 2010 respectively and is reduced by amortization of $441 thousand and $448 thousand for 2011 and 2010 respectively.

(6)	For 2011, adjustments of $90 thousand and $382 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2010, adjustments of $94 thousand and $291 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$567,849	$16,998	6.04%	$600,034	$18,612	6.26%
Taxable securities (4)	252,588	3,917	3.13	248,726	4,502	3.65
Tax-exempt securities (4) (6)	76,557	2,235	5.89	58,449	1,760	6.07
Equity Securities (2) (6)	4,235	99	4.71	4,126	100	4.89
Federal funds sold	34,920	19	0.11	31,063	24	0.16

Total earning assets	936,149	23,268	5.01	942,398	24,998	5.35

NONEARNING ASSETS

Cash and due from banks	22,943			22,705
Premises and equipment	13,840			14,394
Allowance for Loan Losses	(10,064)			(7,565)
Unrealized gains (losses) on securities	4,851			7,383
Other assets (3)	42,412			41,941

Total Assets	$1,010,131			$1,021,256

INTEREST-BEARING LIABILITIES

Time deposits	$250,811	$2,588	2.08%	$310,383	$4,080	2.65%
Savings deposits	328,139	757	0.47	288,020	1,000	0.70
Demand deposits	110,469	37	0.07	106,474	85	0.16
Short term borrowings	111,586	201	0.36	134,673	519	0.78
Long term borrowings	23,819	500	4.23	25,999	551	4.27

Total Interest-Bearing Liabilities	824,824	4,083	1.00	865,549	6,235	1.45

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	82,074			69,194
Other Liabilities	3,356			2,252
Stockholders’ equity	99,877			84,261

Total Liabilities and Stockholders’ Equity	$1,010,131			$1,021,256

Net interest income and interest rate spread		$19,185	4.01%		$18,763	3.90%

Net interest margin			4.14%			4.02%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $837 thousand and $994 thousand for 2011 and 2010 respectively and is reduced by amortization of $888 thousand and $882 thousand for 2011 and 2010 respectively.

(6)	For 2011, adjustments of $178 thousand and $767 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2010, adjustments of $188 thousand and $585 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net interest income. Net interest income was $9.2 million for the second quarter of 2011, which compares to $9.2 million in the second quarter of 2010. The net interest margin to average earning assets on a fully taxable equivalent basis improved 3 basis points to 4.05% for the three months ended June 30, 2011, compared to 4.02% for the same period in the prior year. In comparing the quarters ending June 30, 2011 and 2010, yields on earning assets decreased 34 basis points, while the cost of interest bearing liabilities decreased 36 basis points.
On a year-to-date basis, net interest income improved to $18.2 million for the six month period ended June 30, 2011, compared to $18.0 million in the same period in 2010. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 4.14% for the six months ended June 30, 2011, compared to 4.02% for the same period in the prior year.
Noninterest Income. Noninterest income was $2.7 million for the second quarter of 2011, which compares to $2.7 million for the same quarter of 2010. Trust fees were $1.4 million for the quarter ended June 30, 2011, an increase of $168 thousand, or 14.0%, compared to the same quarter in 2010. Investment commissions also increased for the quarter ended June 30, 2011 to $263 thousand compared to $129 thousand in the same quarter in 2010. The increase in both the trust fees and investment commissions can be attributed to equity market appreciation during the current quarter, as most of the fee income is based on fair market values of invested securities.
Noninterest income for the six months ended June 30, 2011 was $5.3 million, compared to $5.1 million for the same period in 2009. The increase in noninterest income is primarily due to increases in trust fee income and investment commissions in 2011 of $274 thousand and $214 thousand, respectively. As with the current quarter, the six month increase in trust and investment commissions is related to the equity markets’ appreciation.
Noninterest Expense. Noninterest expense totaled $8.1 million for the second quarter of 2011, which is $447 thousand more than the $7.6 million in the same quarter in 2010. Most of this increase is a result of a $384 thousand increase in salaries and employee benefits, resulting from a higher number of employees in the current period.
Noninterest expenses for the six months ended June 30, 2011 was $15.9 million, compared to $15.2 million for the same period in 2010, representing an increase of $729 thousand, or 4.8%. The increase is mainly the result of a $595 thousand increase in salaries and employee benefits. Salaries and benefits increased as a result of added employees in the new loan production office and an accrual of salary expense from the separation agreement with a key employee.
The following is a detail of non-interest expense line items classified between the Trust and the other entities in the Company for the three month and six month periods ending June 30, 2011 and 2010:

	For the Three Months Ended
	June 30, 2011			June 30, 2010
	Trust	Bank and	Total	Trust	Bank and	Total
(In Thousands of Dollars)	Company	Others	Company	Company	Others	Company
Noninterest expense
Salaries and employee benefits	$704	$3,779	$4,483	$630	$3,469	$4,099
Occupancy and equipment	130	792	922	124	768	892
State and local taxes	24	214	238	29	195	224
Professional fees	12	255	267	15	366	381
Advertising	3	208	211	0	147	147
FDIC insurance	0	244	244	0	317	317
Intangible amortization	112	0	112	145	0	145
Core processing charges	0	245	245	0	237	237
Other operating expenses	164	1,206	1,370	172	1,031	1,203

Total noninterest expense	$1,149	$6,943	$8,092	$1,115	$6,530	$7,645

	For the Six Months Ended
	June 30, 2011			June 30, 2010
	Trust	Bank and	Total	Trust	Bank and	Total
(In Thousands of Dollars)	Company	Others	Company	Company	Others	Company
Noninterest expense
Salaries and employee benefits	$1,416	$7,255	$8,671	$1,280	$6,796	$8,076
Occupancy and equipment	269	1,569	1,838	248	1,569	1,817
State and local taxes	49	436	485	59	397	456
Professional fees	23	480	503	30	660	690
Advertising	3	353	356	2	275	277
FDIC insurance	0	592	592	0	620	620
Intangible amortization	255	0	255	290	0	290
Core processing charges	0	490	490	0	476	476
Other operating expenses	334	2,382	2,716	348	2,127	2,475

Total noninterest expense	$2,349	$13,557	$15,906	$2,257	$12,920	$15,177

The Company’s tax equivalent efficiency ratio for the three month period ended June 30, 2011 was 64.42% compared to 62.15% for the same period in 2010. The decline in the efficiency ratio was the result of the $46 thousand decrease in net interest income and noninterest income, and a $447 thousand increase in noninterest expense.
The Company’s tax equivalent efficiency ratio for the six month period ended June 30, 2011 was 63.50% compared to 62.93% in the prior year’s same six month period. The decline in the efficiency ratio was the result of the $729 thousand increase in noninterest expense.
Income Taxes. Income tax expense totaled $567 thousand for the quarter ended June 30, 2011 and $618 thousand tax expense for the quarter ended June 30, 2010. The decrease in the current quarter can be attributed to the $145 thousand increase in tax exempt income from state and local government securities.
Income tax expense was $888 thousand for the first six months of 2011 and $611 thousand for the first six months of 2010. The effective tax rate for the first six months of 2011 was 18.91%, compared to 17.50% for the same period in 2010. The effective tax rate increase over the same period in 2010 was due to the recognition of tax benefits related to the arbitration and subsequent settlement surrounding the acquisition of the Trust company during the first six months of 2010.
Other Comprehensive Income. For the quarter ended June 30, 2011, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $3.8 million, compared to an unrealized gain of $3.0 million for the same period in 2010. Management believes the increases in fair value for the three month periods ending June 30 in 2011 and 2010 are the result of the continued low interest rate environment that exists in the debt securities market.
For the first six months of 2011, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $3.8 million, compared to an unrealized gain of $4.1 million for the same period in 2010. Management believes the increase in fair value for the periods in 2011 and 2010 is largely due to lower market interest rates.

Financial Condition
Cash and cash equivalents. Cash and cash equivalents increased $7.8 million during the first six months of 2011. The Company expects these levels to remain steady over the next few months. The increase is a result of management’s effort to keep a larger balance in federal funds sold for unforeseen liquidity purposes
Securities. Securities available-for-sale increased by $44.0 million since December 31, 2010. Securities were purchased in an effort to increase returns on some of the cash available from the additional core deposit account balances and repurchase agreements sold during the period. There was a $5.9 million increase in the net unrealized gains on securities during the first six months of 2011.
Loans. Gross loans decreased $21.7 million, or 3.67%, since December 31, 2010. The commercial real estate loan and residential real estate loan portfolios decreased $8.5 million and $7.8 million, respectively, accounting for the majority of the decrease in gross loans during the first six months of 2011. The decline in loans is related to seasonality in the retail lending portfolio and slow economic growth in the Mahoning Valley. The decline in loan balances resulted in a lower level of loan income for the current quarter. On a fully tax equivalent basis, loans contributed 73.05% of total interest income for the six months ended June 30, 2011 and 74.45% for the same period in 2010.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below.
Asset Quality History
(In Thousands of Dollars)

	6/30/11	3/31/11	12/31/10	9/30/10	6/30/10

Nonperforming loans	$7,865	$11,011	$8,901	$9,207	$9,954

Nonperforming loans as a % of total loans	1.38%	1.91%	1.51%	1.52%	1.62%

Loans delinquent 30-89 days	3,758	3,392	7,924	5,888	5,652
Loans delinquent 30-89 days as a % of total loans	.66%	.59%	1.34%	.97%	.92%

Allowance for loan losses	$10,876	$10,137	$9,307	$7,785	$8,255

Allowance for loan losses as a % of loans	1.91%	1.76%	1.58%	1.28%	1.35%
Allowance for loan losses as a % of nonperforming loans	138.28%	92.06%	104.56%	84.56%	82.93%
Annualized net charge-offs to average net loans outstanding	.24%	.74%	.46%	1.31%	1.04%

Non-performing assets	8,664	11,867	9,433	9,533	10,099
Non-performing assets as a % of total assets	0.85%	1.17%	.96%	.90%	1.00%

Net charge-offs for the quarter	336	1,045	677	1,970	1,565
For six months ended June 30, 2011, management provided $3.0 million to the allowance for loan losses, a decrease of $1.4 million over the same six month period in the prior year. This 32% decrease is a result of improved credit quality, as net charge-offs have declined from $3.5 million for the first six months of 2010 to $1.4 million for the same period in 2011. There has also been a decline in the 30-89 day delinquencies, from $5.7 million at June 30, 2010 to $3.8 million at June 30, 2011. The ratio of nonperforming loans to total loans decreased from 1.62% at June 30, 2010 to 1.38% at June 30, 2011. Non-performing loans totaled $7.9 million at June 30, 2011, a decrease of $2.1 million, compared to June 30, 2010. The decrease compared to the prior period is primarily related to lower levels of non-performing commercial and commercial real estate loans. On June 30, 2011, the ratio of the allowance for loan losses (ALLL) to non-performing loans was 138%, compared to 83% at June 30, 2010. At June 30, 2011, the ALLL/total loan ratio was 1.91% compared to 1.35% at June 30, 2010. This ALLL/total loan ratio’s increase over the past twelve months is mainly the result of loan balances declining from $613.3 million at June 30, 2010 to $568.7 million at June 30, 2011. The residential and consumer portfolios have experienced some deterioration during the six month period ending June 30, 2011. In addition, real estate values have continued to depreciate, causing management to provide more to the ALLL.

For the three months ended June 30, 2011, management provided $1.1 million to the allowance for loan losses, a decrease of $800 thousand from the preceding quarter and a decrease of $525 thousand over the same three month period in the prior year. Net charge-offs for the quarter ending June 30, 2011 were $336 thousand compared to $1.0 million and $1.6 million for the first quarter of 2011 and the second quarter of 2010, respectively. The provision for loan losses exceeded net charge-offs for the three month period ended June 30, 2011 which is mainly due to an unusually high amount of recoveries during quarter ending June 30, 2011. Recoveries for the three month period ending June 30, 2011 were $699 thousand compared to $214 thousand and $125 thousand for the quarters ending March 31, 2011 and June 30, 2010, respectively.
Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at June 30, 2011 to be adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.
Deposits. Total deposits increased $9.0 million, or 1.18%, since December 31, 2010. Balances in the Company’s non-interest bearing deposits increased $3.8 million, or 4.92%, between December 31, 2010 and June 30, 2011. Money market accounts also increased $8.4 million between December 31, 2010 and June 30, 2011. Time deposit accounts decreased $6.4 million, or 2.51%, during the six month period, as customers continued to move deposit dollars from time deposits seeking liquidity. The Company’s focus is on core deposit growth and the Company will continue to price deposit rates to remain competitive within the market and to retain customers. At June 30, 2011, core deposits — savings and money market accounts, time deposits less than $100,000 and demand deposits — represented approximately 85% of total deposits.
Borrowings. Total borrowings increased $1.9 million, or 1.48%, since December 31, 2010. The increase in borrowings is the result of an increase in securities sold under repurchase agreements offset by a decrease in Federal Home Loan Bank (“FHLB”) advances. Repurchase agreements increased $3.1 million while federal home loan advances decreased $1.1 million during the first six months of 2011. The increase in repurchase agreements is due to an increase in public funds deposits and the decrease in FHLB advances is the result of normal pay down of the advances.
Capital Resources. Total stockholders’ equity increased from $88.0 million at December 31, 2010 to $108.6 million at June 30, 2011. The increase is a result of the successful completion by the Company of a 5,000,000 common share offering during January 2011, which injected approximately $14 million into the Company. The increase is also the result of net income and mark to market adjustments in the Company’s investment securities partially offset by cash dividends paid to shareholders during the past twelve months. Shareholders received a $0.03 per share cash dividend on June 30, 2011 and a total of $0.06 per share cash dividends paid in the past two quarters. Book value per share decreased 9.9% from $6.45 per share at December 31, 2010 to $5.81 per share at June 30, 2011. This decrease is mainly the result of the sale of stock at less than book value.
The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of June 30, 2011 the Company’s total risk-based capital ratio stood at 16.94%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.65% and 9.41%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2011.

Due to the continuing growth in Farmers Bank’s business and the increase in its allowance for loan losses associated with current economic conditions, senior management and the Board have determined that higher levels of capital are appropriate. The OCC concurred in the Board’s view that additional capital would be beneficial in supporting its continued growth and operations. As a result, effective February 2, 2010, the OCC proposed and Farmers Bank accepted the following individual minimum capital requirements for Farmers Bank: Tier I Capital to Adjusted Total Assets of 7.20% and Total Capital to Risk-Weighted Assets of 11.00%. At June 30, 2011, the Bank is in compliance with these minimum capital requirements.
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
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s trust subsidiary to provide quality, cost-effective trust services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of the Trust, is estimated by reviewing the past and projected operating results for the subsidiary and trust banking industry comparable information.
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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to insure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on an approved line of credit at a major domestic bank. At June 30, 2011, this line of credited totaled $15.0 million and the Bank had not borrowed against this line. In addition, the Company has a $1.5 million revolving line of credit with a correspondent bank. The outstanding balance at June 30, 2011 was $1.1 million. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of June 30, 2011, the Bank had outstanding balances with the FHLB of Cincinnati of $23.4 million with additional borrowing capacity of approximately $77.6 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.
The primary investing activities of the Company are originating loans and purchasing securities. During the first six months of 2011, net cash used by investing activities amounted to $24.7 million, compared to $17.5 million used in investing activities for the same period in 2010. Purchases of securities amounted to $63.3 million used during the first six months of 2011 compared to $39.0 million used during the same period in 2010. $19.8 million in net cash provided by loan originations and payments during the first six months of 2011, compared to $7.6 million used in loan originations and payments during the same period in 2010, accounted for a majority of the $7.3 million change in cash provided by investing activities. The cash provided by lending activities during this year’s first six month period can be attributed to a reduction to the activity in the indirect, consumer real estate, and the commercial loan portfolios.
The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $23.8 million for the first six months of 2011, compared to $7.3 million used by financing activities for the same period in 2010. $13.8 million of this change is a result of the issuance of the Company’s common and treasury shares during the public offering during the first quarter of 2011. A smaller increase of $8.9 million in the short term borrowings category, compared to prior year, along with $9.0 million in cash provided by deposits in 2011 compared to $16.9 million in cash used for deposits in 2010 accounted for the remaining differences in financing activities.
Off-Balance Sheet Arrangements
In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $82.8 million at June 30, 2011 and $68.3 million at December 31, 2010.

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
For example, state consumer financial protection laws historically have been preempted in their application to national banking associations by the National Bank Act and rules and interpretations adopted by the Office of the Comptroller of the Currency (“OCC”) under that statute. Federal preemption of these laws will be diminished under the new regulatory regime. As Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. In this respect, the Company will be subject to regulation by the new Bureau of Consumer Financial Protection (the “Bureau”) under the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Company.
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

Changes In Interest Rate	June 30, 2011	December 31, 2010	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+200	-3.11%	-3.54%	15.00%
-200	-4.37%	-3.10%	15.00%
Net Present Value
Of Equity Change
+200	.89%	-2.24%	20.00%
-200	-34.87%	-32.08%	20.00%
The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using June 30, 2011 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 200 basis points (2%). This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 200 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures
Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There was no treasury stock purchased by the issuer during the second quarter of 2011.

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

3.2	Amended Code of Regulations of Farmers National Banc Corp. (filed herewith).

10.1	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.2	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2011).

10.3	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2011).

10.4
Retirement Agreement by and between Farmers National Banc Corp., the Farmers National Bank of Canfield and Frank L. Paden (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2011).

31.1		Rule 13a-14(a)/15d-14(a) Certification of John S. Gulas, President and Chief Executive Officer of the Company (filed herewith).

31.2		Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1		Certification pursuant to 18 U.S.C. Section 1350 of John S. Gulas, President and Chief Executive Officer of the Company (filed herewith).

32.2		Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101	*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 9, 2011

/s/John S. Gulas John S. Gulas
President and Chief Executive Officer

Dated: August 9, 2011

/s/Carl D. Culp Carl D. Culp
Executive Vice President and Treasurer