Form 10-Q
period 2011-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2011-11-08
CIK 709337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2011
Commission file number 001-35296
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, No Par Value	18,729,720 shares

Page Number
PART I — FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

Included in Part I of this report:

Farmers National Banc Corp. and Subsidiaries

Consolidated Balance Sheets	1

Consolidated Statements of Income and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Unaudited Consolidated Financial Statements	4-21

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-34

Item 3 Quantitative and Qualitative Disclosures About Market Risk	34

Item 4 Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1 Legal Proceedings	35

Item 1A Risk Factors	35

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3 Defaults Upon Senior Securities	35

Item 4 (Removed and Reserved)	35

Item 5 Other Information	35

Item 6 Exhibits	36

SIGNATURES	37

10-Q Certifications

Section 906 Certifications

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

CONSOLIDATED BALANCE SHEETS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	Sept 30,	December 31,
	2011	2010

ASSETS
Cash and due from banks	$10,930	$11,666
Federal funds sold and other	83,959	25,639

TOTAL CASH AND CASH EQUIVALENTS	94,889	37,305

Securities available for sale	382,853	314,347

Loans	567,995	590,367
Less allowance for loan losses	10,984	9,307

NET LOANS	557,011	581,060

Premises and equipment, net	14,676	13,944
Bank owned life insurance	14,842	11,529
Goodwill	3,709	3,709
Other intangibles	2,844	3,211
Other assets	15,581	17,646

TOTAL ASSETS	$1,086,405	$982,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$89,854	$77,728
Interest-bearing	716,344	683,322

TOTAL DEPOSITS	806,198	761,050

Short-term borrowings	139,084	105,634
Long-term borrowings	23,302	24,733
Other liabilities	3,963	3,286

TOTAL LIABILITIES	972,547	894,703

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock — Authorized 25,000,000 shares; issued 18,729,733 in 2011 and 15,699,184 in 2010	104,137	96,142
Retained (deficit) earnings	(346)	14,502
Accumulated other comprehensive income	10,067	2,907
Treasury stock, at cost; 13 shares in 2011 and 2,053,149 in 2010	0	(25,503)

TOTAL STOCKHOLDERS’ EQUITY	113,858	88,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,086,405	$982,751

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2011	2010	2011	2010

INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,303	$9,329	$25,123	$27,753
Taxable securities	2,121	2,183	6,038	6,685
Tax exempt securities	725	584	2,193	1,759
Dividends	48	45	147	145
Federal funds sold and other interest income	21	19	40	43

TOTAL INTEREST AND DIVIDEND INCOME	11,218	12,160	33,541	36,385

INTEREST EXPENSE
Deposits	1,660	2,068	5,042	7,233
Short-term borrowings	75	210	276	729
Long-term borrowings	248	267	748	818

TOTAL INTEREST EXPENSE	1,983	2,545	6,066	8,780

NET INTEREST INCOME	9,235	9,615	27,475	27,605
Provision for loan losses	700	1,500	3,650	5,878

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,535	8,115	23,825	21,727

NONINTEREST INCOME
Service charges on deposit accounts	562	556	1,535	1,531
Bank owned life insurance income, including death benefits	143	128	421	385
Trust fees	1,354	1,254	4,057	3,683
Security gains	0	1,161	0	1,158
Impairment of equity securities	(11)	0	(11)	0
Insurance agency commissions	28	32	120	204
Investment commissions	215	132	669	372
Other operating income	405	434	1,216	1,421

TOTAL NONINTEREST INCOME	2,696	3,697	8,007	8,754

NONINTEREST EXPENSES
Salaries and employee benefits	4,184	4,209	12,855	12,285
Occupancy and equipment	1,030	925	2,868	2,742
State and local taxes	233	224	718	680
Professional fees	257	379	760	1,069
Advertising	265	199	621	476
FDIC insurance	171	340	763	960
Intangible amortization	112	145	367	435
Core processing charges	253	266	743	742
Other operating expenses	1,672	1,230	4,388	3,705

TOTAL NONINTEREST EXPENSES	8,177	7,917	24,083	23,094

INCOME BEFORE INCOME TAXES	3,054	3,895	7,749	7,387
INCOME TAXES	683	1,041	1,571	1,652

NET INCOME	$2,371	$2,854	$6,178	$5,735

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in net unrealized gains on securities, net of reclassifications	3,348	1,537	7,160	5,592

COMPREHENSIVE INCOME	$5,719	$4,391	$13,338	$11,327

NET INCOME PER SHARE — basic and diluted	$0.13	$0.21	$0.34	$0.42

DIVIDENDS PER SHARE	$0.03	$0.03	$0.09	$0.09

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES
(Unaudited)

	(In Thousands of Dollars)
	Nine Months Ended
	Sept 30,	Sept 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,178	$5,735
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,650	5,878
Depreciation and amortization	1,210	1,284
Net amortization of securities	3,475	1,727
Security gains	0	(1,158)
Impairment of equity securities	11	0
Loss on sale of other real estate owned	132	48
Earnings on bank owned life insurance	(421)	(385)
Net change in other assets and liabilities	(1,149)	1,145

NET CASH FROM OPERATING ACTIVITIES	13,086	14,274

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	28,058	44,931
Proceeds from sales of securities available for sale	3,361	48,887
Purchases of securities available for sale	(92,397)	(114,231)
Loan originations and payments, net	19,885	(4,101)
Proceeds from sale of other real estate owned	345	354
Purchase of bank owned life insurance	(3,000)	0
Proceeds from BOLI death benefit	108	0
Additions to premises and equipment	(1,500)	(719)

NET CASH FROM INVESTING ACTIVITIES	(45,140)	(24,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	45,148	(16,527)
Net change in short-term borrowings	33,450	49,087
Repayment of Federal Home Loan Bank borrowings and other debt	(1,431)	(2,212)
Cash dividends paid	(1,681)	(1,218)
Proceeds from dividend reinvestment	380	364
Net proceeds from issuance of common shares	13,772	0

NET CASH FROM FINANCING ACTIVITIES	89,638	29,494

NET CHANGE IN CASH AND CASH EQUIVALENTS	57,584	18,889

Beginning cash and cash equivalents	37,305	51,160

Ending cash and cash equivalents	$94,889	$70,049

Supplemental cash flow information:
Interest paid	$6,127	$9,098
Income taxes paid	$3,065	$1,030

Supplemental noncash disclosures:
Transfer of loans to other real estate	$514	$354
See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation:
Farmers National Banc Corp. (the “Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (the “Bank”). The Company provides trust services through its subsidiary, Farmers Trust Company (the “Trust”), and insurance services through the Bank’s subsidiary, Farmers National Insurance. The consolidated financial statements include the accounts of the Company, the Bank, the Trust and Farmers National Insurance. All significant intercompany balances and transactions have been eliminated in the consolidation.
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
Shareholders’ Equity:
The Company successfully completed a rights and public offering of 5,000,000 common shares in January 2011. As part of this rights offering the Company issued 2,946,864 authorized but unissued common shares and reissued 2,053,136 shares of treasury stock. Total proceeds from the offering net of offering costs of $1.2 million were $13.8 million. Since the Company’s cost basis of the treasury shares was greater than the price paid for common shares issued in the rights offering, the difference of $19.3 million was recorded as a reduction to retained earnings. Other changes to retained earnings for the nine months ended September 30, 2011 were net income of $6.2 million and partially offset by dividends paid to shareholders of $1.7 million. In addition to the rights and public offering, common shares increased by $380 thousand during the nine months ended September 30, 2011 due to the issuance of 83,685 common shares through the Company’s dividend reinvestment program. Accumulated other comprehensive income increased $7.2 million from December 31, 2010 to September 30, 2011 due to the after tax impact of increases in fair value of securities available for sale during that period.

Securities:
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses	Value
U.S. Treasury and U.S. government sponsored entities	$99,571	$4,991	$0	$104,562
State and political subdivisions	79,154	3,951	(64)	83,041
Mortgage-backed securities — residential	165,468	6,165	(137)	171,496
Collateralized mortgage obligations	21,911	295	0	22,206
Equity securities	138	290	(6)	422
Other securities	1,124	13	(11)	1,126

Totals	$367,366	$15,705	$(218)	$382,853

(In Thousands of Dollars)
December 31, 2010
U.S. Treasury and U.S. government sponsored entities	$66,968	$2,767	$(160)	$69,575
State and political subdivisions	81,397	1,215	(2,146)	80,466
Mortgage-backed securities — residential	140,681	4,099	(1,003)	143,777
Collateralized mortgage obligations	20,021	1	(362)	19,660
Equity securities	149	66	(16)	199
Other securities	658	18	(6)	670

Totals	$309,874	$8,166	$(3,693)	$314,347

There were no security sales during the three months ended September 30, 2011 and only one security sale during the nine month period ended September 30, 2011. Proceeds from the sale were $3.4 million with no gain or loss recognized. Proceeds from the sale of securities were $48.9 million for the nine months ended September 30, 2010. Gross gains of $1.2 million were realized on these sales during 2010. Gross losses of $3 thousand were realized during the nine month period ending September 30, 2010.
Proceeds from sales of securities were $47.0 million for the three months ended September 30, 2010. Gross gains of $1.2 million were realized on these sales during the three month period ended September 30, 2010.
The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed and CMO securities are not due at a single maturity date and are shown separately.

	September 30, 2011
(In Thousands of Dollars)	Amortized	Fair
Maturity	Cost	Value
Within one year	$11,261	$11,541
One to five years	107,462	112,160
Five to ten years	37,301	38,963
Beyond ten years	23,825	26,065
Mortgage-backed and CMO securities	187,379	193,702

Total	$367,228	$382,431

The following table summarizes the investment securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasury and U.S. government-sponsored entities	$249	$(0)	$276	$(5)	$525	$(5)
State and political subdivisions	5,145	(17)	919	(47)	6,064	(64)
Mortgage-backed securities — residential	3,768	(25)	9,927	(112)	13,695	(137)
Equity securities	0	0	6	(6)	6	(6)
Other securities	503	(6)	0	0	503	(6)

Total	$9,665	$(48)	$11,128	$(170)	$20,793	$(218)

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasury and U.S. government-sponsored entities	$8,458	$(160)	$313	$(6)	$8,771	$(166)
State and political subdivisions	36,118	(1,981)	790	(165)	36,908	(2,146)
Mortgage-backed securities — residential	45,567	(1,002)	26	(1)	45,593	(1,003)
Collateralized mortgage obligations	19,594	(362)	0	0	19,594	(362)
Equity securities	0	0	8	(16)	8	(16)

Total	$109,737	$(3,505)	$1,137	$(188)	$110,874	$(3,693)

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
After considering the financial condition and near-term prospects of the issuers, the Company recorded an other-than-temporary pre-tax charge for impairment against common stock equity securities issued by regional banking companies in the amount of $11 thousand, with a related tax benefit of $4 thousand, during the three and nine month periods ended September 30, 2011.
As of September 30, 2011, the Company’s security portfolio consisted of 419 securities, 54 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of state and political subdivisions and mortgage-backed securities as discussed below.
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
Unrealized losses on debt securities at September 30, 2011 relative to obligations of state and political subdivisions have not been recognized into income. Generally, these debt securities have maintained their investment grade ratings and management does not have the intent to sell these securities before their anticipated recovery, which may be at maturity.
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

Loans:
Loan balances were as follows:

	September 30,	December 31,
(In Thousands of Dollars)	2011	2010
Commercial real estate
Owner occupied	$99,563	$111,261
Non-owner occupied	75,757	76,592
Other	15,960	16,582
Commercial	76,208	76,635
Residential real estate
1-4 family residential	146,916	154,132
Home equity lines of credit	22,893	23,624
Consumer
Indirect	115,622	116,999
Direct	11,776	11,302
Other	1,492	1,485

Subtotal	566,187	588,612
Net deferred loan (fees) costs	1,808	1,755
Allowance for loan losses	(10,984)	(9,307)

Net loans	557,011	$581,060

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ending September 30, 2011:
Three Months Ended September 30, 2011

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance, July 1, 2011	$6,053	$1,886	$1,542	$1,123	$272	$10,876
Provision for loan losses	13	79	263	38	307	700
Recoveries	3	2	7	226	—	238
Loans charged off	(296)	(32)	(190)	(312)	—	(830)

Ending balance, September 30, 2011	$5,773	$1,935	$1,622	$1,075	$579	$10,984

Nine Months Ended September 30, 2011

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance, January 1, 2011	$5,780	$1,707	$881	$875	$64	$9,307
Provision for loan losses	918	413	1,417	387	515	3,650
Recoveries	11	36	410	694	—	1,151
Loans charged off	(936)	(221)	(1,086)	(881)	—	(3,124)

Ending balance, September 30, 2011	$5,773	$1,935	$1,622	$1,075	$579	$10,984

The following table presents the activity in the allowance for loan losses for the three and nine months ending September 30, 2010.

	Three Months Ended	Nine Months Ended
(In Thousands of Dollars)	September 30, 2010	September 30, 2010
Allowance for loan losses
Beginning balance	$8,255	$7,400
Provision for loan losses	1,500	5,878
Recoveries	152	424
Loans charged off	(2,122)	(5,917)

Ending balance	$7,785	$7,785

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs but excludes accrued interest receivable, which is not considered to be material:
September 30, 2011

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$719	$382	$—	$—	$—	$1,101
Collectively evaluated for impairment	5,054	1,553	1,622	1,075	579	9,883

Total ending allowance balance	$5,773	$1,935	$1,622	$1,075	$579	$10,984

Loans:
Loans individually evaluated for impairment	$7,565	$1,376	$—	$—	$—	$8,941
Loans collectively evaluated for impairment	183,193	74,832	169,138	131,891	—	559,054

Total ending loans balance	$190,758	$76,208	$169,138	$131,891	$—	$567,995

December 31, 2010

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$572	$33	$—	$—	$—	$605
Collectively evaluated for impairment	5,208	1,674	881	875	64	8,702

Total ending allowance balance	$5,780	$1,707	$881	$875	$64	$9,307

Loans:
Loans individually evaluated for impairment	$6,045	$1,015	$—	$—	$—	$7,060
Loans collectively evaluated for impairment	197,849	75,620	177,067	132,771	—	583,307

Total ending loans balance	$203,894	$76,635	$177,067	$132,771	$—	$590,367

Interest income recognized during impairment for the three and nine months ending September 30, 2011 and September 30, 2010 was immaterial.
The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010 and the average recorded investment by class for the nine and three months ended September 30, 2011:
(In Thousands of Dollars)
September 30, 2011

				Nine	Three
				Months	Months
			Allowance	Ended	Ended
	Unpaid		for Loan	Average	Average
	Principal	Recorded	Losses	Recorded	Recorded
	Balance	Investment	Allocated	Investment	Investment
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,051	$1,057	$—	$1,130	$1,092
Non-owner occupied	350	351	—	477	387
Other	730	731	—	796	765
Commercial	602	602	—	652	615
Residential real estate
1-4 family residential	609	611	—	607	609
Home equity lines of credit	—	—	—	—	—
Consumer
Indirect	—	—	—	—	—
Direct	—	—	—	—	—
Other	—	—	—	—	—
With an allowance recorded:
Commercial real estate
Owner occupied	2,790	2,793	102	2,960	2,837
Non-owner occupied	2,633	2,633	617	2,991	2,904
Other	—	—	—	—	—
Commercial	772	774	382	746	764
Residential real estate
1-4 family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer
Indirect	—	—	—	—	—
Direct	—	—	—	—	—
Other	—	—	—	—	—

Total	$9,537	$9,552	$1,101	$10,359	$9,973

(In Thousands of Dollars)
December 31, 2010

			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$821	$818	$—
Non-owner occupied	466	465	—
Other	365	364	—
Commercial	800	798	—
Residential real estate
1-4 family residential	—	—	—
Home equity lines of credit	—	—	—
Consumer
Indirect	—	—	—
Direct	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial real estate
Owner occupied	3,147	3,141	134
Non-owner occupied	167	167	3
Other	1,097	1,090	435
Commercial	219	217	33
Residential real estate
1-4 family residential	—	—	—
Home equity lines of credit	—	—	—
Consumer
Indirect	—	—	—
Direct	—	—	—
Other	—	—	—

Total	$7,082	$7,060	$605

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
		Loans Past		Loans Past
		Due over 90		Due over 90
		Days Still		Days Still
(In Thousands of Dollars)	Nonaccrual	Accruing	Nonaccrual	Accruing
Commercial real estate
Owner occupied	$1,064	$—	$1,960	$—
Non-owner occupied	2,990	—	550	—
Other	783	—	1,462	—
Commercial	774	—	400	—
Residential real estate
1-4 family residential	4,027	128	3,362	190
Home equity lines of credit	887	145	815	10
Consumer
Indirect	13	73	27	53
Direct	18	5	—	48
Other	—	2	—	24

Total	$10,556	$353	$8,576	$325

Nonaccrual loans and loans past due 90 days still on accrual included both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans:
September 30, 2011

			Greater
	30-59	60-89	than 90
	Days Past	Days Past	Days Past	Total Past	Loans Not
(In Thousands of Dollars)	Due	Due	Due	Due	Past Due	Total
Commercial real estate
Owner occupied	$112	$—	$1,064	$1,176	$98,116	$99,292
Non-owner occupied	26	—	2,990	3,016	72,534	75,550
Other	—	—	783	783	15,133	15,916
Commercial	203	35	751	989	75,219	76,208
Residential real estate
1-4 family residential	1,132	442	4,178	5,752	140,493	146,245
Home equity lines of credit	91	—	1,032	1,123	21,770	22,893
Consumer
Indirect	1,073	157	86	1,316	117,307	118,623
Direct	128	10	23	161	11,615	11,776
Other	4	4	2	10	1,482	1,492

Total	$2,769	$648	$10,909	$14,326	$553,669	$567,995

December 31, 2010

			Greater
	30-59	60-89	than 90
	Days Past	Days Past	Days Past	Total Past	Loans Not
(In Thousands of Dollars)	Due	Due	Due	Due	Past Due	Total
Commercial real estate
Owner occupied	$407	$91	$1,960	$2,458	$108,509	$110,967
Non-owner occupied	499	59	550	1,108	75,281	76,389
Other	—	—	1,462	1,462	15,076	16,538
Commercial	286	275	400	961	75,674	76,635
Residential real estate
1-4 family residential	2,981	435	3,552	6,968	146,475	153,443
Home equity lines of credit	334	16	825	1,175	22,449	23,624
Consumer
Indirect	1,668	519	80	2,267	117,716	119,983
Direct	253	91	48	392	10,911	11,303
Other	9	1	24	34	1,451	1,485

Total	$6,437	$1,487	$8,901	$16,825	$573,542	$590,367

Troubled Debt Restructurings:
Included in loans individually impaired are loans with balances of $4.0 million and $3.0 million for which the Company has modified the repayment terms at September 30, 2011 and December 31, 2010. The Company has allocated $50 thousand and $40 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at September 30, 2011 and December 31, 2010.
During the three and nine month periods ending September 30, 2011, two commercial real estate loans were modified as troubled debt restructurings. The first note’s modification was a reduction of the stated interest rate of the loans of eighteen months, at which time the rate reverts back to the original stated note rate. The second note’s interest rate was reduced through its maturity in March of 2018. The financial effect of these two loan modifications was immaterial to the financial statements at September 30, 2011. There were no troubled debt restructurings that defaulted during either the three or nine month period ending September 30, 2011.
Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company establishes a risk rating at origination for commercial loan and commercial real estate relationships over $300 thousand. Management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt and affirm the risk ratings for the loans and leases in their respective portfolios on an annual basis. The Company uses the following definitions for risk ratings:
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:
September 30, 2011

		Special	Sub-
(In Thousands of Dollars)	Pass	Mention	standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$80,877	$6,008	$12,407	$—	$—	$99,292
Non-owner occupied	63,290	2,167	10,093	—	—	75,550
Other	12,934	615	2,367	—	—	15,916
Commercial	66,422	5,784	4,002	—	—	76,208

Total	$223,523	$14,574	$28,869	$—	$—	$266,966

December 31, 2010

		Special	Sub-
(In Thousands of Dollars)	Pass	Mention	standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$91,976	$3,893	$15,098	$—	$—	$110,967
Non-owner occupied	63,502	1,075	11,812	—	—	76,389
Other	12,005	786	3,747	—	—	16,538
Commercial	65,358	4,076	7,201	—	—	76,635

Total	$232,841	$9,830	$37,858	$—	$—	$280,529

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer and indirect loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity as of September 30, 2011 and December 31, 2010. Nonperforming loans are loans past due 90 days and still accruing interest and nonaccrual loans.
September 30, 2011

	Residential Real Estate
		Home Equity
	1-4 Family	Lines of	Consumer
(In Thousands of Dollars)	Residential	Credit	Indirect	Direct	Other

Performing	$142,067	$21,861	$118,537	$11,753	$1,490
Nonperforming	4,178	1,032	86	23	2

Total	$146,245	$22,893	$118,623	$11,776	$1,492

December 31, 2010

	Residential Real Estate
		Home Equity
	1-4 Family	Lines of	Consumer
(In Thousands of Dollars)	Residential	Credit	Indirect	Direct	Other

Performing	$149,891	$22,799	$119,903	$11,255	$1,461
Nonperforming	3,552	825	80	48	24

Total	$153,443	$23,624	$119,983	$11,303	$1,485

Earnings Per Share:
The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended		Nine Months Ended
(In Thousands, except Share and	September 30,		September 30,
Per Share Data)	2011	2010	2011	2010
Basic EPS computation
Numerator — Net income	$2,371	$2,854	$6,178	$5,735
Denominator — Weighted average shares outstanding	18,700,771	13,577,228	18,116,985	13,548,105
Basic earnings per share	$.13	$.21	$.34	$.42

Diluted EPS computation
Numerator — Net income	$2,371	$2,854	$6,178	$5,735
Denominator — Weighted average shares outstanding for basic earnings per share	18,700,771	13,577,228	18,116,985	13,548,105
Effect of Stock Options	0	0	0	0

Weighted averages shares for diluted earnings per share	18,700,771	13,577,228	18,116,985	13,548,105

Diluted earnings per share	$.13	$.21	$.34	$.42

Stock options for 28,500 and 30,000 shares were not considered in the computing of diluted earnings per share for 2011 and 2010, respectively, because they were antidilutive.
Stock Based Compensation:
The Company’s Stock Option Plan (the “Plan”), permitted the grant of share options to its directors, officers and employees. Under the terms of the Plan no additional shares can be issued. Option awards were granted with an exercise price equal to the market price of the Company’s common shares at the date of grant, with a vesting period of 5 years and have 10-year contractual terms. At September 30, 2011 there were 28,500 outstanding options of which 26,500 were fully vested and are exercisable.
The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the nine month period ended September 30, 2011 was not material. No related income tax benefit was recorded.
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

ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 had no significant impact on the Company’s consolidated financial statements.
In September 2011 the FASB issued ASU No. 2011-08 Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment. This ASU provides an entity with positive equity the option to first evaluate qualitative factors in determining whether it is more likely than not (greater than 50%) that the fair value of a reporting unit exceeds its carrying amount as a basis for determining if the two-step goodwill impairment test is necessary. The ASU is effective for annual and interim goodwill impairment testing performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material effect on the Company’s results of operation or financial condition.
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

Assets Measured on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		September 30, 2011 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$104,562	$0	$104,562	$0
State and political subdivisions	83,041	0	83,041	0
Mortgage-backed securities-residential	171,496	0	171,484	12
Collateralized mortgage obligations	22,206	0	22,206	0
Equity securities	422	422	0	0
Other securities	1,126	0	1,126	0

Total investment securities	$382,853	$422	$382,419	$12

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$69,575	$0	$69,575	$0
State and political subdivisions	80,466	0	80,466	0
Mortgage-backed securities-residential	143,777	0	143,765	12
Collateralized mortgage obligations	19,660	0	19,660	0
Equity securities	199	199	0	0
Other securities	670	0	670	0

Total investment securities	$314,347	$199	$314,136	$12

There were no significant transfers between level 1 and level 2 during the three and nine month periods ending September 30, 2011.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis:

	Investment Securities
	Available-for-sale
	(Level 3)
	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
(In Thousands of Dollars)	2011	2010	2011	2010
Beginning balance	$12	$13	$12	$13
Total unrealized gains or losses:
Included in other comprehensive income or loss	0	0	0	0
Purchases, sales, issuances and settlements, net	0	(1)	0	(1)
Transfer in and/or out	0	0	0	0

Ending balance	$12	$12	$12	$12

Assets Measured on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at September 30, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$427	$0	$0	$427
Non-owner occupied	2,016	0	0	2,016
Other	0	0	0	0
Commercial	390	0	0	390
Other real estate owned-Commercial real estate	270	0	0	270

	Fair Value Measurements
	at December 31, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In Thousands of Dollars)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$1,239	$0	$0	$1,239
Non-owner occupied	164	0	0	164
Other	662	0	0	662
Commercial	186	0	0	186
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3.9 million with a valuation allowance of $1.1 million at September 30, 2011, resulting in an additional provision for loan loss of $745 thousand and $1.1 million for the three and nine month periods ending September 30, 2011, respectively. At December 31, 2010, impaired loans had a principal balance of $2.8 million, with a valuation allowance of $565 thousand. Excluded from the fair value of impaired loans, at September 30, 2011 and December 31, 2010, discussed above are $2.3 million and $1.8 million of loans classified as troubled debt restructurings, which are not carried at fair value.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $270 thousand at September 30, 2011. During the three and nine month periods ending September 30, 2011 two properties were charged down reflecting updated appraisals which resulted in a write-down of $82 thousand. At December 31, 2010, there was no other real estate owned carried at fair value.
The carrying amounts and estimated fair values of financial instruments, at September 30, 2011 and December 31, 2010 are as follows:

(In Thousands of Dollars)
September 30, 2011	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$94,889	$94,889
Securities available-for-sale	382,853	382,853
Restricted stock	4,224	n/a
Loans, net	557,011	575,112
Accrued interest receivable	4,253	4,253

Financial liabilities
Deposits	806,198	812,251
Short-term borrowings	139,084	139,084
Long-term borrowings	23,302	26.014
Accrued interest payable	642	642

(In Thousands of Dollars)
December 31, 2010	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$37,305	$37,305
Securities available-for-sale	314,347	314,347
Restricted stock	3,977	n/a
Loans, net	581,060	590,331
Accrued interest receivable	4,125	4,125

Financial liabilities
Deposits	761,050	764,170
Short-term borrowings	105,634	105,634
Long-term borrowings	24,733	27,080
Accrued interest payable	703	703
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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust	Bank		Consolidated
September 30, 2011	Segment	Segment	Others	Totals

Assets
Cash and due from banks	$2,190	$92,819	$(120)	$94,889
Securities available for sale	2,389	380,340	124	382,853
Net loans	0	557,011	0	557,011
Premises and equipment, net	102	14,574	0	14,676
Goodwill and other intangibles	6,553	0	0	6,553
Other assets	499	29,540	384	30,423

Total Assets	$11,733	$1,074,284	$388	$1,086,405

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$487	$977,023	$(4,963)	$972,547
Stockholders’ equity	11,246	97,261	5,351	113,858

Total Liabilities and Stockholders’ Equity	$11,733	$1,074,284	$388	$1,086,405

(In Thousands of Dollars)	Trust	Bank		Consolidated
December 31, 2010	Segment	Segment	Others	Totals

Assets
Cash and due from banks	$1,122	$36,343	$(160)	$37,305
Securities available for sale	2,627	311,601	119	314,347
Net loans	0	581,060	0	581,060
Premises and equipment, net	113	13,831	0	13,944
Goodwill and other intangibles	6,920	0	0	6,920
Other assets	425	28,336	414	29,175

Total Assets	$11,207	$971,171	$373	$982,751

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$368	$894,052	$283	$894,703
Stockholders’ equity	10,839	77,119	90	88,048

Total Liabilities and Stockholders’ Equity	$11,207	$971,171	$373	$982,751

(In Thousands of Dollars)
For the Three Months Ended	Trust	Bank		Consolidated
September 30, 2011	Segment	Segment	Others	Totals
Net interest income	$10	$9,237	$(12)	$9,235
Provision for loan losses	0	700	0	700
Service fees, security gains and other noninterest income	1,379	1,379	(62)	2,696
Noninterest expense	1,175	6,809	193	8,177

Income before taxes	214	3,107	(267)	3,054
Income taxes	74	700	(91)	683

Net Income	$140	$2,407	$(176)	$2,371

(In Thousands of Dollars)
For the Nine Months Ended	Trust	Bank		Consolidated
September 30, 2011	Segment	Segment	Others	Totals
Net interest income	$32	$27,480	$(37)	$27,475
Provision for loan losses	0	3,650	0	3,650
Service fees, security gains and other noninterest income	4,106	4,040	(139)	8,007
Noninterest expense	3,524	20,064	495	24,083

Income before taxes	614	7,806	(671)	7,749
Income taxes	211	1,588	(228)	1,571

Net Income	$403	$6,218	$(443)	$6,178

(In Thousands of Dollars)
For the Three Months Ended	Trust	Bank		Consolidated
September 30, 2010	Segment	Segment	Others	Totals
Net interest income	$12	$9,615	$(12)	$9,615
Provision for loan losses	0	1,500	0	1,500
Service fees, security gains and other noninterest income	1,332	2,378	(13)	3,697
Noninterest expense	1,179	6,562	176	7,917

Income before taxes	165	3,931	(201)	3,895
Income taxes	57	1,052	(68)	1,041

Net Income	$108	$2,879	$(133)	$2,854

(In Thousands of Dollars)
For the Nine Months Ended	Trust	Bank		Consolidated
September 30, 2010	Segment	Segment	Others	Totals
Net interest income	$51	$27,586	$(32)	$27,605
Provision for loan losses	0	5,878	0	5,878
Service fees, security gains and other noninterest income	3,818	4,604	332	8,754
Noninterest expense	3,436	19,273	385	23,094

Income before taxes	433	7,039	(85)	7,387
Income taxes	150	1,531	(29)	1,652

Net Income	$283	$5,508	$(56)	$5,735

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Overview
For the three months ended September 30, 2011, the Company reported net income of $2.4 million, compared to $2.9 million for the third quarter of 2010 and $2.1 million for the second quarter of 2011. Net income for the nine months ended September 30, 2011 was $6.2 million, compared to $5.7 million for the same nine month period in 2010. Income from trust fees and investment commissions increased 17% during the same nine month period. The increases reflect the continued benefit from the Company’s strategy to diversify income streams. The provision for loan losses decreased from $5.9 million for the nine month period ending September 30, 2010 to $3.7 million for the nine months ended September 30, 2011. This 38% decrease is a result of improved credit quality, as net charge-offs have declined from $5.5 million for the first nine months of 2010 to $2.0 million for the same period in 2011. There has also been a decline in 30-89 day delinquencies, from $5.9 million at September 30, 2010 to $3.4 million at September 30, 2011. On a per share basis, net income for the third quarter ended September 30, 2011 was $0.13 per diluted share, compared $0.21 for the third quarter ended September 30, 2010 and $0.11 for the second quarter ended June 30, 2011. The tangible common equity ratio increased to 9.94% at September 30, 2011, compared to 7.95% at September 30, 2010, mainly as a result of the successful common share offering completed in the first quarter of 2011. The Company’s total assets reported at September 30, 2011 were $1.09 billion, representing a 2% increase compared to $1.06 billion in total assets recorded at September 30, 2010.

Net loans were reported at $557.0 million at September 30, 2011, versus $599.9 million at the same time in 2010, a decrease of $42.9 million, or 7.1%. The decline in loans, particularly in the first quarter of 2011, is related to slow economic growth. The demand experience for business and consumer credit is consistent with the experience of other banks in the Federal Reserve’s Fourth District and banks nationally per the Federal Reserve Beige Book just released. The decline in loan balances resulted in a lower level of loan income for the current quarter. Over this same period, deposits increased $45.2 million, or 5.9%, from $761.0 million at September 30, 2010 to $806.2 million at September 30, 2011.
Stockholders’ equity totaled $113.9 million, or 10.5% of total assets, at September 30, 2011, an increase of $22.8 million, or 25.0%, compared to $91.1 million at September 30, 2010. The increase in equity was primarily the result of the successful common share offering completed in the first quarter of 2011, adding approximately $14 million in capital. The increase is also the result of net income and mark to market adjustments in the Company’s investment securities, offset by cash dividends paid to shareholders during the past twelve months. Shareholders received a $0.03 per share cash dividend on September 30, 2011 and a total of $0.12 per share cash dividends paid in the past four quarters. Book value per share decreased 9.1% from $6.69 per share at September 30, 2010 to $6.08 per share at September 30, 2011. This decrease is mainly the result of the increase in shares outstanding, which includes the 5 million shares issued in the first quarter 2011 common share offering. The Company’s tangible book value per share also decreased 7.1% from $6.17 per share at September 30, 2010 to $5.73 per share at September 30, 2011.
Results of Operations
The following is a comparison of selected financial ratios and other results at or for the three month and nine month periods ending September 30, 2011 and 2010:

	At or for the Three Months		At or for the Nine Months
	Ended September 30,		Ended September 30,
(In Thousands, except Per Share Data)	2011	2010	2011	2010
Total Assets	$1,086,405	$1,064,314	$1,086,405	$1,064,314
Net Income	$2,371	$2,854	$6,178	$5,735
Basic and Diluted Earnings Per Share	$.13	$.21	$.34	$.42
Return on Average Assets (Annualized)	.90%	1.08%	.81%	.74%
Return on Average Equity (Annualized)	8.56%	12.95%	8.01%	9.08%
Efficiency Ratio (tax equivalent basis)	64.64%	61.70%	63.89%	62.50%
Equity to Asset Ratio	10.48%	8.56%	10.48%	8.56%
Tangible Common Equity Ratio *	9.94%	7.95%	9.94%	7.95%
Dividends to Net Income	23.66%	14.26%	27.21%	21.26%
Net Loans to Assets	51.27%	56.36%	51.27%	56.36%
Loans to Deposits	70.45%	79.85%	70.45%	79.85%

*	The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S.GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S.GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S.GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of September 30, 2011 and 2010, reconciliations of tangible common equity to U.S.GAAP total common stockholders’ equity and tangible assets to U.S.GAAP total assets are set forth below:

	September 30,	September 30,
(In Thousands of Dollars)	2011	2010
Reconciliation of Common Stockholders’ Equity to Tangible Common Equity
Stockholders’ Equity	$113,858	$91,101
Less Goodwill and other intangibles	6,553	7,065

Tangible Common Equity	$107,305	$84,036

	September 30,	September 30,
(In Thousands of Dollars)	2011	2010
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,086,405	$1,064,314
Less Goodwill and other intangibles	6,553	7,065

Tangible Assets	$1,079,852	$1,057,249

Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$557,084	$8,386	5.97%	$602,312	$9,415	6.20%
Taxable securities (4)	279,609	2,121	3.01	255,461	2,183	3.39
Tax-exempt securities (4) (6)	75,396	1,103	5.80	58,294	875	5.96
Equity Securities (2) (6)	4,373	48	4.35	4,126	45	4.33
Funds Sold and other	53,066	21	0.16	45,257	19	0.17

Total earning assets	969,528	11,679	4.78	965,450	12,537	5.15

NONEARNING ASSETS

Cash and due from banks	16,755			26,251
Premises and equipment	14,709			14,288
Allowance for Loan Losses	(10,987)			(8,249)
Unrealized gains (losses) on securities	11,105			13,296
Other assets (3)	42,582			40,156

Total Assets	$1,043,692			$1,051,192

INTEREST-BEARING LIABILITIES

Time deposits	$250,505	$1,266	2.01%	$277,856	$1,660	2.37%
Savings deposits	343,981	377	0.43	308,781	388	0.50
Demand deposits	108,528	17	0.06	108,154	20	0.07
Short term borrowings	116,501	75	0.26	165,676	210	0.50
Long term borrowings	23,412	248	4.20	25,099	267	4.22

Total Interest-Bearing Liabilities	842,927	1,983	0.93	885,566	2,545	1.14

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	87,380			74,731
Other Liabilities	3,496			3,448
Stockholders’ equity	109,889			87,447

Total Liabilities and Stockholders’ Equity	$1,043,692			$1,051,192

Net interest income and interest rate spread		$9,696	3.85%		$9,992	4.01%

Net interest margin			3.97%			4.11%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $440 thousand and $543 thousand for 2011 and 2010 respectively and is reduced by amortization of $455 thousand and $452 thousand for 2011 and 2010 respectively.

(6)	For 2011, adjustments of $83 thousand and $378 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2010, adjustments of $86 thousand and $291 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$564,066	$25,384	6.02%	$600,861	$28,027	6.24%
Taxable securities (4)	256,755	6,038	3.14	252,974	6,685	3.53
Tax-exempt securities (4) (6)	76,166	3,338	5.86	58,397	2,635	6.03
Equity Securities (2) (6)	4,282	147	4.59	4,126	145	4.70
Funds Sold and other	46,257	40	0.12	35,847	43	0.16

Total earning assets	947,526	34,947	4.93	952,205	37,535	5.27

NONEARNING ASSETS

Cash and due from banks	20,578			22,017
Premises and equipment	14,133			14,359
Allowance for Loan Losses	(10,375)			(7,795)
Unrealized gains (losses) on securities	6,958			9,376
Other assets (3)	42,621			40,992

Total Assets	$1,021,441			$1,031,154

INTEREST-BEARING LIABILITIES

Time deposits	$250,708	$3,854	2.06%	$299,421	$5,740	2.56%
Savings deposits	333,478	1,134	0.45	295,018	1,388	0.63
Demand deposits	109,815	54	0.07	107,040	105	0.13
Short term borrowings	113,243	276	0.33	145,120	729	0.67
Long term borrowings	23,681	748	4.22	25,695	818	4.26

Total Interest-Bearing Liabilities	830,925	6,066	0.98	872,294	8,780	1.35

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	83,967			71,057
Other Liabilities	3,403			3,392
Stockholders’ equity	103,146			84,411

Total Liabilities and Stockholders’ Equity	$1,021,441			$1,031,154

Net interest income and interest rate spread		$28,881	3.95%		$28,755	3.92%

Net interest margin			4.08%			4.04%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $1.3 million and $1.5 million for 2011 and 2010 respectively and is reduced by amortization of $1.3 million and and $1.3 million for 2011 and 2010 respectively.

(6)	For 2011, adjustments of $261 thousand and $1.1 million respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2010, adjustments of $274 thousand and $876 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net interest income. Net interest income was $9.2 million for the third quarter of 2011, which compared to $9.6 million in the third quarter of 2010. The net interest margin to average earning assets on a fully taxable equivalent basis decreased 14 basis points to 3.97% for the three months ended September 30, 2011, compared to 4.11% for the same period in the prior year. The decrease in net interest margin is largely a result of interest earning assets repricing at lower interest rates as the economy remains in a low interest rate environment. The margin decline is also due to the change in the mix of earning assets, mainly lower levels of average loans and higher levels of average securities and federal funds sold. In comparing the quarters ending September 30, 2011 and 2010, yields on earning assets decreased 37 basis points, while the cost of interest bearing liabilities decreased 21 basis points.
On a year-to-date basis, net interest income declined slightly to $27.5 million for the nine month period ended September 30, 2011, compared to $27.6 million in the same period in 2010. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 4.08% for the nine months ended September 30, 2011, compared to 4.04% for the same period in the prior year.
Noninterest Income. Noninterest income was $2.7 million for the third quarter of 2011, a decrease of $1 million compared to $3.7 million for the same quarter of 2010. This decrease is mainly a result of security gains of $1.2 million recorded in the third quarter of 2010, compared to an $11 thousand impairment charge in the same quarter in 2011. Trust fees were $1.4 million for the quarter ended September 30, 2011, an increase of $100 thousand, or 8%, compared to the same quarter in 2010. Investment commissions also increased for the quarter ended September 30, 2011 to $215 thousand, compared to $132 thousand in the same quarter in 2010.
Noninterest income for the nine months ended September 30, 2011 was $8.0 million, compared to $8.8 million for the same period in 2010. The decrease in noninterest income is primarily due to security gains of $1.2 million recorded in 2010 compared to an $11 thousand impairment charge in 2011. This decline was offset by increases in trust fee income and investment commissions in 2011 of $374 thousand and $297 thousand, respectively.
Noninterest Expense. Noninterest expense totaled $8.2 million for the third quarter of 2011, which is $260 thousand more than the $7.9 million in the same quarter in 2010. Most of this increase is a result of a $442 thousand increase in other operating expenses, offset by a $169 thousand decrease in FDIC insurance expense. The majority of the increase in other operating expenses is due to a $344 thousand increase in the combined accounts of consulting/outsource fees and miscellaneous expense. The decrease in FDIC insurance premiums is a result of the change in the assessment base by the FDIC. Assessments are now based on asset size, as opposed to being based on deposit size in prior periods.
Noninterest expenses for the nine months ended September 30, 2011 was $24.1 million, compared to $23.1 million for the same period in 2010, representing an increase of $1 million, or 4.3%. The increase is mainly the result of a $570 thousand increase in salaries and employee benefits, resulting from a higher number of employees in the current year and additional expense related to the separation of a key employee. Other operating expenses increased $683 thousand, due mainly to higher consulting and other real estate owned expenses. The higher employee count is attributed primarily to our North Canton and Secondary Mortgage project expansions.

The following is a detail of non-interest expense line items classified between the Trust and the other entities in the Company for the three month and nine month periods ending September 30, 2011 and 2010:

	For the Three Months Ended
	September 30, 2011			September 30, 2010
	Trust	Bank and	Total	Trust	Bank and	Total
(In Thousands of Dollars)	Company	Others	Company	Company	Others	Company
Noninterest expense
Salaries and employee benefits	$663	$3,521	$4,184	$666	$3,543	$4,209
Occupancy and equipment	153	877	1,030	135	790	925
State and local taxes	25	208	233	30	194	224
Professional fees	11	246	257	15	364	379
Advertising	2	263	265	1	198	199
FDIC insurance	0	171	171	0	340	340
Intangible amortization	112	0	112	145	0	145
Core processing charges	0	253	253	0	266	266
Other operating expenses	209	1,463	1,672	187	1,043	1,230

Total noninterest expense	$1,175	$7,002	$8,177	$1,179	$6,738	$7,917

	For the Nine Months Ended
	September 30, 2011			September 30, 2010
	Trust	Bank and	Total	Trust	Bank and	Total
(In Thousands of Dollars)	Company	Others	Company	Company	Others	Company
Noninterest expense
Salaries and employee benefits	$2,079	$10,776	$12,855	$1,946	$10,339	$12,285
Occupancy and equipment	422	2,446	2,868	383	2,359	2,742
State and local taxes	74	644	718	89	591	680
Professional fees	34	726	760	45	1,024	1,069
Advertising	5	616	621	3	473	476
FDIC insurance	0	763	763	0	960	960
Intangible amortization	367	0	367	435	0	435
Core processing charges	0	743	743	0	742	742
Other operating expenses	543	3,845	4,388	535	3,170	3,705

Total noninterest expense	$3,524	$20,559	$24,083	$3,436	$19,658	$23,094

The Company’s tax equivalent efficiency ratio for the three month period ended September 30, 2011 was 64.64%, compared to 61.7% for the same period in 2010. The decline in the efficiency ratio was the result of the $209 thousand decrease in net interest income and noninterest income, excluding securities gains (losses), and a $260 thousand increase in noninterest expense.
The Company’s tax equivalent efficiency ratio for the nine month period ended September 30, 2011 was 63.89%, compared to 62.50% for the prior year’s same nine month period. The decline in the efficiency ratio was the result of a $989 thousand increase in noninterest expense, offset by $877 thousand increase in net interest income and noninterest income.
Income Taxes. Income tax expense totaled $683 thousand for the quarter ended September 30, 2011 and $1.0 million for the quarter ended September 30, 2010. The decrease in the current quarter tax expense can be attributed to the $841 thousand decrease in taxable income from prior year third quarter. The decrease in net income is due to security gains in quarter ended September 30, 2010.
Income tax expense was $1.6 million for the first nine months of 2011 and $1.7 million for the first nine months of 2010. The effective tax rate for the first nine months of 2011 was 20.27%, compared to 22.36% for the same period in 2010. The effective tax rate decrease over the same period in 2010 was due to $434 thousand increase in tax exempt municipal securities income in 2011.

Other Comprehensive Income. For the quarter ended September 30, 2011, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $3.3 million, compared to an unrealized gain of $1.5 million for the same period in 2010. Management believes the increases in fair value for the three month periods ending September 30, in 2011 and 2010 are the result of the continued low interest rate environment that exists in the debt securities market.
For the first nine months of 2011, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $7.2 million, compared to an unrealized gain of $5.6 million for the same period in 2010. Management believes the increase in fair value for the periods in 2011 and 2010 is largely due to lower market interest rates.
Financial Condition
Cash and cash equivalents. Cash and cash equivalents increased $57.6 million during the first nine months of 2011. The Company expects these levels to remain steady over the next few months. The increase is largely due to the scarcity of viable investment options that produce a reasonably yield for the risk and management’s effort to maintain a larger balance at the Federal Reserve Bank for future liquidity needs.
Securities. Securities available-for-sale increased by $68.5 million since December 31, 2010. Securities were purchased in an effort to increase returns on some of the cash available from the additional core deposit account balances and repurchase agreements sold during the period. There was a $11.0 million increase in the net unrealized gains on securities during the first nine months of 2011.
Loans. Gross loans decreased $22.4 million, or 3.79%, since December 31, 2010. The commercial real estate loan and residential real estate loan portfolios decreased $13.2 million and $7.9 million, respectively, accounting for the majority of the decrease in gross loans during the first nine months of 2011. The decline in loans is related to slow economic growth in the Mahoning Valley. The demand experience for the bank’s business and consumer credit is consistent with the experience of other banks in the Federal Reserve’s Fourth District and banks nationally per the Federal Reserve Beige Book just released. The decline in loan balances resulted in a lower level of loan income for the current quarter. On a fully tax equivalent basis, loans contributed 72.64% of total interest income for the nine months ended September 30, 2011 and 74.67% for the same period in 2010.
Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below.
Asset Quality History
(In Thousands of Dollars)

	9/30/11	6/30/11	3/31/11	12/31/10	9/30/10
Nonperforming loans	$10,884	$7,865	$11,011	$8,901	$9,207
Nonperforming loans as a % of total loans	1.92%	1.38%	1.91%	1.51%	1.52%
Loans delinquent 30-89 days	3,386	3,758	3,392	7,924	5,888
Loans delinquent 30-89 days as a % of total loans	.60%	.66%	.59%	1.34%	.97%
Allowance for loan losses	$10,984	$10,876	$10,137	$9,307	$7,785
Allowance for loan losses as a % of loans	1.93%	1.91%	1.76%	1.58%	1.28%
Allowance for loan losses as a % of nonperforming loans	100.92%	138.28%	92.06%	104.56%	84.56%
Annualized net charge-offs to average net loans outstanding	.43%	.24%	.74%	.46%	1.31%
Non-performing assets	11,453	8,664	11,867	9,433	9,533
Non-performing assets as a % of total assets	1.05%	0.85%	1.17%	.96%	.90%
Net charge-offs for the quarter	592	336	1,045	677	1,970

For the nine months ended September 30, 2011, management provided $3.7 million to the allowance for loan losses, a decrease of $2.2 million, or 37.9%, over the same nine month period in the prior year. This decrease is primarily due to fewer charge-offs and a lower level of delinquencies from the year ago period, which are factors considered in management’s quarterly estimate of loan loss provisions and the adequacy of the allowance for loan losses. Net charge-offs declined from $5.5 million for the first nine months of 2010 to $2.0 million for the current nine month period. Loans delinquent 30-89 days decreased from $7.9 million at December 31, 2010 to $3.4 million at September 30, 2011. Offsetting these improvements in credit quality, the ratio of nonperforming loans to total loans declined from 1.51% at December 31, 2010 to 1.92% at September 30, 2011. The change in this ratio was the result of an increase in nonperforming loans of $2.0 million from December 31, 2010 and a decline in loan balances from $590.4 million at December 31, 2010 to $568.0 million at September 30, 2011. The increase in nonperforming loans is primarily centered in the commercial and commercial real estate loan portfolios. The ratio of the allowance for loan losses (ALLL) to nonperforming loans was 100.92% at September 30, 2011 compared to 104.56% at December 31, 2010. In addition, specific allocations on impaired loans increased $500 thousand from $600 thousand at December 31, 2010 to $1.1 million at September 30, 2011.
At September 30, 2011 the ALLL/total loans ratio was 1.93% compared to 1.58% at December 31, 2010. The increase in this ratio over the last nine months is mainly the result of the aforementioned contraction in the loan portfolio. Additionally, as asset quality metrics and net charge-off levels have improved in recent quarters, an increasing portion of the allowance has been considered to be “unallocated”. Management feels it is prudent, at this time, to maintain this ALLL ratio and an unallocated allowance given some deterioration in certain segments of the portfolio, continued stress on real estate values, depressed loan demand and general economic uncertainty.
For the three months ended September 30, 2011, management provided $700 thousand to the allowance for loan losses, a decrease of $375 thousand from the preceding quarter and a decrease of $800 thousand over the same three month period in the prior year. Net charge-offs for the quarter ending September 30, 2011 were $592 thousand compared to $336 thousand and $2.0 million for the second quarter of 2011 and the third quarter of 2010, respectively. The provision for loan losses exceeded net charge-offs for the three month period ended September 30, 2011 due to increases in specific allocations on impaired loans. Charge-offs for the three month period ending September 30, 2011 were $830 thousand and recoveries amounted to $238 thousand.
Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at September 30, 2011 to be adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased $45.1 million, or 5.93%, since December 31, 2010. Balances in the Company’s non-interest bearing deposits increased $12.1 million, or 15.60%, between December 31, 2010 and September 30, 2011. Money market accounts also increased $27.2 million between December 31, 2010 and September 30, 2011. Time deposit accounts decreased $3.3 million, or 1.28%, during the nine month period, as customers continued to move deposit dollars from time deposits seeking liquidity. The Company’s focus is on core deposit growth and the Company will continue to price deposit rates to remain competitive within the market and to retain customers. At September 30, 2011, core deposits — savings and money market accounts, time deposits less than $100,000 and demand deposits — represented approximately 87.69% of total deposits.
Borrowings. Total borrowings increased $32.0 million, or 24.56%, since December 31, 2010. The increase in borrowings is the result of an increase in securities sold under repurchase agreements offset by a decrease in Federal Home Loan Bank (“FHLB”) advances. Repurchase agreements increased $33.5 million while FHLB advances decreased $1.4 million during the first nine months of 2011. The increase in repurchase agreements is due to an increase in public funds deposits and the decrease in FHLB advances is the result of normal pay down of the advances.
Capital Resources. Total stockholders’ equity increased from $88.0 million at December 31, 2010 to $113.9 million at September 30, 2011. The increase is a result of the successful completion by the Company of a 5,000,000 common share offering during January 2011, which injected approximately $14 million into the Company. The increase is also the result of net income and mark to market adjustments in the Company’s investment securities partially offset by cash dividends paid to shareholders during the past twelve months. Shareholders received a $0.03 per share cash dividend on September 30, 2011 and a total of $0.09 per share cash dividends paid during 2011. Book value per share decreased 5.74% from $6.45 per share at December 31, 2010 to $6.08 per share at September 30, 2011. This decrease is mainly the result of the sale of stock at less than book value.
The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of September 30, 2011 the Company’s total risk-based capital ratio stood at 17.24%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.97% and 9.48%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2011.
Due to the continuing growth in the Bank’s business and the increase in its allowance for loan losses associated with current economic conditions, senior management and the Board have determined that higher levels of capital are appropriate. The Office of the Comptroller of the Currency (the “OCC”) concurred in the Board’s view that additional capital would be beneficial in supporting its continued growth and operations. As a result, effective February 2, 2010, the OCC proposed and the Bank accepted the following individual minimum capital requirements for the Bank: Tier I Capital to Adjusted Total Assets of 7.20% and Total Capital to Risk-Weighted Assets of 11.00%. At September 30, 2011, the Bank is in compliance with these minimum capital requirements.
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
Along with its liquid assets, the Bank has additional sources of liquidity available which help to insure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on an approved line of credit at a major domestic bank. At September 30, 2011, this line of credited totaled $15.0 million and the Bank had not borrowed against this line. In addition, the Company has a $1.5 million revolving line of credit with a correspondent bank. The outstanding balance at September 30, 2011 was $1.1 million. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of September 30, 2011, the Bank had outstanding balances with the FHLB of Cincinnati of $23.2 million with additional borrowing capacity of approximately $77.3 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.
The primary investing activities of the Company are originating loans and purchasing securities. During the first nine months of 2011, net cash used by investing activities amounted to $45.1 million, compared to $24.9 million used in investing activities for the same period in 2010. Purchases of securities amounted to $92.4 million used during the first nine months of 2011 compared to $114.2 million used during the same period in 2010. Proceeds from maturities and repayments of securities available for sale provided $28.1 million in the nine month period ending September 30, 2011 while $44.9 million was provided during the same period in 2010. $19.9 million in net cash provided by loan originations and payments during the first nine months of 2011, compared to $4.1 million used in loan originations and payments during the same period in 2010, accounted for a majority of the $20.2 million change in cash used by investing activities. The cash provided by lending activities during this year’s first nine month period can be attributed to a reduction to the activity in the indirect, consumer real estate, and the commercial loan portfolios.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $89.6 million for the first nine months of 2011, compared to $29.5 million provided by financing activities for the same period in 2010. $13.8 million of this change is a result of the issuance of the Company’s common and treasury shares during the public offering during the first quarter of 2011. The net change in deposits for the nine month period ending September 30, 2011, provided $45.1 million while the same period in 2010 used $16.5 million. A smaller increase of $15.6 million in the short term borrowings category, compared to prior year accounted for the remaining differences in financing activities.
Off-Balance Sheet Arrangements
In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $81.8 million at September 30, 2011 and $68.3 million at December 31, 2010.
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
The extent to which the Dodd-Frank Act and initiatives thereunder will succeed in addressing the credit markets or otherwise result in an improvement in the national economy is uncertain. In addition, because many aspects of this legislation still remain subject to intensive agency rulemaking and subsequent public comment prior to implementation over the next several months, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Company. It is likely, however, that the Company’s expenses will increase as a result of new compliance requirements.

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

	September 30,	December 31,
Changes In Interest Rate	2011	2010	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+200	-3.50%	-3.54%	15.00%
-200	-4.03%	-3.10%	15.00%
Net Present Value
Of Equity Change
+200	-5.34%	-2.24%	20.00%
-200	31.28%	-32.08%	20.00%
The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using September 30, 2011 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 200 basis points (2%). This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 200 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures
Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On July 14, 2009, the Company announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.9% or approximately 657 thousand shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expired in July 2010 and as of this report had not been renewed.
There was no treasury stock purchased by the Company during the third quarter of 2011.

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

3.2
Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed with the SEC on August 9, 2011).

10.1		Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2011).

10.2		Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2011).

10.3
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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

FARMERS NATIONAL BANC CORP.

Dated: November 8, 2011

/s/ John S. Gulas John S. Gulas
President and Chief Executive Officer

Dated: November 8, 2011

/s/ Carl D. Culp

Carl D. Culp Executive Vice President and Treasurer