Form 10-K
period 2011-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2012-03-14
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number 001-35296

Farmers National Banc Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1371693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 South Broad Street, Canfield, Ohio	44406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 330-533-3341

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the estimated aggregate market value of the ’registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $92.3 million based upon the last sales price as of June 30, 2011 reported on the Over-The-Counter Bulletin Board. (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

As of March 7, 2012, the registrant had outstanding 18,780,560 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

September 30,
Part of Form 10-K into which
Document	Document is Incorporated

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders	III

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Item 1. Business.

General

Farmers National Banc Corp.

Farmers National Banc Corp. (the “Company,” “Farmers,” “we,” “our” or “us”), is a one-bank holding company organized in 1983 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company operates principally through its wholly-owned subsidiaries, The Farmers National Bank of Canfield (the “Bank” or “Farmers Bank”) and Farmers Trust Company (“Trust” or “Farmers Trust”). Farmers National Insurance, LLC (“Insurance” or “Farmers Insurance”) is a wholly-owned subsidiary of the Bank. The Company and its subsidiaries operate in the domestic banking industry.

The Company’s principal business consists of owning and supervising its subsidiaries. Although Farmers’ directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. Farmers and its subsidiaries had 315 full-time equivalent employees at December 31, 2011.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341. Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.” Farmers’ business activities are managed and financial performance is primarily aggregated and reported in two lines of business, the bank segment and the trust segment. For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2011, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

The Farmers National Bank of Canfield

The Bank is a full-service national banking association engaged in commercial and retail banking in Mahoning, Trumbull, Columbiana and Stark Counties in Ohio. The Bank's commercial and retail banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines, internet banking, travel cards, "E" Bond transactions, utility bill payments, MasterCard and Visa credit cards, brokerage services and other miscellaneous services normally offered by commercial banks.

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2011, is discussed in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

Farmers Trust Company

During 2009, the Company acquired 100% of the capital stock of Butler Wick Trust Company, a wholly owned subsidiary of Butler Wick Corporation for approximately $12.1 million and renamed the entity Farmers Trust Company. Farmers Trust offers a full complement of personal and corporate trust services in the areas of estate settlement, trust administration and employee benefit plans. Farmers Trust operates two offices located in Youngstown and Warren, Ohio.

Farmers National Insurance, LLC

Farmers Insurance was formed during 2009 and offers a variety of insurance products through licensed representatives. Farmers Insurance is a subsidiary of Farmers Bank and does not account for a material portion of the revenue and, therefore, will not be discussed individually, but as part of the Bank.

Investor Relations

The Company maintains an Internet site at http://www.farmersbankgroup.com, which contains an Investor Relations section that provides access to the Company’s filings with the Securities and Exchange Commission (the “Commission”) Farmers makes available free of charge on or through its website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such documents filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after the Company has filed these documents with the Commission. In addition, the Company’s filings with the Commission may be read and copied at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the Commission’s web-site at http://www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

Supervision and Regulation

Introduction

The Company and its subsidiaries are subject to extensive regulation by federal and state regulatory agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund and the banking system as a whole and not for the protection of shareholders. This intensive regulatory environment, among other things, may restrict the Company’s ability to diversify into certain areas of financial services, acquire depository institutions in certain markets or pay dividends on its common shares. It also may require the Company to provide financial support to its banking and other subsidiaries, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

Significant aspects of the laws and regulations that have, or could have, a material impact on Farmers and its subsidiaries are described below. These descriptions are qualified in their entirety by reference to the full text of the applicable statutes, legislation, regulations and policies, as they may be amended or revised by the U.S. Congress or state legislatures and federal or state regulatory agencies, as the case may be. Changes in these statutes, legislation, regulations and policies may have a material adverse effect on the Company and its business, financial condition or results of operations.

Regulatory Agencies

Bank Holding Company. As a bank holding company, Farmers is subject to regulation under the BHCA and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board has extensive enforcement authority over bank holding companies and may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders and may require that a bank holding company divest subsidiaries, including subsidiary banks. Farmers is also required to file reports and other information with the Federal Reserve Board regarding its business operations and those of its subsidiaries.

Subsidiary Bank. The Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (the “OCC”) and secondarily by the Federal Deposit Insurance Corporation (the “FDIC”). OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters. The OCC has extensive enforcement authority over Farmers Bank and may impose sanctions on Farmers Bank and, under certain circumstances, may place Farmers Bank into receivership.

Farmers Bank is also subject to certain restrictions imposed by the Federal Reserve Act and Federal Reserve Board regulations regarding such matters as the maintenance of reserves against deposits, extensions of credit to Farmers or any of its subsidiaries, investments in the stock or other securities of Farmers or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower.

Non-Banking Subsidiaries. Farmers’ non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. In particular, Farmers National Insurance is subject to regulation by the Ohio Department of Insurance, which requires, amongst other things, the education and licensing of agencies and individual agents and imposes business conduct rules.

Securities and Exchange Commission and The NASDAQ Stock Market LLC. The Company is also under the regulation and supervision of the Commission and certain state securities commissions for matters relating to the offering and sale of its securities. The Company is subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, and the regulations promulgated there under. Farmers common shares are listed on the NASDAQ under the symbol “FMNB” and the Company is subject to the rules for NASDAQ listed companies.

Federal Home Loan Bank. Farmers Bank is a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”), which provides credit to its members in the form of advances. As a member of the FHLB, the Bank must maintain an investment in the capital stock of the FHLB in a specified amount. Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in certain types of collateral. The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act of 1977 (the “CRA”) and its record of lending to first-time home buyers.

The Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and subject to deposit insurance assessments to maintain the Deposit Insurance Fund.

The FDIC may terminate insurance coverage upon a finding that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

Dodd-Frank Act

Federal regulators continue to implement many provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. Farmers is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect Farmers and Farmers Bank:

•

the Consumer Financial Protection Bureau has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	the Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption;

•	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;

•

the Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

•

the prohibition on the payment of interest on demand deposits has been repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and non-interest-bearing transaction accounts have unlimited deposit insurance through January 1, 2013;

•

bank holding companies, such as Farmers, are required to be well capitalized and well managed and must continue to be both well capitalized and well managed in order to acquire banks located outside their home state;

•

the Dodd-Frank Act extended the application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital under certain circumstances;

•

new corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

•

the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	the authority of the Federal Reserve Board to examine bank holding companies and their non-bank subsidiaries was expanded.

Many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Farmers, its customers or the financial services industry more generally.

Bank Holding Company Regulation

As a bank holding company, Farmers activities are subject to extensive regulation by the Federal Reserve Board under the BHCA. Generally, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be closely related to banking as to be a proper incident thereto. Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to each subsidiary bank and to commit resources to support those subsidiary banks. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an under-capitalized subsidiary bank and may disapprove of the payment of dividends to the holding company’s shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice. The Dodd-Frank Act codified this policy as a statutory requirement.

The BHCA requires prior approval by the Federal Reserve Board for a bank holding company to directly or indirectly acquire more than a 5.0% voting interest in any bank or its parent holding company. Factors taken into consideration in making such a determination include the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves.

The BHCA also governs interstate banking and restricts Farmers’ nonbanking activities to those determined by the Federal Reserve Board to be financial in nature, or incidental or complementary to such financial activity, without regard to territorial restrictions. Transactions among the Bank and its affiliates are also subject to certain limitations and restrictions of the Federal Reserve Board, as described more fully under the caption “Dividends and Transactions with Affiliates” In this Item 1.

The Gramm-Leach-Bliley Act of 1999 permits a qualifying bank holding company to elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company. Farmers has not elected to seek financial holding company status.

Regulation of Nationally-Chartered Banks

As a national banking association, Farmers Bank is subject to regulation under the National Banking Act and is periodically examined by the OCC. OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters. Furthermore, Farmers Bank is subject, as a member bank, to certain rules and regulations of the Federal Reserve Board, many of which restrict activities and prescribe documentation to protect consumers. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with, or purchase the assets or assume the deposits of, another bank. In reviewing applications to approve merger and other acquisition transactions, the OCC and other bank regulatory authorities may include among their considerations the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance under the CRA, and fair housing laws, and the effectiveness of the entities in restricting money laundering activities. In addition, the establishment of branches by Farmers Bank is subject to the prior approval of the OCC. The OCC has the authority to impose sanctions on the Bank and, under certain circumstances, may place Farmers Bank into receivership.

The Bank is also an insured institution as a member of the Deposit Insurance Fund. As a result, it is subject to regulation and deposit insurance assessments by the FDIC.

Dividends and Transactions with Affiliates

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. The Company’s principal source of funds to pay dividends on its common shares and service its debt is dividends from Farmers Bank and its other subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that Farmers Bank may pay to Farmers without regulatory approval. Farmers Bank generally may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. In addition, prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared in a calendar year would exceed the total of Farmers Bank’s net income for the year combined with its retained net income for the two preceding years.

In addition, Farmers and Farmers Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The federal banking agencies are authorized to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The federal banking agencies have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are very strong. Thus, the ability of Farmers to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

The Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value to the Company and its nonbanking subsidiaries and affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate. These regulations limit the types and amounts of transactions (including loans due and extensions of credit) that may take place and generally require those transactions to be on an arm’s-length basis. In general, these regulations require that any “covered transaction” by Farmers Bank with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of Farmers or its non-bank subsidiaries, to 10% of Farmers Bank’s capital stock and surplus, and, as to Farmers and all such non-bank subsidiaries in the aggregate, to 20% of Farmers Bank’s capital stock and surplus. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization including, for example, the requirement that the 10% of capital limit on covered transactions apply to financial subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Capital loans from the Company to the Bank are subordinate in right of payment to deposits and certain other indebtedness of the Bank. In the event of Farmers’ bankruptcy, any commitment by Farmers to a federal bank regulatory agency to maintain the capital of Farmers Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Federal Deposit Insurance Act of 1950, as amended, provides that, in the event of the “liquidation or other resolution” of an insured depository institution such as the Bank, the insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the Company, with respect to any extensions of credit they have made to such insured depository institution.

Capital Adequacy

Both Farmers and Farmers Bank are subject to risk-based capital requirements imposed by their respective primary federal banking regulator. These capital guidelines are based on the "International Convergence of Capital Measurement and Capital Standards" (Basel I), published by the Basel Committee on Banking Supervision (the "Basel Committee") in 1988. The guidelines provide a systematic analytical framework for evaluating capital levels and make regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Under the guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of the minimum total risk-based capital ratio (4.0%) must be composed of “Tier 1” capital, which consists of: (i) common shareholders' equity; (ii) minority interests in certain equity accounts of consolidated subsidiaries; and (iii) a limited amount of qualifying preferred stock and qualified trust preferred securities (although the Tier 1 capital treatment of trust preferred securities will be phased out under the Dodd-Frank Act in certain circumstances), less goodwill and certain other intangible assets, including unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value. The remainder of total risk-based capital ("Tier 2" risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.

Under the guidelines, capital is compared to the relative risk on Farmers and Farmers Bank’s balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0.0%, 20.0%, 50.0% and 100.0%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or "leverage ratio," of 3.0% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4.0% for all other bank holding companies. The guidelines further provide that bank holding companies experiencing growth through acquisitions or otherwise, or under other warranted circumstances, will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively.

The Federal Reserve Board's review of certain bank holding company transactions is affected by whether the applying bank holding company is "well-capitalized." To be deemed "well-capitalized," the bank holding company must have a Tier 1 risk-based capital ratio of at least 6.0%, a leverage ratio of at least 5.0%, and a total risk-based capital ratio of at least 10.0%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. Due to the continuing growth in Farmers Bank’s business and the increase in its allowance for loan losses associated with current economic conditions, senior management and the Board of Directors determined in 2010 that higher levels of capital were appropriate. The OCC concurred with Farmers Bank’s view that additional capital would be beneficial in supporting its continued growth and operations. As a result, effective February 2, 2010, the OCC proposed and Farmers Bank accepted the following individual minimum capital requirements for Farmers Bank: (i) Tier I risk-based capital ratio of 7.20%; and (ii) a total risk-based capital ratio of 11.00%.

As of December 31, 2011, Farmers Bank was in compliance with these minimum capital requirements. Additional information regarding Farmers and Farmers Bank’s regulatory capital ratios can be found in Note 12, “Regulatory Matters,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

In 2004, the Basel Committee published a new, more risk-sensitive capital adequacy framework (Basel II) for large, internationally active banking organizations. In December 2007, the federal banking agencies issued final rules making the implementation of certain parts of Basel II mandatory for any bank that has consolidated total assets of at least $250 billion (excluding certain assets) or has consolidated on-balance sheet foreign exposure of at least $10 billion, and making it voluntary for other banks. The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing minimum Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (discussed below) otherwise would permit lower requirements. In June 2011, the federal banking agencies adopted a rule applicable to only large, internationally active banks requiring their risk-based capital to meet the higher of the minimum requirements under Basel III or under the risk-based capital rules generally applicable to United States banks.

In December 2010 and January 2011, the Basel Committee released a final framework for strengthening international capital and liquidity regulation (Basel III). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

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

When fully phased in on January 1, 2019, Basel III will require banks to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, which will effectively result in a minimum ratio of CET1 to risk-weighted assets of 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% on full implementation); (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally imposed when federal banking agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be in addition to the capital conservation buffer in the range of 0.0% to 2.5% when fully implemented, potentially resulting in total buffers of 2.5% to 5.0%. The countercyclical capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when applicable) will have constraints imposed on their dividends, equity repurchases and compensation, based on the amount of the shortfall.

The implementation of the Basel III capital framework will commence on January 1, 2013. On that date, banking institutions will be required to maintain 3.5% CET1 to risk weighted assets, 4.5% Tier 1 capital to risk weighted assets and 8.0% total capital to risk-weighted assets.

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

The timing for the federal banking agencies’ publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain. However, it is anticipated that rules implementing Basel III will be proposed for comment in mid-2012.

Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may differ substantially from the currently published final Basel III framework. Requirements of higher capital levels or higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Prompt Corrective Action

The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes "critically undercapitalized" unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not "well capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank's capital plan for the plan to be acceptable.

Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock owned by any assessed shareholder failing to pay the assessment. As the sole shareholder of Farmers Bank, the Company is subject to such provisions.

Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, and Farmers Bank is assessed deposit insurance premiums to maintain the Deposit Insurance Fund. Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information deemed by the FDIC to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium.

On February 7, 2011, the FDIC approved a final rule that changed the deposit insurance assessment base, as required by the Dodd-Frank Act. As adopted, the final rule changed the deposit insurance assessment base from domestic deposits to average assets minus average tangible equity. In addition, the final rule also adopted a new large-bank pricing assessment scheme and established a target size for the Deposit Insurance Fund. Specifically, the final rule set a target size for the Deposit Insurance Fund at 2 percent of insured deposits and implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The final rule also created a scorecard-based assessment system for banks with more than $10 billion in assets. The final rule went into effect beginning with the second quarter of 2011.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by federally-insured institutions. It also may prohibit any federally-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the Deposit Insurance Fund. The FDIC also has the authority to take enforcement actions against insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Fiscal and Monetary Policies

The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States in order to influence general economic conditions, primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, as well as interest rates charged on loans and paid on deposits.

The monetary policies of the Federal Reserve board have had a significant effect on operations and results of financial institutions in the past and are expected to have significant effects in the future. In view of the changing conditions in the economy, the money markets and activities of monetary and fiscal authorities, Farmers can make no predictions as to future changes in interest rates, credit availability or deposit levels.

Community Reinvestment Act

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a bank holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the bank holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. Farmers received a rating of “satisfactory” in its most recent CRA examination.

Customer Privacy

Farmers Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow customers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted and conveyed to outside vendors.

Anti-Money Laundering and the USA Patriot Act

The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) and its related regulations require insured depository institutions, broker-dealers and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The USA Patriot Act and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. In addition, federal banking agencies are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering policies, procedures and controls of the applicants.

Corporate Governance

The Sarbanes-Oxley Act of 2002 effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the Commission. The Company’s corporate governance policies include an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, and Code of Business Conduct and Ethics. The Board of Directors reviews the Company’s corporate governance practices on a continuing basis. These and other corporate governance policies have been provided previously to shareholders and are available, along with other information on Farmers’ corporate governance practices, on the Company’s website at www.farmersbankgroup.com.

As directed by Section 302(a) of the Sarbanes-Oxley Act, the Company’s chief executive officer and chief financial officer are each required to certify that the Company's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the Company's internal controls, they have made certain disclosures about the Company’s internal controls to its auditors and the audit committee of the Board of Directors, and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Executive and Incentive Compensation

In June 2010, the Federal Reserve Board, OCC and FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Pursuant to the Joint Guidance, the Federal Reserve Board will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as Farmers. Such reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.

On February 7, 2011, the federal banking agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “Proposed Rules”). The Proposed Rules generally apply to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Rules: (i) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation; (ii) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss; (iii) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive-based compensation to help ensure compliance with the Proposed Rules; and (iv) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year. Final rules related to incentive-based compensation arrangements are excepted to be issued in the latter half of 2012.

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

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change the operating environment for Farmers and its subsidiaries in substantial and unpredictable ways and could significantly increase or decrease the costs of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions. With the enactment of the Dodd-Frank Act and the continuing implementation of final rules and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable. Farmers cannot predict the scope and timing of any such future legislation and, if enacted, the effect that it could have on its business, financial condition or results of operations.

Summary

To the extent that the foregoing information describes statutory and regulatory provisions applicable to the Company or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions or agreements. Also, such statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures as well as federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in applicable statutes, regulations or regulatory policies could have a material effect on Farmers and its business, financial condition or results of operations.

Item 1A. Risk Factors.

The following are certain risk factors that could materially and negatively affect our business, results of operations, cash flows or financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The risks that are discussed below are not the only ones we face. If any of the following risks occur, our business, financial condition or results of operations could be negatively affected. Additional risks that are not presently known or that we presently deem to be immaterial could also have a material, adverse impact on our business, financial condition or results of operations.

Risks Relating to Economic and Market Conditions

Difficult market conditions and economic trends have adversely affected our industry and our business.

Beginning in the latter half of 2007 through 2009, the U.S. economy was in recession and business activity across a wide range of industries and regions in the U. S. was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and decreased liquidity in the credit markets.

Market conditions have also led to the failure and merger of a number of financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization levels and of the Deposit Insurance Fund, which has led to a significant increase in deposit insurance premiums paid by financial institutions.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If during a period of reduced real estate values we are required to liquidate the collateral securing loans to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. The substantial majority of our loans are to individuals and businesses in the Mahoning Valley (the “Valley”). Consequently, further significant declines in the economy in the Valley could have a material adverse effect on our business, financial condition or results of operations. It is uncertain when the negative credit trends in our market will reverse, and, therefore, future earnings are susceptible to further declining credit conditions in the market in which we operate.

Changes in interest rates could adversely affect income and financial condition.

Our earnings and cash flow are dependent upon our net interest income. Net interest income is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings). Our level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by external factors, such as the local economy, competition for loans and deposits, the monetary policy of the Federal Reserve Board and market interest rates.

Interest rates are beyond our control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. See additional interest rate risk discussion under the Market Risk section found in Item 7A of this Annual Report on Form 10-K.

Defaults by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we and our subsidiaries interact on a daily basis, and therefore could adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We extend credit to a variety of customers based on internally set standards and judgment. We manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of credit already extended. Our credit standards and on-going process of credit assessment might not protect us from significant credit losses.

We take credit risk by virtue of making loans, extending loan commitments and letters of credit and, to a lesser degree, purchasing non-governmental securities. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending, while avoiding highly leveraged transactions as well as excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary, and to take proactive corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

We have significant exposure to risks associated with commercial real estate and residential real estate.

As of December 31, 2011, approximately 63.8% of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers. General difficulties in our real estate markets have recently contributed to increases in our non-performing loans, charge-offs, and decreases in our income.

Our business depends significantly on general economic conditions in Ohio. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in the regions we serve or by changes in the local real estate markets. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, or other factors beyond our control could therefore have an adverse effect on our business, financial condition or results of operations.

Our indirect lending exposes us to increased credit risks.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Northeastern Ohio. These loans are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve significant risks in addition to normal credit risk. Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, changes in the local economy, and difficulty in monitoring collateral. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan to value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower. Due to the economic slowdown in our primary market area, we currently are experiencing higher delinquencies, charge-offs and repossessions of vehicles in this portfolio. If the economy continues to contract, we may continue to experience higher levels of delinquencies, repossessions and charge-offs.

Commercial and industrial loans may expose us to greater financial and credit risk than other loans.

As of December 31, 2011, approximately 13.1% of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

Our allowance for loan loss may not be adequate to cover actual future losses.

We maintain an allowance for loan losses to cover current probable loan losses. Every loan we make carries a certain risk of non-repayment, and we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which will require additions to the allowance. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our business, financial condition or results of operations.

We are subject to certain risks with respect to liquidity.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits, which are defined as savings and money market accounts, time deposits less than $100 thousand and demand deposits comprised approximately 88% of total deposits at December 31, 2011. Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $206 million at December 31, 2011. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

Our business strategy includes continuing our growth plans. Our business, financial condition or results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

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

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to retain or hire the people we want or need. In order to attract and retain qualified employees, we must compensate them at market levels. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, adversely affect our business, financial condition or results of operations.

Strong competition within the market in which we operate could reduce our ability to attract and retain business.

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

Technology and other changes are allowing parties to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition or results of operations.

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

As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information could be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability or disrupt our operations and have a material adverse effect on our business, financial condition or results of operations.

We depend on our subsidiaries for dividends, distributions and other payments.

As a bank holding company, we are a legal entity separate and distinct from our subsidiaries. Our principal source of funds to pay dividends on our common shares is dividends from these subsidiaries. Federal and state statutory provisions and regulations limit the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval. In the event our subsidiaries become unable to pay dividends to us, we may not be able to pay dividends on our outstanding common shares. Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations. Further discussion of our ability to pay dividends can be found under the caption “Dividends and Transactions with Affiliates” in Item 1 of this Annual Report on Form 10-K.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. If capital requirements are raised or if we experience loan losses, additional capital may be needed. In addition, we may elect to raise capital to support our business or to finance acquisitions, if any, or for other anticipated reasons. Our ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, including the satisfaction or release of preemptive rights in the event of a common share offering, many of which are outside our control. Therefore, there can be no assurance additional capital can be raised when needed or that capital can be raised on acceptable terms. The inability to raise capital may have a material adverse effect on our business, financial condition or results of operations.

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

The FDIC maintains the Deposit Insurance Fund to resolve the cost of bank failures. Since 2007, the number of bank failures has increased significantly, which dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. Also during this period, the FDIC and the U.S. Congress have instituted two programs to further insure customer deposits at FDIC-member banks: (i) deposit accounts are now insured up to $250,000 per customer (up from $100,000); and (ii) non-interest bearing transactional accounts are fully insured (unlimited coverage) through January 1, 2013. These actions have placed additional stress on the Deposit Insurance Fund.

Since late 2008, the FDIC has taken various actions intended to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund. These actions have included increasing assessment rates for all insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, imposing special assessments and requiring insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012. In addition, on February 7, 2011, the FDIC approved a final rule that changed the deposit insurance assessment base and assessment rate schedule, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund. The rule, as mandated by the Dodd-Frank Act, finalized a target size for the Deposit Insurance Fund at 2 percent of insured deposits. The final rule went into effect beginning with the second quarter of 2011.

We have a limited ability to control the amount of premiums we are required to pay for FDIC insurance. If there are additional financial institution failures or other significant legislative or regulatory changes, the FDIC may be required to increase assessment rates or take actions similar to those taken during 2009. Increases in FDIC insurance assessment rates may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.

Legislative or regulatory changes or actions, or significant litigation, could adversely impact us or the businesses in which we are engaged.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the Deposit Insurance Fund, and not to benefit our shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders.

The recently enacted Dodd-Frank Act may adversely impact our business, financial condition or results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies do business. A detailed discussion regarding the Dodd-Frank Act can be found under the caption “Dodd-Frank Act” in Item 1 of this Annual Report on Form 10-K.

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with all new or revised laws and regulations. While the ultimate effect of the Dodd-Frank Act cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our banking operations, all of which may have a material adverse affect on our business, financial condition or results of operations.

The recent repeal of federal prohibitions on the payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer as market interest rates increase. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations, financial condition or liquidity may be adversely impacted by issues arising in foreclosure practices, including delays in the foreclosure process, related to certain industry deficiencies, as well as potential losses in connection with actual or projected repurchases and indemnification payments related to mortgages sold into the secondary market.

Recent announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised various concerns relating to mortgage foreclosure practices. The integrity of the foreclosure process is important to our business, as an originator and servicer of residential mortgages. As a result of our continued focus of concentrating our lending efforts in our primary markets in Ohio, as well as servicing loans for the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), we do not anticipate suspending any of our foreclosure activities. During 2010, we reviewed our foreclosure procedures and concluded they are generally conservative in nature and do not present the significant documentation deficiencies underlying other industry foreclosure problems. Nevertheless, we could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and our financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

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

Environmental liability associated with commercial lending could have a material adverse effect on our business, financial condition or results of operations.

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

Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures requiring the performance of an environmental site assessment before initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition or results of operations.

Anti-takeover provisions could delay or prevent an acquisition or change in control by a third party.

Provisions of the Ohio General Corporation Law, our Articles of Incorporation, and our Amended Code of Regulations, including a staggered board and supermajority vote requirements for significant corporate changes, could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us.

We may be a defendant from time to time in the future in a variety of litigation and other actions, which could have a material adverse effect on our business, financial condition or results of operations.

We and our subsidiaries may be involved from time to time in the future in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our business, financial condition or results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Item 1B. Unresolved Staff Comments.

There are no matters of unresolved staff comments from the Commission staff.

Item 2. Properties.

Farmers National Banc Corp.'s Properties

The Company does not own any property. The Company’s operations are conducted at Farmers Bank’s main office, which is located at 20 and 30 South Broad Street, Canfield, Ohio.

Farmers National Bank Property

The Bank’s main office is located at 20 and 30 S. Broad Street, Canfield, Ohio. The other locations of Farmers Bank are:

Office Building	40 & 46 S. Broad St., Canfield, Ohio

Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio

Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio

Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio

Colonial Plaza Office	401 E. Main St. Canfield, Ohio

Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio

Salem Office	1858 E. State Street, Salem, Ohio

Columbiana Office	340 State Rt. 14, Columbiana, Ohio

Leetonia Office	16 Walnut St., Leetonia, Ohio

Damascus Office	29053 State Rt. 62 Damascus, Ohio

Poland Office	106 McKinley Way West, Poland, Ohio

Niles Office	1 South Main Street, Niles, Ohio

Niles Drive Up	170 East State Street, Niles, Ohio

Girard Office	121 North State Street, Girard, Ohio

Eastwood Office	5845 Youngstown-Warren Rd, Niles, Ohio

Warren Office	2910 Youngstown-Warren Rd, Warren, Ohio

Mineral Ridge Office	3826 South Main Street, Mineral Ridge, Ohio

Niles Operation Center	51 South Main Street, Niles, Ohio

North Canton Office	1225 North Main St., North Canton, Ohio

The Bank owns all locations except the Colonial Plaza and North Canton offices, which are leased.

Farmers Trust Company Property

Farmers Trust Company operates from two leased locations:

Youngstown Office	City Centre One, Suite 800, Youngstown, Ohio

Howland Office	Harvard Commons, 1695 Niles-Cortland Rd., Warren,Ohio

Farmers National Insurance, LLC Property

Farmers National Insurance operates from one location which is owned by the Bank:

Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio

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

Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of Farmers’ executive officers as of March 13, 2012:

	September 30,	September 30,
Name	Age	Title
Carl D. Culp	48	Executive Vice President and Treasurer of Farmers and Executive Vice-President and Chief Financial Officer of Farmers Bank.
Joseph A. Gerzina	56	Senior Vice President and Chief Lending Officer
Mark L. Graham	57	Executive Vice President and Chief Credit Officer of Farmers Bank
John S. Gulas	53	President and Chief Executive Officer of Farmers and Farmers Bank
Kevin J. Helmick	40	Senior Vice President and Secretary of Farmers and Executive Vice President – Retail and Wealth Management of Farmers Bank
Brian E. Jackson	42	Senior Vice President and Chief Information Officer
Mark A. Nicastro	41	Vice President and Director of Human Resources
Joseph W. Sabat	51	Vice President and Controller
James H. Sisek	65	President and CEO of the Farmers Trust Company
Amber B. Wallace	46	Senior Vice President and Director of Marketing

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for a one year period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Culp has served as Executive Vice President and Treasurer since March 1996. Prior to that time, Mr. Culp was Controller of Farmers from November 1995 and was Controller of Farmers Bank from November 1995. Mr. Culp has 26 years of experience in finance and accounting in the banking industry, and is a certified public accountant.

Mr. Gerzina is the Senior Vice President and Chief Lending Officer since February 2012, and brings 30 years experience in commercial and private banking. Prior to joining the Company, Mr. Gerzina was a Managing Partner at Weather Vane Capital, and previously held senior roles with Huntington and Key Bank. He was appointed executive officer in 2012.

Mr. Graham has over 34 years of experience with Farmers and Farmers Bank. During his tenure, Mr. Graham has held a variety of positions in Farmers Bank’s commercial loan department. Mr. Graham has served as Executive Vice President and Chief Credit Officer of Farmers Bank since January 2012.

Mr. Gulas is the President and Chief Executive Officer of Farmers, a position he has held since July 2010. From July 2008 to July 2010, Mr. Gulas served as Farmers’ Chief Operating Officer. From 2005 to 2007, Mr. Gulas was President and Chief Executive Officer of Sky Trust Co., N.A. Mr. Gulas has over 26 years of banking experience, including executive roles with Wachovia and Key Bank. Mr. Gulas is a native of the Mahoning Valley and is on the board of the Regional Chamber as well as other community and civic boards. Mr. Gulas was appointed as a member of the Board of Directors in July 2010 and serves on the Board Loan Committee.

Mr. Helmick is responsible for the management and oversight of Farmers National Investments, the retail investment area of Farmers National Bank, Farmers National Insurance, and all branch sales and operational functions. Mr. Helmick has been with the Company for 16 years and has a retail and investment background, including an MBA and CFP designation. Mr. Helmick has served as Senior Vice President and Secretary of Farmers and Executive Vice President – Retail and Wealth Management of Farmers Bank since January 2012.

Mr. Jackson is the Senior Vice President and Chief Information Officer, a position he has held since May 2009. Prior to coming to the Company, Mr. Jackson was Assistant Vice President of Information Technology with another community bank. He has over 18 years experience in the IT field. Mr. Jackson was appointed executive officer in 2012.

Mr. Nicastro is the Vice President and Director of Human Resources, a position he has held since July 2009. Mr. Nicastro has an MBA, and has more than 12 years experience in Human Resource Management from both large multi-national banks and regional community banks, including U.S. Bank and Sky Bank. He was appointed executive officer in 2012.

Mr. Sabat has served as Vice President and Controller of Farmers Bank since April 2006. Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm. Mr. Sabat has 16 years of experience in the accounting, finance and auditing fields. He is a certified public accountant and was appointed executive officer in 2012.

Mr. Sisek has been the President and CEO of what is now Farmers Trust Company for 15 years. Previously, Mr. Sisek was a Vice President for Northern Trust in Florida and head of the Mahoning Valley Regional Trust Operation for National City Bank. Mr. Sisek has practiced in the areas of probate, trust and tax law for 36 years and is licensed to practice law in Ohio and Florida. He was appointed executive officer in 2012.

Ms. Wallace is the Senior Vice President and Director of Marketing since August 2008, and brings 22 years of experience to her position. Prior to joining the Company, Ms. Wallace served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital, where she managed a $14 million endowment, a $1.5 million marketing budget and all physician contracts. She was appointed executive officer in 2012.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market. Prior to September 15, 2011, Farmers’ common shares traded on the OTC Bulletin Board under the symbol “FMNB.OB.” Farmers had $18,780,560 common shares outstanding and approximately 3,613 holders of record of common shares at March 7, 2012. The following table sets forth certain bid and dividend information for Farmers’ common shares for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	September 30,	September 30,	September 30,	September 30,
	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2011	2011	2011	2011
High	$4.90	$4.94	$4.98	$4.95
Low	$3.00	$4.35	$4.15	$4.21
Cash dividends paid per share	$0.03	$0.03	$0.03	$0.03

	September 30,	September 30,	September 30,	September 30,
	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2010	2010	2010	2010
High	$4.80	$4.65	$4.10	$3.70
Low	$4.10	$3.50	$3.47	$3.45
Cash dividends paid per share	$0.03	$0.03	$0.03	$0.03

Purchases of Common Shares by Farmers.

On July 14, 2009, the Company announced the adoption of a share repurchase program that authorized the re-purchase of up to 4.9%, or approximately 657 thousand shares, of its outstanding common shares in the open market or in privately negotiated transactions. This program expired in July 2010 and has not been renewed. The Company did not make any repurchases of its common shares during the course of 2011.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

(Table Dollar Amounts in Thousands except Per Share Data)

For the Years Ending December 31,	2011	2010	2009	2008	2007

Summary of Earnings
Total Interest and Dividend Income (including fees on loans)	$44,434	$48,365	$49,775	$46,415	$45,538
Total Interest Expense	7,837	10,998	16,547	19,947	21,893

Net Interest Income	36,597	37,367	33,228	26,468	23,645
Provision for Loan Losses	3,650	8,078	6,050	1,420	570
Noninterest Income (1)	12,539	13,210	9,388	2,617	4,408
Noninterest Expense	33,728	30,964	29,655	21,013	20,382

Income Before Income Taxes	11,758	11,535	6,911	6,652	7,101
Income Taxes	2,540	2,544	1,069	987	1,176

NET INCOME	$9,218	$8,991	$5,842	$5,665	$5,925

Per Share Data
Basic earnings per share	$0.50	$0.66	$0.44	$0.43	$0.46
Diluted earnings per share	0.50	0.66	0.44	0.43	0.46
Cash Dividends Paid	0.12	0.12	0.36	0.52	0.64
Book Value at Year-End	6.10	6.45	5.96	5.83	5.67
Tangible Book Value (2)	5.76	5.95	5.41	5.83	5.67

Balances at Year-End
Total Assets	$1,067,871	$982,751	$1,014,808	$880,370	$798,236
Earning Assets	1,014,997	915,224	948,187	829,173	745,482
Total Deposits	840,125	761,050	777,552	648,010	593,428
Short-Term Borrowings	98,088	105,634	125,912	105,435	74,174
Long-Term Borrowings	11,263	24,733	27,169	46,464	52,455
Loans held for sale	677	0	0	0	0
Net Loans	561,986	581,060	601,995	546,452	508,647
Total Stockholders’ Equity	114,445	88,048	80,628	77,102	73,920

Average Balances
Total Assets	$1,035,392	$1,030,516	$970,163	$841,630	$804,968
Total Stockholders’ Equity	105,276	85,968	79,775	73,889	74,615

Significant Ratios
Return on Average Assets (ROA)	0.89%	0.87%	0.60%	0.67%	0.74%
Return on Average Equity (ROE)	8.76	10.46	7.32	7.67	7.94
Average Earning Assets/Average Assets	92.64	92.28	92.79	93.67	94.86
Average Equity/Average Assets	10.17	8.34	8.22	8.78	9.27
Loans/Deposits	68.06	77.57	78.37	85.18	86.63
Allowance for Loan Losses/Total Loans	1.72	1.58	1.21	1.01	1.06
Allowance for Loan Losses/Nonperforming Loans	89.19	104.56	73.25	104.05	231.22
Efficiency Ratio (On tax equivalent basis)	67.14	61.10	67.00	63.02	68.00
Net Interest Margin	4.01	4.10	3.88	3.58	3.33
Dividend Payout Rate	24.31	18.08	82.18	120.07	140.24
Tangible Common Equity Ratio (3)	10.18	8.31	7.26	8.76	9.26

(1)	Noninterest income includes a securities impairment charge of $11 thousand, $74 thousand, $2.7 million and $873 thousand respectively for the years ended December 31, 2011, 2009, 2008 and 2007.

(2)	Tangible book value per share is Total Stockholders’ Equity minus goodwill and other intangible assets divided by the number of shares outstanding.

(3)	The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S.GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, our tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non U.S.GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S.GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of December 31, 2011, reconciliations of tangible common equity to U.S.GAAP total common stockholders’ equity and tangible assets to U.S.GAAP total assets are set forth below:

Reconciliation of Common Stockholders’ Equity to Tangible Common Equity

	September 30,	September 30,	September 30,	September 30,	September 30,
December 31,	2011	2010	2009	2008	2007
Stockholders’ Equity	$114,445	$88,048	$80,628	$77,102	$73,920
Less Goodwill and other intangibles	6,441	6,920	7,500	0	0

Tangible Common Equity	$108,004	$81,128	$73,128	$77,102	$73,920

Reconciliation of Total Assets to Tangible Assets

	September 30,	September 30,	September 30,	September 30,	September 30,
December 31,	2011	2010	2009	2008	2007
Total Assets	$1,067,871	$982,751	$1,014,808	$880,370	$798,236
Less Goodwill and other intangibles	6,441	6,920	7,500	0	0

Tangible Assets	$1,061,430	$975,831	$1,007,308	$880,370	$798,236

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,
Years ended December 31,	2011			2010			2009
	AVERAGE BALANCE	INTEREST	RATE	AVERAGE BALANCE	INTEREST	RATE	AVERAGE BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (3) (5)	$561,858	$33,528	5.97%	$598,931	$37,235	6.22%	$581,629	$38,130	6.56%
Loans Held for Sale	190	6	3.16	0	0	0	0	0	0
Taxable securities (2)	262,603	8,058	3.07	252,450	8,755	3.47	224,784	9,399	4.18
Tax-exempt securities (2) (5)	75,787	4,429	5.84	62,804	3,729	5.94	60,911	3,667	6.02
Equity securities (4) (5)	4,296	195	4.54	4,126	189	4.58	5,147	263	5.11
Federal funds sold	54,459	79	0.15	32,638	56	0.17	27,769	32	0.12

Total earning assets	959,193	46,295	4.83	950,949	49,964	5.25	900,240	51,491	5.72

NONEARNING ASSETS

Cash and due from banks	21,230			22,926			23,098
Premises and equipment	14,419			14,292			14,230
Allowance for Loan Losses	(10,508)			(7,885)			(6,377)
Unrealized gains on securities	8,198			10,030			5,980
Other assets (1)	42,860			40,204			32,992

Total Assets	$1,035,392			$1,030,516			$970,163

INTEREST-BEARING LIABILITIES

Time deposits	$251,546	$5,083	2.02%	$289,581	$7,156	2.47%	$312,511	$9,742	3.12%
Savings deposits	341,673	1,468	0.43	300,538	1,762	0.59	238,618	2,670	1.12
Demand deposits	110,857	66	0.06	107,890	125	0.12	101,470	314	0.31
Short term borrowings	114,391	325	0.28	144,583	872	0.60	123,758	1,847	1.49
Long term borrowings	21,408	895	4.18	25,472	1,083	4.25	45,543	1,974	4.33

Total Interest-Bearing Liabilities	839,875	7,837	0.93	868,064	10,998	1.27	821,900	16,547	2.01

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	86,764			73,044			64,563
Other Liabilities	3,477			3,440			3,925
Stockholders’ equity	105,276			85,968			79,775

Total Liabilities and Stockholders’ Equity	$1,035,392			$1,030,516			$970,163

Net interest income and interest rate spread		$38,458	3.90%		$38,966	3.98%		$34,944	3.71%

Net interest margin			4.01%			4.10%			3.88%

(1)	Non-accrual loans and overdraft deposits are included in other assets.

(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(3)	Interest on loans includes fee income of $1.7 million, $2.0 million and $2.3 million for 2011, 2010 and 2009 respectively and is reduced by amortization of $1.8 million, $1.8 million and $1.5 million for 2011, 2010 and 2009 respectively.

(4)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(5)	For 2011, adjustments of $343 thousand and $1.5 million are made to tax equate income on tax exempt loans and tax exempt securities. For 2010, adjustments of $360 thousand and $1.2 million are made to tax equate income on tax exempt loans and tax exempt securities. For 2009, adjustments of $496 thousand and $1.2 million to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2011 change from 2010			2010 change from 2009
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$(3,707)	$(2,305)	$(1,402)	$(895)	$1,134	$(2,029)
Loans held for sale	6	6	0	0	0	0
Taxable securities	(697)	352	(1,049)	(644)	1,157	(1,801)
Tax-exempt securities	700	771	(71)	62	114	(52)
Equity securities	6	8	(2)	(74)	(52)	(22)
Funds sold and other cash	23	37	(14)	24	6	18

Total interest income	$(3,669)	$(1,131)	$(2,538)	$(1,527)	$2,359	$(3,886)

Interest Expense
Time deposits	$(2,073)	$(940)	$(1,133)	$(2,586)	$(715)	$(1,871)
Savings deposits	(294)	241	(535)	(908)	693	(1,601)
Demand deposits	(59)	3	(62)	(189)	20	(209)
Short term borrowings	(547)	(181)	(366)	(975)	310	(1,285)
Long term borrowings	(188)	(174)	(14)	(891)	(869)	(22)

Total interest expense	$(3,161)	$(1,051)	$(2,110)	$(5,549)	$(561)	$(4,988)

Increase (decrease) in tax equivalent net interest income	$(508)	$(80)	$(428)	$4,022	$2,920	$1,102

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2011, 2010 and 2009. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

Cautionary Note Regarding Forward Looking Statements

Discussions in this Annual Report on Form 10-K that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance, and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in Farmers’ filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on those forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements:

•	general economic conditions in market areas where Farmers conducts business, which could materially impact credit quality trends;

•	business conditions in the banking industry;

•	the regulatory environment;

•	fluctuations in interest rates;

•	demand for loans in the market areas where Farmers conducts business;

•	rapidly changing technology and evolving banking industry standards;

•	competitive factors, including increased competition with regional and national financial institutions;

•	new service and product offerings by competitors and price pressures; and

•	other similar items.

Other factors not currently anticipated may also materially and adversely affect Farmers’ business, financial condition, results of operations or cash flows. There can be no assurance that future results will meet expectations. While the Company believes that the forward-looking statements in this Annual Report on Form 10-K are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Farmers does not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010.

The Company's net income totaled $9.2 million during 2011, compared to $9.0 million for 2010. On a per share basis, diluted earnings per share were $0.50 as compared to $0.66 diluted earnings per share for 2010. Common comparative ratios for results of operations include the return on average assets and return on average stockholders’ equity. For 2011, the return on average equity was 8.76%, compared to 10.46% for 2010. The return on average assets was 0.89% for 2011 and 0.87% for 2010.

The results for 2011 included $1.8 million in gains on sales of securities, compared to $2.7 million in 2010.

Net Interest Income

Net interest income, the principal source of the Company's earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For 2011, taxable equivalent net interest income decreased $508 thousand, or 1.3%, from 2010. Interest-earning assets averaged $959.2 million during 2011, increasing $8.2 million, or 0.87%, compared to 2010. The Company's interest-bearing liabilities decreased 3.25% from $868.1 million in 2010 to $839.9 million in 2011.

The Company finances its earning assets with a combination of interest-bearing and interest-free funds. The interest-bearing funds are composed of deposits, short-term borrowings and long-term debt. Interest paid for the use of these funds is the second factor in the net interest income equation. Interest-free funds, such as demand deposits and stockholders’ equity, require no interest expense and, therefore, contribute significantly to net interest income.

The profit margin, or spread, on invested funds is a key performance measure. The Company monitors two key performance indicators—net interest spread and net interest margin. The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest spread in 2011 was 3.90%, decreasing from 3.98% in 2010. The net interest margin represents the overall profit margin–net interest income as a percentage of total interest-earning assets. This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds. For 2011, the net interest margin, measured on a fully taxable equivalent basis, decreased to 4.01%, compared to 4.10% in 2010.

The decrease in net interest margin is largely a result of the change in the mix of interest earning assets. Loans, which yield more than securities, comprised a smaller level of interest-earning assets in the current year. For 2011, loans were 58.6% of average earning assets, compared to 63.0% for 2010. Total taxable equivalent interest income was $46.3 million for 2011, which is $3.7 million less than the $50.0 million reported in 2010. Average loans decreased $37.1 million, or 6.19%, in 2011, and the yields decreased from 6.22% in 2010 to 5.97% in 2011. Income from securities, federal funds and other increased $32 thousand, or 0.25%, in 2011, though Farmers saw its yields on these assets decrease from 3.62% in 2010 to 3.21% in 2011. The average balance of investment securities and federal funds sold increased 13.10% in 2011, mainly due to increases in customer deposits and proceeds from the Company’s public offering combined with limited opportunities to grow loans.

Total interest expense amounted to $7.8 million for 2011, a 28.7% decrease from $11.0 million reported in 2010. The decrease in 2011 is the result of lower rates of interest paid on interest-bearing deposits and repurchase agreements. The cost of interest-bearing liabilities decreased from 1.27% in 2010 to 0.93% in 2011.

Management will continue to evaluate future changes in interest rates and the shape of the treasury yield curve so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.

Noninterest Income

Total noninterest income decreased by $671 thousand in 2011. Some of this decrease is a result of an $876 thousand decrease in gains on sales of securities. During 2011, Farmers sold $51.0 million in securities to recognize market appreciation on existing holdings, pay off $11.9 million in FHLB advances in order to reduce its cost of funds, and reinvested the remaining $39.1 million to further diversify the securities portfolio.

Bank owned life insurance income also decreased $399 thousand in 2011. This decrease is primarily due to the receipt of death benefit proceeds in excess of cash value in 2010, which are included in income. These decreases in noninterest income were offset by increases in trust fee income of $455 thousand and investment commissions of $323 thousand, as management continues to focus on diversifying revenue sources to decrease the reliance on net interest income as the main driver of revenue.

Noninterest Expenses

Noninterest expense for 2011 was $33.7 million, compared to $31.0 million for the same period in 2010, representing an increase of $2.8 million, or 8.9%. Some of this increase is a result of a $1.2 million prepayment penalty related to the payoff of advances from the FHLB. The advances were paid off prior to maturity to decrease Farmers’ cost of funds and improve regulatory risk based capital ratios. This strategy also allows the Company to remove longer duration assets in order to improve the market value of the Company’s capital in a rising rate environment. There was also a $677 thousand or 14.8% increase in other operating expenses in 2011 compared to 2010, mainly due to higher consulting and other real estate owned expenses. This increase was partially offset by the FDIC insurance expense decrease in 2011 of $475 thousand or 36.4% over 2010, due to the change in the assessment base by the FDIC. Assessments are now based on asset size, as opposed to being based on deposit size as in prior years.

Salaries and employee benefits also increased $1.1 million, primarily resulting from a higher number of employees. The higher employee count is attributed primarily to the newly created North Canton office as well as staff added to originate and sell residential real estate loans in the secondary market.

Below is a detail of non-interest expense line items classified between the Farmers (excluding Farmers Trust), Farmers Trust, and the total Company for the years ending December 31, 2011, 2010 and 2009.

For the Year Ended	December 31, 2011			December 31, 2010			December 31, 2009
Noninterest expense	Farmers Trust	Bank and Others	Total Company	Farmers Trust	Bank and Others	Total Company	Farmers Trust	Bank and Others	Total Company
Salaries and employee benefits	$2,858	$14,646	$17,504	$2,607	$13,799	$16,406	$2,072	$13,073	$15,145
Occupancy and equipment	554	3,332	3,886	509	3,200	3,709	343	3,195	3,538
State and local taxes	98	857	955	116	784	900	47	883	930
Professional fees	456	1,335	1,791	432	1,454	1,886	199	1,297	1,496
Advertising	9	826	835	9	628	637	24	571	595
FDIC insurance	0	831	831	0	1,306	1,306	0	1,543	1,543
Meger related costs	0	0	0	0	0	0	0	453	453
Intangible amortization	479	0	479	580	0	580	449	0	449
Core processing charges	0	1,008	1,008	0	973	973	0	231	231
FHLB advance prepayment fee	0	1,195	1,195	0	0	0	0	368	368
Other operating expenses	379	4,865	5,244	335	4,232	4,567	266	4,641	4,907

Total noninterest expense	$4,833	$28,895	$33,728	$4,588	$26,376	$30,964	$3,400	$26,255	$29,655

The Company’s tax equivalent efficiency ratio for the twelve month period ended December 31, 2011 was 67.14%, compared to 61.10% for the same period in 2010. Two of the factors leading to the decline in the efficiency ratio were the $1.2 million FHLB advances prepayment penalties paid in 2011 and the increase in salaries and employee benefits as explained earlier in this section. It should also be noted that the efficiency ratio in 2010 was enhanced by bank owned life insurance income from death benefit proceeds of $510 thousand, compared to $46 thousand in 2011. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of tax equivalent net interest income plus non-interest income, excluding security gains and losses and intangible amortization. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes

Income tax expense totaled $2.5 million for 2011 and 2010. Income taxes are computed using the appropriate effective tax rates for each period. The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income. The effective income tax rate was 21.6% for 2011 and 22.1% for 2010. Refer to Note 14 to the consolidated financial statements for additional information regarding the effective tax rate.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009.

The Company’s net income totaled $9.0 million during 2010, compared to $5.8 million for 2009. On a per share basis, diluted earnings per share were $0.66 for 2010, as compared to $0.44 for 2009. For 2010, the return on average equity was 10.46%, as compared to 7.32% for 2009. The return on average assets was 0.87% for 2010 and 0.60% for 2009.

Net Interest Income

For 2010, taxable equivalent net interest income increased $4.0 million, or 11.5%, more than 2009. Interest-earning assets averaged $950.9 million during 2010, increasing $50.7 million, or 5.63%, compared to 2009. For 2010, the net interest margin, measured on a fully taxable equivalent basis, was 4.10%, in comparison to 3.88% for 2009.

Total taxable equivalent interest income was $50.0 million for 2010, which was $1.5 million less than the $51.5 million reported in 2009. This decrease was primarily the result of a decline on the yield of earning assets, offset by growth in the level of average earning assets. Average loan balances increased $17.3 million, or 2.97%, but the yields decreased from 6.56% in 2009 to 6.22% in 2010. Income from securities and federal funds sold decreased $632 thousand, or 4.73%, in 2010, as the Company saw its yields on these assets decrease from 4.19% in 2009 to 3.62% in 2010. The average balances of investment securities and federal funds sold increased 10.49% in 2010, mainly due to increases in customer deposits.

Total interest expense amounted to $11.0 million for 2010, a 33.53% decrease from $16.5 million reported in 2009. The decrease in 2010 is the result of lower rates of interest paid on interest-bearing deposits and repurchase agreements. The cost of interest-bearing liabilities decreased from 2.01% in 2009 to 1.27% in 2010.

Noninterest Income

Total other income in 2010 increased by $3.8 million. Some of this increase was the result of a $1.7 million increase in security gains. The increase was also the result of a $1.4 million increase in trust fee income. Farmers Trust was purchased on March 31, 2009; therefore, the prior year’s results included only nine months of income compared to twelve months in 2010. Bank owned life insurance income also increased $372 thousand, due to the receipt of death benefit proceeds in excess of cash value, which are included in income. Insurance agency commissions also increased by $154 thousand during 2010. Farmers National Insurance commenced operations in August 2009; therefore, the prior year’s results included only five months of income compared to twelve months in 2010. These increases were partially offset by a decline of $522 thousand in service charges on deposit accounts, primarily related to a decrease in overdraft fee income.

Noninterest Expenses

Total noninterest expenses for 2010 increased 4.41%, or $1.3 million, from 2009, and resulted from the inclusion of expenses associated with Farmers Trust throughout 2010. Because Farmers Trust was acquired on March 31, 2009, results for 2009 included only nine months of expenses associated with its operations. Farmers Trust’s noninterest expense was $4.6 million for 2010, compared to $3.4 million reported for the same period in 2009. Core processing charges increased by $742 thousand in 2010. During late 2009, Farmers’ outsourced core processing services that were previously performed in house, resulting in the increase over 2009. Professional fees also increased by $390 thousand. Most of this increase was due to legal expenses associated with Farmers’ capital raising activities.

Income Taxes

Income tax expense totaled $2.5 million for 2010 and $1.1 million for 2009. The effective income tax rate was 22.1% for 2010 and 15.5% for 2009. The increase in the effective tax rate was due to Farmers having relatively comparable tax exempt income in 2010 and 2009, while income before income taxes was significantly higher in 2010.

Liquidity

Farmers maintains, in the opinion of management, liquidity sufficient to satisfy depositors' requirements and meet the credit needs of customers. The Company depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Company's ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition.

Principal sources of liquidity include assets considered relatively liquid, such as short-term investment securities, federal funds sold and cash and due from banks.

Along with its liquid assets, Farmers has additional sources of liquidity available which help to insure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at two major domestic banks. At December 31, 2011, Farmers had not borrowed against these lines of credit. Management feels that its liquidity position is more than adequate and will continue to monitor the position on a monthly basis. The Company also has additional borrowing capacity with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Company views its membership in the FHLB as a solid source of liquidity. As of December 31, 2011, the Bank is eligible to borrow an additional $88.5 million from the FHLB under various fixed rate and variable rate credit facilities. Advances outstanding from the FHLB at December 31, 2011 amounted to $11.1 million.

Farmers’ primary investing activities are originating loans and purchasing securities. During 2011, net cash used in investing activities amounted to $69.0 million, compared to $8.6 million net cash from investing activities in 2010. Net decreases in loans were $14.8 million in 2011, compared to $12.1 million in 2010. Purchases of securities available for sale were $171.5 million in 2011, compared to $138.2 million in 2010. Proceeds from maturities and sales of securities available for sale were $94.1 million in 2011, compared to $134.0 million in 2010.

Farmers’ primary financing activities are obtaining deposits, repurchase agreements and other borrowings. Net cash from financing activities amounted to $70.1 million for 2011, compared to $40.4 million net cash used in 2010. Most of this change is a result of the net increase in deposits. Deposits increased $79.1 million in 2011, compared to a $16.5 million decrease in 2010. In addition, $13.8 million of the change in cash from financing activities is a result of the issuance of Farmers’ common and treasury shares during the public offering during the first quarter of 2011. Also, short-term borrowings decreased $7.5 million in 2011, compared to a $20.3 million decrease in 2010.

Loan Portfolio

Maturities and Sensitivities of Loans to Interest Rates

The following schedule shows the composition of loans and the percentage of loans in each category at the dates indicated. Balances include unamortized loan origination fees and costs.

Years Ended December 31,	2011		2010		2009		2008		2007
Commercial Real Estate	$198,041	34.6%	$203,894	34.5%	$215,917	35.4%	$195,244	35.4%	$193,187	37.6%
Commercial, Financial and Agricultural	74,875	13.1	76,635	13.0	75,893	12.5	70,410	12.7	45,844	8.9
Residential Real Estate	167,031	29.2	177,067	30.0	180,877	29.7	173,246	31.4	170,006	33.1
Consumer	131,859	23.1	132,771	22.5	136,708	22.4	113,105	20.5	105,069	20.4

Total Loans	$571,806	100.0%	$590,367	100.0%	$609,395	100.0%	$552,005	100.0%	$514,106	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for commercial and commercial real estate loans listed above as of December 31, 2011:

	September 30,	September 30,	September 30,
Types of Loans	1 Year or less	1 to 5 Years	Over 5 Years
Commercial and Commercial Real Estate	$54,164	$161,079	$57,673

The amounts of commercial and commercial real estate loans as of December 31, 2011, based on remaining scheduled repayments of principal, are shown in the following table:

	September 30,	September 30,	September 30,
Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$43,614	$123,177	$166,791
Fixed Rates of Interest	10,550	95,575	106,125

Total Loans	$54,164	$218,752	$272,916

Total loans were $571.8 million at year-end 2011, compared to $590.4 million at year-end 2010. This represents a decrease of 3.14%. The decline in loans, particularly in the first quarter of 2011, was related to slow economic growth. Farmers believes its demand experience for business and consumer credit is consistent with the experience of other banks in the Federal Reserve’s Fourth District and banks nationally per the Federal Reserve Beige Book. Loans comprised 58.6% of the Bank’s average earning assets in 2011, compared to 63.0% in 2010. The product mix in the Loan Portfolio includes Commercial Loans comprising 13.1%, Residential Real Estate Loans 29.2%, Commercial Real Estate Loans 34.6% and Consumer Loans 23.1% at December 31, 2011 compared with 13.0%, 30.0%, 34.5% and 22.5%, respectively, at December 31, 2010.

Loans contributed 72.4% of total taxable equivalent interest income in 2011 and 74.5% in 2010. Loan yield was 5.97% in 2011, 114 basis points greater than the average rate for total earning assets. Management recognizes that while the loan portfolio holds some of the Bank’s’ highest yielding assets, it is inherently the most risky portfolio. Accordingly, management attempts to balance credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process. To minimize risks associated with changes in the borrower's future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral.

Consumer Loans decreased from $132.8 million on December 31, 2010 to $131.9 million on December 31, 2011, representing a 0.69% decrease. Management continues to target the automobile dealer network to purchase indirect installment loans. Dealer paper was purchased using strict underwriting guidelines with an emphasis on quality. Indirect Loans comprise 90% of the Consumer Loan portfolio. Net loan losses in the Consumer Loan portfolio have decreased to $276 thousand in 2011, as compared to $639 thousand in 2010.

Residential Real Estate Mortgage Loans decreased 5.67% to $167.0 million at December 31, 2011, compared to $177.1 million in 2010. Commercial Real Estate Loans decreased 2.87% from $203.9 million in 2010 to $198.0 million in 2011. Farmers originated both fixed rate and adjustable rate mortgages during 2011. Fixed rate terms are generally limited to fifteen year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial Loans at December 31, 2011 decreased 2.30% from year-end 2010 with outstanding balances of $74.9 million. The Bank's commercial loans are granted to customers within the immediate trade area of the Bank. The mix is diverse, covering a wide range of borrowers, business types and local municipalities. The Bank monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Summary of Loan Loss Experience

The following is an analysis of the allowance for loan losses for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,
Years Ended December 31,	2011	2010	2009	2008	2007

Balance at Beginning of Year	$9,307	$7,400	$5,553	$5,459	$5,594
Charge-Offs:
Commercial Real Estate	(1,246)	(1,910)	(2,389)	(767)	(385)
Commercial, Financial and Agricultural	(414)	(2,898)	(911)	(94)	(48)
Residential Real Estate	(1,736)	(760)	(251)	(75)	(67)
Consumer	(1,125)	(1,177)	(1,248)	(795)	(612)

Total Charge-Offs	(4,521)	(6,745)	(4,799)	(1,731)	(1,112)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	44	26	178	0	0
Commercial, Financial and Agricultural	39	8	2	19	3
Residential Real Estate	452	2	1	0	5
Consumer	849	538	415	386	399

Total Recoveries	1,384	574	596	405	407

Net Charge-Offs	(3,137)	(6,171)	(4,203)	(1,326)	(705)
Provision For Loan Losses	3,650	8,078	6,050	1,420	570

Balance at End of Year	$9,820	$9,307	$7,400	$5,553	$5,459

Ratio of Net Charge-Offs to Average
Loans Outstanding	0.56%	1.02%	0.72%	0.26%	0.14%

Provisions charged to operations amounted to $3.7 million in 2011, compared to $8.1 million in 2010, a decrease of $4.4 million. This decrease is primarily due to fewer charge-offs and a lower level of total delinquencies from the year ago period, which are factors considered in management’s estimate of loan loss provisions and the adequacy of the allowance for loan losses. Offsetting these improvements in credit quality, the ratio of nonperforming loans to total loans increased from 1.51% at December 31, 2010 to 1.93% at December 31, 2011. The change in this ratio was the result of an increase in nonperforming loans of $2.1 million from December 31, 2010 and a decline in loan balances from $590.4 million at December 31, 2010 to $571.8 million at December 31, 2011. The provision for loan losses charged to operating expense is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous charge-off experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

The allowance for loan losses increased $513 thousand during the year. The primary reason for the increase in the current year was due to an increase in nonperforming loans and an increase in specific allocations on impaired loans. At December 31, 2011, loans considered to be impaired totaled $10.4 million with an allowance allocation of $985 thousand. At the end of 2010, loans considered to be impaired were $7.1 million with an allowance allocation of $605 thousand. Loans individually identified as impaired include nonaccrual commercial and commercial real estate loans and loans with their contractual terms modified such that they represent troubled debt restructurings. Impaired loans are carried at the fair value of the underlying collateral, less estimated disposition costs, if repayment of the loan is expected to be solely dependent on the sale of the collateral. Otherwise, impaired loans are carried at the present value of expected cash flows.

The valuation of collateral-dependent impaired loans is a challenging component of the financial reporting process due to the timing of when a loan is identified as impaired and the need to timely close Farmers’ books for a given period. Typically, commercial and commercial real estate loans are identified as impaired when they become ninety days past due, or earlier if management believes it is probable that the Company will not collect all amounts due under the terms of the loan agreement. When Farmers identifies a loan as impaired and also concludes that the loan is collateral dependent, Farmers performs an internal collateral valuation as an interim measure. Farmers typically obtains an external appraisal to validate its internal collateral valuation as soon as is practical. To the extent that an external appraisal returns a value estimate that is materially different from the internally generated estimate before the release of interim or annual financial statements, Farmers adjusts the associated specific loss reserve and, if necessary, Farmers’ consolidated financial statements for the difference.

The ratio of the allowance for loan losses to non-performing loans at December 31, 2011 was 89.19%, compared to 104.56% at December 31, 2010. The increase in non-performing loans is primarily related to the commercial real estate and residential real estate portfolios. The balance in the allowance for loan losses is $9.8 million or 1.72% of loans at December 31, 2011. This ratio has increased from the 1.58% reported at December 31, 2010.

Nonperforming Assets

December 31,	2011	2010	2009	2008	2007
Nonaccrual loans:
Commercial Real Estate	$6,025	$3,972	$5,677	$2,820	$975
Commercial, Financial and Agricultural	527	400	1,504	342	0
Residential Real Estate	4,196	4,177	2,281	1,485	975
Consumer	12	27	172	128	77

Total Nonaccrual Loans	$10,760	$8,576	$9,634	$4,775	$2,027
Loans Past Due 90 Days or More	250	325	469	562	334

Total Nonperforming Loans	$11,010	$8,901	$10,103	$5,337	$2,361

Other Real Estate Owned	585	532	374	65	0

Total Nonperforming Assets	$11,595	$9,433	$10,477	$5,402	$2,361

Loans modified in troubled debt restructuring	$4,277	$2,974	$5,440	$0	$0

Percentage of Nonperforming Loans to Loans	1.93%	1.51%	1.66%	0.97%	0.46%
Percentage of Nonperforming Assets to Total Assets	1.09%	0.96%	1.03%	0.61%	0.30%
Loans Delinquent 30-89 days	3,471	7,924	9,212	9,660	4,667
Percentage of Loans Delinquent 30-89 days to Total Loans	0.61%	1.34%	1.51%	1.75%	0.91%

Farmers has forgone interest income of approximately $101 thousand from nonaccrual loans as of December 31, 2011 that would have been earned during the year if all loans had performed in accordance with their original terms.

Net charge-offs as a percentage of average loans outstanding decreased from 1.02% for 2010 to 0.56% for 2011. The primary reason for the improvement is related to the commercial and industrial loan portfolio, experiencing a decrease in net charge-offs from $2.9 million in 2010 to $375 thousand in 2011. The Company’s net charge-offs were primarily concentrated in commercial real estate, residential real estate and consumer loans. The net losses in commercial real estate loans accounted for 38.3% of the total net losses, residential real estate loans accounted for 40.9% of the total net losses, and the consumer loans represented 8.8% of the total.

A significant allocation in the allowance for loan losses is for performing commercial and commercial real estate loans classified by the internal loan review as substandard. The loss experience on the average balance of this category of loans for the past two years has been approximately 8.14% of the principal balance of these loans, which is management’s allocation for these loans. The actual loss experience may be more or less than the amount allocated. At December 31, 2011, the amount of substandard loans that continue to accrue interest is $24.7 million. As always, management is working to address weaknesses in each of these specific loans that may result in loss.

	2011		2010		2009		2008		2007
		Loans to		Loans to		Loans to		Loans to		Loans to
December 31,	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial Real Estate	$4,880	34.6%	$5,780	34.5%	$4,111	35.4%	$3,126	35.4%	$2,956	37.6%
Commercial	1,529	13.1%	1,707	13.0%	1,738	12.5%	933	12.7%	506	8.9%
Residential Real Estate	1,802	29.2%	881	30.0%	328	29.7%	696	31.4%	1,026	33.1%
Consumer	972	23.1%	875	22.5%	1,223	22.4%	798	20.5%	971	20.4%
Unallocated	637	0	64	0	0	0	0	0	0	0

	$9,820	100.0%	$9,307	100.0%	$7,400	100.0%	$5,553	100.0%	$5,459	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2012 will occur in the same proportions or that the allocation indicates future charge-off trends. The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios. In previous years, the indirect installment loan category has represented the largest percentage of loan losses. The one-to-four family real estate loan category represents approximately 29.2% of total loans, but historically has represented a small percentage of loan losses. For the commercial loan category, which represents only 13.1% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications. The commercial real estate loan category represents 34.6% of the total loan portfolio.

Loan Commitments and Lines of Credit

In the normal course of business, the Bank has extended various commitments for credit. Commitments for mortgages, revolving lines of credit and letters of credit generally are extended for a period of one month up to one year. Normally no fees are charged on any unused portion. Normally, an annual fee of two percent is charged for the issuance of a letter of credit.

As of December 31, 2011, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans. As of that date also, there were no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The investment securities portfolio increased $85.7 million in 2011. Excess balances of federal funds sold were strategically invested throughout the year. Farmers also sold $51.0 million in securities in 2011, resulting in net security gains of $1.8 million. Farmers sold securities to recognize market appreciation on existing holdings, pay off FHLB advances to decrease the Company’s cost of funds, and reinvested in new securities to further diversify the securities portfolio.

Farmers’ objective in managing the investment portfolio is to preserve and enhance corporate liquidity through investment in primarily short and intermediate term securities which are readily marketable and of the highest credit quality. In general, investment in securities is limited to those funds the Bank feels it has in excess of funds used to satisfy loan demand and operating considerations.

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. Investments in mortgage-backed securities involve a risk that actual principal prepayments will be greater than estimated prepayments over the life of the security. Prepayment estimates for mortgage-backed securities are performed at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of the mortgage-backed security portfolio. Prepayments that are faster than anticipated may shorten the life of the security and may result in faster amortization of any premiums paid and thereby reduce the net yield on such securities. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. All holdings of mortgage-backed securities were issued by U.S. Government sponsored enterprises.

The following table shows the book value of investment securities by type of obligation at the dates indicated:

Type

	September 30,	September 30,	September 30,
December 31,	2011	2010	2009
U.S. Treasury Securities	$350	$101	$101
U.S. Government sponsored enterprise debt securities	55,638	69,474	99,273
Mortgage-backed securities — residential and collateralized mortgage obligations	259,940	163,437	145,580
Small Business Administration	315	403	459
Obligations of States and Political Subdivisons	82,690	80,466	63,432
Equity securities	327	199	259
Corporate Bonds	769	267	264

	$400,029	$314,347	$309,368

A summary of debt securities held at December 31, 2011 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

	September 30,	September 30,
	December 31, 2011
Type and Maturity Grouping	Fair Value	Weighted Average Yield (1)
U.S. Treasury Securities
Maturing Within One Year	$350	0.34%

U.S. Government sponsored enterprise debt securities
Maturing Within One Year	$11,810	3.13%
Maturing After One Year But Within Five Years	41,399	2.71%
Maturing After Five Years But Within Ten Years	2,429	3.92%

Total U.S. Government Sponsored Enterprise Debt Securities	$55,638	2.85%

Mortgage-Backed Securities (2)
Maturing Within One Year	$46,518	2.96%
Maturing After One Year But Within Five Years	109,240	2.81%
Maturing After Five Years But Within Ten Years	55,340	2.70%
Maturing After Ten Years	48,842	2.77%

Total Mortgage-Backed Securities:	$259,940	2.81%

Small Business Administration
Maturing Within One Year	$51	2.48%
Maturing After One Year But Within Five Years	196	2.48%
Maturing After Five Years But Within Ten Years	68	2.55%

Total Small Business Administration	$315	2.49%

Obligations of States and Political Subdivisions
Maturing Within One Year	$2,101	5.56%
Maturing After One Year But Within Five Years	29,446	5.88%
Maturing After Five Years But Within Ten Years	32,935	5.51%
Maturing After Ten Years	18,208	6.32%

Total Obligations of States and Political Subdivisions	$82,690	5.83%

Other Securities
Maturing Within One Year	$0	0
Maturing After One Year But Within Five Years	769	2.54%
Maturing After Five Years But Within Ten Years	0	0

Total Other Securities	$769	2.54%

(1)	The weighted average yield has been computed by dividing the total contractual interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest which are based on the statutory tax rate of 35% were $39 thousand, $539 thousand, $529 thousand and $345 thousand for the four ranges of maturities.

(2)	Payments based on contractual maturity.

Premises and Equipment

Premises and equipment increased $3.6 million in 2011. Most of this increase was related to management’s decision to expand the branch network foot print further into Trumbull County and to relocate the Mahoning county Trust office. The new branch facility in Trumbull County will also house the Trumbull county offices of Farmers Trust and is expected to be completed in the summer of 2012. In addition to Farmers Trust the new building in Mahoning County will also house the insurance operations and members of the commercial lending team. This new location will provide the Company the ability to add staff for private banking. This building opened for operations in February 2012.

Deposits

Deposits represent the Company’s principal source of funds. The deposit base consists of demand deposits, savings and money market accounts and other time deposits. During the year, the Company's average total deposits increased 2.57% from $771.1 million in 2010 to $790.8 million in 2011. Money market account balances have increased $49.5 million since December 31, 2010. The growth in money market accounts was offset by a slight decrease in time deposits of $862 thousand as customers have moved deposit dollars from time deposits seeking liquidity. The Company’s focus is on core deposit growth and Farmers will continue to price deposit rates to remain competitive within the market and to retain customers. At December 31, 2011, core deposits–savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits represented approximately 88% of total deposits. See Note 7 within Item 8 of this annual report on Form 10-K for additional detail.

Bank Owned Life Insurance

Farmers’ owns bank owned life insurance policies on the lives of certain members of management. The purpose of this transaction is to help fund the costs of employee benefit plans. The cash surrender value of these policies is $15.0 million at December 31, 2011 compared to $11.5 million at December 31, 2010. Additional BOLI policies were purchased in order to fund increased employee benefit costs.

Borrowings

Short-term borrowings decreased $7.5 million or 7.1% since December 31, 2010. Most of this decrease resulted from securities sold under repurchase agreements, decreasing $6.8 million, or 6.5%. Long-term borrowings decreased $13.5 million or 54.5%, mainly as a result of repayment of Federal Home Loan Bank advances, including $11.9 million of advances that were prepaid prior to maturity. See Note 8 within Item 8 of this annual report on Form 10-K for additional detail.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2011, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments

12/31/2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Note
	Ref.	2012	2013	2014	2015	2016	Thereafter
Deposits without maturity		$584,892
Certificates of deposit	7	85,761	38,298	35,752	62,018	31,680	1,724
Repurchase agreements	8	96,988
Other short-term borrowed funds	8	1,100
Federal Home Loan Bank advances	9	657	172	278	5,027	0	5,000
Other long-term borrowed funds	9	65	64	0	0	0	0
Operating leases	5	151	137	127	64	0	0

Note 10 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements. Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

At December 31, 2011, the Company had no unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet. Management’s policy is to not engage in derivatives contracts for speculative trading purposes.

Capital Resources

Total Stockholders’ Equity increased 30% from $88.0 million at December 31, 2010 to $114.4 million in 2010. The increase in equity was partially the result of the successful common share offering completed in the first quarter of 2011, adding approximately $14 million in capital. The increase is also the result of net income and mark to market adjustments in the Company’s investment securities partially offset by cash dividends paid to shareholders during the past twelve months. During the year, Farmers issued 111 thousand shares through the dividend reinvestment program. Shareholders received a total of $0.12 per share cash dividends paid in the past four quarters. Book value decreased 5.4% from $6.45 per share at December 31, 2010 to $6.10 per share at December 31, 2011. The decline in book value is mainly the result of the stock sale at less than book value. The Company’s tangible book value also decreased 3.2% from $5.95 per share at December 31, 2010 to $5.76 per share at December 31, 2011.

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC. The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined). Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2011, Farmers Bank and Farmers are required to have a minimum Tier 1 and Total Capital ratios of 4.00% and 8.00%, respectively. Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2011 and 2010. At year-end 2011 and 2010, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America and conform to general practices within the banking industry. Some of these accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified the following accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the adequacy of the allowance for loan losses, if there are any securities that are other-than-temporarily impaired and if there is any impairent of goodwill and intangibles. Additional information regarding these policies is included in the notes to the consolidated financial statements, including Note 1 (Summary of Significant Accounting Policies), Note 2 (Securities) and Note 3 (Loans), and the sections above captioned “Loan Portfolio” and “Investment Securities.” Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

Farmers maintains an allowance for loan losses. The allowance for loan losses is presented as a reserve against loans on the balance sheets. Loan losses are charged off against the allowance for loan losses, while recoveries of amounts previously charged off are credited to the allowance for loan losses. A provision for loan losses is charged to operations based on management's periodic evaluation of adequacy of the allowance. The provision for credit losses provides for probable losses on loans.

Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio represents the largest asset category on the consolidated balance sheets. Management's assessment of the adequacy of the allowance for loan losses considers individually impaired loans, pools of homogeneous loans with similar risk characteristics and other environmental risk factors.

Pools of homogeneous loans with similar risk characteristics are assessed for probable losses. Probable losses are estimated through application of historical loss experience. Historical loss experience data used to establish loss estimates may not precisely correspond to the current portfolio. As a result, the historical loss experience used in the allowance analysis may not be representative of actual unrealized losses inherent in the portfolio.

Management also evaluates the impact of environmental factors which pose additional risks that may not adequately be addressed in the analyses described above. Such environmental factors could include: levels of, and trends in, delinquencies and impaired loans, charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off, and recovery; experience, ability, and depth of lending management and staff; national and local economic trends and conditions; industry and geographic conditions; concentrations of credit such as, but not limited to, local industries, their employees, suppliers; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The determination of this component of the allowances requires considerable management judgment. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods. The “Loan Portfolio” section of this financial review includes a discussion of the factors driving changes in the allowance for loan losses during the current period.

Other-than-temporary impairment of securities is the second critical accounting policy. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time, extent, and reasons that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) whether Farmers has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s Trust to provide quality, cost-effective trust services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of Farmers Trust, is estimated by reviewing the past and projected operating results for the subsidiary and trust banking industry comparable information.

At December 31, 2011, on a consolidated basis, Farmers had intangibles of $2.7 million subject to amortization and $3.7 million of goodwill, which was not subject to periodic amortization.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2011 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Important considerations in asset/liability management are liquidity, the balance between interest rate sensitive assets and liabilities and the adequacy of capital. Interest rate sensitive assets and liabilities are those which have yields on rates subject to change within a future time period due to maturity of the instrument or changes in market rates. While liquidity management involves meeting the funds flow requirements of the Company, the management of interest rate sensitivity focuses on the structure of these assets and liabilities with respect to maturity and repricing characteristics. Balancing interest rate sensitive assets and liabilities provides a means of tempering fluctuating interest rates and maintaining net interest margins through periods of changing interest rates. The Company monitors interest rate sensitive assets and liabilities to determine the overall interest rate position over various time frames.

The Company considers the primary market exposure to be interest rate risk. Simulation analysis is used to monitor the Company's exposure to changes in interest rates, and the effect of the change to net interest income. The following table shows the effect on net interest income and the net present value of equity in the event of a sudden and sustained 200 basis point increase and 100 basis point decrease in market interest rates:

	September 30,	September 30,	September 30,
Changes In
Interest Rate	2011	2010	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+200	-2.58%	-3.54%	10%
-100	-2.32%	-0.94%	5%
Net Present Value Of Equity Change
+200	2.51%	-2.24%	20%
-100	-16.81%	-13.34%	10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%). This primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it currently hold derivative financial instruments.

With the largest amount of interest sensitive assets and liabilities maturing within twelve months, the Company monitors this area most closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that can impact actual results in comparison to our simulation analysis. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin.

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

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Farmers National Banc Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2011, as stated in their report dated March 14, 2012.

John S. Gulas	Carl D. Culp
President and CEO	Executive Vice President and Treasurer

September 30,

Crowe Horwath LLP Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Farmers National Banc Corp.

Canfield, Ohio

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Farmers National Banc Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Farmers National Banc Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmers National Banc Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Farmers National Banc Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Cleveland, Ohio

March 14, 2012

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts In Thousands except Per Share Data)

	September 30,	September 30,
December 31,	2011	2010

ASSETS
Cash and due from banks	$14,161	$11,666
Federal funds sold and other	38,261	25,639

TOTAL CASH AND CASH EQUIVALENTS	52,422	37,305

Securities available for sale	400,029	314,347
Loans held for sale	677	0
Loans	571,806	590,367
Less allowance for loan losses	9,820	9,307

NET LOANS	561,986	581,060

Premises and equipment, net	16,461	13,944
Goodwill	3,709	3,709
Other intangibles	2,732	3,211
Bank owned life insurance	15,015	11,529
Other assets	14,840	17,646

TOTAL ASSETS	$1,067,871	$982,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$96,117	$77,728
Interest-bearing	744,008	683,322

TOTAL DEPOSITS	840,125	761,050

Short-term borrowings	98,088	105,634
Long-term borrowings	11,263	24,733
Other liabilities	3,950	3,286

TOTAL LIABILITIES	953,426	894,703

Commitments and contingent liabilities

Stockholders’ Equity
Common Stock—Authorized 25,000,000 shares; issued 18,757,437 in 2011 and 15,699,184 in 2010	104,261	96,142
Retained earnings	2,133	14,502
Accumulated other comprehensive income	8,051	2,907
Treasury stock, at cost; 13 shares in 2011 and 2,053,149 shares in 2010	0	(25,503)

TOTAL STOCKHOLDERS’ EQUITY	114,445	88,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,067,871	$982,751

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts In Thousands except Per Share Data)

	September 30,	September 30,	September 30,
Years ended December 31,	2011	2010	2009

INTEREST AND DIVIDEND INCOME
Loans, including fees	$33,191	$36,875	$37,634
Taxable securities	8,058	8,755	9,399
Tax exempt securities	2,911	2,490	2,447
Dividends	195	189	263
Federal funds sold and other	79	56	32

TOTAL INTEREST AND DIVIDEND INCOME	44,434	48,365	49,775

INTEREST EXPENSE
Deposits	6,617	9,043	12,726
Short-term borrowings	325	872	1,847
Long-term borrowings	895	1,083	1,974

TOTAL INTEREST EXPENSE	7,837	10,998	16,547

NET INTEREST INCOME	36,597	37,367	33,228
Provision for loan losses	3,650	8,078	6,050

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,947	29,289	27,178

NONINTEREST INCOME
Service charges on deposit accounts	2,063	2,071	2,593
Bank owned life insurance income, including death benefits	594	993	621
Trust fees	5,355	4,900	3,469
Insurance agency commissions	152	234	80
Security gains	1,804	2,680	1,017
Impairment of equity securities	(11)	0	(74)
Investment commissions	863	540	344
Other operating income	1,719	1,792	1,338

TOTAL NONINTEREST INCOME	12,539	13,210	9,388

NONINTEREST EXPENSE
Salaries and employee benefits	17,504	16,406	15,145
Occupancy and equipment	3,886	3,709	3,538
State and local taxes	955	900	930
Professional fees	1,791	1,886	1,496
Advertising	835	637	595
FDIC insurance	831	1,306	1,543
Merger related costs	0	0	453
Intangible amortization	479	580	449
Core processing charges	1,008	973	231
FHLB advance prepayment fee	1,195	0	368
Other operating expenses	5,244	4,567	4,907

TOTAL NONINTEREST EXPENSE	33,728	30,964	29,655

INCOME BEFORE INCOME TAXES	11,758	11,535	6,911

INCOME TAXES	2,540	2,544	1,069

NET INCOME	$9,218	$8,991	$5,842

EARNINGS PER SHARE:
Basic	$0.50	$0.66	$0.44

Diluted	$0.50	$0.66	$0.44

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Table Dollar Amounts In Thousands except Per Share Data)

	September 30,	September 30,	September 30,
Years ended December 31,	2011	2010	2009

NET INCOME	$9,218	$8,991	$5,842

Other comprehensive income (loss):
Net unrealized holding gains on available for sale securities	9,707	1,963	2,607
Reclassification adjustment for (gains) losses realized in income	(1,793)	(2,680)	(943)

Net unrealized holding gains (losses)	7,914	(717)	1,664

Income tax effect	(2,770)	280	(612)

Net of tax comprehensive income (loss)	5,144	(437)	1,052

TOTAL COMPREHENSIVE INCOME	$14,362	$8,554	$6,894

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts In Thousands except Per Share Data)

	September 30,	September 30,	September 30,
Years ended December 31,	2011	2010	2009

COMMON STOCK
Balance at beginning of year	$96,142	$95,650	$94,217
Stock option expense (1)	0	0	0
Issued 2,946,864 shares in public offering, net of offering costs of $1,228	7,615	0	0
111,389 shares issued from dividend reinvestment in 2011, 126,481 in 2010 and 289,183 in 2009	504	492	1,433

Balance at end of year	104,261	96,142	95,650

RETAINED EARNINGS
Balance at beginning of year	14,502	7,137	6,096
Net income	9,218	8,991	5,842
Reduction as a result of treasury shares reissued as part of public offering	(19,346)	0	0
Dividends declared:
$.12 cash dividends per share in 2011, $.12 in 2010 and $.36 in 2009	(2,241)	(1,626)	(4,801)

Balance at end of year	2,133	14,502	7,137

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	2,907	3,344	2,292
Change in net unrealized gains (losses) on securities, net of reclassifications and tax effects	5,144	(437)	1,052

Balance at end of year	8,051	2,907	3,344

TREASURY STOCK, AT COST
Balance at beginning of year	(25,503)	(25,503)	(25,503)
Reissued 2,053,136 shares in 2011 as part of public offering, purchased 51 shares in 2010 and 40 shares in 2009 (2)	25,503	0	0

Balance at end of year	0	(25,503)	(25,503)

TOTAL STOCKHOLDERS’ EQUITY AT END OF YEAR	$114,445	$88,048	$80,628

(1)	Stock option expense for 2011, 2010 and 2009, was less than $1,000 and rounded to $0.

(2)	Treasury stock repurchased in 2010 and 2009 was less than $1,000 and rounded to $0.

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	September 30,	September 30,	September 30,
	(In Thousands except Per Share Data)
	Years Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,218	$8,991	$5,842
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,650	8,078	6,050
Depreciation and amortization	1,647	1,711	1,530
Net amortization of securities	1,469	1,152	539
Security gains	(1,804)	(2,680)	(1,017)
Loss on sale of other real estate owned	175	92	47
Impairment of equity securities	11	0	74
Earnings on bank owned life insurance	(548)	(483)	(531)
Income recognized from death benefit on bank owned life insurance	(46)	(510)	(90)
Origination of loans held for sale	(5,969)	0	0
Proceeds from loans held for sale	5,392	0	0
Gain on sale of loans held for sale	(100)	0	0
Net change in other assets and liabilities	899	1,587	(7,233)

NET CASH FROM OPERATING ACTIVITIES	13,994	17,938	5,211

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	43,122	64,663	66,715
Proceeds from sales of securities available for sale	50,952	69,383	26,185
Purchases of securities available for sale	(171,517)	(138,215)	(126,524)
Proceeds from sale of Federal Home Loan Bank Stock	0	0	1,414
Purchase of Federal Reserve Bank Stock	(247)	0	0
Purchase of trust entity, net	0	0	(10,511)
Loan originations and payments, net	14,836	12,096	(62,218)
Proceeds from sale of other real estate owned	360	541	269
Improvements to real estate owned	0	(30)	0
Purchase of bank owned life insurance	(3,000)	0	0
Proceeds from BOLI death benefit	108	902	204
Additions to premises and equipment	(3,585)	(783)	(990)

NET CASH FROM INVESTING ACTIVITIES	(68,971)	8,557	(105,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	79,075	(16,502)	129,542
Net change in short-term borrowings	(7,546)	(20,278)	20,477
Repayment of Federal Home Loan Bank borrowings and other debt	(13,470)	(2,436)	(19,295)
Cash dividends paid	(2,241)	(1,626)	(4,801)
Proceeds from dividend reinvestment	504	492	1,433
Net proceeds from issuance of common shares	13,772	0	0

NET CASH FROM FINANCING ACTIVITIES	70,094	(40,350)	127,356

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,117	(13,855)	27,111

Beginning cash and cash equivalents	37,305	51,160	24,049

Ending cash and cash equivalents	$52,422	$37,305	$51,160

Supplemental cash flow information:
Interest paid	$7,955	$11,450	$16,713
Income taxes paid	$3,895	$1,990	$2,215

Supplemental noncash disclosures:
Transfer of loans to other real estate	$588	$761	$625

Farmers National Banc Corp acquired all of the stock of Butler Wick Trust Company for $12 million on March 31, 2009.

The assets acquired and liabilities assumed were as follows:

Fair value of assets acquired			$12,394
Purchase price			12,125

Liabilities assumed			$269

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts In Thousands except Per Share Data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. and its wholly-owned subsidiaries, The Farmers National Bank (“Bank”) of Canfield and Farmers Trust Company (“Trust”). The consolidated financial statements also include the accounts of the Farmers National Bank of Canfield’s subsidiary, Farmers National Insurance. Together the entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The area served by the Bank is the northeastern region of Ohio and service is provided at eighteen (18) locations. The Company provides trust services through its subsidiary, Farmers Trust Company, and insurance services through the Bank’s subsidiary, Farmers National Insurance. Farmers Trust Company has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions.

Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, deferred tax assets, carrying amount of goodwill and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash on hand, deposits with other financial institutions and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Net cash flows are reported for loan and deposit transactions, short term borrowings, and other assets and liabilities.

Securities Available for Sale: Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Purchases are recorded on the trade date.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

For all classes of loans, when interest accruals are discontinued, interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest on such loans is thereafter recorded on a cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer. However, most of the Company’s business activity is with customers located within Mahoning, Trumbull, Columbiana, and Stark counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of the four county area.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred loan losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance is based on management's judgment taking into consideration past loss experience, reviews of individual loans, current economic conditions and other factors considered relevant by management at the financial statement date. While management uses the best information available to establish the allowance, future adjustments to the allowance may be necessary, which may be material, if economic conditions differ substantially from the assumptions used in estimating the allowance. If additions to the original estimate of the allowance for loan losses are deemed necessary, they will be reported in earnings in the period in which they become reasonably estimable and probable. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is considered impaired when, based on the current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans, for which a concession has been granted, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans over $250 thousand, individually or in the aggregate, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and accordingly, they are not separately identified for impairment disclosures. The Company considers the guidance on troubled debt restructuring for individual consumer and residential loans when evaluating for impairment disclosure. Troubled debt restructurings are measured at the present value of estimated future cash flow using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. Historical loss factors have declined slightly due to higher charge-off periods rolling off our analysis. However, an increased level of nonperforming loans and the continued sluggishness of the economy in our market area has caused an increase in the economic adjustments applied to these loss factors. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

Commercial Loans. Commercial credit is extended to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. These loans are generally underwritten individually and secured with the assets of the company and the personal guarantee of the business owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and the underlying collateral provided by the borrower.

Commercial Real Estate Loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and property type.

Consumer Loans. Consumer loans are primarily comprised of loans made directly to consumers and indirectly through automobile dealerships. These loans have a specific matrix which consists of several factors including debt to income, type of collateral and loan to collateral value, credit history and relationship with the borrower. Consumer lending uses risk-based pricing in the underwriting process.

Residential Mortgage Loans. Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed up to 15 years, and in most cases, are extended to borrowers to finance their primary residence. Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values may impact the severity of losses.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Restricted Stock: The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The bank is also a member of and owns stock in the Federal Reserve Bank. These stocks are carried at cost, classified as restricted securities included in other assets, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Goodwill and Other Intangible Assets: Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually. The Company has selected September 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Non-compete contracts were amortized fully on a straight line basis, over the term of the agreement which ended March 31, 2011. Customer relationship intangibles are amortized over 13 years on an accelerated method.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Stock-Based Compensation: Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of unrealized gains and losses on securities available for sale and is recognized as a separate component of equity, net of tax effects.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Equity: The Company successfully completed a rights and public offering of 5,000,000 common shares in January 2011, of which 2,053,136 shares were treasury stock that was reissued. Proceeds from the rights and public offering, net of offering costs of $1.2 million, were $13.8 million. Treasury stock is carried at cost.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank and Trust to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 4. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment. The Company discloses segment information in Footnote 17.

Reclassification: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Adoption of New Accounting Standards:

In December 2010, the FASB amended existing guidance relating to goodwill impairment testing. This guidance requires that if the carrying amount of a reporting unit is zero or negative, a qualitative assessment be performed to determine if it is more likely than not that goodwill is impaired. Step 2 of the impairment test shall be performed if it is determined that it is more likely than not that goodwill is impaired. The amendments in this guidance were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments were applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Adoption had no significant impact on the Company’s consolidated financial statements.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The Company early adopted this amendment by presenting comprehensive income in a new Consolidated Statements of Comprehensive Income. The new statement follows the Consolidated Statements of Income.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if financial statements for the most recent annual or interim period have not yet been issued.

NOTE 2—SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2011 and 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30,	September 30,	September 30,	September 30,
2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$53,689	$2,300	$(1)	$55,988
State and political subdivisions	78,288	4,446	(44)	82,690
Corporate bonds	758	11	0	769
Mortgage-backed securities—residential	217,644	5,384	(310)	222,718
Collateralized mortgage obligations	36,806	416	0	37,222
Small business administration	318	1	(4)	315
Equity securities	139	194	(6)	327

Totals	$387,642	$12,752	$(365)	$400,029

	September 30,	September 30,	September 30,	September 30,
2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$66,968	$2,767	$(160)	$69,575
State and political subdivisions	81,397	1,215	(2,146)	80,466
Corporate bonds	250	17	0	267
Mortgage-backed securities—residential	140,681	4,099	(1,003)	143,777
Collateralized mortgage obligations	20,021	1	(362)	19,660
Small business administration	408	1	(6)	403
Equity securities	149	66	(16)	199

Totals	$309,874	$8,166	$(3,693)	$314,347

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Proceeds	$50,952	$69,383	$26,185
Gross gains	1,804	2,685	1,019
Gross losses	0	(5)	(2)

The tax provision related to these net realized gains was $631 thousand, $938 thousand, and $356 thousand respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date and are shown separately.

	September 30,	September 30,
	December 31, 2011
Available for sale	Amortized Cost	Fair Value
Maturity
Within one year	$13,999	$14,262
One to five years	67,978	71,613
Five to ten years	33,719	35,364
Beyond ten years	17,039	18,208
Mortgage-backed securities, collateralized mortgage obligations and small business administration	254,768	260,255

Totals	$387,503	$399,702

Securities with a carrying amount of $194 million at December 31, 2011 and $182 million at December 31, 2010 were pledged to secure public deposits and repurchase agreements. The Trust company had securities, with a carrying amount of $100 thousand, at year-end 2011 and 2010, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any other issuer that exceeded 10% of stockholders' equity, other than the U.S. Government and its agencies.

The following table summarizes the investment securities with unrealized losses at December 31, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position:

2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and U.S. government sponsored entities	$249	$(1)	$0	$0	249	(1)
State and political subdivisions	0	0	2,420	(44)	2,420	(44)
Corporate bonds	507	0	0	0	507	0
Mortgage-backed securities—residential	43,426	(203)	9,652	(107)	53,078	(310)
Small business administration	0	0	233	(4)	233	(4)
Equity securities	0	0	7	(6)	7	(6)

Total temporarily impaired	$44,182	$(204)	$12,312	$(161)	$56,494	$(365)

2010

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and U.S. government sponsored entities	$8,458	$(160)	$0	$0	$8,458	$(160)
State and political subdivisions	36,118	(1,981)	790	(165)	36,908	(2,146)
Mortgage-backed securities—residential	45,567	(1,002)	26	(1)	45,593	(1,003)
Collateralized mortgage obligations	19,594	(362)	0	0	19,594	(362)
Small business administration	0	0	313	(6)	313	(6)
Equity securities	0	0	8	(16)	8	(16)

Total temporarily impaired	$109,737	$(3,505)	$1,137	$(188)	$110,874	$(3,693)

The Company’s equity securities include local and regional bank holdings. The Company recognized a $11 thousand pre-tax and a $74 thousand pre-tax charge for the other-than-temporary decline in fair value on its equity holdings, during the years ended December 31, 2011 and 2009, respectively. When a decline in fair value below cost is deemed to be other-than-temporary, the difference between the amortized cost basis of the equity security and its fair value must be recognized as a charge to earnings. No other-than-temporary impairment was recognized for the year ended December 31, 2010.

As of December 31, 2011, the Company’s security portfolio consisted of 412 securities, 33 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s holdings in mortgage-backed securities-residential and securities issued by state and political subdivisions, as discussed below:

Mortgage-backed securities-residential

All of the Company’s holdings of mortgage-backed securities-residential at year end 2011 and 2010 were issued by U.S. Government sponsored enterprises. Unrealized losses on mortgage-backed securities-residential have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities-residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

Securities issued by State and Political subdivisions

Unrealized losses on debt securities issued by state and political subdivisions have not been recognized into income. Generally these securities have maintained their investment grade ratings and management does not have the intent to sell these securities before their anticipated recovery. The fair value is expected to recover as the securities approach their maturity date.

NOTE 3 LOANS

Loans at year end were as follows:

	September 30,	September 30,
	2011	2010
Commercial real estate
Owner occupied	$100,710	$111,261
Non-owner occupied	80,585	76,592
Other	17,394	16,582
Commercial	74,875	76,635
Residential real estate
1-4 family residential	145,743	154,132
Home equity lines of credit	21,943	23,624
Consumer
Indirect	115,681	116,999
Direct	11,596	11,302
Other	1,520	1,485

Subtotal	570,047	588,612
Net deferred loan (fees) costs	1,759	1,755
Allowance for loan losses	(9,820)	(9,307)

Net loans	$561,986	$581,060

The following table presents the activity in the allowance for loan losses by portfolio segment for year ending December 31, 2011:

December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,780	$1,707	$881	$875	$64	$9,307
Provision for loan losses	302	197	2,205	373	573	3,650
Loans charged off	(1,246)	(414)	(1,736)	(1,125)	0	(4,521)
Recoveries	44	39	452	849	0	1,384

Total ending allowance balance	$4,880	$1,529	$1,802	$972	$637	$9,820

Activity in the allowance for loan losses for the years ending December 31, 2010 and 2009 was as follows:

	September 30,	September 30,
	2010	2009
Allowance for loan losses
Beginning balance	$7,400	$5,553
Provision for loan losses	8,078	6,050
Loans charged off	(6,745)	(4,799)
Recoveries	574	596

Ending balance	$9,307	$7,400

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material.

December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Allowance for loan losses:	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$748	$237	$0	$0	$0	$985
Collectively evaluated for impairment	4,132	1,292	1,802	972	637	8,835

Total ending allowance balance	$4,880	$1,529	$1,802	$972	$637	$9,820

Loans:
Loans individually evaluated for impairment	$8,317	$1,341	$697	$0	$0	$10,355
Loans collectively evaluated for impairment	189,724	73,534	166,334	131,859	0	561,451

Total ending loans balance	$198,041	$74,875	$167,031	$131,859	$0	$571,806

December 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Allowance for loan losses:	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$572	$33	$0	$0	$0	$605
Collectively evaluated for impairment	5,208	1,674	881	875	64	8,702

Total ending allowance balance	$5,780	$1,707	$881	$875	$64	$9,307

Loans:
Loans individually evaluated for impairment	$6,045	$1,015	$0	$0	$0	$7,060
Loans collectively evaluated for impairment	197,849	75,620	177,067	132,771	0	583,307

Total ending loans balance	$203,894	$76,635	$177,067	$132,771	$0	$590,367

The following table presents information related to impaired loans by class of loans as of and for year ended December 31, 2011. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	September 30,	September 30,	September 30,	September 30,
December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
With no related allowance recorded:
Commercial real estate
Owner occupied	$759	$762	$0	$844
Non-owner occupied	339	340	0	443
Other	589	590	0	767
Commercial	1,062	1,063	0	1,203
Residential real estate
1-4 family residential	695	697	0	697
Home equity lines of credit	0	0	0	0
Consumer
Indirect	0	0	0	0
Direct	0	0	0	0
Other	0	0	0	0

Subtotal	3,444	3,452	0	3,954

With an allowance recorded:
Commercial real estate
Owner occupied	4,164	4,169	309	4,316
Non-owner occupied	2,455	2,456	439	2,883
Other	0	0	0	0
Commercial	278	278	237	296
Residential real estate
1-4 family residential	0	0	0	0
Home equity lines of credit	0	0	0	0
Consumer
Indirect	0	0	0	0
Direct	0	0	0	0
Other	0	0	0	0

Subtotal	6,897	6,903	985	7,495

Total	$10,341	$10,355	$985	$11,449

Interest income recognized during impairment was immaterial.

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2010. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	September 30,	September 30,	September 30,
December 31, 2010	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$821	$818	$0
Non-owner occupied	466	465	0
Other	365	364	0
Commercial	800	798	0
Residential real estate
1-4 family residential	0	0	0
Home equity lines of credit	0	0	0
Consumer
Indirect	0	0	0
Direct	0	0	0
Other	0	0	0

Subtotal	2,452	2,445	0

With an allowance recorded:
Commercial real estate
Owner occupied	3,147	3,141	134
Non-owner occupied	167	167	3
Other	1,097	1,090	435
Commercial	219	217	33
Residential real estate
1-4 family residential	0	0	0
Home equity lines of credit	0	0	0
Consumer
Indirect	0	0	0
Direct	0	0	0
Other	0	0	0

Subtotal	4,630	4,615	605

Total	$7,082	$7,060	$605

The following table presents information for impaired loans as of December 31:

	September 30,	September 30,
	2010	2009

Average of individually impaired loans during year	$7,755	$11,407

Interest income recognized during impairment for both periods was immaterial.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	Nonaccrual		Loans Past Due over 90 Days Still Accruing
	2011	2010	2011	2010
Commercial real estate
Owner occupied	$2,640	$1,960	$0	$0
Non-owner occupied	2,795	550	0	0
Other	590	1,462	0	0
Commercial	527	400	0	0
Residential real estate
1-4 family residential	3,897	3,362	121	190
Home equity lines of credit	299	815	0	10
Consumer
Indirect	12	27	114	53
Direct	0	0	13	48
Other	0	0	2	24

Total	$10,760	$8,576	$250	$325

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 and 2010 by class of loans:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$111	$0	$2,640	$2,751	$97,630	$100,381
Non-owner occupied	13	0	2,795	2,808	77,515	80,323
Other	0	0	590	590	16,747	17,337
Commercial	26	0	527	553	74,322	74,875
Residential real estate
1-4 family residential	973	361	4,018	5,352	139,736	145,088
Home equity lines of credit	128	0	299	427	21,516	21,943
Consumer
Indirect	1,458	218	126	1,802	116,941	118,743
Direct	120	41	13	174	11,422	11,596
Other	19	3	2	24	1,496	1,520

Total	$2,848	$623	$11,010	$14,481	$557,325	$571,806

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$407	$91	$1,960	$2,458	$108,509	$110,967
Non-owner occupied	499	59	550	1,108	75,281	76,389
Other	0	0	1,462	1,462	15,076	16,538
Commercial	286	275	400	961	75,674	76,635
Residential real estate
1-4 family residential	2,981	435	3,552	6,968	146,475	153,443
Home equity lines of credit	334	16	825	1,175	22,449	23,624
Consumer
Indirect	1,668	519	80	2,267	117,716	119,983
Direct	253	91	48	392	10,911	11,303
Other	9	1	24	34	1,451	1,485

Total	$6,437	$1,487	$8,901	$16,825	$573,542	$590,367

Troubled Debt Restructurings:

Total troubled debt restructurings were $4.3 million and $3.0 million at December 31, 2011 and 2010 respectively. The Company has allocated $48 thousand and $40 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at December 31, 2011 and December 31, 2010.

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 18 to 79 months. Modifications involving an extension of the maturity date were for periods ranging from 24 months to 30 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2011:

	September 30,	September 30,	September 30,
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	4	$2,333	$2,333
Non-owner occupied	0	0	0
Other	0	0	0
Commercial	1	272	278
Residential real estate
1-4 family residential	2	316	324
Home equity lines of credit	0	0	0
Consumer
Indirect	0	0	0
Direct	0	0	0
Other	0	0	0

Total	7	$2,921	$2,935

The troubled debt restructurings described above had an immaterial affect on the allowance for loan losses at December 31, 2011. There were no charge offs as a result of the allowance adjustment.

There was a single loan that was modified as a troubled debt restructuring for which there was a payment default within twelve months following the modification during the year ending December 31, 2011. The default was the result of the borrower’s death during 2011. This troubled debt restructuring increased the allowance for loan losses by an immaterial amount during the year ending December 31, 2011.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships. For relationships over $300 thousand management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt. Management also affirms the risk ratings for the loans and leases in their respective portfolios on an annual basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2011	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$80,770	$6,359	$13,201	$51	$0	$100,381
Non-owner occupied	68,806	2,575	8,942	0	0	80,323
Other	14,491	301	2,545	0	0	17,337
Commercial	65,198	5,963	3,454	260	0	74,875

Total	$229,265	$15,198	$28,142	$311	$0	$272,916

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2010	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$91,976	$3,893	$15,098	$0	$0	$110,967
Non-owner occupied	63,502	1,075	11,812	0	0	76,389
Other	12,005	786	3,747	0	0	16,538
Commercial	65,358	4,076	7,201	0	0	76,635

Total	$232,841	$9,830	$37,858	$0	$0	$280,529

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer and indirect loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity. Nonperforming loans are loans past due 90 days and still accruing interest and nonaccrual loans.

December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Residential Real Estate		Consumer
	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other

Performing	$140,070	$21,644	$118,617	$11,583	$1,518
Nonperforming	4,018	299	126	13	2

Total	$145,088	$21,943	$118,743	$11,596	$1,520

December 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Residential Real Estate		Consumer
	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other

Performing	$149,891	$22,799	$119,903	$11,255	$1,461
Nonperforming	3,552	825	80	48	24

Total	$153,443	$23,624	$119,983	$11,303	$1,485

The Company sold residential real estate financing receivables during the year end period December 31, 2011 in the amount of $5.3 million.

NOTE 4—FAIR VALUE

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

Impaired Loans

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

Other Real Estate Owned

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

Assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S Treasury and U.S. government sponsored entities	$55,988	$0	$55,988	$0
State and political subdivisions	82,690	0	82,690	0
Corporate bonds	769	0	769	0
Mortgage-backed securities-residential	222,718	0	222,706	12
Collateralized mortgage obligations	37,222	0	37,222	0
Small business administration	315	0	315	0
Equity securities	327	327	0	0

Total investment securities	$400,029	$327	$399,690	$12

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at December 31, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S Treasury and U.S. government sponsored entities	$69,575	$0	$69,575	$0
State and political subdivisions	80,466	0	80,466	0
Corporate bonds	267	0	267	0
Mortgage-backed securities-residential	143,777	0	143,765	12
Collateralized mortgage obligations	19,660	0	19,660	0
Small business administration	403	0	403	0
Equity securities	199	199	0	0

Total investment securities	$314,347	$199	$314,136	$12

There were no significant transfers between Level 1 and Level 2 during 2011 or 2010.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31:

	September 30,	September 30,
	Mortgage-Backed Securities - Residential (Level 3)
	2011	2010
Balance of recurring Level 3 assets at January 1	$12	$13
Total unrealized gains or losses:
Included in other comprehensive income	0	0
Repayments	0	(1)
Transfers in and/or out of Level 3	0	0

Balance of recurring Level 3 assets at December 31	$12	$12

There is no impact to earnings as a result of fair value measurements on items valued on a recurring basis, using level 3 inputs.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$1,606	$0	$0	$1,606
Non-owner occupied	2,017	0	0	2,017
Other	0	0	0	0
Commercial	41	0	0	41
Other real estate owned
Commercial real estate	270	0	0	270
1–4 family residential	76	0	0	76

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at December 31, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$1,239	$0	$0	$1,239
Non-owner occupied	164	0	0	164
Other	662	0	0	662
Commercial	184	0	0	184

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4.6 million, with a valuation allowance of $936 thousand at December 31, 2011, resulting in an additional provision for loan losses of $1.3 million for the year ending December 31, 2011. At December 31, 2010, impaired loans had a carrying amount of $2.8 million, with a valuation allowance of $565 thousand. Loans measured at fair value throughout the year resulted in an additional provision for loan losses of $2.2 million for the year ending December 31, 2010. Excluded from the fair value of impaired loans, at December 31, 2011 and 2010, discussed above are $2.3 million and $1.8 million of loans classified as troubled debt restructurings, which are not carried at fair value.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $346 thousand at December 31, 2011. During 2011 five properties were charged down reflecting updated appraisals which resulted in a write-down of $115 thousand. At December 31, 2010, there was no other real estate owned carried at fair value.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2011 and December 31, 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, due from banks, federal funds sold and other	$52,422	$52,422	$37,305	$37,305
Securities available-for-sale	400,029	400,029	314,347	314,347
Restricted stock	4,224	n/a	3,977	n/a
Loans held for sale	677	677	0	0
Loans, net	561,986	574,391	581,060	590,331
Accrued interest receivable	3,794	3,794	4,125	4,125

	September 30,	September 30,	September 30,	September 30,
Financial liabilities
Deposits	$840,125	846,412	$761,050	764,170
Short-term borrowings	98,088	98,088	105,634	105,634
Long- term borrowings	11,263	12,719	24,733	27,080
Accrued interest payable	585	585	703	703

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of restricted stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is not considered material.

NOTE 5—PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	September 30,	September 30,
	2011	2010
Land	$3,223	$3,079
Buildings	16,005	15,921
Construction in progress	2,592	0
Furniture, fixtures and equipment	10,420	9,676
Leasehold Improvements	222	203

	32,462	28,879
Less accumulated depreciation	(16,001)	(14,935)

NET BOOK VALUE	$16,461	$13,944

Depreciation expense was $1.1 million for year ended December 31, 2011, $1.0 million for the year ended December 31, 2010 and $980 thousand for 2009.

The Company leases certain branch properties under operating leases. Rent expense was $283, $257 and $203 thousand for 2011, 2010 and 2009. In addition to rent expense, under the leases, common area maintenance and property taxes are paid and the amount can fluctuate according to the costs incurred. Rent commitments, before considering renewal options that generally are present, were as follows:

September 30,
2012	$151
2013	137
2014	127
2015	64

TOTAL	$479

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchase of Farmers Trust Company in 2009 totaled $3.7 million at December 31, 2011 and 2010. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit exceeded its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$3,990	$(1,258)	$3,990	$(810)
Non-compete contracts	250	(250)	250	(219)

Total	$4,240	$(1,508)	$4,240	$(1,029)

Aggregate amortization expense was $479 thousand, $580 thousand and $449 thousand for 2011, 2010 and 2009.

Estimated amortization expense for each of the next five years:

September 30,
2012	$409
2013	393
2014	354
2015	319
2016	285
Thereafter	972

NOTE 7—INTEREST BEARING DEPOSITS

Time deposits of $100 thousand or more were $97.9 million and $97.4 million at year-end 2011 and 2010.

Following is a summary of scheduled maturities of certificates of deposit during the years following December 31, 2011:

September 30,
2012	$85,761
2013	38,298
2014	35,752
2015	62,018
2016	31,680
Thereafter	1,724

TOTAL	$255,233

Following is a summary of year-end interest bearing deposits:

	September 30,	September 30,
	2011	2010
Demand	$109,550	$109,403
Money Market	279,087	229,605
Savings	100,138	88,219
Certificates of Deposit	255,233	256,095

TOTAL	$744,008	$683,322

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER

SHORT-TERM BORROWINGS

Securities sold under repurchase agreements are secured by the Bank's holdings of debt securites issued by U.S. government sponsored entities and agencies with a carrying amount of $175.6 million and $166.0 million at year-end 2011 and 2010.

Repurchase agreements are financing arrangements that mature within 89 days. Under the agreements, customers agree to maintain funds on deposit with the Bank and in return acquire an interest in a pool of securities pledged as collateral against the funds. The securities are held in segregated safekeeping accounts at the Federal Reserve Bank and Farmers Trust Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Average balance during the year	$112,635	$142,871	$123,119
Average interest rate during the year	0.24%	0.58%	1.49%
Maximum month-end balance during the year	$137,234	$148,765	$148,765
Weighted average year-end interest rate	0.23%	0.40%	1.23%
Balance at year-end	$96,988	$103,753	$124,313

During 2011, the Bank paid off a short-term U.S. Treasury interest-bearing demand note. The balance was $781 thousand at December 31, 2010. The demand note was interest free at December 31, 2010.

The Bank has access to lines of credit amounting to $24.5 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion. There were no borrowings under this line at December 31, 2011 or 2010.

Farmers National Banc Corp has an unsecured $1.5 million revolving line of credit. The line can be renewed annually. The outstanding balance was $1.1 million at December 31, 2011 and 2010. The interest rate is prime with a floor of 4.5%. The interest rate at December 31, 2011 and 2010 was 4.5%.

NOTE 9—FEDERAL HOME LOAN BANK ADVANCES AND OTHER LONG-TERM BORROWINGS

At year end, long-term advances from the Federal Home Loan Bank were as follows:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Fixed-rate constant payment advances, at rates from 3.16% to 4.88% at December 31, 2011	$1,134	4.35%	$4,544	4.65%
Convertible and putable fixed-rate advances,at rates from 2.82% to 4.45% at December 31, 2011	10,000	3.64%	20,000	4.12%

Total advances	$11,134	3.71%	$24,544	4.22%

During 2011, the Bank paid $1.2 million in prepayment fees to retire several FHLB advances totaling $11.9 million before their due date. Among the advances prepaid was an FHLB fixed-rate advance that was convertible to a floating rate advance that had a $5 million balance at December 31, 2010. Also included in the prepayment during 2011, the Bank prepaid a $5 million FHLB fixed-rate advance that was putable on or after certain specific dates at the option of the FHLB. At December 31, 2011, the Bank retains $10 million of putable FHLB fixed-rate advances, while at December 31, 2010 the balance of putable FHLB fixed-rate advances was $15 million. Should the FHLB elect the put, the Bank is required to repay the advance on that date without penalty.

Federal Home Loan Bank advances are secured by a blanket pledge of residential mortgage loans totaling $99.6 million and $95.3 million at year end 2011 and 2010. Based on this collateral the Bank is eligible to borrow an additional $88.5 million at year end 2011. Each advance is subject to a prepayment penalty if paid prior to its maturity date. Scheduled repayments of long-term FHLB advances are as follows:

September 30,
Maturing in:
2012	$657
2013	172
2014	278
2015	5,027
2016	0
Later years	5,000

TOTAL	$11,134

The Bank has a note payable secured by real estate totaling $129 thousand in 2011 and $189 thousand in 2010. This note carries a fixed interest rate of 7.50%. Scheduled principal repayments of the note payable are as follows:

September 30,
Maturing in:
2012	$65
2013	64

TOTAL	$129

NOTE 10—COMMITMENTS AND CONTINGENT LIABILITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$440	$10,802	$1,265	$4,617

Unused lines of credit	$28,273	$46,898	$29,999	$32,462

Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments for 2011 have interest rates ranging from 4.75% to 6.25% and all mature in thirty years. The fixed rate commitments for 2010 have interest rates ranging from 4.75% to 6.25% and maturities ranging from fifteen to thirty years. Fixed rate unused lines of credit have interest rates ranging from 3.25% to 18.00% at December 31, 2011 and December 31, 2010.

Standby letters of credit are considered financial guarantees. The standby letters of credit have a contractual value of $4.0 million in 2011 and $3.2 million in 2010. The carrying amount of these items on the balance sheet is not material.

NOTE 11—STOCK OPTIONS

The Company’s Stock Option Plan, which was shareholder-approved, permitted the grant of share options to its directors, officers and employees for up to 375 thousand shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards were granted with an exercise price equal to the market price of the Company's common stock at the date of grant; those option awards have vesting periods of 5 years and have 10-year contractual terms. Option exercises are expected to be satisfied with either newly issued shares or treasury shares. The fair value of the Company's stock at December 31, 2011 and 2010 was less than the option exercise price, therefore the outstanding and exercisable options had no intrinsic value.

The fair value of each option award is estimated on the date of grant using a closed form option valuation Black-Scholes model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

There were no options granted or exercised in 2011, 2010 or 2009.

A summary of the activity in the stock option plan for 2011 is as follows:

	September 30,	September 30,	September 30,
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life

Outstanding at beginning of year	28,500	$10.22	2.0 yrs
Granted	0
Exercised	0
Forfeited or expired	(23,500)	11.00

Outstanding at end of year	5,000	$6.55	6.5 yrs

Exercisable at end of year	3,000	$6.55	6.5 yrs

The Company expects all outstanding options to vest. As of December 31, 2011, the total unrecognized compensation cost related to nonvested stock options granted under the Plan was immaterial.

NOTE 12—REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes as of December 31, 2011, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2011 and 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Corporation’s principal source of funds for dividend payments is dividends received from the Bank and Trust. The Bank and Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively. The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years. During 2012, the Bank could, without prior approval, declare dividends of approximately $16.6 million plus any 2012 net profits retained to the date of the dividend declaration. The Trust would need agency approval to declare dividends in 2012, since it has exceeded its limits by $974 thousand at December 31, 2011.

Due to the continuing growth in the Bank’s business and the increase in its allowance for loan losses associated with current economic conditions, senior management and the Board have determined that higher levels of capital are appropriate. The OCC concurred in the Board’s view that additional capital would be beneficial in supporting its continued growth and operations. As a result, effective February 2, 2010, the OCC proposed and the Bank accepted the following individual minimum capital requirements for Farmers National Bank: Tier I Capital to Adjusted Total Assets of 7.20% and Total Capital to Risk-Weighted Assets of 11.00%. As of December 31, 2011, the Bank is in compliance with the minimum capital requirements set forth by the Board and the OCC.

To increase capital levels, the Company executed an offering of 5 million common shares of Farmers National Banc Corp stock, during January 2011. The offering of the 5 million shares at $3 per share involved a rights offering with existing shareholders, an offering with standby investors and an offering to the public. The Company issued 2,946,864 authorized but unissued common shares and reissued 2,053,136 shares of treasury stock. Total proceeds from the offering net of offering costs of $1.2 million were $13.8 million. Since the Company's cost basis of the treasury shares was greater than the price paid for common shares issued in the rights offering, the difference of $19.3 million was recorded as a reduction to retained earnings. The Company contributed $8 million to the Bank for general operating purposes which may include, among others, payment of expenses, payments of dividends, and pursuing strategic opportunities which may be presented to the Bank from time to time.

Actual and required capital amounts and ratios are presented below at year-end:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Requirement		To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total Capital to risk weighted assets
Consolidated	$107,794	17.43%	$49,475	8.00%	N/A	N/A
Bank	97,773	15.85%	49,282	8.00%	$61,603	10.00%
Tier I Capital to risk weighted assets
Consolidated	99,953	16.16%	24,737	4.00%	N/A	N/A
Bank	89,981	14.60%	24,641	4.00%	36,962	6.00%
Tier I Capital to average assets
Consolidated	99,953	9.50%	42,081	4.00%	N/A	N/A
Bank	89,981	8.54%	42,119	4.00%	52,649	5.00%

2010
Total Capital to risk weighted assets
Consolidated	$85,942	13.99%	$49,143	8.00%	N/A	N/A
Bank	81,936	13.36%	49,056	8.00%	$61,320	10.00%
Tier I Capital to risk weighted assets
Consolidated	78,220	12.73%	24,572	4.00%	N/A	N/A
Bank	74,238	12.11%	24,528	4.00%	36,792	6.00%
Tier I Capital to average assets
Consolidated	78,220	7.65%	40,885	4.00%	N/A	N/A
Bank	74,238	7.38%	40,225	4.00%	50,282	5.00%

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan. All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Plan. Under the terms of the Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code. The Company matches a percentage of the participants' voluntary contributions up to 6% of gross wages. In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Plan. Total expense was $300 thousand, $268 thousand and $236 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company maintains a deferred compensation plan for certain retirees. Due to the early retirement of a participant in the Plan, future monthly benefits were reduced which resulted in a benefit of $26 thousand being recorded in 2011. Expense under the Plan was $43 thousand and $21 thousand for the years ended December 31, 2010 and 2009, respectively. The liability under the Plan at December 31, 2011 and 2010 was $189 thousand and $257 thousand.

The Company also has a postretirement benefit Plan covering individuals retired from the Company that have met certain service and age requirements and certain other active employees that have met similar service requirements. The postretirement health care Plan includes a limit on the Company’s share of costs for recent and future retirees. Expense under this Plan for 2011, 2010, and 2009 was not material. The accrued postretirement benefit liability under this Plan is also not material. Due to the immateriality of the Plan, the disclosures required under U.S. generally accepted accounting principles have been omitted.

NOTE 14—INCOME TAXES

The provision for income taxes (credit) consists of the following:

	September 30,	September 30,	September 30,
	2011	2010	2009
Current expense	$2,925	$3,332	$1,875
Deferred expense (benefit)	(385)	(788)	(806)

TOTALS	$2,540	$2,544	$1,069

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

	September 30,	September 30,	September 30,
	2011	2010	2009
Statutory tax	$4,115	$4,037	$2,419
Effect of nontaxable interest	(1,198)	(1,062)	(1,060)
Bank owned life insurance, net	(183)	(158)	(172)
Effect of nontaxable life insurance death proceeds	(16)	(179)	(32)
Other	(178)	(94)	(86)

ACTUAL TAX	$2,540	$2,544	$1,069

Deferred tax assets (liabilities) are comprised of the following:

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Allowance for credit losses	$3,437	$3,257
Security valuation	1,775	1,771
Deferred and accrued compensation	457	314
Deferred loan fees and costs	461	432
Capital loss carryover	11	11
Post-retirement benefits	165	165
Other	234	214

Gross deferred tax assets	$6,540	$6,164

Deferred tax liabilities:
Depreciation	$(781)	$(753)
Net unrealized gain on securities available for sale	(4,336)	(1,566)
Federal Home Loan Bank dividends	(482)	(482)
Prepaid expenditures	(67)	(93)
Other	(5)	(16)

Gross deferred tax liabilities	(5,671)	(2,910)

NET DEFERRED TAX ASSET	$869	$3,254

No valuation allowance for deferred tax assets was recorded at December 31, 2011 and 2010. The capital loss carryover of $33 thousand, which can be used to offset future capital gain income, expires on December 31, 2013.

At December 31, 2011 and December 31, 2010, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

There were no penalties or interest recorded in the income statement for the years ended December 31, 2011, 2010 and 2009 and no amounts accrued for penalties or interest as of December 31, 2011 and 2010.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2008. The tax years 2008—2010 remain open to examination by the U.S. taxing authority.

NOTE 15—RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2011 were as follows:

September 30,
Total loans at December 31, 2010	$4,835
New loans	33
Effect of changes in composition of related parties	(4,172)
Repayments	304

Total loans at December 31, 2011	$1,000

Deposits from principal officers, directors, and their affiliates at year-end 2011 and 2010 were $651 thousand and $751 thousand.

NOTE 16—EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	September 30,	September 30,	September 30,
	2011	2010	2009
Basic EPS
Net income	$9,218	$8,991	$5,842

Weighted average shares outstanding	18,271,580	13,563,734	13,363,445

Basic earnings per share	$.50	$.66	$.44

Diluted EPS
Net income	$9,218	$8,991	$5,842

Weighted average shares out-standing for basic earnings per share	18,271,580	13,563,734	13,363,445
Effect of Stock Options	0	0	0

Weighted average shares for diluted earnings per share	18,271,580	13,563,734	13,363,445

Diluted earnings per share	$.50	$.66	$.44

Stock options for 5,000, 28,500 and 37,000 shares of common stock were not considered in computing diluted earnings per share for 2011, 2010 and 2009, respectively, because they were antidilutive.

NOTE 17—SEGMENT INFORMATION

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

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using operating income. Income taxes are calculated on operating income. Transactions among segments are made at fair value.

Significant segment totals are reconciled to the financial statements as follows:

	September 30,	September 30,	September 30,	September 30,
			Eliminations
	Trust	Bank	and	Consolidated
December 31, 2011	Segment	Segment	Others	Totals
Assets
Cash and cash equivalents	$2,208	$50,327	$(113)	$52,422
Securities available for sale	2,388	397,513	128	400,029
Loans held for sale	0	677	0	677
Net loans	0	561,986	0	561,986
Premises and equipment, net	101	16,360	0	16,461
Goodwill and other intangibles	6,441	0	0	6,441
Other assets	463	28,904	488	29,855

Total Assets	$11,601	$1,055,767	$503	$1,067,871

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$345	$957,780	$(4,699)	$953,426
Stockholders’ equity	11,256	97,987	5,202	114,445

Total Liabilities and Stockholders’ Equity	$11,601	$1,055,767	$503	$1,067,871

	September 30,	September 30,	September 30,	September 30,
			Eliminations
	Trust	Bank	and	Consolidated
December 31, 2010	Segment	Segment	Others	Totals
Assets
Cash and cash equivalents	$1,122	$36,343	$(160)	$37,305
Securities available for sale	2,627	311,601	119	314,347
Net loans	0	581,060	0	581,060
Premises and equipment, net	113	13,831	0	13,944
Goodwill and other intangibles	6,920	0	0	6,920
Other assets	425	28,336	414	29,175

Total Assets	$11,207	$971,171	$373	$982,751

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$368	$894,052	$283	$894,703
Stockholders’ equity	10,839	77,119	90	88,048

Total Liabilities and Stockholders’ Equity	$11,207	$971,171	$373	$982,751

	September 30,	September 30,	September 30,	September 30,
			Eliminations
	Trust	Bank	and	Consolidated
For year ended 2011	Segment	Segment	Others	Totals
Net interest income	$41	$36,605	$(49)	$36,597
Provision for loan losses	0	3,650	0	3,650
Service fees, security gains and other noninterest income	5,422	7,304	(187)	12,539
Noninterest expense	4,833	28,237	658	33,728

Income before taxes	630	12,022	(894)	11,758
Income tax	218	2,626	(304)	2,540

Net Income	$412	$9,396	$(590)	$9,218

	September 30,	September 30,	September 30,	September 30,
			Eliminations
	Trust	Bank	and	Consolidated
For year ended 2010	Segment	Segment	Others	Totals

Net interest income	$61	$37,349	$(43)	$37,367
Provision for loan losses	0	8,078	0	8,078
Service fees, security gains and other noninterest income	5,053	7,839	318	13,210
Noninterest expense	4,588	25,893	483	30,964

Income before taxes	526	11,217	(208)	11,535
Income tax	182	2,445	(83)	2,544

Net Income	$344	$8,772	$(125)	$8,991

	September 30,	September 30,	September 30,	September 30,
			Eliminations
	Trust	Bank	and	Consolidated
For year ended 2009	Segment	Segment	Others	Totals
Net interest income	$66	$33,154	$8	$33,228
Provision for loan losses	0	6,050	0	6,050
Service fees, security gains and other noninterest income	3,467	6,057	(136)	9,388
Noninterest expense	3,400	25,760	495	29,655

Income before taxes	133	7,401	(623)	6,911
Income tax	46	1,235	(212)	1,069

Net Income	$87	$6,166	$(411)	$5,842

Bank segment includes Farmers National Insurance for 2011 and 2010.

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

	September 30,	September 30,	September 30,	September 30,
Quarter Ended 2011	March 31	June 30	September 30	December 31
Total interest income	$11,129	$11,194	$11,218	$10,893
Total interest expense	2,046	2,037	1,983	1,771

Net interest income	9,083	9,157	9,235	9,122
Provision for loan losses	1,875	1,075	700	0
Noninterest income	2,617	2,694	2,696	4,532
Noninterest expense	7,814	8,092	8,177	9,645

Income before income taxes	2,011	2,684	3,054	4,009
Income taxes	321	567	683	969

Net income	$1,690	$2,117	$2,371	$3,040

Earnings per share—basic and diluted	$0.10	$0.11	$0.13	$0.16

	September 30,	September 30,	September 30,	September 30,
Quarter Ended 2010	March 31	June 30	September 30	December 31
Total interest income	$12,126	$12,099	$12,160	$11,980
Total interest expense	3,312	2,923	2,545	2,218

Net interest income	8,814	9,176	9,615	9,762
Provision for loan losses	2,778	1,600	1,500	2,200
Noninterest income	2,336	2,721	3,697	4,456
Noninterest expense	7,532	7,645	7,917	7,870

Income before income taxes	840	2,652	3,895	4,148
Income taxes	(7)	618	1,041	892

Net income	$847	$2,034	$2,854	$3,256

Earnings per share—basic and diluted	$0.06	$0.15	$0.21	$0.24

During the fourth quarter of 2011, the Bank sold certain investment securities and recognized security gains of $1.8 million. Also, during the fourth quarter of 2011, the Bank prepaid $11.9 million of FHLB advances and incurred a $1.2 million prepayment penalty, which is included in noninterest expense. The Bank sold certain investment securities and recognized security gains of $2.6 million during the third and fourth quarters of 2010.

NOTE 19—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only). This information should be read in conjunction with the consolidated financial statements and related notes.

	September 30,	September 30,
December 31,	2011	2010
BALANCE SHEETS
Assets:
Cash	$5,743	$691
Investment in subsidiaries
Bank	97,987	77,118
Trust	11,256	10,839
Securities available for sale	128	119
Other	488	449

TOTAL ASSETS	$115,602	$89,216

Liabilities:
Other liabilities	$31	$34
Note payable	1,100	1,100
Other accounts payable	26	34

TOTAL LIABILITIES	1,157	1,168

Stockholders’ equity:
Common stock	104,261	96,142
Retained earnings	2,133	14,502
Accumulated other comprehensive income	8,051	2,907
Treasury stock, at cost; 13 shares in 2011 and 2,053,149 shares in 2010	0	(25,503)

	114,445	88,048

TOTAL STOCKHOLDERS’ EQUITY	$115,602	$89,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY

STATEMENTS OF INCOME

	September 30,	September 30,	September 30,
Years ended December 31,	2011	2010	2009
Income:
Dividends from subsidiaries
Bank	$1,654	$0	$13,746
Trust	0	1,730	0
Interest and dividends on securities	3	3	8
Security gains/(losses)	(11)	0	(74)
Other income	0	225	0

TOTAL INCOME	1,646	1,958	13,680
Interest on borrowings	(52)	(46)	0
Other expenses	(834)	(465)	(557)

Income before income tax benefit and undistributed subsidiary income	760	1,447	13,123
Income tax benefit	304	109	212
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	7,742	8,821	(7,580)
Trust	412	(1,386)	87

NET INCOME	$9,218	$8,991	$5,842

STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
Years ended December 31,	2011	2010	2009
Cash flows from operating activities:
Net income	$9,218	$8,991	$5,842
Adjustments to reconcile net income to net cash from operating activities:
Impairment of securities	11	0	74
Dividends in excess of net income (Equity in undistributed net income of subsidiary)	(8,154)	(7,435)	7,493
Other	(58)	(356)	(290)

NET CASH FROM OPERATING ACTIVITIES	1,017	1,200	13,119

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	0	0	800
Capital contribution to subsidiaries	(8,000)	0	(12,260)
Purchases of securities available for sale	0	0	(1)

NET CASH FROM INVESTING ACTIVITIES	(8,000)	0	(11,461)

Cash flows from financing activities:
Net proceeds from issuance of common shares	13,772	0	0
Cash dividends paid	(2,241)	(1,626)	(4,801)
Proceeds of borrowings	0	350	750
Proceeds from dividend reinvestment	504	492	1,433

NET CASH FROM FINANCING ACTIVITIES	12,035	(784)	(2,618)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,052	416	(960)

Beginning cash and cash equivalents	691	275	1,235

Ending cash and cash equivalents	$5,743	$691	$275

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During the fiscal years ended December 31, 2011 and December 31, 2010, there were no disagreements between the Company and Crowe Horwath LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Horwath’s satisfaction, would have caused Crowe Horwath LLP to make reference to the subject matter of the disagreement in connection with its reports on the Company's consolidated financial statements for such periods.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2011, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2011 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

Crowe Horwath LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2011. The audit report by Crowe Horwath is located on page 42 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 26, 2012 (the “2012 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2012 Annual Meeting to be filed with the Commission (“2012 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of Farmers is incorporated herein by reference from the information provided under the caption “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in 2012 Proxy Statement. These procedures have not materially changed from those described Farmers’ definitive proxy materials for the 2011 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2012 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2012 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Interlocks and Insider Participation” in the 2012 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Report” in the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Proposal Four — Adoption And Approval Of The Farmers National Banc Corp. 2012 Equity Incentive Plan” in the 2012 Proxy Statement.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2012 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2012 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2012 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements

Item 8	Reference is made to the Consolidated Financial Statements included in Item 8 of Part II herein.

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

FARMERS NATIONAL BANC CORP.

By	/s/ John S. Gulas
John S. Gulas, President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John S. Gulas	President, Chief Executive Officer and Director	March 14, 2012
John S. Gulas	(Principal Executive Officer)

/s/ Carl D. Culp	Executive Vice President and Treasurer	March 14, 2012
Carl D. Culp	(Principal Financial Officer)

/s/ Joseph W. Sabat	Controller	March 14, 2012
Joseph W. Sabat	(Principal Accounting Officer)

/s/ Gregory C. Bestic	Director	March 14, 2012
Gregory C. Bestic

/s/ Anne Frederick Crawford	Director	March 14, 2012
Anne Frederick Crawford

/s/ Lance J. Ciroli	Chairman of the Board	March 14, 2012
Lance J. Ciroli

/s/ Ralph D. Macali	Director	March 14, 2012
Ralph D. Macali

/s/ David Z. Paull	Director	March 14, 2012
David Z. Paull

/s/ Earl R. Scott	Director	March 14, 2012
Earl R. Scott

/s/ Gregg Strollo	Director	March 14, 2012
Gregg Strollo

/s/ Ronald V. Wertz	Director	March 14, 2012
Ronald V. Wertz

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1	Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to Farmers’ Registration Statement on Form S-3 filed with the Commission on October 3, 2001 (File No. 333-70806).

3.2	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.2 to Farmers’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed with the Commission on August 9, 2011).

10.1*	Farmers National Banc Corp. 1999 Stock Option Plan (incorporated by reference from Exhibit A to Farmers National Banc Corp’s definitive proxy statement, filed with the Commission on February 24, 1999).

10.2*	Deferred Compensation Agreement, dated January 1, 2005, between Farmers National Bank of Canfield and Frank L. Paden (incorporated by reference from Exhibit 10.2 to Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 14, 2011).

10.3*	Incentive Compensation Plan, dated January, 2010 (incorporated by reference from Farmers National Banc Corp.’s Current Report on Form 8-K filed with the Commission on March 14, 2011).

10.4*	Executive Incentive Plan, dated September 14, 2010 (incorporated by reference from Farmers National Banc Corp.’s Current Report on Form 8-K filed with the Commission on September 20, 2010).

10.5	Agency Agreement, dated December 20, 2010, between Farmers National Banc Corp., The Farmers National Bank of Canfield and Sandler O’Neill + Partners, L.P., dated December 20, 2010 (incorporated by reference from Exhibit 1.1 to Farmers’ Current Report on Form 8-K filed with the Commission on December 23, 2010).

10.6	Form of Standby Purchase Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on December 23, 2010).

10.7	Amendment No. 1 to Agency Agreement, dated January 26, 2011, by and among Farmers National Banc Corp., The Farmers National Bank of Canfield and Sandler O’Neill + Partners, L.P. (incorporated by reference from Exhibit 1.1 to Farmers’ Current Report on Form 8-K filed with the Commission on January 31, 2011).

10.8	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).

10.9*	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 24, 2011).

10.10*	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).

10.11*	Retirement Agreement by and between Farmers National Banc Corp., the Farmers National Bank of Canfield and Frank L. Paden (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).

Exhibit Number	Description
10.12*	Amended and Restated Employment Agreement with John S. Gulas (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on January 5, 2012).

10.13*	Amended and Restated Employment Agreement with Carl D. Culp (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on January 5, 2012).

10.14*	Amended and Restated Employment Agreement with Mark L. Graham (incorporated by reference from Exhibit 10.3 to Farmers’ Current Report on Form 8-K filed with the Commission on January 5, 2012).

10.15*	Amended and Restated Employment Agreement with Kevin J. (incorporated by reference from Exhibit 10.4 to Farmers’ Current Report on Form 8-K filed with the Commission on January 5, 2012).

21	Subsidiaries of Farmers (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of John S. Gulas, President and Chief Executive Officer of Farmers (principal executive officer)(filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of John S. Gulas, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).

101.INS†	XBRL Instance Document (filed herewith).

101.SCH†	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Constitutes a management contract or compensatory plan or arrangement.

†	In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President and Treasurer, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.