Form 10-Q
period 2012-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2012-05-09
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, No Par Value	18,802,269 shares

PART I—FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	(In Thousands of Dollars)
	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$13,833	$14,161
Federal funds sold and other	54,742	38,261

TOTAL CASH AND CASH EQUIVALENTS	68,575	52,422

Securities available for sale	412,009	400,029
Loans held for sale	3,195	677

Loans	576,627	571,806
Less allowance for loan losses	9,446	9,820

NET LOANS	567,181	561,986

Premises and equipment, net	17,027	16,461
Goodwill	3,709	3,709
Other intangibles	2,630	2,732
Bank owned life insurance	15,149	15,015
Other assets	16,970	14,840

TOTAL ASSETS	$1,106,445	$1,067,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$107,113	$96,117
Interest-bearing	779,480	744,008

TOTAL DEPOSITS	886,593	840,125

Short-term borrowings	89,918	98,088
Long-term borrowings	10,652	11,263
Other liabilities	3,878	3,950

TOTAL LIABILITIES	991,041	953,426

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock—Authorized 25,000,000 shares; issued 18,780,573 in 2012 and 18,757,437 in 2011	104,382	104,261
Retained earnings	3,527	2,133
Accumulated other comprehensive income	7,495	8,051
Treasury stock, at cost; 13 shares in 2012 and 2011	0	0

TOTAL STOCKHOLDERS’ EQUITY	115,404	114,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,106,445	$1,067,871

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31, 2012	March 31, 2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,996	$8,466
Taxable securities	2,106	1,869
Tax exempt securities	713	739
Dividends	50	46
Federal funds sold and other interest income	21	9

TOTAL INTEREST AND DIVIDEND INCOME	10,886	11,129

INTEREST EXPENSE
Deposits	1,525	1,698
Short-term borrowings	42	97
Long-term borrowings	98	251

TOTAL INTEREST EXPENSE	1,665	2,046

NET INTEREST INCOME	9,221	9,083
Provision for loan losses	0	1,875

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,221	7,208

NONINTEREST INCOME
Service charges on deposit accounts	474	473
Bank owned life insurance income, including death benefits	135	159
Trust fees	1,418	1,338
Insurance agency commissions	36	64
Investment commissions	186	191
Net gains on sale of loans	65	0
Other operating income	414	392

TOTAL NONINTEREST INCOME	2,728	2,617

NONINTEREST EXPENSES
Salaries and employee benefits	4,729	4,188
Occupancy and equipment	1,059	916
State and local taxes	307	247
Professional fees	407	406
Advertising	248	145
FDIC insurance	186	348
Intangible amortization	102	143
Core processing charges	301	245
Other operating expenses	1,300	1,176

TOTAL NONINTEREST EXPENSES	8,639	7,814

INCOME BEFORE INCOME TAXES	3,310	2,011
INCOME TAXES	790	321

NET INCOME	$2,520	$1,690

NET INCOME PER SHARE—basic and diluted	$0.13	$0.10

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	(In Thousands except Per Share Data) For the Three Months Ended
	March 31, 2012	March 31, 2011
NET INCOME	$2,520	$1,690
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	(856)	66
Reclassification adjustment for (gains) losses realized in income	0	0

Net unrealized holding gains (losses)	(856)	66

Income tax effect	300	(23)

Net of tax comprehensive income (loss)	(556)	43

TOTAL COMPREHENSIVE INCOME	$1,964	$1,733

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	(In Thousands of Dollars) Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,520	$1,690
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	0	1,875
Depreciation and amortization	413	428
Net amortization of securities	584	345
Loss on sale of other real estate owned	0	16
Increase in bank owned life insurance	(134)	(159)
Origination of loans held for sale	(5,532)	0
Proceeds from loans held for sale	3,079	0
Net gain on sale of loans	(65)	0
Net change in other assets and liabilities	(1,966)	(1,628)

NET CASH FROM OPERATING ACTIVITIES	(1,101)	2,567

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	15,684	12,030
Purchases of securities available for sale	(29,106)	(13,002)
Loan originations and payments, net	(5,210)	12,473
Proceeds from sale of other real estate owned	56	59
Proceeds from BOLI death benefit	0	108
Additions to premises and equipment	(852)	(83)

NET CASH FROM INVESTING ACTIVITIES	(19,428)	11,585

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	46,468	4,227
Net change in short-term borrowings	(8,170)	13,863
Repayment of Federal Home Loan Bank borrowings and other debt	(611)	(949)
Cash dividends paid	(1,126)	(559)
Proceeds from dividend reinvestment	121	128
Net proceeds from issuance of common shares	0	13,772

NET CASH FROM FINANCING ACTIVITIES	36,682	30,482

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,153	44,634

Beginning cash and cash equivalents	52,422	37,305

Ending cash and cash equivalents	$68,575	$81,939

Supplemental cash flow information:
Interest paid	$1,677	$2,068
Income taxes paid	$0	$0

Supplemental noncash disclosures:
Transfer of loans to other real estate	$15	$399

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (the “Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (the “Bank”). The Company provides trust services through its subsidiary, Farmers Trust Company (the “Trust”), and insurance services through the Bank’s subsidiary, Farmers National Insurance. The consolidated financial statements include the accounts of the Company, the Bank and its subsidiary and the Trust. All significant intercompany balances and transactions have been eliminated in the consolidation.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, deferred tax assets, carrying amount of goodwill and fair values of financial instruments are particularly subject to change.

Allowance for Loan Losses:

The Company changed its methodology for estimating the valuation allowance for probable incurred loan losses for the three month period ended March 31, 2012. During the most recent period end, management computed the historical loss percentage based upon the loss history of the past 12 quarters. In previous periods, management used a historical loss percentage based on the past 8 quarters. Using a 12 quarter loss history resulted in a larger historical loss ratio than what would have been computed using an 8 quarter history. The primary factor for the change was the lower historical loss percentage applied to homogeneous and pass rated loans due to recent lower levels of net charge-offs. This new 12 quarter history methodology did not result in a provision for loan losses for the three month period ended March 31, 2012.

Segments:

The Company provides a broad range of financial services to individuals and companies in northeastern Ohio. While the Company's chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss consists solely of the change in net unrealized gains and losses on securities available for sale, net of reclassification for gains or losses recognized in income.

Recent Accounting Pronouncements

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in the Fair Value footnote.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The Company adopted this amendment for year ended December 31, 2011, by presenting comprehensive income in a new Consolidated Statements of Comprehensive Income. The new statement follows the Consolidated Statements of Income.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(In Thousands of Dollars) March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$54,094	$2,048	$0	$56,142
State and political subdivisions	77,717	3,986	(28)	81,675
Corporate bonds	1,239	13	0	1,252
Mortgage-backed securities — residential	231,567	5,226	(296)	236,497
Collateralized mortgage obligations	35,417	391	0	35,808
Small business administration	305	1	(4)	302
Equity securities	139	199	(5)	333

Totals	$400,478	$11,864	$(333)	$412,009

(In Thousands of Dollars) December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$53,689	$2,300	$(1)	$55,988
State and political subdivisions	78,288	4,446	(44)	82,690
Corporate bonds	758	11	0	769
Mortgage-backed securities — residential	217,644	5,384	(310)	222,718
Collateralized mortgage obligations	36,806	416	0	37,222
Small business administration	318	1	(4)	315
Equity securities	139	194	(6)	327

Totals	$387,642	$12,752	$(365)	$400,029

There were no security sales during the three months ended March 31, 2012 and 2011.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed and CMO securities are not due at a single maturity date and are shown separately.

	March 31, 2012
(In Thousands of Dollars)	Amortized	Fair
Maturity	Cost	Value
Within one year	$19,844	$20,196
One to five years	62,342	65,477
Five to ten years	36,638	38,400
Beyond ten years	14,226	14,996
Mortgage-backed, CMO and SBA securities	267,289	272,607

Total	$400,339	$411,676

The following table summarizes the investment securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars) March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
State and political subdivisions	$0	$0	$301	$(28)	$301	$(28)
Corporate bonds	233	0	0	0	233	0
Mortgage-backed securities — residential	58,325	(231)	9,344	(65)	67,669	(296)
Small business administration	0	0	190	(4)	190	(4)
Equity securities	1	0	7	(5)	8	(5)

Total	$58,559	$(231)	$9,842	$(102)	$68,401	$(333)

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$249	$(1)	$0	$0	$249	$(1)
State and political subdivisions	0	0	2,420	(44)	2,420	(44)
Corporate bonds	507	0	0	0	507	0
Mortgage-backed securities — residential	43,426	(203)	9,652	(107)	53,078	(310)
Small business administration	0	0	233	(4)	233	(4)
Equity securities	0	0	7	(6)	7	(6)

Total	$44,182	$(204)	$12,312	$(161)	$56,494	$(365)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities are generally evaluated for OTTI under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, or U.S. government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of March 31, 2012, the Company’s security portfolio consisted of 419 securities, 31 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities and small business administration securities as discussed below.

Unrealized losses on debt securities issued by state and political subdivisions have not been recognized into income. Generally these securities have maintained their investment grade ratings and management does not have the intent to sell these securities before their anticipated recovery. The fair value is expected to recover as the securities approach their maturity date.

All of the Company's holdings of mortgage-backed securities-residential were issued by U.S. government-sponsored entities. Unrealized losses on mortgage-backed securities-residential have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities-residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be OTTI.

Unrealized losses on small business administration securities issued by U.S. government-sponsored entities have not been recognized into income because the securities are of high credit quality, management does not have the intent to sell these securities before their anticipated recovery and the decline in fair value is largely due to fluctuations in market interest rates and not credit quality. Consequently, the fair value of such debt securities is expected to recover as the securities approach their maturity date.

The Company’s equity securities are made up of local and regional bank holdings. The unrealized losses associated with these holdings have not been recognized into income. Generally these securities have suffered as most banking securities have suffered during the recent economic cycle. The fair value is expected to recover as the banking sector recovers. Management does not have the intent to sell these securities before their anticipated recovery.

Loans:

Loan balances were as follows:

	March 31,	December 31,
(In Thousands of Dollars)	2012	2011
Commercial real estate
Owner occupied	$97,727	$100,710
Non-owner occupied	89,197	80,585
Other	20,247	17,394
Commercial	76,260	74,875
Residential real estate
1-4 family residential	142,921	145,743
Home equity lines of credit	21,452	21,943
Consumer
Indirect	114,443	115,681
Direct	11,301	11,596
Other	1,316	1,520

Subtotal	574,864	570,047
Net deferred loan costs	1,763	1,759
Allowance for loan losses	(9,446)	(9,820)

Net loans	$567,181	$561,986

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,880	$1,529	$1,802	$972	$637	$9,820
Provision for loan losses	230	13	72	145	(460)	0
Loans charged off	(85)	(42)	(245)	(249)	0	(621)
Recoveries	35	18	13	181	0	247

Ending balance	$5,060	$1,518	$1,642	$1,049	$177	$9,446

Three Months Ended March 31, 2011

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,780	$1,707	$881	$875	$64	$9,307
Provision for loan losses	323	283	1,120	77	72	1,875
Loans charged off	(85)	(134)	(741)	(299)	0	(1,259)
Recoveries	2	22	1	189	0	214

Ending balance	$6,020	$1,878	$1,261	$842	$136	$10,137

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

March 31, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$842	$224	$0	$0	$0	$1,066
Collectively evaluated for impairment	4,218	1,294	1,642	1,049	177	8,380

Total ending allowance balance	$5,060	$1,518	$1,642	$1,049	$177	$9,446

Loans:
Loans individually evaluated for impairment	$8,318	$1,253	$676	$0	$0	$10,247
Loans collectively evaluated for impairment	198,181	75,007	163,062	130,130	0	566,380

Total ending loans balance	$206,499	$76,260	$163,738	$130,130	$0	$576,627

December 31, 2011

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$748	$237	$0	$0	$0	$985
Collectively evaluated for impairment	4,132	1,292	1,802	972	637	8,835

Total ending allowance balance	$4,880	$1,529	$1,802	$972	$637	$9,820

Loans:
Loans individually evaluated for impairment	$8,317	$1,341	$697	$0	$0	$10,355
Loans collectively evaluated for impairment	189,724	73,534	166,334	131,859	0	561,451

Total ending loans balance	$198,041	$74,875	$167,031	$131,859	$0	$571,806

The following tables present information related to impaired loans by class of loans as of March 31, 2012 and December 31, 2011:

(In Thousands of Dollars) March 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$338	$338	$0
Non-owner occupied	315	317	0
Other	198	198	0
Commercial	987	987	0
Residential real estate
1-4 family residential	674	676	0
Home equity lines of credit	0	0	0
Consumer
Indirect	0	0	0
Direct	0	0	0
Other	0	0	0

Subtotal	2,512	2,516	0

With an allowance recorded:
Commercial real estate
Owner occupied	4,529	4,538	214
Non-owner occupied	2,648	2,649	562
Other	278	278	66
Commercial	266	266	224
Residential real estate
1-4 family residential	0	0	0
Home equity lines of credit	0	0	0
Consumer
Indirect	0	0	0
Direct	0	0	0
Other	0	0	0

Subtotal	7,721	7,731	1,066

Total	$10,233	$10,247	$1,066

(In Thousands of Dollars) December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$759	$762	$0
Non-owner occupied	339	340	0
Other	589	590	0
Commercial	1,062	1,063	0
Residential real estate
1-4 family residential	695	697	0
Home equity lines of credit	0	0	0
Consumer
Indirect	0	0	0
Direct	0	0	0
Other	0	0	0

Subtotal	3,444	3,452	0

With an allowance recorded:
Commercial real estate
Owner occupied	4,164	4,169	309
Non-owner occupied	2,455	2,456	439
Other	0	0	0
Commercial	278	278	237
Residential real estate
1-4 family residential	0	0	0
Home equity lines of credit	0	0	0
Consumer
Indirect	0	0	0
Direct	0	0	0
Other	0	0	0

Subtotal	6,897	6,903	985

Total	$10,341	$10,355	$985

The following table presents the average recorded investment by class for the three month periods ended March 31, 2012 and 2011:

(In Thousands of Dollars)	Average Recorded Investment for Three Months Ended March 31,
	2012	2011
With no related allowance recorded:
Commercial real estate
Owner occupied	$339	$1,356
Non-owner occupied	328	464
Other	200	1,267
Commercial	1,004	790
Residential real estate
1-4 family residential	677	0
Home equity lines of credit	0	0
Consumer
Indirect	0	0
Direct	0	0
Other	0	0

Subtotal	2,548	3,877

With an allowance recorded:
Commercial real estate
Owner occupied	4,559	2,435
Non-owner occupied	2,661	303
Other	279	645
Commercial	270	474
Residential real estate
1-4 family residential	0	0
Home equity lines of credit	0	0
Consumer
Indirect	0	0
Direct	0	0
Other	0	0

Subtotal	7,769	3,857

Total	$10,317	$7,734

Interest income recognized during impairment for both periods was immaterial.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(In Thousands of Dollars)	Nonaccrual	Loans Past Due over 90 Days Still Accruing	Nonaccrual	Loans Past Due over 90 Days Still Accruing
Commercial real estate
Owner occupied	$2,280	$0	$2,640	$0
Non-owner occupied	2,966	0	2,795	0
Other	478	0	590	0
Commercial	578	0	527	0
Residential real estate
1-4 family residential	4,239	151	3,897	121
Home equity lines of credit	291	0	299	0
Consumer
Indirect	11	36	12	114
Direct	0	16	0	13
Other	0	10	0	2

Total	$10,843	$213	$10,760	$250

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans:

(In Thousands of Dollars) March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$224	$0	$2,280	$2,504	$94,906	$97,410
Non-owner occupied	43	0	2,966	3,009	85,898	88,907
Other	0	0	478	478	19,704	20,182
Commercial	241	0	578	819	75,441	76,260
Residential real estate
1-4 family residential	1,057	143	4,390	5,590	136,696	142,286
Home equity lines of credit	28	50	291	369	21,083	21,452
Consumer
Indirect	754	100	47	901	116,612	117,513
Direct	50	210	16	276	11,025	11,301
Other	7	4	10	21	1,295	1,316

Total	$2,404	$507	$11,056	$13,967	$562,660	$576,627

(In Thousands of Dollars) December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$111	$0	$2,640	$2,751	$97,630	$100,381
Non-owner occupied	13	0	2,795	2,808	77,515	80,323
Other	0	0	590	590	16,747	17,337
Commercial	26	0	527	553	74,322	74,875
Residential real estate
1-4 family residential	973	361	4,018	5,352	139,736	145,088
Home equity lines of credit	128	0	299	427	21,516	21,943
Consumer
Indirect	1,458	218	126	1,802	116,941	118,743
Direct	120	41	13	174	11,422	11,596
Other	19	3	2	24	1,496	1,520

Total	$2,848	$623	$11,010	$14,481	$557,325	$571,806

Troubled Debt Restructurings:

Total troubled debt restructurings were $4.2 million and $4.3 million at March 31, 2012 and December 31, 2011, respectively. The Company has allocated $65 thousand and $48 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at March 31, 2012 and December 31, 2011.

During the three month period ended March 31, 2012, the terms of a certain commercial real estate loan were modified as a troubled debt restructuring. The modification of the terms of the loan included a reduction of the stated interest rate on the loan for the remaining life of the loan which is 41 months. There were no modifications involving an extension of the maturity date. The pre-modification outstanding recorded investment for this loan was $462 thousand and the post-modification outstanding recorded investment was $467 thousand.

The troubled debt restructuring described above had an immaterial affect on the allowance for loan losses at March 31, 2012. There were no charge offs as a result of the allowance adjustment.

There was one residential real estate loan modified as troubled debt restructurings for which there was a payment default during the twelve months following the modification during the quarter ended March 31, 2012. The loan was past due 33 days at March 31, 2012. There was no additional provision or any impact to the allowance for losses associated with this loan. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars) March 31, 2012	Pass	Special Mention	Sub-standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$80,445	$4,570	$12,349	$46	$0	$97,410
Non-owner occupied	76,708	3,781	8,418	0	0	88,907
Other	17,895	299	1,988	0	0	20,182
Commercial	66,982	6,110	2,989	179	0	76,260

Total	$242,030	$14,760	$25,744	$225	$0	$282,759

(In Thousands of Dollars) December 31, 2011	Pass	Special Mention	Sub-standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$80,770	$6,359	$13,201	$51	$0	$100,381
Non-owner occupied	68,806	2,575	8,942	0	0	80,323
Other	14,491	301	2,545	0	0	17,337
Commercial	65,198	5,963	3,454	260	0	74,875

Total	$229,265	$15,198	$28,142	$311	$0	$272,916

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer and indirect loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer and indirect auto loans based on payment activity as of March 31, 2012 and December 31, 2011. Nonperforming loans are loans past due 90 days and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars) March 31, 2012	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Performing	$137,896	$21,161	$117,466	$11,285	$1,306
Nonperforming	4,390	291	47	16	10

Total	$142,286	$21,452	$117,513	$11,301	$1,316

	Residential Real Estate		Consumer
(In Thousands of Dollars) December 31, 2011	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Performing	$140,070	$21,644	$118,617	$11,583	$1,518
Nonperforming	4,018	299	126	13	2

Total	$145,088	$21,943	$118,743	$11,596	$1,520

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended March 31,
(In Thousands, except Share and Per Share Data)	2012	2011
Basic EPS computation
Numerator — Net income	$2,520	$1,690
Denominator — Weighted average shares outstanding	18,765,814	16,956,808
Basic earnings per share	$.13	$.10

Diluted EPS computation
Numerator — Net income	$2,520	$1,690
Denominator — Weighted average shares outstanding for basic earnings per share	18,765,814	16,956,808
Effect of Stock Options	0	0

Weighted averages shares for diluted earnings per share	18,765,814	16,956,808

Diluted earnings per share	$.13	$.10

Stock options for 5,000 and 28,500 shares were not considered in the computing of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, because they were antidilutive.

Stock Based Compensation:

The Company’s Stock Option Plan (the “Plan”), permitted the grant of share options to its directors, officers and employees. Under the terms of the Plan no additional shares can be issued. Option awards were granted with an exercise price equal to the market price of the Company's common shares at the date of grant, with a vesting period of 5 years and have 10-year contractual terms. At March 31, 2012 there were 5,000 outstanding options of which 3,000 were fully vested and are exercisable.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the three month period ended March 31, 2012 was not material. No related income tax benefit was recorded.

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

The Company used the following methods and significant assumptions to estimate the fair value:

Investment Securities: The Company used a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Finally, inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort by the Company’s Controller and Chief Financial Officer. For the period ended March 31, 2012 the fair value of Level 3 investment securities was immaterial.

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair values are commonly based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial and commercial real estate properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what adjustments should be made to appraisals to arrive at fair value.

Assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2012 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$56,142	$0	$56,142	$0
State and political subdivisions	81,675	0	81,675	0
Corporate bonds	1,252	0	1,252	0
Mortgage-backed securities-residential	236,497	0	236,485	12
Collateralized mortgage obligations	35,808	0	35,808	0
Small business administration	302	0	302	0
Equity securities	333	333	0	0

Total investment securities	$412,009	$333	$411,664	$12

		Fair Value Measurements at December 31, 2011 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$55,988	$0	$55,988	$0
State and political subdivisions	82,690	0	82,690	0
Corporate bonds	769	0	769	0
Mortgage-backed securities-residential	222,718	0	222,706	12
Collateralized mortgage obligations	37,222	0	37,222	0
Small business administration	315	0	315	0
Equity securities	327	327	0	0

Total investment securities	$400,029	$327	$399,690	$12

There were no significant transfers between Level 1 and Level 2 during the three month periods ended March 31, 2012 and 2011.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months Ended March 31,
(In Thousands of Dollars)	2012	2011
Beginning balance	$12	$12
Total unrealized gains or losses:
Included in other comprehensive income or loss	0	0
Repayments	0	0
Transfer in and/or out of Level 3	0	0

Ending balance	$12	$12

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In Thousands of Dollars)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$2,002	$0	$0	$2,002
Non-owner occupied	2,086	0	0	2,086
Other	212	0	0	212
Commercial	42	0	0	42
Other real estate owned
Commercial real estate	270	0	0	270
1 — 4 family residential	20	0	0	20

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In Thousands of Dollars)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$1,606	$0	$0	$1,606
Non-owner occupied	2,017	0	0	2,017
Other	0	0	0	0
Commercial	41	0	0	41
Other real estate owned
Commercial real estate	270	0	0	270
1 — 4 family residential	76	0	0	76

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $5.3 million with a valuation allowance of $1.0 million at March 31, 2012, resulting in an additional provision for loan losses of $81 thousand for the three month period. At December 31, 2011, impaired loans had a principal balance of $4.6 million, with a valuation allowance of $936 thousand. Provision for loan losses was $300 thousand for the three months ended March 31, 2011, for loans carried at fair value. Excluded from the fair value of impaired loans, at March 31, 2012 and December 31, 2011, discussed above are $2.4 million and $2.3 million of loans classified as troubled debt restructurings, which are not carried at fair value.

Impaired commercial real estate loans, both owner occupied and non-owner occupied are valued by independent external appraisals. These external appraisals are prepared using the sales comparison approach and income approach valuation techniques. Management makes subsequent unobservable adjustments to the impaired loan appraisals by reducing the appraised collateral value in the 0%—40% range, with a weighted average percentage of 21.7%. Impaired loans other than commercial real estate and other real estate owned are not considered material.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $290 thousand at March 31, 2012. The Company sold two other real estate owned properties during the three month period ended March 31, 2012. The Company did not record any adjustments to the carrying amount of other real estate owned for the three months ended March 31, 2012. At December 31, 2011, other real estate owned had a net carrying amount of $346 thousand. During the year ended December 31, 2011 five properties were charged down reflecting updated appraisals which resulted in a write-down of $115 thousand.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at March 31, 2012 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$68,575	$13,833	$54,742	$0	$68,575
Securities available-for-sale	412,009	333	411,664	12	412,009
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	3,195	0	3,256	0	3,256
Loans, net	567,181	0	0	578,273	578,273
Accrued interest receivable	4,021	0	1,305	2,716	4,021

Financial liabilities
Deposits	886,593	630,774	262,012	0	892,786
Short-term borrowings	89,918	0	89,918	0	89,918
Long-term borrowings	10,652	0	12,037	0	12,037
Accrued interest payable	573	6	567	0	573

.

(In Thousands of Dollars) December 31, 2011	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$52,422	$52,422
Securities available-for-sale	400,029	400,029
Restricted stock	4,224	n/a
Loans held for sale	677	677
Loans, net	561,986	574,391
Accrued interest receivable	3,794	3,794

Financial liabilities
Deposits	840,125	846,412
Short-term borrowings	98,088	98,088
Long-term borrowings	11,263	12,719
Accrued interest payable	585	585

The methods and assumptions used to estimate fair value are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. The Company has determined that cash on hand and non-interest due from bank accounts are Level 1 whereas interest bearing fed funds sold and other are Level 2.

Restricted Stock: It is not practical to determine the fair value of restricted stock due to restrictions placed on its transferability.

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Loans held for sale: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest receivable and payable approximate fair value resulting in a Level 2 or Level 3 classification. The classification is the result of the association with securities, loans and deposits.

Deposits: The fair values disclosed for demand deposits – interest and non-interest checking, passbook savings, and money market accounts—are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of variable rate certificates of deposit approximate their fair values at the reporting date resulting Level 2 classification. Fair value for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Short-term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

Long-term Borrowings: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Off-balance Sheet Instruments: The fair value of commitments is not material.

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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars) March 31, 2012	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Assets
Cash and cash equivalents	$1,384	$67,304	$(113)	$68,575
Securities available for sale	3,371	408,473	165	412,009
Loans held for sale	0	3,195	0	3,195
Net loans	0	567,181	0	567,181
Premises and equipment, net	89	16,938	0	17,027
Goodwill and other intangibles	6,339	0	0	6,339
Other assets	872	30,911	336	32,119

Total Assets	$12,055	$1,094,002	$388	$1,106,445

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$677	$994,783	$(4,419)	$991,041
Stockholders’ equity	11,378	99,219	4,807	115,404

Total Liabilities and Stockholders’ Equity	$12,055	$1,094,002	$388	$1,106,445

(In Thousands of Dollars) December 31, 2011	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Assets
Cash and cash equivalents	$2,208	$50,327	$(113)	$52,422
Securities available for sale	2,388	397,513	128	400,029
Loans held for sale	0	677	0	677
Net loans	0	561,986	0	561,986
Premises and equipment, net	101	16,360	0	16,461
Goodwill and other intangibles	6,441	0	0	6,441
Other assets	463	28,904	488	29,855

Total Assets	$11,601	$1,055,767	$503	$1,067,871

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$345	$957,780	$(4,699)	$953,426
Stockholders’ equity	11,256	97,987	5,202	114,445

Total Liabilities and Stockholders’ Equity	$11,601	$1,055,767	$503	$1,067,871

(In Thousands of Dollars) For the Three Months Ended March 31, 2012	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$10	$9,223	$(12)	$9,221
Provision for loan losses	0	0	0	0
Service fees, security gains and other noninterest income	1,437	1,354	(63)	2,728
Noninterest expense	1,264	7,241	134	8,639

Income before taxes	183	3,336	(209)	3,310
Income taxes	63	798	(71)	790

Net Income	$120	$2,538	$(138)	$2,520

(In Thousands of Dollars) For the Three Months Ended March 31, 2011	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$11	$9,085	$(13)	$9,083
Provision for loan losses	0	1,875	0	1,875
Service fees, security gains and other noninterest income	1,350	1,305	(38)	2,617
Noninterest expense	1,200	6,512	102	7,814

Income before taxes	161	2,003	(153)	2,011
Income taxes	55	318	(52)	321

Net Income	$106	$1,685	$(101)	$1,690

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Overview

Net income for the three months ended March 31, 2012 was $2.5 million, compared to $1.7 million for the same three month period in 2011. On a per share basis, net income for the first quarter ended March 31, 2012 was $0.13 per diluted share, compared to $0.10 for the first quarter ended March 31, 2011 and $0.16 for the fourth quarter ended December 31, 2011. The tangible common equity ratio increased to 9.91% at March 31, 2012, compared to 9.56% at March 31, 2011, mainly as a result of the increase in net income. Farmers’ total assets reported at March 31, 2012 were $1.1 billion, representing a 9.1% increase compared to $1.0 billion in total assets recorded at March 31, 2011.

Net loans increased $5.2 million, or 0.9%, since December 31, 2011. Most of the loan growth in the past three months has occurred in the commercial real estate portfolio. Net loans were reported at $567.2 million at March 31, 2012, which compares to $562.0 million at December 31, 2011. Farmers believes its demand experience for business and consumer credit is consistent with the experience of other banks in the Federal Reserve’s Fourth District and banks nationally per the Federal Reserve Beige Book. Deposits increased $46.5 million, or 5.5%, from $840.1 million at December 31, 2011 to $886.6 million at March 31, 2012, as customers continue to seek the safety and security of FDIC insured deposit accounts.

Stockholders’ equity totaled $115.4 million, or 10.4% of total assets, at March 31, 2012, an increase of $959 thousand, or 0.8%, compared to $114.4 million at December 31, 2011. The increase is the result of net income and mark to market adjustments in investment securities, offset by cash dividends paid to shareholders during the quarter. Shareholders received a special one-time $0.03 cash dividend on February 28, 2012, a regular $0.03 per share cash dividend on March 31, 2012 and a total of $0.15 per share cash dividends paid in the past four quarters. Book value per share increased from $6.10 per share at December 31, 2011 to $6.14 per share at March 31, 2012. Farmers’ tangible book value per share also increased from $5.76 per share at December 31, 2011 to $5.81 per share at March 31, 2012.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three months ended March 31, 2012 and 2011:

	At or for the Three Months Ended March 31,
(In Thousands, except Per Share Data)	2012	2011
Total Assets	$1,106,445	$1,014,561
Net Income	$2,520	$1,690
Basic and Diluted Earnings Per Share	$.13	$.10
Return on Average Assets (Annualized)	.94%	.69%
Return on Average Equity (Annualized)	8.82%	7.12%
Efficiency Ratio (tax equivalent basis)	68.42%	62.57%
Equity to Asset Ratio	10.43%	10.16%
Tangible Common Equity Ratio *	9.91%	9.56%
Dividends to Net Income	44.68%	33.08%
Net Loans to Assets	51.26%	55.82%
Loans to Deposits	65.04%	75.33%

*	The tangible common equity ratio is calculated by dividing total common stockholders' equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S.GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S.GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S.GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of March 31, 2012 and 2011, reconciliations of tangible common equity to U.S.GAAP total common stockholders' equity and tangible assets to U.S.GAAP total assets are set forth below:

(In Thousands of Dollars)	March 31, 2012	December 31, 2011
Reconciliation of Common Stockholders’ Equity to Tangible Common Equity
Stockholders’ Equity	$115,404	$114,445
Less Goodwill and other intangibles	6,339	6,441

Tangible Common Equity	$109,065	$108,004

(In Thousands of Dollars)	March 31, 2012	December 31, 2011
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,106,445	$1,067,871
Less Goodwill and other intangibles	6,339	6,441

Tangible Assets	$1,100,106	$1,061,430

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$562,031	$8,072	5.78%	$573,047	$8,554	6.05%
Loans held for sale	1,144	5	1.76	0	0	0.00
Taxable securities (4)	312,909	2,106	2.71	236,729	1,869	3.20
Tax-exempt securities (4) (6)	74,061	1,084	5.89	77,070	1,124	5.91
Equity securities (2) (6)	4,363	50	4.61	4,126	46	4.52
Federal funds sold and other	43,500	21	0.19	29,494	9	0.12

Total earning assets	998,008	11,338	4.57	920,466	11,602	5.11

NONEARNING ASSETS

Cash and due from banks	22,599			27,111
Premises and equipment	16,790			13,887
Allowance for loan losses	(9,684)			(9,559)
Unrealized gains (losses) on securities	13,050			3,614
Other assets (3)	42,705			42,049

Total assets	$1,083,468			$997,568

INTEREST-BEARING LIABILITIES

Time deposits	$257,074	$1,216	1.90%	$252,828	$1,308	2.10%
Savings deposits	391,860	298	0.31	323,802	372	0.47
Demand deposits	112,886	11	0.04	111,268	18	0.07
Short term borrowings	90,281	42	0.19	105,496	97	0.37
Long term borrowings	10,690	98	3.69	23,996	251	4.24

Total interest-bearing liabilities	862,791	1,665	0.78	817,390	2,046	1.02

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	102,029			80,326
Other liabilities	3,709			3,539
Stockholders’ equity	114,939			96,313

Total liabilities and stockholders’ equity	$1,083,468			$997,568

Net interest income and interest rate spread		$9,673	3.79%		$9,556	4.09%

Net interest margin			3.90%			4.22%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $504 thousand and $436 thousand for 2012 and 2011 respectively and is reduced by amortization of $471 thousand and $447 thousand for 2012 and 2011 respectively.
(6)	For 2012, adjustments of $81 thousand and $371 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2011, adjustments of $88 thousand and $385 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net interest income. Net interest income was $9.2 million for the first quarter of 2012, which compared to $9.1 million in the first quarter of 2011. The net interest margin to average earning assets on a fully taxable equivalent basis decreased 32 basis points to 3.90% for the three months ended March 31, 2012, compared to 4.22% for the same period in the prior year. The decrease in net interest margin is largely a result of the change in the mix of interest earning assets. Loans, which yield more than securities, comprised a smaller level of interest-earning assets in the current period. For the three months ended March 31, 2012, loans were 56% of average earning assets, compared to 62% for the three months ended March 31, 2011. In comparing the quarters ended March 31, 2012 and 2011, yields on earning assets decreased 54 basis points, while the cost of interest bearing liabilities decreased 24 basis points.

Noninterest Income. Noninterest income was $2.7 million for the first quarter of 2012, increasing 4.2% from $2.6 million compared to the same quarter of 2011. Trust fees were $1.4 million for the quarter ended March 31, 2012, an increase of $80 thousand, or 6%, compared to the same quarter in 2011. Income from the sale of residential real estate loans was $65 thousand in the first quarter of 2012 as the Company continues to develop its’ secondary mortgage operations. There were no sales of loans or gains recognized during the three months ended March 31, 2011.

Noninterest Expense. Noninterest expense totaled $8.6 million for the first quarter of 2012, which is $825 thousand more than the $7.8 million in the same quarter in 2011. Most of this increase is a result of a $541 thousand or 12.9% increase salaries and employee benefits, due to a higher number of employees in the current quarter. The higher employee count is attributed primarily to our North Canton and Secondary Mortgage project expansions. Employee health insurance costs also increased $142 thousand as a result of a higher level of claims. Advertising expense is also $103 thousand higher in the first quarter of 2012 compared to the same quarter in 2011. This increase is primarily a result of a higher level of production costs related to television advertisements in the current period.

The following is a detail of non-interest expense line items classified between the Trust and the other entities in the Company for the three month periods ended March 31, 2012 and 2011:

	For the Three Months Ended
(In Thousands of Dollars)	March 31, 2012			March 31, 2011
	Trust Company	Bank and Others	Total Company	Trust Company	Bank and Others	Total Company
Noninterest expense
Salaries and employee benefits	$723	$4,006	$4,729	$712	$3,476	$4,188
Occupancy and equipment	178	881	1,059	139	777	916
State and local taxes	26	281	307	25	222	247
Professional fees	121	286	407	97	309	406
Advertising	2	246	248	0	145	145
FDIC insurance	0	186	186	0	348	348
Intangible amortization	102	0	102	143	0	143
Core processing charges	0	301	301	0	245	245
Other operating expenses	112	1,188	1,300	84	1,092	1,176

Total noninterest expense	$1,264	$7,375	$8,639	$1,200	$6,614	$7,814

The Company’s tax equivalent efficiency ratio for the three month period ended March 31, 2012 was 68.4% compared to 62.6% for the same period in 2011. The decline in the efficiency ratio was the result of the $825 thousand increase in noninterest expenses as explained in the previous paragraph.

Income Taxes. Income tax expense totaled $790 thousand for the quarter ended March 31, 2012 and $321 thousand for the quarter ended March 31, 2011. The increase in the current quarter tax expense can be attributed to the $1.3 million increase in income before taxes. The effective tax rate for the first three months of 2012 was 23.87%, compared to 15.96% for the same period in 2011. The effective tax rate increase over the same period in 2011 was primarily due to the increase in income before taxes while tax exempt income remained stable.

Other Comprehensive Income. For the quarter ended March 31, 2012, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $556 thousand, compared to an unrealized gain of $43 thousand for the same period in 2011. Management believes the decrease in fair value for the three month period ended March 31, 2012 is the result of the low interest rate environment pulling back to more sustainable levels in the debt securities market.

Financial Condition

Cash and cash equivalents. Cash and cash equivalents increased $16.2 million during the first three months of 2012. The Company expects these levels to remain steady over the next few months. The increase is largely due to the scarcity of viable investment options that produce a reasonably yield for the risk and management’s effort to maintain a larger balance at the Federal Reserve Bank for future liquidity needs.

Securities. Securities available-for-sale increased by $12.0 million since December 31, 2011. Securities were purchased in an effort to increase returns on some of the cash available from the additional core deposit account balances and repurchase agreements sold during the period.

Loans. Gross loans increased $4.8 million, or 0.84%, since December 31, 2011. Most of the loan growth occurred in the commercial real estate loan portfolio. The increase in loans is related to the economic growth being experienced in the Mahoning Valley. The demand experience for the Bank’s business and consumer credit is consistent with the experience of other banks in the Federal Reserve’s Fourth District and banks nationally per the Federal Reserve Beige Book. The increase in loan balances was not enough to overcome the low interest rate environment that caused a lower level of loan income for the current quarter compared to the same quarter in 2011. On a fully tax equivalent basis, loans contributed 71.19% of total interest income for the three months ended March 31, 2012 and 73.73% for the same period in 2011.

Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below.

Asset Quality History

(In Thousands of Dollars)

	3/31/12	12/31/11	9/30/11	6/30/11	3/31/11
Nonperforming loans	$11,030	$10,984	$10,884	$7,865	$11,011
Nonperforming loans as a % of total loans	1.91%	1.92%	1.92%	1.38%	1.91%

Loans delinquent 30-89 days	$2,890	$3,431	$3,386	$3,758	$3,392
Loans delinquent 30-89 days as a % of total loans	0.50%	0.60%	0.60%	0.66%	0.59%

Allowance for loan losses	$9,446	$9,820	$10,984	$10,876	$10,137

Allowance for loan losses as a % of loans	1.64%	1.72%	1.93%	1.91%	1.76%
Allowance for loan losses as a % of nonperforming loans	85.64%	89.40%	100.92%	138.28%	92.06%
Annualized net charge-offs to average net loans outstanding	0.27%	0.84%	0.43%	0.24%	0.74%

Non-performing assets	$11,574	$11,569	$11,453	$8,664	$11,867
Non-performing assets as a % of total assets	1.05%	1.08%	1.05%	0.85%	1.17%

Net charge-offs for the quarter	$374	$1,165	$591	$336	$1,045

For the three months ended March 31, 2012, management did not record a provision to the allowance for loan losses, compared to providing $1.9 million over the same three month period in the prior year. Although non-performing loans remained consistent from the previous quarter, other factors lead to not recording a provision in the first quarter. The primary factor was the lower historical loss percentage applied to homogeneous and pass rated loans due to recent lower levels of net charge-offs. During the most recent period end, management computed the historical loss percentage based upon the loss history of the past 12 quarters. In previous periods, management used a historical loss percentage based on the past 8 quarters. Using a 12 quarter loss history resulted in a larger historical loss ratio than what would have been computed using an 8 quarter history. The Company believes that using a loss history of the previous 12 quarters will capture more cyclicality in the loan portfolio. Net charge-offs for the quarter ended March 31, 2012 decreased to $374 thousand, compared to $1.2 million and $1.0 million for the fourth quarter of 2011 and the first quarter of 2011, respectively. The lower level of charge-offs and a lower level of delinquencies from the year ago period, which are factors considered in management’s quarterly estimate of loan loss provisions and the adequacy of the allowance for loan losses.

Non-performing loans equaled 1.91% of total loans at March 31, 2012, unchanged from March 31, 2011. Loans 30–89 days delinquent decreased $502 thousand, or 14.8%, to $2.9 million since March 31, 2011. Non-performing loans totaled $11.0 million at March 31, 2012, unchanged compared to December 31, 2011 and March 31, 2011, respectively. On March 31, 2012, the ratio of the allowance for loan losses (ALLL) to non-performing loans was 86%, compared to 92% at March 31, 2011. At March 31, 2012, the ALLL/total loan ratio was 1.64%, compared to 1.76% at March 31, 2011. The decrease in this ratio over the last three months is mainly the result of the asset quality metrics and improving net charge-off levels.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at March 31, 2012 to be adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management's judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased $46.5 million, or 5.53%, since December 31, 2011. Balances in the Company’s non-interest bearing deposits increased $11.0 million, or 11.44%, between December 31, 2011 and March 31, 2012. Money market accounts also increased $23.4 million between December 31, 2011 and March 31, 2012. Savings and other interest bearing demand deposits increased $11.5 million between December 31, 2011 and March 31, 2012. The Company’s focus is on core deposit growth and the Company will continue to price deposit rates to remain competitive within the market and to retain customers. At March 31, 2012, core deposits — savings and money market accounts, time deposits less than $100,000 and demand deposits — represented approximately 88.91% of total deposits.

Borrowings. Total borrowings decreased $8.8 million, or 8.03%, since December 31, 2011. The decrease in borrowings is the result of a $7.4 million decrease in securities sold under repurchase agreements. The decrease in repurchase agreements is due to public funds deposits moving to money market deposit accounts in an effort to remain liquid and to maximize interest rate return.

Capital Resources. Total stockholders’ equity increased from $114.4 million at December 31, 2011 to $115.4 million at March 31, 2012. The increase is the result of net income and partially offset by fair value adjustments in the Company’s investment securities and cash dividends paid to shareholders during the past three months. Shareholders received a $0.06 per share cash dividend during the first quarter of 2012 which included a one-time special $0.03 dividend. Book value per share increased 0.66% from $6.10 per share at December 31, 2011 to $6.14 per share at March 31, 2012. This increase is mainly the result of net income from the quarter ended March 31, 2012.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of March 31, 2012 the Company's total risk-based capital ratio stood at 17.35%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.09% and 9.55%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2012.

Due to the continuing growth in the Bank’s business and the higher levels of its allowance for loan losses associated with current economic conditions, senior management and the Board have determined that higher levels of capital are appropriate. The Office of the Comptroller of the Currency (the “OCC”) concurred in the Board’s view that additional capital would be beneficial in supporting its continued growth and operations. As a result, effective February 2, 2010, the OCC proposed and the Bank accepted the following individual minimum capital requirements for the Bank: Tier I Capital to Adjusted Total Assets of 7.20% and Total Capital to Risk-Weighted Assets of 11.00%. At March 31, 2012, the Bank is in compliance with these minimum capital requirements.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. The change in methodology for historical loss experience used in calculating the unallocated portion of the allowance for loan losses from 8 previous quarters to now using the 12 previous quarters was previously discussed. Additional information regarding these policies is included in the notes to the aforementioned 2011 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Securities), Note 3 (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.

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

Liquidity

The Company maintains, in the opinion of management, liquidity sufficient to satisfy depositors' requirements and meet the credit needs of customers. The Company depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Company's ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of liquidity for the Company include assets considered relatively liquid, such as federal funds sold, cash and due from banks, as well as cash flows from maturities and repayments of loans, and securities.

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At March 31, 2012, these lines of credited totaled $24.5 million and the Bank had not borrowed against these lines. In addition, the Company has a $1.5 million revolving line of credit with a correspondent bank. The outstanding balance at March 31, 2012 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of March 31, 2012, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $10.5 million with additional borrowing capacity of approximately $88.1 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2012, net cash used by investing activities amounted to $19.4 million, compared to $11.6 million provided by investing activities for the same period in 2011. Purchases of securities amounted to $29.1 million used during the first three months of 2012 compared to $13.0 million used during the same period in 2011. There was $5.2 million used for loan originations and payments during the first three months of 2012, compared to $12.5 million in net cash provided by loan originations and payments during the same period in 2011. The cash used by lending activities during this year’s first three month period can be attributed to the activity in the commercial real estate portfolio.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $36.7 million for the first three months of 2012, compared to $30.5 million provided by financing activities for the same period in 2011. The three items that accounted for the majority of this change are the stock offering, short-term borrowings and deposits. The Company’s common and treasury shares public offering during the first quarter of 2011 provided $13.8 million and $0 during 2012. Short-term borrowings used $8.2 million in 2012 compared to providing $13.9 million in 2011. These decreases were offset by an increase in deposits which provided $46.5 million during the first three months of 2012 compared to $4.2 million in the same period in 2011.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $83.6 million at March 31, 2012 and $86.4 million at December 31, 2011.

Recent Market and Regulatory Developments

In response to the current national and international economic recession, and in an effort to stabilize and strengthen the financial markets and banking industries, the United States Congress and governmental agencies have taken a number of significant actions over the past several years, including the passage of legislation and the implementation of a number of programs. The most recent of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is the most comprehensive change to banking laws and the financial regulatory environment since the Great Depression of the 1930s. The Dodd-Frank Act affects almost every aspect of the nation's financial services industry and mandates change in several key areas, including regulation and compliance, securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection.

The extent to which the Dodd-Frank Act and initiatives thereunder will succeed in addressing the credit markets or otherwise result in an improvement in the national economy is uncertain. In addition, because many aspects of this legislation still remain subject to intensive agency rulemaking and subsequent public comment prior to implementation over the next several months, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Company. The Company’s expenses have increased and may continue to increase as a result of new compliance requirements.

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

Changes In Interest Rate	March 31, 2012	December 31, 2011	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	-3.42%	-4.40%	15.00%
+200	-2.04%	-2.58%	10.00%
+100	-0.82%	-1.05%	5.00%
-100	-2.40%	-2.32%	5.00%
Net Present Value
Of Equity Change
+300	-1.67%	-1.42%	20.00%
+200	2.05%	2.51%	15.00%
+100	2.27%	2.66%	10.00%
-100	-14.80%	16.81%	10.00%

The results of the simulation indicate that in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using March 31, 2012 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points. This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

3.1	Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on October 3, 2001 (File No. 333-70806).

3.2	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed with the SEC on August 9, 2011).

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1	Amended and Restated Employment Agreement of John S. Gulas, President and Chief Executive Officer of the Company and the Bank (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2012).

10.2	Amended and Restated Employment Agreement of Carl D. Culp, Executive Vice President and Treasurer of the Company and Executive Vice President and Chief Financial Officer of the Bank (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2012).

10.3	Amended and Restated Employment Agreement of Mark L. Graham, Senior Vice President and Chief Credit Officer of the Bank (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2012).

10.4	Amended and Restated Employment Agreement of Kevin J. Helmick, Senior Vice President and Secretary of the Company and Senior Vice President of Retail and Wealth Management of the Bank (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of John S. Gulas, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of John S. Gulas, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 9, 2012

/s/ John S. Gulas

John S. Gulas

President and Chief Executive Officer

Dated: May 9, 2012

/s/ Carl D. Culp

Carl D. Culp

Executive Vice President

and Treasurer