Form 10-Q
period 2012-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2012-08-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2012             Commission file number 001-35296

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, No Par Value	18,821,741 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	(In Thousands of Dollars)
	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$14,410	$14,161
Federal funds sold and other	61,149	38,261

TOTAL CASH AND CASH EQUIVALENTS	75,559	52,422

Securities available for sale	420,147	400,029
Loans held for sale	3,718	677

Loans	572,453	571,806
Less allowance for loan losses	9,048	9,820

NET LOANS	563,405	561,986

Premises and equipment, net	17,616	16,461
Goodwill	3,709	3,709
Other intangibles	2,528	2,732
Bank owned life insurance	15,275	15,015
Other assets	14,876	14,840

TOTAL ASSETS	$1,116,833	$1,067,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$109,222	$96,117
Interest-bearing	777,371	744,008

TOTAL DEPOSITS	886,593	840,125

Short-term borrowings	96,465	98,088
Long-term borrowings	10,583	11,263
Other liabilities	4,254	3,950

TOTAL LIABILITIES	997,895	953,426

Commitments and contingent liabilities

Stockholders' Equity:
Common Stock – Authorized 25,000,000 shares; issued 18,802,282 in 2012 and 18,757,437 in 2011	104,504	104,261
Retained earnings	5,250	2,133
Accumulated other comprehensive income	9,184	8,051
Treasury stock, at cost; 13 shares in 2012 and 2011	0	0

TOTAL STOCKHOLDERS’ EQUITY	118,938	114,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,116,833	$1,067,871

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,987	$8,354	$15,983	$16,820
Taxable securities	2,128	2,048	4,234	3,917
Tax exempt securities	706	729	1,419	1,468
Dividends	52	53	102	99
Federal funds sold and other interest income	30	10	51	19

TOTAL INTEREST AND DIVIDEND INCOME	10,903	11,194	21,789	22,323

INTEREST EXPENSE
Deposits	1,460	1,684	2,985	3,382
Short-term borrowings	25	104	67	201
Long-term borrowings	98	249	196	500

TOTAL INTEREST EXPENSE	1,583	2,037	3,248	4,083

NET INTEREST INCOME	9,320	9,157	18,541	18,240
Provision for loan losses	400	1,075	400	2,950

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,920	8,082	18,141	15,290

NONINTEREST INCOME
Service charges on deposit accounts	485	500	959	973
Bank owned life insurance income, including death benefits	125	119	260	278
Trust fees	1,365	1,365	2,783	2,703
Insurance agency commissions	25	28	61	92
Investment commissions	249	263	435	454
Net gains on sale of loans	138	0	203	0
Other operating income	538	419	952	811

TOTAL NONINTEREST INCOME	2,925	2,694	5,653	5,311

NONINTEREST EXPENSES
Salaries and employee benefits	4,939	4,483	9,668	8,671
Occupancy and equipment	1,080	922	2,051	1,838
State and local taxes	304	238	611	485
Professional fees	456	403	863	810
Advertising	210	211	458	356
FDIC insurance	183	244	369	592
Intangible amortization	103	112	205	255
Core processing charges	332	310	720	624
Other operating expenses	1,270	1,169	2,571	2,275

TOTAL NONINTEREST EXPENSES	8,877	8,092	17,516	15,906

INCOME BEFORE INCOME TAXES	2,968	2,684	6,278	4,695
INCOME TAXES	682	567	1,472	888

NET INCOME	$2,286	$2,117	$4,806	$3,807

NET INCOME PER SHARE – basic and diluted	$0.12	$0.11	$0.26	$0.21

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
NET INCOME	$2,286	$2,117	$4,806	$3,807
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	2,599	5,797	1,743	5,863
Reclassification adjustment for (gains) losses realized in income	0	0	0	0

Net unrealized holding gains (losses)	2,599	5,797	1,743	5,863

Income tax effect	(910)	(2,028)	(610)	(2,051)

Net of tax comprehensive income (loss)	1,689	3,769	1,133	3,812

TOTAL COMPREHENSIVE INCOME	$3,975	$5,886	$5,939	$7,619

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	(In Thousands of Dollars)
	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,806	$3,807
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	400	2,950
Depreciation and amortization	848	829
Net amortization of securities	1,225	671
(Gain) loss on sale of other real estate owned	(91)	29
Increase in bank owned life insurance	(260)	(278)
Origination of loans held for sale	(13,669)	0
Proceeds from loans held for sale	10,831	0
Net gain on sale of loans	(203)	0
Net change in other assets and liabilities	(564)	(1,139)

NET CASH FROM OPERATING ACTIVITIES	3,323	6,869

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	35,245	21,120
Proceeds from sales of securities available for sale	0	3,361
Purchases of securities available for sale	(54,846)	(63,277)
Loan originations and payments, net	(3,106)	19,845
Proceeds from sale of other real estate owned	1,551	141
Purchase of bank owned life insurance	0	(3,000)
Proceeds from BOLI death benefit	0	108
Additions to premises and equipment	(1,748)	(1,179)

NET CASH FROM INVESTING ACTIVITIES	(22,904)	(22,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	46,468	9,013
Net change in short-term borrowings	(1,623)	3,086
Repayment of Federal Home Loan Bank borrowings and other debt	(680)	(1,161)
Cash dividends paid	(1,690)	(1,119)
Proceeds from dividend reinvestment	243	255
Net proceeds from issuance of common shares	0	13,772

NET CASH FROM FINANCING ACTIVITIES	42,718	23,846

NET CHANGE IN CASH AND CASH EQUIVALENTS	23,137	7,834
Beginning cash and cash equivalents	52,422	37,305

Ending cash and cash equivalents	$75,559	$45,139

Supplemental cash flow information:
Interest paid	$3,284	$4,108
Income taxes paid	$855	$2,085

Supplemental noncash disclosures:
Transfer of loans to other real estate	$1,287	$437

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

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year. Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, deferred tax assets, carrying amount of goodwill and other intangibles and fair values of financial instruments are particularly subject to change.

Allowance for Loan Losses:

The Company changed its methodology for estimating the valuation allowance for probable incurred loan losses for the three and six month periods ended June 30, 2012. During the most recent period end, management computed the historical loss percentage based upon the loss history of the past 12 quarters. In previous years, management used a historical loss percentage based on the past 8 quarters. Using a 12 quarter loss history resulted in a larger historical loss ratio than what would have been computed using an 8 quarter history. The primary factor for the change was the lower historical loss percentage applied to homogeneous and pass rated loans due to recent lower levels of net charge-offs. This new 12 quarter history methodology resulted in a $400 thousand loan loss provision for the three and six month periods ended June 30, 2012.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in the Fair Value footnote.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The Company adopted this amendment for the year ended December 31, 2011, by presenting comprehensive income in new Consolidated Statements of Comprehensive Income. The new statements follow the Consolidated Statements of Income.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(In Thousands of Dollars) June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$56,492	$1,932	$0	$58,424
State and political subdivisions	77,089	4,984	(12)	82,061
Corporate bonds	1,236	11	0	1,247
Mortgage-backed securities - residential	237,306	6,380	(68)	243,618
Collateralized mortgage obligations	33,531	635	0	34,166
Small business administration	224	1	(2)	223
Equity securities	139	274	(5)	408

Totals	$406,017	$14,217	$(87)	$420,147

(In Thousands of Dollars) December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$53,689	$2,300	$(1)	$55,988
State and political subdivisions	78,288	4,446	(44)	82,690

Corporate bonds	758	11	0	769
Mortgage-backed securities - residential	217,644	5,384	(310)	222,718
Collateralized mortgage obligations	36,806	416	0	37,222
Small business administration	318	1	(4)	315
Equity securities	139	194	(6)	327

Totals	$387,642	$12,752	$(365)	$400,029

There were no security sales during the three and six months ended June 30, 2012. There was one security sale during the three and six month periods ended June 30, 2011. Proceeds from the sale were $3.4 million with no gain or loss recognized.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed, CMO and SBA securities are not due at a single maturity date and are shown separately.

	June 30, 2012
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$21,086	$21,450
One to five years	66,379	69,844
Five to ten years	34,287	36,455
Beyond ten years	13,065	13,983
Mortgage-backed, CMO and SBA securities	271,061	278,007

Total	$405,878	$419,739

The following table summarizes the investment securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by major security type and length of time in a continuous unrealized loss position. Unrealized losses for U.S. Treasury and U.S. government sponsored entities and corporate bonds rounded to less than $1 thousand for the periods ended June 30, 2012 and December 31, 2011, respectively.

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$100	$0	$0	$0	$100	$0
State and political subdivisions	0	0	321	(12)	321	(12)
Mortgage-backed securities – residential	15,322	(68)	23	0	15,345	(68)
Small business administration	0	0	114	(2)	114	(2)
Equity securities	0	0	8	(5)	8	(5)

Total	$15,422	$(68)	$466	$(19)	$15,888	$(87)

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$249	$(1)	$0	$0	$249	$(1)
State and political subdivisions	0	0	2,420	(44)	2,420	(44)
Corporate bonds	507	0	0	0	507	0
Mortgage-backed securities – residential	43,426	(203)	9,652	(107)	53,078	(310)
Small business administration	0	0	233	(4)	233	(4)
Equity securities	0	0	7	(6)	7	(6)

Total	$44,182	$(204)	$12,312	$(161)	$56,494	$(365)

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

As of June 30, 2012, the Company’s security portfolio consisted of 416 securities, 18 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities as discussed below.

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

All of the Company’s holdings of mortgage-backed securities-residential were issued by U.S. government-sponsored entities. Unrealized losses on mortgage-backed securities-residential have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities-residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be OTTI.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2012	December 31, 2011
Commercial real estate
Owner occupied	$94,908	$100,710
Non-owner occupied	86,839	80,585
Other	22,472	17,394
Commercial	77,635	74,875
Residential real estate
1-4 family residential	139,305	145,743
Home equity lines of credit	22,178	21,943
Consumer
Indirect	114,483	115,681
Direct	11,373	11,596
Other	1,397	1,520

Subtotal	570,590	570,047
Net deferred loan costs	1,863	1,759
Allowance for loan losses	(9,048)	(9,820)

Net loans	$563,405	$561,986

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,060	$1,518	$1,642	$1,049	$177	$9,446
Provision for loan losses	(175)	392	309	8	(134)	400
Loans charged off	(283)	(171)	(363)	(198)	0	(1,015)
Recoveries	24	13	19	161	0	217

Ending balance	$4,626	$1,752	$1,607	$1,020	$43	$9,048

Six Months Ended June 30, 2012
(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,880	$1,529	$1,802	$972	$637	$9,820
Provision for loan losses	55	405	381	153	(594)	400
Loans charged off	(368)	(213)	(608)	(447)	0	(1,636)
Recoveries	59	31	32	342	0	464

Ending balance	$4,626	$1,752	$1,607	$1,020	$43	$9,048

Three Months Ended June 30, 2011
(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$6,020	$1,878	$1,261	$842	$136	$10,137
Provision for loan losses	582	51	34	272	136	1,075
Loans charged off	(555)	(55)	(155)	(270)	—	(1,035)
Recoveries	6	12	402	279	—	699

Ending balance	$6,053	$1,886	$1,542	$1,123	$272	$10,876

Six Months Ended June 30, 2011
(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,780	$1,707	$881	$875	$64	$9,307
Provision for loan losses	905	334	1,154	349	208	2,950
Loans charged off	(640)	(189)	(896)	(569)	—	(2,294)
Recoveries	8	34	403	468	—	913

Ending balance	$6,053	$1,886	$1,542	$1,123	$272	$10,876

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

June 30, 2012
(In Thousands of Dollars) Allowance for loan losses:	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$556	$448	$0	$0	$0	$1,004
Collectively evaluated for impairment	4,070	1,304	1,607	1,020	43	8,044

Total ending allowance balance	$4,626	$1,752	$1,607	$1,020	$43	$9,048

Loans:
Loans individually evaluated for impairment	$8,956	$1,495	$725	$0	$0	$11,176
Loans collectively evaluated for impairment	194,626	76,140	160,141	130,370	0	561,277

Total ending loans balance	$203,582	$77,635	$160,866	$130,370	$0	$572,453

December 31, 2011
(In Thousands of Dollars) Allowance for loan losses:	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$748	$237	$0	$0	$0	$985
Collectively evaluated for impairment	4,132	1,292	1,802	972	637	8,835

Total ending allowance balance	$4,880	$1,529	$1,802	$972	$637	$9,820

Loans:
Loans individually evaluated for impairment	$8,317	$1,341	$697	$0	$0	$10,355
Loans collectively evaluated for impairment	189,724	73,534	166,334	131,859	0	561,451

Total ending loans balance	$198,041	$74,875	$167,031	$131,859	$0	$571,806

The following tables present information related to impaired loans by class of loans as of June 30, 2012 and December 31, 2011:

(In Thousands of Dollars) June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,302	$1,303	$0
Non-owner occupied	287	288	0
Other	0	0	0
Commercial	890	890	0
Residential real estate
1-4 family residential	723	725	0

Subtotal	3,202	3,206	0

With an allowance recorded:
Commercial real estate
Owner occupied	4,673	4,683	315
Non-owner occupied	2,678	2,682	241
Other	0	0	0
Commercial	603	605	448

Subtotal	7,954	7,970	1,004

Total	$11,156	$11,176	$1,004

(In Thousands of Dollars) December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$759	$762	$0
Non-owner occupied	339	340	0
Other	589	590	0
Commercial	1,062	1,063	0
Residential real estate
1-4 family residential	695	697	0

Subtotal	3,444	3,452	0

With an allowance recorded:
Commercial real estate
Owner occupied	4,164	4,169	309
Non-owner occupied	2,455	2,456	439
Other	0	0	0
Commercial	278	278	237

Subtotal	6,897	6,903	985

Total	$10,341	$10,355	$985

The following table presents the average recorded investment in impaired loans by class for the three and six month periods ended June 30, 2012 and 2011:

(In Thousands of Dollars)	Average Recorded Investment for Three Months Ended June 30,		Average Recorded Investment for Six Months Ended June 30,
	2012	2011	2012	2011
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,207	$1,211	$1,104	$1,236
Non-owner occupied	302	0	313	0
Other	0	0	0	0
Commercial	922	655	946	671
Residential real estate
1-4 family residential	726	0	728	0

Subtotal	3,157	1,866	3,091	1,907

With an allowance recorded:
Commercial real estate
Owner occupied	4,726	2,375	4,764	2,405
Non-owner occupied	3,112	833	3,438	894
Other	0	802	0	812
Commercial	628	445	638	459
Subtotal	8,466	4,455	8,840	4,570

Total	$11,623	$6,321	$11,931	$6,477

Interest income recognized during impairment for the three and six month periods was immaterial.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$3,553	$0	$2,640	$0
Non-owner occupied	2,296	0	2,795	0
Other	0	0	590	0
Commercial	909	46	527	0
Residential real estate
1-4 family residential	2,565	195	3,897	121
Home equity lines of credit	288	0	299	0
Consumer
Indirect	11	61	12	114
Direct	0	3	0	13
Other	0	1	0	2

Total	$9,622	$306	$10,760	$250

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by class of loans:

(In Thousands of Dollars) June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$207	$0	$3,553	$3,760	$90,577	$94,337
Non-owner occupied	11	0	2,296	2,307	84,261	86,568
Other	153	0	0	153	22,524	22,677
Commercial	25	24	741	790	76,845	77,635
Residential real estate
1-4 family residential	953	135	2,974	4,062	134,626	138,688
Home equity lines of credit	0	0	288	288	21,890	22,178
Consumer
Indirect	979	187	72	1,238	116,362	117,600
Direct	92	20	3	115	11,258	11,373
Other	8	13	1	22	1,375	1,397

Total	$2,428	$379	$9,928	$12,735	$559,718	$572,453

(In Thousands of Dollars) December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$111	$0	$2,640	$2,751	$97,630	$100,381
Non-owner occupied	13	0	2,795	2,808	77,515	80,323
Other	0	0	590	590	16,747	17,337
Commercial	26	0	527	553	74,322	74,875
Residential real estate
1-4 family residential	973	361	4,018	5,352	139,736	145,088
Home equity lines of credit	128	0	299	427	21,516	21,943
Consumer
Indirect	1,458	218	126	1,802	116,941	118,743
Direct	120	41	13	174	11,422	11,596
Other	19	3	2	24	1,496	1,520

Total	$2,848	$623	$11,010	$14,481	$557,325	$571,806

Troubled Debt Restructurings:

Total troubled debt restructurings were $6.5 million and $4.3 million at June 30, 2012 and December 31, 2011, respectively. The Company has allocated $91 thousand and $48 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at June 30, 2012 and December 31, 2011.

During the three and six month periods ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 1% and 3.6% on loans with maturity periods ranging from 5 months to 41months. One loan involved an extension of the maturity date by 5 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ended June 30, 2012:

(In Thousands of Dollars) Troubled debt restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate
Owner occupied	2	$787	$792
Non-owner occupied	3	2,376	2,419
Residential real estate
1-4 family residential	1	52	52

Total	6	$3,215	$3,263

The troubled debt restructurings described above decreased the allowance for loan losses by $416 thousand during the six month period ended June 30, 2012. There were no charge offs as a result of the allowance adjustments.

There were two residential real estate loans modified as troubled debt restructurings for which there were payment defaults within the previous twelve months, for the period ended June 30, 2012. The loans were not past due at June 30, 2012. There was no additional provision or any impact to the allowance for losses associated with these loans. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars) June 30, 2012	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$79,716	$2,069	$12,552	$0	$0	$94,337
Non-owner occupied	76,039	3,163	7,366	0	0	86,568
Other	20,403	1,044	1,230	0	0	22,677
Commercial	70,784	4,030	2,821	0	0	77,635

Total	$246,942	$10,306	$23,969	$0	$0	$281,217

(In Thousands of Dollars) December 31, 2011	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$80,770	$6,359	$13,201	$51	$0	$100,381
Non-owner occupied	68,806	2,575	8,942	0	0	80,323
Other	14,491	301	2,545	0	0	17,337
Commercial	65,198	5,963	3,454	260	0	74,875

Total	$229,265	$15,198	$28,142	$311	$0	$272,916

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2012 and December 31, 2011. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

(In Thousands of Dollars) June 30, 2012	Residential Real Estate		Consumer
	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Performing	$135,714	$21,890	$117,528	$11,370	$1,396
Nonperforming	2,974	288	72	3	1

Total	$138,688	$22,178	$117,600	$11,373	$1,397

(In Thousands of Dollars) December 31, 2011	Residential Real Estate		Consumer
	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Performing	$141,070	$21,644	$118,617	$11,583	$1,518
Nonperforming	4,018	299	126	13	2

Total	$145,088	$21,943	$118,743	$11,596	$1,520

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except Share and Per Share Data)	2012	2011	2012	2011
Basic EPS computation
Numerator – Net income	$2,286	$2,117	$4,806	$3,807
Denominator – Weighted average shares outstanding	18,800,122	18,674,213	18,782,968	17,820,254
Basic earnings per share	$.12	$.11	$.26	$.21

Diluted EPS computation
Numerator – Net income	$2,286	$2,117	$4,806	$3,807
Denominator – Weighted average shares outstanding for basic earnings per share	18,800,122	18,674,213	18,782,968	17,820,254
Effect of Stock Options	0	0	0	0

Weighted averages shares for diluted earnings per share	18,800,122	18,674,213	18,782,968	17,820,254

Diluted earnings per share	$.12	$.11	$.26	$.21

Stock options for 5,000 and 28,500 shares were not considered in the computing of diluted earnings per share for the three and six months ended June 30, 2012 and 2011, respectively, because they were antidilutive.

Stock Based Compensation:

The Company’s Stock Option Plan (the “Plan”), permitted the grant of share options to its directors, officers and employees. Under the terms of the Plan no additional shares can be issued. Option awards were granted with an exercise price equal to the market price of the Company’s common shares at the date of grant, with a vesting period of 5 years and have 10-year contractual terms. At June 30, 2012 there were 5,000 outstanding options of which 3,000 were fully vested and exercisable.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the three and six month period ended June 30, 2012 was not material. No related income tax benefit was recorded.

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

The Company used the following methods and significant assumptions to estimate the fair value:

Investment Securities: The Company used a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Finally, inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort by the Company’s Chief Financial Officer and Controller. For the period ended June 30, 2012 the fair value of Level 3 investment securities was immaterial.

Impaired Loans: At the time loans are considered impaired, collateral dependent impaired loans are valued at the lower of cost or fair value and non-collateral dependent loans are valued based on discounted cash flows. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2012 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$58,424	$0	$58,424	$0
State and political subdivisions	82,061	0	82,061	0
Corporate bonds	1,247	0	1,247	0
Mortgage-backed securities-residential	243,618	0	243,607	11

Collateralized mortgage obligations	34,166	0	34,166	0
Small business administration	223	0	223	0
Equity securities	408	408	0	0

Total investment securities	$420,147	$408	$419,728	$11

		Fair Value Measurements at December 31, 2011 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs ( Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$55,988	$0	$55,988	$0
State and political subdivisions	82,690	0	82,690	0
Corporate bonds	769	0	769	0
Mortgage-backed securities-residential	222,718	0	222,706	12
Collateralized mortgage obligations	37,222	0	37,222	0
Small business administration	315	0	315	0
Equity securities	327	327	0	0

Total investment securities	$400,029	$327	$399,690	$12

There were no significant transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2012 and 2011.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of Dollars)	2012	2011	2012	2011
Beginning balance	$12	$12	$12	$12
Total unrealized gains or losses:
Included in other comprehensive income or loss	0	0	0	0
Repayments	(1)	0	(1)	0
Transfer in and/or out of Level 3	0	0	0	0

Ending balance	$11	$12	$11	$12

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$2,162	$0	$0	$2,162
Non-owner occupied	492	0	0	492
Other	0	0	0	0
Commercial	155	0	0	155
Other real estate owned
Commercial real estate	187	0	0	187
1 – 4 family residential	89	0	0	89

	Fair Value Measurements at December 31, 2011 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$1,606	$0	$0	$1,606
Non-owner occupied	2,017	0	0	2,017
Other	0	0	0	0
Commercial	41	0	0	41
Other real estate owned
Commercial real estate	270	0	0	270
1 – 4 family residential	76	0	0	76

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3.7 million with a valuation allowance of $864 thousand at June 30, 2012, resulting in an additional provision for loan losses of $339 thousand and $420 thousand for the three and six month periods ended June 30, 2012. At December 31, 2011, impaired loans had a principal balance of $4.6 million, with a valuation allowance of $936 thousand. The additional provision for loan losses was $66 thousand for the three months ended June 30, 2011 and $397 thousand for the six months ended June 30, 2011, for loans carried at fair value. Excluded from the fair value of impaired loans, at June 30, 2012 and December 31, 2011, discussed above are $4.3 million and $2.3 million of loans classified as troubled debt restructurings, which are not carried at fair value.

Impaired commercial real estate loans, both owner occupied and non-owner occupied are valued by independent external appraisals. These external appraisals are prepared using the sales comparison approach and income approach valuation techniques. Management makes subsequent unobservable adjustments to the impaired loan appraisals. Impaired loans other than commercial real estate and other real estate owned are not considered material.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

(In Thousands of Dollars)	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range(Weighted Average)
Impaired loans
Commercial real estate	$2,654	Sales comparison	Adjustment for differences between comparable sales	-44.2% -70.0% (-12.5%)
		Income approach	Adjustment for differences in net operating income	-36.8% -78.2% (14.9%)
Commercial	155	Sales comparison	Adjustment for differences between comparable sales	-39.8% -48.9% (9.3%)

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $276 thousand at June 30, 2012. The Company sold nine other real estate owned properties during the six month period ended June 30, 2012. The Company recorded $73 thousand in write downs on four other real estate owned properties during the six month period ended June 30, 2012. At December 31, 2011, other real estate owned had a net carrying amount of $346 thousand. During the year ended December 31, 2011 five properties were charged down reflecting updated appraisals which resulted in a write-down of $115 thousand.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at June 30, 2012 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$75,559	$14,410	$61,149	$0	$75,559
Securities available-for-sale	420,147	408	419,728	11	420,147
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	3,718	0	3,784	0	3,784
Loans, net	563,405	0	0	575,142	575,142
Accrued interest receivable	3,749	0	1,089	2,660	3,749

Financial liabilities
Deposits	886,593	641,629	251,245	0	892,874
Short-term borrowings	96,465	0	96,465	0	96,465
Long-term borrowings	10,583	0	11,956	0	11,956
Accrued interest payable	550	5	545	0	550

.

(In Thousands of Dollars)
December 31, 2011	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$52,422	$52,422
Securities available-for-sale	400,029	400,029
Restricted stock	4,224	n/a
Loans held for sale	677	677
Loans, net	561,986	574,391
Accrued interest receivable	3,794	3,794

Financial liabilities
Deposits	840,125	846,412
Short-term borrowings	98,088	98,088
Long-term borrowings	11,263	12,719
Accrued interest payable	585	585

The methods and assumptions used to estimate fair value, not previously described, are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. The Company has determined that cash on hand and non-interest bearing due from bank accounts are Level 1 whereas interest bearing fed funds sold and other are Level 2.

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

Deposits: The fair values disclosed for demand deposits – interest and non-interest checking, passbook savings, and money market accounts - are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of variable rate certificates of deposit approximate their fair values at the reporting date resulting Level 2 classification. Fair value for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Off-balance Sheet Instruments: The fair value of commitments is not considered material.

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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars) June 30, 2012	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Assets
Cash and cash equivalents	$2,383	$73,258	$(82)	$75,559
Securities available for sale	2,865	417,119	163	420,147
Loans held for sale	0	3,718	0	3,718
Net loans	0	563,405	0	563,405
Premises and equipment, net	89	17,527	0	17,616
Goodwill and other intangibles	6,237	0	0	6,237
Other assets	544	28,990	617	30,151

Total Assets	$12,118	$1,104,017	$698	$1,116,833

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$658	$1,001,366	$(4,129)	$997,895
Stockholders’ equity	11,460	102,651	4,827	118,938

Total Liabilities and Stockholders’ Equity	$12,118	$1,104,017	$698	$1,116,833

(In Thousands of Dollars) December 31, 2011	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Assets
Cash and cash equivalents	$2,208	$50,327	$(113)	$52,422
Securities available for sale	2,388	397,513	128	400,029
Loans held for sale	0	677	0	677
Net loans	0	561,986	0	561,986
Premises and equipment, net	101	16,360	0	16,461
Goodwill and other intangibles	6,441	0	0	6,441
Other assets	463	28,904	488	29,855

Total Assets	$11,601	$1,055,767	$503	$1,067,871

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$345	$957,780	$(4,699)	$953,426
Stockholders’ equity	11,256	97,987	5,202	114,445

Total Liabilities and Stockholders’ Equity	$11,601	$1,055,767	$503	$1,067,871

(In Thousands of Dollars) For the Three Months Ended June 30, 2012	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$12	$9,310	$(2)	$9,320
Provision for loan losses	0	400	0	400
Service fees, security gains and other noninterest income	1,382	1,617	(74)	2,925
Noninterest expense	1,263	7,395	219	8,877

Income before taxes	131	3,132	(295)	2,968
Income taxes	47	735	(100)	682

Net Income	$84	$2,397	$(195)	$2,286

(In Thousands of Dollars) For the Six Months Ended June 30, 2012	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$22	$18,533	$(14)	$18,541
Provision for loan losses	0	400	0	400
Service fees, security gains and other noninterest income	2,819	2,971	(137)	5,653
Noninterest expense	2,527	14,636	353	17,516

Income before taxes	314	6,468	(504)	6,278
Income taxes	110	1,533	(171)	1,472

Net Income	$204	$4,935	$(333)	$4,806

(In Thousands of Dollars) For the Three Months Ended June 30, 2011	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$11	$9,158	$(12)	$9,157
Provision for loan losses	0	1,075	0	1,075
Service fees, security gains and other noninterest income	1,377	1,356	(39)	2,694
Noninterest expense	1,149	6,743	200	8,092

Income before taxes	239	2,696	(251)	2,684
Income taxes	82	570	(85)	567

Net Income	$157	$2,126	$(166)	$2,117

(In Thousands of Dollars) For the Six Months Ended June 30, 2011	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$22	$18,243	$(25)	$18,240
Provision for loan losses	0	2,950	0	2,950
Service fees, security gains and other noninterest income	2,727	2,661	(77)	5,311
Noninterest expense	2,349	13,255	302	15,906

Income before taxes	400	4,699	(404)	4,695
Income taxes	137	888	(137)	888

Net Income	$263	$3,811	$(267)	$3,807

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Net income for the three months ended June 30, 2012 was $2.3 million, compared to $2.1 million for the same three month period in 2011. On a per share basis, net income for the second quarter ended June 30, 2012 was $0.12 per diluted share, compared to $0.11 for the second quarter ended June 30, 2011. Net income for the six months ended June 30, 2012 was $4.8 million, compared to $3.8 million for the same six month period in 2011. On a per share basis, net income for the six months ended June 30, 2012 was $0.26, an increase of 23.8% compared to the same six month period in 2011. The tangible common equity ratio increased to 10.15% at June 30, 2012, compared to 10.11% at June 30, 2011, mainly as a result of net income. Farmers’ total assets reported at June 30, 2012 were $1.12 billion, representing a 4.6% increase compared to $1.07 billion in total assets recorded at December 31, 2011.

Net income increased to $2.3 million for the three months ended June 30, 2012, which represents an 8% increase over the $2.1 million reported for the same period in 2011. Noninterest income increased 8.6% during the same three month period, which is consistent with the strategy to diversify revenue. Asset quality continues to improve, evidenced by the reduction in the provision for loan losses from $1.1 million for the three month period ended June 30, 2011 to $400 thousand for the three months ended June 30, 2012. There has also been a decline in the 30-89 day delinquencies, from $3.8 million at June 30, 2011 to $2.8 million at June 30, 2012.

Net loans increased $1.4 million in comparing the June 30, 2012 balance to the December 31, 2011. Most of the loan growth in the current year has occurred in the commercial and commercial real estate portfolios. Net loans were reported at $563.4 million at June 30, 2012, which compares to $562.0 million at December 31, 2011. Deposits increased $46.5 million, or 5.5%, from $840.1 million at December 31, 2011 to $886.6 million at June 30, 2012, as customers continue to seek the safety and security of FDIC insured deposit accounts.

Stockholders’ equity totaled $118.9 million, or 10.6% of total assets, at June 30, 2012, an increase of $4.5 million, or 3.9%, compared to $114.4 million at December 31, 2011. The increase is mainly the result of net income and fair value adjustments in investment securities, offset by cash dividends paid to shareholders during the past six months. Shareholders received a total of $0.15 per share in cash dividends paid in the past four quarters, including a special one-time $0.03 cash dividend on February 28, 2012. Book value per share increased 3.8% from $6.10 per share at December 31, 2011 to $6.33 per share at June 30, 2012. Farmers’ tangible book value per share also increased 4.0% from $5.76 per share at December 31, 2012 to $5.99 per share at June 30, 2012.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three and six months ended June 30, 2012 and 2011:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In Thousands, except Per Share Data)	2012	2011	2012	2011
Total Assets	$1,116,833	$1,014,221	$1,116,833	$1,014,221
Net Income	$2,286	$2,117	$4,806	$3,807
Basic and Diluted Earnings Per Share	$.12	$.11	$.26	$.21
Return on Average Assets (Annualized)	.82%	.83%	.88%	.76%
Return on Average Equity (Annualized)	7.81%	8.05%	8.32%	7.69%
Efficiency Ratio (tax equivalent basis)	68.54%	64.42%	68.48%	63.50%
Equity to Asset Ratio	10.65%	10.71%	10.65%	10.71%
Tangible Common Equity Ratio *	10.15%	10.11%	10.15%	10.11%
Dividends to Net Income	24.67%	26.45%	35.16%	29.39%
Net Loans to Assets	50.45%	55.00%	50.45%	55.00%
Loans to Deposits	64.57%	73.85%	64.57%	73.85%

*	The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S.GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S.GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S.GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of June 30, 2012 and 2011, reconciliations of tangible common equity to U.S.GAAP total common stockholders’ equity and tangible assets to U.S.GAAP total assets are set forth below:

(In Thousands of Dollars)	June 30, 2012	June 30, 2011
Reconciliation of Common Stockholders’ Equity to Tangible Common Equity
Stockholders’ Equity	$118,938	$108,576
Less Goodwill and other intangibles	6,237	6,665

Tangible Common Equity	$112,701	$101,911

(In Thousands of Dollars)	June 30, 2012	June 30, 2011
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,116,833	$1,014,221
Less Goodwill and other intangibles	6,237	6,665

Tangible Assets	$1,110,596	$1,007,556

Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$562,329	$8,056	5.75%	$562,446	$8,444	6.02%
Taxable securities (4)	330,970	2,128	2.58	269,339	2,048	3.05
Tax-exempt securities (4) (6)	73,324	1,074	5.88	76,049	1,111	5.86
Equity securities (2) (6)	4,363	52	4.78	4,343	53	4.89
Federal funds sold and other	57,643	30	0.21	40,287	10	0.10

Total earning assets	1,028,629	11,340	4.42	952,464	11,666	4.91

NONEARNING ASSETS
Cash and due from banks	19,912			18,820
Premises and equipment	17,411			13,794
Allowance for loan losses	(9,242)			(10,563)
Unrealized gains (losses) on securities	13,247			6,073
Other assets (3)	46,098			43,244

Total assets	$1,116,055			$1,023,832

INTEREST-BEARING LIABILITIES

Time deposits	$250,141	$1,196	1.92%	$248,816	$1,280	2.06%
Savings deposits	411,859	252	0.25	332,426	385	0.46
Demand deposits	115,475	12	0.04	109,679	19	0.07
Short term borrowings	98,187	25	0.10	117,610	104	0.35
Long term borrowings	10,606	98	3.71	23,643	249	4.22

Total interest-bearing liabilities	886,268	1,583	0.72	832,174	2,037	0.98

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	108,584			82,715
Other liabilities	3,468			3,399
Stockholders' equity	117,735			105,544

Total liabilities and stockholders' equity	$1,116,055			$1,023,832

Net interest income and interest rate spread		$9,757	3.70%		$9,629	3.93%

Net interest margin			3.80%			4.05%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $610 thousand and $401 thousand for 2012 and 2011 respectively and is reduced by amortization of $458 thousand and $441 thousand for 2012 and 2011 respectively.
(6)	For 2012, adjustments of $69 thousand and $368 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2011, adjustments of $90 thousand and $382 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$563,028	$16,128	5.76%	$567,849	$16,998	6.04%
Taxable securities (4)	321,940	4,234	2.64	252,588	3,917	3.13
Tax-exempt securities (4) (6)	73,693	2,158	5.89	76,557	2,235	5.89
Equity securities (2) (6)	4,363	102	4.70	4,235	99	4.71
Federal funds sold and other	50,756	51	0.20	34,920	19	0.11

Total earning assets	1,013,780	22,673	4.49	936,149	23,268	5.01

NONEARNING ASSETS
Cash and due from banks	21,072			22,943
Premises and equipment	17,101			13,840
Allowance for loan losses	(9,463)			(10,064)
Unrealized gains (losses) on securities	13,148			4,851
Other assets (3)	44,121			42,412

Total assets	$1,099,759			$1,010,131

INTEREST-BEARING LIABILITIES

Time deposits	$253,607	$2,412	1.91%	$250,811	$2,588	2.08%
Savings deposits	401,859	550	0.28	328,139	757	0.47
Demand deposits	114,181	23	0.04	110,469	37	0.07
Short term borrowings	94,233	67	0.14	111,586	201	0.36
Long term borrowings	10,648	196	3.70	23,819	500	4.23

Total interest-bearing liabilities	874,528	3,248	0.75	824,824	4,083	1.00

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	105,427			82,074
Other liabilities	3,588			3,356
Stockholders' equity	116,216			99,877

Total liabilities and stockholders' equity	$1,099,759			$1,010,131

Net interest income and interest rate spread		$19,425	3.74%		$19,185	4.01%

Net interest margin			3.85%			4.14%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $1.1 million and $837 thousand for 2012 and 2011 respectively and is reduced by amortization of $929 thousand and $888 thousand for 2012 and 2011 respectively.
(6)	For 2012, adjustments of $145 thousand and $739 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2011, adjustments of $178 thousand and $767 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net interest income. Net interest income was $9.3 million for the second quarter of 2012, compared to $9.2 million in the second quarter of 2011. The net interest margin to average earning assets on a fully taxable equivalent basis decreased 25 basis points to 3.80% for the three months ended June 30, 2012, compared to 4.05% for the same period in the prior year. The decrease in net interest margin is largely a result of the change in the mix of interest earning assets. Loans, which yield more than securities, comprised a smaller level of interest-earning assets in the current year. For the three months ended June 30, 2012, loans were 55% of average earning assets, compared to 59% for the three months ended June 30, 2011. In comparing the quarters ending June 30, 2012 and 2011, yields on earning assets decreased 49 basis points, while the cost of interest bearing liabilities decreased 26 basis points as the decline in funding costs has slowed.

On a year-to-date basis, net interest income improved to $18.5 million for the six month period ended June 30 2012, compared to $18.2 million in the same period in 2011. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 3.85% for the six months ended June 30 2012, compared to 4.14% for the same period in the prior year. The decline in margin for the six month period was consistent with the reason for the decline in the three month period.

Noninterest Income. Noninterest income was $2.9 million for the second quarter of 2012, increasing 8.6% from $2.7 million compared to the same quarter of 2011. Income from the sale of residential real estate loans increased from $0 in the second quarter of 2011 to $138 thousand in the second quarter of 2012 as the Company continues to develop its secondary mortgage operations.

Noninterest income for the six months ended June 30 2012 was $5.7 million, compared to $5.3 million for the same period in 2011. The increase in noninterest income is primarily due to income from the sale of loans, increasing from $0 for the six months ended June 30, 2011 to $203 thousand for the same six month period in 2012. Income from trust fees was also $80 thousand higher in 2012.

Noninterest Expense. Noninterest expense totaled $8.9 million for the second quarter of 2012, which is $785 thousand more than the $8.1 million in the same quarter in 2011. Most of this increase is a result of a $456 thousand or 10.2% increase in salaries and employee benefits, due to a higher number of employees in the current quarter. The higher employee count is attributed primarily to our secondary mortgage project expansions. Additionally, employee health insurance costs increased $188 thousand as a result of a higher level of claims. Occupancy and equipment expense also increased $158 thousand as a result of depreciation expense and small equipment costs related to new facilities.

Noninterest expenses for the six months ended June 30, 2012 was $17.5 million, compared to $15.9 million for the same period in 2011, representing an increase of $1.6 million, or 10.1%. The increase is mainly the result of the previously mentioned increase in salaries and employee benefits, resulting from a higher number of employees in the current year and a $331 thousand or 38% increase in health insurance costs, and a $213 thousand increase in occupancy and equipment expense related to new facilities.

The following is a detail of noninterest expense line items classified between the Trust and the other entities in the Company for the three and six month periods ended June 30, 2012 and 2011:

	For the Three Months Ended
(In Thousands of Dollars)	June 30, 2012			June 30, 2011
Noninterest expense	Trust Company	Bank and Others	Total Company	Trust Company	Bank and Others	Total Company
Salaries and employee benefits	$792	$4,147	$4,939	$704	$3,779	$4,483
Occupancy and equipment	76	1,004	1,080	130	792	922
State and local taxes	27	277	304	24	214	238
Professional fees	125	331	456	93	310	403
Advertising	0	210	210	3	208	211
FDIC insurance	0	183	183	0	244	244
Intangible amortization	103	0	103	112	0	112
Core processing charges	68	264	332	65	245	310
Other operating expenses	72	1,198	1,270	18	1,151	1,169

Total noninterest expense	$1,263	$7,614	$8,877	$1,149	$6,943	$8,092

	For the Six Months Ended
(In Thousands of Dollars)	June 30, 2012			June 30, 2011
Noninterest expense	Trust Company	Bank and Others	Total Company	Trust Company	Bank and Others	Total Company
Salaries and employee benefits	$1,515	$8,153	$9,668	$1,416	$7,255	$8,671
Occupancy and equipment	167	1,884	2,051	269	1,569	1,838
State and local taxes	53	558	611	49	436	485
Professional fees	246	617	863	190	620	810
Advertising	2	456	458	3	353	356
FDIC insurance	0	369	369	0	592	592
Intangible amortization	205	0	205	255	0	255
Core processing charges	155	565	720	134	490	624
Other operating expenses	184	2,387	2,571	33	2,242	2,275

Total noninterest expense	$2,527	$14,989	$17,516	$2,349	$13,557	$15,906

The Company’s tax equivalent efficiency ratio for the three month period ended June 30, 2012 was 68.5% compared to 64.4% for the same period in 2011. The decline in the efficiency ratio was the result of the $694 thousand increase in noninterest expenses as explained in the previous paragraph.

The Company’s tax equivalent efficiency ratio for the six month period ended June 30, 2012 was 68.5%, compared to 63.5% for the prior year’s same six month period. The decline in the efficiency ratio was the result of a $1.5 million increase in noninterest expense, partially offset by the $552 thousand increase in net interest income and noninterest income.

Income Taxes. Income tax expense totaled $682 thousand for the quarter ended June 30, 2012 and $567 thousand for the quarter ended June 30, 2011. The increase in the current quarter tax expense can be attributed to the $284 thousand increase in income before taxes. The effective tax rate for the three month period ended June 30, 2012 was 23.0%, compared to 21.1% for the same period in 2011. The effective tax rate increase over the same period in 2011 was primarily due to the reduction in the amount of tax exempt municipal securities income as a percentage of total income for the period.

Income tax expense was $1.5 million for the first six months of 2012 and $888 thousand for the first six months of 2011. The effective tax rate for the six month period of 2012 was 23.4%, compared to 18.9% for the same period in 2011. The effective tax rate increase over the same period in 2011 was due to the reduction of tax exempt municipal securities income as mentioned in the quarter discussion from above.

Other Comprehensive Income. For the quarter ended June 30, 2012, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $1.7 million, compared to an unrealized gain of $3.8 million for the same period in 2011. Management believes the increases in fair value for the three month periods ending June 30, in 2012 and 2011 are the result of the continued low interest rate environment that exists in the debt securities market.

For the first six months of 2012, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $1.1 million, compared to an unrealized gain of $3.8 million for the same period in 2011. As with the three month period management believes the increase in fair value for these six month periods in 2012 and 2011 is largely due to lower market interest rates.

Financial Condition

Cash and cash equivalents. Cash and cash equivalents increased $23.1 million during the first six months of 2012. The Company expects these levels to remain steady over the next few months. The increase is largely due to the scarcity of viable investment options that produce a reasonable yield for the risk and management’s effort to maintain a larger balance at the Federal Reserve Bank for future liquidity needs.

Securities. Securities available-for-sale increased by $20.1 million since December 31, 2011. Securities were purchased in an effort to increase returns on some of the cash available from the additional core deposit account balances and repurchase agreements sold during the period.

Loans. Gross loans increased $647 thousand since December 31, 2011. Most of the loan growth occurred in the commercial and commercial real estate loan portfolios. The increase in loans is related to the subtle economic growth being experienced in the Mahoning Valley. The demand experience for the Bank’s business and consumer credit is consistent with the experience of other banks in the Federal Reserve’s Fourth District and banks nationally per the Federal Reserve Beige Book. The increase in loan balances was not enough to overcome the low interest rate environment that caused a lower level of loan income for the current quarter compared to the same quarter in 2011. On a fully tax equivalent basis, loans contributed 71.1% of total interest income for the six months ended June 30, 2012 and 73.1% for the same period in 2011.

Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below.

Asset Quality History

(In Thousands of Dollars)

	6/30/12	3/31/12	12/31/11	9/30/11	6/30/11
Nonperforming loans	$9,900	$11,030	$10,984	$10,884	$7,865

Nonperforming loans as a % of total loans	1.73%	1.91%	1.92%	1.92%	1.38%

Loans delinquent 30-89 days	$2,778	$2,890	$3,431	$3,386	$3,758
Loans delinquent 30-89 days as a % of total loans	0.49%	0.50%	0.60%	0.60%	0.66%

Allowance for loan losses	$9,048	$9,446	$9,820	$10,984	$10,876

Allowance for loan losses as a % of loans	1.58%	1.64%	1.72%	1.93%	1.91%
Allowance for loan losses as a % of nonperforming loans	91.39%	85.64%	89.40%	100.92%	138.28%
Annualized net charge-offs to average net loans outstanding	0.57%	0.27%	0.84%	0.43%	0.24%

Non-performing assets	$10,312	$11,574	$11,569	$11,453	$8,664
Non-performing assets as a % of total assets	0.92%	1.05%	1.08%	1.05%	0.85%

Net charge-offs for the quarter	$798	$374	$1,165	$591	$336

For the three months ended June 30, 2012, management recorded a $400 thousand provision to the allowance for loan losses, compared to providing $1.1 million over the same three month period in the prior year. Although non-performing loans declined more in the three months ended June 30, 2011 than the three months ended

June 30, 2012 and that net charge-offs for the quarter ending June 30, 2012 increased to $797 thousand, compared to $336 thousand for the second quarter of 2011, other factors lead to the recording of a smaller provision in the second quarter of 2012. One factor leading to the recording of a smaller provision for the second quarter of 2012 was the lower level of loans delinquent 30 – 89 days. At June 30, 2012 there was $2.8 million of loans that were delinquent for 30 – 89 days which was fairly consistent with March 31, 2012 totals. While loans delinquent 30-89 days were $3.8 million at June 30, 2011 which was an increase from March 31, 2011. Improvement in the historical loss percentage was also a factor in determining an adequate quarterly provision and ultimately the adequacy of the allowance for loan losses. Beginning in the first quarter of 2012, management computed the historical loss percentage based upon the loss history of the past 12 quarters. In previous periods, management used a historical loss percentage based on the past 8 quarters. The Company believes that using a loss history of the previous 12 quarters will mitigate quarterly volatility in the loan portfolio.

For the six months ended June 30, 2012, management provided $400 thousand to the allowance for loan losses, a decrease of $2.6 million, or 86.4%, over the same six month period in the prior year. This decrease is primarily due to fewer charge-offs and a lower historical loss ratio compared to the year ago period. Net charge-offs declined from $1.4 million for the first six months of 2011 to $1.2 million for the current six month period.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at June 30, 2012 to be adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased $46.5 million, or 5.53%, since December 31, 2011. Balances in the Company’s non-interest bearing deposits increased $13.1 million, or 13.6%, between December 31, 2011 and June 30, 2012. Money market accounts also increased $23.8 million between year end 2011 and June 30, 2012. Savings and other interest bearing demand deposits increased $19.9 million between December 31, 2011 and June 30, 2012. The Company’s deposits are also being affected positively by the recent development of the Marcellus and Utica shale activity within the local region. At June 30, 2012 the Company had deposits totaling approximately $41.1 million that customers have received from energy exploration companies from the leasing or sale of mineral rights. The Company’s focus continues to be on core deposit growth and the Company will price deposit rates to remain competitive within the market and to retain customers. At June 30, 2012, core deposits — savings and money market accounts, time deposits less than $100,000 and demand deposits — represented approximately 90.0% of total deposits.

Borrowings. Total borrowings decreased $2.3 million, or 2.1%, since December 31, 2011. The decrease in borrowings is the result of an $873 thousand and $649 thousand decrease in securities sold under repurchase agreements and federal home loan bank advances, respectively. The decrease in repurchase agreements is due to public funds deposits moving to money market deposit accounts in an effort to maximize interest rate return.

Capital Resources. Total stockholders’ equity increased from $114.4 million at December 31, 2011 to $118.9 million at June 30, 2012. The increase is the result of net income and fair value adjustments in the Company’s investment securities and partially offset by cash dividends paid to shareholders during the past six months. Shareholders received a $0.09 per share cash dividend during the first six months of 2012 which included a one-time special $0.03 dividend. Book value per share increased 3.8% from $6.10 per share at December 31, 2011 to $6.33 per share at June 30, 2012. This increase is mainly the result of net income from the period ended June 30, 2012.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of June 30, 2012 the Company’s total risk-based capital ratio stood at 17.68%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.40% and 9.44%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2012.

Due to the continuing growth in the Bank’s business and the higher levels of its allowance for loan losses associated with current economic conditions, senior management and the Board have determined that higher levels of capital are appropriate. The Office of the Comptroller of the Currency (the “OCC”) concurred in the Board’s view that additional capital would be beneficial in supporting its continued growth and operations. As a result, effective February 2, 2010, the OCC proposed and the Bank accepted the following individual minimum capital requirements for the Bank: Tier I Capital to Adjusted Total Assets of 7.20% and Total Capital to Risk-Weighted Assets of 11.00%. At June 30, 2012, the Bank is in compliance with these minimum capital requirements.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At June 30, 2012, these lines of credit totaled $24.5 million and the Bank had not borrowed against these lines. In addition, the Company has a $1.5 million revolving line of credit with a correspondent bank. The outstanding balance at June 30, 2012 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of June 30, 2012, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $10.5 million with additional borrowing capacity of approximately $87.5 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first six months of 2012, net cash used by investing activities amounted to $22.9 million, compared to $22.9 million used by investing activities for the same period in 2011. Proceeds from maturities and repayments of securities was $35.2 million for the six month period ended June 30, 2012 compared to $21.1 million provided in the same prior year period. Purchases of securities amounted to $54.8 million used during the first six months of 2012 compared to $63.3 million used during the same period in 2011. There was $3.1 million used for loan originations and payments during the first six months of 2012, compared to $19.8 million in net cash provided by loan originations and payments during the same period in 2011. The cash used by lending activities during this year’s first six month period can be attributed to the activity in the commercial real estate portfolio.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $42.7 million for the first six months of 2012, compared to $23.8 million provided by financing activities for the same period in 2011. The majority of this change was in the net change in deposits. During the first six months of 2012 cash provided was $46.5 million while during the same period in 2011 the cash provided amounted to $9.0 million. The Company’s common and treasury shares public offering during the first quarter of 2011 provided $13.8 million and $0 during 2012.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $91.5 million at June 30, 2012 and $86.4 million at December 31, 2011.

Recent Market and Regulatory Developments

In response to the recent national and international economic recession, and in an effort to stabilize and strengthen the financial markets and banking industries, the United States Congress and governmental agencies have taken a number of significant actions over the past several years, including the passage of legislation and the implementation of a number of programs. The most recent of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is the most comprehensive change to banking laws and the financial regulatory environment since the Great Depression of the 1930s. The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry and mandates change in several key areas, including regulation and compliance, securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection.

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

The Company considers the primary market exposure to be interest rate risk. Simulation analysis is used to monitor the Company’s exposure to changes in interest rates, and the effect of the change to net interest income. The following table shows the effect on net interest income and the net present value of equity in the event of a sudden and sustained increase or decrease in market interest rates:

Changes In Interest Rate	June 30, 2012	December 31, 2011	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	-1.44%	-4.40%	15.00%
+200	-0.67%	-2.58%	10.00%
+100	-0.09%	-1.05%	5.00%
-100	-3.01%	-2.32%	5.00%
Net Present Value
Of Equity Change
+300	3.52%	-1.42%	20.00%
+200	5.76%	2.51%	15.00%
+100	4.35%	2.66%	10.00%
-100	-15.29%	16.81%	10.00%

The simulation provides probable results that could be expected in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using June 30, 2012 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points. This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

3.1	Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on October 3, 2001 (File No. 333-70806).

3.2	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed with the SEC on August 9, 2011).

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (incorporated by reference from Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 filed with the SEC on May 9, 2012).

10.1	Farmers National Banc Corp. 2012 Equity Incentive Plan (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of John S. Gulas, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of John S. Gulas, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 7, 2012

/s/ John S. Gulas
John S. Gulas President and Chief Executive Officer

Dated: August 7, 2012

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer