Form 10-Q
period 2012-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2012-11-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, No Par Value	18,802,269 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	(In Thousands of Dollars)
	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$15,927	$14,161
Federal funds sold and other	63,567	38,261

TOTAL CASH AND CASH EQUIVALENTS	79,494	52,422

Securities available for sale	429,845	400,029
Loans held for sale	4,574	677

Loans	572,903	571,806
Less allowance for loan losses	8,625	9,820

NET LOANS	564,278	561,986

Premises and equipment, net	18,216	16,461
Goodwill	3,709	3,709
Other intangibles	2,425	2,732
Bank owned life insurance	15,404	15,015
Other assets	14,801	14,840

TOTAL ASSETS	$1,132,746	$1,067,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$117,108	$96,117
Interest-bearing	783,030	744,008

TOTAL DEPOSITS	900,138	840,125

Short-term borrowings	96,870	98,088
Long-term borrowings	10,488	11,263
Other liabilities	4,242	3,950

TOTAL LIABILITIES	1,011,738	953,426

Commitments and contingent liabilities

Stockholders’ Equity:
Common Stock - Authorized 25,000,000 shares; issued 18,802,282 in 2012 and 18,757,437 in 2011	104,504	104,261
Retained earnings	7,175	2,133
Accumulated other comprehensive income	9,329	8,051
Treasury stock, at cost; 13 shares in 2012 and 2011	0	0

TOTAL STOCKHOLDERS’ EQUITY	121,008	114,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,132,746	$1,067,871

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,945	$8,303	$23,928	$25,123
Taxable securities	1,901	2,121	6,135	6,038
Tax exempt securities	705	725	2,124	2,193
Dividends	50	48	152	147
Federal funds sold and other interest income	29	21	80	40

TOTAL INTEREST AND DIVIDEND INCOME	10,630	11,218	32,419	33,541

INTEREST EXPENSE
Deposits	1,409	1,660	4,394	5,042
Short-term borrowings	22	75	89	276
Long-term borrowings	98	248	294	748

TOTAL INTEREST EXPENSE	1,529	1,983	4,777	6,066

NET INTEREST INCOME	9,101	9,235	27,642	27,475
Provision for loan losses	325	700	725	3,650

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,776	8,535	26,917	23,825

NONINTEREST INCOME
Service charges on deposit accounts	540	562	1,499	1,535
Bank owned life insurance income, including death benefits	129	143	389	421
Trust fees	1,328	1,354	4,111	4,057
Security gains	473	0	473	0
Impairment of equity securities	0	(11)	0	(11)
Insurance agency commissions	28	28	89	120
Investment commissions	210	215	645	669
Net gains on sale of loans	204	0	407	0
Other operating income	387	405	1,339	1,216

TOTAL NONINTEREST INCOME	3,299	2,696	8,952	8,007

NONINTEREST EXPENSES
Salaries and employee benefits	4,808	4,184	14,476	12,855
Occupancy and equipment	1,083	944	3,134	2,649
State and local taxes	293	233	904	718
Professional fees	490	516	1,353	1,326
Advertising	210	265	668	621
FDIC insurance	166	171	535	763
Intangible amortization	102	112	307	367
Core processing charges	303	338	1,023	962
Other operating expenses	1,373	1,414	3,944	3,822

TOTAL NONINTEREST EXPENSES	8,828	8,177	26,344	24,083

INCOME BEFORE INCOME TAXES	3,247	3,054	9,525	7,749
INCOME TAXES	758	683	2,230	1,571

NET INCOME	$2,489	$2,371	$7,295	$6,178

NET INCOME PER SHARE - basic and diluted	$0.13	$0.13	$0.39	$0.34

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2012	2011	2012	2011
NET INCOME	$2,489	$2,371	$7,295	$6,178
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	695	5,140	2,438	11,003
Reclassification adjustment for (gains) losses realized in income	(473)	11	(473)	11

Net unrealized holding gains (losses)	222	5,151	1,965	11,014

Income tax effect	(77)	(1,803)	(687)	(3,854)

Other comprehensive income (loss), net of tax	145	3,348	1,278	7,160

TOTAL COMPREHENSIVE INCOME	$2,634	$5,719	$8,573	$13,338

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)

	(In Thousands of Dollars)
	Nine Months Ended
	Sept 30,	Sept 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,295	$6,178
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	725	3,650
Depreciation and amortization	1,250	1,210
Net amortization of securities	1,996	1,022
Security gains	(473)	0
Impairment of equity securities	0	11
(Gain) loss on sale of other real estate owned	(56)	132
Increase in bank owned life insurance	(389)	(421)
Origination of loans held for sale	(25,217)	0
Proceeds from loans held for sale	21,727	0
Net gains on sale of loans	(407)	0
Net change in other assets and liabilities	(844)	(1,149)

NET CASH FROM OPERATING ACTIVITIES	5,607	10,633

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	62,216	30,511
Proceeds from sales of securities available for sale	56,463	3,361
Purchases of securities available for sale	(148,054)	(92,397)
Loan originations and payments, net	(4,361)	19,885
Proceeds from sale of other real estate owned	1,814	345
Purchase of bank owned life insurance	0	(3,000)
Proceeds from BOLI death benefit	0	108
Additions to premises and equipment	(2,623)	(1,500)

NET CASH FROM INVESTING ACTIVITIES	(34,545)	(42,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	60,013	45,148
Net change in short-term borrowings	(1,218)	33,450
Repayment of Federal Home Loan Bank borrowings and other debt	(775)	(1,431)
Cash dividends paid	(2,253)	(1,681)
Proceeds from dividend reinvestment	243	380
Net proceeds from issuance of common shares	0	13,772

NET CASH FROM FINANCING ACTIVITIES	56,010	89,638

NET CHANGE IN CASH AND CASH EQUIVALENTS	27,072	57,584
Beginning cash and cash equivalents	52,422	37,305

Ending cash and cash equivalents	$79,494	$94,889

Supplemental cash flow information:
Interest paid	$4,809	$6,127
Income taxes paid	$1,455	$3,065

Supplemental noncash disclosures:
Transfer of loans to other real estate	$1,344	$514

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

Allowance for Loan Losses:

The Company changed its methodology for estimating the valuation allowance for probable incurred loan losses for the three and nine month periods ended September 30, 2012. During the most recent period end, management computed the historical loss percentage based upon the loss history of the past 12 quarters. In previous years, management used a historical loss percentage based on the past 8 quarters. Using a 12 quarter loss history resulted in a larger historical loss ratio than what would have been computed using an 8 quarter history. The primary factor for the change was the lower historical loss percentage applied to homogeneous and pass rated loans due to recent lower levels of net charge-offs. This new 12 quarter history methodology resulted in a $325 thousand and $725 thousand loan loss provision for the three and nine month periods ended September 30, 2012. Under the previous eight quarter method the unallocated portion of the allowance for loan losses would have increased during those same three and nine month periods.

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

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(In Thousands of Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. Treasury and U.S. government sponsored entities	$70,465	$1,830	$(15)	$72,280
State and political subdivisions	78,643	5,357	(9)	83,991
Corporate bonds	1,232	17	0	1,249
Mortgage-backed securities - residential	247,330	6,829	0	254,159
Collateralized mortgage obligations	17,504	209	0	17,713
Small business administration	179	1	0	180
Equity securities	140	138	(5)	273

Totals	$415,493	$14,381	$(29)	$429,845

(In Thousands of Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. Treasury and U.S. government sponsored entities	$53,689	$2,300	$(1)	$55,988
State and political subdivisions	78,288	4,446	(44)	82,690
Corporate bonds	758	11	0	769
Mortgage-backed securities - residential	217,644	5,384	(310)	222,718
Collateralized mortgage obligations	36,806	416	0	37,222
Small business administration	318	1	(4)	315
Equity securities	139	194	(6)	327

Totals	$387,642	$12,752	$(365)	$400,029

Proceeds from the sales of investment securities were $56.5 million during the three and nine month periods ended September 30, 2012. Gross gains of $671 thousand and gross losses of $198 thousand were realized on these sales during 2012. There were no security sales during the three months ended September 30, 2011 and only one security sale during the nine month period ended September 30, 2011. Proceeds from the sale were $3.4 million with no gain or loss recognized.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed, CMO and SBA securities are not due at a single maturity date and are shown separately.

	September 30, 2012
	Amortized	Fair
(In Thousands of Dollars)	Cost	Value
Maturity
Within one year	$15,967	$16,224
One to five years	75,340	78,725
Five to ten years	45,853	48,539
Beyond ten years	13,180	14,032
Mortgage-backed, CMO and SBA securities	265,013	272,052

Total	$415,353	$429,572

The following table summarizes the investment securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by major security type and length of time in a continuous unrealized loss position. Unrealized losses for Mortgage-backed securities – residential and Small business administration securities for the period ended September 30, 2012 and Corporate bonds for the period ended December 31, 2011, rounded to less than $1 thousand.

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$10,712	$(15)	$0	$0	$10,712	$(15)
State and political subdivisions	1,316	(9)	0	0	1,316	(9)
Mortgage-backed securities – residential	9	0	53	0	62	0
Small business administration	0	0	39	0	39	0
Equity securities	0	0	8	(5)	8	(5)

Total	$12,037	$(24)	$100	$(5)	$12,137	$(29)

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$249	$(1)	$0	$0	$249	$(1)
State and political subdivisions	0	0	2,420	(44)	2,420	(44)
Corporate bonds	507	0	0	0	507	0
Mortgage-backed securities – residential	43,426	(203)	9,652	(107)	53,078	(310)
Small business administration	0	0	233	(4)	233	(4)
Equity securities	0	0	7	(6)	7	(6)

Total	$44,182	$(204)	$12,312	$(161)	$56,494	$(365)

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

As of September 30, 2012, the Company’s security portfolio consisted of 403 securities, 19 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of U.S. Treasury and U.S mortgage-backed securities as discussed below.

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

Loans:

Loan balances were as follows:

	September 30,	December 31,
(In Thousands of Dollars)	2012	2011
Commercial real estate
Owner occupied	$92,710	$100,710
Non-owner occupied	84,579	80,585
Other	21,487	17,394
Commercial	83,795	74,875
Residential real estate
1-4 family residential	136,485	145,743
Home equity lines of credit	23,551	21,943
Consumer
Indirect	115,447	115,681
Direct	11,417	11,596
Other	1,491	1,520

Subtotal	570,962	570,047
Net deferred loan costs	1,941	1,759
Allowance for loan losses	(8,625)	(9,820)

Net loans	$564,278	$561,986

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,626	$1,752	$1,607	$1,020	$43	$9,048
Provision for loan losses	(142)	205	33	99	130	325
Loans charged off	(446)	(187)	(49)	(256)	0	(938)
Recoveries	23	9	21	137	0	190

Ending balance	$4,061	$1,779	$1,612	$1,000	$173	$8,625

Nine Months Ended September 30, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,880	$1,529	$1,802	$972	$637	$9,820
Provision for loan losses	(87)	610	414	252	(464)	725
Loans charged off	(814)	(400)	(657)	(703)	0	(2,574)
Recoveries	82	40	53	479	0	654

Ending balance	$4,061	$1,779	$1,612	$1,000	$173	$8,625

Three Months Ended September 30, 2011

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$6,053	$1,886	$1,542	$1,123	$272	$10,876
Provision for loan losses	13	79	263	38	307	700
Loans charged off	(296)	(32)	(190)	(312)	0	(830)
Recoveries	3	2	7	226	0	238

Ending balance	$5,773	$1,935	$1,622	$1,075	$579	$10,984

Nine Months Ended September 30, 2011

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,780	$1,707	$881	$875	$64	$9,307
Provision for loan losses	918	413	1,417	387	515	3,650
Loans charged off	(936)	(221)	(1,086)	(881)	0	(3,124)
Recoveries	11	36	410	694	0	1,151

Ending balance	$5,773	$1,935	$1,622	$1,075	$579	$10,984

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

September 30, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$372	$264	$0	$0	$0	$636
Collectively evaluated for impairment	3,689	1,515	1,612	1,000	173	7,989

Total ending allowance balance	$4,061	$1,779	$1,612	$1,000	$173	$8,625

Loans:
Loans individually evaluated for impairment	$8,708	$2,136	$860	$0	$0	$11,704
Loans collectively evaluated for impairment	189,417	81,659	158,576	131,547	0	561,199

Total ending loans balance	$198,125	$83,795	$159,436	$131,547	$0	$572,903

December 31, 2011
(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$748	$237	$0	$0	$0	$985
Collectively evaluated for impairment	4,132	1,292	1,802	972	637	8,835

Total ending allowance balance	$4,880	$1,529	$1,802	$972	$637	$9,820

Loans:
Loans individually evaluated for impairment	$8,317	$1,341	$697	$0	$0	$10,355
Loans collectively evaluated for impairment	189,724	73,534	166,334	131,859	0	561,451

Total ending loans balance	$198,041	$74,875	$167,031	$131,859	$0	$571,806

The following tables present information related to impaired loans by class of loans as of September 30, 2012 and December 31, 2011:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2012
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,630	$1,901	$0
Non-owner occupied	183	91	0
Commercial	1,119	1,069	0
Residential real estate
1-4 family residential	857	860	0

Subtotal	4,789	3,921	0

With an allowance recorded:
Commercial real estate
Owner occupied	3,948	3,881	214
Non-owner occupied	3,049	2,835	158
Commercial	1,067	1,067	264

Subtotal	8,064	7,783	636

Total	$12,853	$11,704	$636

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2011
With no related allowance recorded:
Commercial real estate
Owner occupied	$884	$762	$0
Non-owner occupied	430	340	0
Other	800	590	0
Commercial	1,122	1,063	0
Residential real estate
1-4 family residential	695	697	0

Subtotal	3,931	3,452	0

With an allowance recorded:
Commercial real estate
Owner occupied	4,653	4,169	309
Non-owner occupied	2,455	2,456	439
Other	0	0	0
Commercial	278	278	237

Subtotal	7,386	6,903	985

Total	$11,317	$10,355	$985

The following table presents the average recorded investment in impaired loans by class for the three and nine month periods ended September 30, 2012 and 2011:

(In Thousands of Dollars)	Average Recorded Investment for Three Months Ended September 30,		Average Recorded Investment for Nine Months Ended September 30,
	2012	2011	2012	2011
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,558	$1,092	$974	$1,130
Non-owner occupied	219	387	458	477
Other	0	765	152	796
Commercial	934	615	960	652
Residential real estate
1-4 family residential	769	609	718	607

Subtotal	3,480	3,468	3,262	3,662

With an allowance recorded:
Commercial real estate
Owner occupied	4,241	2,837	4,391	2,960
Non-owner occupied	2,717	2,904	2,384	2,991
Other	0	0	91	0
Commercial	688	764	495	746

Subtotal	7,646	6,505	7,361	6,697

Total	$11,126	$9,973	$10,623	$10,359

Interest income recognized during impairment for the three and nine month periods was immaterial.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$3,151	$0	$2,640	$0
Non-owner occupied	833	0	2,795	0
Other	0	0	590	0
Commercial	1,602	0	527	0
Residential real estate
1-4 family residential	2,351	355	3,897	121
Home equity lines of credit	284	95	299	0
Consumer
Indirect	0	13	12	114
Direct	0	0	0	13
Other	0	2	0	2

Total	$8,221	$465	$10,760	$250

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2012
Commercial real estate
Owner occupied	$19	$0	$3,151	$3,170	$89,236	$92,406
Non-owner occupied	0	0	833	833	83,469	84,302
Other	0	0	0	0	21,417	21,417
Commercial	50	44	1,602	1,696	82,099	83,795
Residential real estate
1-4 family residential	988	116	2,706	3,810	132,075	135,885
Home equity lines of credit	231	0	379	610	22,941	23,551
Consumer
Indirect	1,246	294	13	1,553	117,087	118,640
Direct	165	28	0	193	11,224	11,417
Other	21	10	2	33	1,457	1,490

Total	$2,720	$492	$8,686	$11,898	$561,005	$572,903

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2011
Commercial real estate
Owner occupied	$111	$0	$2,640	$2,751	$97,630	$100,381
Non-owner occupied	13	0	2,795	2,808	77,515	80,323
Other	0	0	590	590	16,747	17,337
Commercial	26	0	527	553	74,322	74,875
Residential real estate
1-4 family residential	973	361	4,018	5,352	139,736	145,088
Home equity lines of credit	128	0	299	427	21,516	21,943
Consumer
Indirect	1,458	218	126	1,802	116,941	118,743
Direct	120	41	13	174	11,422	11,596
Other	19	3	2	24	1,496	1,520

Total	$2,848	$623	$11,010	$14,481	$557,325	$571,806

Troubled Debt Restructurings:

Total troubled debt restructurings were $6.9 million and $4.3 million at September 30, 2012 and December 31, 2011, respectively. The Company has allocated $297 thousand and $48 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at September 30, 2012 and December 31, 2011.

During the three and nine month periods ended September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; a permanent increase of the recorded investment in the loan due to a protective advance to pay delinquent real estate taxes or advance new monies; or a deferral of principal payments.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 1% and 3.6% on loans with maturity periods ranging from 5 months to 41 months. One loan involved an extension of the maturity date by 5 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ended September 30, 2012:

(In Thousands of Dollars)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial real estate
Owner occupied	3	$1,143	$1,166
Non-owner occupied	3	2,376	2,419
Commercial	1	74	100
Residential real estate
1-4 family residential	4	286	286

Total	11	$3,879	$3,971

The troubled debt restructurings described above decreased the allowance for loan losses by $161 thousand during the nine month period ended September 30, 2012. There were no charge offs as a result of the allowance adjustments.

There was one residential real estate loan modified as troubled debt restructurings for which there was a payment default within the previous twelve months, for the period ended September 30, 2012. The loan was not past due at September 30, 2012. There was no additional provision or any impact to the allowance for losses associated with these loans. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
September 30, 2012
Commercial real estate
Owner occupied	$76,749	$4,352	$11,305	$0	$0	$92,406
Non-owner occupied	73,465	6,102	4,735	0	0	84,302
Other	19,177	1,868	372	0	0	21,417
Commercial	74,342	4,676	4,777	0	0	83,795

Total	$243,733	$16,998	$21,189	$0	$0	$281,920

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
December 31, 2011
Commercial real estate
Owner occupied	$80,770	$6,359	$13,201	$51	$0	$100,381
Non-owner occupied	68,806	2,575	8,942	0	0	80,323
Other	14,491	301	2,545	0	0	17,337
Commercial	65,198	5,963	3,454	260	0	74,875

Total	$229,265	$15,198	$28,142	$311	$0	$272,916

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2012 and December 31, 2011. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

(In Thousands of Dollars)	Residential Real Estate		Consumer
	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2012
Performing	$133,179	$23,172	$118,627	$11,417	$1,488
Nonperforming	2,706	379	13	0	2

Total	$135,885	$23,551	$118,640	$11,417	$1,490

(In Thousands of Dollars)	Residential Real Estate		Consumer
	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2011
Performing	$141,070	$21,644	$118,617	$11,583	$1,518
Nonperforming	4,018	299	126	13	2

Total	$145,088	$21,943	$118,743	$11,596	$1,520

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except Share and Per Share Data)	2012	2011	2012	2011
Basic EPS computation
Numerator – Net income	$2,489	$2,371	$7,295	$6,178
Denominator – Weighted average shares outstanding	18,802,269	18,700,771	18,789,449	18,116,985
Basic earnings per share	$.13	$.13	$.39	$.34

Diluted EPS computation
Numerator – Net income	$2,489	$2,371	$7,295	$6,178
Denominator – Weighted average shares outstanding for basic earnings per share	18,802,269	18,700,771	18,789,449	18,116,985
Effect of Stock Options	0	0	0	0

Weighted averages shares for diluted earnings per share	18,802,269	18,700,771	18,789,449	18,116,985

Diluted earnings per share	$.13	$.13	$.39	$.34

Stock options for 5,000 and 28,500 shares were not considered in the computing of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, respectively, because they were antidilutive.

Stock Based Compensation:

The Company’s Stock Option Plan (the “Plan”), permitted the grant of share options to its directors, officers and employees. Under the terms of the Plan no additional shares can be issued. Option awards were granted with an exercise price equal to the market price of the Company’s common shares at the date of grant, with a vesting period of 5 years and have 10-year contractual terms. At September 30, 2012 there were 5,000 outstanding options of which 4,000 were fully vested and exercisable.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the three and nine month periods ended September 30, 2012 was not material. No related income tax benefit was recorded.

The Company’s 2012 Equity Incentive Plan, as adopted by the Board of Directors and approved by shareholders on April 26, 2012 (“Equity Plan”), authorizes the issuance of up to 500,000 shares in awards of restricted stock, stock units and other share-based awards. At September 30, 2012, no shares were awarded under the Equity Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value:

Investment Securities: The Company used a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Finally, inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort by the Company’s Chief Financial Officer and Controller. For the period ended September 30, 2012 the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2012 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$72,280	$0	$72,280	$0
State and political subdivisions	83,991	0	83,991	0
Corporate bonds	1,249	0	1,249	0
Mortgage-backed securities-residential	254,159	0	254,148	11
Collateralized mortgage obligations	17,713	0	17,713	0
Small business administration	180	0	180	0
Equity securities	273	273	0	0

Total investment securities	$429,845	$273	$429,561	$11

	Fair Value Measurements at
	December 31, 2011 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$55,988	$0	$55,988	$0
State and political subdivisions	82,690	0	82,690	0
Corporate bonds	769	0	769	0
Mortgage-backed securities-residential	222,718	0	222,706	12
Collateralized mortgage obligations	37,222	0	37,222	0
Small business administration	315	0	315	0
Equity securities	327	327	0	0

Total investment securities	$400,029	$327	$399,690	$12

There were no significant transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2012 and 2011.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of Dollars)	2012	2011	2012	2011
Beginning balance	$11	$12	$12	$12
Total unrealized gains or losses:
Included in other comprehensive income or loss	0	0	0	0
Repayments	0	0	(1)	0
Transfer in and/or out of Level 3	0	0	0	0

Ending balance	$11	$12	$11	$12

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In Thousands of Dollars)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$1,957	$0	$0	$1,957
Non-owner occupied	728	0	0	728
Other	0	0	0	0
Commercial	937	0	0	937
Other real estate owned
Commercial real estate	0	0	0	0
1 – 4 family residential	57	0	0	57

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In Thousands of Dollars)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$1,606	$0	$0	$1,606
Non-owner occupied	2,017	0	0	2,017
Other	0	0	0	0
Commercial	41	0	0	41
Other real estate owned
Commercial real estate	270	0	0	270
1 – 4 family residential	76	0	0	76

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3.0 million with a valuation allowance of $340 thousand at September 30, 2012, resulting in an additional provision for loan losses of $246 thousand and $665 thousand for the three and nine month periods ended September 30, 2012. At December 31, 2011, impaired loans had a principal balance of $4.6 million, with a valuation allowance of $936 thousand. The additional provision for loan losses was $745 thousand for the three months ended September 30, 2011 and $1.1 million for the nine months ended September 30, 2011, for loans carried at fair value. Excluded from the fair value of impaired loans, at September 30, 2012 and December 31, 2011, discussed above are $4.4 million and $2.3 million of loans classified as troubled debt restructurings, which are not carried at fair value.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

(In Thousands of Dollars)	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range(Weighted Average)
Impaired loans
Commercial real estate	$2,074	Sales comparison	Adjustment for differences between comparable sales	-44.2% - 70.0% (-9.6%)
	611	Income approach	Adjustment for differences in net operating income	-28.4% - 19.4% (-5.5%)

Commercial	937	Sales comparison	Adjustment for differences between comparable sales	-17.3% - 15.1% (11.4%)

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $57 thousand at September 30, 2012. The Company sold thirteen other real estate owned properties during the nine month period ended September 30, 2012. The Company recorded $73 thousand in write downs on four other real estate owned properties during the nine month period ended September 30, 2012. At December 31, 2011, other real estate owned had a net carrying amount of $346 thousand. During the year ended December 31, 2011 five properties were charged down reflecting updated appraisals which resulted in a write-down of $115 thousand.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at September 30, 2012 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$79,494	$15,927	$63,567	$0	$79,494
Securities available-for-sale	429,845	273	429,561	11	429,845
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	4,574	0	4,660	0	4,660
Loans, net	564,278	0	0	576,637	576,637
Accrued interest receivable	3,886	0	1,296	2,590	3,886
Financial liabilities
Deposits	900,138	659,599	241,910	0	901,509
Short-term borrowings	96,870	0	96,870	0	96,870
Long-term borrowings	10,488	0	11,859	0	11,859
Accrued interest payable	553	7	546	0	553

.

(In Thousands of Dollars)	Carrying Amount	Fair Value
December 31, 2011
Financial assets
Cash and cash equivalents	$52,422	$52,422
Securities available-for-sale	400,029	400,029
Restricted stock	4,224	n/a
Loans held for sale	677	677
Loans, net	561,986	574,391
Accrued interest receivable	3,794	3,794

Financial liabilities
Deposits	840,125	846,412
Short-term borrowings	98,088	98,088
Long-term borrowings	11,263	12,719
Accrued interest payable	585	585

The methods and assumptions used to estimate fair value, not previously described, are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. The Company has determined that cash on hand and non-interest bearing due from bank accounts are Level 1 whereas interest bearing federal funds sold and other are Level 2.

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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
September 30, 2012
Assets
Cash and cash equivalents	$1,598	$77,994	$(98)	$79,494
Securities available for sale	3,816	425,862	167	429,845
Loans held for sale	0	4,574	0	4,574
Net loans	0	564,278	0	564,278
Premises and equipment, net	104	18,112	0	18,216
Goodwill and other intangibles	6,134	0	0	6,134
Other assets	496	29,321	388	30,205

Total Assets	$12,148	$1,120,141	$457	$1,132,746

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$591	$1,015,325	$(4,178)	$1,011,738
Stockholders’ equity	11,557	104,816	4,635	121,008

Total Liabilities and Stockholders’ Equity	$12,148	$1,120,141	$457	$1,132,746

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2011
Assets
Cash and cash equivalents	$2,208	$50,327	$(113)	$52,422
Securities available for sale	2,388	397,513	128	400,029
Loans held for sale	0	677	0	677
Net loans	0	561,986	0	561,986
Premises and equipment, net	101	16,360	0	16,461
Goodwill and other intangibles	6,441	0	0	6,441
Other assets	463	28,904	488	29,855

Total Assets	$11,601	$1,055,767	$503	$1,067,871

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$345	$957,780	$(4,699)	$953,426
Stockholders’ equity	11,256	97,987	5,202	114,445

Total Liabilities and Stockholders’ Equity	$11,601	$1,055,767	$503	$1,067,871

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Three Months Ended September 30, 2012
Net interest income	$13	$9,091	$(3)	$9,101
Provision for loan losses	0	325	0	325
Service fees, security gains and other noninterest income	1,347	2,025	(73)	3,299
Noninterest expense	1,215	7,427	186	8,828

Income before taxes	145	3,364	(262)	3,247
Income taxes	51	797	(90)	758

Net Income	$94	$2,567	$(172)	$2,489

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Nine Months Ended September 30, 2012
Net interest income	$35	$27,624	$(17)	$27,642
Provision for loan losses	0	725	0	725
Service fees, security gains and other noninterest income	4,166	4,996	(210)	8,952
Noninterest expense	3,742	22,063	539	26,344

Income before taxes	459	9,832	(766)	9,525
Income taxes	161	2,330	(261)	2,230

Net Income	$298	$7,502	$(505)	$7,295

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Three Months Ended September 30, 2011
Net interest income	$10	$9,237	$(12)	$9,235
Provision for loan losses	0	700	0	700
Service fees, security gains and other noninterest income	1,379	1,379	(62)	2,696
Noninterest expense	1,175	6,809	193	8,177

Income before taxes	214	3,107	(267)	3,054
Income taxes	74	700	(91)	683

Net Income	$140	$2,407	$(176)	$2,371

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Nine Months Ended September 30, 2011
Net interest income	$32	$27,480	$(37)	$27,475
Provision for loan losses	0	3,650	0	3,650
Service fees, security gains and other noninterest income	4,106	4,040	(139)	8,007
Noninterest expense	3,524	20,064	495	24,083

Income before taxes	614	7,806	(671)	7,749
Income taxes	211	1,588	(228)	1,571

Net Income	$403	$6,218	$(443)	$6,178

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Net income for the three months ended September 30, 2012 was $2.5 million, compared to $2.4 million for the same three month period in 2011. On a per share basis, net income for the third quarter ended September 30, 2012 was $0.13 per diluted share, compared to $0.13 for the third quarter ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $7.3 million, compared to $6.2 million for the same nine month period in 2011. On a per share basis, net income for the nine months ended September 30, 2012 was $0.39, an increase of 14.7% compared to the same nine month period in 2011. The tangible common equity ratio increased to 10.20% at September 30, 2012, compared to 9.94% at September 30, 2011, mainly as a result of retained net income. Farmers’ total assets reported at September 30, 2012 were $1.13 billion, representing a 6.1% increase compared to $1.07 billion in total assets recorded at December 31, 2011.

Net income increased to $2.5 million for the three months ended September 30, 2012, which represents a 5% increase over the $2.4 million reported for the same period in 2011. Noninterest income increased 22.4% during the same three month period compared to prior year, which is consistent with the strategy to diversify revenue. Asset quality continues to improve, evidenced by the reduction in the provision for loan losses from $700 thousand for the three month period ended September 30, 2011 to $325 thousand for the three months ended September 30, 2012. Non-performing loans declined from $10.9 million at September 30, 2011 to $8.7 million at September 30, 2012.

Net loans increased $2.3 million in comparing the September 30, 2012 balance to the December 31, 2011. Most of the loan growth in the nine month period has occurred in the commercial and industrial loan portfolio. Net loans were reported at $564.3 million at September 30, 2012, which compares to $562.0 million at December 31, 2011. Deposits increased $60.0 million from $840.1 million at December 31, 2011 to $900.1 million at September 30, 2012, as customers continue to seek the safety and security of FDIC insured deposit accounts. The Company’s deposits are also being affected positively by the recent development of the Marcellus and Utica shale activity within the local region. At September 30, 2012, the Company had deposits totaling approximately $50.3 million that customers have received from energy exploration companies from the leasing or sale of mineral rights.

Stockholders’ equity totaled $121.0 million, or 10.7% of total assets, at September 30, 2012, an increase of $6.6 million, or 5.7%, compared to $114.4 million at December 31, 2011. The increase is mainly the result of net income, offset by cash dividends paid to shareholders during the period. Shareholders received a total of $0.15 per share in cash dividends paid in the past four quarters, including a special $0.03 cash dividend on February 28, 2012. Book value per share increased 5.6% from $6.10 per share at December 31, 2011 to $6.44 per share at September 30, 2012. Farmers’ tangible book value per share also increased 6.1% from $5.76 per share at December 31, 2011 to $6.11 per share at September 30, 2012.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three and nine months ended September 30, 2012 and 2011:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In Thousands, except Per Share Data)	2012	2011	2012	2011
Total Assets	$1,132,746	$1,086,405	$1,132,746	$1,086,405
Net Income	$2,489	$2,371	$7,295	$6,178
Basic and Diluted Earnings Per Share	$.13	$.13	$.39	$.34
Return on Average Assets (Annualized)	.88%	.90%	.88%	.81%
Return on Average Equity (Annualized)	8.22%	8.56%	8.28%	8.01%
Efficiency Ratio (tax equivalent basis)	70.07%	64.64%	69.01%	63.89%
Equity to Asset Ratio	10.68%	10.48%	10.68%	10.48%
Tangible Common Equity Ratio *	10.20%	9.94%	10.20%	9.94%
Dividends to Net Income	22.66%	23.66%	30.90%	27.21%
Net Loans to Assets	49.82%	51.27%	49.82%	51.27%
Loans to Deposits	63.65%	70.45%	63.65%	70.45%

*

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S.GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S.GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S.GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of September 30, 2012 and 2011, reconciliations of tangible common equity to U.S.GAAP total common stockholders’ equity and tangible assets to U.S.GAAP total assets are set forth below:

(In Thousands of Dollars)	September 30, 2012	September 30, 2011
Reconciliation of Common Stockholders’ Equity to Tangible Common Equity
Stockholders’ Equity	$121,008	$113,858
Less Goodwill and other intangibles	6,134	6,553

Tangible Common Equity	$114,874	$107,305

(In Thousands of Dollars)	September 30, 2012	September 30, 2011
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,132,746	$1,086,405
Less Goodwill and other intangibles	6,134	6,553

Tangible Assets	$1,126,612	$1,079,852

Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$566,382	$8,067	5.67%	$557,084	$8,386	5.97%
Taxable securities (4)	333,909	1,901	2.26	279,609	2,121	3.01
Tax-exempt securities (4) (6)	73,452	1,074	5.82	75,396	1,103	5.80
Equity securities (2) (6)	4,363	50	4.56	4,373	48	4.35
Federal funds sold and other	61,084	29	0.19	53,066	21	0.16

Total earning assets	1,039,190	11,121	4.26	969,528	11,679	4.78

NONEARNING ASSETS

Cash and due from banks	22,185			16,755
Premises and equipment	18,044			14,709
Allowance for loan losses	(8,945)			(10,987)
Unrealized gains (losses) on securities	14,680			11,105
Other assets (3)	45,081			42,582

Total assets	$1,130,235			$1,043,692

INTEREST-BEARING LIABILITIES

Time deposits	$242,025	$1,171	1.92%	$250,505	$1,266	2.01%
Savings deposits	422,899	229	0.22	343,981	377	0.43
Demand deposits	117,045	9	0.03	108,528	17	0.06
Short term borrowings	95,681	22	0.09	116,501	75	0.26
Long term borrowings	10,532	98	3.70	23,412	248	4.20

Total interest-bearing liabilities	888,182	1,529	0.68	842,927	1,983	0.93

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	117,096			87,380
Other liabilities	4,497			3,496
Stockholders’ equity	120,460			109,889

Total liabilities and stockholders’ equity	$1,130,235			$1,043,692

Net interest income and interest rate spread		$9,592	3.58%		$9,696	3.85%

Net interest margin			3.67%			3.97%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $562 thousand and $440 thousand for 2012 and 2011 respectively and is reduced by amortization of $483 thousand and $455 thousand for 2012 and 2011 respectively.
(6)	For 2012, adjustments of $122 thousand and $369 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2011, adjustments of $83 thousand and $378 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$563,642	$24,195	5.73%	$564,066	$25,384	6.02%
Taxable securities (4)	325,958	6,135	2.51	256,755	6,038	3.14
Tax-exempt securities (4) (6)	73,612	3,232	5.86	76,166	3,338	5.86
Equity securities (2) (6)	4,363	152	4.65	4,282	147	4.59
Federal funds sold and other	54,293	80	0.20	46,257	40	0.12

Total earning assets	1,021,868	33,794	4.42	947,526	34,947	4.93

NONEARNING ASSETS

Cash and due from banks	21,376			20,578
Premises and equipment	17,417			14,133
Allowance for loan losses	(9,289)			(10,375)
Unrealized gains (losses) on securities	13,663			6,958
Other assets (3)	44,891			42,621

Total assets	$1,109,926			$1,021,441

INTEREST-BEARING LIABILITIES

Time deposits	$249,596	$3,583	1.92%	$250,708	$3,854	2.06%
Savings deposits	408,918	779	0.25	333,478	1,134	0.45
Demand deposits	115,143	32	0.04	109,815	54	0.07
Short term borrowings	94,720	89	0.13	113,243	276	0.33
Long term borrowings	10,609	294	3.70	23,681	748	4.22

Total interest-bearing liabilities	878,986	4,777	0.73	830,925	6,066	0.98

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	109,411			83,967
Other liabilities	3,827			3,403
Stockholders’ equity	117,702			103,146

Total liabilities and stockholders’ equity	$1,109,926			$1,021,441

Net interest income and interest rate spread		$29,017	3.69%		$28,881	3.95%

Net interest margin			3.80%			4.08%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $1.7 million and $1.3 million for 2012 and 2011 respectively and is reduced by amortization of $1.4 million and $1.3 million for 2012 and 2011 respectively.
(6)	For 2012, adjustments of $267 thousand and $1.1 million respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2011, adjustments of $261 thousand and $1.1 million respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net interest income. Net interest income was $9.1 million for the third quarter of 2012, which compared to $9.2 million in the third quarter of 2011. The net interest margin to average earning assets on a fully taxable equivalent basis decreased 30 basis points to 3.67% for the three months ended September 30, 2012, compared to 3.97% for the same period in the prior year. The decrease in net interest margin is largely a result of the change in the mix of interest earning assets and a decrease in earning asset yields. Loans, which yield more than securities, comprised a smaller level of interest-earning assets in the current year. At September 30, 2012, loans were 54% of average earning assets, compared to 57% at September 30, 2011. In comparing the quarters ended September 30, 2012 and 2011, yields on earning assets decreased 52 basis points, while the cost of interest bearing liabilities decreased 25 basis points.

On a year-to-date basis, net interest income improved to $27.6 million for the nine month period ended September 30 2012, compared to $27.5 million in the same period in 2011. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 3.80% for the nine months ended September 30, 2012, compared to 4.08% for the same period in the prior year.

Noninterest Income. Noninterest income was $3.3 million for the third quarter of 2012, increasing 22.4% from $2.7 million compared to the same quarter of 2011. Income from the sale of residential real estate loans increased from none in the third quarter of 2011 to $204 thousand in the third quarter of 2012 as the Company continues to develop its secondary mortgage operations. Security gains also were $473 thousand in the third quarter of 2012 compared to none in the same quarter of 2011 as the Company sold mortgage-backed securities and reinvested the proceeds into similar mortgage-backed securities with slightly longer durations to improve asset yields.

Noninterest income for the nine months ended September 30 2012 was $9.0 million, compared to $8.0 million for the same period in 2011. The increase in noninterest income is primarily due to income from the sale of loans, increasing from none for the nine months ended September 30, 2011 to $407 thousand for the same nine month period in 2012. Security gains were also $473 thousand higher in 2012.

Noninterest Expense. Noninterest expense totaled $8.8 million for the third quarter of 2012, which is $651 thousand more than the $8.2 million in the same quarter in 2011. Most of this increase is a result of a $624 thousand or 14.9% increase in salaries and employee benefits, due to a higher number of employees in the current quarter. The higher employee count is attributed primarily to our Secondary Mortgage project expansion. Additionally, employee health insurance costs increased $178 thousand as a result of a higher level of claims. Occupancy and equipment expense also increased $139 thousand as a result of depreciation expense and small equipment costs related to new facilities.

Noninterest expenses for the nine months ended September 30, 2012 was $26.3 million, compared to $24.1 million for the same period in 2011, representing an increase of $2.3 million, or 9.4%. The increase is mainly the result of the previously mentioned increase in salaries and employee benefits, resulting from a higher number of employees in the current year and a $509 thousand or 44% increase in health insurance costs, and a $485 thousand increase in occupancy and equipment expense related to new facilities.

Farmers’ tax equivalent efficiency ratio for the three month period ended September 30, 2012 was 70.1% compared to 64.6% for the same period in 2011. The change in the efficiency ratio was the result of the $651 thousand increase in noninterest expenses as explained in the previous paragraph.

The Company’s tax equivalent efficiency ratio for the nine month period ended September 30, 2012 was 69.0%, compared to 63.9% for the prior year’s same nine month period. The change in the efficiency ratio was the result of a $2.3 million increase in noninterest expense, partially offset by the $1.1 million increase in net interest income and noninterest income.

Income Taxes. Income tax expense totaled $758 thousand for the quarter ended September 30, 2012 and $683 thousand for the quarter ended September 30, 2011. The increase in the current quarter tax expense can be mainly attributed to the $193 thousand increase in income before taxes. The effective tax rate for the three month period ended September 30, 2012 was 23.3%, compared to 22.4% for the same period in 2011. The effective tax rate increase over the same period in 2011 was primarily due to the reduction in the amount of tax exempt municipal securities income as a percentage of total income for the period.

Income tax expense was $2.2 million for the first nine months of 2012 and $1.6 million for the first nine months of 2011. The effective tax rate for the nine month period of 2012 was 23.4%, compared to 20.3% for the same period in 2011. The effective tax rate increase over the same period in 2011 was due to the reduction of tax exempt municipal securities income as mentioned in the quarter discussion from above.

Other Comprehensive Income. For the quarter ended September 30, 2012, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $145 thousand, compared to an unrealized gain of $3.3 million for the same period in 2011. For the first nine months of 2012, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $1.3 million, compared to an unrealized gain of $7.2 million for the same period in 2011. Management believes the smaller increase in fair value for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011 is the result of the interest rate environment stabilizing in the debt securities market.

Financial Condition

Cash and cash equivalents. Cash and cash equivalents increased $27.1 million during the first nine months of 2012. The increase is largely due to the scarcity of viable investment options that produce a reasonable yield for the risk and management’s effort to maintain a larger balance at the Federal Reserve Bank for future liquidity needs. The Company expects these deposit levels to remain steady over the next few months.

Securities. Securities available-for-sale increased by $29.8 million since December 31, 2011. Securities were purchased in an effort to increase returns on some of the cash available from the additional core deposit account balances and repurchase agreements sold during the period.

Loans. Gross loans increased $1.1 million since December 31, 2011. Most of the loan growth occurred in the commercial and industrial loan portfolio. The increase in loans is related to the subtle economic growth being experienced in the Mahoning Valley. The demand experience for the Bank’s business and consumer credit is consistent with the experience of other banks in the Federal Reserve’s Fourth District and banks nationally per the Federal Reserve Beige Book. The increase in loan balances was not enough to overcome the low interest rate environment that caused a lower level of loan income for the current quarter compared to the same quarter in 2011. On a fully tax equivalent basis, loans contributed 71.6% of total interest income for the nine months ended September 30, 2012 and 72.6% for the same period in 2011.

Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below.

Asset Quality History

(In Thousands of Dollars)

	9/30/12	6/30/12	3/31/12	12/31/11	9/30/11
Nonperforming loans	$8,662	$9,900	$11,030	$10,984	$10,884
Nonperforming loans as a % of total loans	1.51%	1.73%	1.91%	1.92%	1.92%
Loans delinquent 30-89 days	$3,173	$2,778	$2,890	$3,431	$3,386
Loans delinquent 30-89 days as a % of total loans	0.55%	0.49%	0.50%	0.60%	0.60%

Allowance for loan losses	$8,625	$9,048	$9,446	$9,820	$10,984

Allowance for loan losses as a % of loans	1.51%	1.58%	1.64%	1.72%	1.93%
Allowance for loan losses as a % of nonperforming loans	99.57%	91.39%	85.64%	89.40%	100.92%
Annualized net charge-offs to average net loans outstanding	0.54%	0.57%	0.27%	0.84%	0.43%

Non-performing assets	$8,833	$10,312	$11,574	$11,569	$11,453
Non-performing assets as a % of total assets	0.78%	0.92%	1.05%	1.08%	1.05%

Net charge-offs for the quarter	$748	$798	$374	$1,165	$591

For the three months ended September 30, 2012, management recorded a $325 thousand provision to the allowance for loan losses, compared to providing $700 thousand over the same three month period in the prior year. Non-performing loans equaled 1.51% of total loans at September 30, 2012, lower than the 1.92% reported at the same time in 2011. Loans 30–89 days delinquent decreased $258 thousand to $3.2 million during the first nine months of 2012. Non-performing loans totaled $8.7 million at September 30, 2012, a decrease of $2.3 million or 21.1% compared to the December 31, 2011 balance. On September 30, 2012, the ratio of the allowance for loan losses (ALLL) to non-performing loans was 99.6%, compared to 89.4% at December 31, 2011. At September 30, 2012, the ALLL/total loan ratio was 1.51%, compared to 1.72% at December 31, 2011. For the three months ended September 30, 2012, management recorded a $325 thousand provision to the allowance for loan losses, compared to a $400 thousand provision in the preceding quarter and a $700 thousand provision in the same three month period in the prior year. Net charge-offs were $748 thousand for the quarter ended September 30, 2012 representing a $50 thousand decrease compared to the preceding quarter, but $157 thousand higher than the same quarter in the prior year. Most of the charge-offs in the current quarter were related to the commercial real estate and commercial and industrial loan portfolios. In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters. In periods previous to the first quarter of 2012, management used a historical loss percentage based on the past 8 quarters. The Company believes that using a loss history of the previous 12 quarters will help mitigate quarterly volatility in the loan portfolio.

For the nine months ended September 30, 2012, management provided $725 thousand to the allowance for loan losses, a decrease of $2.9 million, or 80.1%, over the same nine month period in the prior year. This decrease is primarily due to a lower historical loss ratio, compared to the year ago period, and to lower levels of specific allocations on impaired loans. Net charge-offs for the first nine months of 2012 exceeded the provision for loan losses by $1.2 million, however the Company has experienced improvement in certain measures of asset quality that led to the reduction in its reserve for loan losses. The recorded investment balance of impaired loans at September 30, 2012 was $11.7 million with an allocated allowance for loan losses of $636 thousand compared to $10.4 million and $985 thousand at December 31, 2011, respectively. In addition, credit quality factors have improved as the Company has lower levels of 30–89 day delinquent loans, nonperforming loans and substandard classified loans compared to December 31, 2011 and September 30, 2011. Substandard and doubtful loans have declined from $20.2 million at December 31, 2011 to $13.4 million at September 30, 2012. The allocated portion of the allowance for loan losses at September 30, 2012 was $1.5 million down from $2.0 million at December 31, 2011. Net charge-offs declined from $2.0 million for the first nine months of 2011 to $1.9 million for the current nine month period.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at September 30, 2012 to be adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased $60.0 million, or 7.1%, since December 31, 2011. Balances in the Company’s non-interest bearing deposits increased $21.0 million, or 21.8%, between December 31, 2011 and September 30, 2012. Money market accounts also increased $34.5 million between year-end 2011 and September 30, 2012. Savings and other interest bearing demand deposits increased $19.2 million between December 31, 2011 and September 30, 2012. The Company’s deposits are also being affected positively by the recent development of the Marcellus and Utica shale activity within the local region. At September 30, 2012 the Company had deposits totaling approximately $50.3 million that customers have received from energy exploration companies from the leasing or sale of mineral rights. The Company’s focus continues to be on core deposit growth and the Company will price deposit rates to remain competitive within the market and to retain customers. At September 30, 2012, core deposits — savings and money market accounts, time deposits less than $100,000 and demand deposits — represented approximately 90.4% of total deposits.

Borrowings. Total borrowings decreased $2.0 million, or 1.8%, since December 31, 2011. The decrease in borrowings is the result of an $468 thousand and $727 thousand decrease in securities sold under repurchase agreements and federal home loan bank advances, respectively. The decrease in repurchase agreements is due to public funds deposits moving to money market deposit accounts in an effort to maximize interest rate return. The reduction of federal home loan bank advances is the result of scheduled advance pay down.

Capital Resources. Total stockholders’ equity increased from $114.4 million at December 31, 2011 to $121.0 million at September 30, 2012. The increase is the result of net income and fair value adjustments in the Company’s investment securities and partially offset by cash dividends paid to shareholders during the past nine months. Shareholders received a $0.12 per share cash dividend during the first nine months of 2012 which included a one-time special $0.03 dividend. Book value per share increased 5.6% from $6.10 per share at December 31, 2011 to $6.44 per share at September 30, 2012. This increase is mainly the result of net income from the nine month period ended September 30, 2012.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of September 30, 2012 the Company’s total risk-based capital ratio stood at 17.68%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.42% and 9.51%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2012.

Due to the continuing growth in the Bank’s business and the higher levels of its allowance for loan losses associated with current economic conditions, senior management and the Board have determined that higher levels of capital are appropriate. The Office of the Comptroller of the Currency (the “OCC”) concurred in the Board’s view that additional capital would be beneficial in supporting its continued growth and operations. As a result, effective February 2, 2010, the OCC proposed and the Bank accepted the following individual minimum capital requirements for the Bank: Tier I Capital to Adjusted Total Assets of 7.20% and Total Capital to Risk-Weighted Assets of 11.00%. At September 30, 2012, the Bank is in compliance with these minimum capital requirements.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At September 30, 2012, these lines of credit totaled $24.5 million and the Bank had not borrowed against these lines. In addition, the Company has a $1.5 million revolving line of credit with a correspondent bank. The outstanding balance at September 30, 2012 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of

September 30, 2012, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $10.4 million with additional borrowing capacity of approximately $86.4 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first nine months of 2012, net cash used by investing activities amounted to $34.5 million, compared to $42.7 million used by investing activities for the same period in 2011. Proceeds from maturities and repayments of securities was $62.2 million for the nine month period ended September 30, 2012 compared to $30.5 million provided in the same prior year period. Proceeds from the sales of securities available for sale increased from $3.4 million for the nine month period ended September 30, 2011 to $56.5 million during the same period in the current year. Purchases of securities amounted to $148.1 million used during the first nine months of 2012 compared to $92.4 million used during the same period in 2011. This increased activity in the current nine month period was driven by management’s decision to sell mortgage-backed securities and reinvest the proceeds into similar mortgage-backed securities with slightly longer durations to improve asset yields. There was $4.4 million used for loan originations and payments during the first nine months of 2012, compared to $19.9 million in net cash provided by loan originations and payments during the same period in 2011. The cash used by lending activities during this year’s first nine month period can be attributed to the activity in the commercial real estate and the commercial and industrial loan portfolios.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $56.0 million for the first nine months of 2012, compared to $89.6 million provided by financing activities for the same period in 2011. The majority of this change was in the net change in deposits and net change in short term borrowings. During the first nine months of 2012 cash provided by deposits was $60.0 million while during the same period in 2011 the cash provided amounted to $45.1 million. Net short term borrowings used $1.2 million in the nine month period ended September 30, 2012 compared to $33.5 million being provided in the same period in 2011. The Company’s common and treasury shares public offering during the first quarter of 2011 provided $13.8 million and $0 during 2012.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $100.3 million at September 30, 2012 and $86.4 million at December 31, 2011.

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

Changes In Interest Rate	September 30, 2012	December 31, 2011	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	0.52%	-4.40%	15.00%
+200	1.07%	-2.58%	10.00%
+100	1.03%	-1.05%	5.00%
-100	-3.01%	-2.32%	5.00%
Net Present Value Of Equity Change
+300	8.06%	-1.42%	20.00%
+200	8.99%	2.51%	15.00%
+100	5.97%	2.66%	10.00%
-100	-17.22%	16.81%	10.00%

The simulation provides probable results that could be expected in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using September 30, 2012 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points. This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets; (ii) the Unaudited Consolidated Statements of Income (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

Dated: November 7, 2012

/s/ John S. Gulas
John S. Gulas
President and Chief Executive Officer

Dated: November 7, 2012

/s/ Carl D. Culp
Carl D. Culp
Executive Vice President and Treasurer