Form 10-K
period 2012-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2013-03-13
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the estimated aggregate market value of the ’registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $117.1 million based upon the last sales price as of June 30, 2012 reported on NASDAQ. (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

As of March 8, 2013, the registrant had outstanding 18,795,048 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders	III

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

Item 1. Business.

General

Farmers National Banc Corp.

Farmers National Banc Corp. (the “Company,” “Farmers,” “we,” “our” or “us”), is a one-bank holding company organized in 1983 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company operates principally through its wholly-owned subsidiaries, The Farmers National Bank of Canfield (the “Bank” or “Farmers Bank”) and Farmers Trust Company (“Trust” or “Farmers Trust”). Farmers National Insurance, LLC (“Insurance” or “Farmers Insurance”) is a wholly-owned subsidiary of the Bank. The Company and its subsidiaries operate in the domestic banking, trust, insurance and financial management industries.

The Company’s principal business consists of owning and supervising its subsidiaries. Although Farmers’ directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. Farmers and its subsidiaries had 335 full-time equivalent employees at December 31, 2012.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341. Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.” Farmers’ business activities are managed and financial performance is primarily aggregated and reported in two lines of business, the bank segment and the trust segment. For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2012, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

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

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2012, is discussed in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

Farmers Trust Company

During 2009, the Company acquired 100% of the capital stock of Butler Wick Trust Company, a wholly-owned subsidiary of Butler Wick Corporation for approximately $12.1 million and renamed the entity Farmers Trust Company. Farmers Trust offers a full complement of personal and corporate trust services in the areas of estate settlement, trust administration and employee benefit plans. Farmers Trust operates two offices located in Boardman and Warren, Ohio.

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

Dodd-Frank Act

Federal regulators continue to implement many provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Many provisions of the Dodd-Frank Act still have not been implemented and will require interpretation and rule making by federal regulators, including banking regulators and the Securities and Exchange Commission. In addition, the Consumer Financial Protection Bureau has only recently begun to implement its authority, and there is significant uncertainty as to how its regulations and other authority will affect the Company’s business. Farmers continues to closely monitor all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that have and may continue to affect Farmers and Farmers Bank:

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

•

the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and non-interest-bearing transaction accounts had unlimited deposit insurance through January 1, 2013;

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

Bank Holding Company Regulation

As a bank holding company, Farmers’ activities are subject to extensive regulation by the Federal Reserve Board under the BHCA. Generally, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be closely related to banking as to be a proper incident thereto. Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to each subsidiary bank and to commit resources to support those subsidiary banks. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the holding company’s shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice. The Dodd-Frank Act codified this policy as a statutory requirement.

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

Capital Adequacy

Both Farmers and Farmers Bank are subject to risk-based capital requirements imposed by their respective primary federal banking regulator. These capital guidelines are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. The guidelines provide a systematic analytical framework for evaluating capital levels and make regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Under the guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of the minimum total risk-based capital ratio (4.0%) must be composed of “Tier 1” capital, which consists of: (i) common shareholders’ equity; (ii) minority interests in certain equity accounts of consolidated subsidiaries; and (iii) a limited amount of qualifying preferred stock and qualified trust preferred securities (although the Tier 1 capital treatment of trust preferred securities will be phased out under the Dodd-Frank Act in certain circumstances), less goodwill and certain other intangible assets, including unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value. The remainder of total risk-based capital (“Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.

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

The implementation of the Basel III capital framework was scheduled to commence on January 1, 2013, but has since been delayed. Banking institutions will be required to maintain 3.5% CET1 to risk weighted assets, 4.5% Tier 1 capital to risk weighted assets and 8.0% total capital to risk-weighted assets.

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

The Dodd-Frank Act also provides shareholders the opportunity to cast a non-binding vote on executive compensation practices, imposes new executive compensation disclosure requirements, and contains additional considerations of the independence of compensation advisors beginning in 2013.

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

Beginning in the latter half of 2007 through 2009, the U.S. economy was in recession and business activity across a wide range of industries and regions in the U. S. was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. It is also possible that recent improvements may be reversed if current economic turmoil in Europe becomes global or the United States Congress fails to resolve certain critical fiscal policies it is now facing, including the automatic budget cuts contemplated in the sequester arrangement and raising the federal government’s debt ceiling in time to avoid a default. In addition, many local governments and many businesses are still in serious difficulty due to depressed consumer spending and continued decreased liquidity in the credit markets.

Market conditions have also led to poor financial performance resulting in the failure and merger of a number of financial institutions. These failures, as well as possible future failures, have had a significant negative impact on the capitalization levels and of the Deposit Insurance Fund, which has led to a significant increase in deposit insurance premiums paid by financial institutions.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply, governmental fiscal policies, and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If during a period of reduced real estate values we are required to liquidate the collateral securing loans to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. Moreover, the Financial Accounting Standards Board may change its requirements for establishing the loan loss allowance. The substantial majority of our loans are to individuals and businesses in the Mahoning Valley and Stark County (the “Valley”). Consequently, further significant declines in the economy in the Valley could have a material adverse effect on our business, financial condition or results of operations. It is uncertain when the negative credit trends in our market will reverse, and, therefore, future earnings are susceptible to further declining credit conditions in the market in which we operate.

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

As of December 31, 2012, approximately 60.8% of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers. General difficulties in our real estate markets have recently contributed to increases in our non-performing loans, charge-offs, and decreases in our income.

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

As of December 31, 2012, approximately 16.6% of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

Our allowance for loan loss may not be adequate to cover actual future losses.

We maintain an allowance for loan losses to cover current, probable incurred loan losses. Every loan we make carries a certain risk of non-repayment, and we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which will require additions to the allowance. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our business, financial condition or results of operations.

We are subject to certain risks with respect to liquidity.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits – savings and money market accounts, time deposits less than $100 thousand and demand deposits—comprised approximately 90.6% of total deposits at December 31, 2012. Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $281 million at December 31, 2012. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Federal banking agencies have proposed extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. The final form of such regulations and their impact on the Company is unknown at this time but may require us to raise additional capital. In addition, we may elect to raise capital to support our business or to finance acquisitions, if any, or for other anticipated reasons. Our ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, including the satisfaction or release of preemptive rights in the event of a common share offering, many of which are outside our control. Therefore, there can be no assurance additional capital can be raised when needed or that capital can be raised on acceptable terms. The inability to raise capital may have a material adverse effect on our business, financial condition or results of operations.

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

The expiration of unlimited FDIC insurance coverage of non-interest bearing transaction accounts effective December 31, 2012, may have an adverse effect on our liquidity and cost of funds.

The Dodd-Frank Act provided for unlimited FDIC insurance coverage of non-interest bearing transaction accounts through December 31, 2012. The end of such insurance [may cause us] to lose certain large deposits or [may result] in our needing to pledge additional securities to secure public funds deposits, which could have a material adverse effect on our liquidity. In order to ensure adequate liquidity, we may need to raise rates we pay on deposits, resulting in a decrease in profitability.

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

In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market consider winding down Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

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

Changes in tax laws could adversely affect our performance.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

Changes to the healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

We offer healthcare coverage to our eligible employees with part of the cost subsidized by the Company. With recent changes to the healthcare laws in the United States becoming effective in 2014, more of our employees may choose to participate in our health insurance plans, which could increase our costs for such coverage and material adversely impact our costs of operations.

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

Farmers National Bank Property

The Bank’s main office is located at 20 and 30 S. Broad Street, Canfield, Ohio. The other locations of Farmers Bank are:

Office Building	40 & 46 S. Broad St., Canfield, Ohio

Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio

Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio

Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio

Colonial Plaza Office	401 E. Main St. Canfield, Ohio

Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio

Salem Office	1858 E. State Street, Salem, Ohio

Columbiana Office	340 State Rt. 14, Columbiana, Ohio

Leetonia Office	16 Walnut St., Leetonia, Ohio

Damascus Office	29053 State Rt. 62 Damascus, Ohio

Poland Office	106 McKinley Way West, Poland, Ohio

Niles Office	1 South Main Street, Niles, Ohio

Niles Drive Up	170 East State Street, Niles, Ohio

Girard Office	121 North State Street, Girard, Ohio

Eastwood Office	5845 Youngstown-Warren Rd, Niles, Ohio

Warren Office	2910 Youngstown-Warren Rd, Warren, Ohio

Mineral Ridge Office	3826 South Main Street, Mineral Ridge, Ohio

Niles Operation Center	51 South Main Street, Niles, Ohio

Canton Office	4518 Fulton Dr., Canton, Ohio

McClurg Road Office	42 McClurg Rd., Boardman, Ohio

Howland Office	1625 Niles-Cortland Rd., Warren, Ohio

The Bank owns all locations except the Colonial Plaza and Canton offices, which are leased.

Farmers Trust Company Property

Farmers Trust Company operates from two locations owned by the Bank:

Youngstown Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio

Farmers National Insurance, LLC Property

Farmers National Insurance operates from one location which is owned by the Bank:

Youngstown Office	42 McClurg Rd., Boardman, Ohio

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

Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of Farmers’ executive officers as of March 13, 2013:

Name	Age	Title
Carl D. Culp	49	Executive Vice President and Treasurer of Farmers and Executive Vice-President and Chief Financial Officer of Farmers Bank.
Joseph Gerzina	57	Senior Vice President and Chief Lending Officer
Mark L. Graham	58	Executive Vice President and Chief Credit Officer of Farmers Bank
John S. Gulas	54	President and Chief Executive Officer of Farmers and Farmers Bank
Kevin J. Helmick	41	Executive Vice President and Secretary of Farmers and Executive Vice President – Retail and Wealth Management of Farmers Bank
Brian E. Jackson	43	Senior Vice President and Chief Information Officer
Mark A. Nicastro	42	Vice President and Director of Human Resources
Joseph W. Sabat	52	Vice President and Controller
Amber Wallace Soukenik	47	Senior Vice President and Director of Marketing

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Culp has served as Executive Vice President and Treasurer since March 1996. Prior to that time, Mr. Culp was Controller of Farmers from November 1995 and was Controller of Farmers Bank from November 1995. Mr. Culp has 27 years of experience in finance and accounting in the banking industry, and is a certified public accountant.

Mr. Gerzina is the Senior Vice President and Chief Lending Officer since February 2012, and brings 31 years experience in commercial and private banking. Prior to joining Farmers Bank, Mr. Gerzina was a Managing Partner at Weather Vane Capital, and previously held the role of Senior Vice President and Regional Commercial Manager (2002-2009) with Huntington Bank. He was appointed as an executive officer of Farmers in 2012.

Mr. Graham has over 35 years of experience with Farmers and Farmers Bank. During his tenure, Mr. Graham has held a variety of positions in Farmers Bank’s commercial loan department. Mr. Graham has served as Executive Vice President and Chief Credit Officer of Farmers Bank since January 2012; for the four years prior to that appointment, Mr. Graham served as Senior Vice President and Senior Lending Officer.

Mr. Gulas is the President and Chief Executive Officer of Farmers, a position he has held since July 2010. From July 2008 to July 2010, Mr. Gulas served as Farmers’ Chief Operating Officer. From 2005 to 2007, Mr. Gulas was President and Chief Executive Officer of Sky Trust Co., N.A. Mr. Gulas has over 27 years of banking experience. Mr. Gulas is a native of the Mahoning Valley and is on the board of the Regional Chamber as well as other community and civic boards. Mr. Gulas was appointed as a member of the Board of Directors of Farmers in July 2010.

Mr. Helmick is responsible for the management and oversight of Farmers National Investments, the retail investment area of Farmers National Bank, Farmers National Insurance, and all branch sales and operational functions. Mr. Helmick has been with the Company for 17 years and has a retail and investment background, including an MBA and CFP designation. From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Farmers National Investments. Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services in 2008. In January 2012 Mr. Helmick was appointed as Secretary of Farmers and promoted to Executive Vice President – Wealth Management and Retail Services.

Mr. Jackson is the Senior Vice President and Chief Information Officer, a position he has held since May 2009. Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993. He has over 20 years experience in the IT field. Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Vice President and Director of Human Resources, a position he has held since joining Farmers in July 2009. Prior to that appointment, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007. Mr. Nicastro has an MBA, and has more than 15 years experience in Human Resource Management from both large multi-national banks and regional community banks. He was appointed as an executive officer in 2012.

Mr. Sabat has served as Vice President and Controller of Farmers Bank since April 2006. Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm. Mr. Sabat has 17 years of experience in the accounting, finance and auditing fields. He is a certified public accountant and was appointed as an executive officer in 2012.

Ms. Wallace Soukenik has served as the Senior Vice President and Director of Marketing since August 2008, and brings 23 years of experience to her position. Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital, where she managed a $14 million endowment, a $1.5 million marketing budget and all physician contracts. She was appointed as an executive officer in 2012.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market. Prior to September 15, 2011, Farmers’ common shares traded on the OTC Bulletin Board under the symbol “FMNB.OB.” Farmers had 18,795,048 common shares outstanding and approximately 3,538 holders of record of common shares at March 6, 2013. The following table sets forth daily close price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
High	$6.49	$6.85	$6.49	$6.77
Low	$4.85	$6.03	$5.50	$5.71
Cash dividends paid per share	$0.06	$0.03	$0.03	$0.06

Quarter Ended	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
High	$4.90	$4.94	$4.98	$4.95
Low	$3.00	$4.35	$4.15	$4.21
Cash dividends paid per share	$0.03	$0.03	$0.03	$0.03

Purchases of Common Shares by Farmers.

On September 28, 2012, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to 920,000 shares of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions, for up to one year ending September 27, 2013 (the “Program”). The Program may be modified, suspended or terminated by the Company at any time. The Company repurchased 7,221 shares of its common shares during the course of 2012.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

(Table Dollar Amounts in Thousands except Per Share Data)

For the Years Ending December 31,	2012	2011	2010	2009	2008
Summary of Earnings
Total Interest and Dividend Income (including fees on loans)	$43,110	$44,434	$48,365	$49,775	$46,415
Total Interest Expense	6,212	7,837	10,998	16,547	19,947

Net Interest Income	36,898	36,597	37,367	33,228	26,468
Provision for Loan Losses	725	3,650	8,078	6,050	1,420
Noninterest Income (1)	12,578	12,539	13,210	9,388	2,617
Noninterest Expense	35,764	33,728	30,964	29,655	21,013

Income Before Income Taxes	12,987	11,758	11,535	6,911	6,652
Income Taxes	3,055	2,540	2,544	1,069	987

NET INCOME	$9,932	$9,218	$8,991	$5,842	$5,665

Per Share Data
Basic earnings per share	$0.53	$0.50	$0.66	$0.44	$0.43
Diluted earnings per share	0.53	0.50	0.66	0.44	0.43
Cash Dividends Paid	0.18	0.12	0.12	0.36	0.52
Book Value at Year-End	6.43	6.10	6.45	5.96	5.83
Tangible Book Value (2)	6.11	5.76	5.95	5.41	5.83

Balances at Year-End
Total Assets	$1,139,695	$1,067,871	$982,751	$1,014,808	$880,370
Earning Assets	1,082,078	1,014,997	915,224	948,187	829,173
Total Deposits	919,009	840,125	761,050	777,552	648,010
Short-Term Borrowings	79,886	98,088	105,634	125,912	105,435
Long-Term Borrowings	10,423	11,263	24,733	27,169	46,464
Loans held for sale	3,624	677	0	0	0
Net Loans	578,963	561,986	581,060	601,995	546,452
Total Stockholders’ Equity	120,792	114,445	88,048	80,628	77,102

Average Balances
Total Assets	$1,118,322	$1,035,392	$1,030,516	$970,163	$841,630
Total Stockholders’ Equity	118,011	105,276	85,968	79,775	73,889

Significant Ratios
Return on Average Assets (ROA)	0.89%	0.89%	0.87%	0.60%	0.67%
Return on Average Equity (ROE)	8.42	8.76	10.46	7.32	7.67
Average Earning Assets/Average Assets	92.13	92.64	92.28	92.79	93.67
Average Equity/Average Assets	10.55	10.17	8.34	8.22	8.78
Loans/Deposits	63.83	68.06	77.57	78.37	85.18
Allowance for Loan Losses/Total Loans	1.30	1.72	1.58	1.21	1.01
Allowance for Loan Losses/Nonperforming Loans	93.01	89.19	104.56	73.25	104.05
Efficiency Ratio (On tax equivalent basis)	69.94	67.14	61.10	67.00	63.02
Net Interest Margin	3.76	4.01	4.10	3.88	3.58
Dividend Payout Rate	34.05	24.31	18.08	82.18	120.07
Tangible Common Equity Ratio (3)	10.12	10.18	8.31	7.26	8.76

(1)	Noninterest income includes a securities impairment charge of $11 thousand, $74 thousand and $2.7 million respectively for the years ended December 31, 2011, 2009 and 2008.
(2)	Tangible book value per share is Total Stockholders’ Equity minus goodwill and other intangible assets divided by the number of shares outstanding.
(3)	The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S.GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, our tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non U.S.GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S.GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of December 31, 2012, reconciliations of tangible common equity to U.S.GAAP total common stockholders’ equity and tangible assets to U.S.GAAP total assets are set forth below:

Reconciliation of Common Stockholders’ Equity to Tangible Common Equity

December 31,	2012	2011	2010	2009	2008
Stockholders’ Equity	$120,792	$114,445	$88,048	$80,628	$77,102
Less Goodwill and other intangibles	6,032	6,441	6,920	7,500	0

Tangible Common Equity	$114,760	$108,004	$81,128	$73,128	$77,102

Reconciliation of Total Assets to Tangible Assets

December 31,	2012	2011	2010	2009	2008
Total Assets	$1,139,695	$1,067,871	$982,751	$1,014,808	$880,370
Less Goodwill and other intangibles	6,032	6,441	6,920	7,500	0

Tangible Assets	$1,133,663	$1,061,430	$975,831	$1,007,308	$880,370

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2012			2011			2010
	AVERAGE BALANCE	INTEREST	RATE	AVERAGE BALANCE	INTEREST	RATE	AVERAGE BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (3) (5)	$564,952	$32,249	5.71%	$562,048	$33,534	5.97%	$598,931	$37,235	6.22%
Taxable securities (2)	334,470	8,099	2.42	262,603	8,058	3.07	252,450	8,755	3.47
Tax-exempt securities (2) (5)	73,979	4,308	5.82	75,787	4,429	5.84	62,804	3,729	5.94
Equity securities (4) (5)	4,363	206	4.72	4,296	195	4.54	4,126	189	4.58
Federal funds sold	52,585	100	0.19	54,459	79	0.15	32,638	56	0.17

Total earning assets	1,030,349	44,962	4.36	959,193	46,295	4.83	950,949	49,964	5.25
NONEARNING ASSETS
Cash and due from banks	21,171			21,230			22,926
Premises and equipment	17,663			14,419			14,292
Allowance for Loan Losses	(9,017)			(10,508)			(7,885)
Unrealized gains on securities	13,766			8,198			10,030
Other assets (1)	44,390			42,860			40,204

Total Assets	$1,118,322			$1,035,392			$1,030,516

INTEREST-BEARING LIABILITIES
Time deposits	$247,428	$4,700	1.90%	$251,546	$5,083	2.02%	$289,581	$7,156	2.47%
Savings deposits	413,497	976	0.24	341,673	1,468	0.43	300,538	1,762	0.59
Demand deposits	116,409	43	0.04	110,857	66	0.06	107,890	125	0.12
Short term borrowings	93,730	103	0.11	114,391	325	0.28	144,583	872	0.60
Long term borrowings	10,568	390	3.69	21,408	895	4.18	25,472	1,083	4.25

Total Interest-Bearing Liabilities	881,632	6,212	0.70	839,875	7,837	0.93	868,064	10,998	1.27
NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	114,616			86,764			73,044
Other Liabilities	4,063			3,477			3,440
Stockholders’ equity	118,011			105,276			85,968

Total Liabilities and
Stockholders’ Equity	$1,118,322			$1,035,392			$1,030,516

Net interest income and interest rate spread		$38,750	3.66%		$38,458	3.90%		$38,966	3.98%

Net interest margin			3.76%			4.01%			4.10%

(1)	Non-accrual loans and overdraft deposits are included in other assets.
(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)	Interest on loans includes fee income of $2.2 million, $1.7 million and $2.0 million for 2012, 2011 and 2010 respectively and is reduced by amortization of $1.9 million, $1.8 million and $1.8 million for 2012, 2011 and 2010 respectively.
(4)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(5)	For 2012, adjustments of $375 thousand and $1.5 million were made to tax equate income on tax exempt loans and tax exempt securities. For 2011, adjustments of $343 thousand and $1.5 million were made to tax equate income on tax exempt loans and tax exempt securities. For 2010, adjustments of $360 thousand and $1.2 million were made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2012 change from 2011			2011 change from 2010
	Net Change	Change Due To Volume	Change Due To Rate	Net Change	Change Due To Volume	Change Due To Rate
Tax Equivalent Interest Income
Loans	$(1,285)	$173	$(1,458)	$(3,701)	$(2,299)	$(1,402)
Taxable securities	41	2,205	(2,164)	(697)	352	(1,049)
Tax-exempt securities	(121)	(106)	(15)	700	771	(71)
Equity securities	11	3	8	6	8	(2)
Funds sold and other cash	21	(3)	24	23	37	(14)

Total interest income	$(1,333)	$2,272	$(3,605)	$(3,669)	$(1,131)	$(2,538)

Interest Expense
Time deposits	$(383)	$(83)	$(300)	$(2,073)	$(940)	$(1,133)
Savings deposits	(492)	309	(801)	(294)	241	(535)
Demand deposits	(23)	3	(26)	(59)	3	(62)
Short term borrowings	(222)	(59)	(163)	(547)	(181)	(366)
Long term borrowings	(505)	(453)	(52)	(188)	(174)	(14)

Total interest expense	$(1,625)	$(283)	$(1,342)	$(3,161)	$(1,051)	$(2,110)

Increase (decrease) in tax equivalent net interest income	$292	$2,555	$(2,263)	$(508)	$(80)	$(428)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2012, 2011 and 2010. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011.

The Company’s net income totaled $9.9 million during 2012, compared to $9.2 million for 2011. On a per share basis, diluted earnings per share were $0.53 as compared to $0.50 diluted earnings per share for 2011. Common comparative ratios for results of operations include the return on average assets and return on average stockholders’ equity. For 2012, the return on average equity was 8.42%, compared to 8.76% for 2011. The return on average assets was 0.89% for 2012 and 2011.

The results for 2012 included $1.1 million in gains on sales of securities, compared to $1.8 million in 2011.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For 2012, taxable equivalent net interest income increased $292 thousand, or 0.76%, from 2011. Interest-earning assets averaged $1.030 billion during 2012, increasing $71.2 million, or 7.42%, compared to 2011. The Company’s interest-bearing liabilities increased 4.97% from $839.9 million in 2011 to $881.6 million in 2012.

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

The profit margin, or spread, on invested funds is a key performance measure. The Company monitors two key performance indicators—net interest spread and net interest margin. The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest spread in 2012 was 3.66%, decreasing from 3.90% in 2011. The net interest margin represents the overall profit margin – net interest income as a percentage of total interest-earning assets. This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds. For 2012, the net interest margin, measured on a fully taxable equivalent basis, decreased to 3.76%, compared to 4.01% in 2011.

The decrease in net interest margin is largely a result of the change in the mix of interest earning assets. Loans, which yield more than securities, comprised a smaller level of interest-earning assets in the current year. For 2012, loans were 54.8% of average earning assets, compared to 58.6% for 2011. Total taxable equivalent interest income was $45.0 million for 2012, which is $1.3 million less than the $46.3 million reported in 2011. Average loans increased $3.1 million, or 0.55%, in 2012, and the yields decreased from 5.97% in 2011 to 5.71% in 2012. Income from securities, federal funds and other decreased $54 thousand, or 0.42%, in 2012, Farmers saw its yields on these assets decrease from 3.21% in 2011 to 2.73% in 2012. The average balance of investment securities and federal funds sold increased 17.1% in 2012, mainly due to increases in customer deposits outpacing opportunities to grow loans.

Total interest expense amounted to $6.2 million for 2012, a 20.7% decrease from $7.8 million reported in 2011. The decrease in 2012 is the result of lower rates of interest paid on interest-bearing deposits and repurchase agreements. The cost of interest-bearing liabilities decreased from 0.93% in 2011 to 0.70% in 2012.

Management will continue to evaluate future changes in interest rates and the shape of the treasury yield curve so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.

Noninterest Income

Total noninterest income increased by $39 thousand in 2012. The increase in noninterest income is primarily due to income from the sale of loans, increasing from $113 thousand for the twelve months ended December 31, 2011 to $598 thousand for the same twelve month period in 2012. The Company decided to sell some of the residential real estate loans it originates in order to decrease interest rate risk, reduce liquidity risk and to diversify its revenue streams. The increase in loans sold income was offset by a decrease in security gains, which were $745 thousand higher in 2011. Trust fees also increased $142 thousand and investment commissions increased $83 thousand, as management continues to focus on diversifying revenue sources to decrease the reliance on net interest income as the main driver of revenue.

Noninterest Expenses

Noninterest expense for 2012 was $35.8 million, compared to $33.7 million in 2011, representing an increase of $2.1 million, or 6.0%. Most of the increase was a result of a 12.8% increase in salary and employee benefits, resulting from a higher number of employees in the current year and a $561 thousand or 34.6% increase in health insurance costs. The higher employee count is attributed primarily to our Secondary Mortgage project expansion. Occupancy and equipment expense also increased $578 thousand as a result of depreciation expense and small equipment costs related to new facilities. Professional fees increased 10% as a result of corporate legal and consulting fees related to compensation practices and other business advisory fees. There was also an $86 thousand or 1.6% decrease in Other operating expenses in 2012 compared to 2011, mainly related to new facilities opened in 2012. These expense increases were offset by $1.2 million in prepayment penalties paid to Federal Home Loan Bank of Cincinnati in the prior year, compared to none in 2012.

State and local taxes also increased $248 thousand or 26.0% as a result of an increase in intangible tax paid to the State of Ohio due to higher levels of stockholders’ equity. Core processing charges also increased $126 thousand due to a higher number accounts and new banking products for our customers.

The Company’s tax equivalent efficiency ratio for the twelve month period ended December 31, 2012 was 69.94%, compared to 67.14% for the same period in 2011. The main factor leading to the decline in the efficiency ratio was the increase in noninterest expenses as explained earlier in this section. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of tax equivalent net interest income plus non-interest income, excluding security gains and losses and intangible amortization. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes

Income tax expense totaled $3.1 million for 2012 and $2.5 million in 2011. Income taxes are computed using the appropriate effective tax rates for each period. The increase in the current year tax expense can be mainly attributed to the $1.2 million increase in income before taxes. The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income. The effective income tax rate was 23.5% for 2012 and 21.6% for 2011. The effective tax rate increase over the same period in 2011 was primarily due to the reduction in the amount of tax exempt municipal securities income as a percentage of total income for the year. Refer to Note 14 to the consolidated financial statements for additional information regarding the effective tax rate.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010.

The Company’s net income totaled $9.2 million during 2011, compared to $9.0 million for 2010. On a per share basis, diluted earnings per share were $0.50 for 2011, as compared to $0.66 for 2010. For 2011, the return on average equity was 8.76%, as compared to 10.46% for 2010. The return on average assets was 0.89% for 2011 and 0.87% for 2010.

Net Interest Income

For 2011, taxable equivalent net interest income decreased $508 thousand, or 1.3%, less than 2010. Interest-earning assets averaged $959.2 million during 2011, increasing $8.2 million, or 0.87%, compared to 2010. For 2011, the net interest margin, measured on a fully taxable equivalent basis, was 4.01%, in comparison to 4.10% for 2010.

Total taxable equivalent interest income was $46.3 million for 2011, which was $3.7 million less than the $50.0 million reported in 2010. This decrease was primarily the result of a change in the mix of interest earning assets in 2011. For 2011, loans, which yield more than securities, were 58.6% of average earning assets, compared to 63.0% in 2010. Average loan balances decreased $37.1 million, or 6.19%, and the yields decreased from 6.22% in 2010 to 5.97% in 2011. Income from securities and federal funds sold increased $32 thousand, or 0.25%, in 2011, though Company saw its yields on these assets decrease from 3.62% in 2010 to 3.21% in 2011. The average balances of investment securities and federal funds sold increased 12.9% in 2011, mainly due to increases in customer deposits and proceeds from the Company’s public offering combine with limited opportunities to grow loans.

Total interest expense amounted to $7.8 million for 2011, a 28.7% decrease from $11.0 million reported in 2010. The decrease in 2011 is the result of lower rates of interest paid on interest-bearing deposits and repurchase agreements. The cost of interest-bearing liabilities decreased from 1.27% in 2010 to 0.93% in 2011.

Noninterest Income

Total noninterest income in 2011 decreased by $671 thousand. Some of this decrease is a result of an $876 thousand decrease in gains on sales of securities. During 2011, Farmers sold $51.0 million in securities to recognize market appreciation on existing holdings, pay off $11.9 million in FHLB advances in order to reduce its cost of funds, and reinvested the remaining $39.1 million to further diversify the securities portfolio. Bank owned life insurance income also decreased $399 thousand in 2011. This decrease is primarily due to the receipt of death benefit proceeds in excess of cash value in 2010, which are included in income. These decreases in noninterest income were offset by increases in trust fee income of $455 thousand and investment commissions of $323 thousand, as management continues to focus on diversifying revenue sources to decrease the reliance on net interest income as the main driver of revenue.

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

Income Taxes

Income tax expense totaled $2.5 million for 2011 and 2010. The effective income tax rate was 21.6% for 2011 and 22.1% for 2010.

Liquidity

Farmers maintains, in the opinion of management, liquidity sufficient to satisfy depositors’ requirements and meet the credit needs of customers. The Company depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Company’s ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition.

Principal sources of liquidity include assets considered relatively liquid, such as short-term investment securities, federal funds sold and cash and due from banks.

Along with its liquid assets, Farmers has additional sources of liquidity available which help to insure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at two major domestic banks. At December 31, 2012, Farmers had not borrowed against these lines of credit. Management feels that its liquidity position is more than adequate and will continue to monitor the position on a monthly basis. The Company also has additional borrowing capacity with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Company views its membership in the FHLB as a solid source of liquidity. As of December 31, 2012, the Bank is eligible to borrow an additional $84.9 million from the FHLB under various fixed rate and variable rate credit facilities. Advances outstanding from the FHLB at December 31, 2012 amounted to $10.4 million.

Farmers’ primary investing activities are originating loans and purchasing securities. During 2012, net cash used in investing activities amounted to $82.3 million, compared to $69.0 million in 2011. Net increases in loans were $19.3 million in 2012, compared to a $14.8 million net decrease in 2011. Purchases of securities available for sale were $237.4 million in 2012, compared to $171.5 million in 2011. Proceeds from maturities and sales of securities available for sale were $175.7 million in 2012, compared to $94.1 million in 2011.

Farmers’ primary financing activities are obtaining deposits, repurchase agreements and other borrowings. Net cash from financing activities amounted to $56.7 million for 2012, compared to $70.1 million in 2011. Some of this change is a result of proceeds from a common stock offering amounting to $13.8 million in 2011 compared to none in 2012. Another factor contributing to the change was the repayment of Federal Home Loan Bank borrowings in 2011 amounting to $13.5 million in 2011 compared to $840 thousand in 2012. Deposits increased $78.9 million in 2012, compared to a $79.1 million in 2011. Also, short-term borrowings decreased $18.2 million in 2012, compared to a $7.5 million decrease in 2011.

Loan Portfolio

Maturities and Sensitivities of Loans to Interest Rates

The following schedule shows the composition of loans and the percentage of loans in each category at the dates indicated. Balances include unamortized loan origination fees and costs.

Years Ended December 31,	2012		2011		2010		2009		2008
Commercial Real Estate	$200,651	34.2%	$198,041	34.6%	$203,894	34.5%	$215,917	35.4%	$195,244	35.4%
Commercial	97,112	16.6	74,875	13.1	76,635	13.0%	75,893	12.5	70,410	12.7%
Residential Real Estate	156,182	26.6	167,031	29.2	177,067	30.0%	180,877	29.7	173,246	31.4%
Consumer	132,647	22.6	131,859	23.1	132,771	22.5%	136,708	22.4	113,105	20.5%

Total Loans	$586,592	100.0%	$571,806	100.0%	$590,367	100.0%	$609,395	100.0%	$552,005	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for commercial and commercial real estate loans listed above as of December 31, 2012:

Types of Loans	1 Year or less	1 to 5 Years	Over 5 Years
Commercial	$27,634	$32,138	$37,340

Commercial Real Estate	$52,122	$124,248	$24,281

The amounts of commercial and commercial real estate loans as of December 31, 2012, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$61,548	$117,716	$179,264
Fixed Rates of Interest	19,858	98,641	118,499

Total Loans	$81,406	$216,357	$297,763

Total loans were $586.6 million at year-end 2012, compared to $571.8 million at year-end 2011. This represents an increase of 2.59%. The increase in loans has mainly occurred in the commercial loan portfolio. Loans comprised 54.8% of the Bank’s average earning assets in 2012, compared to 58.6% in 2011. The product mix in the Loan Portfolio includes Commercial Loans comprising 16.6%, Residential Real Estate Loans 26.6%, Commercial Real Estate Loans 34.2% and Consumer Loans 22.6% at December 31, 2012 compared with 13.1%, 29.2%, 34.6% and 23.1%, respectively, at December 31, 2011.

Loans contributed 71.7% of total taxable equivalent interest income in 2012 and 72.4% in 2011. Loan yield was 5.71% in 2012, 135 basis points greater than the average rate for total earning assets. Management recognizes that while the loan portfolio holds some of the Bank’s’ highest yielding assets, it is inherently the most risky portfolio. Accordingly, management attempts to balance credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process. To minimize risks associated with changes in the borrower’s future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral.

Consumer Loans increased from $131.9 million on December 31, 2011 to $132.6 million on December 31, 2012, representing a 0.6% increase. Management continues to target the automobile dealer network to purchase indirect installment loans. Dealer paper was purchased using strict underwriting guidelines with an emphasis on quality. Indirect Loans comprise 90% of the Consumer Loan portfolio. Net charge-offs in the Consumer Loan portfolio increased to $374 thousand in 2012, as compared to $276 thousand in 2011.

Residential Real Estate Mortgage Loans decreased 6.5% to $156.2 million at December 31, 2012, compared to $167.0 million in 2011. Most of the decrease is a result of the decision to sell residential real estate mortgage loans originated in 2012 on the secondary market. Commercial Real Estate Loans increased 1.3% from $198.0 million in 2011 to $200.7 million in 2012. Farmers originated both fixed rate and adjustable rate mortgages during 2012. Fixed rate terms are generally limited to fifteen year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial Loans at December 31, 2012 increased 29.7% from year-end 2011 with outstanding balances of $97.1 million. The growth in the commercial loan portfolio was consistent with the improvements in the local economy. Several new projects announced in the Mahoning Valley, along with decreased levels of unemployment has led small business owners to expand or make additional investments in their operations. The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank. The mix is diverse, covering a wide range of borrowers, business types and local municipalities. The Bank monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Summary of Loan Loss Experience

The following is an analysis of the allowance for loan losses for the periods indicated:

Years Ended December 31,	2012	2011	2010	2009	2008
Balance at Beginning of Year	$9,820	$9,307	$7,400	$5,553	$5,459
Charge-Offs:
Commercial Real Estate	(1,225)	(1,246)	(1,910)	(2,389)	(767)
Commercial, Financial and Agricultural	(918)	(414)	(2,898)	(911)	(94)
Residential Real Estate	(806)	(1,736)	(760)	(251)	(75)
Consumer	(1,002)	(1,125)	(1,177)	(1,248)	(795)

Total Charge-Offs	(3,951)	(4,521)	(6,745)	(4,799)	(1,731)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	253	44	26	178	0
Commercial, Financial and Agricultural	50	39	8	2	19
Residential Real Estate	104	452	2	1	0
Consumer	628	849	538	415	386

Total Recoveries	1,035	1,384	574	596	405

Net Charge-Offs	(2,916)	(3,137)	(6,171)	(4,203)	(1,326)
Provision For Loan Losses	725	3,650	8,078	6,050	1,420

Balance at End of Year	$7,629	$9,820	$9,307	$7,400	$5,553

Ratio of Net Charge-Offs to Average
Loans Outstanding	0.52%	0.56%	1.02%	0.72%	0.26%

Provisions charged to operations amounted to $725 thousand in 2012, compared to $3.7 million in 2011, a decrease of $2.9 million. This decrease is primarily due to fewer charge-offs, a lower level of total delinquencies, a lower level of nonaccrual and nonperforming loans and a significant decline in substandard rated credits from the year ago period, which are factors considered in management’s estimate of loan loss provisions and the adequacy of the allowance for loan losses. Nonperforming loans to total loans decreased from 1.93% at December 31, 2011 to 1.40% at December 31, 2012. The change in this ratio was the result of a decrease in nonperforming loans of $2.8 million from December 31, 2011. Although net charge-offs for the year ended December 31, 2012 were $2.2 million higher than the provision for loan losses, a higher provision was not necessary because of higher loss history quarters rolling off the Company’s 12 quarter past experience, which is used to estimate the adequacy of the allowance for loan losses. The lower provision was also impacted as a result of some of the charge-offs during the year being specifically reserved for in the prior year. In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters. In periods prior to the first quarter of 2012, management used a historical loss percentage based on the past 8 quarters. The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.

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

The allowance for loan losses decreased $2.2 million during the year. Aside from the improvement in the various credit quality metrics discussed above, another reason for the decrease in the current year allowance for loan losses was a decrease in specific allocation on impaired loans. At December 31, 2012, loans individually identified as impaired totaled $11.4 million with an allowance allocation of $180 thousand. At the end of 2011, loans considered to be impaired were $10.4 million with an allowance allocation of $985 thousand. Loans individually identified as impaired include nonaccrual commercial and commercial real estate loans and loans with their contractual terms modified such that they represent troubled debt restructurings. Impaired loans are carried at the fair value of the underlying collateral, less estimated disposition costs, if repayment of the loan is expected to be solely dependent on the sale of the collateral. Otherwise, impaired loans are carried at the present value of expected cash flows.

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

The ratio of the allowance for loan losses to non-performing loans at December 31, 2011 was 89.19%, compared to 92.72% at December 31, 2012. The decrease in non-performing loans is primarily related to the commercial real estate and residential real estate portfolios. The balance in the allowance for loan losses is $7.6 million or 1.30% of loans at December 31, 2012. This ratio has decreased from the 1.72% reported at December 31, 2011.

Nonperforming Assets

December 31,	2012	2011	2010	2009	2008
Nonaccrual loans:
Commercial Real Estate	$3,915	$6,025	$3,972	$5,677	$2,820
Commercial, Financial and Agricultural	1,081	527	400	1,504	342
Residential Real Estate	2,636	4,196	4,177	2,281	1,485
Consumer	0	12	27	172	128

Total Nonaccrual Loans	$7,632	$10,760	$8,576	$9,634	$4,775
Loans Past Due 90 Days or More	596	250	325	469	562

Total Nonperforming Loans	$8,228	$11,010	$8,901	$10,103	$5,337

Other Real Estate Owned	334	585	532	374	65

Total Nonperforming Assets	$8,562	$11,595	$9,433	$10,477	$5,402

Loans modified in troubled debt restructuring (1)	$7,642	$4,277	$2,974	$5,440	$0

Percentage of Nonperforming Loans to Loans	1.40%	1.93%	1.51%	1.66%	0.97%
Percentage of Nonperforming Assets to Total Assets	0.75%	1.09%	0.96%	1.03%	0.61%
Loans Delinquent 30-89 days	3,702	3,471	7,924	9,212	9,660
Percentage of Loans Delinquent 30-89 days to Total Loans	0.63%	0.61%	1.34%	1.51%	1.75%

(1)	Not included in nonaccrual loans

The Company has forgone interest income of approximately $91 thousand from nonaccrual loans as of December 31, 2012 that would have been earned during the year if all loans had performed in accordance with their original terms.

Net charge-offs as a percentage of average loans outstanding decreased from 0.56% for 2011 to 0.52% for 2012. The primary reason for the improvement is related to the residential real estate loan portfolio, experiencing a decrease in net charge-offs from $1.3 million in 2011 to $702 thousand in 2012. The Company’s net charge-offs were primarily concentrated in commercial real estate, commercial and industrial and residential real estate loans. The net losses in commercial real estate loans accounted for 33.3% of the total net losses, commercial and industrial loans accounted for 29.8% of the total net losses, and residential real estate loans represented 24.1% of the total.

A significant allocation in the allowance for loan losses is for performing commercial and commercial real estate loans classified by the internal loan review as substandard. The loss experience on the average balance of this category of loans for the past three years has been approximately 7.71% of the principal balance of these loans, which is management’s allocation for these loans. This equates to an allocation of approximately $935 thousand at the end of 2012 compared to an allocation of $1.6 million at the end of 2011. The allocation decreased due to decrease in the historical loss experience for the substandard loans as well as a decrease in the total balance of substandard loans. The actual loss experience may be more or less than the amount allocated. At December 31, 2012, the amount of substandard loans that continue to accrue interest is $15.6 million. As always, management is working to address weaknesses in each of these specific loans that may result in loss.

December 31,	2012		2011		2010		2009		2008
	Amount	Loans to Total Loans	Amount	Loans to Total Loans	Amount	Loans to Total Loans	Amount	Loans to Total Loans	Amount	Loans to Total Loans
Commercial Real Estate	$3,392	34.2%	$4,880	34.6%	$5,780	34.5%	$4,111	35.4%	$3,126	35.4%
Commercial	1,453	16.6%	1,529	13.1%	1,707	13.0%	1,738	12.5%	933	12.7%
Residential Real Estate	1,569	26.6%	1,802	29.2%	881	30.0%	328	29.7%	696	31.4%
Consumer	951	22.6%	972	23.1%	875	22.5%	1,223	22.4%	798	20.5%
Unallocated	264	0	637	0	64	0	0	0	0	0

	$7,629	100.0%	$9,820	100.0%	$9,307	100.0%	$7,400	100.0%	$5,553	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2013 will occur in the same proportions or that the allocation indicates future charge-off trends. The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios. In previous years, the indirect installment loan category has represented the largest percentage of loan losses. The one-to-four family real estate loan category represents approximately 26.6% of total loans and in 2012, the net loan losses accounted for 24.1% of the losses of the entire loan portfolio. For the commercial loan category, which represents only 16.6% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications. The commercial real estate loan category represents 34.2% of the total loan portfolio.

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

As of December 31, 2012, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans. As of that date also, there were no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The investment securities portfolio increased $64.1 million in 2012. Excess balances of federal funds sold were strategically invested throughout the year. The Company’s investment strategy is to maintain a diverse investment security portfolio with a higher concentration in mortgage-backed securities that are issued by U.S. Government sponsored enterprises and tax-free municipal securities. It is important to note that in 2012 the Company increased its investment in Small Business Administration securities, which are guaranteed by the full faith and credit of the U.S. Government, in order to further diversify its holdings. Farmers also sold $91.2 million in securities in 2012, resulting in net security gains of $1.1 million. Farmers recognized market appreciation on faster paying mortgage-backed securities and lower rated municipal securities, and reinvested in new mortgage-backed securities and higher rated municipal securities to further diversify the securities portfolio.

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

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

Type

December 31,	2012	2011	2010
U.S. Treasury Securities	$100	$350	$101
U.S. Government sponsored enterprise debt securities	67,878	55,638	69,474
Mortgage-backed securities—residential and collateralized mortgage obligations	276,813	259,940	163,437
Small Business Administration	21,444	315	403
Obligations of States and Political Subdivisons	95,288	82,690	80,466
Equity securities	437	327	199
Corporate Bonds	2,128	769	267

	$464,088	$400,029	$314,347

A summary of debt securities held at December 31, 2012 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

	December 31, 2012
Type and Maturity Grouping	Fair Value	Weighted Average Yield (1)
U.S. Treasury Securities
Maturing After One Year But Within Five Years	$100	0.36%

U.S. Government sponsored enterprise debt securities
Maturing Within One Year	$15,234	3.12%
Maturing After One Year But Within Five Years	42,513	1.85%
Maturing After Five Years But Within Ten Years	10,131	1.00%

Total U.S. Government Sponsored Enterprise Debt Securities	$67,878	2.01%

Mortgage-Backed Securities (2)
Maturing Within One Year	$48,305	2.52%
Maturing After One Year But Within Five Years	105,900	2.36%
Maturing After Five Years But Within Ten Years	52,445	2.20%
Maturing After Ten Years	70,163	2.03%

Total Mortgage-Backed Securities:	$276,813	2.27%

Small Business Administration
Maturing Within One Year	$27	2.50%
Maturing After One Year But Within Five Years	5,171	1.75%
Maturing After Five Years But Within Ten Years	16,246	1.82%

Total Small Business Administration	$21,444	1.80%

Obligations of States and Political Subdivisions
Maturing Within One Year	$1,062	5.26%
Maturing After One Year But Within Five Years	27,875	5.89%
Maturing After Five Years But Within Ten Years	47,310	4.84%
Maturing After Ten Years	19,041	5.39%

Total Obligations of States and Political Subdivisions	$95,288	5.27%

Corporate Bonds
Maturing Within One Year	$477	2.82%
Maturing After One Year But Within Five Years	1,116	1.11%
Maturing After Five Years But Within Ten Years	535	1.63%

Total Other Securities	$2,128	1.63%

(1)	The weighted average yield has been computed by dividing the total contractual interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest which are based on the statutory tax rate of 35% were $19 thousand, $514 thousand, $641 thousand and $309 thousand for the four ranges of maturities.
(2)	Payments based on contractual maturity.

Premises and Equipment

Premises and equipment increased $2.0 million in 2012. Most of this increase was related to management’s decision to expand the branch network foot print further into Trumbull County, relocate the Mahoning county Trust office and relocate the Stark County office, which is a leased facility. The new branch facility in Trumbull County houses the Trumbull county offices of Farmers Trust and was completed in the summer of 2012. In addition to Farmers Trust, the new building in Mahoning County also houses the insurance operations and members of the commercial lending team. This new location provides the Company the ability to add staff for private banking. This building opened for operations in February 2012.

Deposits

Deposits represent the Company’s principal source of funds. The deposit base consists of demand deposits, savings and money market accounts and other time deposits. During the year, the Company’s average total deposits increased 12.8% from $790.8 million in 2011 to $892.0 million in 2012. Money market account balances have increased $32.1 million and noninterest bearing deposits increased $35.9 million since December 31, 2011. With interest rates being so low, customers have little incentive to commit funds to term deposit accounts. The growth in money market accounts was offset by a decrease in time deposits of $19.9 million as customers have moved deposit dollars from time deposits seeking liquidity. The Company’s focus is on core deposit growth and Farmers will continue to price deposit rates to remain competitive within the market and to retain customers. At December 31, 2012, core deposits – savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits represented approximately 91% of total deposits. See Note 7 within Item 8 of this Annual report on Form 10-K for additional detail.

Bank Owned Life Insurance

Farmers’ owns bank owned life insurance policies on the lives of certain members of management. The purpose of this transaction is to help fund the costs of employee benefit plans. The cash surrender value of these policies is $15.5 million at December 31, 2012 compared to $15.0 million at December 31, 2011.

Borrowings

Short-term borrowings decreased $18.2 million or 18.6% since December 31, 2011. Most of this decrease resulted from securities sold under repurchase agreements, decreasing $17.5 million, or 18%. Long-term borrowings decreased $840 thousand or 7.5%, mainly as a result of repayment of Federal Home Loan Bank advances. See Note 8 within Item 8 of this Annual report on Form 10-K for additional detail.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2012, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments

12/31/2012

	Note Ref.	2013	2014	2015	2016	2017	Thereafter
Deposits without maturity		$683,660
Certificates of deposit	7	63,405	45,400	70,950	34,643	15,982	4,969
Repurchase agreements	8	79,536
Other short-term borrowed funds	8	350
Federal Home Loan Bank advances	9	172	160	5,027	0	5,000	0
Other long-term borrowed funds	9	64	0	0	0	0	0
Operating leases	5	239	229	166	102	110	494

Note 10 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements. Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

At December 31, 2012, the Company had no unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet. Management’s policy is to not engage in derivatives contracts for speculative trading purposes.

Capital Resources

Total Stockholders’ Equity increased 5.6% from $114.4 million at December 31, 2011 to $120.8 million in 2012. The increase in equity was mainly the result of net income, offset by cash dividends paid to shareholders during the past twelve months. During the year, Farmers issued 45 thousand shares through the dividend reinvestment program. Shareholders received a total of $0.18 per share cash dividends paid in the past four quarters, including two special $0.03 cash dividends paid on February 28 and December 31, 2012. Book value increased 5.4% from $6.10 per share at December 31, 2011 to $6.43 per share at December 31, 2012. The Company’s tangible book value also increased 6.1% from $5.76 per share at December 31, 2011 to $6.11 per share at December 31, 2012.

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC. The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined). Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2012, Farmers Bank and Farmers are required to have a minimum Tier 1 and Total Capital ratios of 4.00% and 8.00%, respectively. Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2012 and 2011. At year-end 2012 and 2011, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America and conform to general practices within the banking industry. Some of these accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the adequacy of the allowance for loan losses, if there are any securities that are other-than-temporarily impaired and if there is any impairment of goodwill and intangibles. Additional information regarding these policies is included in the notes to the consolidated financial statements, including Note 1 (Summary of Significant Accounting Policies), Note 2 (Securities) and Note 3 (Loans), and the sections above captioned “Loan Portfolio” and “Investment Securities.” Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

Farmers maintains an allowance for loan losses. The allowance for loan losses is presented as a reserve against loans on the balance sheets. Loan losses are charged off against the allowance for loan losses, while recoveries of amounts previously charged off are credited to the allowance for loan losses. A provision for loan losses is charged to operations based on management’s periodic evaluation of adequacy of the allowance. The provision for credit losses provides for probable losses on loans.

Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio represents the largest asset category on the consolidated balance sheets. Management’s assessment of the adequacy of the allowance for loan losses considers individually impaired loans, pools of homogeneous loans with similar risk characteristics and other environmental risk factors.

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

At December 31, 2012, on a consolidated basis, Farmers had intangibles of $2.3 million subject to amortization and $3.7 million of goodwill, which was not subject to periodic amortization.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2012 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

Changes In
Interest Rate	2012	2011	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	-0.6%	-4.4%	15%
+200	-0.1%	-2.6%	10%
+100	0.1%	-1.1%	5%
-100	-3.4%	-2.3%	5%
Net Present Value Of Equity Change
+300	3.3%	-1.4%	20%
+200	5.7%	2.5%	15%
+100	4.4%	2.7%	10%
-100	-16.8%	-16.8%	10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%). This primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Farmers National Banc Corp. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report dated March 13, 2013.

John S. Gulas	Carl D. Culp
President and Chief Executive Officer	Executive Vice President and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Farmers National Banc Corp.

Canfield, Ohio

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Farmers National Banc Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Farmers National Banc Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmers National Banc Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Farmers National Banc Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Cleveland, Ohio

March 13, 2013

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts In Thousands except Per Share Data)

December 31,	2012	2011
ASSETS
Cash and due from banks	$14,209	$14,161
Federal funds sold and other	23,550	38,261

TOTAL CASH AND CASH EQUIVALENTS	37,759	52,422

Securities available for sale	464,088	400,029
Loans held for sale	3,624	677

Loans	586,592	571,806
Less allowance for loan losses	7,629	9,820

NET LOANS	578,963	561,986

Premises and equipment, net	18,429	16,461
Goodwill	3,709	3,709
Other intangibles	2,323	2,732
Bank owned life insurance	15,541	15,015
Other assets	15,259	14,840

TOTAL ASSETS	$1,139,695	$1,067,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$132,016	$96,117
Interest-bearing	786,993	744,008

TOTAL DEPOSITS	919,009	840,125

Short-term borrowings	79,886	98,088
Long-term borrowings	10,423	11,263
Other liabilities	9,585	3,950

TOTAL LIABILITIES	1,018,903	953,426

Commitments and contingent liabilities

Stockholders’ Equity
Common Stock—Authorized 25,000,000 shares; issued 18,802,282 in 2012 and 18,757,437 in 2011	104,504	104,261
Retained earnings	8,683	2,133
Accumulated other comprehensive income	7,647	8,051
Treasury stock, at cost; 7,234 shares in 2012 and 13 shares in 2011	(42)	0

TOTAL STOCKHOLDERS’ EQUITY	120,792	114,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,139,695	$1,067,871

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts In Thousands except Per Share Data)

Years ended December 31,	2012	2011	2010
INTEREST AND DIVIDEND INCOME
Loans, including fees	$31,874	$33,191	$36,875
Taxable securities	8,099	8,058	8,755
Tax exempt securities	2,831	2,911	2,490
Dividends	206	195	189
Federal funds sold and other interest income	100	79	56

TOTAL INTEREST AND DIVIDEND INCOME	43,110	44,434	48,365

INTEREST EXPENSE
Deposits	5,719	6,617	9,043
Short-term borrowings	103	325	872
Long-term borrowings	390	895	1,083

TOTAL INTEREST EXPENSE	6,212	7,837	10,998

NET INTEREST INCOME	36,898	36,597	37,367
Provision for loan losses	725	3,650	8,078

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,173	32,947	29,289

NONINTEREST INCOME
Service charges on deposit accounts	2,043	2,063	2,071
Bank owned life insurance income, including death benefits	526	594	993
Trust fees	5,497	5,355	4,900
Insurance agency commissions	124	152	234
Security gains	1,059	1,804	2,680
Impairment of equity securities	0	(11)	0
Investment commissions	946	863	540
Net gains on sale of loans	598	113	0
Other operating income	1,785	1,606	1,792

TOTAL NONINTEREST INCOME	12,578	12,539	13,210

NONINTEREST EXPENSE
Salaries and employee benefits	19,746	17,504	16,406
Occupancy and equipment	4,179	3,601	3,454
State and local taxes	1,203	955	900
Professional fees	1,967	1,791	1,886
Advertising	973	835	637
FDIC insurance	710	831	1,306
Intangible amortization	409	479	580
Core processing charges	1,419	1,293	1,228
FHLB advance prepayment fee	0	1,195	0
Other operating expenses	5,158	5,244	4,567

TOTAL NONINTEREST EXPENSE	35,764	33,728	30,964

INCOME BEFORE INCOME TAXES	12,987	11,758	11,535
INCOME TAXES	3,055	2,540	2,544

NET INCOME	$9,932	$9,218	$8,991

EARNINGS PER SHARE:
Basic	$0.53	$0.50	$0.66

Diluted	$0.53	$0.50	$0.66

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Table Dollar Amounts In Thousands except Per Share Data)

Years ended December 31,	2012	2011	2010
NET INCOME	$9,932	$9,218	$8,991

Other comprehensive income (loss):
Net unrealized holding gains on available for sale securities	307	9,707	1,963
Reclassification adjustment for (gains) losses realized in income	(1,059)	(1,793)	(2,680)

Net unrealized holding gains (losses)	(752)	7,914	(717)
Income tax effect	263	(2,770)	280

Unrealized holding gains (losses), net of reclassification and tax	(489)	5,144	(437)

Change in funded status of post retirement health plan	131	0	0
Income tax effect	(46)	0	0

Change in funded status of post retirement health plan, net of tax	85	0	0

Other comprehensive income (loss), net of tax	(404)	5,144	(437)

TOTAL COMPREHENSIVE INCOME	$9,528	$14,362	$8,554

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts In Thousands except Per Share Data)

Years ended December 31,	2012	2011	2010
COMMON STOCK
Balance at beginning of year	$104,261	$96,142	$95,650
Stock option expense (1)	0	0	0
Issued 2,946,864 shares in public offering, net of offering costs of $1,228 in 2011	0	7,615	0
Issued 44,845 shares from dividend reinvestment in 2012, 111,389 in 2011 and 126,481 in 2010	243	504	492

Balance at end of year	104,504	104,261	96,142

RETAINED EARNINGS
Balance at beginning of year	2,133	14,502	7,137
Net income	9,932	9,218	8,991
Reduction as a result of treasury shares reissued as part of public offering	0	(19,346)	0
Dividends declared:
$.18 cash dividends per share in 2012, $.12 in 2011 and 2010	(3,382)	(2,241)	(1,626)

Balance at end of year	8,683	2,133	14,502

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	8,051	2,907	3,344
Change in net unrealized gains (losses) on securities, net of reclassifications and tax effects	(489)	5,144	(437)
Change in funded status of post retirement health plan, net of tax	85	0	0

Balance at end of year	7,647	8,051	2,907

TREASURY STOCK, AT COST
Balance at beginning of year	0	(25,503)	(25,503)
Purchased 7,221 shares in 2012, reissued 2,053,136 shares in 2011 as part of public offering, and purchased 51 shares in 2010 (2)	(42)	25,503	0

Balance at end of year	(42)	0	(25,503)

TOTAL STOCKHOLDERS’ EQUITY AT END OF YEAR	$120,792	$114,445	$88,048

(1)	Stock option expense for 2012, 2011 and 2010, was less than $1,000 and rounded to $0.
(2)	Treasury stock repurchased in 2010 was less than $1,000 and rounded to $0.

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts In Thousands except Per Share Data)

Years ended December 31,	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,932	$9,218	$8,991
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	725	3,650	8,078
Depreciation and amortization	1,738	1,647	1,711
Net amortization of securities	2,711	1,469	1,152
Security gains	(1,059)	(1,804)	(2,680)
Impairment of equity securities	0	11	0
(Gain) Loss on sale of other real estate owned	(61)	175	92
Earnings on bank owned life insurance	(526)	(548)	(483)
Income recognized from death benefit on bank owned life insurance	0	(46)	(510)
Origination of loans held for sale	(35,237)	(5,969)	0
Proceeds from loans held for sale	32,888	5,392	0
Net gains on sale of loans	(598)	(100)	0
Net change in other assets and liabilities	457	899	1,587

NET CASH FROM OPERATING ACTIVITIES	10,970	13,994	17,938

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	84,490	43,122	64,663
Proceeds from sales of securities available for sale	91,197	50,952	69,383
Purchases of securities available for sale	(237,393)	(171,517)	(138,215)
Purchase of Federal Reserve Bank Stock	0	(247)	0
Loan originations and payments, net	(19,278)	14,836	12,096
Proceeds from sale of other real estate owned	1,888	360	541
Improvements to other real estate owned	0	0	(30)
Purchase of bank owned life insurance	0	(3,000)	0
Proceeds from BOLI death benefit	0	108	902
Additions to premises and equipment	(3,198)	(3,585)	(783)

NET CASH FROM INVESTING ACTIVITIES	(82,294)	(68,971)	8,557

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	78,884	79,075	(16,502)
Net change in short-term borrowings	(18,202)	(7,546)	(20,278)
Repayment of Federal Home Loan Bank borrowings and other debt	(840)	(13,470)	(2,436)
Cash dividends paid	(3,382)	(2,241)	(1,626)
Proceeds from dividend reinvestment	243	504	492
Net proceeds from issuance of common shares	0	13,772	0
Repurchase of common shares	(42)	0	0

NET CASH FROM FINANCING ACTIVITIES	56,661	70,094	(40,350)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,663)	15,117	(13,855)

Beginning cash and cash equivalents	52,422	37,305	51,160

Ending cash and cash equivalents	$37,759	$52,422	$37,305

Supplemental cash flow information:
Interest paid	$6,318	$7,955	$11,450
Income taxes paid	$2,065	$3,895	$1,990

Supplemental noncash disclosures:
Transfer of loans to other real estate owned	$1,576	$588	$761
Security purchases not settled	$4,758	$0	$0

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

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through its nationally chartered subsidiary, The Farmers National Bank of Canfield. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The area served by the Bank is the northeastern region of Ohio and service is provided at nineteen (19) locations. The Company provides trust services through its subsidiary, Farmers Trust Company, and insurance services through the Bank’s subsidiary, Farmers National Insurance. Farmers Trust Company has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions.

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

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The Company’s derivatives are interest-rate swap agreements, which are used as part of its asset and liability management strategy to help manage its interest rate risk position. The Company does not use derivatives for trading or balance sheet hedging purposes. The derivative transactions are considered instruments with no hedging designation, otherwise known as stand-alone derivatives. Changes in the fair value of the derivatives are reported currently in earnings, as other noninterest income.

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer. However, most of the Company’s business activity is with customers located within Mahoning, Trumbull, Columbiana, and Stark counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of the four county area.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred loan losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance is based on management’s judgment taking into consideration past loss experience, reviews of individual loans, current economic conditions and other factors considered relevant by management at the financial statement date. While management uses the best information available to establish the allowance, future adjustments to the allowance may be necessary, which may be material, if economic conditions differ substantially from the assumptions used in es- timating the allowance. If additions to the original estimate of the allowance for loan losses are deemed necessary, they will be reported in earnings in the period in which they become reasonably estimable and probable. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is considered impaired when, based on the current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced for the most recent twelve-quarters. The formula for calculating the allowance for loan losses requires that the historical loss percentage be applied to homogeneous and pass rated loans. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

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

Restricted Stock: The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The bank is also a member of and owns stock in the Federal Reserve Bank. These stocks are carried at cost, classified as restricted securities included in other assets, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Restricted stock is included in other assets in the consolidated balance sheets.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post retirement health plan, which are recognized as separate components of equity, net of tax effects.

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

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment. The Company discloses segment information in Footnote 18.

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The Company adopted this amendment for the year ended December 31, 2011, by presenting comprehensive income in a new Consolidated Statement of Comprehensive Income. The new statements follow the Consolidated Statements of Income.

NOTE 2—SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2012 and 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$66,378	$1,601	($1)	$67,978
State and political subdivisions	90,466	5,067	(245)	95,288
Corporate bonds	2,123	12	(7)	2,128
Mortgage-backed securities—residential	231,582	5,112	(476)	236,218
Collateralized mortgage obligations	40,333	336	(74)	40,595
Small business administration	21,432	74	(62)	21,444
Equity securities	139	303	(5)	437

Totals	$452,453	$12,505	($870)	$464,088

2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$53,689	$2,300	($1)	$55,988
State and political subdivisions	78,288	4,446	(44)	82,690
Corporate bonds	758	11	0	769
Mortgage-backed securities—residential	217,644	5,384	(310)	222,718
Collateralized mortgage obligations	36,806	416	0	37,222
Small business administration	318	1	(4)	315
Equity securities	139	194	(6)	327

Totals	$387,642	$12,752	($365)	$400,029

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2012	2011	2010
Proceeds	$91,197	$50,952	$69,383
Gross gains	1,258	1,804	2,685
Gross losses	(199)	0	(5)

The tax provision related to these net realized gains was $371 thousand, $631 thousand, and $938 thousand respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2012
Available for sale	Amortized Cost	Fair Value
Maturity
Within one year	$16,573	$16,773
One to five years	68,609	71,604
Five to ten years	55,543	57,976
Beyond ten years	18,242	19,041
Mortgage-backed securities, collateralized mortgage obligations and small business administration	293,347	298,257

Totals	$452,314	$463,651

Securities with a carrying amount of $169 million at December 31, 2012 and $194 million at December 31, 2011 were pledged to secure public deposits and repurchase agreements. The Trust company had securities, with a carrying amount of $100 thousand, at year-end 2012 and 2011, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any other issuer that exceeded 10% of stockholders’ equity, other than the U.S. Government and its agencies.

The following table summarizes the investment securities with unrealized losses at December 31, 2012 and 2011 aggregated by major security type and length of time in a continuous unrealized loss position. Unrealized losses for Mortgage-backed securities – residential, rounded to less than $1 thousand in 2012 and 2011. Small business administration securities had unrealized losses that rounded to less than $1 thousand for year 2012, as well.

	Less than 12 Months		12 Months or More		Total
2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government sponsored entities	$5,490	($1)	$0	$0	$5,490	($1)
State and political subdivisions	12,079	(245)	0	0	12,079	(245)
Corporate bonds	887	(7)	0	0	887	(7)
Mortgage-backed securities—residential	97,598	(476)	52	0	97,650	(476)
Collateralized mortgage obligations	23,132	(74)	0	0	23,132	(74)
Small business administration	7,853	(62)	37	0	7,890	(62)
Equity securities	0	0	8	(5)	8	(5)

Total temporarily impaired	$147,039	($865)	$97	($5)	$147,136	($870)

	Less than 12 Months		12 Months or More		Total
2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government sponsored entities	$249	($1)	$0	$0	$249	($1)
State and political subdivisions	0	0	2,420	(44)	2,420	(44)
Mortgage-backed securities—residential	507	0	0	0	507	0
Collateralized mortgage obligations	43,426	(203)	9,652	(107)	53,078	(310)
Small business administration	0	0	233	(4)	233	(4)
Equity securities	0	0	7	(6)	7	(6)

Total temporarily impaired	$44,182	($204)	$12,312	($161)	$56,494	($365)

The Company’s equity securities include local and regional bank holdings. The Company recognized an other-than-temporary impairment that was less than $1 thousand and rounded to zero for year ended December 31, 2012. During the year ended December 31, 2011 an $11 thousand pre-tax charge was recognized for the other-than-temporary decline in fair value on its equity holdings. When a decline in fair value below cost is deemed to be other-than-temporary, the difference between the amortized cost basis of the equity security and its fair value must be recognized as a charge to earnings. No other-than-temporary impairment was recognized for the year ended December 31, 2010.

As of December 31, 2012, the Company’s security portfolio consisted of 411 securities, 54 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s holdings in securities issued by state and political subdivisions, mortgage-backed securities—residential, collateralized mortgage obligations and small business administration, as discussed below:

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

Mortgage-backed securities—residential

All of the Company’s holdings of mortgage-backed securities—residential at year end 2012 and 2011 were issued by U.S. Government sponsored enterprises. Unrealized losses on mortgage-backed securities—residential have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities—residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

Collateralized mortgage obligations

The Company’s portfolio includes collateralized mortgage obligations issued by U.S. Government sponsored enterprises. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company monitors all securities to insure adequate credit support and as of December 31, 2012, the Company believes there is no other-than-temporarily impairment.

Small business administration

The Company’s holdings of small business administration securities are issued and backed by the full faith and credit of the U.S. Government. Unrealized losses on these small business administration securities have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

NOTE 3 LOANS

Loans at year end were as follows:

	2012	2011
Commercial real estate
Owner occupied	$95,208	$100,710
Non-owner occupied	83,405	80,585
Other	22,729	17,394
Commercial	97,112	74,875
Residential real estate
1-4 family residential	132,665	145,743
Home equity lines of credit	24,110	21,943
Consumer
Indirect	116,471	115,681
Direct	11,160	11,596
Other	1,767	1,520

Subtotal	584,627	570,047
Net deferred loan (fees) costs	1,965	1,759
Allowance for loan losses	(7,629)	(9,820)

Net loans	$578,963	$561,986

The following table presents the activity in the allowance for loan losses by portfolio segment for years ended December 31, 2012 and 2011:

December 31, 2012	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,880	$1,529	$1,802	$972	$637	$9,820
Provision for loan losses	(516)	792	469	353	(373)	725
Loans charged off	(1,225)	(918)	(806)	(1,002)	0	(3,951)
Recoveries	253	50	104	628	0	1,035

Total ending allowance balance	$3,392	$1,453	$1,569	$951	$264	$7,629

December 31, 2011	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,780	$1,707	$881	$875	$64	$9,307
Provision for loan losses	302	197	2,205	373	573	3,650
Loans charged off	(1,246)	(414)	(1,736)	(1,125)	0	(4,521)
Recoveries	44	39	452	849	0	1,384

Total ending allowance balance	$4,880	$1,529	$1,802	$972	$637	$9,820

Activity in the allowance for loan losses for the year ending December 31, 2010 was as follows:

2010
Allowance for loan losses
Beginning balance	$7,400
Provision for loan losses	8,078
Loans charged off	(6,745)
Recoveries	574

Ending balance	$9,307

The Company changed its methodology for estimating the allowance for probable incurred loan losses during 2012. Management computed the historical loss percentage based upon the loss history of the past 12 quarters. In previous years, management used a historical loss percentage based on the past 8 quarters. Using a 12 quarter loss history resulted in a larger historical loss ratio than what would have been computed using an 8 quarter history. The Company believes that using a 12 quarter loss history helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material.

December 31, 2012	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$129	$51	$0	$0	$0	$180
Collectively evaluated for impairment	3,263	1,402	1,569	951	264	7,449

Total ending allowance balance	$3,392	$1,453	$1,569	$951	$264	$7,629

Loans:
Loans individually evaluated for impairment	$8,535	$1,852	$989	$0	$0	$11,376
Loans collectively evaluated for impairment	192,116	95,260	155,193	132,647	0	575,216

Total ending loans balance	$200,651	$97,112	$156,182	$132,647	$0	$586,592

December 31, 2011	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$748	$237	$0	$0	$0	$985
Collectively evaluated for impairment	4,132	1,292	1,802	972	637	8,835

Total ending allowance balance	$4,880	$1,529	$1,802	$972	$637	$9,820

Loans:
Loans individually evaluated for impairment	$8,317	$1,341	$697	$0	$0	$10,355
Loans collectively evaluated for impairment	189,724	73,534	166,334	131,859	0	561,451

Total ending loans balance	$198,041	$74,875	$167,031	$131,859	$0	$571,806

The following table presents information related to impaired loans by class of loans as of and for year ended December 31, 2012 and 2011. The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
With no related allowance recorded:
Commercial real estate
Owner occupied	$3,916	$3,481	$0	$1,490
Non-owner occupied	560	461	0	483
Other	0	0	0	114
Commercial	1,250	1,192	0	1,075
Residential real estate
1-4 family residential	971	989	0	747

Subtotal	6,697	6,123	0	3,909

With an allowance recorded:
Commercial real estate
Owner occupied	2,207	2,169	59	3,859
Non-owner occupied	2,560	2,424	70	2,402
Other	0	0	0	119
Commercial	948	660	51	478

Subtotal	5,715	5,253	180	6,858

Total	$12,412	$11,376	$180	$10,767

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
With no related allowance recorded:
Commercial real estate
Owner occupied	$884	$762	$0	$844
Non-owner occupied	430	340	0	443
Other	800	590	0	767
Commercial	1,122	1,063	0	1,203
Residential real estate
1-4 family residential	695	697	0	697

Subtotal	3,931	3,452	0	3,954

With an allowance recorded:
Commercial real estate
Owner occupied	4,721	4,169	309	4,316
Non-owner occupied	2,455	2,456	439	2,883
Commercial	278	278	237	296

Subtotal	7,454	6,903	985	7,495

Total	$11,385	$10,355	$985	$11,449

Interest income recognized during impairment for both periods was immaterial.

The following table presents information for impaired loans as of December 31:

2010
Average of individually impaired loans during year	$7,755

Interest income recognized during impairment for 2010 was immaterial.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011:

	Nonaccrual		Loans Past Due over 90 Days Still Accruing
	2012	2011	2012	2011
Commercial real estate
Owner occupied	$3,116	$2,640	$0	$0
Non-owner occupied	799	2,795	0	0
Other	0	590	0	0
Commercial	1,081	527	0	0
Residential real estate
1-4 family residential	2,342	3,897	197	121
Home equity lines of credit	294	299	236	0
Consumer
Indirect	0	12	143	114
Direct	0	0	19	13
Other	0	0	1	2

Total	$7,632	$10,760	$596	$250

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and 2011 by class of loans:

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$259	$0	$3,116	$3,375	$91,506	$94,881
Non-owner occupied	0	0	799	799	82,320	83,119
Other	0	0	0	0	22,651	22,651
Commercial	233	15	1,081	1,329	95,783	97,112
Residential real estate
1-4 family residential	718	352	2,539	3,609	128,463	132,072
Home equity lines of credit	183	82	530	795	23,315	24,110
Consumer
Indirect	1,351	319	143	1,813	117,907	119,720
Direct	144	18	19	181	10,979	11,160
Other	15	13	1	29	1,738	1,767

Total	$2,903	$799	$8,228	$11,930	$574,662	$586,592

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$111	$0	$2,640	$2,751	$97,630	$100,381
Non-owner occupied	13	0	2,795	2,808	77,515	80,323
Other	0	0	590	590	16,747	17,337
Commercial	26	0	527	553	74,322	74,875
Residential real estate
1-4 family residential	973	361	4,018	5,352	139,736	145,088
Home equity lines of credit	128	0	299	427	21,516	21,943
Consumer
Indirect	1,458	218	126	1,802	116,941	118,743
Direct	120	41	13	174	11,422	11,596
Other	19	3	2	24	1,496	1,520

Total	$2,848	$623	$11,010	$14,481	$557,325	$571,806

Troubled Debt Restructurings:

Total troubled debt restructurings were $7.6 million and $4.3 million at December 31, 2012 and 2011 respectively. The Company has allocated $155 thousand and $48 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and 2011. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at December 31, 2012 and December 31, 2011.

During the year ending December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; a permanent increase of the recorded investment in the loan due to a protective advance to pay delinquent real estate taxes or advance new monies; or a deferral of principal payments.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 1% and 3.6% on loans with maturity periods ranging from 5 months to 41 months. One loan involved an extension of the maturity date by 5 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	3	$1,143	$1,166
Non-owner occupied	3	2,376	2,419
Other	0	0	0
Commercial	3	1,072	1,098
Residential real estate
1-4 family residential	7	508	540

Total	16	$5,099	$5,223

There were $418 thousand in charge offs and a $306 thousand decrease in the allowance for loan losses as a result of the allowance adjustment due to the troubled debt restructurings described above at December 31, 2012.

There were no loans that were modified as troubled debt restructuring for which there was a payment default within twelve months following the modification during the year ending December 31, 2012.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2012	Pass	Special Mention	Sub-standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$78,327	$5,954	$10,600	$0	$0	$94,881
Non-owner occupied	72,270	6,519	4,330	0	0	83,119
Other	17,855	4,433	363	0	0	22,651
Commercial	89,312	3,891	3,909	0	0	97,112

Total	$257,764	$20,797	$19,202	$0	$0	$297,763

December 31, 2011	Pass	Special Mention	Sub-standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$80,770	$6,359	$13,201	$51	$0	$100,381
Non-owner occupied	68,806	2,575	8,942	0	0	80,323
Other	14,491	301	2,545	0	0	17,337
Commercial	65,198	5,963	3,454	260	0	74,875

Total	$229,265	$15,198	$28,142	$311	$0	$272,916

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

December 31, 2012	Residential Real Estate		Consumer
	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Performing	$129,533	$23,580	$119,577	$11,141	$1,766
Nonperforming	2,539	530	143	19	1

Total	$132,072	$24,110	$119,720	$11,160	$1,767

December 31, 2011	Residential Real Estate		Consumer
	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Performing	$140,070	$21,644	$118,617	$11,583	$1,518
Nonperforming	4,018	299	126	13	2

Total	$145,088	$21,943	$118,743	$11,596	$1,520

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company used a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort by the Company’s Chief Financial Officer and Controller. For the year ended December 31, 2012 the fair value of Level 3 investment securities was immaterial.

Derivative Instruments

The fair values of derivative instruments are based on valuation models using observable market data as of the measurement date (Level 2).

Impaired Loans

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

Other Real Estate Owned

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S Treasury and U.S. government sponsored entities	$67,978	$0	$67,978	$0
State and political subdivisions	95,288	0	95,288	0
Corporate bonds	2,128	0	2,128	0
Mortgage-backed securities-residential	236,218	0	236,207	11
Collateralized mortgage obligations	40,595	0	40,595	0
Small business administration	21,444	0	21,444	0
Equity securities	437	437	0	0

Total investment securities	$464,088	$437	$463,640	$11

Yield maintenance provisions	$120	$0	$120	$0

Financial Liabilities
Interest rate swaps	$120	$0	$120	$0

	Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S Treasury and U.S. government sponsored entities	$55,988	$0	$55,988	$0
State and political subdivisions	82,690	0	82,690	0
Corporate bonds	769	0	769	0
Mortgage-backed securities-residential	222,718	0	222,706	12
Collateralized mortgage obligations	37,222	0	37,222	0
Small business administration	315	0	315	0
Equity securities	327	327	0	0

Total investment securities	$400,029	$327	$399,690	$12

There were no significant transfers between Level 1 and Level 2 during 2012 or 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31:

	Mortgage-Backed Securities—Residential (Level 3)
	2012	2011	2010
Balance of recurring Level 3 assets at January 1	$12	$12	$13
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0
Repayments	(1)	0	(1)
Transfers in and/or out of Level 3	0	0	0

Balance of recurring Level 3 assets at December 31	$11	$12	$12

There is no impact to earnings as a result of fair value measurements on items valued on a recurring basis, using level 3 inputs.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$928	$0	$0	$928
Non-owner occupied	775	0	0	775
Other	0	0	0	0
Commercial	869	0	0	869
1–4 family residential	43	0	0	43
Other real estate owned
1–4 family residential	57	0	0	57

	Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$1,606	$0	$0	$1,606
Non-owner occupied	2,017	0	0	2,017
Other	0	0	0	0
Commercial	41	0	0	41
Other real estate owned
Commercial real estate	270	0	0	270
1–4 family residential	76	0	0	76

Impaired loans carried at fair value that are measured for impairment using the fair value of the collateral had a principal balance of $2.6 million, with a valuation allowance of $25 thousand at December 31, 2012, resulting in an additional provision for loan losses of $997 million for the year ending December 31, 2012. At December 31, 2011, impaired loans had a carrying amount of $4.6 million, with a valuation allowance of $936 thousand. Loans measured at fair value throughout the year resulted in an additional provision for loan losses of $1.3 million for the year ending December 31, 2011. Excluded from the fair value of impaired loans, at December 31, 2012 and 2011, discussed above are $4.3 million and $2.3 million of loans with specific allowance amounts allocated and classified as troubled debt restructurings, which are not carried at fair value.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2012:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$1,548	Sales comparison	Adjustment for differences between comparable sales	-11.30% – 14.12% (-4.38%)
	155	Income approach	Adjustment for differences in net operating income	-28.36% – 19.40% (-5.47%)

Commercial	869	Sales comparison	Adjustment for differences between comparable sales	-45.19% – 20.19% (-27.05%)

Residential	43	Sales comparison	Adjustment for differences between comparable sales	-46.81% – 23.45% (-36.40%)

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $57 thousand at December 31, 2012. The Company sold fifteen other real estate owned properties during the year ended December 31, 2012. The Company recorded $97 thousand in write downs on five other real estate owned properties during the year ended December 31, 2012. At December 31, 2011, other real estate owned had a net carrying amount of $346 thousand. During the year ended December 31, 2011 five properties were charged down reflecting updated appraisals which resulted in a write-down of $115 thousand.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$37,759	$14,209	$23,550	$0	$37,759
Securities available-for-sale	464,088	437	463,640	11	464,088
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	3,624	0	3,691	0	3,691
Loans, net	578,963	0	0	586,359	586,359
Accrued interest receivable	3,679	0	2,051	1,628	3,679

Financial liabilities
Deposits	919,009	683,660	240,830	0	924,490
Short-term borrowings	79,886	0	79,886	0	79,886
Long-term borrowings	10,423	0	11,690	0	11,690
Accrued interest payable	479	2	477	0	479

December 31, 2011	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$52,422	$52,422
Securities available-for-sale	400,029	400,029
Restricted stock	4,224	n/a
Loans held for sale	677	677
Loans, net	561,986	574,391
Accrued interest receivable	3,794	3,794

Financial liabilities
Deposits	840,125	846,412
Short-term borrowings	98,088	98,088
Long-term borrowings	11,263	12,719
Accrued interest payable	585	585

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

Off-balance Sheet Instruments: The fair value of commitments is not considered material.

NOTE 5—PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2012	2011
Land	$3,223	$3,223
Buildings	20,457	16,005
Construction in progress	0	2,592
Furniture, fixtures and equipment	11,314	10,420
Leasehold Improvements	248	222

	35,242	32,462
Less accumulated depreciation	(16,813)	(16,001)

NET BOOK VALUE	$18,429	$16,461

Depreciation expense was $1.2 million for year ended December 31, 2012, $1.1 million for year ended December 31, 2011, and $1.0 million for the year ended December 31, 2010.

The Company leases certain branch properties under operating leases. Rent expense was $265, $283, and $257 thousand for 2012, 2011 and 2010. In addition to rent expense, under the leases, common area maintenance and property taxes are paid and the amount can fluctuate according to the costs incurred. Rent commitments, before considering renewal options that generally are present, were as follows:

2013	$239
2014	229
2015	166
2016	102
2017	110
Thereafter	494

TOTAL	$1,340

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchase of Farmers Trust Company in 2009 totaled $3.7 million at December 31, 2012 and 2011. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit exceeded its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$3,990	$(1,667)	$3,990	$(1,258)
Non-compete contracts	250	(250)	250	(250)

Total	$4,240	$(1,917)	$4,240	$(1,508)

Aggregate amortization expense was $409 thousand, $479 thousand, and $580 thousand for 2012, 2011 and 2010.

Estimated amortization expense for each of the next five years:

2013	$393
2014	354
2015	319
2016	285
2017	255
Thereafter	717

NOTE 7—INTEREST BEARING DEPOSITS

Time deposits of $100 thousand or more were $86.6 million and $97.9 million at year-end 2012 and 2011.

Following is a summary of scheduled maturities of certificates of deposit during the years following December 31, 2012:

2013	$63,405
2014	45,400
2015	70,950
2016	34,643
2017	15,982
Thereafter	4,969

TOTAL	$235,349

Following is a summary of year-end interest bearing deposits:

	2012	2011
Demand	$124,466	$109,550
Money Market	311,174	279,087
Savings	116,004	100,138
Certificates of Deposit	235,349	255,233

TOTAL	$786,993	$744,008

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER

SHORT-TERM BORROWINGS

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securites issued by U.S. government sponsored entities and agencies with a carrying amount of $162.0 million and $175.6 million at year ended 2012 and 2011.

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

	2012	2011	2010
Average balance during the year	$93,149	$112,635	$142,871
Average interest rate during the year	0.08%	0.24%	0.58%
Maximum month-end balance during the year	$98,531	$137,234	$148,765
Weighted average year-end interest rate	0.07%	0.23%	0.40%
Balance at year-end	$79,536	$96,988	$103,753

During 2011, the Bank paid off a short-term U.S. Treasury interest-bearing demand note.

The Bank has access to lines of credit amounting to $24.5 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion. There were no borrowings under this line at December 31, 2012 or 2011.

Farmers National Banc Corp has an unsecured $1.5 million revolving line of credit. The line can be renewed annually. The outstanding balance was $350 thousand at December 31, 2012 and $1.1 million at December 31, 2011. The interest rate is prime with a floor of 4.5%. The interest rate at December 31, 2012 and 2011 was 4.5%.

NOTE 9—FEDERAL HOME LOAN BANK ADVANCES AND OTHER LONG-TERM BORROWINGS

At year end, long-term advances from the Federal Home Loan Bank were as follows:

	2012		2011
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Fixed-rate constant payment advances, at rates from 3.16% to 4.88% at December 31, 2012	$359	4.29%	$1,134	4.35%
Convertible and putable fixed-rate advances, at rates from 2.82% to 4.45% at December 31, 2012	10,000	3.64%	10,000	3.64%

Total advances	$10,359	3.66%	$11,134	3.71%

During 2011, the Bank paid $1.2 million in prepayment fees to retire several FHLB advances totaling $11.9 million before their due date. Among the advances prepaid was a $5 million FHLB fixed-rate advance that was convertible to a floating rate advance. Also included in the prepayment during 2011, the Bank prepaid a $5 million FHLB fixed-rate advance that was putable on or after certain specific dates at the option of the FHLB. At December 31, 2012, the Bank retains $10 million of putable FHLB fixed-rate advances. The balance of these putable FHLB fixed-rate advances was also $10 million at December 31, 2011. Should the FHLB elect the put, the Bank is required to repay the advance on that date without penalty.

Federal Home Loan Bank advances are secured by a blanket pledge of residential mortgage loans totaling $95.2 million and $99.6 million at year end 2012 and 2011. Based on this collateral the Bank is eligible to borrow an additional $84.9 million at year end 2012. Each advance is subject to a prepayment penalty if paid prior to its maturity date. Scheduled repayments of long-term FHLB advances are as follows:

Maturing in:
2013	$172
2014	160
2015	5,027
2016	0
2017	5,000

TOTAL	$10,359

The Bank has a note payable secured by real estate totaling $64 thousand in 2012 and $129 thousand in 2011. This note carries a fixed interest rate of 7.50%. The remaining scheduled principal repayments of the note payable, in the amount of $64 thousand, are due during 2013.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2012		2011
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$1,172	$1,890	$440	$10,802

Unused lines of credit	$33,258	$59,049	$28,273	$46,898

Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments for 2012 have interest rates ranging from 2.88% to 4.50% and mature between ten and thirty years. The fixed rate commitments for 2011 have interest rates ranging from 4.75% to 6.25% and all mature in thirty years. Fixed rate unused lines of credit have interest rates ranging from 3.25% to 18.00% at December 31, 2012 and December 31, 2011.

Standby letters of credit are considered financial guarantees. The standby letters of credit have a contractual value of $3.8 million in 2012 and $4.0 million in 2011. The carrying amount of these items on the balance sheet is not material.

NOTE 11—STOCK OPTIONS

During 2012, the Company, with the approval of shareholders, created a Restricted Stock Award Plan. The Plan permits the award of up to 500,000 shares to its directors and employees based on performance. The Company believes that such awards better align the interests of its employees with those of its shareholders. No share awards were issued during 2012 under the Plan.

The Company’s Stock Option Plan, which was shareholder-approved and has since expired, permitted the grant of share options to its directors, officers and employees for up to 375 thousand shares of common stock. Option awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of 5 years and have 10-year contractual terms. Option exercises are expected to be satisfied with either newly issued shares or treasury shares. The fair value of the Company’s stock at December 31, 2012 and 2011 was less than the fair value option exercise price, therefore the outstanding and exercisable options had no intrinsic value.

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

There were no options granted or exercised under the Stock Option Plan during 2012, 2011 or 2010.

A summary of the activity in the stock option plan for 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Outstanding at end of year	5,000	$6.55	5.5 yrs

Exercisable at end of year	4,000	$6.55	5.5 yrs

The Company expects all outstanding options to vest. As of December 31, 2012, the total unrecognized compensation cost related to nonvested stock options granted under the Plan was immaterial.

NOTE 12—REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes as of December 31, 2012, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2012 and 2011, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Corporation’s principal source of funds for dividend payments is dividends received from the Bank and Trust. The Bank and Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively. The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years. During 2013, the Bank could, without prior approval, declare dividends of approximately $15.2 million plus any 2013 net profits retained to the date of the dividend declaration. The Trust could, without prior approval, declare dividends of $868 thousand plus any net profits retained to the date of the dividend declaration in 2013.

To bolster capital levels, the Company executed an offering of 5 million common shares of Farmers National Banc Corp stock, during January 2011. The offering of the 5 million shares at $3 per share involved a rights offering with existing shareholders, an offering with standby investors and an offering to the public. The Company issued 2,946,864 authorized but unissued common shares and reissued 2,053,136 shares of treasury stock. Total proceeds from the offering net of offering costs of $1.2 million were $13.8 million. Since the Company’s cost basis of the treasury shares was greater than the price paid for common shares issued in the rights offering, the difference of $19.3 million was recorded as a reduction to retained earnings. The Company contributed $8 million to the Bank for general operating purposes which may include, among others, payment of expenses, payments of dividends, and pursuing strategic opportunities which may be presented to the Bank from time to time.

On September 28, 2012, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to 920,000 shares of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions, for up to one year ending September 27, 2013 (the “Program”). The Program may be modified, suspended or terminated by the Company at any time. The Company repurchased 7,221 shares of its common shares during the course of 2012.

Actual and required capital amounts and ratios are presented below at year-end:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Total Capital to risk weighted assets
Consolidated	$114,876	17.35%	$52,967	8.00%	N/A	N/A
Bank	105,160	15.97%	52,667	8.00%	$65,834	10.00%
Tier I Capital to risk weighted assets
Consolidated	107,113	16.18%	26,483	4.00%	N/A	N/A
Bank	97,424	14.80%	26,334	4.00%	39,501	6.00%
Tier I Capital to average assets
Consolidated	107,113	9.54%	44,931	4.00%	N/A	N/A
Bank	97,424	8.72%	44,681	4.00%	55,851	5.00%

2011
Total Capital to risk weighted assets
Consolidated	$107,794	17.43%	$49,475	8.00%	N/A	N/A
Bank	97,773	15.85%	49,282	8.00%	$61,603	10.00%
Tier I Capital to risk weighted assets
Consolidated	99,953	16.16%	24,737	4.00%	N/A	N/A
Bank	89,981	14.60%	24,641	4.00%	36,962	6.00%
Tier I Capital to average assets
Consolidated	99,953	9.50%	42,081	4.00%	N/A	N/A
Bank	89,981	8.54%	42,119	4.00%	52,649	5.00%

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan. All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Plan. Under the terms of the Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code. The Company matches a percentage of the participants’ voluntary contributions up to 6% of gross wages. In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Plan. Total expense was $334 thousand, $300 thousand and $268 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company maintains a deferred compensation plan for certain retirees. Expense under the Plan was $13 thousand and $43 thousand for the years ended December 31, 2012 and 2010, respectively. Due to the early retirement of a participant in the Plan, future monthly benefits were reduced which resulted in a benefit of $26 thousand being recorded in 2011. The liability under the Plan at December 31, 2012 was $170 thousand and $189 thousand at December 31, 2011.

The Company also has a postretirement health care benefit Plan covering individuals retired from the Company that have met certain service and age requirements and certain other active employees that have met similar service requirements. The postretirement health care Plan includes a limit on the Company’s share of costs for recent and future retirees. Expense under this Plan for 2012, 2011, and 2010 was $34 thousand, $15 thousand and $38 thousand. The accrued postretirement benefit liability under this Plan was $375 thousand and $473 thousand at December 31, 2012 and 2011. Due to the immateriality of the Plan, the disclosures required under U.S. generally accepted accounting principles have been omitted.

NOTE 14—INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2012	2011	2010
Current expense	$2,042	$2,925	$3,332
Deferred expense (benefit)	1,013	(385)	(788)

TOTALS	$3,055	$2,540	$2,544

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

	2012	2011	2010
Statutory tax	$4,545	$4,115	$4,037
Effect of nontaxable interest	(1,203)	(1,198)	(1,062)
Bank owned life insurance, net	(179)	(183)	(158)
Effect of nontaxable life insurance death proceeds	0	(16)	(179)
Other	(108)	(178)	(94)

ACTUAL TAX	$3,055	$2,540	$2,544

Deferred tax assets (liabilities) are comprised of the following:

	2012	2011
Deferred tax assets:
Allowance for credit losses	$2,670	$3,437
Security valuation	1,772	1,775
Deferred and accrued compensation	516	457
Deferred loan fees and costs	455	461
Capital loss carryover	15	11
Post-retirement benefits	132	165
Other	259	234

Gross deferred tax assets	$5,819	$6,540

Deferred tax liabilities:
Depreciation	($1,089)	($781)
Net unrealized gain on securities available for sale	(4,073)	(4,336)
Federal Home Loan Bank dividends	(482)	(482)
Prepaid expenditures	(79)	(67)
Other	(22)	(5)

Gross deferred tax liabilities	(5,745)	(5,671)

NET DEFERRED TAX ASSET	$74	$869

No valuation allowance for deferred tax assets was recorded at December 31, 2012 and 2011. $33 thousand of the capital loss carryover, which can be used to offset future capital gain income, expires on December 31, 2013. The remaining $9 thousand expires on December 31, 2017.

At December 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

There were no penalties or interest recorded in the income statement for the years ended December 31, 2012, 2011 and 2010 and no amounts accrued for penalties or interest as of December 31, 2012 and 2011.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2009. The tax years 2009—2011 remain open to examination by the U.S. taxing authority.

NOTE 15—RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2012 were as follows:

Total loans at December 31, 2011	$1,000
New loans	54
Effect of changes in composition of related parties	0
Repayments	(229)

Total loans at December 31, 2012	$825

Deposits from principal officers, directors, and their affiliates at year-end 2012 and 2011 were $1.1 million and $651 thousand.

NOTE 16 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2012	2011	2010
Basic EPS
Net income	$9,932	$9,218	$8,991

Weighted average shares outstanding	18,791,843	18,271,580	13,563,734

Basic earnings per share	$.53	$.50	$.66

Diluted EPS
Net income	$9,932	$9,218	$8,991

Weighted average shares out-standing for basic earnings per share	18,791,843	18,271,580	13,563,734
Effect of Stock Options	0	0	0

Weighted average shares for diluted earnings per share	18,791,843	18,271,580	13,563,734

Diluted earnings per share	$.53	$.50	$.66

Stock options for 5,000 shares of common stock for 2012 and 2011 and 28,500 shares of common stock for 2010 were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 17 – INTEREST RATE SWAPS

During 2012, the Company began using a program that utilizes interest-rate swaps as part of its asset/liability management strategy. The interest-rate swaps are used to help manage the Company’s interest rate risk position and not as derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.

The objective of the interest-rate swaps is to protect the related fixed rate commercial real estate loans from changes in fair value due to changes in interest rates. The Company has a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision, which will be invoked in the event of prepayment of the loan, and is expected to exactly offset the fair value of unwinding the swap. The yield maintenance provision represents an embedded derivative which is bifurcated from the host loan contract and, as such, the swaps and embedded derivatives are not designed as hedges. Accordingly, both instruments are carried at fair value and changes in fair value are reported in current period earnings.

During 2012, the Company entered into five interest-rate swap agreements. Summary information about these interest-rate swaps as of year ended December 31, 2012 was as follows:

2012
Notional amounts	$7,060
Weighted average pay rate on interest-rate swaps	4.07%
Weighted average receive rate on interest-rate swaps	2.99%
Weighted average maturity (years)	5.8
Fair value of combined interest-rate swaps	$120

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated income statements. There were no net gains or losses recognized in earnings related to yield maintenance provisions or interest-rate swaps for the year ended December 31, 2012.

NOTE 18 – SEGMENT INFORMATION

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

Significant segment totals are reconciled to the financial statements as follows:

	Trust	Bank	Eliminations	Consolidated
December 31, 2012	Segment	Segment	and Others	Totals
Assets
Cash and cash equivalents	$636	$37,191	$(68)	$37,759
Securities available for sale	4,695	459,246	147	464,088
Loans held for sale	0	3,624	0	3,624
Net loans	0	578,963	0	578,963
Premises and equipment, net	100	18,329	0	18,429
Goodwill and other intangibles	6,032	0	0	6,032
Other assets	546	29,758	496	30,800

Total Assets	$12,009	$1,127,111	$575	$1,139,695

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$302	$1,022,092	($3,491)	$1,018,903
Stockholders’ equity	11,707	105,019	4,066	120,792

Total Liabilities and Stockholders’ Equity	$12,009	$1,127,111	$575	$1,139,695

	Trust	Bank	Eliminations	Consolidated
December 31, 2011	Segment	Segment	and Others	Totals
Assets
Cash and cash equivalents	$2,208	$50,327	$(113)	$52,422
Securities available for sale	2,388	397,513	128	400,029
Loans held for sale	0	677	0	677
Net loans	0	561,986	0	561,986
Premises and equipment, net	101	16,360	0	16,461
Goodwill and other intangibles	6,441	0	0	6,441
Other assets	463	28,904	488	29,855

Total Assets	$11,601	$1,055,767	$503	$1,067,871

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$345	$957,780	$(4,699)	$953,426
Stockholders’ equity	11,256	97,987	5,202	114,445

Total Liabilities and Stockholders’ Equity	$11,601	$1,055,767	$503	$1,067,871

	Trust	Bank	Eliminations	Consolidated
For year ended 2012	Segment	Segment	and Others	Totals
Net interest income	$47	$36,871	$(20)	$36,898
Provision for loan losses	0	725	0	725
Service fees, security gains and other noninterest income	5,571	7,192	(185)	12,578
Noninterest expense	4,918	30,024	822	35,764

Income before taxes	700	13,314	(1,027)	12,987
Income tax	244	3,160	(349)	3,055

Net Income	$456	$10,154	($678)	$9,932

	Trust	Bank	Eliminations	Consolidated
For year ended 2011	Segment	Segment	and Others	Totals
Net interest income	$41	$36,605	$(49)	$36,597
Provision for loan losses	0	3,650	0	3,650
Service fees, security gains and other noninterest income	5,422	7,304	(187)	12,539
Noninterest expense	4,833	28,237	658	33,728

Income before taxes	630	12,022	(894)	11,758
Income tax	218	2,626	(304)	2,540

Net Income	$412	$9,396	$(590)	$9,218

	Trust	Bank	Eliminations	Consolidated
For year ended 2010	Segment	Segment	and Others	Totals
Net interest income	$61	$37,349	$(43)	$37,367
Provision for loan losses	0	8,078	0	8,078
Service fees, security gains and other noninterest income	5,053	7,839	318	13,210
Noninterest expense	4,588	25,893	483	30,964

Income before taxes	526	11,217	(208)	11,535
Income tax	182	2,445	(83)	2,544

Net Income	$344	$8,772	$(125)	$8,991

Bank segment includes Farmers National Insurance.

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended 2012	March 31	June 30	September 30	December 31
Total interest income	$10,886	$10,903	$10,630	$10,691
Total interest expense	1,665	1,583	1,529	1,435

Net interest income	9,221	9,320	9,101	9,256
Provision for loan losses	0	400	325	0
Noninterest income	2,719	2,821	3,367	3,671
Noninterest expense	8,630	8,773	8,896	9,465

Income before income taxes	3,310	2,968	3,247	3,462
Income taxes	790	682	758	825

Net income	$2,520	$2,286	$2,489	$2,637

Earnings per share—basic and diluted	$0.13	$0.12	$0.13	$0.14

Quarter Ended 2011	March 31	June 30	September 30	December 31
Total interest income	$11,129	$11,194	$11,218	$10,893
Total interest expense	2,046	2,037	1,983	1,771

Net interest income	9,083	9,157	9,235	9,122
Provision for loan losses	1,875	1,075	700	0
Noninterest income	2,617	2,694	2,696	4,532
Noninterest expense	7,814	8,092	8,177	9,645

Income before income taxes	2,011	2,684	3,054	4,009
Income taxes	321	567	683	969

Net income	$1,690	$2,117	$2,371	$3,040

Earnings per share—basic and diluted	$0.10	$0.11	$0.13	$0.16

The Company sold certain investment securities and recognized security gains of $473 thousand during the third quarter and $586 thousand during the fourth quarter of 2012. During the fourth quarter of 2011, the Bank sold certain investment securities and recognized security gains of $1.8 million. Also, during the fourth quarter of 2011, the Bank prepaid $11.9 million of FHLB advances and incurred a $1.2 million prepayment penalty, which is included in noninterest expense.

NOTE 20—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only). This information should be read in conjunction with the consolidated financial statements and related notes.

December 31, BALANCE SHEETS	2012	2011
Assets:
Cash	$3,826	$5,743
Investment in subsidiaries
Bank	105,019	97,987
Trust	11,707	11,256
Securities available for sale	147	128
Other	523	488

TOTAL ASSETS	$121,222	$115,602

Liabilities:
Other liabilities	$59	$31
Note payable	350	1,100
Other accounts payable	21	26

TOTAL LIABILITIES	430	1,157

Stockholders’ equity:
Common stock	104,504	104,261
Retained earnings	8,683	2,133
Accumulated other comprehensive income	7,647	8,051
Treasury stock, at cost; 7,234 shares in 2012 and 13 shares in 2011	(42)	0

TOTAL STOCKHOLDERS’ EQUITY	120,792	114,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,222	$115,602

STATEMENTS OF INCOME
Years ended December 31,	2012	2011	2010
Income:
Dividends from subsidiaries
Bank	$2,712	$1,654	$0
Trust	0	0	1,730
Interest and dividends on securities	4	3	3
Security gains/(losses)	0	(11)	0
Other income	0	0	225

TOTAL INCOME	2,716	1,646	1,958
Interest on borrowings	(24)	(52)	(46)
Other expenses	(1,007)	(834)	(465)

Income before income tax benefit and undistributed subsidiary income	1,685	760	1,447
Income tax benefit	349	304	109
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	7,442	7,742	8,821
Trust	456	412	(1,386)

NET INCOME	$9,932	$9,218	$8,991

STATEMENTS OF CASH FLOWS
Years ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net income	$9,932	$9,218	$8,991
Adjustments to reconcile net income to net cash from operating activities:
Impairment of securities	0	11	0
Equity in undistributed net income of subsidiaries	(7,898)	(8,154)	(7,435)
Other	(20)	(58)	(356)

NET CASH FROM OPERATING ACTIVITIES	2,014	1,017	1,200

Cash flows from investing activities:
Capital contribution to subsidiaries	0	(8,000)	0

NET CASH FROM INVESTING ACTIVITIES	0	(8,000)	0

Cash flows from financing activities:
Purchase of treasury shares	(42)	0	0
Net proceeds from issuance of common shares	0	13,772	0
Cash dividends paid	(3,382)	(2,241)	(1,626)
Net changes in borrowings	(750)	0	350
Proceeds from dividend reinvestment	243	504	492

NET CASH FROM FINANCING ACTIVITIES	(3,931)	12,035	(784)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,917)	5,052	416
Beginning cash and cash equivalents	5,743	691	275

Ending cash and cash equivalents	$3,826	$5,743	$691

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2012, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2012 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

Crowe Horwath LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2012. The audit report by Crowe Horwath is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a –15(f) under the Exchange Act) that occurred during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 25, 2013 (the “2013 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2013 Annual Meeting to be filed with the Commission (“2013 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of Farmers is incorporated herein by reference from the information provided under the caption “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in 2013 Proxy Statement. These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2012 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2013 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2013 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Interlocks and Insider Participation” in the 2013 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Report” in the 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Proposal Four — Adoption And Approval Of The Farmers National Banc Corp. 2012 Equity Incentive Plan” in the 2013 Proxy Statement.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2013 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2013 Proxy Statement.

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

/s/ John S. Gulas John S. Gulas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013

/s/ Carl D. Culp Carl D. Culp	Executive Vice President and Treasurer (Principal Financial Officer)	March 13, 2013

/s/ Joseph W. Sabat Joseph W. Sabat	Controller (Principal Accounting Officer)	March 13, 2013

/s/ Gregory C. Bestic Gregory C. Bestic	Director	March 13, 2013

/s/ Anne Frederick Crawford Anne Frederick Crawford	Director	March 13, 2013

/s/ Lance J. Ciroli Lance J. Ciroli	Chairman of the Board	March 13, 2013

/s/ Ralph D. Macali Ralph D. Macali	Director	March 13, 2013

/s/ David Z. Paull David Z. Paull	Director	March 13, 2013

/s/ Earl R. Scott Earl R. Scott	Director	March 13, 2013

/s/ Gregg Strollo Gregg Strollo	Director	March 13, 2013

/s/ Ronald V. Wertz Ronald V. Wertz	Director	March 13, 2013

The above-named directors and officers of the Registrant sign this Annual Report on Form 10-K by John S. Gulas and Carl D. Culp, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors and officers, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated.

By:	/s/ John S. Gulas
John S. Gulas
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Carl D. Culp
Carl D. Culp
Executive Vice President and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to Farmers’ Registration Statement on Form S-3 filed with the Commission on October 3, 2001 (File No. 333-70806).

3.2	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.2 to Farmers’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed with the Commission on August 9, 2011).

10.1*	Farmers National Banc Corp. 1999 Stock Option Plan (incorporated by reference from Exhibit A to Farmers National Banc Corp’s definitive proxy statement, filed with the Commission on February 24, 1999).

10.2*	Deferred Compensation Agreement, dated January 1, 2005, between Farmers National Bank of Canfield and Frank L. Paden (incorporated by reference from Exhibit 10.2 to Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 14, 2011).

10.3*	Farmers National Banc Corp. 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 8, 2012).

10.4*	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 24, 2011).

10.5*	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).

10.6*	Farmers National Banc Corp. Form of Award Agreement under Long-Term Incentive Plan (filed herewith)

10.7*	Nonemployee Director Compensation (filed herewith)

10.8	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).

10.9*	Retirement Agreement by and between Farmers National Banc Corp., the Farmers National Bank of Canfield and Frank L. Paden (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).

10.10*	Amended and Restated Employment Agreement with John S. Gulas (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on January 5, 2012).

10.11*	Amended and Restated Employment Agreement with Carl D. Culp (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on January 5, 2012).

10.12*	Amended and Restated Employment Agreement with Mark L. Graham (incorporated by reference from Exhibit 10.3 to Farmers’ Current Report on Form 8-K filed with the Commission on January 5, 2012).

10.13*	Amended and Restated Employment Agreement with Kevin J. Helmick (incorporated by reference from Exhibit 10.4 to Farmers’ Current Report on Form 8-K filed with the Commission on January 5, 2012).

Exhibit Number	Description

21	Subsidiaries of Farmers (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Powers of Attorney of Directors and Executive Officers (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of John S. Gulas, President and Chief Executive Officer of Farmers (principal executive officer)(filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of John S. Gulas, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).

101.INS†	XBRL Instance Document (filed herewith).

101.SCH†	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase.

*	Constitutes a management contract or compensatory plan or arrangement.
†	In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President and Treasurer, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.