Form 10-Q
period 2013-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2013-05-09
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, No Par Value	18,795,048 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$14,013	$14,209
Federal funds sold and other	43,299	23,550

TOTAL CASH AND CASH EQUIVALENTS	57,312	37,759

Securities available for sale	439,540	464,088
Loans held for sale	4,330	3,624
Loans	592,520	586,592
Less allowance for loan losses	7,508	7,629

NET LOANS	585,012	578,963

Premises and equipment, net	18,143	18,429
Goodwill	3,709	3,709
Other intangibles	2,225	2,323
Bank owned life insurance	15,658	15,541
Other assets	17,170	15,259

TOTAL ASSETS	$1,143,099	$1,139,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$139,412	$132,016
Interest-bearing	776,443	786,993

TOTAL DEPOSITS	915,855	919,009

Short-term borrowings	91,302	79,886
Long-term borrowings	10,357	10,423
Other liabilities	5,009	9,585

TOTAL LIABILITIES	1,022,523	1,018,903

Commitments and contingent liabilities
Stockholders’ Equity:
Common Stock - Authorized 35,000,000 shares in 2013 and 25,000,000 shares in 2012: issued 18,802,282 in 2013 and 2012	104,503	104,504
Retained earnings	10,124	8,683
Accumulated other comprehensive income	5,991	7,647
Treasury stock, at cost; 7,234 shares in 2013 and 2012	(42)	(42)

TOTAL STOCKHOLDERS’ EQUITY	120,576	120,792

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,143,099	$1,139,695

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands except Per Share Data) For the Three Months Ended
	March 31, 2013	March 31, 2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	7,568	$7,996
Taxable securities	1,908	2,106
Tax exempt securities	727	713
Dividends	53	50
Federal funds sold and other interest income	10	21

TOTAL INTEREST AND DIVIDEND INCOME	10,266	10,886

INTEREST EXPENSE
Deposits	1,187	1,525
Short-term borrowings	12	42
Long-term borrowings	99	98

TOTAL INTEREST EXPENSE	1,298	1,665

NET INTEREST INCOME	8,968	9,221
Provision for loan losses	255	0

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,713	9,221

NONINTEREST INCOME
Service charges on deposit accounts	491	474
Bank owned life insurance income	117	135
Trust fees	1,346	1,418
Insurance agency commissions	42	36
Security gains (includes $14 thousand accumulated other comprehensive income reclassification for unrealized net gains on available-for-sale securities)	14	0
Investment commissions	262	186
Net gains on sale of loans	114	65
Other operating income	489	405

TOTAL NONINTEREST INCOME	2,875	2,719

NONINTEREST EXPENSES
Salaries and employee benefits	5,205	4,729
Occupancy and equipment	1,026	961
State and local taxes	329	307
Professional fees	484	407
Advertising	180	248
FDIC insurance	177	186
Intangible amortization	98	102
Core processing charges	346	388
Other operating expenses	1,243	1,302

TOTAL NONINTEREST EXPENSES	9,088	8,630

INCOME BEFORE INCOME TAXES	2,500	3,310
INCOME TAXES (includes $5 thousand income tax expense from reclassification items)	495	790

NET INCOME	$2,005	$2,520

NET INCOME PER SHARE - basic and diluted	$0.11	$0.13

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	For the Three Months Ended
	March 31, 2013	March 31, 2012
NET INCOME	$2,005	$2,520
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	(2,534)	(856)
Reclassification adjustment for (gains) losses realized in income	(14)	0

Net unrealized holding gains (losses)	(2,548)	(856)
Income tax effect	892	300

Unrealized holding gains (losses), net of reclassification and tax	(1,656)	(556)

COMPREHENSIVE INCOME	$349	$1,964

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,005	$2,520
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	255	0
Depreciation and amortization	439	413
Net amortization of securities	660	584
Security gains	(14)	0
(Gain) Loss on sale of other real estate owned	9	0
Increase in bank owned life insurance	(117)	(134)
Origination of loans held for sale	(7,420)	(5,532)
Proceeds from loans held for sale	6,828	3,079
Net gains on sale of loans	(114)	(65)
Net change in other assets and liabilities	(787)	(1,966)

NET CASH FROM OPERATING ACTIVITIES	(1,744)	(1,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	22,322	15,684
Proceeds from sales of securities available for sale	32	0
Purchases and settlements of securities available for sale	(5,759)	(29,106)
Loan originations and payments, net	(6,407)	(5,210)
Proceeds from sales of other real estate owned	19	56
Additions to premises and equipment	(30)	(852)

NET CASH FROM INVESTING ACTIVITIES	10,177	(19,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(3,154)	46,468
Net change in short-term borrowings	11,416	(8,170)
Repayment of Federal Home Loan Bank borrowings and other debt	(66)	(611)
Cash dividends paid	(564)	(1,126)
Proceeds from dividend reinvestment	0	121

NET CASH FROM FINANCING ACTIVITIES	7,632	36,682

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,553	16,153
Beginning cash and cash equivalents	37,759	52,422

Ending cash and cash equivalents	$57,312	$68,575

Supplemental cash flow information:
Interest paid	$1,326	$1,677
Income taxes paid	$0	$0
Supplemental noncash disclosures:
Transfer of loans to other real estate	$103	$15

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Farmers National Insurance. The consolidated financial statements include the accounts of the Company, the Bank and its subsidiary and the Trust. All significant intercompany balances and transactions have been eliminated in the consolidation.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year. Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post retirement health plan, which are recognized as separate components of equity, net of tax effects. For the three-month period ended March 31, 2013, there was no change in the funded status of the plan.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 with the primary objective of improving the reporting of reclassifications out of accumulated other comprehensive income (AOCI). For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. Generally Accepted Accounting Principles (U.S. GAAP), the ASU requires an entity to report the effect of these reclassifications out of AOCI on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes. For AOCI items that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. The Company adopted this ASU for the period ended March 31, 2013, by adding the additional disclosures to the consolidated statements of income.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(In Thousands of Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
U.S. Treasury and U.S. government sponsored entities	$60,552	$1,402	$0	$61,954
State and political subdivisions	90,389	4,532	(488)	94,433
Corporate bonds	2,147	10	(5)	2,152
Mortgage-backed securities - residential	217,190	4,362	(853)	220,699
Collateralized mortgage obligations	38,820	385	(568)	38,637
Small business administration	21,234	5	(229)	21,010
Equity securities	121	537	(3)	655

Totals	$430,453	$11,233	$(2,146)	$439,540

(In Thousands of Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. Treasury and U.S. government sponsored entities	$66,378	$1,601	$(1)	$67,978
State and political subdivisions	90,466	5,067	(245)	95,288
Corporate bonds	2,123	12	(7)	2,128
Mortgage-backed securities - residential	231,582	5,112	(476)	236,218
Collateralized mortgage obligations	40,333	336	(74)	40,595
Small business administration	21,432	74	(62)	21,444
Equity securities	139	303	(5)	437

Totals	$452,453	$12,505	$(870)	$464,088

Proceeds from the sale of equity securities were $32 thousand during the three month period ended March 31, 2013. Gross gains of $14 thousand were realized on these sales. There were no security sales during the three months ended March 31, 2012.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2013
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$13,761	$13,960
One to five years	77,217	79,989
Five to ten years	46,135	48,020
Beyond ten years	15,975	16,570
Mortgage-backed, CMO and SBA securities	277,244	280,346

Total	$430,332	$438,885

The following table summarizes the investment securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by major security type and length of time in a continuous unrealized loss position. Unrealized losses for mortgage-backed securities – residential, rounded to less than $1 thousand in 2012. In addition, small business administration securities had unrealized losses that rounded to less than $1 thousand in 2013 and 2012.

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Available-for-sale
State and political subdivisions	$17,863	$(488)	$0	$0	$17,863	$(488)
Corporate bonds	1,389	(5)	0	0	1,389	(5)
Mortgage-backed securities – residential	93,114	(852)	38	(1)	93,152	(853)
Collateralized mortgage obligations	23,344	(568)	0	0	23,344	(568)
Small business administration	18,660	(229)	35	0	18,695	(229)
Equity securities	0	0	12	(3)	12	(3)

Total	$154,370	$(2,142)	$85	$(4)	$154,455	$(2,146)

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$5,490	$(1)	$0	$0	$5,490	$(1)
State and political subdivisions	12,079	(245)	0	0	12,079	(245)
Corporate bonds	887	(7)	0	0	887	(7)
Mortgage-backed securities – residential	97,598	(476)	52	0	97,650	(476)
Collateralized mortgage obligations	23,132	(74)	0	0	23,132	(74)
Small business administration	7,853	(62)	37	0	7,890	(62)
Equity securities	0	0	8	(5)	8	(5)

Total	$147,039	$(865)	$97	$(5)	$147,136	$(870)

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

As of March 31, 2013, the Company’s security portfolio consisted of 405 securities, 60 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities as discussed below.

Unrealized losses on U.S. Treasury and U.S. government-sponsored entities have not been recognized into income because the securities are of high credit quality, management does not have the intent to sell these securities before their anticipated recovery and the decline in fair value is largely due to fluctuations in market interest rates and not credit quality. Consequently, the fair value of such debt securities is expected to recover as the securities approach their maturity date.

Unrealized losses on debt securities issued by state and political subdivisions have not been recognized into income. Generally these securities have maintained their investment grade ratings and management does not have the intent to sell these securities before their anticipated recovery. The fair value is expected to recover as the securities approach their maturity date.

All of the Company’s holdings of collateralized mortgage obligations and mortgage-backed securities-residential were issued by U.S. government-sponsored entities. Unrealized losses on these securities- have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities-residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be OTTI.

Management does not believe any unrealized losses on small business administration securities represent an other-than-temporary impairment. The securities are issued and backed by the full faith and credit of the U.S. Government and the Company does not have the intent to sell these securities before their anticipated recovery. The fair value of these securities is expected to recover as they approach their maturity.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2013	December 31, 2012
Commercial real estate
Owner occupied	$92,829	$95,208
Non-owner occupied	94,807	83,405
Other	17,364	22,729
Commercial	99,593	97,112
Residential real estate
1-4 family residential	130,609	132,665
Home equity lines of credit	25,524	24,110
Consumer
Indirect	117,309	116,471
Direct	10,614	11,160
Other	1,837	1,767

Subtotal	590,486	584,627
Net deferred loan costs	2,034	1,965
Allowance for loan losses	(7,508)	(7,629)

Net loans	$585,012	$578,963

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,392	$1,453	$1,569	$951	$264	$7,629
Provision for loan losses	(56)	1	35	250	25	255
Loans charged off	(81)	(80)	(102)	(400)	0	(663)
Recoveries	102	11	8	166	0	287

Ending balance	$3,357	$1,385	$1,510	$967	$289	$7,508

Three Months Ended March 31, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,880	$1,529	$1,802	$972	$637	$9,820
Provision for loan losses	230	13	72	145	(460)	0
Loans charged off	(85)	(42)	(245)	(249)	0	(621)
Recoveries	35	18	13	181	0	247

Ending balance	$5,060	$1,518	$1,642	$1,049	$177	$9,446

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

March 31, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$168	$31	$0	$0	$0	$199
Collectively evaluated for impairment	3,189	1,354	1,510	967	289	7,309

Total ending allowance balance	$3,357	$1,385	$1,510	$967	$289	$7,508

Loans:
Loans individually evaluated for impairment	$7,495	$1,828	$1,112	$0	$0	$10,435
Loans collectively evaluated for impairment	196,791	97,765	154,441	133,088	0	582,085

Total ending loans balance	$204,286	$99,593	$155,553	$133,088	$0	$592,520

December 31, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$129	$51	$0	$0	$0	$180
Collectively evaluated for impairment	3,263	1,402	1,569	951	264	7,449

Total ending allowance balance	$3,392	$1,453	$1,569	$951	$264	$7,629

Loans:
Loans individually evaluated for impairment	$8,535	$1,852	$989	$0	$0	$11,376
Loans collectively evaluated for impairment	192,116	95,260	155,193	132,647	0	575,216

Total ending loans balance	$200,651	$97,112	$156,182	$132,647	$0	$586,592

The following tables present information related to impaired loans by class of loans as of March 31, 2013 and December 31, 2012:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2013
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,521	$2,393	$0
Non-owner occupied	546	447	0
Commercial	2,071	1,669	0
Residential real estate
1-4 family residential	911	937	0
Home equity lines of credit	183	175	0

Subtotal	6,232	5,621	0

With an allowance recorded:
Commercial real estate
Owner occupied	2,767	2,744	126
Non-owner occupied	2,050	1,911	42
Commercial	159	159	31

Subtotal	4,976	4,814	199

Total	$11,208	$10,435	$199

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2012
With no related allowance recorded:
Commercial real estate
Owner occupied	$3,916	$3,481	$0
Non-owner occupied	560	461	0
Commercial	1,250	1,192	0
Residential real estate
1-4 family residential	971	989	0

Subtotal	6,697	6,123	0

With an allowance recorded:
Commercial real estate
Owner occupied	2,207	2,169	59
Non-owner occupied	2,560	2,424	70
Commercial	948	660	51

Subtotal	5,715	5,253	180

Total	$12,412	$11,376	$180

The following table presents the average recorded investment by class for the three month periods ended March 31, 2013 and 2012:

(In Thousands of Dollars)	Average Recorded Investment for Three Months Ended March 31,
	2013	2012
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,692	$339
Non-owner occupied	453	328
Other	0	200
Commercial	1,384	1,004
Residential real estate
1-4 family residential	940	677
Home equity lines of credit	175	0

Subtotal	5,644	2,548

With an allowance recorded:
Commercial real estate
Owner occupied	2,770	4,559
Non-owner occupied	2,029	2,661
Other	0	279
Commercial	496	270

Subtotal	5,295	7,769

Total	$10,939	$10,317

Interest income recognized during impairment for both periods was immaterial.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$2,736	$0	$3,116	$0
Non-owner occupied	670	0	799	0
Other	0	0	0	0
Commercial	1,014	0	1,081	0
Residential real estate
1-4 family residential	2,282	170	2,342	197
Home equity lines of credit	299	86	294	236
Consumer
Indirect	0	123	0	143
Direct	0	13	0	19
Other	0	2	0	1

Total	$7,001	$394	$7,632	$596

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2013
Commercial real estate
Owner occupied	$238	$0	$2,736	$2,974	$89,532	$92,506
Non-owner occupied	0	0	670	670	93,807	94,477
Other	458	0	0	458	16,845	17,303
Commercial	43	72	1,014	1,129	98,464	99,593
Residential real estate
1-4 family residential	732	265	2,452	3,449	126,580	130,029
Home equity lines of credit	61	96	385	542	24,982	25,524
Consumer
Indirect	1,203	241	123	1,567	119,070	120,637
Direct	136	16	13	165	10,449	10,614
Other	12	2	2	16	1,821	1,837

Total	$2,883	$692	$7,395	$10,970	$581,550	$592,520

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2012
Commercial real estate
Owner occupied	$259	$0	$3,116	$3,375	$91,506	$94,881
Non-owner occupied	0	0	799	799	82,320	83,119
Other	0	0	0	0	22,651	22,651
Commercial	233	15	1,081	1,329	95,783	97,112
Residential real estate
1-4 family residential	718	352	2,539	3,609	128,463	132,072
Home equity lines of credit	183	82	530	795	23,315	24,110
Consumer
Indirect	1,351	319	143	1,813	117,907	119,720
Direct	144	18	19	181	10,979	11,160
Other	15	13	1	29	1,738	1,767

Total	$2,903	$799	$8,228	$11,930	$574,662	$586,592

Troubled Debt Restructurings:

Total troubled debt restructurings were $7.8 million and $7.6 million at March 31, 2013 and December 31, 2012, respectively. The Company has allocated $118 thousand and $155 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012. There are $44 thousand in commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at March 31, 2013. There were no commitments at December 31, 2012.

During the three month periods ended March 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; a permanent increase of the recorded investment in the loan due to a protective advance to pay delinquent real estate taxes or advance new monies; or a deferral of principal payments.

Troubled debt restructuring modifications involved a change in the notes stated interest rate in the range of and increase of .25% to a reduction of 1.75%. There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of 3 months to 102 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ended March 31, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$226	$239
Commercial	4	486	519
Residential real estate
HELOC	2	133	133

Total	8	$845	$891

There were $16 thousand in charge offs and a $3 thousand increase in the allowance for loan losses as a result of the allowance adjustment due to the troubled debt restructurings described above at March 31, 2013.

There was one loan that was modified as a troubled debt restructuring for which there was a payment default within twelve months following the modification during the three month period ended March 31, 2013.

During the three month period ended March 31, 2012 there was one troubled debt restructuring that involved the reduction of the stated interest rate on a commercial and industrial loan. There were no modifications involving an extension of the maturity date. The pre-modification outstanding recorded investment for this loan was $462 thousand and the post-modification outstanding recorded investment was $467 thousand.

The troubled debt restructuring described above had an immaterial affect on the allowance for loan losses at March 31, 2012. There were no charge offs as a result of the allowance adjustment.

There was one residential real estate loan modified as troubled debt restructurings for which there was a payment default during the twelve months following the modification during the period ended March 31, 2012. The loan was past due 33 days at March 31, 2012. There was no additional provision or any impact to the allowance for losses associated with this loan. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
March 31, 2013
Commercial real estate
Owner occupied	$76,397	$5,968	$10,141	$0	$0	$92,506
Non-owner occupied	81,052	9,773	3,652	0	0	94,477
Other	15,886	1,059	358	0	0	17,303
Commercial	92,416	3,457	3,720	0	0	99,593

Total	$265,751	$20,257	$17,871	$0	$0	$303,879

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
December 31, 2012
Commercial real estate
Owner occupied	$78,327	$5,954	$10,600	$0	$0	$94,881
Non-owner occupied	72,270	6,519	4,330	0	0	83,119
Other	17,855	4,433	363	0	0	22,651
Commercial	89,312	3,891	3,909	0	0	97,112

Total	$257,764	$20,797	$19,202	$0	$0	$297,763

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of March 31, 2013 and December 31, 2012. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
March 31, 2013
Performing	$127,577	$25,139	$120,514	$10,601	$1,835
Nonperforming	2,452	385	123	13	2

Total	$130,029	$25,524	$120,637	$10,614	$1,837

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2012
Performing	$129,533	$23,580	$119,577	$11,141	$1,766
Nonperforming	2,539	530	143	19	1

Total	$132,072	$24,110	$119,720	$11,160	$1,767

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

Summary information about these interest-rate swaps at periods ended March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
Notional amounts	$13,542	$7,060
Weighted average pay rate on interest-rate swaps	4.23%	4.07%
Weighted average receive rate on interest-rate swaps	3.12%	2.99%
Weighted average maturity (years)	4.7	5.8
Fair value of combined interest-rate swaps	$207	$120

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated income statements. For the period ended March 31, 2013 the gross fair value adjustment recorded was $181 thousand with a net zero gain recognized in earnings. The Company had no interest-rate swaps recorded at March 31, 2012.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

(In Thousands, except Share and Per Share Data)	Three Months Ended March 31,
	2013	2012
Basic EPS computation
Numerator – Net income	$2,005	$2,520
Denominator – Weighted average shares outstanding	18,795,048	18,765,814
Basic earnings per share	$.11	$.13

Diluted EPS computation
Numerator – Net income	$2,005	$2,520
Denominator – Weighted average shares outstanding for basic earnings per share	18,795,048	18,765,814
Effect of Stock Options	0	0

Weighted averages shares for diluted earnings per share	18,795,048	18,765,814

Diluted earnings per share	$.11	$.13

Stock options for 5,000 shares were not considered in the computing of diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, because they were antidilutive.

On April 25, 2013, at the annual meeting of stockholders, a vote to authorize an additional 10 million shares for future issuance was approved. The date of record for the action was March 6, 2013.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created a Restricted Stock Award Plan. The Plan permits the award of up to 500 thousand shares to its directors and employees based on performance. The Company believes that such awards better align the interests of its employees with those of its shareholders. No share awards were issued during the period ended March 31, 2013 or 2012 under the Plan.

The Company’s Stock Option Plan, which was shareholder-approved and has since expired, permitted the grant of share options to its directors, officers and employees for up to 375 thousand shares of common stock. Option awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of 5 years and have 10-year contractual terms. Option exercises are expected to be satisfied with either newly issued shares or treasury shares. At March 31, 2013 there were 5,000 outstanding options of which 4,000 were fully vested and exercisable. The fair value of the Company’s stock at March 31, 2013 was less than the fair value option exercise price; therefore the outstanding and exercisable options had no intrinsic value.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the three month period ended March 31, 2013 was not material. No related income tax benefit was recorded.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company used a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort by the Company’s Chief Financial Officer and Controller. For the period ended March 31, 2013 and for the year ended December 31, 2012 the fair value of Level 3 investment securities was immaterial.

Derivative Instruments: The fair values of derivative instruments are based on valuation models using observable market data as of the measurement date (Level 2).

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

Assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2013 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$61,954	$0	$61,954	$0
State and political subdivisions	94,433	0	94,433	0
Corporate bonds	2,152	0	2,152	0
Mortgage-backed securities-residential	220,699	0	220,688	11
Collateralized mortgage obligations	38,637	0	38,637	0
Small business administration	21,010	0	21,010	0
Equity securities	655	655	0	0

Total investment securities	$439,540	$655	$438,874	$11

Yield maintenance provisions	$207	$0	$207	$0

Financial Liabilities
Interest rate swaps	$207	$0	$207	$0

		Fair Value Measurements at December 31, 2012 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$67,978	$0	$67,978	$0
State and political subdivisions	95,288	0	95,288	0
Corporate bonds	2,128	0	2,128	0
Mortgage-backed securities-residential	236,218	0	236,207	11
Collateralized mortgage obligations	40,595	0	40,595	0
Small business administration	21,444	0	21,444	0
Equity securities	437	437	0	0

Total investment securities	$464,088	$437	$463,640	$11

Yield maintenance provisions	$120	$0	$120	$0

Financial Liabilities
Interest rate swaps	$120	$0	$120	$0

There were no significant transfers between Level 1 and Level 2 during the three month periods ended March 31, 2013 and 2012.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
(In Thousands of Dollars)	Three Months Ended March 31,
	2013	2012
Beginning balance	$11	$12
Total unrealized gains or losses:
Included in other comprehensive income or loss	0	0
Repayments	0	0
Transfer in and/or out of Level 3	0	0

Ending balance	$11	$12

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013 Using:
(In Thousands of Dollars)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$980	$0	$0	$980
Non-owner occupied	606	0	0	606
Commercial	891	0	0	891
1 – 4 family residential	42	0	0	42
Other real estate owned
1 – 4 family residential	45	0	0	45

	Fair Value Measurements at December 31, 2012 Using:
(In Thousands of Dollars)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$928	$0	$0	$928
Non-owner occupied	775	0	0	775
Commercial	869	0	0	869
1 – 4 family residential	43	0	0	43
Other real estate owned
1 – 4 family residential	57	0	0	57

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.6 million with a valuation allowance of $84 thousand at March 31, 2013, resulting in an additional provision for loan losses of $180 thousand for the three month period. At December 31, 2012, impaired loans had a principal balance of $2.6 million, with a valuation allowance of $25 thousand. For loans carried at fair value the additional provision for loan losses, for the three month period ended March 31, 2012, was $81 thousand. Excluded from the fair value of impaired loans, at March 31, 2013 and December 31, 2012, discussed above are $4.0 million and $4.3 million of loans classified as troubled debt restructurings, which are not carried at fair value.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at period ended March 31, 2013 and December 31, 2012:

March 31, 2013	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$1,586	Sales comparison	Adjustment for differences between comparable sales	-11.30% - 14.12% (-4.85%)
Commercial	891	Sales comparison	Adjustment for differences between comparable sales	-45.19% - 20.19% (-27.05%)
Residential	42	Sales comparison	Adjustment for differences between comparable sales	46.81% - 23.45% (-36.40)

December 31, 2012	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$1,548	Sales comparison	Adjustment for differences between comparable sales	-11.30% - 14.12% (-4.38%)
	155	Income approach	Adjustment for differences in net operating income	-28.36% - 19.40% (-5.47%)
Commercial	869	Sales comparison	Adjustment for differences between comparable sales	-45.19% - 20.19% (-27.05%)
Residential	43	Sales comparison	Adjustment for differences between comparable sales	-46.81% - 23.45% (-36.40%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at March 31, 2013 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,312	$14,013	$43,299	$0	$57,312
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	4,330	0	4,421	0	4,421
Loans, net	585,012	0	0	591,116	591,116
Accrued interest receivable	3,890	0	2,184	1,706	3,890
Financial liabilities
Deposits	915,855	685,885	234,739	0	920,624
Short-term borrowings	91,302	0	91,302	0	91,302
Long-term borrowings	10,357	0	11,534	0	11,534
Accrued interest payable	449	6	443	0	449

		Fair Value Measurements at December 31, 2012 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$37,759	$14,209	$23,550	$0	$37,759
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	3,624	0	3,691	0	3,691
Loans, net	578,963	0	0	586,359	586,359
Accrued interest receivable	3,679	0	2,051	1,628	3,679
Financial liabilities
Deposits	919,009	683,660	240,830	0	924,490
Short-term borrowings	79,886	0	79,886	0	79,886
Long-term borrowings	10,423	0	11,690	0	11,690
Accrued interest payable	479	2	477	0	479

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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
March 31, 2013
Assets
Cash and cash equivalents	$651	$56,746	$(85)	$57,312
Securities available for sale	4,967	434,433	140	439,540
Loans held for sale	0	4,330	0	4,330
Net loans	0	585,012	0	585,012
Premises and equipment, net	95	18,048	0	18,143
Goodwill and other intangibles	5,934	0	0	5,934
Other assets	885	31,338	605	32,828

Total Assets	$12,532	$1,129,907	$660	$1,143,099

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$703	$1,025,837	$(4,017)	$1,022,523
Stockholders’ equity	11,829	104,070	4,677	120,576

Total Liabilities and Stockholders’ Equity	$12,532	$1,129,907	$660	$1,143,099

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2012
Assets
Cash and cash equivalents	$636	$37,191	$(68)	$37,759
Securities available for sale	4,695	459,246	147	464,088
Loans held for sale	0	3,624	0	3,624
Net loans	0	578,963	0	578,963
Premises and equipment, net	100	18,329	0	18,429
Goodwill and other intangibles	6,032	0	0	6,032
Other assets	546	29,758	496	30,800

Total Assets	$12,009	$1,127,111	$575	$1,139,695

Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$302	$1,022,092	$(3,491)	$1,018,903
Stockholders’ equity	11,707	105,019	4,066	120,792

Total Liabilities and Stockholders’ Equity	$12,009	$1,127,111	$575	$1,139,695

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Three Months Ended March 31, 2013
Net interest income	$12	$8,959	$(3)	$8,968
Provision for loan losses	0	255	0	255
Service fees, security gains and other noninterest income	1,365	1,560	(50)	2,875
Noninterest expense	1,190	7,684	214	9,088

Income before taxes	187	2,580	(267)	2,500
Income taxes	65	521	(91)	495

Net Income	$122	$2,059	$(176)	$2,005

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Three Months Ended March 31, 2012
Net interest income	$10	$9,223	$(12)	$9,221
Provision for loan losses	0	0	0	0
Service fees, security gains and other noninterest income	1,437	1,326	(44)	2,719
Noninterest expense	1,264	7,213	153	8,630

Income before taxes	183	3,336	(209)	3,310
Income taxes	63	798	(71)	790

Net Income	$120	$2,538	$(138)	$2,520

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

Net income for the three months ended March 31, 2013 was $2.0 million, compared to $2.5 million for the same three month period in 2012. On a per share basis, net income for the first quarter ended March 31, 2013 was $0.11 per diluted share, compared to $0.13 for the first quarter ended March 31, 2012. The tangible book value decreased to $6.10 per share at March 31, 2013, compared to $6.11 per share at December 31, 2012. Farmers’ reported $1.14 billion in total assets at March 31, 2013 and December 31, 2012.

Net loans increased $6.0 million between December 31, 2012 and March 31, 2013. Most of the loan growth in the past three months has occurred in the commercial real estate and commercial and industrial loan portfolio. Net loans were reported at $585.0 million at March 31, 2013, which compares to $579.0 million at December 31, 2012. Deposits decreased from $919.0 million at December 31, 2012 to $915.9 million at March 31, 2013. At March 31, 2013, core deposits – savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits – represent approximately 91% of total deposits.

Stockholders’ equity totaled $120.6 million, or 10.6% of total assets, at March 31, 2013, a slight decrease of $200 thousand from $120.8 million at December 31, 2012. The decrease is mainly the result of net income, offset by the reduction in accumulated other comprehensive income during the past three months. Shareholders received a $0.03 per share cash dividend paid during the first quarter of 2013. Book value per share decreased $6.43 per share at December 31, 2012 to $6.42 per share at March 31, 2013.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three months ended March 31, 2013 and 2012:

(In Thousands, except Per Share Data)	At or for the Three Months Ended March 31,
	2013	2012
Total Assets	$1,143,099	$1,106,445
Net Income	$2,005	$2,520
Basic and Diluted Earnings Per Share	$0.11	$.13
Return on Average Assets (Annualized)	0.72%	0.94%
Return on Average Equity (Annualized)	6.70%	8.82%
Efficiency Ratio (tax equivalent basis)	72.57%	68.40%
Equity to Asset Ratio	10.55%	10.43%
Tangible Common Equity Ratio *	10.08%	9.91%
Dividends to Net Income	28.13%	44.68%
Net Loans to Assets	51.18%	51.26%
Loans to Deposits	64.70%	65.04%

*The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S.GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S.GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S.GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of March 31, 2013 and 2012, reconciliations of tangible common equity to U.S.GAAP total common stockholders’ equity and tangible assets to U.S.GAAP total assets are set forth below:

(In Thousands of Dollars)	March 31, 2013	December 31, 2012	March 31, 2012
Reconciliation of Common Stockholders’ Equity to Tangible Common Equity
Stockholders’ Equity	$120,576	$120,792	$115,404
Less Goodwill and other intangibles	5,934	6,032	6,339

Tangible Common Equity	$114,642	$114,760	$109,065

(In Thousands of Dollars)	March 31, 2013	December 31, 2012	March 31, 2012

Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,143,099	$1,139,695	$1,106,445
Less Goodwill and other intangibles	5,934	6,032	6,339

Tangible Assets	$1,137,165	$1,133,663	$1,100,106

Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$576,627	$7,681	5.40%	$563,175	$8,077	5.78%
Taxable securities (4)	360,971	1,908	2.14	312,909	2,106	2.71
Tax-exempt securities (4) (6)	81,706	1,107	5.49	74,061	1,084	5.89
Equity securities (2) (6)	4,360	53	4.93	4,363	50	4.61
Federal funds sold and other	18,427	10	0.22	43,500	21	0.19

Total earning assets	1,042,091	10,759	4.19	998,008	11,338	4.57

NONEARNING ASSETS

Cash and due from banks	20,485			22,599
Premises and equipment	18,331			16,790
Allowance for loan losses	(7,546)			(9,684)
Unrealized gains (losses) on securities	10,526			13,050
Other assets (3)	44,204			42,705

Total assets	$1,128,091			$1,083,468

INTEREST-BEARING LIABILITIES

Time deposits	$232,907	$993	1.73%	$257,074	$1,216	1.90%
Savings deposits	413,899	185	0.18	391,860	298	0.31
Demand deposits	125,147	9	0.03	112,886	11	0.04
Short term borrowings	81,256	12	0.06	90,281	42	0.19
Long term borrowings	18,557	99	2.16	10,690	98	3.69

Total interest-bearing liabilities	871,766	1,298	0.60	862,791	1,665	0.78

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	130,051			102,029
Other liabilities	4,940			3,709
Stockholders’ equity	121,334			114,939

Total liabilities and stockholders’ equity	$1,128,091			$1,083,468

Net interest income and interest rate spread		$9,461	3.59%		$9,673	3.79%

Net interest margin			3.68%			3.90%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accural loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $526 thousand and $504 thousand for 2013 and 2012 respectively and is reduced by amortization of $489 thousand and $471 thousand for 2013 and 2012 respectively.

(6)	For 2013, adjustments of $113 thousand and $380 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. For 2012, adjustments of $81 thousand and $371 thousand respectively are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net interest income. Net interest income was $9.0 million for the first quarter of 2013, which compared to $9.2 million in the first quarter of 2012. The net interest margin to average earning assets on a fully taxable equivalent basis decreased 22 basis points to 3.68% for the three months ended March 31, 2013, compared to 3.90% for the same period in the prior year. The decrease in net interest margin is largely a result of the change in the mix of interest earning assets and a decrease in earning asset yields. Loans, which yield more than securities, comprised a smaller level of interest-earning assets in the current period. At March 31, 2013, loans were 55% of average earning assets, compared to 56% at March 31, 2012. In comparing the quarters ending March 31, 2013 and 2012, yields on earning assets decreased 38 basis points, while the cost of interest bearing liabilities decreased 18 basis points. It is important to note that the current quarter net interest margin of 3.68% is a 1 basis point improvement over the 3.67% reported for the fourth quarter of 2012.

Noninterest Income. Noninterest income was $2.9 million for the first quarter of 2013, increasing 5.7% from $2.7 million compared to the same quarter of 2012. The increase was primarily the result of a few key revenue sources. Investment commissions increased from $186 thousand in the first quarter of 2012 to $262 thousand in the first quarter of 2013, representing an increase of $76 thousand or 41%. Income from the sale of residential real estate loans also increased from $65 thousand in the first quarter of 2012 to $114 thousand in the first quarter of 2013 as the Company continues to develop its secondary mortgage operations. Other operating income also increased $84 thousand over the prior year’s same quarter mainly as a result of fee income earned on loan-level interest rate swaps, which amounted to $66 thousand. The interest rate swaps are used to help manage the Company’s interest rate risk position and not as derivatives for trading purposes.

Noninterest Expense. Noninterest expense totaled $9.1 million for the first quarter of 2013, which is $458 thousand more than the $8.6 million reported in the same quarter in 2012. Most of this increase is the result of a 10% increase in salaries and employee benefits, due to a higher number of employees in the current quarter. The higher employee count is attributed primarily to our expanded branch network and lending support function. Occupancy and equipment expense also increased $65 thousand as a result of depreciation expense and maintenance costs related to new facilities.

Farmers’ tax equivalent efficiency ratio for the three month period ended March 31, 2013 was 72.57% compared to 68.4% for the same period in 2012. The decrease in the efficiency ratio was primarily driven by the lower level of net interest income and higher noninterest expenses as explained in the preceding paragraphs.

Income Taxes. Income tax expense totaled $495 thousand for the quarter ended March 31, 2013 and $790 thousand for the quarter ended March 31, 2012. The decrease in the current quarter tax expense can be attributed to both the $810 thousand decrease in income before taxes and a larger percentage of tax exempt municipal securities. The effective tax rate for the first three months of 2013 was 19.8%, compared to 23.9% for the same period in 2012. The effective tax rate decrease over the same period in 2012 was primarily due to the increase in tax exempt income mentioned above.

Other Comprehensive Income. For the quarter ended March 31, 2013, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $1.7 million, compared to an unrealized loss of $556 thousand for the same period in 2012. Management believes the decrease in fair value for the three month period ended March 31, 2013 is the result of the low interest rate environment accelerating the pay back rates on certain mortgage backed securities, which causes amortization to be recorded at a faster rate than expected.

Financial Condition

Cash and cash equivalents. Cash and cash equivalents increased $19.6 million during the first three months of 2013. The Company expects these levels to decrease over the next few months. The increase is largely due to the scarcity of viable investment options that produce a reasonably yield for the risk and management’s effort to maintain a larger balance at the Federal Reserve Bank for future liquidity needs.

Securities. Securities available-for-sale decreased by $24.5 million since December 31, 2012. Additional securities will be purchased in an effort to increase returns on some of the cash available from the additional core deposit account balances and repurchase agreements sold during the period.

Loans. Gross loans increased $5.9 million, or 1.0%, since December 31, 2012. Most of the loan growth occurred in the commercial real estate and commercial loan portfolio. The increase in loans is related to the economic growth being experienced in the Mahoning Valley. The demand experience for the Bank’s business and consumer credit is consistent with the experience of other banks in the Federal Reserve’s Fourth District and banks nationally per the Federal Reserve Beige Book. The increase in loan balances wasn’t enough to overcome the low interest rate environment that caused a lower level of loan income for the current quarter compared to the same quarter in 2012. On a fully tax equivalent basis, loans contributed $7.7 million of total interest income for the three months ended March 31, 2013 and $8.1 million during the same period in 2012.

Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below.

Asset Quality History

(In Thousands of Dollars)

	3/31/13	12/31/12	9/30/12	6/30/12	3/31/12
Nonperforming loans	$7,368	$8,228	$8,662	$9,900	$11,030
Nonperforming loans as a % of total loans	1.24%	1.40%	1.51%	1.73%	1.91%
Loans delinquent 30-89 days	$3,536	$3,702	$3,173	$2,778	$2,890
Loans delinquent 30-89 days as a % of total loans	0.60%	0.62%	0.55%	0.49%	0.50%
Allowance for loan losses	$7,508	$7,629	$8,625	$9,048	$9,446
Allowance for loan losses as a % of loans	1.27%	1.30%	1.51%	1.58%	1.64%
Allowance for loan losses as a % of nonperforming loans	101.90%	93.01%	99.57%	91.39%	85.64%
Annualized net charge-offs to average net loans outstanding	.26%	0.71%	0.54%	0.57%	0.27%
Non-performing assets	$7,778	$8,536	$8,833	$10,312	$11,574
Non-performing assets as a % of total assets	0.68%	0.75%	0.78%	0.92%	1.05%
Net charge-offs for the quarter	$376	$995	$748	$798	$374

For the three months ended March 31, 2013, management recorded $255 thousand of loss provision to the allowance for loan losses, compared to providing none over the same three month period in the prior year. The provision for 2013 was primarily a result of an increase in total loans of 1.0% in the quarter. The growth in total loans outpaced the provision for the quarter due to improved asset quality metrics, most notably the decline in nonperforming loans during the three month period ended March 31, 2013 from $8.2 million to $7.4 million. As a result, the ratio of allowance for loan losses to gross loans declined from 1.30% to 1.27%. Net charge-offs for the quarter ended March 31, 2013 were $376 thousand, compared to $374 thousand for the first quarter of 2012. The net charge-offs outpaced the provision mainly as a result of the lower level of non-performing loans as explained above. The level of charge-offs and a lower level of delinquencies from the year ago period, are factors considered in management’s quarterly estimate of loan loss provisions and the adequacy of the allowance for loan losses.

Non-performing loans equaled 1.2% of total loans at March 31, 2013 compared to 1.4% at December 31, 2012. Loans 30–89 days delinquent decreased $166 thousand, or 4.5%, to $3.5 million since December 31, 2012. On March 31, 2013, the ratio of the allowance for loan losses (ALLL) to non-performing loans was 101.9%, compared to 93.0% at December 31, 2012. The increase in this ratio over the last three months is mainly the result of the asset quality metrics and improving net charge-off levels.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at March 31, 2013 to be adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits decreased $3.2 million, or 0.3%, since December 31, 2012. Balances in the Company’s non-interest bearing deposits increased $7.4 million, or 5.6%, between December 31, 2012 and March 31, 2013. Money market accounts decreased $11.0 million between December 31, 2012 and March 31, 2013. Savings and other interest bearing demand deposits decreased $5.9 million between December 31, 2012 and March 31, 2013. The Company’s continued focus is on core deposit growth and will price deposit rates to remain competitive within the market and to retain customers. At March 31, 2013, core deposits — savings and money market accounts, time deposits less than $100 thousand and demand deposits — represented approximately 91% of total deposits.

Borrowings. Total borrowings increased $11.4 million, or 12.6%, since December 31, 2012. The increase in borrowings is the result of a $11.4 million increase in securities sold under repurchase agreements. The increase in repurchase agreements is mainly due to semi-annual tax collections for public funds depositors.

Capital Resources. Total stockholders’ equity decreased from $120.8 million at December 31, 2012 to $120.6 million at March 31, 2013. The decrease is mainly the result of net income, offset by the reduction in accumulated other comprehensive income during the past three months. Shareholders received a $0.03 per share cash dividend paid during the first quarter of 2013. Book value per share decreased from $6.43 per share at December 31, 2012 to $6.42 per share at March 31, 2013.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of March 31, 2013 the Company’s total risk-based capital ratio stood at 17.48%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.31% and 9.77%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2013.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2012 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Securities), Note 3 (Loans), and the sections captioned “Loan Portfolio” and “Investment Securities”.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At March 31, 2013, these lines of credited totaled $24.5 million and the Bank had not borrowed against these lines. In addition, the Company has a $1.5 million revolving line of credit with a correspondent bank. The outstanding balance at March 31, 2013 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of March 31, 2013, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $10.3 million with additional borrowing capacity of approximately $89.8 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2013, net cash provided by investing activities amounted to $10.2 million, compared to $19.4 million used in investing activities for the same period in 2012. Proceeds from maturities and repayments of securities available for sale provided $22.3 million in the first quarter of 2013 and only provided $15.7 million during the same three month period in 2012. Purchases and settlements of securities amounted to $5.8 million used during the first three months of 2013 compared to $29.1 million used during the same period in 2012. There was $6.4 million used for loan originations and payments during the first three months of 2013, compared to $5.2 million in net cash provided by loan originations and payments during the same period in 2012. The cash used by lending activities during this year’s first three month period can be attributed to the activity in the commercial portfolio.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $7.6 million for the first three months of 2013, compared to $36.7 million provided by financing activities for the same period in 2012. The majority of this change can be attributed to the change in deposits. Deposits provided $46.5 million during the first three months of 2012 and used $3.2 million during the first three months of 2013.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $108 million at March 31, 2013 and $95.4 million at December 31, 2012.

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

The extent to which the Dodd-Frank Act and initiatives thereunder will succeed in addressing the credit markets or otherwise result in an improvement in the national economy is uncertain. In addition, because many aspects of this legislation still remain subject to intensive agency rulemaking and subsequent public comment prior to implementation, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Company. It is likely, however, that the Company’s expenses will increase as a result of new compliance requirements.

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

The Company considers the primary market exposure to be interest rate risk. Simulation analysis is used to monitor the Company’s exposure to changes in interest rates, and the effect of the change to net interest income. The following table shows the effect on net interest income and the net present value of equity in the event of a sudden and sustained 300 basis point increase or 100 basis decrease in market interest rates:

Changes In Interest Rate (basis points)	March 31, 2013 Result	December 31, 2012 Result	ALCO Guidelines
Net Interest Income Change
+300	1.9%	-0.6%	15.00%
+200	1.2%	-0.1%	10.00%
+100	1.2%	0.1%	5.00%
-100	-3.9%	-3.4%	5.00%
Net Present Value
Of Equity Change
+300	2.5%	3.3%	20.00%
+200	4.9%	5.7%	15.00%
+100	4.5%	4.4%	10.00%
-100	-16.8%	-16.8%	10.00%

The results of the simulation indicate that in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using March 31, 2013 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points. This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

3.1	Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on October 3, 2001 (File No. 333-70806).

3.2	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed with the SEC on August 9, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of John S. Gulas, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of John S. Gulas, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 8, 2013

/s/ John S. Gulas
John S. Gulas President and Chief Executive Officer

Dated: May 8, 2013

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer