Form 10-Q
period 2013-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2013-08-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, No Par Value	18,547,203 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$12,120	$14,209
Federal funds sold and other	14,467	23,550
TOTAL CASH AND CASH EQUIVALENTS	26,587	37,759
Securities available for sale	443,833	464,088
Loans held for sale	4,612	3,624
Loans	596,838	586,592
Less allowance for loan losses	7,590	7,629
NET LOANS	589,248	578,963
Premises and equipment, net	17,892	18,429
Goodwill	3,709	3,709
Other intangibles	2,127	2,323
Bank owned life insurance	15,775	15,541
Other assets	19,706	15,259
TOTAL ASSETS	$1,123,489	$1,139,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$133,268	$132,016
Interest-bearing	768,618	786,993
TOTAL DEPOSITS	901,886	919,009
Short-term borrowings	91,368	79,886
Long-term borrowings	10,221	10,423
Other liabilities	5,698	9,585
TOTAL LIABILITIES	1,009,173	1,018,903
Commitments and contingent liabilities
Stockholders’ Equity:
Common Stock—Authorized 35,000,000 shares in 2013 and 25,000,000 shares in 2012: issued 18,802,282 in 2013 and 2012	104,504	104,504
Retained earnings	11,427	8,683
Accumulated other comprehensive income	33	7,647
Treasury stock, at cost; 255,079 shares in 2013 and 7,234 shares in 2012	(1,648)	(42)
TOTAL STOCKHOLDERS’ EQUITY	114,316	120,792
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,123,489	$1,139,695

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
(Unaudited)	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,739	$7,987	$15,307	$15,983
Taxable securities	1,734	2,128	3,642	4,234
Tax exempt securities	744	706	1,471	1,419
Dividends	48	52	101	102
Federal funds sold and other interest income	8	30	18	51
TOTAL INTEREST AND DIVIDEND INCOME	10,273	10,903	20,539	21,789
INTEREST EXPENSE
Deposits	1,127	1,460	2,314	2,985
Short-term borrowings	13	25	25	67
Long-term borrowings	94	98	193	196
TOTAL INTEREST EXPENSE	1,234	1,583	2,532	3,248
NET INTEREST INCOME	9,039	9,320	18,007	18,541
Provision for loan losses	170	400	425	400
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,869	8,920	17,582	18,141
NONINTEREST INCOME
Service charges on deposit accounts	524	485	1,015	959
Bank owned life insurance income	116	125	233	260
Trust fees	1,391	1,365	2,737	2,783
Insurance agency commissions	41	25	83	61
Security gains	242	0	256	0
Investment commissions	251	249	513	435
Net gains on sale of loans	188	138	302	203
Other operating income	472	434	961	839
TOTAL NONINTEREST INCOME	3,225	2,821	6,100	5,540
NONINTEREST EXPENSES
Salaries and employee benefits	5,400	4,939	10,605	9,668
Occupancy and equipment	1,088	1,068	2,114	2,029
State and local taxes	328	304	657	611
Professional fees	509	456	949	863
Merger related costs	217	0	261	0
Advertising	233	210	413	458
FDIC insurance	180	183	357	369
Intangible amortization	98	103	196	205
Core processing charges	336	332	682	720
Other operating expenses	1,433	1,178	2,676	2,480
TOTAL NONINTEREST EXPENSES	9,822	8,773	18,910	17,403
INCOME BEFORE INCOME TAXES	2,272	2,968	4,772	6,278
INCOME TAXES	404	682	899	1,472
NET INCOME	$1,868	$2,286	$3,873	$4,806
NET INCOME PER SHARE—basic and diluted	$0.10	$0.12	$0.21	$0.26

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
NET INCOME	$1,868	$2,286	$3,873	$4,806
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	(8,924)	2,599	(11,458)	1,743
Reclassification adjustment for (gains) losses realized in income	(242)	0	(256)	0
Net unrealized holding gains (losses)	(9,166)	2,599	(11,714)	1,743
Income tax effect	3,208	(910)	4,100	(610)
Other comprehensive income (loss)	(5,958)	1,689	(7,614)	1,133
COMPREHENSIVE INCOME (LOSS)	$(4,090)	$3,975	$(3,741)	$5,939

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars) Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,873	$4,806
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	425	400
Depreciation and amortization	879	848
Net amortization of securities	1,402	1,225
Security gains	(256)	0
(Gain) Loss on sale of other real estate owned	16	(91)
Increase in bank owned life insurance	(233)	(260)
Origination of loans held for sale	(17,384)	(13,669)
Proceeds from loans held for sale	16,698	10,831
Net gains on sale of loans	(302)	(203)
Net change in other assets and liabilities	(4,323)	(564)
NET CASH FROM OPERATING ACTIVITIES	795	3,323

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	42,920	35,245
Proceeds from sales of securities available for sale	904	0
Purchases and settlements of securities available for sale	(36,431)	(54,846)
Loan originations and payments, net	(10,813)	(3,106)
Proceeds from sales of other real estate owned	127	1,551
Additions to premises and equipment	(96)	(1,748)
NET CASH FROM INVESTING ACTIVITIES	(3,389)	(22,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(17,123)	46,468
Net change in short-term borrowings	11,482	(1,623)
Repayment of Federal Home Loan Bank borrowings and other debt	(202)	(680)
Cash dividends paid	(1,129)	(1,690)
Proceeds from dividend reinvestment	0	243
Acquisition of treasury stock	(1,606)	0
NET CASH FROM FINANCING ACTIVITIES	(8,578)	42,718
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,172)	23,137
Beginning cash and cash equivalents	37,759	52,422
Ending cash and cash equivalents	$26,587	$75,559
Supplemental cash flow information:
Interest paid	$2,566	$3,284
Income taxes paid	$790	$855
Supplemental noncash disclosures:
Transfer of loans to other real estate	$103	$1,287

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Farmers National Insurance. The Company recently acquired National Associates, Inc., a retirement plan consulting firm located in Cleveland, Ohio.  This acquisition closed on July 1, 2013, therefore this quarter’s results do not include business activity from National Associates, Inc. The consolidated financial statements include the accounts of the Company, the Bank and its subsidiary and the Trust. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement health plan, which are recognized as separate components of equity, net of tax effects. For the three and six month periods ended June 30, 2013, there was no change in the funded status of the plan.

Recent Accounting Pronouncements:

In February 2013, the FASB issued ASU 2013-02 with the primary objective of improving the reporting of reclassifications out of accumulated other comprehensive income (AOCI). For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. Generally Accepted Accounting Principles (U.S. GAAP), the ASU requires an entity to report the effect of these reclassifications out of AOCI on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes. For AOCI items that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. The Company has adopted this ASU beginning with periods ended March 31, 2013, by adding an additional footnote disclosure to the consolidated financial statements.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(In Thousands of Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
U.S. Treasury and U.S. government sponsored entities	$56,676	$1,054	$(379)	$57,351
State and political subdivisions	100,693	2,649	(2,158)	101,184
Corporate bonds	1,542	0	(21)	1,521
Mortgage-backed securities—residential	221,191	2,828	(3,070)	220,949
Collateralized mortgage obligations	37,285	249	(889)	36,645
Small business administration	26,428	2	(993)	25,437
Equity securities	99	651	(4)	746
Totals	$443,914	$7,433	$(7,514)	$443,833

(In Thousands of Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. Treasury and U.S. government sponsored entities	$66,378	$1,601	$(1)	$67,978
State and political subdivisions	90,466	5,067	(245)	95,288
Corporate bonds	2,123	12	(7)	2,128
Mortgage-backed securities—residential	231,582	5,112	(476)	236,218
Collateralized mortgage obligations	40,333	336	(74)	40,595
Small business administration	21,432	74	(62)	21,444
Equity securities	139	303	(5)	437
Totals	$452,453	$12,505	$(870)	$464,088

Proceeds from the sale of equity securities were $872 thousand and $904 thousand during the three and six-month periods ended June 30, 2013. Gross gains of $242 thousand and $256 thousand were realized on these sales during the respective periods. There were no security sales during the three and six months ended June 30, 2012.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2013
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$16,872	$17,144
One to five years	76,883	77,993
Five to ten years	49,176	49,083
Beyond ten years	15,980	15,836
Mortgage-backed, CMO and SBA securities	284,904	283,031
Total	$443,815	$443,087

The following table summarizes the investment securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by major security type and length of time in a continuous unrealized loss position. Unrealized losses for small business administration securities rounded to less than $1 thousand in 2013 and 2012.  In addition, unrealized losses for mortgage-backed securities – residential, rounded to less than $1 thousand in 2012.

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$26,363	$(379)	$0	$0	$26,363	$(379)
State and political subdivisions	30,253	(2,158)	0	0	30,253	(2,158)
Corporate bonds	1,521	(21)	0	0	1,521	(21)
Mortgage-backed securities – residential	120,954	(3,069)	37	(1)	120,991	(3,070)
Collateralized mortgage obligations	22,681	(889)	0	0	22,681	(889)
Small business administration	25,301	(993)	8	0	25,309	(993)
Equity securities	0	0	8	(4)	8	(4)
Total	$227,073	$(7,509)	$53	$(5)	$227,126	$(7,514)

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$5,490	$(1)	$0	$0	$5,490	$(1)
State and political subdivisions	12,079	(245)	0	0	12,079	(245)
Corporate bonds	887	(7)	0	0	887	(7)
Mortgage-backed securities – residential	97,598	(476)	52	0	97,650	(476)
Collateralized mortgage obligations	23,132	(74)	0	0	23,132	(74)
Small business administration	7,853	(62)	37	0	7,890	(62)
Equity securities	0	0	8	(5)	8	(5)
Total	$147,039	$(865)	$97	$(5)	$147,136	$(870)

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

As of June 30, 2013, the Company’s security portfolio consisted of 408 securities, 93 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities and state and political subdivision securities as discussed below.

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

All of the Company’s holdings of collateralized mortgage obligations and mortgage-backed securities-residential were issued by U.S. government-sponsored entities. Unrealized losses on these securities have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities-residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be OTTI.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2013	December 31, 2012
Commercial real estate
Owner occupied	$87,117	$95,208
Non-owner occupied	94,175	83,405
Other	16,931	22,729
Commercial	106,179	97,112
Residential real estate
1-4 family residential	133,099	132,665
Home equity lines of credit	26,085	24,110
Consumer
Indirect	118,207	116,471
Direct	10,807	11,160
Other	2,170	1,767
Subtotal	594,770	584,627
Net deferred loan costs	2,068	1,965
Allowance for loan losses	(7,590)	(7,629)
Net loans	$589,248	$578,963

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,357	$1,385	$1,510	$967	$289	$7,508
Provision for loan losses	(337)	(74)	302	390	(111)	170
Loans charged off	0	0	(66)	(390)	0	(456)
Recoveries	30	120	5	213	0	368
Ending balance	$3,050	$1,431	$1,751	$1,180	$178	$7,590

Six Months Ended June 30, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,392	$1,453	$1,569	$951	$264	$7,629
Provision for loan losses	(393)	(73)	337	640	(86)	425
Loans charged off	(81)	(80)	(168)	(790)	0	(1,119)
Recoveries	132	131	13	379	0	655
Ending balance	$3,050	$1,431	$1,751	$1,180	$178	$7,590

Three Months Ended June 30, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,060	$1,518	$1,642	$1,049	$177	$9,446
Provision for loan losses	(175)	392	309	8	(134)	400
Loans charged off	(283)	(171)	(363)	(198)	0	(1,015)
Recoveries	24	13	19	161	0	217
Ending balance	$4,626	$1,752	$1,607	$1,020	$43	$9,048

Six Months Ended June 30, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,880	$1,529	$1,802	$972	$637	$9,820
Provision for loan losses	55	405	381	153	(594)	400
Loans charged off	(368)	(213)	(608)	(447)	0	(1,636)
Recoveries	59	31	32	342	0	464
Ending balance	$4,626	$1,752	$1,607	$1,020	$43	$9,048

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

June 30, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$272	$29	$0	$0	$0	$301
Collectively evaluated for impairment	2,778	1,402	1,751	1,180	178	7,289
Total ending allowance balance	$3,050	$1,431	$1,751	$1,180	$178	$7,590
Loans:
Loans individually evaluated for impairment	$7,408	$1,496	$1,367	$0	$0	$10,271
Loans collectively evaluated for impairment	190,020	104,683	157,259	134,605	0	586,567
Total ending loans balance	$197,428	$106,179	$158,626	$134,605	$0	$596,838

December 31, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$129	$51	$0	$0	$0	$180
Collectively evaluated for impairment	3,263	1,402	1,569	951	264	7,449
Total ending allowance balance	$3,392	$1,453	$1,569	$951	$264	$7,629
Loans:
Loans individually evaluated for impairment	$8,535	$1,852	$989	$0	$0	$11,376
Loans collectively evaluated for impairment	192,116	95,260	155,193	132,647	0	575,216
Total ending loans balance	$200,651	$97,112	$156,182	$132,647	$0	$586,592

The following tables present information related to impaired loans by class of loans as of June 30, 2013 and December 31, 2012:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2013
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,451	$2,319	$0
Non-owner occupied	838	593	0
Commercial	1,388	1,352	0
Residential real estate
1-4 family residential	1,280	1,171	0
Home equity lines of credit	205	196	0
Subtotal	6,162	5,631	0
With an allowance recorded:
Commercial real estate
Owner occupied	2,909	2,875	241
Non-owner occupied	1,622	1,621	31
Commercial	144	144	29
Subtotal	4,675	4,640	301
Total	$10,837	$10,271	$301

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2012
With no related allowance recorded:
Commercial real estate
Owner occupied	$3,916	$3,481	$0
Non-owner occupied	560	461	0
Commercial	1,250	1,192	0
Residential real estate
1-4 family residential	971	989	0
Subtotal	6,697	6,123	0
With an allowance recorded:
Commercial real estate
Owner occupied	2,207	2,169	59
Non-owner occupied	2,560	2,424	70
Commercial	948	660	51
Subtotal	5,715	5,253	180
Total	$12,412	$11,376	$180

The following table presents the average recorded investment in impaired loans by class for the three and six month periods ended June 30, 2013 and 2012:

(In Thousands of Dollars)	Average Recorded Investment for Three Months Ended June 30,		Average Recorded Investment for Six Months Ended June 30,
	2013	2012	2013	2012
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,350	$1,207	$2,521	$1,104
Non-owner occupied	489	302	471	313
Other	0	0	0	0
Commercial	1,472	922	1,428	946
Residential real estate
1-4 family residential	982	726	961	728
Home equity lines of credit	186	0	180	0
Subtotal	5,479	3,157	5,561	3,091
With an allowance recorded:
Commercial real estate
Owner occupied	2,876	4,726	2,823	4,764
Non-owner occupied	1,806	3,112	1,918	3,438
Other	0	0	0	0
Commercial	135	628	316	638
Subtotal	4,817	8,466	5,057	8,840
Total	$10,296	$11,623	$10,618	$11,931

Interest income recognized during impairment for the three and six month periods was immaterial.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$3,074	$0	$3,116	$0
Non-owner occupied	609	0	799	0
Other	0	0	0	0
Commercial	723	0	1,081	0
Residential real estate
1-4 family residential	2,419	647	2,342	197
Home equity lines of credit	329	56	294	236
Consumer
Indirect	0	137	0	143
Direct	0	70	0	19
Other	0	0	0	1
Total	$7,154	$910	$7,632	$596

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2013
Commercial real estate
Owner occupied	$89	$0	$3,074	$3,163	$83,605	$86,768
Non-owner occupied	4	0	609	613	93,184	93,797
Other	0	0	0	0	16,863	16,863
Commercial	0	0	723	723	105,456	106,179
Residential real estate
1-4 family residential	421	65	3,066	3,552	128,989	132,541
Home equity lines of credit	152	73	385	610	25,475	26,085
Consumer
Indirect	1,090	472	137	1,699	119,929	121,628
Direct	100	48	70	218	10,589	10,807
Other	12	5	0	17	2,153	2,170
Total	$1,868	$663	$8,064	$10,595	$586,243	$596,838

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2012
Commercial real estate
Owner occupied	$259	$0	$3,116	$3,375	$91,506	$94,881
Non-owner occupied	0	0	799	799	82,320	83,119
Other	0	0	0	0	22,651	22,651
Commercial	233	15	1,081	1,329	95,783	97,112
Residential real estate
1-4 family residential	718	352	2,539	3,609	128,463	132,072
Home equity lines of credit	183	82	530	795	23,315	24,110
Consumer
Indirect	1,351	319	143	1,813	117,907	119,720
Direct	144	18	19	181	10,979	11,160
Other	15	13	1	29	1,738	1,767
Total	$2,903	$799	$8,228	$11,930	$574,662	$586,592

Troubled Debt Restructurings:

Total troubled debt restructurings were $7.4 million and $7.6 million at June 30, 2013 and December 31, 2012, respectively. The Company has allocated $108 thousand and $155 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012. There are $16 thousand in commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at June 30, 2013. There were no commitments at December 31, 2012.

During the three and six month periods ended June 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; a permanent increase of the recorded investment in the loan due to a protective advance to pay delinquent real estate taxes or advance new monies; or a deferral of principal payments.

Troubled debt restructuring modifications involved a change in the notes stated interest rate in the range of an increase of 0.25% to a reduction of 3.25%. There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of three months to 126 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013

(In Thousands of Dollars)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	0	$0	$0
Commercial	1	163	163
Residential real estate
1-4 family residential	1	8	8
HELOC	2	25	25
Total	4	$196	$196

Six Months Ended June 30, 2013

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$226	$239
Commercial	5	649	682
Residential real estate
1-4 family residential	1	8	8
HELOC	4	158	158
Total	12	$1,041	$1,087

Three Months Ended June 30, 2012

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	1	$325	$325
Non-owner occupied	3	2,376	2,419
Residential real estate
1-4 family residential	1	52	52
Total	5	$2,753	$2,796

Six Months Ended June 30, 2012

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$787	$792
Non-owner occupied	3	2,376	2,419
Residential real estate
1-4 family residential	1	52	52
Total	6	$3,215	$3,263

There were no charge offs or increases in the allowance for loan losses during the three month period ended June 30, 2013, as a result of troubled debt restructurings.  During the six month period ended June 30, 2013, there were $16 thousand in charge offs and a $3 thousand increase in the allowance for loan losses as a result of the allowance adjustment due to the troubled debt restructurings described above. The troubled debt restructuring decreased the allowance for loan losses by $416 thousand during the three and six month periods ended June 30, 2012. There were no charge offs as a result of the allowance adjustment.

There were no payment defaults on outstanding loans modified as troubled debt restructuring within twelve months following the modification during the three and six month periods ended June 30, 2013. There were two residential real estate loans modified as troubled debt restructurings for which there were payment defaults during the twelve months following the modification during the period ended June 30, 2012.  The loans were not past due at June 30, 2012.  There was no additional provision or any impact to the allowance for losses associated with these loans.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
June 30, 2013
Commercial real estate
Owner occupied	$72,537	$7,978	$6,253	$0	$0	$86,768
Non-owner occupied	83,765	6,758	3,274	0	0	93,797
Other	16,510	0	353	0	0	16,863
Commercial	99,483	3,445	3,251	0	0	106,179
Total	$272,295	$18,181	$13,131	$0	$0	$303,607

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
December 31, 2012
Commercial real estate
Owner occupied	$78,327	$5,954	$10,600	$0	$0	$94,881
Non-owner occupied	72,270	6,519	4,330	0	0	83,119
Other	17,855	4,433	363	0	0	22,651
Commercial	89,312	3,891	3,909	0	0	97,112
Total	$257,764	$20,797	$19,202	$0	$0	$297,763

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2013 and December 31, 2012. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
June 30, 2013
Performing	$129,475	$25,700	$121,491	$10,737	$2,170
Nonperforming	3,066	385	137	70	0
Total	$132,541	$26,085	$121,628	$10,807	$2,170

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2012
Performing	$129,533	$23,580	$119,577	$11,141	$1,766
Nonperforming	2,539	530	143	19	1
Total	$132,072	$24,110	$119,720	$11,160	$1,767

Interest Rate Swaps:

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

Summary information about these interest-rate swaps at periods ended June 30, 2013 and December 31, 2012 is as follows:

(In Thousands of Dollars)	June 30, 2013	December 31, 2012
Notional amounts	$15,039	$7,060
Weighted average pay rate on interest-rate swaps	4.19%	4.07%
Weighted average receive rate on interest-rate swaps	3.09%	2.99%
Weighted average maturity (years)	4.4	5.8
Fair value of combined interest-rate swaps	$122	$120

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income. For the three and six month periods ended June 30, 2013 there was no gain or loss recognized in earnings. The Company had no interest-rate swaps recorded at June 30, 2012.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

(In Thousands, except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic EPS computation
Numerator – Net income	$1,868	$2,286	$3,873	$4,806
Denominator – Weighted average shares outstanding	18,747,138	18,800,122	18,770,961	18,782,968
Basic earnings per share	$.10	$.12	$.21	$.26
Diluted EPS computation
Numerator – Net income	$1,868	$2,286	$3,873	$4,806
Denominator – Weighted average shares outstanding for basic earnings per share	18,747,138	18,800,122	18,770,961	18,782,968
Effect of Stock Options	0	0	0	0
Weighted averages shares for diluted earnings per share	18,747,138	18,800,122	18,770,961	18,782,968
Diluted earnings per share	$.10	$.12	$.21	$.26

Stock options for 5,000 shares were not considered in the computing of diluted earnings per share for the three and six months ended June 30, 2013 and 2012, respectively, because they were antidilutive.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created a Restricted Stock Award Plan. The Plan permits the award of up to 500 thousand shares to its directors and employees based on performance. The Company believes that such awards better align the interests of its employees with those of its shareholders. No share awards were issued during the periods ended June 30, 2013 and 2012 under the Plan.

The Company’s Stock Option Plan, which was shareholder-approved and has since expired, permitted the grant of share options to its directors, officers and employees for up to 375 thousand shares of common stock. Option awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of 5 years and have 10-year contractual terms. Option exercises are expected to be satisfied with either newly issued shares or treasury shares. At June 30, 2013 there were 5,000 outstanding options of which 4,000 were fully vested and exercisable. The fair value of the Company’s stock at June 30, 2013 was less than the fair value option exercise price; therefore the outstanding and exercisable options had no intrinsic value.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the three and six month period ended June 30, 2013 was not material. No related income tax benefit was recorded.

Other Comprehensive Income (Loss):

The following table represents the detail of other comprehensive income (loss) for the three and six month periods ended June 30, 2013.

	Three months ended June 30, 2013
(In Thousands of Dollars)	Pre-tax	Tax	After-tax

Unrealized holding losses on available-for-sale securities during the period	$(8,924)	$3,123	$(5,801)
Reclassification adjustment for gains included in net income (1)	(242)	85	(157)
Net unrealized gains on available-for-sale securities	$(9,166)	$3,208	$(5,958)

	Six months ended June 30, 2013
(In Thousands of Dollars)	Pre-tax	Tax	After-tax

Unrealized holding losses on available-for-sale securities during the period	$(11,458)	$4,010	$(7,448)
Reclassification adjustment for gains included in net income (1)	(256)	90	(166)
Net unrealized gains on available-for-sale securities	$(11,714)	$4,100	$(7,614)

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains on the consolidated statements of income.

Fair Value:

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company used a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort by the Company’s Chief Financial Officer and Controller. For the period ended June 30, 2013 and for the year ended December 31, 2012, the fair value of Level 3 investment securities was immaterial.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial and commercial real estate properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what adjustments should be made to appraisals to arrive at fair value.

Assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2013 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$57,351	$0	$57,351	$0
State and political subdivisions	101,184	0	101,184	0
Corporate bonds	1,521	0	1,521	0
Mortgage-backed securities-residential	220,949	0	220,938	11
Collateralized mortgage obligations	36,645	0	36,645	0
Small business administration	25,437	0	25,437	0
Equity securities	746	746	0	0
Total investment securities	$443,833	$746	$443,076	$11
Yield maintenance provisions	$122	$0	$122	$0
Financial Liabilities
Interest rate swaps	$122	$0	$122	$0

		Fair Value Measurements at December 31, 2012 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$67,978	$0	$67,978	$0
State and political subdivisions	95,288	0	95,288	0
Corporate bonds	2,128	0	2,128	0
Mortgage-backed securities-residential	236,218	0	236,207	11
Collateralized mortgage obligations	40,595	0	40,595	0
Small business administration	21,444	0	21,444	0
Equity securities	437	437	0	0
Total investment securities	$464,088	$437	$463,640	$11
Yield maintenance provisions	$120	$0	$120	$0
Financial Liabilities
Interest rate swaps	$120	$0	$120	$0

There were no significant transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2013 and 2012.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
(In Thousands of Dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$11	$12	$11	$12
Total unrealized gains or losses:
Included in other comprehensive income or loss	0	0	0	0
Repayments	0	(1)	0	(1)
Transfer in and/or out of Level 3	0	0	0	0
Ending balance	$11	$11	$11	$11

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$1,150	$0	$0	$1,150
Non-owner occupied	595	0	0	595
Commercial	566	0	0	566
1 – 4 family residential	286	0	0	286
HELOC	41	0	0	41
Other real estate owned
1 – 4 family residential	33	0	0	33

	Fair Value Measurements at December 31, 2012 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$928	$0	$0	$928
Non-owner occupied	775	0	0	775
Commercial	869	0	0	869
1 – 4 family residential	43	0	0	43
Other real estate owned
1 – 4 family residential	57	0	0	57

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.9 million with a valuation allowance of $213 thousand at June 30, 2013, resulting in an additional provision for loan losses of $103 thousand and $283 thousand for the three and six month periods. At December 31, 2012, impaired loans had a principal balance of $2.6 million, with a valuation allowance of $25 thousand. For loans carried at fair value the additional provision for loan losses, for the three and six month periods ended June 30, 2012, was $339 thousand and $420 thousand respectively. Excluded from the fair value of impaired loans, at June 30, 2013 and December 31, 2012, discussed above are $3.7 million and $4.3 million of loans classified as troubled debt restructurings, which are not carried at fair value.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at period ended June 30, 2013 and December 31, 2012:

June 30, 2013	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$1,507	Sales comparison	Adjustment for differences between comparable sales	-11.30% - 14.12% (-4.85%)
	238	Income approach	Adjustment for differences in net operating income	-13.64% - 12.93% (-5.96%)
Commercial	566	Sales comparison	Adjustment for differences between comparable sales	-45.19% - 20.19% (-22.23%)
Residential	327	Sales comparison	Adjustment for differences between comparable sales	-46.81% - 23.45% (-9.75%)

December 31, 2012	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$1,548	Sales comparison	Adjustment for differences between comparable sales	-11.30% - 14.12% (-4.38%)
	155	Income approach	Adjustment for differences in net operating income	-28.36% - 19.40% (-5.47%)
Commercial	869	Sales comparison	Adjustment for differences between comparable sales	-45.19% - 20.19% (-27.05%)
Residential	43	Sales comparison	Adjustment for differences between comparable sales	-46.81% - 23.45% (-36.40%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at June 30, 2013 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$26,587	$12,120	$14,467	$0	$26,587
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	4,612	0	4,688	0	4,688
Loans, net	589,248	0	0	601,107	601,107
Accrued interest receivable	3,718	0	2,055	1,663	3,718
Financial liabilities
Deposits	901,886	669,462	234,204	0	903,666
Short-term borrowings	91,368	0	91,368	0	91,368
Long-term borrowings	10,221	0	11,200	0	11,200
Accrued interest payable	445	6	439	0	445

		Fair Value Measurements at December 31, 2012 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$37,759	$14,209	$23,550	$0	$37,759
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	3,624	0	3,691	0	3,691
Loans, net	578,963	0	0	586,359	586,359
Accrued interest receivable	3,679	0	2,051	1,628	3,679
Financial liabilities
Deposits	919,009	683,660	240,830	0	924,490
Short-term borrowings	79,886	0	79,886	0	79,886
Long-term borrowings	10,423	0	11,690	0	11,690
Accrued interest payable	479	2	477	0	479

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

Deposits: The fair values disclosed for demand deposits – interest and non-interest checking, passbook savings, and money market accounts—are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of variable rate certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair value for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Segment Information:

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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
June 30, 2013
Assets
Cash and cash equivalents	$486	$26,266	$(165)	$26,587
Securities available for sale	4,522	439,180	131	443,833
Loans held for sale	0	4,612	0	4,612
Net loans	0	589,248	0	589,248
Premises and equipment, net	89	17,786	17	17,892
Goodwill and other intangibles	5,836	0	0	5,836
Other assets	639	34,184	658	35,481
Total Assets	$11,572	$1,111,276	$641	$1,123,489
Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$674	$1,011,890	$(3,391)	$1,009,173
Stockholders’ equity	10,898	99,386	4,032	114,316
Total Liabilities and Stockholders’ Equity	$11,572	$1,111,276	$641	$1,123,489

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2012
Assets
Cash and cash equivalents	$636	$37,191	$(68)	$37,759
Securities available for sale	4,695	459,246	147	464,088
Loans held for sale	0	3,624	0	3,624
Net loans	0	578,963	0	578,963
Premises and equipment, net	100	18,329	0	18,429
Goodwill and other intangibles	6,032	0	0	6,032
Other assets	546	29,758	496	30,800
Total Assets	$12,009	$1,127,111	$575	$1,139,695
Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$302	$1,022,092	$(3,491)	$1,018,903
Stockholders’ equity	11,707	105,019	4,066	120,792
Total Liabilities and Stockholders’ Equity	$12,009	$1,127,111	$575	$1,139,695

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Three Months Ended June 30, 2013
Net interest income	$11	$9,032	$(4)	$9,039
Provision for loan losses	0	170	0	170
Service fees, security gains and other noninterest income	1,413	1,732	80	3,225
Noninterest expense	1,308	7,948	566	9,822
Income before taxes	116	2,646	(490)	2,272
Income taxes	40	530	(166)	404
Net Income	$76	$2,116	$(324)	$1,868

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Six Months Ended June 30, 2013
Net interest income	$23	$17,991	$(7)	$18,007
Provision for loan losses	0	425	0	425
Service fees, security gains and other noninterest income	2,778	3,292	30	6,100
Noninterest expense	2,498	15,632	780	18,910
Income before taxes	303	5,226	(757)	4,772
Income taxes	105	1,051	(257)	899
Net Income	$198	$4,175	$(500)	$3,873

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Three Months Ended June 30, 2012
Net interest income	$12	$9,310	$(2)	$9,320
Provision for loan losses	0	400	0	400
Service fees, security gains and other noninterest income	1,382	1,436	3	2,821
Noninterest expense	1,263	7,213	297	8,773
Income before taxes	131	3,133	(296)	2,968
Income taxes	47	735	(100)	682
Net Income	$84	$2,398	$(196)	$2,286

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Six Months Ended June 30, 2012
Net interest income	$22	$18,533	$(14)	$18,541
Provision for loan losses	0	400	0	400
Service fees, security gains and other noninterest income	2,819	2,710	11	5,540
Noninterest expense	2,527	14,375	501	17,403
Income before taxes	314	6,468	(504)	6,278
Income taxes	110	1,533	(171)	1,472
Net Income	$204	$4,935	$(333)	$4,806

Subsequent Event:

On July 1, 2013, the Corporation completed the acquisition of the retirement planning consultancy National Associates, Inc. of Cleveland, Ohio.  The transaction involved both cash and stock totaling $5.0 million, subject to certain adjustments contained in the purchase agreement.  Management is still evaluating the estimates and allocating the goodwill to the various identified intangible assets.

The following table summarizes preliminary fair value estimates of assets acquired and liabilities assumed at the date of the acquisition:

(In Thousands of Dollars)
Cash and due from banks	$28
Accounts receivable	300
Premises and equipment	50
Other assets	1
Total assets acquired	379
Liabilities assumed	(80)
Net assets acquired	$299
Estimated goodwill and other intangible assets	$4,701

Management of the Company has focused on increasing the levels of noninterest income and reducing the level of noninterest expenses.  In addition to the acquisition of National Associates, Inc., another step in this process was the decision to close two retail branch locations that are located in Leetonia and Warren, Ohio.  With declining branch transaction counts and banking trends driving customers towards online banking, the two branches are currently underutilized.  Management is evaluating the financial statement impact of the closures but does not expect losses, if any, to be material.  Efficiencies will be gained as these branches sit in close proximity to other branch location.  The two branches are expected to close on October 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on those forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements:

—	general economic conditions in market areas where we conduct business, which could materially impact credit quality trends;

—	business conditions in the banking industry;

—	the regulatory environment;

—	fluctuations in interest rates;

—	demand for loans in the market areas where we conduct business;

—	rapidly changing technology and evolving banking industry standards;

—	competitive factors, including increased competition with regional and national financial institutions;

—	new service and product offerings by competitors and price pressures; and other like items.

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

Overview

Net income for the three months ended June 30, 2013 was $1.9 million, compared to $2.3 million for the same three month period in 2012.  On a per share basis, net income for the second quarter ended June 30, 2013 was $0.10 per diluted share, compared to $0.12 for the second quarter ended June 30, 2012 and $0.11 for the first quarter ended March 31, 2013.  Net income for the six months ended June 30, 2013 was $3.9 million, compared to $4.8 million for the same six month period in 2012.  On a per share basis, net income for the six months ended June 30, 2013 was $0.21, a decrease of 19.2% compared to the same six month period in 2012.  Farmers’ total assets reported at June 30, 2013 were $1.123 billion, representing a 1.4% decrease compared to $1.140 billion in total assets recorded at December 31, 2012.

Net loans increased $25.8 million (or 5.0%) in comparing the second quarter of 2013 to the same quarter of 2012.  Most of the loan growth in the past twelve months has occurred in the commercial and indirect loans portfolios.  Net loans were reported at $589.2 million at June 30, 2013, which compares to $563.4 million at the same time in 2012.  Securities available for sale decreased from $464 million at December 31, 2012 to $444 million at June 30, 2013.  $12 million of the $20 million decrease is attributable to the decline in fair value which is due to market interest rates and not credit quality.  Deposits increased $15.3 million, or 1.7%, from $886.6 million at June 30, 2012 to $901.9 million at June 30, 2013, as customers continued to seek the safety and security of FDIC insured deposit accounts.  At June 30, 2013, core deposits – savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits—represent approximately 90% of total deposits.

Stockholders’ equity totaled $114.3 million, or 10.2% of total assets, at June 30, 2013, a decrease of $4.6 million, or 3.9%, compared to $118.9 million at June 30, 2012.  The decrease is mainly the result of mark to market adjustments in securities available for sale due to increases in long term interest rates, offset by retained net income.  Stockholders received a $0.06 cash dividend during the first six months of 2013. Book value per share decreased from $6.33 per share at June 30, 2012 to $6.16 per share at June 30, 2013.  Farmers’ tangible book value per share also decreased from $5.99 per share at June 30, 2012 to $5.85 per share at June 30, 2013.  The decreases in book value and tangible book value per share were also the result of the mark to market adjustments in securities available for sale.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three and six months ended June 30, 2013 and 2012:

(In Thousands, except Per Share Data)	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2013	2012	2013	2012
Total Assets	$1,123,489	$1,116,833	$1,123,489	$1,116,833
Net Income	$1,868	$2,286	$3,873	$4,806
Basic and Diluted Earnings Per Share	$0.10	$0.12	$0.21	$0.26
Return on Average Assets (Annualized)	0.66%	0.82%	0.69%	0.88%
Return on Average Equity (Annualized)	6.21%	7.81%	6.48%	8.32%
Efficiency Ratio (tax equivalent basis)	77.16%	68.66%	74.88%	68.48%
Equity to Asset Ratio	10.18%	10.65%	10.18%	10.65%
Tangible Common Equity Ratio *	9.71%	10.15%	9.71%	10.15%
Dividends to Net Income	29.82%	24.67%	28.94%	35.16%
Net Loans to Assets	52.45%	50.45%	52.45%	50.45%
Loans to Deposits	66.18%	64.57%	66.18%	64.57%

*The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of June 30, 2013 and 2012, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

(In Thousands of Dollars)	June 30, 2013	December 31, 2012	June 30, 2012
Reconciliation of Common Stockholders’ Equity to Tangible Common Equity
Stockholders’ Equity	$114,316	$120,792	$118,938
Less Goodwill and other intangibles	5,836	6,032	6,237
Tangible Common Equity	$108,480	$114,760	$112,701

(In Thousands of Dollars)	June 30, 2013	December 31, 2012	June 30, 2012
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,123,489	$1,139,695	$1,116,833
Less Goodwill and other intangibles	5,836	6,032	6,237
Tangible Assets	$1,117,653	$1,133,663	$1,110,596

Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$591,485	$7,867	5.33%	$562,329	$8,056	5.75%
Taxable securities (4)	351,567	1,734	1.98	330,970	2,128	2.58
Tax-exempt securities (4) (6)	86,441	1,131	5.25	73,324	1,074	5.88
Equity securities (2)	4,337	48	4.44	4,363	52	4.78
Federal funds sold and other	20,726	8	0.15	57,643	30	0.21
Total earning assets	1,054,556	10,788	4.10	1,028,629	11,340	4.42

NONEARNING ASSETS

Cash and due from banks	21,385	0	0	19,912	0	0
Premises and equipment	18,044	0	0	17,411	0	0
Allowance for loan losses	(7,550)	0	0	(9,242)	0	0
Unrealized gains (losses) on securities	9,492	0	0	13,247	0	0
Other assets (3)	44,473	0	0	46,098	0	0
Total assets	$1,140,400	0	0	$1,116,055	0	0

INTEREST-BEARING LIABILITIES

Time deposits	$230,534	$952	1.66%	$250,141	$1,196	1.92%
Savings deposits	418,543	165	0.16	411,859	252	0.25
Demand deposits	124,867	10	0.03	115,475	12	0.04
Short term borrowings	95,487	13	0.05	98,187	25	0.10
Long term borrowings	10,245	94	3.68	10,606	98	3.71
Total interest-bearing liabilities	879,676	1,234	0.56	886,268	1,583	0.72

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	135,147	0	0	108,584	0	0
Other liabilities	5,016	0	0	3,468	0	0
Stockholders’ equity	120,561	0	0	117,735	0	0
Total liabilities and stockholders’ equity	$1,140,400	0	0	$1,116,055	0	0
Net interest income and interest rate spread	0	$9,555	3.54%	0	$9,757	3.70%
Net interest margin	0	0	3.63%	0	0	3.80%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)

Interest on loans includes fee income of $633 thousand and $610 thousand for 2013 and 2012, respectively, and is reduced by amortization of $502 thousand and $458 thousand for 2013 and 2012, respectively.

(6)

For 2013, adjustments of $128 thousand and $387 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2012, adjustments of $69 thousand and $368 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$584,075	$15,548	5.37%	$563,028	$16,128	5.76%
Taxable securities (4)	356,243	3,642	2.06	321,940	4,234	2.64
Tax-exempt securities (4) (6)	84,086	2,238	5.37	73,693	2,158	5.89
Equity securities (2)	4,349	101	4.68	4,363	102	4.70
Federal funds sold and other	21,132	18	0.17	50,756	51	0.20
Total earning assets	1,049,885	21,547	4.14	1,013,780	22,673	4.49

NONEARNING ASSETS

Cash and due from banks	19,389	0	0	21,072	0	0
Premises and equipment	18,187	0	0	17,101	0	0
Allowance for loan losses	(7,548)	0	0	(9,463)	0	0
Unrealized gains (losses) on securities	10,006	0	0	13,148	0	0
Other assets (3)	44,362	0	0	44,121	0	0
Total assets	$1,134,281	0	0	$1,099,759	0	0

INTEREST-BEARING LIABILITIES

Time deposits	$231,714	$1,945	1.69%	$253,607	$2,412	1.91%
Savings deposits	416,234	350	0.17	401,859	550	0.28
Demand deposits	125,006	19	0.03	114,181	23	0.04
Short term borrowings	88,410	25	0.06	94,233	67	0.14
Long term borrowings	14,378	193	2.71	10,648	196	3.70
Total interest-bearing liabilities	875,742	2,532	0.58	874,528	3,248	0.75

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	132,931	0	0	105,427	0	0
Other liabilities	4,978	0	0	3,588	0	0
Stockholders’ equity	120,630	0	0	116,216	0	0
Total liabilities and stockholders’ equity	$1,134,281	0	0	$1,099,759	0	0
Net interest income and interest rate spread	0	$19,016	3.56%	0	$19,425	3.74%
Net interest margin	0	0	3.65%	0	0	3.85%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)

Interest on loans includes fee income of $1.2 million and $1.1 million for 2013 and 2012, respectively, and is reduced by amortization of $991 thousand and $929 thousand for 2013 and 2012, respectively.

(6)

For 2013, adjustments of $241 thousand and $767 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2012, adjustments of $145 thousand and $739 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net interest income. Net interest income was $9.0 million for the second quarter of 2013, which compared to $9.3 million in the second quarter of 2012.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 17 basis points to 3.63% for the three months ended June 30, 2013, compared to 3.80% for the same period in the prior year.  The decrease in net interest margin is largely a result of interest-earning assets repricing at lower rates.  In comparing the quarters ending June 30, 2013 and 2012, yields on earning assets decreased 33 basis points, while the cost of interest bearing liabilities decreased 16 basis points.

On a year-to-date basis, net interest income decreased to $18.0 million for the six month period ended June 30, 2013, compared to $18.5 million in the same period in 2012. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 3.65% for the six months ended June 30, 2013, compared to 3.85% for the same period in the prior year.

Noninterest Income. Noninterest income was $3.2 million for the second quarter of 2013, increasing 14.3% from $2.8 million compared to the same quarter of 2012.  Security gains were $242 thousand in the second quarter of 2013 compared to none in 2012 as the company sold shares of Fannie Mae preferred stock.  Service charges on deposit accounts increased $39 thousand or 8%, and net gains on the sale of loans also increased $50 thousand or 36% as the Company continues to develop its operations to originate and sell residential real estate loans in the secondary market.  Insurance agency commissions increased from $25 thousand in the second quarter of 2012 to $41 thousand in the second quarter of 2013, and trust fees also increased $26 thousand to $1.4 million in comparing the same time periods.

Noninterest income for the six months ended June 30 2013 was $6.1 million, compared to $5.5 million for the same period in 2012. The increase in noninterest income is primarily due to security gains of $256 thousand in 2013 compared to none in 2012 and income from the sale of loans, increasing from $203 thousand for the six months ended June 30, 2012 to $302 thousand for the same six month period in 2013.   Income from investment commissions was also $78 thousand higher in 2013.

Noninterest Expense. Noninterest expense totaled $9.8 million for the second quarter of 2013, which is $1.0 million more than the $8.8 million in the same quarter in 2012.  Most of this increase is a result of a $461 thousand or 9.3% increase in salaries and employee benefits, due to increased health care costs and a higher number of employees in the current quarter.  The higher employee count is attributed primarily to our expanded branch network and lending support function.  Merger related costs amounted to $217 thousand as a result of legal and investment banking fees related to the acquisition of National Associates, Inc., compared to no costs in the same period in the prior year. Other operating expenses increased $255 thousand or 22% as a result of increased loan expenses, and increased intangible tax expense.

Noninterest expense for the six months ended June 30, 2013 was $18.9 million, compared to $17.4 million for the same period in 2012, representing an increase of $1.5 million, or 8.7%. The increase is mainly the result of the previously mentioned increase in salaries and employee benefits, resulting from a higher number of employees in the current year, an increase in merger related costs of $261 thousand and a $196 thousand increase in other operating expenses.

Farmers’ tax equivalent efficiency ratio for the three month period ended June 30, 2013 was 77.2% compared to 68.7% for the same period in 2012. The change in the efficiency ratio was the result of the $1.0 million increase in noninterest expense as explained in the previous paragraph.  Management has focused on increasing the levels of noninterest income and reducing the level of noninterest expense.  As mentioned in the financial statement footnotes, one of the steps that was implemented in this process is the decision to close two retail branch locations that are located in Warren and Leetonia, Ohio.

The Company’s tax equivalent efficiency ratio for the six month period ended June 30, 2013 was 74.9% compared to 68.5% for the same period in 2012. The change in the efficiency ratio was the result of the $1.5 million increase in noninterest expenses for the reasons explained in the previous paragraphs.

Income Taxes. Income tax expense totaled $404 thousand for the quarter ended June 30, 2013 and $682 thousand for the quarter ended June 30, 2012. The decrease in the current quarter tax expense can be attributed to both the $696 thousand decrease in income before taxes and a larger percentage of tax exempt municipal securities. The effective tax rate for the three month period ended June 30, 2013 was 17.8%, compared to 23.0% for the same period in 2012. The effective tax rate decrease compared to the same period in 2012 was primarily due to the increase in tax exempt income from both tax exempt municipal securities and loans to municipalities.

Income tax expense was $899 thousand for the first six months of 2013 and $1.5 million for the first six months of 2012.  The effective tax rate for the six month period of 2013 was 18.8%, compared to 23.5% for the same period in 2012.  The effective tax rate decrease over the same period in 2012 was due to the increase in income from tax exempt municipal securities and loans as mentioned in the quarter discussion above.

Other Comprehensive Income. For the quarter ended June 30, 2013, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $6.0 million, compared to an unrealized gain of $1.7 million for the same period in 2012.  For the first six months of 2013, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $7.6 million, compared to an unrealized gain of $1.1 million for the same period in 2012. The decrease in fair value for the three and six month periods ended June 30, 2013 is the result of the increase in long term interest rates.

Financial Condition

Cash and cash equivalents. Cash and cash equivalents decreased $11.2 million during the first six months of 2013. The Company expects these levels to remain steady over the next few months. The decrease is largely due to the increase in loan balances and the decline in deposit account balances over the six month period.

Securities. Securities available-for-sale decreased by $20.3 million since December 31, 2012.  As securities matured and paid down the proceeds were used to fund the increase in the loan portfolio as well as the decrease in deposit accounts.

Loans. Gross loans increased $10.2 million, or 1.7%, since December 31, 2012. Most of the loan growth occurred in the commercial and the indirect loan portfolios. The increase in loans is related to the modest economic growth being experienced in the Mahoning Valley. The demand experience for the Bank’s business and consumer credit is consistent with the experience of other banks in the Federal Reserve’s Fourth District and banks nationally per the Federal Reserve Beige Book. The increase in loan balances was not enough to overcome the low interest rate environment that caused a lower level of loan income for the first six months of 2013 compared to the same period in 2012.  On a fully tax equivalent basis, loans contributed $15.5 million of total interest income for the six months ended June 30, 2013 and $16.1 million during the same period in 2012.

 Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below.

Asset Quality History

(In Thousands of Dollars)

	6/30/13	3/31/13	12/31/12	9/30/12	6/30/12
Nonperforming loans	$8,064	$7,368	$8,228	$8,662	$9,900
Nonperforming loans as a % of total loans	1.35%	1.24%	1.40%	1.51%	1.73%
Loans delinquent 30-89 days	$2,497	$3,536	$3,702	$3,173	$2,778
Loans delinquent 30-89 days as a % of total loans	0.42%	0.60%	0.62%	0.55%	0.49%
Allowance for loan losses	$7,590	$7,508	$7,629	$8,625	$9,048
Allowance for loan losses as a % of loans	1.27%	1.27%	1.30%	1.51%	1.58%
Allowance for loan losses as a % of nonperforming loans	93.95%	101.90%	93.01%	99.57%	91.39%
Annualized net charge-offs to average net loans outstanding	0.06%	0.26%	0.71%	0.54%	0.57%
Non-performing assets	$8,374	$7,778	$8,536	$8,833	$10,312
Non-performing assets as a % of total assets	0.75%	0.68%	0.75%	0.78%	0.92%
Net charge-offs for the quarter	$88	$376	$995	$748	$798

For the three months ended June 30, 2013, management recorded $170 thousand of loss provision to the allowance for loan losses, compared to providing $400 thousand over the same three month period in the prior year. The provision for the three month period ended June 30, 2013 was primarily a result of an increase in total loans of 1.0% over the current three month period and the $88 thousand net charge-offs recorded during the quarter. The growth in total loans outpaced the provision for the three month period due to improved asset quality metrics, most notably the decline in net charge-offs for the three month period ended June 30, 2012 from $798 thousand to $88 thousand for the three months ended June 30, 2013. As a result, the ratio of allowance for loan losses to gross loans declined from 1.58% at June 30, 2012 to 1.27% at June 30, 2013. The level of charge-offs and a lower level of delinquencies from the previous year, are factors considered in management’s quarterly estimate of loan loss provisions and the adequacy of the allowance for loan losses.

For the six month period ended June 30, 2013, a $425 thousand provision was recorded compared to $400 thousand for the first six months of 2012.  The slightly larger provision for the six month period ended June 30, 2013 was primarily a result of a $10.2 million increase in total loans compared to December 31, 2012.  The unallocated portion of the allowance for loan losses was $264 thousand at December 31, 2012, compared to an unallocated portion of the allowance for loan losses of $178 thousand at June 30, 2013.  The decrease to the unallocated portion in the first six months of 2013 was primarily due to an increase in the allocated portion for environmental factors.  Additionally, charge offs exceeded the provision during the six month period ended June 30, 2103.  Non-performing loans declined from $8.2 million at December 31, 2012 to $8.1 million at June 30, 2013. Loans 30–89 days delinquent decreased $1.2 million, or 31.7%, to $2.5 million since December 31, 2012.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at June 30, 2013 is adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits decreased $17.1 million, or 1.9%, since December 31, 2012. Money market accounts decreased $18.0 million between December 31, 2012 and June 30, 2013.  This large decrease in money market accounts was offset slightly by an increase of $2.6 million in savings and other interest bearing demand deposits between December 31, 2012 and June 30, 2013. The Company’s strategy is to slow deposit growth slightly but also to price deposit rates to remain competitive within the market. At June 30, 2013, core deposits — savings and money market accounts, time deposits less than $100 thousand and demand deposits — represented approximately 90% of total deposits.

Borrowings . Total borrowings increased $11.3 million, or 12.5%, since December 31, 2012. The increase in borrowings is the result of an $11.5 million increase in securities sold under repurchase agreements. The increase in repurchase agreements is mainly due to the public funds movement between securities sold under repurchase agreements and money market accounts in an effort to maximized interest rate returns.

Capital Resources. Total stockholders’ equity decreased from $120.8 million at December 31, 2012 to $114.3 million at June 30, 2013. The decrease is mainly the result of mark to market adjustments in securities available for sale due to increases in long term interest rates, offset by retained net income.  Shareholders received a $0.06 per share cash dividend paid during the first six months of 2013. Book value per share decreased from $6.43 per share at December 31, 2012 to $6.16 per share at June 30, 2013.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of June 30, 2013 the Company’s total risk-based capital ratio stood at 17.25%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 16.08% and 9.64%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2013.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2012 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Securities), Note 3 (Loans), and the sections captioned “Investment Securities” and “Loan Portfolio.”

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At June 30, 2013, these lines of credited totaled $24.5 million and the Bank had not borrowed against these lines. In addition, the Company has a $1.5 million revolving line of credit with a correspondent bank. The outstanding balance at June 30, 2013 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of June 30, 2013, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $10.2 million with additional borrowing capacity of approximately $87.4 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first six months of 2013, net cash used by investing activities amounted to $3.4 million, compared to $22.9 million used in investing activities for the same period in 2012. Purchases and settlements of securities amounted to $36.4 million used during the first six months of 2013 compared to $54.8 million used during the same period in 2012. There was $10.8 million used for loan originations and payments during the first six months of 2013, compared to $3.1 million in net cash used by loan originations and payments during the same period in 2012. The cash used by lending activities during this year’s first six month period can be attributed to the activity in the commercial and indirect loan portfolios.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used by financing activities amounted to $8.6 million for the first six months of 2013, compared to $42.7 million provided by financing activities for the same period in 2012. The majority of this change can be attributed to the change in deposits. Deposits provided $46.5 million during the first six months of 2012 and used $17.1 million during the first six months of 2013.  This increase in funds used was offset by the net change in short-term borrowings.  During the six month period ended June 30, 2013 cash provided by short-term borrowings was $11.5 million compared to $1.6 million used during the same six month period in 2012.  The Company used $1.6 million for the acquisition of treasury shares during the six month period ended June 30, 2013 compared to none in 2012.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $126.4 million at June 30, 2013 and $95.4 million at December 31, 2012.

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

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act).  The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds.  Community banking organizations, such as the Company and the Bank, become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.

The final rule:

•

Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009 to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included in Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.
•	Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%.
•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4% to 6%.
•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8%.
•	Establishes a minimum leverage ratio requirement of 4%.
•	Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures.
•

Permits banking organizations that are not subject to the advanced approaches rule, such as the Company and the Bank, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

•

Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019.  A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.
•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.
•	Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

The Company’s management is currently evaluating the provisions of the final rule and their expected impact on the Company.

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

Changes In Interest Rate (basis points)	June 30, 2013 Result	December 31, 2012 Result	ALCO Guidelines
Net Interest Income Change
+300	-0.9%	-0.6%	15.00%
+200	-0.3%	-0.1%	10.00%
+100	-0.0%	0.1%	5.00%
-100	-3.1%	-3.4%	5.00%
Net Present Value
Of Equity Change
+300	-7.0%	3.3%	20.00%
+200	-1.5%	5.7%	15.00%
+100	0.9%	4.4%	10.00%
-100	-13.0%	-16.8%	10.00%

The results of the simulation indicate that in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using June 30, 2013 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points. This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstandingcommon stock in the open market or in privately negotiated transactions.  This program expires in September 2013.

The following table summarizes the treasury stock purchased by the issuer during the second quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1-30	0	0	0	912,808
May 1-31	0	0	0	912,808
June 1-30	247,845	$6.48	247,845	664,963
TOTAL	247,845	$6.48	247,845	664,963

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

3.1

Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on October 3, 2001 (File No. 333-70806).

3.2

Amendment to Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2013).

3.3

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

Dated: August 7, 2013

/s/ John S. Gulas
John S. Gulas President and Chief Executive Officer

Dated: August 7, 2013

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer