Form 10-Q
period 2013-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2013-11-07
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, No Par Value	18,775,980 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$13,690	$14,209
Federal funds sold and other	26,613	23,550
TOTAL CASH AND CASH EQUIVALENTS	40,303	37,759
Securities available for sale	438,127	464,088
Loans held for sale	1,016	3,624
Loans	611,349	586,592
Less allowance for loan losses	7,369	7,629
NET LOANS	603,980	578,963
Premises and equipment, net	17,567	18,429
Goodwill	6,343	3,709
Other intangibles	4,203	2,323
Bank owned life insurance	15,783	15,541
Other assets	20,797	15,259
TOTAL ASSETS	$1,148,119	$1,139,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$139,705	$132,016
Interest-bearing	763,705	786,993
TOTAL DEPOSITS	903,410	919,009
Short-term borrowings	98,243	79,886
Long-term borrowings	20,079	10,423
Other liabilities	13,863	9,585
TOTAL LIABILITIES	1,035,595	1,018,903
Commitments and contingent liabilities	—	—
Stockholders’ Equity:
Common Stock—Authorized 35,000,000 shares in 2013 and 25,000,000 shares in 2012: issued 19,031,059 in 2013 and 18,802,282 in 2012	105,905	104,504
Retained earnings	12,484	8,683
Accumulated other comprehensive income (loss)	(4,217)	7,647
Treasury stock, at cost; 255,079 shares in 2013 and 7,234 shares in 2012	(1,648)	(42)
TOTAL STOCKHOLDERS’ EQUITY	112,524	120,792
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,148,119	$1,139,695

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
(Unaudited)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,724	$7,945	$23,031	$23,928
Taxable securities	1,598	1,901	5,240	6,135
Tax exempt securities	742	705	2,213	2,124
Dividends	47	50	148	152
Federal funds sold and other interest income	11	29	29	80
TOTAL INTEREST AND DIVIDEND INCOME	10,122	10,630	30,661	32,419
INTEREST EXPENSE
Deposits	1,136	1,409	3,450	4,394
Short-term borrowings	13	22	38	89
Long-term borrowings	125	98	318	294
TOTAL INTEREST EXPENSE	1,274	1,529	3,806	4,777
NET INTEREST INCOME	8,848	9,101	26,855	27,642
Provision for loan losses	340	325	765	725
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,508	8,776	26,090	26,917
NONINTEREST INCOME
Service charges on deposit accounts	633	540	1,648	1,499
Bank owned life insurance income, including death benefits	337	129	570	389
Trust fees	1,368	1,328	4,105	4,111
Insurance agency commissions	56	28	139	89
Security gains	597	473	853	473
Retirement plan consulting fees	205	0	205	0
Investment commissions	173	210	686	645
Net gains on sale of loans	146	204	448	407
Other operating income	658	455	1,619	1,339
TOTAL NONINTEREST INCOME	4,173	3,367	10,273	8,952
NONINTEREST EXPENSES
Salaries and employee benefits	6,475	4,808	17,080	14,476
Occupancy and equipment	1,053	1,060	3,167	3,089
State and local taxes	327	293	984	904
Professional fees	742	490	1,691	1,353
Merger related costs	9	0	270	0
Advertising	225	210	638	668
FDIC insurance	181	166	538	535
Intangible amortization	214	102	410	307
Core processing charges	353	303	1,035	1,023
Other operating expenses	1,347	1,464	4,023	3,989
TOTAL NONINTEREST EXPENSES	10,926	8,896	29,836	26,344
INCOME BEFORE INCOME TAXES	1,755	3,247	6,527	9,525
INCOME TAXES	143	758	1,042	2,230
NET INCOME	$1,612	$2,489	$5,485	$7,295
NET INCOME PER SHARE—basic and diluted	$0.09	$0.13	$0.29	$0.39

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
NET INCOME	$1,612	$2,489	$5,485	$7,295
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	(5,939)	695	(17,399)	2,438
Reclassification adjustment for (gains) losses realized in income	(597)	(473)	(853)	(473)
Net unrealized holding gains (losses)	(6,536)	222	(18,252)	1,965
Income tax effect	2,286	(77)	6,388	(687)
Other comprehensive income (loss)	(4,250)	145	(11,864)	1,278
COMPREHENSIVE INCOME (LOSS)	$(2,638)	$2,634	$(6,379)	$8,573

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars) Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,485	$7,295
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	765	725
Depreciation and amortization	1,410	1,250
Net amortization of securities	2,216	1,996
Security gains	(853)	(473)
(Gain) loss on sale of other real estate owned	30	(56)
Earnings on bank owned life insurance	(353)	(389)
Income recognized from death benefit on bank owned life insurance	(217)	0
Origination of loans held for sale	(22,350)	(25,217)
Proceeds from sale of loans held for sale	25,406	21,727
Net gains on sale of loans	(448)	(407)
Net change in other assets and liabilities	3,505	(844)
NET CASH FROM OPERATING ACTIVITIES	14,596	5,607

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	62,427	62,216
Proceeds from sales of securities available for sale	55,614	56,463
Purchases and settlements of securities available for sale	(111,696)	(148,054)
Loan originations and payments, net	(25,885)	(4,361)
Proceeds from sales of other real estate owned	199	1,814
Proceeds from BOLI death benefit	328	0
Proceeds from sale of real estate	118	0
Additions to premises and equipment	(181)	(2,623)
Investment in National Associates Inc., net	(2,100)	0
NET CASH FROM INVESTING ACTIVITIES	(21,176)	(34,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(15,599)	60,013
Net change in short-term borrowings	18,357	(1,218)
Repayment of Federal Home Loan Bank borrowings and other debt	(344)	(775)
New Federal Home Loan Bank advance borrowings	10,000	0
Cash dividends paid	(1,684)	(2,253)
Proceeds from dividend reinvestment	0	243
Acquisition of treasury stock	(1,606)	0
NET CASH FROM FINANCING ACTIVITIES	9,124	56,010
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,544	27,072
Beginning cash and cash equivalents	37,759	52,422
Ending cash and cash equivalents	$40,303	$79,494
Supplemental cash flow information:
Interest paid	$3,829	$4,809
Income taxes paid	$1,130	$1,455
Supplemental noncash disclosures:
Transfer of loans to other real estate	$103	$1,344
Issuance of stock for NAI acquisition	$1,400	$0
Contigent consideration for NAI acquisition	$920	$0
Security purchases not settled	$6,606	$0

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Farmers National Insurance.  On July 1, 2013 the Company acquired National Associates, Inc. (“NAI”), a retirement plan consulting firm located in Cleveland, Ohio.  Therefore the Company now provides retirement consulting services through NAI.    The consolidated financial statements include the accounts of the Company, the Bank and its subsidiary, along with the Trust and NAI. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Segments:

The Company provides a broad range of financial services to individuals and companies in northeastern Ohio. While the Company’s chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment.  The NAI segment was not considered material at September 30, 2013 and was therefore not presented as a separate segment.

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement health plan, which are recognized as separate components of equity, net of tax effects. For the three and nine month periods ended September 30, 2013, there was no change in the funded status of the plan.

Recent Accounting Pronouncements:

In February 2013, the Fair Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02 (the “ASU”) with the primary objective of improving the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. Generally Accepted Accounting Principles (U.S. GAAP), the ASU requires an entity to report the effect of these reclassifications out of AOCI on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes. For AOCI items that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. The Company has adopted this ASU beginning with periods ended March 31, 2013, by adding an additional footnote disclosure to the consolidated financial statements.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(In Thousands of Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
U.S. Treasury and U.S. government sponsored entities	$54,751	$889	$(404)	$55,236
State and political subdivisions	106,937	1,889	(2,551)	106,275
Corporate bonds	1,541	1	(17)	1,525
Mortgage-backed securities—residential	223,966	1,591	(4,437)	221,120
Collateralized mortgage obligations	31,336	156	(1,864)	29,628
Small business administration	26,153	2	(1,933)	24,222
Equity securities	60	64	(3)	121
Totals	$444,744	$4,592	$(11,209)	$438,127

(In Thousands of Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. Treasury and U.S. government sponsored entities	$66,378	$1,601	$(1)	$67,978
State and political subdivisions	90,466	5,067	(245)	95,288
Corporate bonds	2,123	12	(7)	2,128
Mortgage-backed securities—residential	231,582	5,112	(476)	236,218
Collateralized mortgage obligations	40,333	336	(74)	40,595
Small business administration	21,432	74	(62)	21,444
Equity securities	139	303	(5)	437
Totals	$452,453	$12,505	$(870)	$464,088

Proceeds from the sale of portfolio securities were $54.7 million and $55.6 million during the three and nine-month periods ended September 30, 2013. Gross gains of $738 thousand and $994 thousand along with gross losses of $141 thousand were realized on these sales during the three and nine month periods ended September 30, 2013.  Proceeds from the sales of investment securities were $56.5 million during the three and nine month periods ended September 30, 2012.  Gross gains of $671 thousand and gross losses of $198 thousand were realized on these sales during the three and nine month periods ended September 30, 2012.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2013
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$13,179	$13,303
One to five years	79,638	80,478
Five to ten years	50,514	49,774
Beyond ten years	19,898	19,481
Mortgage-backed, CMO and SBA securities	281,455	274,970
Total	$444,684	$438,006

The following table summarizes the investment securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by major security type and length of time in a continuous unrealized loss position.  Unrealized losses for small business administration securities rounded to less than $1 thousand in 2013 and 2012.  In addition, unrealized losses for mortgage-backed securities – residential, rounded to less than $1 thousand in 2012.

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$21,226	$(404)	$0	$0	$21,226	$(404)
State and political subdivisions	36,377	(2,551)	0	0	36,377	(2,551)
Corporate bonds	1,275	(17)	0	0	1,275	(17)
Mortgage-backed securities – residential	95,361	(3,005)	31,293	(1,432)	126,654	(4,437)
Collateralized mortgage obligations	21,306	(1,864)	0	0	21,306	(1,864)
Small business administration	24,121	(1,933)	8	0	24,129	(1,933)
Equity securities	0	0	9	(3)	9	(3)
Total	$199,666	$(9,774)	$31,310	$(1,435)	$230,976	$(11,209)

	Less Than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$5,490	$(1)	$0	$0	$5,490	$(1)
State and political subdivisions	12,079	(245)	0	0	12,079	(245)
Corporate bonds	887	(7)	0	0	887	(7)
Mortgage-backed securities – residential	97,598	(476)	52	0	97,650	(476)
Collateralized mortgage obligations	23,132	(74)	0	0	23,132	(74)
Small business administration	7,853	(62)	37	0	7,890	(62)
Equity securities	0	0	8	(5)	8	(5)
Total	$147,039	$(865)	$97	$(5)	$147,136	$(870)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities are generally evaluated for OTTI under FASB Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, or U.S. government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of September 30, 2013, the Company’s security portfolio consisted of 389 securities, 103 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities and state and political subdivision securities as discussed below.

Unrealized losses on U.S. Treasury and U.S. government-sponsored entities have not been recognized into income because the securities are of high credit quality, management does not have the intent to sell these securities before their anticipated recovery and the decline in fair value is largely due to fluctuations in market interest rates and not credit quality. Consequently, the fair value of such debt securities is expected to recover as the securities approach their maturity date. Unrealized losses on debt securities issued by state and political subdivisions have not been recognized into income. A security-level assessment is performed on each security, and assessments are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and whether management intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis. These securities have maintained their investment grade ratings and management does not have the intent to sell these securities before their anticipated recovery. The fair value is expected to recover as the securities approach their maturity date.

All of the Company’s holdings of collateralized mortgage obligations and mortgage-backed securities-residential were issued by U.S. government-sponsored entities. Unrealized losses on these securities have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, the issues are guaranteed by the issuing entity and which the U.S. government has affirmed its commitment to support, and because the Company does not have the intent to sell these mortgage-backed securities-residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be OTTI.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2013	December 31, 2012
Commercial real estate
Owner occupied	$84,484	$95,208
Non-owner occupied	96,630	83,405
Other	19,888	22,729
Commercial	108,758	97,112
Residential real estate
1-4 family residential	139,581	132,665
Home equity lines of credit	26,151	24,110
Consumer
Indirect	120,607	116,471
Direct	10,526	11,160
Other	2,606	1,767
Subtotal	609,231	584,627
Net deferred loan costs	2,118	1,965
Allowance for loan losses	(7,369)	(7,629)
Net loans	$603,980	$578,963

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,050	$1,431	$1,751	$1,180	$178	$7,590
Provision for loan losses	(213)	(14)	171	398	(2)	340
Loans charged off	(219)	0	(135)	(561)	0	(915)
Recoveries	33	38	26	257	0	354
Ending balance	$2,651	$1,455	$1,813	$1,274	$176	$7,369

Nine Months Ended September 30, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,392	$1,453	$1,569	$951	$264	$7,629
Provision for loan losses	(606)	(87)	508	1,038	(88)	765
Loans charged off	(300)	(80)	(303)	(1,351)	0	(2,034)
Recoveries	165	169	39	636	0	1,009
Ending balance	$2,651	$1,455	$1,813	$1,274	$176	$7,369

Three Months Ended September 30, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,626	$1,752	$1,607	$1,020	$43	$9,048
Provision for loan losses	(142)	205	33	99	130	325
Loans charged off	(446)	(187)	(49)	(256)	0	(938)
Recoveries	23	9	21	137	0	190
Ending balance	$4,061	$1,779	$1,612	$1,000	$173	$8,625

Nine Months Ended September 30, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,880	$1,529	$1,802	$972	$637	$9,820
Provision for loan losses	(87)	610	414	252	(464)	725
Loans charged off	(814)	(400)	(657)	(703)	0	(2,574)
Recoveries	82	40	53	479	0	654
Ending balance	$4,061	$1,779	$1,612	$1,000	$173	$8,625

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

September 30, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$245	$279	$0	$0	$0	$524
Collectively evaluated for impairment	2,406	1,176	1,813	1,274	176	6,845
Total ending allowance balance	$2,651	$1,455	$1,813	$1,274	$176	$7,369
Loans:
Loans individually evaluated for impairment	$7,173	$2,625	$2,398	$0	$0	$12,196
Loans collectively evaluated for impairment	192,999	106,133	162,804	137,217	0	599,153
Total ending loans balance	$200,172	$108,758	$165,202	$137,217	$0	$611,349

December 31, 2012

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$129	$51	$0	$0	$0	$180
Collectively evaluated for impairment	3,263	1,402	1,569	951	264	7,449
Total ending allowance balance	$3,392	$1,453	$1,569	$951	$264	$7,629
Loans:
Loans individually evaluated for impairment	$8,535	$1,852	$989	$0	$0	$11,376
Loans collectively evaluated for impairment	192,116	95,260	155,193	132,647	0	575,216
Total ending loans balance	$200,651	$97,112	$156,182	$132,647	$0	$586,592

The following tables present information related to impaired loans by class of loans as of September 30, 2013 and December 31, 2012:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2013
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,554	$2,423	$0
Non-owner occupied	518	418	0
Commercial	2,091	2,057	0
Residential real estate
1-4 family residential	2,261	2,147	0
Home equity lines of credit	261	251	0
Subtotal	7,685	7,296	0
With an allowance recorded:
Commercial real estate
Owner occupied	2,963	2,727	220
Non-owner occupied	1,605	1,605	25
Commercial	568	568	279
Subtotal	5,136	4,900	524
Total	$12,821	$12,196	$524

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2012
With no related allowance recorded:
Commercial real estate
Owner occupied	$3,916	$3,481	$0
Non-owner occupied	560	461	0
Commercial	1,250	1,192	0
Residential real estate
1-4 family residential	971	989	0
Subtotal	6,697	6,123	0
With an allowance recorded:
Commercial real estate
Owner occupied	2,207	2,169	59
Non-owner occupied	2,560	2,424	70
Commercial	948	660	51
Subtotal	5,715	5,253	180
Total	$12,412	$11,376	$180

The following table presents the average recorded investment in impaired loans by class for the three and nine month periods ended September 30, 2013 and 2012:

(In Thousands of Dollars)	Average Recorded Investment for Three Months Ended September 30,		Average Recorded Investment for Nine Months Ended September 30,
	2013	2012	2013	2012
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,557	$1,558	$2,533	$974
Non-owner occupied	421	219	454	458
Other	0	0	0	152
Commercial	1,597	934	1,485	960
Residential real estate
1-4 family residential	2,125	769	1,349	718
Home equity lines of credit	215	0	192	0
Subtotal	6,915	3,480	6,013	3,262
With an allowance recorded:
Commercial real estate
Owner occupied	2,498	4,241	2,714	4,391
Non-owner occupied	1,612	2,717	1,816	2,384
Other	0	0	0	91
Commercial	253	688	295	495
Subtotal	4,363	7,646	4,825	7,361
Total	$11,278	$11,126	$10,838	$10,623

Interest income recognized during impairment for the three and nine month periods was immaterial.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$2,933	$0	$3,116	$0
Non-owner occupied	416	0	799	0
Other	0	0	0	0
Commercial	2,143	0	1,081	0
Residential real estate
1-4 family residential	2,607	618	2,342	197
Home equity lines of credit	286	0	294	236
Consumer
Indirect	0	82	0	143
Direct	0	14	0	19
Other	0	7	0	1
Total	$8,385	$721	$7,632	$596

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2013
Commercial real estate
Owner occupied	$48	$8	$2,933	$2,989	$81,146	$84,135
Non-owner occupied	17	0	416	433	95,798	96,231
Other	0	0	0	0	19,806	19,806
Commercial	0	50	2,143	2,193	106,565	108,758
Residential real estate
1-4 family residential	206	0	3,225	3,431	135,620	139,051
Home equity lines of credit	26	0	286	312	25,839	26,151
Consumer
Indirect	1,376	248	82	1,706	122,379	124,085
Direct	109	17	14	140	10,386	10,526
Other	26	12	7	45	2,561	2,606
Total	$1,808	$335	$9,106	$11,249	$600,100	$611,349

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2012
Commercial real estate
Owner occupied	$259	$0	$3,116	$3,375	$91,506	$94,881
Non-owner occupied	0	0	799	799	82,320	83,119
Other	0	0	0	0	22,651	22,651
Commercial	233	15	1,081	1,329	95,783	97,112
Residential real estate
1-4 family residential	718	352	2,539	3,609	128,463	132,072
Home equity lines of credit	183	82	530	795	23,315	24,110
Consumer
Indirect	1,351	319	143	1,813	117,907	119,720
Direct	144	18	19	181	10,979	11,160
Other	15	13	1	29	1,738	1,767
Total	$2,903	$799	$8,228	$11,930	$574,662	$586,592

Troubled Debt Restructurings:

Total troubled debt restructurings were $8.3 million and $7.6 million at September 30, 2013 and December 31, 2012, respectively. The Company has allocated $187 thousand and $155 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012, respectively. There are $16 thousand in commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at September 30, 2013. There were no commitments at December 31, 2012.

During the three and nine month periods ended September 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; a permanent increase of the recorded investment in the loan due to a protective advance to pay delinquent real estate taxes or advance new monies;  a deferral of principal payments; or a legal concession.

Troubled debt restructuring modifications involved a change in the notes stated interest rate in the range of an increase of 0.25% to a reduction of 3.25%. There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of three months to 126 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013

(In Thousands of Dollars)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Residential real estate
1-4 family residential	1	$10	$10
HELOC	1	56	56
Total	2	$66	$66

Nine Months Ended September 30, 2013

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$226	$239
Commercial	5	649	682
Residential real estate
1-4 family residential	2	18	18
HELOC	5	214	214
Total	14	$1,107	$1,153

Three Months Ended September 30, 2012

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	1	$356	$374
Commercial	1	74	100
Residential real estate
1-4 family residential	3	234	234
Total	5	$664	$708

Nine Months Ended September 30, 2012

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	3	$1,143	$1,166
Non-owner occupied	3	2,376	2,419
Commercial	1	74	100
Residential real estate
1-4 family residential	4	286	286
Total	11	$3,879	$3,971

There were $1thousand in charge offs during the three month period and $17 thousand in charge offs during the nine month period ended September 30, 2013 as a result of troubled debt restructurings.  During these periods ended September 30, 2013, the charge offs did not cause an increase in the allowance for loan losses.  There was a loan discussed in prior periods that resulted in a $3 thousand increase in the allowance of loan losses as a result of the allowance adjustment due to the troubled debt restructurings described above that no longer has an impairment reserve due to the increase in the fair market value of the collateral.  The troubled debt restructuring decreased the allowance for loan losses by $161 thousand during the three and nine month periods ended September 30, 2012. There were no charge offs as a result of the allowance adjustment.

There were two commercial loans and one commercial real estate loan modified as troubled debt restructuring for which there were payment defaults within twelve months following the modification during the three and nine month periods ended September 30, 2013.  Two of the three loans were past due at September 30, 2013.  There were two residential real estate loans modified as troubled debt restructurings for which there were payment defaults within twelve months following the modification during the period ended September 30, 2012.  The loans were not past due at September 30, 2012.  There was no additional provision or any impact to the allowance for losses associated with these loans.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
September 30, 2013
Commercial real estate
Owner occupied	$70,512	$7,419	$6,204	$0	$0	$84,135
Non-owner occupied	87,290	5,993	2,948	0	0	96,231
Other	19,459	0	347	0	0	19,806
Commercial	102,417	2,363	3,978	0	0	108,758
Total	$279,678	$15,775	$13,477	$0	$0	$308,930

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
December 31, 2012
Commercial real estate
Owner occupied	$78,327	$5,954	$10,600	$0	$0	$94,881
Non-owner occupied	72,270	6,519	4,330	0	0	83,119
Other	17,855	4,433	363	0	0	22,651
Commercial	89,312	3,891	3,909	0	0	97,112
Total	$257,764	$20,797	$19,202	$0	$0	$297,763

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2013 and December 31, 2012. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2013
Performing	$135,826	$25,865	$124,003	$10,512	$2,599
Nonperforming	3,225	286	82	14	7
Total	$139,051	$26,151	$124,085	$10,526	$2,606

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2012
Performing	$129,533	$23,580	$119,577	$11,141	$1,766
Nonperforming	2,539	530	143	19	1
Total	$132,072	$24,110	$119,720	$11,160	$1,767

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

Summary information about these interest-rate swaps at periods ended September 30, 2013 and December 31, 2012 is as follows:

(In Thousands of Dollars)	September 30, 2013	December 31, 2012
Notional amounts	$16,548	$7,060
Weighted average fixed pay rate on interest-rate swaps	4.19%	4.07%
Weighted average variable receive rate on interest-rate swaps	3.08%	2.99%
Weighted average maturity (years)	4.3	5.8
Fair value of combined interest-rate swaps	$160	$120

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income. For the three and nine month periods ended September 30, 2013 there was no net gain or loss recognized in earnings. The Company had no interest-rate swaps recorded at September 30, 2012.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

(In Thousands, except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic EPS computation
Numerator – Net income	$1,612	$2,489	$5,485	$7,295
Denominator – Weighted average shares outstanding	18,775,980	18,802,269	18,772,664	18,789,449
Basic earnings per share	$.09	$.13	$.29	$.39
Diluted EPS computation
Numerator – Net income	$1,612	$2,489	$5,485	$7,295
Denominator – Weighted average shares outstanding for basic earnings per share	18,775,980	18,802,269	18,772,664	18,789,449
Effect of Stock Options	0	0	0	0
Weighted averages shares for diluted earnings per share	18,775,980	18,802,269	18,772,664	18,789,449
Diluted earnings per share	$.09	$.13	$.29	$.39

Stock options for 5,000 shares were not considered in the computing of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012, respectively, because they were antidilutive.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”). The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  No share awards were issued during the periods ended September 30, 2013 and 2012 under the Plan.

The Company’s Stock Option Plan, which was shareholder-approved and has since expired, permitted the grant of share options to its directors, officers and employees for up to 375 thousand shares of common stock. Option awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of 5 years and have 10-year contractual terms. Option exercises are expected to be satisfied with either newly issued shares or treasury shares. At September 30, 2013 there remained only 5,000 outstanding options that were fully vested and exercisable. The fair value of the Company’s stock at September 30, 2013 was less than the fair value option exercise price; therefore the outstanding and exercisable options had no intrinsic value.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the three and nine month period ended September 30, 2013 was not material. No related income tax benefit was recorded.

Other Comprehensive Income (Loss):

The following table represents the detail of other comprehensive income (loss) for the three and nine month periods ended September 30, 2013 and 2012.

	Three months ended September 30, 2013
(In Thousands of Dollars)	Pre-tax	Tax	After-tax

Unrealized holding losses on available-for-sale securities during the period	$(5,939)	$2,077	$(3,862)
Reclassification adjustment for (gains) losses included in net income (1)	(597)	209	(388)
Net unrealized losses on available-for-sale securities	$(6,536)	$2,286	$(4,250)

	Nine months ended September 30, 2013
(In Thousands of Dollars)	Pre-tax	Tax	After-tax

Unrealized holding losses on available-for-sale securities during the period	$(17,399)	$6,090	$(11,309)
Reclassification adjustment for (gains) losses included in net income (1)	(853)	298	(555)
Net unrealized losses on available-for-sale securities	$(18,252)	$6,388	$(11,864)

	Three months ended September 30, 2012
(In Thousands of Dollars)	Pre-tax	Tax	After-tax

Unrealized holding gains on available-for-sale securities during the period	$695	$(243)	$452
Reclassification adjustment for (gains) losses included in net income (1)	(473)	166	(307)
Net unrealized gains on available-for-sale securities	$222	$(77)	$145

	Nine months ended September 30, 2012
(In Thousands of Dollars)	Pre-tax	Tax	After-tax

Unrealized holding gains on available-for-sale securities during the period	$2,438	$(853)	$1,585
Reclassification adjustment for (gains) losses included in net income (1)	(473)	166	(307)
Net unrealized gains on available-for-sale securities	$1,965	$(687)	$1,278

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company used a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort by the Company’s Chief Financial Officer and Controller. For the period ended September 30, 2013 and for the year ended December 31, 2012, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2013 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$55,236	$0	$55,236	$0
State and political subdivisions	106,275	0	106,275	0
Corporate bonds	1,525	0	1,525	0
Mortgage-backed securities-residential	221,120	0	221,109	11
Collateralized mortgage obligations	29,628	0	29,628	0
Small business administration	24,222	0	24,222	0
Equity securities	121	121	0	0
Total investment securities	$438,127	$121	$437,995	$11
Yield maintenance provisions	$160	$0	$160	$0
Financial Liabilities
Interest rate swaps	$160	$0	$160	$0

		Fair Value Measurements at December 31, 2012 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$67,978	$0	$67,978	$0
State and political subdivisions	95,288	0	95,288	0
Corporate bonds	2,128	0	2,128	0
Mortgage-backed securities-residential	236,218	0	236,207	11
Collateralized mortgage obligations	40,595	0	40,595	0
Small business administration	21,444	0	21,444	0
Equity securities	437	437	0	0
Total investment securities	$464,088	$437	$463,640	$11
Yield maintenance provisions	$120	$0	$120	$0
Financial Liabilities
Interest rate swaps	$120	$0	$120	$0

There were no significant transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2013 and 2012.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
(In Thousands of Dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$11	$11	$11	$12
Total unrealized gains or losses:
Included in other comprehensive income or loss	0	0	0	0
Repayments	0	0	0	(1)
Transfer in and/or out of Level 3	0	0	0	0
Ending balance	$11	$11	$11	$11

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2013 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$2,370	$0	$0	$2,370
Non-owner occupied	418	0	0	418
Commercial	703	0	0	703
1 – 4 family residential	409	0	0	409
HELOC	96	0	0	96
Other real estate owned
1 – 4 family residential	33	0	0	33

	Fair Value Measurements at December 31, 2012 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Impaired loans
Commercial real estate
Owner occupied	$928	$0	$0	$928
Non-owner occupied	775	0	0	775
Commercial	869	0	0	869
1 – 4 family residential	43	0	0	43
Other real estate owned
1 – 4 family residential	57	0	0	57

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4.4 million with a valuation allowance of $450 thousand at September 30, 2013, resulting in an additional provision for loan losses of $431 thousand and $714 thousand for the three and nine month periods. At December 31, 2012, impaired loans had a principal balance of $2.6 million, with a valuation allowance of $25 thousand. For loans carried at fair value the additional provision for loan losses, for the three and nine month periods ended September 30, 2012, was $246 thousand and $665 thousand, respectively. Excluded from the fair value of impaired loans, at September 30, 2013 and December 31, 2012, discussed above are $2.3 million and $4.3 million of loans classified as troubled debt restructurings, which are not carried at fair value.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at period ended September 30, 2013 and December 31, 2012:

(In Thousands of Dollars) September 30, 2013	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$2,585	Sales comparison	Adjustment for differences between comparable sales	-42.96% - 47.57% (-3.43%)
	203	Income approach	Adjustment for differences in net operating income	-13.64% - 12.93% (-5.96%)
Commercial	703	Sales comparison	Adjustment for differences between comparable sales	-25.56% - 33.03% (21.49%)
Residential	505	Sales comparison	Adjustment for differences between comparable sales	-46.81% - 23.45% (-9.75%)

(In Thousands of Dollars) December 31, 2012	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$1,548	Sales comparison	Adjustment for differences between comparable sales	-11.30% - 14.12% (-4.38%)
	155	Income approach	Adjustment for differences in net operating income	-28.36% - 19.40% (-5.47%)
Commercial	869	Sales comparison	Adjustment for differences between comparable sales	-45.19% - 20.19% (-27.05%)
Residential	43	Sales comparison	Adjustment for differences between comparable sales	-46.81% - 23.45% (-36.40%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at September 30, 2013 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$40,303	$13,690	$26,613	$0	$40,303
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	1,016	0	1,034	0	1,034
Loans, net	603,980	0	0	610,718	610,718
Accrued interest receivable	3,783	0	2,173	1,610	3,783
Financial liabilities
Deposits	903,410	675,349	229,627	0	904,976
Short-term borrowings	98,243	0	98,243	0	98,243
Long-term borrowings	20,079	0	20,872	0	20,872
Accrued interest payable	455	2	453	0	455

		Fair Value Measurements at December 31, 2012 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$37,759	$14,209	$23,550	$0	$37,759
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	3,624	0	3,691	0	3,691
Loans, net	578,963	0	0	586,359	586,359
Accrued interest receivable	3,679	0	2,051	1,628	3,679
Financial liabilities
Deposits	919,009	683,660	240,830	0	924,490
Short-term borrowings	79,886	0	79,886	0	79,886
Long-term borrowings	10,423	0	11,690	0	11,690
Accrued interest payable	479	2	477	0	479

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

Deposits: The fair values disclosed for demand deposits – interest and non-interest checking, passbook savings, and money market accounts – are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of variable rate certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair value for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Segment Information:

The reportable segments are determined by the products and services offered, primarily distinguished between banking and trust operations. They are also distinguished by the level of information provided to the chief operating decision makers in the Company, who use such information to review performance of various components of the business, which are then aggregated. Loans, investments, and deposits provide the revenues in the banking operation, and trust service fees provide the revenue in trust operations. NAI is included in others.  All operations are domestic.

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
September 30, 2013
Assets
Cash and cash equivalents	$591	$39,627	$85	$40,303
Securities available for sale	4,675	433,330	122	438,127
Loans held for sale	0	1,016	0	1,016
Net loans	0	603,980	0	603,980
Premises and equipment, net	97	17,400	70	17,567
Goodwill and other intangibles	5,738	0	4,808	10,546
Other assets	562	35,293	725	36,580
Total Assets	$11,663	$1,130,646	$5,810	$1,148,119
Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$640	$1,034,674	$281	$1,035,595
Stockholders’ equity	11,023	95,972	5,529	112,524
Total Liabilities and Stockholders’ Equity	$11,663	$1,130,646	$5,810	$1,148,119

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2012
Assets
Cash and cash equivalents	$636	$37,191	$(68)	$37,759
Securities available for sale	4,695	459,246	147	464,088
Loans held for sale	0	3,624	0	3,624
Net loans	0	578,963	0	578,963
Premises and equipment, net	100	18,329	0	18,429
Goodwill and other intangibles	6,032	0	0	6,032
Other assets	546	29,758	496	30,800
Total Assets	$12,009	$1,127,111	$575	$1,139,695
Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$302	$1,022,092	$(3,491)	$1,018,903
Stockholders’ equity	11,707	105,019	4,066	120,792
Total Liabilities and Stockholders’ Equity	$12,009	$1,127,111	$575	$1,139,695

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Three Months Ended September 30, 2013
Net interest income	$11	$8,840	$(3)	$8,848
Provision for loan losses	0	340	0	340
Service fees, security gains and other noninterest income	1,389	2,489	295	4,173
Noninterest expense	1,213	8,774	939	10,926
Income before taxes	187	2,215	(647)	1,755
Income taxes	65	298	(220)	143
Net Income	$122	$1,917	$(427)	$1,612

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Nine Months Ended September 30, 2013
Net interest income	$34	$26,831	$(10)	$26,855
Provision for loan losses	0	765	0	765
Service fees, security gains and other noninterest income	4,167	5,781	325	10,273
Noninterest expense	3,711	24,406	1,719	29,836
Income before taxes	490	7,441	(1,404)	6,527
Income taxes	170	1,349	(477)	1,042
Net Income	$320	$6,092	$(927)	$5,485

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Three Months Ended September 30, 2012
Net interest income	$13	$9,091	$(3)	$9,101
Provision for loan losses	0	325	0	325
Service fees, security gains and other noninterest income	1,347	1,973	47	3,367
Noninterest expense	1,215	7,373	308	8,896
Income before taxes	145	3,366	(264)	3,247
Income taxes	51	797	(90)	758
Net Income	$94	$2,569	$(174)	$2,489

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For the Nine Months Ended September 30, 2012
Net interest income	$35	$27,624	$(17)	$27,642
Provision for loan losses	0	725	0	725
Service fees, security gains and other noninterest income	4,166	4,728	58	8,952
Noninterest expense	3,742	21,793	809	26,344
Income before taxes	459	9,834	(768)	9,525
Income taxes	161	2,330	(261)	2,230
Net Income	$298	$7,504	$(507)	$7,295

Business Combination:

On July 1, 2013, the Company completed the acquisition of all outstanding stock of the retirement planning consultancy National Associates, Inc. of Cleveland, Ohio.  The transaction involved both cash and stock totaling $4.4 million, including up to $1.5 million of future payments, contingent upon NAI meeting income performance targets, with an estimated fair value at the acquisition date of $920,000.  The fair market value of the contingent consideration was determined using the Monte Carlo Simulation.  The simulation’s key assumptions included a two year period with an estimated volatility of 20%.  Expected EBITDA had a base of 6% with a maximum 12% and a discount rate of 11.9%.  The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing retirement services currently being offered.  Acquisition-related costs of $9 thousand and $270 thousand are included in the Company’s consolidated income statements for the three and nine month periods ended September 30, 2013.

Goodwill of $2.6 million, which is recorded on the balance sheet of NAI, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  The goodwill is not expected to be deductible for income tax purposes.  The fair value of other intangible assets of $2.3 million is related to client relationships, company name and noncompetition agreements.  The following table summarizes the consideration paid for NAI and the amounts of the assets acquired and liabilities assumed.  All amounts are subject to certain adjustments contained in the purchase agreement.

(In Thousands of Dollars)
Consideration
Cash	$2,100
Stock	1,400
Contingent consideration	920
Fair value of total consideration transferred	4,420

Assets acquired and liabilities assumed
Cash	28
Accounts receivable	300
Premises and equipment	50
Other assets	1
Total assets acquired	379

Liabilities assumed	81
Net assets acquired	$298

Assets and liabilities arising from acquisition
Identified intangible assets	2,290
Deferred tax liability	(802)
Goodwill	2,634
Net assets acquired from acquisition	$4,420

NAI contributed $279 thousand of gross revenues to the Company with a resulting net loss of $98 thousand during the three month period ended September 30, 2013.  Net income of the Company would not have been materially affected if the acquisition occurred at the beginning of the nine month period ended September 30, 2013.

Subsequent Event:

Management of the Company has focused on increasing the levels of noninterest income and reducing the level of noninterest expenses.  In addition to the acquisition of NAI, another step in this process was the decision to close two retail branch locations in Leetonia and Warren, Ohio.  With declining branch transaction counts and banking trends driving customers towards online banking, the two branches were underutilized.  Management is evaluating the financial statement impact of the closures but does not expect losses, if any, to be material.  Efficiencies will be gained as these branches sit in close proximity to other branch locations.  The two branches were closed on October 1, 2013.

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

Overview

Net income for the three months ended September 30, 2013 was $1.6 million, compared to $2.5 million for the same period last year.  On a per share basis, net income for the third quarter ended September 30, 2013 was $0.09 per diluted share, compared to $0.13 for the third quarter ended September 30, 2012 and $0.10 for the second quarter ended June 30, 2013. During the third quarter ended September 30, 2013, the Company recorded charges of $1.3 million related to severance costs for terminated employees.  Excluding these severance expenses, net income for the quarter would have been $2.4 million, or $0.13 per share.

Net income for the nine months ended September 30, 2013 was $5.5 million, compared to $7.3 million for the same nine month period in 2012.  On a per share basis, net income for the nine months ended September 30, 2013 was $0.29, a decrease of 25.6% compared to the same nine month period in 2012. For the nine month period ended September 30, 2013, net income excluding the severance expenses was $6.3 million, or $0.34 per share.

Net loans increased $39.7 million in comparing the third quarter of 2013 to the same quarter of 2012.  Net loans were $604.0 million at September 30, 2013, compared to $564.3 million at the same time in 2012.  Deposits increased $3.3 million, from $900.1 million at September 30, 2012 to $903.4 million at September 30, 2013, as customers continue to seek the safety and security of FDIC insured deposit accounts.  At September 30, 2013, core deposits – savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits—represented approximately 90% of total deposits.

Stockholders’ equity totaled $112.5 million, or 9.8% of total assets, at September 30, 2013, a decrease of $8.5 million, or 7%, compared to $121.0 million at September 30, 2012.  Contributing to the decrease are mark to market adjustments in securities available for sale due to increases in long-term interest rates, partially offset by retained net income.  Another contributing factor is the issuance of $1.4 million in shares and the related goodwill associated with the acquisition of NAI, which closed at the beginning of the third quarter.  Shareholders received a total of $0.15 per share in cash dividends paid in the past four quarters, including a special $0.03 cash dividend paid on December 31, 2012. Book value per share decreased from $6.44 per share at September 30, 2012 to $5.99 per share at September 30, 2013.  The Company’s tangible book value per share also decreased from $6.11 per share at September 30, 2012 to $5.43 per share at September 30, 2013.  The decreases in book value and tangible book value per share were also the result of the mark to market adjustments in securities available for sale and the issuance of shares and related goodwill from the acquisition of NAI.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three and nine months ended September 30, 2013 and 2012:

(In Thousands, except Per Share Data)	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2013	2012	2013	2012
Total Assets	$1,148,119	$1,132,746	$1,148,119	$1,132,746
Net Income	$1,612	$2,489	$5,485	$7,295
Basic and Diluted Earnings Per Share	$0.09	$0.13	$0.29	$0.39
Return on Average Assets (Annualized)	0.56%	0.88%	0.64%	0.88%
Return on Average Equity (Annualized)	5.60%	8.22%	6.26%	8.28%
Efficiency Ratio (tax equivalent basis)	81.64%	70.12%	77.21%	69.01%
Equity to Asset Ratio	9.80%	10.68%	9.80%	10.68%
Tangible Common Equity Ratio *	8.96%	10.20%	8.96%	10.20%
Dividends to Net Income	34.93%	22.66%	30.70%	30.90%
Net Loans to Assets	52.61%	49.82%	52.61%	49.82%
Loans to Deposits	67.67%	63.65%	67.67%	63.65%

*The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of September 30, 2013 and 2012, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

(In Thousands of Dollars)	September 30, 2013	December 31, 2012	September 30, 2012
Reconciliation of Common Stockholders’ Equity to Tangible Common Equity
Stockholders’ Equity	$112,524	$120,792	$121,008
Less Goodwill and other intangibles	10,546	6,032	6,134
Tangible Common Equity	$101,978	$114,760	$114,874

(In Thousands of Dollars)	September 30, 2013	December 31, 2012	September 30, 2012
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,148,119	$1,139,695	$1,132,746
Less Goodwill and other intangibles	10,546	6,032	6,134
Tangible Assets	$1,137,573	$1,133,663	$1,126,612

Net Interest Income. The following schedules detail the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$597,839	$7,851	5.21%	$566,382	$8,067	5.67%
Taxable securities (4)	352,213	1,598	1.80	333,909	1,901	2.26
Tax-exempt securities (4) (6)	86,985	1,128	5.14	73,452	1,074	5.82
Equity securities (2)	4,307	47	4.33	4,363	50	4.56
Federal funds sold and other	29,596	11	0.15	61,084	29	0.19
Total earning assets	1,070,940	10,635	3.94	1,039,190	11,121	4.26

NONEARNING ASSETS

Cash and due from banks	19,532	0	0	22,185	0	0
Premises and equipment	17,797	0	0	18,044	0	0
Allowance for loan losses	(7,364)	0	0	(8,945)	0	0
Unrealized gains (losses) on securities	(4,703)	0	0	14,680	0	0
Other assets (3)	52,538	0	0	45,081	0	0
Total assets	$1,148,740	0	0	$1,130,235	0	0

INTEREST-BEARING LIABILITIES

Time deposits	$229,675	$960	1.66%	$242,025	$1,171	1.92%
Savings deposits	417,083	166	0.16	422,899	229	0.22
Demand deposits	124,168	10	0.03	117,045	9	0.03
Short term borrowings	99,517	13	0.05	95,681	22	0.09
Long term borrowings	17,654	125	2.81	10,532	98	3.70
Total interest-bearing liabilities	888,097	1,274	0.57	888,182	1,529	0.68

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	139,263	0	0	117,096	0	0
Other liabilities	7,254	0	0	4,497	0	0
Stockholders’ equity	114,126	0	0	120,460	0	0
Total liabilities and stockholders’ equity	$1,148,740	0	0	$1,130,235	0	0
Net interest income and interest rate spread		$9,361	3.37%		$9,592	3.58%
Net interest margin			3.47%			3.67%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)

Interest on loans includes fee income of $677 thousand and $562 thousand for 2013 and 2012, respectively, and is reduced by amortization of $561 thousand and $483 thousand for 2013 and 2012, respectively.

(6)

For 2013, adjustments of $127 thousand and $386 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2012, adjustments of $122 thousand and $369 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS

Loans (3) (5) (6)	$588,712	$23,399	5.31%	$563,642	$24,195	5.73%
Taxable securities (4)	354,885	5,240	1.97	325,958	6,135	2.51
Tax-exempt securities (4) (6)	85,063	3,366	5.29	73,612	3,232	5.86
Equity securities (2)	4,335	148	4.56	4,363	152	4.65
Federal funds sold and other	23,557	29	0.16	54,293	80	0.20
Total earning assets	1,056,552	32,182	4.07	1,021,868	33,794	4.42

NONEARNING ASSETS

Cash and due from banks	19,864	0	0	21,376	0	0
Premises and equipment	18,056	0	0	17,417	0	0
Allowance for loan losses	(7,486)	0	0	(9,289)	0	0
Unrealized gains (losses) on securities	5,050	0	0	13,663	0	0
Other assets (3)	47,118	0	0	44,891	0	0
Total assets	$1,139,154	0	0	$1,109,926	0	0

INTEREST-BEARING LIABILITIES

Time deposits	$231,027	$2,905	1.68%	$249,596	$3,583	1.92%
Savings deposits	416,520	516	0.17	408,918	779	0.25
Demand deposits	124,723	29	0.03	115,143	32	0.04
Short term borrowings	92,153	38	0.06	94,720	89	0.13
Long term borrowings	15,482	318	2.75	10,609	294	3.70
Total interest-bearing liabilities	879,905	3,806	0.58	878,986	4,777	0.73

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	136,319	0	0	109,411	0	0
Other liabilities	5,768	0	0	3,827	0	0
Stockholders’ equity	117,162	0	0	117,702	0	0
Total liabilities and stockholders’ equity	$1,139,154	0	0	$1,109,926	0	0
Net interest income and interest rate spread		$28,376	3.49%		$29,017	3.69%
Net interest margin			3.59%			3.80%

(1)	Rates are calculated on an annualized basis.

(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.

(3)	Non-accrual loans and overdraft deposits are included in other assets.

(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(5)	Interest on loans includes fee income of $1.8 million and $1.7 million for 2013 and 2012, respectively, and is reduced by amortization of $1.6 million and $1.4 million for 2013 and 2012, respectively.

(6)

For 2013, adjustments of $368 thousand and $1.2 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2012, adjustments of $267 thousand and $1.1 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net interest income.  Net interest income was $8.8 million for the third quarter of 2013, compared to $9.1 million in the third quarter of 2012.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 20 basis points to 3.47% for the three months ended September 30, 2013, compared to 3.67% for the same period in the prior year.  The decrease in net interest margin is largely a result of interest-earning assets repricing at lower rates.  Also contributing to the decrease was the amortization of premiums related to the Company’s holdings of mortgage-backed securities during the first month of the quarter, as the Company received significant prepayments of principal on these securities.  Prepayments on mortgage-backed securities slowed in the latter half of the quarter.  In comparing the quarters ending September 30, 2013 and 2012, yields on earning assets decreased 31 basis points, while the cost of interest bearing liabilities decreased 11 basis points.

Net interest income decreased to $26.9 million for the nine month period ended September 30 2013, compared to $27.6 million in the same period in 2012. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 3.59% for the nine months ended September 30, 2013, compared to 3.80% for the same period in the prior year.  The decline is primarily a result of factors similar to the three months results previously stated.

Noninterest Income.  Noninterest income was $4.2 million for the third quarter of 2013, increasing 23.9% from $3.4 million compared to the same quarter of 2012.  Security gains were $597 thousand in the third quarter of 2013 compared to $473 thousand in 2012, as the Company sold shares of Fannie Mae preferred stock during the third quarter of 2013.  Service charges on deposit accounts increased $93 thousand or 17%, and retirement plan consulting fees increased to $205 thousand compared to none in the third quarter of 2012, reflecting the income earned from the newly acquired entity, NAI.  Insurance agency commissions increased from $28 thousand in the third quarter of 2012 to $56 thousand in the third quarter of 2013, and trust fees also increased $40 thousand to $1.4 million in comparing the same time periods.  Bank owned life insurance increased $208 thousand as the Company received tax free death benefits, which are included in income. Other operating income also increased $271 thousand, which is primarily the result of a gain on the sale of land that was owned by the Company.

Noninterest income for the nine months ended September 30, 2013 was $10.3 million, compared to $9.0 million for the same period in 2012. The increase in noninterest income is due to security gains of $853 thousand in 2013 compared to $473 thousand in 2012 and retirement plan consulting fees increasing to $205 thousand compared to none in 2012.  Other operating income increased $280 thousand as a result of the gain on sale of land as explained in the preceding paragraph.  Bank owned life insurance increased $181 thousand or 47%, and service charges on deposit accounts increased $149 thousand or 10%.

Noninterest Expense.  Noninterest expense totaled $10.9 million for the third quarter of 2013, which is $2.0 million more than the $8.9 million in the same quarter in 2012.  Most of this increase is a result of a $1.7 million or 34.7% increase in salaries and employee benefits, mainly due to $1.3 million recorded in severance costs.  Professional fees increased $252 thousand, mainly as a result of consulting fees.  Other operating expenses decreased $117 thousand.

Noninterest expenses for the nine months ended September 30, 2013 was $29.8 million, compared to $26.3 million for the same period in 2012, representing an increase of $3.5 million, or 13.3%. The increase is mainly the result of the previously mentioned increase in salaries and employee benefits resulting from severance costs in the current year, an increase in merger related costs of $270 thousand and a $34 thousand increase in other operating expenses.

The Company’s tax equivalent efficiency ratio for the nine month period ended September 30, 2013 was 77.2% compared to 69.0% for the same period in 2012. The change in the efficiency ratio was the result of the $3.5 million increase in noninterest expenses as explained in the previous paragraph.  Management has focused on increasing the levels of noninterest income and reducing the level of noninterest expenses.  One of the steps implemented in this process was the decision to close two retail branch locations in Warren and Leetonia, Ohio.  With declining branch transaction counts and banking trends driving our customers towards online banking offerings, the two branches were underutilized.  Efficiencies will be gained as these branches sat in close proximity to other branch locations.  The branches were closed on October 1, 2013.

Income Taxes. Income tax expense totaled $143 thousand for the quarter ended September 30, 2013 and $758 thousand for the quarter ended September 30, 2012. The decrease in the current quarter tax expense can be attributed to the $1.5 million decrease in income before taxes, a larger percentage of tax exempt municipal securities and an increase in BOLI income from death benefits. The effective tax rate for the three month period ended September 30, 2013 was 8.1%, compared to 23.3% for the same period in 2012. The effective tax rate decrease compared to the same period in 2012 was primarily due to the increase in tax exempt income, as a percentage of total income, from both tax exempt municipal securities and loans to municipalities.

Income tax expense was $1.0 million for the nine months of 2013 and $2.2 million for the nine months of 2012.  The effective tax rate for the nine month period of 2013 was 16.0%, compared to 23.4% for the same period in 2012.  The effective tax rate decrease over the same period in 2012 was due to the increase in income from tax exempt municipal securities and loans and BOLI death benefits as mentioned in the quarter discussion above.

Other Comprehensive Income.  For the quarter ended September 30, 2013, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $4.2 million, compared to an unrealized gain of $145 thousand for the same period in 2012.  For the nine months of 2013, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $11.9 million, compared to an unrealized gain of $1.3 million for the same period in 2012. The decrease in fair value for the three and nine month periods ended September 30, 2013 is the result of the increase in long term interest rates.

Financial Condition

Cash and cash equivalents. Cash and cash equivalents increased $2.5 million during the nine months of 2013. The Company expects these levels to remain steady over the next few months.

Securities. Securities available-for-sale decreased by $26.0 million since December 31, 2012.  As securities matured and were paid down, the proceeds were used to fund increases in the loan portfolio as well as withdrawals on deposit accounts.

Loans. Gross loans increased $25.0 million, or 4.2%, since December 31, 2012. Most of the loan growth occurred in the commercial and the indirect loan portfolios. The increase in loans is related to the modest economic growth being experienced in the Mahoning Valley. The demand experience for the Bank’s business and consumer credit is consistent with the experience of other banks in the Federal Reserve’s Fourth District and banks nationally per the Federal Reserve Beige Book. The increase in loan balances was not enough to overcome the low interest rate environment that caused a lower level of loan income for the nine months of 2013 compared to the same period in 2012.  On a fully tax equivalent basis, loans contributed $23.4 million of total interest income for the nine months ended September 30, 2013 compared to $24.2 million during the same period in 2012.

 Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below.

Asset Quality History

(In Thousands of Dollars)

	9/30/13	6/30/13	3/31/13	12/31/12	9/30/12
Nonperforming loans, unpaid principal balance	$9,124	$8,079	$7,368	$8,202	$8,662
Nonperforming loans as a % of total loans	1.49%	1.35%	1.24%	1.40%	1.51%
Loans delinquent 30-89 days	$2,348	$2,497	$3,536	$3,702	$3,173
Loans delinquent 30-89 days as a % of total loans	0.38%	0.42%	0.60%	0.62%	0.55%
Allowance for loan losses	$7,369	$7,590	$7,508	$7,629	$8,625
Allowance for loan losses as a % of loans	1.21%	1.27%	1.27%	1.30%	1.51%
Allowance for loan losses as a % of nonperforming loans	80.77%	93.95%	101.90%	93.01%	99.57%
Annualized net charge-offs to average net loans outstanding	0.38%	0.06%	0.26%	0.71%	0.54%
Non-performing assets	$9,332	$8,374	$7,778	$8,536	$8,833
Non-performing assets as a % of total assets	0.81%	0.75%	0.68%	0.75%	0.78%
Net charge-offs for the quarter	$561	$88	$376	$995	$748

For the three months ended September 30, 2013, management recorded $340 thousand of loss provision to the allowance for loan losses, compared to providing $325 thousand over the same three month period in the prior year. The provision for the three month period ended September 30, 2013 was primarily a result of an increase in total loans of 2.4% over the current three month period and the $561 thousand net charge-offs recorded during the quarter. Net charge-offs were $748 thousand for the quarter ended September 30, 2012.  The growth in total loans outpaced the provision for the three month period ended September 30, 2013, due to improved asset quality metrics, most notably a decrease in net charge-offs and a 7.0% decrease in classified loans, and improved historical loss factors. As a result, the ratio of allowance for loan losses to gross loans declined from 1.51% at September 30, 2012 to 1.21% at September 30, 2013. The level of charge-offs and a lower level of delinquencies from the previous year, are factors considered in management’s quarterly estimate of loan loss provisions and the adequacy of the allowance for loan losses.

For the nine month period ended September 30, 2013, a $765 thousand provision was recorded compared to $725 thousand for the nine months of 2012.  The slightly larger provision for the nine month period ended September 30, 2013 was primarily a result of a $25.0 million increase in total loans compared to December 31, 2012.  The unallocated portion of the allowance for loan losses was

$264 thousand at December 31, 2012, compared to an unallocated portion of the allowance for loan losses of $176 thousand at September 30, 2013.  The decrease to the unallocated portion in the nine months of 2013 was primarily due to an increase in the allocated portion for environmental factors.  Additionally, charge offs exceeded the provision during the nine month period ended September 30, 2103.  Non-performing loans increased from $8.2 million at December 31, 2012 to $9.1 million at September 30, 2013. Loans 30–89 days delinquent decreased $1.3 million, or 35.8%, to $2.3 million since December 31, 2012.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at September 30, 2013 is adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits decreased $15.6 million, or 1.7%, since December 31, 2012. Money market accounts decreased $17.0 million between December 31, 2012 and September 30, 2013.  This large decrease in money market accounts was offset slightly by an increase of $8.0 million in savings and non-interest bearing demand deposits between December 31, 2012 and September 30, 2013. The Company’s strategy is to maintain deposit balances while pricing deposit rates to remain competitive within the market. At September 30, 2013, core deposits — savings and money market accounts, time deposits less than $100 thousand and demand deposits — represented approximately 90% of total deposits.

Borrowings. Total borrowings increased $28.0 million, or 31.0%, since December 31, 2012. The increase in borrowings is the result of a $16.2 million increase in securities sold under repurchase agreements and a $10 million increase in FHLB advances. The increase in repurchase agreements is mainly due to the public funds movement between securities sold under repurchase agreements and money market accounts in an effort to maximized interest rate returns.

Capital Resources. Total stockholders’ equity decreased from $120.8 million at December 31, 2012 to $112.5 million at September 30, 2013. The decrease is mainly the result of mark to market adjustments in securities available for sale due to increases in long term interest rates, offset by retained net income and the issuance of $1.4 million in stock and the related goodwill associated with the acquisition of National Associates, which closed at the beginning of the third quarter.  Shareholders received a $0.09 per share cash dividend paid during the nine months of 2013. Book value per share decreased from $6.43 per share at December 31, 2012 to $5.99 per share at September 30, 2013.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of September 30, 2013 the Company’s total risk-based capital ratio stood at 16.28%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.22% and 9.29%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2013.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At September 30, 2013, these lines of credit totaled $24.5 million and the Bank had not borrowed against these lines. In addition, the Company has a $1.5 million revolving line of credit with a correspondent bank. The outstanding balance at September 30, 2013 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of September 30, 2013, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $20.1 million with additional borrowing capacity of approximately $79.6 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the nine months of 2013, net cash used by investing activities amounted to $23.7 million, compared to $34.5 million used in investing activities for the same period in 2012.  Purchases and settlements of securities amounted to $111.7 million used during the nine months of 2013 compared to $148.1 million used during the same period in 2012.  There was $25.9 million used for loan originations and payments during the nine months of 2013, compared to $4.4 million in net cash used by loan originations and payments during the same period in 2012. The cash used by lending activities during this year’s first nine month period can be attributed to the activity in the commercial and indirect loan portfolios.  There was $2.1 million used to purchase National Associates Inc. during the nine month period ended September 30, 2013.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $9.1 million for the nine months of 2013, compared to $56.0 million provided by financing activities for the same period in 2012. The majority of this change can be attributed to the change in deposits. Deposits provided $60.0 million during the nine months of 2012 and used $15.6 million during the nine months of 2013.  This increase in funds used was offset by the net change in both short and long-term borrowings.  During the nine month period ended September 30, 2013 cash provided by short-term borrowings was $18.4 million compared to $1.2 million used during the same nine month period in 2012.  There was $10 million in new long-term advances during the nine month period ended September 30, 2013 compared to none last year.  The Company used $1.6 million for the acquisition of treasury shares during the nine month period ended September 30, 2013 compared to none in 2012.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $121 million at September 30, 2013 and $95.4 million at December 31, 2012.  Additionally, the Company has committed up to a $3 million subscription in a Small Business Investment Company fund (SBIC).  At September 30, 2013 the Company had invested $458 thousand in this fund.

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

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds.  Community banking organizations, such as the Company and the Bank, become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.

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

Changes In Interest Rate (basis points)	September 30, 2013 Result	December 31, 2012 Result	ALCO Guidelines
Net Interest Income Change
+300	-2.2%	-0.6%	15.00%
+200	-1.2%	-0.1%	10.00%
+100	-0.5%	0.1%	5.00%
-100	-2.7%	-3.4%	5.00%
Net Present Value
Of Equity Change
+300	-2.5%	3.3%	20.00%
+200	0.6%	5.7%	15.00%
+100	1.5%	4.4%	10.00%
-100	-13.8%	-16.8%	10.00%

The results of the simulation indicate that in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using September 30, 2013 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points. This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. No shares were purchased during the three months ended September 30, 2013.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, Interim President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, Interim President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 7, 2013

/s/ Kevin J. Helmick
Kevin J. Helmick Interim President and Chief Executive Officer

Dated: November 7, 2013

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer