Form 10-K
period 2013-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2014-03-13
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the estimated aggregate market value of the ’registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $116.5 million based upon the last sales price as of June 30, 2013 reported on NASDAQ. (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

As of March 5, 2014, the registrant had outstanding 18,780,980 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2014	III
Annual Meeting of Shareholders

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

Item 1. Business.

General

Farmers National Banc Corp.

Farmers National Banc Corp. (the “Company,” “Farmers,” “we,” “our” or “us”), is a one-bank holding company organized in 1983 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company operates principally through its wholly-owned subsidiaries, The Farmers National Bank of Canfield (the “Bank” or “Farmers Bank”), Farmers Trust Company (“Trust” or “Farmers Trust”) and National Associates, Inc. (“NAI”). Farmers National Insurance, LLC (“Insurance” or “Farmers Insurance”) is a wholly-owned subsidiary of the Bank. The Company and its subsidiaries operate in the domestic banking, trust, retirement consulting, insurance and financial management industries.

The Company’s principal business consists of owning and supervising its subsidiaries. Although Farmers’ directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. Farmers and its subsidiaries had 328 full-time equivalent employees at December 31, 2013.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341. Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.” Farmers’ business activities are managed and financial performance is primarily aggregated and reported in three lines of business, the Bank segment, the Trust segment and NAI segment. For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2013, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

The Farmers National Bank of Canfield

The Bank is a full-service national banking association engaged in commercial and retail banking in Mahoning, Trumbull, Columbiana and Stark Counties in Ohio. The Bank’s commercial and retail banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines, internet banking, travel cards, “E” Bond transactions, MasterCard and Visa credit cards, brokerage services and other miscellaneous services normally offered by commercial banks.

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2013, is discussed in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

Farmers Trust Company

During 2009, the Company acquired 100% of the capital stock of Butler Wick Trust Company, a wholly-owned subsidiary of Butler Wick Corporation for approximately $12.1 million and renamed the entity Farmers Trust Company. Farmers Trust offers a full complement of personal and corporate trust services in the areas of estate settlement, trust administration and employee benefit plans. Farmers Trust operates two offices located in Boardman and Howland, Ohio.

National Associates, Inc.

During 2013, the Company completed the acquisition of all outstanding stock of the retirement planning consultancy National Associates, Inc. of Cleveland, Ohio.  The transaction involved both cash and stock totaling $4.4 million, including up to $1.5 million of future payments, contingent upon NAI meeting income performance targets.  The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing retirement service currently being offered.  NAI operates from its office located in Rocky River, Ohio.

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

Significant aspects of the laws and regulations that have, or could have a material impact on Farmers and its subsidiaries are described below. These descriptions are qualified in their entirety by reference to the full text of the applicable statutes, legislation, regulations and policies, as they may be amended or revised by the U.S. Congress or state legislatures and federal or state regulatory agencies, as the case may be. Changes in these statutes, legislation, regulations and policies may have a material adverse effect on the Company and its business, financial condition or results of operations.

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

—

the Consumer Financial Protection Bureau has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

—	the Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption;
—	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;
—

the Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

—

the prohibition on the payment of interest on demand deposits has been repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

—

the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and non-interest-bearing transaction accounts had unlimited deposit insurance through January 1, 2013;

—

bank holding companies, such as Farmers, are required to be well capitalized and well managed and must continue to be both well capitalized and well managed in order to acquire banks located outside their home state;

—

the Dodd-Frank Act extended the application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital under certain circumstances;

—

new corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

—

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

—	the authority of the Federal Reserve Board to examine bank holding companies and their non-bank subsidiaries was expanded.

Community banking organizations, such as the Company and the Bank, become subject to the new rule capital requirements on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019 as described further below under Capital Adequacy.

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

In December 2010 and January 2011, the Basel Committee released its framework for strengthening international capital and liquidity regulation (Basel III). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

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

The implementation of the Basel III capital framework was initially scheduled to commence on January 1, 2013, but had previously been delayed. Community banking organizations such as Farmers and Farmers Bank will now begin transitioning to new capital rules on January 1, 2015.  The new minimum capital requirements are effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.   Banking institutions will be required to maintain 3.5% CET1 to risk weighted assets, 4.5% Tier 1 capital to risk weighted assets and 8.0% total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1, including the deduction of mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities if any one such category exceeds 10.0% of CET1 or if all such categories in the aggregate exceed 15.0% of CET1.

The following is a summary of the other major changes from the current general risk-based capital rule:

—	replacement of the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach;
—

stricter limitations on the extent to which mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions may be included in common equity tier 1 capital and the risk weight to be assigned to any amounts of such assets not deducted; and

—	increased risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and selected other changes in risk weights and credit conversion factors.

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

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule").  The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions.  The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits.  The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions.

The Bank does not engage in any of the trading activities or own any of the types of funds regulated by the Volcker Rule.

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

As of December 31, 2013, approximately 61.4% of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers. General difficulties in our real estate markets have recently contributed to increases in our non-performing loans, charge-offs, and decreases in our income.

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

As of December 31, 2013, approximately 16.7% of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits – savings and money market accounts, time deposits less than $100 thousand and demand deposits—comprised approximately 90.6% of total deposits at December 31, 2013. Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $268 million at December 31, 2013. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

The FDIC maintains the Deposit Insurance Fund to resolve the cost of bank failures. Since 2007, the number of bank failures has increased significantly, which dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. Also during this period, the FDIC and the U.S. Congress have instituted a program to further insure customer deposits at FDIC-member banks: (i) deposit accounts are now insured up to $250,000 per customer (up from $100,000). This has placed additional stress on the Deposit Insurance Fund.

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

Continued regulatory changes implemented under the Dodd-Frank Act may adversely impact our business, financial condition or results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law as an intended comprehensive overhaul of the financial services industry within the U.S. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies do business. A detailed discussion regarding the Dodd-Frank Act can be found under the caption “Dodd-Frank Act” in Item 1 of this Annual Report on Form 10-K.

While the ultimate effect of the changes effected and to be implemented under the Dodd-Frank Act cannot currently be determined, the law and its implementing rules and regulations are expected to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our banking operations, all of which may have a material adverse affect on our business, financial condition or results of operations.

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

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our results of operations. On January 1, 2014 the State of Ohio replaced the current franchise tax for financial institutions with the new Ohio Financial Institutions Tax. The Company has determined that this new tax will have a non-material positive effect on the Company. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

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

Provisions of the Ohio General Corporation Law, our Articles of Incorporation, and our Amended Code of Regulations, including a staggered board and supermajority voting requirements, could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us.

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

The Company purchased property located adjacent to its Canfield branch on South Broad Street in Canfield, Ohio. Plans have not been finalized for the future use of the property. Possession took place in January 2014.

Farmers Trust Company Property

Farmers Trust Company operates from two locations owned by the Bank:

Boardman Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio

Farmers National Insurance, LLC Property

Farmers National Insurance operates from one location which is owned by the Bank:

Boardman Office	42 McClurg Rd., Boardman, Ohio

National Associates, Inc. Property

National Associates, Inc. operates from one location which is leased:

Rocky River Office	20325 Center Ridge Rd., Cleveland, Ohio

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market. Farmers had 18,780,980 common shares outstanding and approximately 3,395 holders of record of common shares at March 5, 2014. The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
High	$6.90	$6.70	$6.58	$6.59
Low	$6.13	$5.81	$6.10	$6.11
Cash dividends paid per share	$0.03	$0.03	$0.03	$0.03

Quarter Ended	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
High	$6.49	$6.85	$6.49	$6.77
Low	$4.85	$6.03	$5.50	$5.71
Cash dividends paid per share	$0.06	$0.03	$0.03	$0.06

Purchases of Common Shares by Farmers.

On September 28, 2012, the Company announced that its Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to 920,000 shares of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). The Program may be modified, suspended or terminated by the Company at any time. During the course of 2013 and 2012 the Company repurchased 247,845 and 7,221 shares of its common shares.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

(Table Dollar Amounts in Thousands except Per Share Data)

For the Years Ending December 31,	2013	2012	2011	2010	2009
Summary of Earnings
Total Interest and Dividend Income (including fees on loans)	$40,959	$43,110	$44,434	$48,365	$49,775
Total Interest Expense	5,063	6,212	7,837	10,998	16,547
Net Interest Income	35,896	36,898	36,597	37,367	33,228
Provision for Loan Losses	1,290	725	3,650	8,078	6,050
Noninterest Income (1)	13,914	12,578	12,539	13,210	9,388
Noninterest Expense	39,057	35,764	33,728	30,964	29,655
Income Before Income Taxes	9,463	12,987	11,758	11,535	6,911
Income Taxes	1,683	3,055	2,540	2,544	1,069
NET INCOME	$7,780	$9,932	$9,218	$8,991	$5,842
Per Share Data
Basic earnings per share	$0.41	$0.53	$0.50	$0.66	$0.44
Diluted earnings per share	0.41	0.53	0.50	0.66	0.44
Cash Dividends Paid	0.12	0.18	0.12	0.12	0.36
Book Value at Year-End	6.02	6.43	6.10	6.45	5.96
Tangible Book Value (2)	5.47	6.11	5.76	5.95	5.41
Balances at Year-End
Total Assets	$1,137,326	$1,139,695	$1,067,871	$982,751	$1,014,808
Earning Assets	1,076,073	1,082,078	1,014,997	915,224	948,187
Total Deposits	915,216	919,009	840,125	761,050	777,552
Short-Term Borrowings	81,617	79,886	98,088	105,634	125,912
Long-Term Borrowings	19,822	10,423	11,263	24,733	27,169
Loans Held For Sale	158	3,624	677	0	0
Net Loans	623,116	578,963	561,986	581,060	601,995
Total Stockholders’ Equity	113,007	120,792	114,445	88,048	80,628
Average Balances
Total Assets	$1,141,770	$1,118,322	$1,035,392	$1,030,516	$970,163
Total Stockholders’ Equity	116,735	118,011	105,276	85,968	79,775
Significant Ratios
Return on Average Assets (ROA)	0.68%	0.89%	0.89%	0.87%	0.60%
Return on Average Equity (ROE)	6.66	8.42	8.76	10.46	7.32
Average Earning Assets/Average Assets	92.90	92.13	92.64	92.28	92.79
Average Equity/Average Assets	10.22	10.55	10.17	8.34	8.22
Loans/Deposits	68.91	63.83	68.06	77.57	78.37
Allowance for Loan Losses/Total Loans	1.20	1.30	1.72	1.58	1.21
Allowance for Loan Losses/Nonperforming Loans	83.25	93.01	89.19	104.56	73.25
Efficiency Ratio (On tax equivalent basis)	74.82	69.94	67.14	61.10	67.00
Net Interest Margin	3.58	3.76	4.01	4.10	3.88
Dividend Payout Rate	28.89	34.05	24.31	18.08	82.18
Tangible Common Equity Ratio (3)	9.11	10.12	10.18	8.31	7.26
(1)	Noninterest income includes a securities impairment charge of $3 thousand, $11 thousand and $74 thousand respectively for the years ended December 31, 2013, 2011 and 2009.
(2)	Tangible book value per share is Total Stockholders’ Equity minus goodwill and other intangible assets divided by the number of shares outstanding.

(3)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S.GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, our tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non U.S.GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S.GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of December 31, 2013, reconciliations of tangible common equity to U.S.GAAP total common stockholders’ equity and tangible assets to U.S.GAAP total assets are set forth below:

Reconciliation of Common Stockholders’ Equity to Tangible Common Equity

December 31,	2013	2012	2011	2010	2009
Stockholders’ Equity	$113,007	$120,792	$114,445	$88,048	$80,628
Less Goodwill and other intangibles	10,343	6,032	6,441	6,920	7,500
Tangible Common Equity	$102,664	$114,760	$108,004	$81,128	$73,128

Reconciliation of Total Assets to Tangible Assets

December 31,	2013	2012	2011	2010	2009
Total Assets	$1,137,326	$1,139,695	$1,067,871	$982,751	$1,014,808
Less Goodwill and other intangibles	10,343	6,032	6,441	6,920	7,500
Tangible Assets	$1,126,983	$1,133,663	$1,061,430	$975,831	$1,007,308

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2013			2012			2011
	AVERAGE BALANCE	INTEREST	RATE	AVERAGE BALANCE	INTEREST	RATE	AVERAGE BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (3) (5)	$595,560	$31,211	5.24%	$564,952	$32,249	5.71%	$562,048	$33,534	5.97%
Taxable securities (2)	351,898	7,062	2.01	334,470	8,099	2.42	262,603	8,058	3.07
Tax-exempt securities (2) (5)	87,001	4,487	5.16	73,979	4,308	5.82	75,787	4,429	5.84
Equity securities (4) (5)	4,323	196	4.53	4,363	206	4.72	4,296	195	4.54
Federal funds sold and other cash	21,964	35	0.16	52,585	100	0.19	54,459	79	0.15
Total earning assets	1,060,746	42,991	4.05	1,030,349	44,962	4.36	959,193	46,295	4.83
NONEARNING ASSETS
Cash and due from banks	20,085			21,171			21,230
Premises and equipment	17,912			17,663			14,419
Allowance for Loan Losses	(7,451)			(9,017)			(10,508)
Unrealized gains on securities	2,623			13,766			8,198
Other assets (1)	47,855			44,390			42,860
Total Assets	$1,141,770			$1,118,322			$1,035,392
INTEREST-BEARING LIABILITIES
Time deposits	$230,232	$3,858	1.68%	$247,428	$4,700	1.90%	$251,546	$5,083	2.02%
Savings deposits	415,179	664	0.16	413,497	976	0.24	341,673	1,468	0.43
Demand deposits	124,990	38	0.03	116,409	43	0.04	110,857	66	0.06
Short term borrowings	91,653	51	0.06	93,730	103	0.11	114,391	325	0.28
Long term borrowings	16,597	452	2.72	10,568	390	3.69	21,408	895	4.18
Total Interest-Bearing Liabilities	878,651	5,063	0.58	881,632	6,212	0.70	839,875	7,837	0.93
NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	140,111			114,616			86,764
Other Liabilities	6,273			4,063			3,477
Stockholders’ equity	116,735			118,011			105,276
Total Liabilities and Stockholders’ Equity	$1,141,770			$1,118,322			$1,035,392
Net interest income and interest rate spread		$37,928	3.47%		$38,750	3.66%		$38,458	3.90%
Net interest margin			3.58%			3.76%			4.01%
(1)	Non-accrual loans and overdraft deposits are included in other assets.
(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)

Interest on loans includes fee income of $2.4 million, $2.2 million and $1.7 million for 2013, 2012 and 2011 respectively and is reduced by amortization of $2.1 million, $1.9 million and $1.8 million for 2013, 2012 and 2011 respectively.

(4)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(5)

For 2013, adjustments of $494 thousand and $1.5 million were made to tax equate income on tax exempt loans and tax exempt securities. For 2012, adjustments of $375 thousand and $1.5 million were made to tax equate income on tax exempt loans and tax exempt securities. For 2011, adjustments of $343 thousand and $1.5 million were made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2013 change from 2012			2012 change from 2011
	Net Change	Change Due To Volume	Change Due To Rate	Net Change	Change Due To Volume	Change Due To Rate
Tax Equivalent Interest Income
Loans	$(1,038)	$1,747	$(2,785)	$(1,285)	$173	$(1,458)
Taxable securities	(1,037)	422	(1,459)	41	2,205	(2,164)
Tax-exempt securities	179	758	(579)	(121)	(106)	(15)
Equity securities	(10)	(2)	(8)	11	3	8
Funds sold and other cash	(65)	(58)	(7)	21	(3)	24
Total interest income	$(1,971)	$2,867	$(4,838)	$(1,333)	$2,272	$(3,605)
Interest Expense
Time deposits	$(842)	$(327)	$(515)	$(383)	$(83)	$(300)
Savings deposits	(312)	4	(316)	(492)	309	(801)
Demand deposits	(5)	3	(8)	(23)	3	(26)
Short term borrowings	(52)	(2)	(50)	(222)	(59)	(163)
Long term borrowings	62	222	(160)	(505)	(453)	(52)
Total interest expense	$(1,149)	$(100)	$(1,049)	$(1,625)	$(283)	$(1,342)
Increase (decrease) in tax equivalent net interest income	$(822)	$2,967	$(3,789)	$292	$2,555	$(2,263)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2013, 2012 and 2011. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

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

Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on those forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements:

—	general economic conditions in market areas where Farmers conducts business, which could materially impact credit quality trends;
—	business conditions in the banking industry;
—	the regulatory environment;

—	fluctuations in interest rates;
—	demand for loans in the market areas where Farmers conducts business;
—	rapidly changing technology and evolving banking industry standards;
—	competitive factors, including increased competition with regional and national financial institutions;
—	new service and product offerings by competitors and price pressures; and
—	other similar items.

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012.

The Company’s net income totaled $7.8 million during 2013, compared to $9.9 million for 2012. On a per share basis, diluted earnings per share were $0.41 as compared to $0.53 diluted earnings per share for 2012. Common comparative ratios for results of operations include the return on average assets and return on average stockholders’ equity. For 2013, the return on average equity was 6.66%, compared to 8.42% for 2012. The return on average assets was 0.68% for 2013 and 0.89% for 2012.

The results for 2013 included $863 thousand in gains on sales of securities, compared to $1.1 million in 2012.

During 2013, the Company completed the acquisition of all outstanding stock of the retirement planning consultancy National Associates, Inc. of Cleveland, Ohio.  The company is a leading independent consultant to retirement plans and offers actuarial, plan design, compliance and administrative services. As a third party administrator, NAI provides services to 401(k), defined benefit, profit sharing, flexible spending, 403(b), ESOP and other plans.  In acquiring NAI, the Company assumes a professional staff that is highly qualified and credentialed.  Synergies and the cost savings resulting from the combining of the operations of the companies will help drive an increase of non-interest income. Net Interest Income

Net interest income, the principal source of the Company’s earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For 2013, taxable equivalent net interest income decreased $822 thousand, or 2.12%, from 2012. Interest-earning assets averaged $1.061 billion during 2013, increasing $30.4 million, or 2.95%, compared to 2012. The Company’s interest-bearing liabilities decreased 0.34% from $881.6 million in 2012 to $878.7 million in 2013.

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

The profit margin, or spread, on invested funds is a key performance measure. The Company monitors two key performance indicators - net interest spread and net interest margin. The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest spread in 2013 was 3.47%, decreasing from 3.66% in 2012. The net interest margin represents the overall profit margin – net interest income as a percentage of total interest-earning assets. This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds. For 2013, the net interest margin, measured on a fully taxable equivalent basis, decreased to 3.58%, compared to 3.76% in 2012.

The decrease in net interest margin is largely a result of interest-earning assets repricing at lower rate. Total taxable equivalent interest income was $43.0 million for 2013, which is $2.0 million less than the $45.0 million reported in 2012. In comparing the years ending December 31, 2013 and 2012, yields on earning assets decreased 31 basis points while the cost of interest bearing liabilities decreased 12 basis points. Average loans increased $30.6 million, or 5.42%, in 2013, however the yields decreased from 5.71% in 2012 to 5.24% in 2013. Tax equated income from securities, federal funds and other decreased $933 thousand, or 7.3%, in 2013, Farmers saw its yields on these assets decreased from 2.73% in 2012 to 2.53% in 2013. The average balance of investment securities and federal funds sold decreased slightly from $465.4 million in 2012 to $465.2 million in 2013.

Total interest expense amounted to $5.1 million for 2013, a 18.5% decrease from $6.2 million reported in 2012. The decrease in 2013 is the result of lower rates of interest paid on interest-bearing deposits and repurchase agreements. The cost of interest-bearing liabilities decreased from 0.70% in 2012 to 0.58% in 2013.

Management will continue to evaluate future changes in interest rates and the shape of the treasury yield curve so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.

Noninterest Income

Total noninterest income increased by $1.3 million in 2013. The increase in noninterest income is due to several factors. Retirement plan consulting fees increased to $477 thousand compared to none in 2012 reflecting the income earned from the newly acquired entity, National Associates, Inc. (“NAI”). Service charges on deposit accounts increased from $2.0 million in 2012 to $2.4 million in 2013 as the Company made adjustments to the service charge structure of its deposit accounts. Bank owned life insurance income increased $170 thousand as the Company received tax free death benefits, which are included in income. Insurance agency commissions also increased $119 thousand and trust fees increased $86 thousand, as management continues to focus on diversifying revenue sources to decrease the reliance on net interest income as the main driver of revenue. Other operating income also increased $406 thousand, which is primarily the result of a gain on the sale of land that was owned by the Company.

Noninterest Expenses

Noninterest expense for 2013 was $39.1 million, compared to $35.8 million in 2012, representing an increase of $3.3 million, or 9.2%. Most of the increase was a result of an 11.7% increase in salary and employee benefits, mainly due to $1.3 million recorded in severance costs. The majority of the severance costs were associated with the departure of the Company’s President and CEO in 2013. The Company underwent a cost reduction program in 2013 that included the closure of two retail branch locations and the elimination of several full time positions. The reduction in the number of employees in the bank was offset by the employees included in the acquisition of NAI. Including the 17 employees of NAI, we have 328 full time equivalent employees compared to 335 one year ago.

Professional fees increased 16% as a result of corporate legal and consulting fees related to compensation practices and other business advisory fees. Intangible amortization increased $215 thousand as a result of the amortization of intangible assets related to the acquisition of NAI. Merger related costs also increased $330 thousand, and other operating expenses increased $193 thousand. State and local taxes also increased $110 thousand or 9.1% as a result of an increase in intangible tax paid to the State of Ohio due to higher levels of stockholders’ equity.

The Company’s tax equivalent efficiency ratio for the twelve month period ended December 31, 2013 was 74.82%, compared to 69.94% for the same period in 2012. The main factor leading to the decline in the efficiency ratio was the increase in noninterest expenses as explained earlier in this section. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of tax equivalent net interest income plus non-interest income, excluding security gains and losses and intangible amortization. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes

Income tax expense totaled $1.7 million for 2013 and $3.1 million in 2012. Income taxes are computed using the appropriate effective tax rates for each period. The decrease in the current year tax expense can be mainly attributed to the $3.5 million decrease in income before taxes. The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income. The effective income tax rate was 17.8% for 2013 and 23.5% for 2012. The effective tax rate decrease compared to the same period in 2012 was primarily due to an increase in tax exempt income from securities, loans and bank owned life insurance income. Refer to Note 14 to the consolidated financial statements for additional information regarding the effective tax rate.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011.

The Company’s net income totaled $9.9 million during 2012, compared to $9.2 million for 2011. On a per share basis, diluted earnings per share were $0.53 for 2012, as compared to $0.50 for 2011. For 2012, the return on average equity was 8.42%, as compared to 8.76% for 2011. The return on average assets was 0.89% for 2012 and 2011.

Net Interest Income

For 2012, taxable equivalent net interest income increased $292 thousand, or 0.8%, more than 2011. Interest-earning assets averaged $1,030.3 million during 2012, increasing $71.2 million, or 7.4%, compared to 2011. For 2012, the net interest margin, measured on a fully taxable equivalent basis, was 3.76%, in comparison to 4.01% for 2011.

Total taxable equivalent interest income was $45.0 million for 2012, which was $1.3 million less than the $46.3 million reported in 2011. This decrease was primarily the result of a change in the mix of interest earning assets in 2012. For 2012, loans, which yield more than securities, were 54.8% of average earning assets, compared to 58.6% in 2011. Average loan balances increased $3.1 million, or 0.55%, and the yields decreased from 5.97% in 2011 to 5.71% in 2012. Income from securities and federal funds sold decreased $54 thousand, or 0.42%, in 2012, though Company saw its yields on these assets decrease from 3.21% in 2011 to 2.73% in 2012. The average balances of investment securities and federal funds sold increased 17.1% in 2012, mainly due to increases in customer deposits outpacing opportunities to grow loans.

Total interest expense amounted to $6.2 million for 2012, a 20.7% decrease from $7.8 million reported in 2011. The decrease in 2012 is the result of lower rates of interest paid on interest-bearing deposits and repurchase agreements. The cost of interest-bearing liabilities decreased from 0.93% in 2011 to 0.70% in 2012.

Noninterest Income

Total noninterest income in 2012 increased by $39 thousand. The increase in noninterest income is primarily due to income from the sale of loans, increasing from $113 thousand for the twelve months ended December 31, 2011 to $598 thousand for the same twelve month period in 2012. The Company decided to sell some of the residential real estate loans it originates in order to decrease interest rate risk, reduce liquidity risk and to diversify its revenue streams. The increase in loans sold income was offset by a decrease in security gains, which were $745 thousand higher in 2011. Trust fees also increased $142 thousand and investment commissions increased $83 thousand, as management continues to focus on diversifying revenue sources to decrease the reliance on net interest income as the main driver of revenue.

Noninterest Expenses

Noninterest expense for 2012 was $35.8 million, compared to $33.7 million in 2011, representing an increase of $2.1 million, or 6.0%. Most of the increase was a result of a $12.8% increase in salary and employee benefits, resulting from a higher number of employees in current year and a $561 thousand or 34.6% increase in health insurance costs. The higher employee count is attributed primarily to our Secondary Mortgage project expansion. Occupancy and equipment expense also increased $578 thousand as a result of depreciation expense and small equipment costs related to new facilities. Professional fees increased 10% as a result of corporate legal and consulting fees related to compensation practices and other business advisory fees. There was also an $86 thousand or 1.6% decrease in other operating expenses in 2012 compared to 2011, mainly related to new facilities opened in 2012. These expense increases were offset by $1.2 million in prepayment penalties paid to Federal Home Loan Bank of Cincinnati in the prior year, compared to none in 2012.

State and local taxes also increased $248 thousand or 26.0% as a result of an increase in intangible tax paid to the State of Ohio due to higher levels of stockholders’ equity. Core processing charges also increased $126 thousand due to a higher number accounts and new banking products for our customers.

Income Taxes

Income tax expense totaled $3.1 million for 2012 and $2.5 million for 2011. The effective income tax rate was 23.5% for 2012 and 21.6% for 2011.

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

Along with its liquid assets, Farmers has additional sources of liquidity available which help to insure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at two major domestic banks. At December 31, 2013, Farmers had borrowed $6 million against these lines of credit. Management feels that its liquidity position is more than adequate and will continue to monitor the position on a monthly basis. The Company also has additional borrowing capacity with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Company views its membership in the FHLB as a solid source of liquidity. As of December 31, 2013, the Bank is eligible to borrow an additional $84.6 million from the FHLB under various fixed rate and variable rate credit facilities. Advances outstanding from the FHLB at December 31, 2013 amounted to $19.8 million.

Farmers’ primary investing activities are originating loans and purchasing securities. During 2013, net cash used in investing activities amounted to $28.0 million, compared to $82.3 million in 2012. Net increases in loans were $45.5 million in 2013, compared to $19.3 in 2012. The cash used by lending activities during 2013 can be attributed to the activity in the commercial real estate, residential real estate and indirect loan portfolios. Purchases of securities available for sale were $149.9 million in 2013, compared to $237.4 million in 2012. Proceeds from maturities and sales of securities available for sale were $169.0 million in 2013, compared to $175.7 million in 2012. There was $2.1 million used to purchase National Associates Inc. during the year ended December 31, 2013.

Farmers’ primary financing activities are obtaining deposits, repurchase agreements and other borrowings. Net cash from financing activities amounted to $3.5 million for 2013, compared to $56.7 million in 2012. The majority of this change can be attributed to the change in deposits. Deposits provided $78.9 million during 2012 and used $3.8 million during 2013. Short-term borrowings increased $1.7 million in 2013 compared to an $18.2 million decrease in 2012. There was $10 million in new Federal Home Loan Bank long-term advances during 2013 compared to none last year. The Company used $1.6 million for the acquisition of treasury shares during 2013 compared to none in 2012.

Loan Portfolio

Maturities and Sensitivities of Loans to Interest Rates

The following schedule shows the composition of loans and the percentage of loans in each category at the dates indicated. Balances include unamortized loan origination fees and costs.

Years Ended December 31,	2013		2012		2011		2010		2009
Commercial Real Estate	$217,362	34.4%	$200,651	34.2%	$198,041	34.6%	$203,894	34.5%	$215,917	35.4%
Commercial	105,023	16.7	97,112	16.6	74,875	13.1	76,635	13.0%	75,893	12.5
Residential Real Estate	170,151	27.0	156,182	26.6	167,031	29.2	177,067	30.0%	180,877	29.7
Consumer	138,148	21.9	132,647	22.6	131,859	23.1	132,771	22.5%	136,708	22.4
Total Loans	$630,684	100.0%	$586,592	100.0%	$571,806	100.0%	$590,367	100.0%	$609,395	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for commercial and commercial real estate loans listed above as of December 31, 2013:

Types of Loans	1 Year or less	1 to 5 Years	Over 5 Years
Commercial	$17,233	$47,802	$39,988
Commercial Real Estate	$66,550	$123,110	$27,702

The amounts of commercial and commercial real estate loans as of December 31, 2012, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$75,085	$117,607	$192,692
Fixed Rates of Interest	8,698	120,995	129,693
Total Loans	$83,783	$238,602	$322,385

Total loans were $630.7 million at year-end 2013, compared to $586.6 million at year-end 2012. This represents an increase of 7.52%. The increase in loans has mainly occurred in the commercial real estate, residential real estate, and indirect loan portfolios. Loans comprised 56.1% of the Bank’s average earning assets in 2013, compared to 54.8% in 2012. The product mix in the Loan Portfolio includes Commercial Loans comprising 16.7%, Residential Real Estate Loans 27.0%, Commercial Real Estate Loans 34.4% and Consumer Loans 21.9% at December 31, 2013 compared with 16.6%, 26.6%, 34.2% and 22.6%, respectively, at December 31, 2012.

Loans contributed 72.6% of total taxable equivalent interest income in 2013 and 71.7% in 2012. Loan yield was 5.24% in 2013, 119 basis points greater than the average rate for total earning assets. Management recognizes that while the loan portfolio holds some of the Bank’s’ highest yielding assets, it is inherently the most risky portfolio. Accordingly, management attempts to balance credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process. To minimize risks associated with changes in the borrower’s future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral. Consumer Loans increased from $132.6 million on December 31, 2012 to $138.1 million on December 31, 2013, representing a 4.1% increase. Management continues to target the automobile dealer network to purchase indirect installment loans. Dealer paper was purchased using strict underwriting guidelines with an emphasis on quality. Indirect Loans comprise 90.4% of the Consumer Loan portfolio. Net charge-offs in the Consumer Loan portfolio increased to $901 thousand in 2013, as compared to $374 thousand in 2012.

Residential Real Estate Mortgage Loans increased 8.9% to $170.2 million at December 31, 2013, compared to $156.2 million in 2012. Farmers originated both fixed rate and adjustable rate mortgages during 2013. Fixed rate terms are generally limited to fifteen year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial Real Estate loans increased from $200.7 million at December 31, 2012 to $217.4 million at December 31, 2013, an increase of 8.3%.  The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate.  These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers. Commercial Loans at December 31, 2013 increased 8.1% from year-end 2012 with outstanding balances of $105.0 million. The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank. The mix is diverse, covering a wide range of borrowers, business types and local municipalities. The Bank monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

The growth in the Commercial and Commercial Real Estate loan portfolios was consistent with the improvements in the local economy. Several new projects announced in the Mahoning Valley, along with decreased levels of unemployment have led small business owners to expand or make additional investments in their operations.

Summary of Loan Loss Experience

The following is an analysis of the allowance for loan losses for the periods indicated:

Years Ended December 31,	2013	2012	2011	2010	2009
Balance at Beginning of Year	$7,629	$9,820	$9,307	$7,400	$5,553
Charge-Offs:
Commercial Real Estate	(505)	(1,225)	(1,246)	(1,910)	(2,389)
Commercial, Financial and Agricultural	(99)	(918)	(414)	(2,898)	(911)
Residential Real Estate	(326)	(806)	(1,736)	(760)	(251)
Consumer	(1,723)	(1,002)	(1,125)	(1,177)	(1,248)
Total Charge-Offs	(2,653)	(3,951)	(4,521)	(6,745)	(4,799)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	171	253	44	26	178
Commercial, Financial and Agricultural	262	50	39	8	2
Residential Real Estate	47	104	452	2	1
Consumer	822	628	849	538	415
Total Recoveries	1,302	1,035	1,384	574	596
Net Charge-Offs	(1,351)	(2,916)	(3,137)	(6,171)	(4,203)
Provision For Loan Losses	1,290	725	3,650	8,078	6,050
Balance at End of Year	$7,568	$7,629	$9,820	$9,307	$7,400
Ratio of Net Charge-Offs to Average
Loans Outstanding	0.23%	0.52%	0.56%	1.02%	0.72%

Provisions charged to operations amounted to $1.3 million in 2013, compared to $725 thousand in 2012, an increase of $565 thousand. This increase is primarily due to an increase in the level of non-performing loans, which is a factor considered in management’s estimate of loan loss provisions and the adequacy of the allowance for loan losses. Nonperforming loans to total loans increased from 1.40% at December 31, 2012 to 1.44% at December 31, 2013. The change in this ratio was the result of a increase in nonperforming loans of $849 thousand from December 31, 2012. Net charge-offs for the year ended December 31, 2013 were just $61 thousand higher than the provision for loan losses. In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters. The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.

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

The allowance for loan losses decreased $61 thousand during the year. Aside from the various credit quality metrics discussed above, another reason for the decrease in the current year allowance for loan losses was a decrease in the loan loss history used as a basis to evaluate probable incurred losses for loans collectively evaluated. At December 31, 2013, loans collectively evaluated for impairment totaled $618.7 million with an allowance allocation of $7.0 million. At the end of 2012, loans collectively evaluated for impairment were $575.2 million with an allowance allocation of $7.4 million. The commercial real estate and commercial loan portfolios experienced a negative provision of $703 thousand, even though the portfolio’s loan balances increased by 8.3% during 2013.  This can be attributed to the reduction in substandard commercial real estate and commercial loans during the year.  The residential real estate and consumer loan portfolio’s allowance for loan losses had a provision of $2.0 million as a result of an adjustment to the methodology of the impairment formula used for these portfolio segments during 2013. Impaired loans are carried at the fair value of the underlying collateral, less estimated disposition costs, if repayment of the loan is expected to be solely dependent on the sale of the collateral. Otherwise, impaired loans are carried at the present value of expected cash flows.

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

The ratio of the allowance for loan losses to non-performing loans at December 31, 2013 was 83.25%, compared to 93.01% at December 31, 2012. The increase in non-performing loans is primarily related to the commercial, residential real estate and consumer loan portfolios. Balances in the three portfolios increased in similar fashion during 2013. The balance in the allowance for loan losses is $7.6 million or 1.20% of loans at December 31, 2013. This ratio has decreased from the 1.30% reported at December 31, 2012.

Nonperforming Assets
December 31,	2013	2012	2011	2010	2009
Nonaccrual loans:
Commercial Real Estate	$3,211	$3,915	$6,025	$3,972	$5,677
Commercial, Financial and Agricultural	1,993	1,081	527	400	1,504
Residential Real Estate	2,864	2,636	4,196	4,177	2,281
Consumer	363	0	12	27	172
Total Nonaccrual Loans	$8,431	$7,632	$10,760	$8,576	$9,634
Loans Past Due 90 Days or More	646	596	250	325	469
Total Nonperforming Loans	$9,077	$8,228	$11,010	$8,901	$10,103
Other Real Estate Owned	171	334	585	532	374
Total Nonperforming Assets	$9,248	$8,562	$11,595	$9,433	$10,477
Loans modified in troubled debt restructuring	$8,280	$7,642	$4,277	$2,974	$5,440
TDRs included in Nonaccrual Loans	$1,957	$818	$471	$0	$0
Percentage of Nonperforming Loans to Loans	1.44%	1.40%	1.93%	1.51%	1.66%
Percentage of Nonperforming Assets to Total Assets	0.81%	0.75%	1.09%	0.96%	1.03%
Loans Delinquent 30-89 days	3,658	3,702	3,471	7,924	9,212
Percentage of Loans Delinquent 30-89 days to Total Loans	0.58%	0.63%	0.61%	1.34%	1.51%

The Company has forgone interest income of approximately $93 thousand from nonaccrual loans as of December 31, 2013 that would have been earned during the year if all loans had performed in accordance with their original terms.

Net charge-offs as a percentage of average loans outstanding decreased from 0.52% for 2012 to 0.23% for 2013. The primary reason for the improvement was gross charge-offs in total decreased by $1.3 million or 32.9% from 2012 to 2013.  In additional all portfolios saw recoveries increase by $267 thousand in total with the largest increase being in the commercial and industrial loan portfolio.

A significant allocation in the allowance for loan losses is for performing commercial and commercial real estate loans classified by the internal loan review as substandard. The loss experience on the average balance of this category of loans for the past three years has been approximately 4.20% of the principal balance of these loans, which is management’s allocation for these loans. This equates to an allocation of approximately $295 thousand at the end of 2013 compared to an allocation of $935 thousand at the end of 2012. The allocation decreased due to decrease in the historical loss experience for the substandard loans as well as a decrease in the total balance of substandard loans. The actual loss experience may be more or less than the amount allocated. At December 31, 2013, the amount of substandard loans that continue to accrue interest is $8.9 million. As always, management is working to address weaknesses in each of these specific loans that may result in loss.

December 31,	2013		2012		2011		2010		2009
	Amount	Loans to Total Loans	Amount	Loans to Total Loans	Amount	Loans to Total Loans	Amount	Loans to Total Loans	Amount	Loans to Total Loans
Commercial Real Estate	$2,752	34.4%	$3,392	34.2%	$4,880	34.6%	$5,780	34.5%	$4,111	35.4%
Commercial	1,219	16.7%	1,453	16.6%	1,529	13.1%	1,707	13.0%	1,738	12.5%
Residential Real Estate	1,964	27.0%	1,569	26.6%	1,802	29.2%	881	30.0%	328	29.7%
Consumer	1,419	21.9%	951	22.6%	972	23.1%	875	22.5%	1,223	22.4%
Unallocated	214	0	264	0	637	0	64	0	0	0
	$7,568	100.0%	$7,629	100.0%	$9,820	100.0%	$9,307	100.0%	$7,400	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2014 will occur in the same proportions or that the allocation indicates future charge-off trends. The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios. In previous years, the indirect installment loan category has represented the largest percentage of loan losses. The consumer loan category represents approximately 21.9% of total loans and in 2013, the net loan losses accounted for 66.7% of the losses of the entire loan portfolio. For the commercial loan category, which represents only 16.7% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications. The commercial real estate loan category represents 34.4% of the total loan portfolio.

There were no loans other than those identified above, that management has known information about possible credit problems of borrowers and their ability to comply with the loan repayment terms. Management is actively monitoring certain borrowers’ financial condition and loans which management wants to more closely monitor due to special circumstances. These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

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

As of December 31, 2013, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans. As of that date also, there were no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The investment securities portfolio decreased $41.1 million in 2013. Maturing security funds were used to fund loan portfolio growth.  Excess balances of federal funds sold were strategically invested throughout the year. The Company’s investment strategy is to maintain a diverse investment security portfolio with a higher concentration in mortgage-backed securities that are issued by U.S. Government sponsored enterprises and tax-free municipal securities. Farmers sold $93.1 million in securities in 2013, resulting in net security gains of $863 thousand. Farmers recognized market appreciation on faster paying mortgage-backed securities and lower rated municipal securities, and reinvested in new mortgage-backed securities and higher rated municipal securities to further diversify the securities portfolio.

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

Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The Bank does not engage in any of the trading activities or own any of the types of funds regulated by the Volcker Rule.

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

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

Type

December 31,	2013	2012	2011
U.S. Treasury Securities	$100	$100	$350
U.S. Government sponsored enterprise debt securities	51,210	67,878	55,638
Mortgage-backed securities—residential and collateralized mortgage obligations	251,656	276,813	259,940
Small Business Administration	23,573	21,444	315
Obligations of States and Political Subdivisons	94,734	95,288	82,690
Equity securities	187	437	327
Corporate Bonds	1,525	2,128	769
	$422,985	$464,088	$400,029

A summary of debt securities held at December 31, 2013 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

	December 31, 2013
Type and Maturity Grouping	Fair Value	Weighted Average Yield (1)
U.S. Treasury Securities
Maturing After One Year But Within Five Years	$100	0.36%
U.S. Government sponsored enterprise debt securities
Maturing Within One Year	$11,671	2.75%
Maturing After One Year But Within Five Years	39,539	1.36%
Maturing After Five Years But Within Ten Years	0	0%
Total U.S. Government Sponsored Enterprise Debt Securities	$51,210	1.68%
Mortgage-Backed Securities (2)
Maturing Within One Year	$25,213	2.37%
Maturing After One Year But Within Five Years	76,885	2.29%
Maturing After Five Years But Within Ten Years	68,610	2.22%
Maturing After Ten Years	80,948	2.40%
Total Mortgage-Backed Securities:	$251,656	2.31%
Small Business Administration
Maturing Within One Year	$19	2.57%
Maturing After One Year But Within Five Years	83	2.57%
Maturing After Five Years But Within Ten Years	23,471	1.89%
Total Small Business Administration	$23,573	1.89%
Obligations of States and Political Subdivisions
Maturing Within One Year	$2,003	5.49%
Maturing After One Year But Within Five Years	37,179	4.69%
Maturing After Five Years But Within Ten Years	45,225	3.94%
Maturing After Ten Years	10,327	5.28%
Total Obligations of States and Political Subdivisions	$94,734	4.42%
Corporate Bonds
Maturing Within One Year	$0	0%
Maturing After One Year But Within Five Years	1,352	1.12%
Maturing After Five Years But Within Ten Years	173	1.55%
Total Other Securities	$1,525	1.17%
(1)

The weighted average yield has been computed by dividing the total contractual interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest which are based on the statutory tax rate of 35% were $38 thousand, $590 thousand, $536 thousand and $209 thousand for the four ranges of maturities.

(2)	Payments based on contractual maturity.

Premises and Equipment

Premises and equipment decreased $1.2 million in 2013. The decrease was the result of normal depreciation and the decision to close two retail branch locations in Leetonia and Warren, Ohio.  With declining branch transaction counts and banking trends driving customers towards online banking the decision was made to close the two branches in October 2013.

Deposits

Deposits represent the Company’s principal source of funds. The deposit base consists of demand deposits, savings and money market accounts and other time deposits. During the year, the Company’s average total deposits increased 12.8% from $892.0 million in 2012 to $910.5 million in 2013. Savings deposits increased $6.5 million and noninterest bearing deposits increased $23.5 million since December 31, 2012. The growth in savings and noninterest deposits were offset by a decrease of $25.7 million in money market accounts. With interest rates continuing to be low, customers have little incentive to commit funds to term deposit accounts. Time deposits decreased $8.6 million as customers moved deposit dollars from time deposits seeking liquidity. The Company’s focus is on core deposit growth and Farmers will continue to price deposit rates to remain competitive within the market and to retain customers. At December 31, 2013, core deposits – savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits represented approximately 90.6% of total deposits. See Note 7 within Item 8 of this Annual report on Form 10-K for additional detail.

Bank Owned Life Insurance

Farmers’ owns bank owned life insurance policies on the lives of certain members of management. The purpose of this transaction is to help fund the costs of employee benefit plans. The cash surrender value of these policies is $15.9 million at December 31, 2013 compared to $15.5 million at December 31, 2012.

Borrowings

Short-term borrowings increased $1.7 million or 2.2% since December 31, 2012.  Long-term borrowings increased $9.4 million or 90.2%, as a result of a new $10 million Federal Home Loan Bank advance. See Note 9 within Item 8 of this Annual report on Form 10-K for additional detail.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2013, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments 12/31/2013
	Note Ref.	2014	2015	2016	2017	2018	Thereafter
Deposits without maturity		$688,470
Certificates of deposit	7	68,199	84,689	34,517	16,148	12,448	10,745
Repurchase agreements	8	75,267
Other short-term borrowed funds	8	6,350
Federal Home Loan Bank advances	9	1,544	6,296	1,176	6,089	1,008	3,709
Operating leases	5	229	166	102	110	114	380

Note 10 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements. Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

At December 31, 2013, the Company had no unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet. Management’s policy is to not engage in derivatives contracts for speculative trading purposes.  The Company does utilize interest-rate swaps as a way of helping manage interest rate risk and not as derivatives for trading purposes. See Note 19 within Item 8 of this Annual report on Form 10-K for additional detail.

Capital Resources

Total Stockholders’ Equity decreased 6.4% from $120.8 million at December 31, 2012 to $113.0 million in 2013. The decrease in equity was mainly the result of a $13.1 million decrease in accumulated other comprehensive income.  The change in accumulated other comprehensive income was mainly due to a swing from unrealized gains on the investment security portfolio in 2012 to unrealized losses in 2013.  Additionally, the Company obtained $1.6 million in treasury share repurchases in 2013.  These decreases were offset by net income during the past twelve months. During the year, shareholders received a total of $0.12 per share cash dividends paid in the past four quarters. Book value decreased 6.8% from $6.43 per share at December 31, 2012 to $6.02 per share at December 31, 2013. The Company’s tangible book value also decreased 10.5% from $6.11 per share at December 31, 2012 to $5.47 per share at December 31, 2013.

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC. The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined). Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2013, Farmers Bank and Farmers are required to have a minimum Tier 1 and Total Capital ratios of 4.00% and 8.00%, respectively. Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2013 and 2012. At year-end 2013 and 2012, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s Trust to provide quality, cost-effective trust services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of goodwill, which resides on the books of Farmers Trust and NAI, is estimated by reviewing the past and projected operating results for the subsidiaries and industry comparable information.

At December 31, 2013, on a consolidated basis, Farmers had intangibles of $4.0 million subject to amortization and $6.4 million of goodwill, which was not subject to periodic amortization.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2013 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

The Company considers the primary market exposure to be interest rate risk. Simulation analysis is used to monitor the Company’s exposure to changes in interest rates, and the effect of the change to net interest income. The following table shows the effect on net interest income and the net present value of equity in the event of a sudden and sustained 300 basis point increase and 100 basis point decrease in market interest rates:

Changes In Interest Rate (basis points)	2013 Result	2012 Result	ALCO Guidelines
Net Interest
Income Change
+300	-3.3%	-0.6%	15%
+200	-1.9%	-0.1%	10%
+100	-0.8%	0.1%	5%
-100	-2.8%	-3.4%	5%
Net Present Value
Of Equity Change
+300	-8.7%	3.3%	20%
+200	-3.8%	5.7%	15%
+100	-0.5%	4.4%	10%
-100	-11.2%	-16.8%	10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%). This is primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Farmers National Banc Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report dated March 13, 2014.

/s/ Kevin J. Helmick	/s/ Carl D. Culp
Kevin J. Helmick	Carl D. Culp
President and Chief Executive Officer	Executive Vice President and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Farmers National Banc Corp.

Canfield, Ohio

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmers National Banc Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by COSO.

Crowe Horwath LLP
Cleveland, Ohio
March 13, 2014

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2013	2012
ASSETS
Cash and due from banks	$12,957	$14,209
Federal funds sold and other	14,556	23,550
TOTAL CASH AND CASH EQUIVALENTS	27,513	37,759
Securities available for sale	422,985	464,088
Loans held for sale	158	3,624
Loans	630,684	586,592
Less allowance for loan losses	7,568	7,629
NET LOANS	623,116	578,963
Premises and equipment, net	17,187	18,429
Goodwill	6,354	3,709
Other intangibles	3,989	2,323
Bank owned life insurance	15,908	15,541
Other assets	20,116	15,259
TOTAL ASSETS	$1,137,326	$1,139,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$155,893	$132,016
Interest-bearing	759,323	786,993
TOTAL DEPOSITS	915,216	919,009
Short-term borrowings	81,617	79,886
Long-term borrowings	19,822	10,423
Other liabilities	7,664	9,585
TOTAL LIABILITIES	1,024,319	1,018,903
Commitments and contingent liabilities
Stockholders’ Equity
Common Stock - Authorized 35,000,000 shares in 2013 and 25,000,000 shares in 2012; issued 19,031,059 in 2013 and 18,802,282 in 2012	105,905	104,504
Retained earnings	14,215	8,683
Accumulated other comprehensive income (loss)	(5,465)	7,647
Treasury stock, at cost; 255,079 shares in 2013 and 7,234 shares in 2012	(1,648)	(42)
TOTAL STOCKHOLDERS’ EQUITY	113,007	120,792
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,137,326	$1,139,695

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2013	2012	2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$30,717	$31,874	$33,191
Taxable securities	7,062	8,099	8,058
Tax exempt securities	2,949	2,831	2,911
Dividends	196	206	195
Federal funds sold and other interest income	35	100	79
TOTAL INTEREST AND DIVIDEND INCOME	40,959	43,110	44,434
INTEREST EXPENSE
Deposits	4,560	5,719	6,617
Short-term borrowings	51	103	325
Long-term borrowings	452	390	895
TOTAL INTEREST EXPENSE	5,063	6,212	7,837
NET INTEREST INCOME	35,896	36,898	36,597
Provision for loan losses	1,290	725	3,650
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,606	36,173	32,947
NONINTEREST INCOME
Service charges on deposit accounts	2,370	2,043	2,063
Bank owned life insurance income, including death benefits	696	526	594
Trust fees	5,583	5,497	5,355
Insurance agency commissions	243	124	152
Security gains	863	1,059	1,804
Impairment of equity securities	(3)	0	(11)
Retirement plan consulting fees	477	0	0
Investment commissions	989	946	863
Net gains on sale of loans	505	598	113
Other operating income	2,191	1,785	1,606
TOTAL NONINTEREST INCOME	13,914	12,578	12,539
NONINTEREST EXPENSE
Salaries and employee benefits	22,054	19,746	17,504
Occupancy and equipment	4,189	4,179	3,601
State and local taxes	1,313	1,203	955
Professional fees	2,212	1,967	1,791
Merger related costs	330	0	0
Advertising	911	973	835
FDIC insurance	719	710	831
Intangible amortization	624	409	479
Core processing charges	1,354	1,419	1,293
FHLB advance prepayment fee	0	0	1,195
Other operating expenses	5,351	5,158	5,244
TOTAL NONINTEREST EXPENSE	39,057	35,764	33,728
INCOME BEFORE INCOME TAXES	9,463	12,987	11,758
INCOME TAXES	1,683	3,055	2,540
NET INCOME	$7,780	$9,932	$9,218
EARNINGS PER SHARE: Basic and diluted	$0.41	$0.53	$0.50

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2013	2012	2011
NET INCOME	$7,780	$9,932	$9,218
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	(19,310)	307	9,707
Reclassification adjustment for (gains) losses realized in income	(860)	(1,059)	(1,793)
Net unrealized holding gains (losses)	(20,170)	(752)	7,914
Income tax effect	7,060	263	(2,770)
Unrealized holding gains (losses), net of reclassification and tax	(13,110)	(489)	5,144
Change in funded status of post-retirement health plan	(3)	131	0
Income tax effect	1	(46)	0
Change in funded status of post-retirement health plan, net of tax	(2)	85	0
Other comprehensive income (loss), net of tax	(13,112)	(404)	5,144
TOTAL COMPREHENSIVE INCOME (LOSS)	$(5,332)	$9,528	$14,362

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2013	2012	2011
COMMON STOCK
Balance at beginning of year	$104,504	$104,261	$96,142
Stock option expense (1)	1	0	0
Issued 2,946,864 shares in public offering, net of offering costs of $1,228 in 2011	0	0	7,615
Issued 44,845 shares from dividend reinvestment in 2012, 111,389 in 2011	0	243	504
Issued 228,777 shares as part of the acquisition of National Associates, Inc. in 2013	1,400	0	0
Balance at end of year	105,905	104,504	104,261
RETAINED EARNINGS
Balance at beginning of year	8,683	2,133	14,502
Net income	7,780	9,932	9,218
Reduction as a result of treasury shares reissued as part of public offering	0	0	(19,346)
Dividends declared: $0.12 cash dividends per share in 2013 and 2011,
$0.18 in 2012	(2,248)	(3,382)	(2,241)
Balance at end of year	14,215	8,683	2,133
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	7,647	8,051	2,907
Other comprehensive income (loss), net of reclassifications and tax effects	(13,112)	(404)	5,144
Balance at end of year	(5,465)	7,647	8,051
TREASURY STOCK, AT COST
Balance at beginning of year	(42)	0	(25,503)
Purchased 247,845 shares in 2013 and 7,221 shares in 2012; reissued 2,053,136 shares in 2011 as part of public offering	(1,606)	(42)	25,503
Balance at end of year	(1,648)	(42)	0
TOTAL STOCKHOLDERS’ EQUITY AT END OF YEAR	$113,007	$120,792	$114,445
(1)	Stock option expense for 2012 and 2011 was less than $1,000 and rounded to $0.

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,780	$9,932	$9,218
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,290	725	3,650
Depreciation and amortization	1,945	1,738	1,647
Net amortization of securities	2,646	2,711	1,469
Security gains	(863)	(1,059)	(1,804)
Impairment of equity securities	3	0	11
(Gain) Loss on sale of other real estate owned	75	(61)	175
Earnings on bank owned life insurance	(478)	(526)	(548)
Income recognized from death benefit on bank owned life insurance	(218)	0	(46)
Origination of loans held for sale	(25,085)	(35,237)	(5,969)
Proceeds from loans held for sale	29,056	32,888	5,392
Net gains on sale of loans	(505)	(598)	(113)
Net change in other assets and liabilities	(1,394)	457	912
NET CASH FROM OPERATING ACTIVITIES	14,252	10,970	13,994
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	75,015	84,490	43,122
Proceeds from sales of securities available for sale	94,016	91,197	50,952
Purchases of securities available for sale	(149,886)	(237,393)	(171,517)
Purchase of Federal Reserve Bank Stock	0	0	(247)
Loan originations and payments, net	(45,529)	(19,278)	14,836
Proceeds from sale of other real estate owned	282	1,888	360
Purchase of bank owned life insurance	0	0	(3,000)
Proceeds from BOLI death benefit	329	0	108
Proceeds from sale of land	118	0	0
Additions to premises and equipment	(215)	(3,198)	(3,585)
Purchase of National Associates Inc., net	(2,111)	0	0
NET CASH FROM INVESTING ACTIVITIES	(27,981)	(82,294)	(68,971)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(3,793)	78,884	79,075
Net change in short-term borrowings	1,731	(18,202)	(7,546)
Repayment of Federal Home Loan Bank borrowings and other debt	(601)	(840)	(13,470)
New Federal Home Loan Bank advance borrowings	10,000	0	0
Cash dividends paid	(2,248)	(3,382)	(2,241)
Proceeds from dividend reinvestment	0	243	504
Net proceeds from issuance of common shares	0	0	13,772
Acquisition of treasury shares	(1,606)	(42)	0
NET CASH FROM FINANCING ACTIVITIES	3,483	56,661	70,094
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,246)	(14,663)	15,117
Beginning cash and cash equivalents	37,759	52,422	37,305
Ending cash and cash equivalents	$27,513	$37,759	$52,422
Supplemental cash flow information:
Interest paid	$5,095	$6,318	$7,955
Income taxes paid	$1,130	$2,065	$3,895
Supplemental noncash disclosures:
Transfer of assets to other real estate owned	$193	$1,576	$588
Issuance of stock for NAI acquisition	$1,400	$0	$0
Contingent consideration for NAI acquisition	$920	$0	$0
Security purchases not settled	$0	$4,758	$0

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts In Thousands except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. and its wholly-owned subsidiaries, The Farmers National Bank (“Bank”) of Canfield, Farmers Trust Company (“Trust”) and National Associates, Inc. (“NAI”). The consolidated financial statements also include the accounts of the Farmers National Bank of Canfield’s subsidiary, Farmers National Insurance. Together the entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through its nationally chartered subsidiary, The Farmers National Bank of Canfield. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The area served by the Bank is the northeastern region of Ohio and service is provided at seventeen (17) locations. On July 1, 2013 the Company acquired National Associates, Inc. (“NAI”), a retirement plan consulting firm located in Cleveland, Ohio.  Therefore the Company now provides retirement consulting services through NAI. The Company provides trust services through its subsidiary, Farmers Trust Company, and insurance services through the Bank’s subsidiary, Farmers National Insurance. Farmers Trust Company has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions.

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

Impairment is measured on a loan by loan basis for commercial and commercial real estate loans over $300 thousand, individually or in the aggregate, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and accordingly, they are not separately identified for impairment disclosures. Non-real estate secured consumer loans in bankruptcy where debt has not been reaffirmed are considered troubled debt restructurings and are evaluated individually to ensure that accurate accounting treatment is in place.

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

Goodwill and Other Intangible Assets: Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually. The Company has selected September 30 as the date to perform the annual impairment tests associated with the acquisition of the Trust and NAI. Intangible assets with definite useful lives are amortized over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Non-compete contracts are amortized on a straight line basis, over the term of the agreements. Customer relationship and trade name intangibles are amortized over an average of 13 years on an accelerated method.

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

Equity: As part of the NAI acquisition the Company issued 228,777 common shares during 2013. The Company successfully completed a rights and public offering of 5,000,000 common shares in January 2011, of which 2,053,136 shares were treasury stock that was reissued. Proceeds from the rights and public offering, net of offering costs of $1.2 million, were $13.8 million. Treasury stock is carried at cost.

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

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is primarily aggregated and reported in three lines of business, the Bank, Trust and Retirement planning/consulting segments. The Company discloses segment information in Footnote 20.

Reclassification: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Adoption of New Accounting Standards:

In February 2013, the Fair Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02 (the “ASU”) with the primary objective of improving the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. Generally Accepted Accounting Principles (U.S. GAAP), the ASU requires an entity to report the effect of these reclassifications out of AOCI on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes. For AOCI items that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. The Company has adopted this ASU beginning with periods ended March 31, 2013, by adding an additional footnote disclosure, in Footnote 15 of the consolidated financial statements.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2013 and 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$50,942	$755	$(387)	$51,310
State and political subdivisions	96,239	1,302	(2,807)	94,734
Corporate bonds	1,540	0	(15)	1,525
Mortgage-backed securities - residential	226,865	1,199	(5,084)	222,980
Collateralized mortgage obligations	30,227	162	(1,713)	28,676
Small business administration	25,592	1	(2,020)	23,573
Equity securities	117	70	0	187
Totals	$431,522	$3,489	$(12,026)	$422,985

2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$66,378	$1,601	$(1)	$67,978
State and political subdivisions	90,466	5,067	(245)	95,288
Corporate bonds	2,123	12	(7)	2,128
Mortgage-backed securities - residential	231,582	5,112	(476)	236,218
Collateralized mortgage obligations	40,333	336	(74)	40,595
Small business administration	21,432	74	(62)	21,444
Equity securities	139	303	(5)	437
Totals	$452,453	$12,505	$(870)	$464,088

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2013	2012	2011
Proceeds	$94,016	$91,197	$50,952
Gross gains	1,924	1,258	1,804
Gross losses	(1,061)	(199)	0

The tax provision related to these net realized gains was $301 thousand, $371 thousand and $631 thousand respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2013
Available for sale	Amortized Cost	Fair Value
Maturity
Within one year	$13,511	$13,674
One to five years	77,830	78,170
Five to ten years	46,459	45,398
Beyond ten years	10,921	10,327
Mortgage-backed securities, collateralized mortgage obligations and small business administration	282,684	275,229
Totals	$431,405	$422,798

Securities with a carrying amount of $164 million at December 31, 2013 and $169 million at December 31, 2012 were pledged to secure public deposits and repurchase agreements. The Trust company had securities, with a carrying amount of $100 thousand, at year-end 2013, 2012 and 2011, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any other issuer that exceeded 10% of stockholders’ equity, other than the U.S. Government, its agencies and its sponsored entities.

The following table summarizes the investment securities with unrealized losses at December 31, 2013 and 2012 aggregated by major security type and length of time in a continuous unrealized loss position. Unrealized losses for Equity securities had unrealized losses that rounded to less than $1 thousand for year 2013. Unrealized losses for Mortgage-backed securities – residential and Small business administration securities had unrealized losses that rounded to less than $1 thousand for year 2012.

2013	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and U.S. government sponsored entities	$20,776	$(387)	$0	$0	$20,776	$(387)
State and political subdivisions	34,851	(1,855)	7,492	(952)	42,343	(2,807)
Corporate bonds	1,052	(2)	473	(13)	1,525	(15)
Mortgage-backed securities - residential	141,024	(3,735)	27,026	(1,349)	168,050	(5,084)
Collateralized mortgage obligations	5,283	(450)	15,726	(1,263)	21,009	(1,713)
Small business administration	6,927	(491)	16,520	(1,529)	23,447	(2,020)
Equity securities	7	0	0	0	7	0
Total temporarily impaired	$209,920	$(6,920)	$67,237	$(5,106)	$277,157	$(12,026)

2012	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and U.S. government sponsored entities	$5,490	$(1)	$0	$0	$5,490	$(1)
State and political subdivisions	12,079	(245)	0	0	12,079	(245)
Corporate bonds	887	(7)	0	0	887	(7)
Mortgage-backed securities - residential	97,598	(476)	52	0	97,650	(476)
Collateralized mortgage obligations	23,132	(74)	0	0	23,132	(74)
Small business administration	7,853	(62)	37	0	7,890	(62)
Equity securities	0	0	8	(5)	8	(5)
Total temporarily impaired	$147,039	$(865)	$97	$(5)	$147,136	$(870)

The Company’s equity securities include local and regional bank holdings. During the year ended December 31, 2013 a $3 thousand pre-tax charge was recognized for the other-than-temporary decline in fair value on these equity holdings. The Company recognized an other-than-temporary impairment that was less than $1 thousand and rounded to zero for year ended December 31, 2012. The Company recognized an $ 11 thousand other-than-temporary impairment for the year ended December 31, 2011. When a decline in fair value below cost is deemed to be other-than-temporary, the difference between the amortized cost basis of the equity security and its fair value must be recognized as a charge to earnings.

As of December 31, 2013, the Company’s security portfolio consisted of 414 securities, 124 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s holdings in securities issued by state and political subdivisions, mortgage-backed securities—residential, collateralized mortgage obligations and small business administration, as discussed below:

Securities issued by State and Political subdivisions

Unrealized losses on debt securities issued by state and political subdivisions have not been recognized into income. Generally these securities have maintained their investment grade ratings and management does not have the intent and is not required to sell these securities before their anticipated recovery. The fair value is expected to recover as the securities approach their maturity date.

Mortgage-backed securities—residential

All of the Company’s holdings of mortgage-backed securities—residential at year end 2013 and 2012 were issued by U.S. Government sponsored enterprises. Unrealized losses on mortgage-backed securities—residential have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities—residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Collateralized mortgage obligations

The Company’s portfolio includes collateralized mortgage obligations issued by U.S. Government sponsored enterprises. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company monitors all securities to insure adequate credit support and as of December 31, 2013, the Company believes there is no other-than-temporarily impairment.

Small business administration

The Company’s holdings of small business administration securities are issued and backed by the full faith and credit of the U.S. Government. Unrealized losses on these small business administration securities have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

NOTE 3 LOANS

Loans at year end were as follows:

	2013	2012
Commercial real estate
Owner occupied	$86,286	$95,208
Non-owner occupied	107,625	83,405
Other	24,381	22,729
Commercial	105,023	97,112
Residential real estate
1-4 family residential	144,225	132,665
Home equity lines of credit	26,448	24,110
Consumer
Indirect	121,446	116,471
Direct	10,237	11,160
Other	3,031	1,767
Subtotal	628,702	584,627
Net deferred loan (fees) costs	1,982	1,965
Allowance for loan losses	(7,568)	(7,629)
Net loans	$623,116	$578,963

The following table presents the activity in the allowance for loan losses by portfolio segment for years ended December 31, 2013, 2012 and 2011:

December 31, 2013

	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,392	$1,453	$1,569	$951	$264	$7,629
Provision for loan losses	(306)	(397)	674	1,369	(50)	1,290
Loans charged off	(505)	(99)	(326)	(1,723)	0	(2,653)
Recoveries	171	262	47	822	0	1,302
Total ending allowance balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568
December 31, 2012

	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,880	$1,529	$1,802	$972	$637	$9,820
Provision for loan losses	(516)	792	469	353	(373)	725
Loans charged off	(1,225)	(918)	(806)	(1,002)	0	(3,951)
Recoveries	253	50	104	628	0	1,035
Total ending allowance balance	$3,392	$1,453	$1,569	$951	$264	$7,629

December 31, 2011

	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,780	$1,707	$881	$875	$64	$9,307
Provision for loan losses	302	197	2,205	373	573	3,650
Loans charged off	(1,246)	(414)	(1,736)	(1,125)	0	(4,521)
Recoveries	44	39	452	849	0	1,384
Total ending allowance balance	$4,880	$1,529	$1,802	$972	$637	$9,820

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material.

December 31, 2013

	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$166	$110	$202	$82	$0	$560
Collectively evaluated for impairment	2,586	1,109	1,762	1,337	214	7,008
Total ending allowance balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568
Loans:
Loans individually evaluated for impairment	$6,623	$2,430	$2,554	$363	$0	$11,970
Loans collectively evaluated for impairment	210,739	102,593	167,597	137,785	0	618,714
Total ending loans balance	$217,362	$105,023	$170,151	$138,148	$0	$630,684

December 31, 2012

	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$129	$51	$0	$0	$0	$180
Collectively evaluated for impairment	3,263	1,402	1,569	951	264	7,449
Total ending allowance balance	$3,392	$1,453	$1,569	$951	$264	$7,629
Loans:
Loans individually evaluated for impairment	$8,535	$1,852	$989	$0	$0	$11,376
Loans collectively evaluated for impairment	192,116	95,260	155,193	132,647	0	575,216
Total ending loans balance	$200,651	$97,112	$156,182	$132,647	$0	$586,592

The following table presents information related to impaired loans by class of loans as of and for year ended December 31, 2013, 2012 and 2011. The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$4,302	$3,762	$0	$2,643	$137
Non-owner occupied	491	389	0	438	0
Other	0	0	0	0	0
Commercial	1,007	971	0	1,363	25
Residential real estate
1-4 family residential	1,026	961	0	1,462	51
Home equity lines of credit	107	99		194	0
Consumer	111	112	0	9	0
Subtotal	7,044	6,294	0	6,109	213
With an allowance recorded:
Commercial real estate
Owner occupied	886	884	91	2,536	39
Non-owner occupied	1,593	1,588	75	1,975	87
Other	0	0	0	0	0
Commercial	1,462	1,459	110	594	5
Residential real estate
1-4 family residential	1,458	1,347	190	112	48
Home equity lines of credit	148	147	12	12	0
Consumer	247	251	82	21	0
Subtotal	5,794	5,676	560	5,250	179
Total	$12,838	$11,970	$560	$11,359	$392

During 2013 the Company, for the first time, began considering consumer loans individually for impairment.  Interest income recognized and cash basis interest recognized was not materially different for 2013.

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

Interest income recognized during impairment for both 2012 and 2011 periods was immaterial.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and 2012:

	Nonaccrual		Loans Past Due over 90 Days Still Accruing
	2013	2012	2013	2012
Commercial real estate
Owner occupied	$2,806	$3,116	$0	$0
Non-owner occupied	405	799	0	0
Other	0	0	0	0
Commercial	1,993	1,081	13	0
Residential real estate
1-4 family residential	2,584	2,342	526	197
Home equity lines of credit	280	294	0	236
Consumer
Indirect	308	0	94	143
Direct	55	0	3	19
Other	0	0	10	1
Total	$8,431	$7,632	$646	$596

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 and 2012 by class of loans:

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$48	$0	$2,806	$2,854	$83,065	$85,919
Non-owner occupied	0	0	405	405	106,762	107,167
Other	0	0	0	0	24,276	24,276
Commercial	14	0	2,006	2,020	103,003	105,023
Residential real estate
1-4 family residential	573	141	3,110	3,824	139,879	143,703
Home equity lines of credit	35	0	280	315	26,133	26,448
Consumer
Indirect	2,004	539	402	2,945	121,935	124,880
Direct	204	31	58	293	9,944	10,237
Other	63	6	10	79	2,952	3,031
Total	$2,941	$717	$9,077	$12,735	$617,949	$630,684

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$259	$0	$3,116	$3,375	$91,506	$94,881
Non-owner occupied	0	0	799	799	82,320	83,119
Other	0	0	0	0	22,651	22,651
Commercial	233	15	1,081	1,329	95,783	97,112
Residential real estate
1-4 family residential	718	352	2,539	3,609	128,463	132,072
Home equity lines of credit	183	82	530	795	23,315	24,110
Consumer
Indirect	1,351	319	143	1,813	117,907	119,720
Direct	144	18	19	181	10,979	11,160
Other	15	13	1	29	1,738	1,767
Total	$2,903	$799	$8,228	$11,930	$574,662	$586,592

Troubled Debt Restructurings:

Total troubled debt restructurings were $8.3 million and $7.6 million at December 31, 2013 and 2012 respectively. The Company has allocated $397 thousand and $155 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013 and 2012. There are $16 thousand in commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at December 31, 2013.  There were no commitments at December 31, 2012.

During the year ending December 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; a permanent increase of the recorded investment in the loan due to a protective advance to pay delinquent real estate taxes or advance new monies; a deferral of principal payments; or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of .025% and 3.25%.  There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of three months to 126 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$226	$239
Non-owner occupied	0	0	0
Commercial	5	649	682
Residential real estate
1-4 family residential	4	131	98
Home equity lines of credit	5	214	214
Indirect	24	188	188
Consumer	1	1	1
Total	41	$1,409	$1,422

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	3	$1,143	$1,166
Non-owner occupied	3	2,376	2,419
Commercial	3	1,072	1,098
Residential real estate
1-4 family residential	7	508	540
Total	16	$5,099	$5,223

There were $50 thousand and $418 thousand in charge offs and a $66 thousand increase and $306 thousand decrease in the allowance for loan losses as a result of the allowance adjustment due to the troubled debt restructurings described above at December 31, 2013 and December 31, 2012, respectively.

There were two commercial loans for $204 thousand, one commercial real estate loan for $205 thousand and one residential real estate loan for $35 thousand modified as troubled debt restructuring for which there were payment defaults within twelve months following the modification during the year ending December 31, 2013.  All four loans were past due at December 31, 2013.  There was one indirect loan modified as troubled debt restructuring for which there were payment defaults within twelve months following the modification during the year ending December 31, 2013.  The loan was not past due at December 31, 2013.  There was no additional provision or any impact to the allowance for losses associated with these loans.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2013	Pass	Special Mention	Sub-standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$72,398	$7,312	$6,209	$0	$0	$85,919
Non-owner occupied	96,065	7,877	3,225	0	0	107,167
Other	23,935	0	341	0	0	24,276
Commercial	99,022	2,313	3,688	0	0	105,023
Total	$291,420	$17,502	$13,463	$0	$0	$322,385
December 31, 2012	Pass	Special Mention	Sub-standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$78,327	$5,954	$10,600	$0	$0	$94,881
Non-owner occupied	72,270	6,519	4,330	0	0	83,119
Other	17,855	4,433	363	0	0	22,651
Commercial	89,312	3,891	3,909	0	0	97,112
Total	$257,764	$20,797	$19,202	$0	$0	$297,763

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

December 31, 2013	Residential Real Estate		Consumer
	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Performing	$140,593	$26,168	$124,478	$10,179	$3,021
Nonperforming	3,110	280	402	58	10
Total	$143,703	$26,448	$124,880	$10,237	$3,031

December 31, 2012	Residential Real Estate		Consumer
	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Performing	$129,533	$23,580	$119,577	$11,141	$1,766
Nonperforming	2,539	530	143	19	1
Total	$132,072	$24,110	$119,720	$11,160	$1,767

NOTE 4 - FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company used a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the year ended December 31, 2013 the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets Investment securities available-for sale
U.S Treasury and U.S. government sponsored entities	$51,310	$0	$51,310	$0
State and political subdivisions	94,734	0	94,734	0
Corporate bonds	1,525	0	1,525	0
Mortgage-backed securities-residential	222,980	0	222,970	10
Collateralized mortgage obligations	28,676	0	28,676	0
Small business administration	23,573	0	23,573	0
Equity securities	187	187	0	0
Total investment securities	$422,985	$187	$422,788	$10
Yield maintenance provisions	$275	$0	$275	$0
Financial Liabilities
Interest rate swaps	$275	$0	$275	$0

	Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets Investment securities available-for sale
U.S Treasury and U.S. government sponsored entities	$67,978	$0	$67,978	$0
State and political subdivisions	95,288	0	95,288	0
Corporate bonds	2,128	0	2,128	0
Mortgage-backed securities-residential	236,218	0	236,207	11
Collateralized mortgage obligations	40,595	0	40,595	0
Small business administration	21,444	0	21,444	0
Equity securities	437	437	0	0
Total investment securities	$464,088	$437	$463,640	$11
Yield maintenance provisions	$120	$0	$120	$0
Financial Liabilities
Interest rate swaps	$120	$0	$120	$0

There were no significant transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31:

	Mortgage-Backed Securities - Residential (Level 3)
	2013	2012	2011
Balance of recurring Level 3 assets at January 1	$11	$12	$12
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0
Repayments	(1)	(1)	0
Transfers in and/or out of Level 3	0	0	0
Balance of recurring Level 3 assets at December 31	$10	$11	$12

There is no impact to earnings as a result of fair value measurements on items valued on a recurring basis, using level 3 inputs.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets Impaired loans
Commercial real estate
Owner occupied	$962	$0	$0	$962
Non-owner occupied	391	0	0	391
Other	0	0	0	0
Commercial	1,575	0	0	1,575
1–4 family residential	577	0	0	577
Home equity lines of credit.	174	0	0	174
Consumer indirect.	142	0	0	142
Consumer direct	22	0	0	22
Other real estate owned
1–4 family residential	33	0	0	33

	Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets Impaired loans
Commercial real estate
Owner occupied	$928	$0	$0	$928
Non-owner occupied	775	0	0	775
Other	0	0	0	0
Commercial	869	0	0	869
1–4 family residential	43	0	0	43
Other real estate owned
1–4 family residential	57	0	0	57

Impaired loans carried at fair value that are measured for impairment using the fair value of the collateral had a principal balance of $4.2 million, with a valuation allowance of $363 thousand at December 31, 2013, resulting in an additional provision for loan losses of $916 thousand for the year ending December 31, 2013. At December 31, 2012, impaired loans had a carrying amount of $2.6 million, with a valuation allowance of $25 thousand. Loans measured at fair value throughout the year resulted in an additional provision for loan losses of $997 thousand for the year ending December 31, 2012. Excluded from the fair value of impaired loans, at December 31, 2013 and 2012, discussed above are $3.0 million and $4.3 million of loans with specific allowance amounts allocated and classified as troubled debt restructurings and measured using the present value of discounted cash flows, which are not carried at fair value.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2013 and 2012:

December 31, 2013	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$1,237	Sales comparison	Adjustment for differences between comparable sales	-41.59% - 77.25% (-7.82%)
	116	Income approach	Adjustment for differences in net operating income	-13.64% - 12.93% (-5.96%)
Commercial	1,575	Sales comparison	Adjustment for differences between comparable sales	-25.56% - 33.03% (17.42%)
Residential	751	Sales comparison	Adjustment for differences between comparable sales	-46.81% - 23.45% (-7.00%)
Consumer	164	Sales comparison	Adjustment for differences between comparable sales	-29.00% - 29.00% (0.00%)

December 31, 2012	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$1,548	Sales comparison	Adjustment for differences between comparable sales	-11.30% - 14.12% (-4.38%)
	155	Income approach	Adjustment for differences in net operating income	-28.36% - 19.40% (-5.47%)
Commercial	869	Sales comparison	Adjustment for differences between comparable sales	-45.19% - 20.19% (27.05%)
Residential	43	Sales comparison	Adjustment for differences between comparable sales	-46.81% - 23.45% (-36.40%)

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $33 thousand at December 31, 2013. The Company sold six other real estate owned properties during the year ended December 31, 2013. The Company recorded $21 thousand in write downs on three other real estate owned properties during the year ended December 31, 2013. At December 31, 2012, other real estate owned had a net carrying amount of $57 thousand. During the year ended December 31, 2012 five properties were charged down reflecting updated appraisals which resulted in a write-down of $97 thousand.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not previously presented, at December 31, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,513	$12,957	$14,556	$0	$27,513
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	158	0	161	0	161
Loans, net	623,116	0	0	623,875	623,875
Accrued interest receivable	3,399	0	1,844	1,555	3,399
Financial liabilities
Deposits	915,216	688,470	228,116	0	916,586
Short-term borrowings	81,617	0	81,617	0	81,617
Long-term borrowings	19,822	0	20,526	0	20,526
Accrued interest payable	447	2	445	0	447

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$37,759	$14,209	$23,550	$0	$37,759
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	3,624	0	3,691	0	3,691
Loans, net	578,963	0	0	586,359	586,359
Accrued interest receivable	3,679	0	2,051	1,628	3,679
Financial liabilities
Deposits	919,009	683,660	240,830	0	924,490
Short-term borrowings	79,886	0	79,886	0	79,886
Long-term borrowings	10,423	0	11,690	0	11,690
Accrued interest payable	479	2	477	0	479

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

Loans held for sale: The fair value of loans held for sale is estimated based upon the average of binding contracts and quotes from third party investors resulting in a Level 2 classification.

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest receivable and payable approximate fair value resulting in a Level l, Level 2, or Level 3 classification. The classification is the result of the association with securities, loans and deposits.

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

Off-balance Sheet Instruments: The fair value of commitments is not considered material.

NOTE 5—PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2013	2012
Land	$3,086	$3,223
Buildings	20,293	20,457
Furniture, fixtures and equipment	11,294	11,314
Leasehold Improvements	254	248
	34,927	35,242
Less accumulated depreciation	(17,740)	(16,813)
NET BOOK VALUE	$17,187	$18,429

Depreciation expense was $1.2 million for year ended December 31, 2013, $1.2 million for year ended December 31, 2012, and $1.1 million for the year ended December 31, 2011.

The Company purchased property located adjacent to its Canfield branch on South Broad Street in Canfield, for $395 thousand. Management’s plans for the property are to house some investment, insurance and mortgage lending activities. Possession took place in January 2014.

With declining branch transaction counts and banking trends driving customers towards online banking the decision was made to close two retail branch locations in Leetonia and Warren, Ohio.  The two branches were closed on October 1, 2013.  One property, valued at $90 thousand, has been moved to Other Real Estate Owned while the other is still providing ATM service and remains in service as part of premises and equipment. The Company plans to actively market the properties for sale in the near future.

The Company leases certain branch properties under operating leases. Rent expense was $302, $265, and $283 thousand for 2013, 2012 and 2011. In addition to rent expense, under the leases, common area maintenance and property taxes are paid and the amount can fluctuate according to the costs incurred. Rent commitments, before considering renewal options that generally are present, were as follows:

2014	$229
2015	166
2016	102
2017	110
2018	114
Thereafter	380
TOTAL	$1,101

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchase of National Associates, Inc. in July of 2013 and Farmers Trust Company in 2009 totaled $6.4 million at December 31, 2013 and $3.7 million at December 31, 2012. The NAI acquisition is more fully described in Note 16. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting units, including the existing goodwill and intangible assets, and estimating the fair value of the reporting units. The Company determined the fair value of the reporting units exceeded their carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step to the impairment test is required.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$5,970	$(2,262)	$3,990	$(1,667)
Non-compete contracts	370	(265)	250	(250)
Trade name	190	(14)	0	0
Total	$6,530	$(2,541)	$4,240	$(1,917)

Aggregate amortization expense was $624 thousand, $409 thousand, and $479 thousand for 2013, 2012, and 2011.

Estimated amortization expense for each of the next five years:

2014	$767
2015	667
2016	580
2017	494
2018	410
Thereafter	1,071
TOTAL	$3,989

NOTE 7 - INTEREST BEARING DEPOSITS

Time deposits of $100 thousand or more were $85.7 million and $86.6 million at year-end 2013 and 2012.

Following is a summary of scheduled maturities of certificates of deposit during the years following December 31, 2013:

2014	68,199
2015	84,689
2016	34,517
2017	16,148
2018	12,448
Thereafter	10,745
TOTAL	$226,746

Following is a summary of year-end interest bearing deposits:

	2013	2012
Demand	$124,660	$124,466
Money Market	285,464	311,174
Savings	122,453	116,004
Certificates of Deposit	226,746	235,349
TOTAL	$759,323	$786,993

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND
OTHER SHORT-TERM BORROWINGS

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. government sponsored entities and agencies with a carrying amount of $152.4 million and $162.0 million at year ended 2013 and 2012.

Repurchase agreements are financing arrangements that mature within 89 days and usually overnight. Under the agreements, customers agree to maintain funds on deposit with the Bank and in return acquire an interest in a pool of securities pledged as collateral against the funds. The securities are held in segregated safekeeping accounts at the Federal Reserve Bank and Farmers Trust Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2013	2012	2011
Average balance during the year	$90,951	$93,149	$112,635
Average interest rate during the year	0.04%	0.08%	0.24%
Maximum month-end balance during the year	$100,462	$98,531	$137,234
Weighted average year-end interest rate	0.06%	0.07%	0.23%
Balance at year-end	$75,267	$79,536	$96,988

The Bank has access to lines of credit amounting to $24.5 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion. At December 31, 2013 the Bank had drawn $6 million against these lines.  The $6 million was repaid during January of 2014. There were no borrowings under this line at December 31, 2012.

Farmers National Banc Corp has an unsecured $1.5 million revolving line of credit. The line can be renewed annually. The outstanding balance was $350 thousand at December 31, 2013 and 2012. The interest rate is prime with a floor of 4.5%. The interest rate at December 31, 2013 and 2012 was 4.5%.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER LONG-TERM BORROWINGS

At year end, long-term advances from the Federal Home Loan Bank were as follows:

	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate constant payment advances, at rates from 1.70% to 4.88% for 2013 and 3.16% to 4.88% for 2012	$9,822	1.74%	$359	4.29%
Convertible and putable fixed-rate advances, at rates from 2.82% to 4.45% for 2013 and 2012	10,000	3.64%	10,000	3.64%
Total advances	$19,822	2.70%	$10,359	3.66%

During 2013, the Bank received a fixed-rate FHLB advance in the amount of $10 million with an annual 5% principal prepayment.    At December 31, 2013, the Bank retains $10 million of putable FHLB fixed-rate advances. The balance of these putable FHLB fixed-rate advances was also $10 million at December 31, 2012. Should the FHLB elect the put, the Bank is required to repay the advance on that date without penalty.

Federal Home Loan Bank advances are secured by a blanket pledge of residential mortgage loans totaling $104.4 million and $95.2 million at year end 2013 and 2012. Based on this collateral the Bank is eligible to borrow an additional $84.6 million at year end 2013. Each advance is subject to a prepayment penalty if paid prior to its maturity date.

Scheduled repayments of long-term FHLB advances are as follows:

Maturing in:
2014	$1,544
2015	6,296
2016	1,176
2017	6,089
2018	1,007
Thereafter	3,710
TOTAL	$19,822

During 2013 the Bank made the final payment on a note payable secured by real estate totaling $64 thousand at December 31, 2012. This note carried a fixed interest rate of 7.50%.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$4,373	$8,722	$1,172	$1,890
Unused lines of credit	$87,562	$33,351	$33,258	$59,049

Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments for 2013 have interest rates of 4.50% and mature between ten and twelve years. The fixed rate commitments for 2012 have interest rates ranging from 2.88% to 4.50% and all mature between ten and thirty years. Fixed rate unused lines of credit have interest rates ranging from 2.16% to 13.50% at December 31, 2013 and 3.25% to 18.00% at December 31, 2012.

Standby letters of credit are considered financial guarantees. The standby letters of credit have a contractual value of $4.9 million in 2013 and $3.8 million in 2012. The carrying amount of these items on the balance sheet is not material.

NOTE 11 - STOCK BASED COMPENSATION

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”). The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  No share awards were issued during the years ended December 31, 2013 and 2012 under the Plan.

The Company’s Stock Option Plan, which was shareholder-approved and has since expired, permitted the grant of share options to its directors, officers and employees for up to 375 thousand shares of common stock. Option awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of 5 years and have 10-year contractual terms. Option exercises are expected to be satisfied with either newly issued shares or treasury shares.  The fair value of the Company’s stock at December 31, 2013 and 2012 was less than or equal to the fair value option exercise price, therefore the outstanding and exercisable options had no intrinsic value.

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

There were no options granted or exercised under the Stock Option Plan during 2013, 2012 or 2011.

A summary of the stock option plan for year end 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at end of year	5,000	$6.55	0.1
Exercisable at end of year	5,000	$6.55	0.1

The weighted average remaining contractual life changed from 5.5 years at December 31, 2012 to 0.1 years at December 31, 2013 because the employee holding the 5,000 options was terminated in November 2013.  Per the Stock Option Plan employees have three months after the date of separation to exercise their options.

As of December 31, 2013, the total unrecognized compensation cost related to non-vested stock options granted under the Plan was immaterial.

NOTE 12 - REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes as of December 31, 2013, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2013 and 2012, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Corporation’s principal source of funds for dividend payments is dividends received from the Bank and Trust. The Bank and Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively. The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years. During 2014, the Bank could, without prior approval, declare dividends of approximately $11.6 million plus any 2014 net profits retained to the date of the dividend declaration. In order to practice trust powers, Trust must maintain a minimum capital of $3 million. The Trust could, without prior approval, declare dividends of $7 thousand plus any net profits retained to the date of the dividend declaration in 2014.

Actual and required capital amounts and ratios are presented below at year-end:

			Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Total Capital to risk weighted assets
Consolidated	$115,730	16.26%	$56,950	8.00%	N/A	N/A
Bank	109,154	15.42%	56,638	8.00%	$70,798	10.00%
Tier I Capital to risk weighted assets
Consolidated	108,130	15.19%	28,475	4.00%	N/A	N/A
Bank	101,586	14.35%	28,319	4.00%	42,479	6.00%
Tier I Capital to average assets
Consolidated	108,130	9.36%	46,185	4.00%	N/A	N/A
Bank	101,586	8.93%	45,478	4.00%	56,848	5.00%
2012
Total Capital to risk weighted assets
Consolidated	$114,876	17.35%	$52,967	8.00%	N/A	N/A
Bank	105,160	15.97%	52,667	8.00%	$65,834	10.00%
Tier I Capital to risk weighted assets
Consolidated	107,113	16.18%	26,483	4.00%	N/A	N/A
Bank	97,424	14.80%	26,334	4.00%	39,501	6.00%
Tier I Capital to average assets
Consolidated	107,113	9.54%	44,931	4.00%	N/A	N/A
Bank	97,424	8.72%	44,681	4.00%	55,851	5.00%

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan. All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Plan. Under the terms of the Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code. The Company matches a percentage of the participants’ voluntary contributions up to 6% of gross wages. In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Plan. Total expense was $336 thousand, $334 thousand and $300 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company maintains a deferred compensation plan for certain retirees. Expense under the Plan was $10 thousand and $13 thousand for the years ended December 31, 2013 and 2012. Due to the early retirement of a participant in the Plan, future monthly benefits were reduced which resulted in a benefit of $26 thousand being recorded in 2011. The liability under the Plan at December 31, 2013 was $163 thousand and $170 thousand at December 31, 2012.

The Company also has a postretirement health care benefit Plan covering individuals retired from the Company that have met certain service and age requirements and certain other active employees that have met similar service requirements. The postretirement health care Plan includes a limit on the Company’s share of costs for recent and future retirees. Expense under this Plan for 2013, 2012, and 2011 was $13 thousand, $34 thousand and $15 thousand. The accrued postretirement benefit liability under this Plan was $370 thousand and $375 thousand at December 31, 2013 and 2012. Due to the immateriality of the Plan, the disclosures required under U.S. generally accepted accounting principles have been omitted.

NOTE 14 - INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2013	2012	2011
Current expense	$874	$2,042	$2,925
Deferred expense (benefit)	809	1,013	(385)
TOTALS	$1,683	$3,055	$2,540

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

	2013	2012	2011
Statutory tax	$3,312	$4,545	$4,115
Effect of nontaxable interest	(1,325)	(1,203)	(1,198)
Bank owned life insurance, net	(123)	(179)	(183)
Effect of nontaxable life insurance death proceeds	(115)	0	(16)
Other	(66)	(108)	(178)
ACTUAL TAX	$1,683	$3,055	$2,540

Deferred tax assets (liabilities) are comprised of the following:

	2013	2012
Deferred tax assets:
Allowance for credit losses	$2,649	$2,670
Net unrealized loss on securities available for sale	3,005	0
Security valuation	41	1,772
Deferred and accrued compensation	874	516
Deferred loan fees and costs	511	455
Capital loss carryover	0	15
Post-retirement benefits	174	132
AMT credit carryforward	367	0
Other	217	259
Gross deferred tax assets	$7,838	$5,819
Deferred tax liabilities:
Depreciation	$(1,766)	$(1,089)
Net unrealized gain on securities available for sale	0	(4,073)
Federal Home Loan Bank dividends	(482)	(482)
Prepaid expenditures	(37)	(79)
Other	(12)	(22)
Gross deferred tax liabilities	(2,297)	(5,745)
NET DEFERRED TAX ASSET	$5,541	$74

No valuation allowance for deferred tax assets was recorded at December 31, 2013 and 2012. There was a $42 thousand capital loss carryover, all of which was used to offset capital gain income in 2013.

At December 31, 2013 and December 31, 2012, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company paid a $12 thousand penalty for the year ended December 31, 2013. There were no amounts accrued for penalties or interest as of December 31, 2013 and 2012.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2010. The tax years 2010—2012 remain open to examination by the U.S. taxing authority.

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the detail of other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011.

	2013
(In Thousands of Dollars)	Pre-tax	Tax	After-tax

Unrealized holding losses on available-for-sale securities during the period	$(19,310)	$6,759	$(12,551)
Reclassification adjustment for (gains) losses included in net income (1)	(860)	301	(559)
Net unrealized losses on available-for-sale securities	(20,170)	7,060	(13,110)
Change in funded status of post-retirement health plan	(3)	1	(2)
Net other comprehensive income (loss)	$(20,173)	$7,061	$(13,112)

	2012
(In Thousands of Dollars)	Pre-tax	Tax	After-tax

Unrealized holding losses on available-for-sale securities during the period	$307	$(107)	$200
Reclassification adjustment for (gains) losses included in net income (1)	(1,059)	370	(689)
Net unrealized losses on available-for-sale securities	(752)	263	(489)
Change in funded status of post-retirement health plan	131	(46)	85
Net other comprehensive income (loss)	$(621)	$217	$(404)

	2011
(In Thousands of Dollars)	Pre-tax	Tax	After-tax

Unrealized holding gains on available-for-sale securities during the period	$9,707	$(3,397)	$6,310
Reclassification adjustment for (gains) losses included in net income (1)	(1,793)	627	(1,166)
Net unrealized losses on available-for-sale securities	7,914	(2,770)	5,144
Change in funded status of post-retirement health plan	0	0	0
Net other comprehensive income (loss)	$(7,914)	$(2,770)	$5,144

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

NOTE 16 - BUSINESS COMBINATION

On July 1, 2013, the Company completed the acquisition of all outstanding stock of the retirement planning consultancy National Associates, Inc. of Cleveland, Ohio.  The transaction involved both cash and stock totaling $4.4 million, including up to $1.5 million of future payments, contingent upon NAI meeting income performance targets, with an estimated fair value at the acquisition date of $920,000.  The fair market value of the contingent consideration was determined using the Monte Carlo Simulation.  The simulation’s key assumptions included a two year period with an estimated volatility of 20%.  Expected EBITDA had a base of 6% with a maximum 12% and a discount rate of 11.9%.  The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing retirement services currently being offered.  Acquisition-related costs of $270 thousand are included in the Company’s consolidated statements of income for the year ended December 31, 2013.

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

(In Thousands of Dollars)
Consideration
Cash	$2,111
Stock	1,400
Contingent consideration	920
Fair value of total consideration transferred	$4,431

Assets acquired and liabilities assumed
Cash	$28
Accounts receivable	300
Premises and equipment	50
Other assets	1
Total assets acquired	379

Liabilities assumed	81
Net assets acquired	$298

Assets and liabilities arising from acquisition
Identified intangible assets	2,290
Deferred tax liability	(802)
Goodwill	2,645
Net assets acquired from acquisition	$4,431

NAI contributed $627 thousand of gross revenues to the Company with a resulting net loss of $156 thousand during the six month period ended December 31, 2013.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2012.  The pro forma information includes adjustments for amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

(In Thousands of Dollars except per share results)	2013	2012	2

Noninterest income	$15,080	$14,577

Net income	$7,665	$9,883

Basic and diluted earnings per share	$0.41	$0.53

NOTE 17 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2013 were as follows:

Total loans at December 31, 2012	$825
New loans	32
Effect of changes in composition of related parties	(5)
Repayments	(279)
Total loans at December 31, 2013	$573

Deposits from principal officers, directors, and their affiliates at year-end 2013 and 2012 were $1.6 million and $1.1 million.

NOTE 18 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2013	2012	2011
Basic EPS
Net income	$7,780	$9,932	$9,218
Weighted average shares outstanding	18,773,491	18,791,843	18,271,580
Basic earnings per share	$.41	$.53	$.50
Diluted EPS
Net income	$7,780	$9,932	$9,218
Weighted average shares out-standing for basic earnings per share	18,773,491	18,791,843	18,271,580
Effect of Stock Options	0	0	0
Weighted average shares for diluted earnings per share	18,773,491	18,791,843	18,271,580
Diluted earnings per share	$.41	$.53	$.50

Stock options for 5,000 shares of common stock for 2013, 2012 and 2011 were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 19 – INTEREST RATE SWAPS

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

Summary information about these interest-rate swaps as of year ended December 31, 2013 and 2012 is as follows:

	2013	2012
Notional amounts	$25,195	$7,060
Weighted average pay rate on interest-rate swaps	4.28%	4.07%
Weighted average receive rate on interest-rate swaps	2.82%	2.99%
Weighted average maturity (years)	6.3	5.8
Fair value of combined interest-rate swaps	$275	$120

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated income statements. There were no net gains or losses recognized in earnings related to yield maintenance provisions for years ended December 31, 2013 and 2012.

NOTE 20 – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking, NAI, and trust operations. They are also distinguished by the level of information provided to the chief operating decision makers in the Company, who use such information to review performance of various components of the business, which are then aggregated. Loans, investments, and deposits provide the revenues in the banking operation, and trust service fees provide the revenue in trust operations. All operations are domestic.

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using operating income. Income taxes are calculated on operating income. Transactions among segments are made at fair value.

Significant segment totals are reconciled to the financial statements as follows:

December 31, 2013	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Assets
Cash and cash equivalents	$1,261	$26,272	$113	$(133)	$27,513
Securities available for sale	3,983	418,876	0	126	422,985
Loans held for sale	0	158	0	0	158
Net loans	0	623,116	0	0	623,116
Premises and equipment, net	91	17,034	62	0	17,187
Goodwill and other intangibles	5,639	0	4,704	0	10,343
Other assets	598	34,635	211	580	36,024
Total Assets	$11,572	$1,120,091	$5,090	$573	$1,137,326
Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$339	$1,023,859	$815	$(694)	$1,024,319
Stockholders’ equity	11,233	96,232	4,275	1,267	113,007
Total Liabilities and Stockholders’ Equity	$11,572	$1,120,091	$5,090	$573	$1,137,326

December 31, 2012	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Assets
Cash and cash equivalents	$636	$37,191	$0	$(68)	$37,759
Securities available for sale	4,695	459,246	0	147	464,088
Loans held for sale	0	3,624	0	0	3,624
Net loans	0	578,963	0	0	578,963
Premises and equipment, net	100	18,329	0	0	18,429
Goodwill and other intangibles	6,032	0	0	0	6,032
Other assets	546	29,758	0	496	30,800
Total Assets	$12,009	$1,127,111	$0	$575	$1,139,695
Liabilities and Stockholders’ Equity
Deposits, borrowings and other liabilities	$302	$1,022,092	$0	$(3,491)	$1,018,903
Stockholders’ equity	11,707	105,019	0	4,066	120,792
Total Liabilities and Stockholders’ Equity	$12,009	$1,127,111	$0	$575	$1,139,695

For year ended 2013	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$45	$35,865	$0	$(14)	$35,896
Provision for loan losses	0	1,290	0	0	$1,290
Service fees, security gains and other noninterest income	5,667	7,838	627	(218)	$13,914
Noninterest expense	4,899	31,875	863	1,420	$39,057
Income before taxes	813	10,538	(236)	(1,652)	$9,463
Income tax	282	2,043	(80)	(562)	$1,683
Net Income	$531	$8,495	$(156)	$(1,090)	$7,780

For year ended 2012	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$47	$36,871	$0	$(20)	$36,898
Provision for loan losses	0	725	0	0	$725
Service fees, security gains and other noninterest income	5,571	7,192	0	(185)	$12,578
Noninterest expense	4,918	30,024	0	822	$35,764
Income before taxes	700	13,314	0	(1,027)	$12,987
Income tax	244	3,160	0	(349)	$3,055
Net Income	$456	$10,154	$0	$(678)	$9,932

	Trust	Bank	Retirement Consulting	Eliminations	Consolidated
For year ended 2011	Segment	Segment	Segment	and Others	Totals
Net interest income	$41	$36,605	$0	$(49)	$36,597
Provision for loan losses	0	3,650	0	0	3,650
Service fees, security gains and other noninterest income	5,422	7,304	0	(187)	12,539
Noninterest expense	4,833	28,237	0	658	33,728
Income before taxes	630	12,022	0	(894)	11,758
Income tax	218	2,626	0	(304)	2,540
Net Income	$412	$9,396	$0	$(590)	$9,218

Bank segment includes Farmers National Insurance.

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended 2013	March 31	June 30	September 30	December 31
Total interest income	$10,266	$10,273	$10,122	$10,298
Total interest expense	1,298	1,234	1,274	1,257
Net interest income	8,968	9,039	8,848	9,041
Provision for loan losses	255	170	340	525
Noninterest income	2,875	3,225	4,173	3,641
Noninterest expense	9,088	9,822	10,926	9,221
Income before income taxes	2,500	2,272	1,755	2,936
Income taxes	495	404	143	641
Net income	$2,005	$1,868	$1,612	$2,295
Earnings per share - basic and diluted	$0.11	$0.10	$0.09	$0.12

Quarter Ended 2012	March 31	June 30	September 30	December 31
Total interest income	$10,886	$10,903	$10,630	$10,691
Total interest expense	1,665	1,583	1,529	1,435
Net interest income	9,221	9,320	9,101	9,256
Provision for loan losses	0	400	325	0
Noninterest income	2,719	2,821	3,367	3,671
Noninterest expense	8,630	8,773	8,896	9,465
Income before income taxes	3,310	2,968	3,247	3,462
Income taxes	790	682	758	825
Net income	$2,520	$2,286	$2,489	$2,637
Earnings per share - basic and diluted	$0.13	$0.12	$0.13	$0.14
The Company sold certain investment securities and recognized security gains of $597 thousand during the third quarter of 2013. A $1.3 million charge was recorded during the third quarter of 2013 for severance costs. The Company sold certain investment securities and recognized security gains of $1.1 million during the third and fourth quarters of 2012.

NOTE 22—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only). This information should be read in conjunction with the consolidated financial statements and related notes.

December 31,	2013	2012
BALANCE SHEETS
Assets:
Cash	$1,849	$3,826
Investment in subsidiaries
Bank	96,087	105,019
Trust	11,233	11,707
NAI	4,275	0
Securities available for sale	126	147
Other	725	523
TOTAL ASSETS	$114,295	$121,222
Liabilities:
Other liabilities	$932	$59
Note payable	350	350
Other accounts payable	6	21
TOTAL LIABILITIES	1,288	430
TOTAL STOCKHOLDERS’ EQUITY	113,007	120,792
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,295	$121,222

STATEMENTS OF INCOME Years ended December 31,	2013	2012	2011
Income:
Dividends from subsidiaries
Bank	$4,333	$2,712	$1,654
Trust	980	0	0
NAI.	0	0	0
Interest and dividends on securities	2	4	3
Security gains/(losses)	21	0	(11)
Other income	0	0	0
TOTAL INCOME	5,336	2,716	1,646
Interest on borrowings	(16)	(24)	(52)
Other expenses	(1,659)	(1,007)	(834)
Income before income tax benefit and undistributed subsidiary income	3,661	1,685	760
Income tax benefit	562	349	304
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	4,162	7,442	7,742
Trust	(449)	456	412
NAI	(156)	0	0
NET INCOME	$7,780	$9,932	$9,218

STATEMENTS OF CASH FLOWS
Years ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net income	$7,780	$9,932	$9,218
Adjustments to reconcile net income to net cash from operating activities:
Security (gains)/losses	(24)	0	0
Impairment of securities	3	0	11
Equity in undistributed net income of subsidiaries	(3,557)	(7,898)	(8,154)
Other	(270)	(20)	(58)
NET CASH FROM OPERATING ACTIVITIES	3,932	2,014	1,017
Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	56	0	0
Purchase of National Associates, Inc	(2,111)	0	0
Capital contribution to subsidiaries	0	0	(8,000)
NET CASH FROM INVESTING ACTIVITIES	(2,055)	0	(8,000)
Cash flows from financing activities:
Purchase of treasury shares	(1,606)	(42)	0
Net proceeds from issuance of common shares	0	0	13,772
Cash dividends paid	(2,248)	(3,382)	(2,241)
Net changes in borrowings	0	(750)	0
Proceeds from dividend reinvestment	0	243	504
NET CASH FROM FINANCING ACTIVITIES	(3,854)	(3,931)	12,035
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,977)	(1,917)	5,052
Beginning cash and cash equivalents	3,826	5,743	691
Ending cash and cash equivalents	$1,849	$3,826	$5,743

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2013, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2013 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in the 1992 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

Crowe Horwath LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2013. The audit report by Crowe Horwath is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 24, 2014 (the “2014 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2014 Annual Meeting to be filed with the Commission (“2014 Proxy Statement”).

Executive Officers of the Registrant

The names, ages and positions of Farmers’ executive officers as of March 13, 2014:

Name	Age	Title
Carl D. Culp	50	Executive Vice President and Treasurer of Farmers and Executive Vice-President and Chief Financial Officer of Farmers Bank.
Joseph Gerzina	58	Senior Vice President and Chief Lending Officer of Farmers Bank
Mark L. Graham	59	Executive Vice President and Chief Credit Officer of Farmers Bank
Kevin J. Helmick	42	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	44	Senior Vice President and Chief Information Officer of Farmers Bank
Mark A. Nicastro	43	Senior Vice President and Director of Human Resources of Farmers Bank
Joseph W. Sabat	53	Vice President and Controller of Farmers Bank
Amber Wallace Soukenik	48	Senior Vice President and Chief Retail/Marketing Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Culp has served as Executive Vice President and Treasurer since March 1996. Prior to that time, Mr. Culp was Controller of Farmers from November 1995 and was Controller of Farmers Bank from November 1995. Mr. Culp has 28 years of experience in finance and accounting in the banking industry, and is a certified public accountant.

Mr. Gerzina is Senior Vice President and Chief Lending Officer since February 2012, and brings 32 years of experience in commercial and private banking. Prior to joining Farmers Bank, Mr. Gerzina was a Managing Partner at Weather Vane Capital, and previously held the role of Senior Vice President and Regional Commercial Manager (2002-2009) with Huntington Bank. He was appointed as an executive officer of Farmers in 2012.

Mr. Graham has over 36 years of experience with Farmers Bank. During his tenure, Mr. Graham has held a variety of positions in Farmers Bank’s commercial loan department. Mr. Graham has served as Executive Vice President and Chief Credit Officer of Farmers Bank since January 2012; for the four years prior to that appointment, Mr. Graham served as Senior Vice President and Senior Lending Officer.

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013. Prior to becoming President Mr. Helmick was Secretary of Farmers and Executive Vice President – Wealth Management and Retail Services of Farmers Bank since January 2012. Mr. Helmick has been with the Company for 18 years and has a retail and investment background, including an MBA and CFP designation. From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Farmers National Investments. In 2008 Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of Farmers National Investments, the retail investment area of Farmers Bank, Farmers Insurance, and all branch sales and operational functions.

Mr. Jackson is the Senior Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009. Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993. He has over 21 years of experience in the IT field. Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Senior Vice President and Director of Human Resources of Farmers Bank, a position he has held since joining Farmers in July 2009. Prior to that appointment, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007. Mr. Nicastro has an MBA, and has more than 16 years of experience in Human Resource Management from both large multi-national banks and regional community banks. He was appointed as an executive officer in 2012.

Mr. Sabat has served as Vice President and Controller of Farmers Bank since April 2006. Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm. Mr. Sabat has 18 years of experience in the accounting, finance and auditing fields. He is a certified public accountant and was appointed as an executive officer in 2012.

Ms. Wallace Soukenik has served as Senior Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013.  In August 2008 Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing.  She has 24 years of experience in the Marketing field. Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital, where she managed a $14 million endowment, a $1.5 million marketing budget and all physician contracts. She was appointed as an executive officer in 2012.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in 2014 Proxy Statement. These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2013 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2014 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2014 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Proposal Four — Adoption And Approval Of The Farmers National Banc Corp. 2012 Equity Incentive Plan” in the 2012 Proxy Statement of the Company.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2014 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2014 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements
Item 8 Reference is made to the Consolidated Financial Statements included in Item 8 of Part II herein.
(2) Financial Statement Schedules
No financial statement schedules are presented because they are not applicable.
(3) Exhibits
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

FARMERS NATIONAL BANC CORP.

By	/s/ Kevin J. Helmick
Kevin J. Helmick, President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	March 13, 2014
Kevin J. Helmick	(Principal Executive Officer)
/s/ Carl D. Culp	Executive Vice President, Secretary and Treasurer	March 13, 2014
Carl D. Culp	(Principal Financial Officer)
/s/ Joseph W. Sabat	Controller	March 13, 2014
Joseph W. Sabat	(Principal Accounting Officer)
/s/ Gregory C. Bestic	Director	March 13, 2014
Gregory C. Bestic
/s/ Anne Frederick Crawford	Director	March 13, 2014
Anne Frederick Crawford
/s/ Lance J. Ciroli	Chairman of the Board	March 13, 2014
Lance J. Ciroli
/s/ Ralph D. Macali	Director	March 13, 2014
Ralph D. Macali
/s/ David Z. Paull	Director	March 13, 2014
David Z. Paull
/s/ Earl R. Scott	Director	March 13, 2014
Earl R. Scott
/s/ Gregg Strollo	Director	March 13, 2014
Gregg Strollo
/s/ Ronald V. Wertz	Director	March 13, 2014
Ronald V. Wertz

The above-named directors and officers of the Registrant sign this Annual Report on Form 10-K by Kevin J. Helmick and Carl D. Culp, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors and officers, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated.

By
/s/ Kevin J. Helmick
Kevin J. Helmick
President, Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Carl D. Culp
Carl D. Culp
Executive Vice President, Secretary and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1

Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to Farmers’ Registration Statement on Form S-3 filed with the Commission on October 3, 2001 (File No. 333-70806), and by reference from Exhibit 3.1 to Farmers’ Current Report on Form 8-K filed with the commission on May 1, 2013.

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

10.2*	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 24, 2011).
10.3*	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).
10.4*

Farmers National Banc Corp. Form of 2012 Award Agreement under Long-Term Incentive Plan (incorporated by reference from Exhibit 10.6 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 13, 2013).

10.5*	Farmers National Banc Corp. Form of 2013 Award Agreement under Long-Term Incentive Plan (filed herewith)
10.6*	Nonemployee Director Compensation (filed herewith).
10.7*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).
10.8*	Farmers National Banc Corp. Executive Separation Policy (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013)
10.9*	Change in Control Agreement with Kevin J. Helmick (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013)
10.10*	Form of Change in Control Agreements for Executive Officers (incorporated by reference from Exhibit 10.3 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013)
21	Subsidiaries of Farmers (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney of Directors and Executive Officers (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer)(filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

*	Constitutes a management contract or compensatory plan or arrangement.

Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President and Treasurer, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.