Form 10-Q
period 2014-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2014-05-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, No Par Value	18,780,980 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$13,432	$12,957
Federal funds sold and other	15,901	14,556
TOTAL CASH AND CASH EQUIVALENTS	29,333	27,513
Securities available for sale	427,625	422,985
Loans held for sale	1,026	158
Loans	626,186	630,684
Less allowance for loan losses	7,387	7,568
NET LOANS	618,799	623,116
Premises and equipment, net	17,383	17,187
Goodwill	6,354	6,354
Other intangibles	3,797	3,989
Bank owned life insurance	16,017	15,908
Other assets	20,666	20,116
TOTAL ASSETS	$1,141,000	$1,137,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$156,084	$155,893
Interest-bearing	766,949	759,323
TOTAL DEPOSITS	923,033	915,216
Short-term borrowings	73,253	81,617
Long-term borrowings	19,562	19,822
Other liabilities	7,800	7,664
TOTAL LIABILITIES	1,023,648	1,024,319
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 19,031,059	105,934	105,905
Retained earnings	15,844	14,215
Accumulated other comprehensive income (loss)	(2,810)	(5,465)
Treasury stock, at cost; 250,079 shares in 2014 and 255,079 shares in 2013	(1,616)	(1,648)
TOTAL STOCKHOLDERS' EQUITY	117,352	113,007
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,141,000	$1,137,326

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
(Unaudited)	For the Three Months Ended
	March 31, 2014	March 31, 2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,484	$7,568
Taxable securities	1,871	1,908
Tax exempt securities	656	727
Dividends	47	53
Federal funds sold and other interest income	5	10
TOTAL INTEREST AND DIVIDEND INCOME	10,063	10,266
INTEREST EXPENSE
Deposits	1,061	1,187
Short-term borrowings	11	12
Long-term borrowings	135	99
TOTAL INTEREST EXPENSE	1,207	1,298
NET INTEREST INCOME	8,856	8,968
Provision for loan losses	330	255
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,526	8,713
NONINTEREST INCOME
Service charges on deposit accounts	590	491
Bank owned life insurance income	107	117
Trust fees	1,497	1,346
Insurance agency commissions	95	42
Security gains	0	14
Retirement plan consulting fees	364	0
Investment commissions	194	262
Net gains on sale of loans	65	114
Other operating income	521	489
TOTAL NONINTEREST INCOME	3,433	2,875
NONINTEREST EXPENSES
Salaries and employee benefits	5,022	5,205
Occupancy and equipment	1,153	1,026
State and local taxes	233	329
Professional fees	592	484
Advertising	203	180
FDIC insurance	184	177
Intangible amortization	192	98
Core processing charges	361	346
Other operating expenses	1,201	1,243
TOTAL NONINTEREST EXPENSES	9,141	9,088
INCOME BEFORE INCOME TAXES	2,818	2,500
INCOME TAXES	627	495
NET INCOME	$2,191	$2,005
EARNINGS PER SHARE - basic and diluted	$0.12	$0.11

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31, 2014	March 31, 2013
NET INCOME	$2,191	$2,005
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	4,087	(2,534)
Reclassification adjustment for (gains) losses realized in income	0	(14)
Net unrealized holding gains (losses)	4,087	(2,548)
Income tax effect	(1,432)	892
Unreralized holding gains (losses), net of reclassification and tax	2,655	(1,656)
TOTAL COMPREHENSIVE INCOME	$4,846	$349

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,191	$2,005
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	330	255
Depreciation and amortization	498	439
Net amortization of securities	330	660
Security gains	0	(14)
(Gain) Loss on sale of other real estate owned	0	9
Bank owned life insurance income	(107)	(117)
Origination of loans held for sale	(3,557)	(7,420)
Proceeds from loans held for sale	2,754	6,828
Net gains on sale of loans	(65)	(114)
Net change in other assets and liabilities	(2,046)	(787)
NET CASH FROM OPERATING ACTIVITIES	328	1,744
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	10,332	22,322
Proceeds from sales of securities available for sale	9	32
Purchases of securities available for sale	(11,022)	(5,759)
Loan originations and payments, net	3,967	(6,407)
Proceeds from sale of other real estate owned	17	19
Additions to premises and equipment	(472)	(30)
NET CASH FROM INVESTING ACTIVITIES	2,831	10,177
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	7,817	(3,154)
Net change in short-term borrowings	(8,364)	11,416
Repayment of long-term borrowings	(260)	(66)
Cash dividends paid	(564)	(564)
Net proceeds from issuance of treasury stock	32	0
NET CASH FROM FINANCING ACTIVITIES	(1,339)	7,632
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,820	19,553
Beginning cash and cash equivalents	27,513	37,759
Ending cash and cash equivalents	$29,333	$57,312
Supplemental cash flow information:
Interest paid	$1,209	$1,326
Income taxes paid	$0	$0
Supplemental noncash disclosures:
Transfer of loans to other real estate	$20	$103
Security purchases not settled	$202	$0

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Farmers National Insurance.  On July 1, 2013 the Company acquired National Associates, Inc. (“NAI”), a retirement plan consulting firm located in Cleveland, Ohio.  As a result of the acquisition the Company now provides retirement consulting services through NAI.    The consolidated financial statements include the accounts of the Company, the Bank and its subsidiary, along with the Trust and NAI. All significant intercompany balances and transactions have been eliminated in the consolidation.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

Segments:

The Company provides a broad range of financial services to individuals and companies in northeastern Ohio. Operations are managed and financial performance is primarily aggregated and reported in three lines of business, the Bank segment, the Trust segment and the Retirement Consulting segment.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement health plan, which are recognized as separate components of equity, net of tax effects. For the three month period ended March 31, 2014, there was no change in the funded status of the post-retirement health plan.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2014
U.S. Treasury and U.S. government sponsored entities	$49,229	$646	$(317)	$49,558
State and political subdivisions	95,823	1,803	(1,917)	95,709
Corporate bonds	1,642	1	(11)	1,632
Mortgage-backed securities - residential	230,785	1,713	(3,428)	229,070
Collateralized mortgage obligations	29,263	145	(1,443)	27,965
Small business administration	25,215	1	(1,721)	23,495
Equity securities	118	79	(1)	196
Totals	$432,075	$4,388	$(8,838)	$427,625

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2013
U.S. Treasury and U.S. government sponsored entities	$50,942	$755	$(387)	$51,310
State and political subdivisions	96,239	1,302	(2,807)	94,734
Corporate bonds	1,540	0	(15)	1,525
Mortgage-backed securities - residential	226,865	1,199	(5,084)	222,980
Collateralized mortgage obligations	30,227	162	(1,713)	28,676
Small business administration	25,592	1	(2,020)	23,573
Equity securities	117	70	0	187
Totals	$431,522	$3,489	$(12,026)	$422,985

Proceeds from the sale of portfolio securities were $9 thousand during the three month period ended March 31, 2014, with no gains or losses realized on these sales. Proceeds from the sales of equity securities were $32 thousand during the three month period ended March 31, 2013.  Gross gains of $14 thousand were realized on these sales during the three month period ended March 31, 2013.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2014
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$12,900	$13,033
One to five years	78,006	78,617
Five to ten years	44,660	44,493
Beyond ten years	11,128	10,756
Mortgage-backed, collateralized mortgage obligations and small business administration securities	285,263	280,530
Total	$431,957	$427,429

The following table summarizes the investment securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position.  Unrealized losses for equity securities rounded to less than $1 thousand in 2013.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2014
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$21,400	$(317)	$0	$0	$21,400	$(317)
State and political subdivisions	19,866	(669)	12,936	(1,248)	32,802	(1,917)
Corporate bonds	351	(1)	475	(10)	826	(11)
Mortgage-backed securities - residential	106,280	(2,453)	26,649	(975)	132,929	(3,428)
Collateralized mortgage obligations	5,208	(414)	15,610	(1,029)	20,818	(1,443)
Small business administration	2,018	(129)	21,391	(1,592)	23,409	(1,721)
Equity securities	19	(1)	0	0	19	(1)
Total	$155,142	$(3,984)	$77,061	$(4,854)	$232,203	$(8,838)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2013
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$20,776	$(387)	$0	$0	$20,776	$(387)
State and political subdivisions	34,851	(1,855)	7,492	(952)	42,343	(2,807)
Corporate bonds	1,052	(2)	473	(13)	1,525	(15)
Mortgage-backed securities - residential	141,024	(3,735)	27,026	(1,349)	168,050	(5,084)
Collateralized mortgage obligations	5,283	(450)	15,726	(1,263)	21,009	(1,713)
Small business administration	6,927	(491)	16,520	(1,529)	23,447	(2,020)
Equity securities	7	0	0	0	7	0
Total	$209,920	$(6,920)	$67,237	$(5,106)	$277,157	$(12,026)

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

As of March 31, 2014, the Company’s security portfolio consisted of 419 securities, 118 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and small business administration securities as discussed below.

Unrealized losses on debt securities issued by state and political subdivisions have not been recognized into income. Generally these securities have maintained their investment grade ratings and management does not have the intent and is not required to sell these securities before their anticipated recovery. The fair value is expected to recover as the securities approach their maturity date.

All of the Company’s holdings of collateralized mortgage obligations and residential mortgage-backed securities were issued by U.S. government-sponsored entities. Unrealized losses on these securities have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, the issues are guaranteed by the issuing entity and which the U.S. government has affirmed its commitment to support, and because the Company does not have the intent to sell these residential mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be OTTI.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2014	December 31, 2013
Commercial real estate
Owner occupied	$84,768	$86,286
Non-owner occupied	105,192	107,625
Other	30,329	24,381
Commercial	101,225	105,023
Residential real estate
1-4 family residential	143,309	144,225
Home equity lines of credit	25,381	26,448
Consumer
Indirect	121,446	121,446
Direct	9,809	10,237
Other	2,746	3,031
Subtotal	$624,205	$628,702
Net deferred loan (fees) costs	1,981	1,982
Allowance for loan losses	(7,387)	(7,568)
Net loans	$618,799	$623,116

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568
Provision for loan losses	22	(162)	(228)	518	180	330
Loans charged off	(57)	0	(70)	(709)	0	(836)
Recoveries	34	8	15	268	0	325
Total ending allowance balance	$2,751	$1,065	$1,681	$1,496	$394	$7,387

Three Months Ended March 31, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,392	$1,453	$1,569	$951	$264	$7,629
Provision for loan losses	(56)	1	35	250	25	255
Loans charged off	(81)	(80)	(102)	(400)	0	(663)
Recoveries	102	11	8	166	0	287
Total ending allowance balance	$3,357	$1,385	$1,510	$967	$289	$7,508

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

March 31, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$190	$14	$184	$0	$0	$388
Collectively evaluated for impairment	2,561	1,051	1,497	1,496	394	6,999
Total ending allowance balance	$2,751	$1,065	$1,681	$1,496	$394	$7,387

Loans:
Loans individually evaluated for impairment	$6,026	$2,265	$3,230	$220	$0	$11,741
Loans collectively evaluated for impairment	213,295	98,961	164,957	137,232	0	614,445
Total ending loans balance	$219,321	$101,226	$168,187	$137,452	$0	$626,186

December 31, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$166	$110	$202	$82	$0	$560
Collectively evaluated for impairment	2,586	1,109	1,762	1,337	214	7,008
Total ending allowance balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568

Loans:
Loans individually evaluated for impairment	$6,623	$2,430	$2,554	$363	$0	$11,970
Loans collectively evaluated for impairment	210,739	102,593	167,597	137,785	0	618,714
Total ending loans balance	$217,362	$105,023	$170,151	$138,148	$0	$630,684

The following tables present information related to impaired loans by class of loans as of March 31, 2014, December 31, 2013 and March 31, 2013:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
March 31, 2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,409	$2,041	$0	$2,575	$5
Non-owner occupied	511	410	0	391	0
Other	0	0	0	0	0
Commercial	1,110	911	0	931	5
Residential real estate
1-4 family residential	1,625	1,533	0	1,332	14
Home equity lines of credit	157	148	0	115	2
Consumer	307	220	0	239	0
Subtotal	6,119	5,263	0	5,583	26

With an allowance recorded:
Commercial real estate
Owner occupied	2,186	1,993	119	1,654	25
Non-owner occupied	1,586	1,582	71	1,586	20
Other	0	0	0	0	0
Commercial	1,356	1,354	14	1,391	1
Residential real estate
1-4 family residential	1,516	1,403	174	1,390	11
Home equity lines of credit	147	146	10	146	1
Consumer	0	0	0	0	0
Subtotal	6,791	6,478	388	6,167	58
Total	$12,910	$11,741	$388	$11,750	$84

	December 31, 2013			For three months ended March 31, 2013
(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
With no related allowance recorded:
Commercial real estate
Owner occupied	$4,302	$3,762	$0	$2,692
Non-owner occupied	491	389	0	453
Other	0	0	0	0
Commercial	1,007	971	0	1,384
Residential real estate
1-4 family residential	1,026	961	0	940
Home equity lines of credit	107	99	0	175
Consumer	111	112	0	0
Subtotal	7,044	6,294	0	5,644

With an allowance recorded:
Commercial real estate
Owner occupied	886	884	91	2,770
Non-owner occupied	1,593	1,588	75	2,029
Other	0	0	0	0
Commercial	1,462	1,459	110	496
Residential real estate
1-4 family residential	1,458	1,347	190	0
Home equity lines of credit	148	147	12	0
Consumer	247	251	82	0
Subtotal	5,794	5,676	560	5,295
Total	$12,838	$11,970	$560	$10,939

Cash basis interest recognized during the three month period ended March 31, 2014 was materially equal to interest income recognized. Interest income recognized and cash basis interest recognized during impairment for the three month period ended March 31, 2013 was immaterial.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$2,499	$0	$2,806	$0
Non-owner occupied	424	0	405	0
Other	0	0	0	0
Commercial	1,875	0	1,993	13
Residential real estate
1-4 family residential	2,588	490	2,584	526
Home equity lines of credit	275	0	280	0
Consumer
Indirect	179	96	308	94
Direct	41	3	55	3
Other	0	8	0	10
Total	$7,881	$597	$8,431	$646

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2014
Commercial real estate
Owner occupied	$0	$0	$2,499	$2,499	$81,896	$84,395
Non-owner occupied	0	0	424	424	104,306	104,730
Other	0	0	0	0	30,196	30,196
Commercial	0	0	1,875	1,875	99,351	101,226
Residential real estate
1-4 family residential	238	7	3,078	3,323	139,483	142,806
Home equity lines of credit	0	36	275	311	25,070	25,381
Consumer
Indirect	1,728	353	275	2,356	122,541	124,897
Direct	142	4	44	190	9,619	9,809
Other	6	9	8	23	2,723	2,746
Total	$2,114	$409	$8,478	$11,001	$615,185	$626,186

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Commercial real estate
Owner occupied	$48	$0	$2,806	$2,854	$83,065	$85,919
Non-owner occupied	0	0	405	405	106,762	107,167
Other	0	0	0	0	24,276	24,276
Commercial	14	0	2,006	2,020	103,003	105,023
Residential real estate
1-4 family residential	573	141	3,110	3,824	139,879	143,703
Home equity lines of credit	35	0	280	315	26,133	26,448
Consumer
Indirect	2,004	539	402	2,945	121,935	124,880
Direct	204	31	58	293	9,944	10,237
Other	63	6	10	79	2,952	3,031
Total	$2,941	$717	$9,077	$12,735	$617,949	$630,684

Troubled Debt Restructurings:

Total troubled debt restructurings were $8.2 million and $8.3 million at March 31, 2014 and December 31, 2013, respectively. The Company has allocated $361 thousand and $397 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively. There are no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at March 31, 2014. There were $16 thousand in commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at December 31, 2013.

During the three month periods ended March 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal payments; or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.865% and 2.75%. There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of 54 months to 120 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month periods ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	0	$0	$0
Non-owner occupied	1	35	35
Commercial	0	0	0
Residential real estate
1-4 family residential	9	393	394
Home equity lines of credit	2	52	52
Indirect	0	0	0
Consumer	0	0	0
Total	12	$480	$481

Three Months Ended March 31, 2013

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$226	$239
Commercial	4	486	519
Residential real estate
Home equity lines of credit	2	133	133
Total	8	$845	$891

There were no charge offs and a $26 thousand increase in the allowance for loan losses as a result of the allowance adjustment due to the troubled debt restructurings described above at March 31, 2014.

There were four indirect loans modified as troubled debt restructuring for which there were payment defaults within twelve months following the modification during the three month period ended March 31, 2014.  Two of the four loans were past due at March 31, 2014. There was one loan that was charged off during the three month period ended March 31, 2014. There was a $1 thousand provision to the allowance for losses associated with these loans. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships. For relationships over $750 thousand, management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt. Management also affirms the risk ratings for the loans and leases in their respective portfolios on an annual basis. The Company uses the following definitions for risk ratings:

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

As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
March 31, 2014
Commercial real estate
Owner occupied	$71,567	$6,981	$5,847	$0	$0	$84,395
Non-owner occupied	94,333	7,201	3,196	0	0	104,730
Other	29,860	0	336	0	0	30,196
Commercial	96,060	1,619	3,547	0	0	101,226
Total	$291,820	$15,801	$12,926	$0	$0	$320,547

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
December 31, 2013
Commercial real estate
Owner occupied	$72,398	$7,312	$6,209	$0	$0	$85,919
Non-owner occupied	96,065	7,877	3,225	0	0	107,167
Other	23,935	0	341	0	0	24,276
Commercial	99,022	2,313	3,688	0	0	105,023
Total	$291,420	$17,502	$13,463	$0	$0	$322,385

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of March 31, 2014 and December 31, 2013. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
March 31, 2014
Performing	$139,728	$25,106	$124,622	$9,765	$2,738
Nonperforming	3,078	275	275	44	8
Total	$142,806	$25,381	$124,897	$9,809	$2,746

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2013
Performing	$140,593	$26,168	$124,478	$10,179	$3,021
Nonperforming	3,110	280	402	58	10
Total	$143,703	$26,448	$124,880	$10,237	$3,031

Interest Rate Swaps:

The Company uses a program that utilizes interest-rate swaps as part of its asset/liability management strategy. The interest-rate swaps are used to help manage the Company’s interest rate risk position and not as derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.

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

Summary information about these interest-rate swaps at periods ended March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Notional amounts	$24,724	$25,195
Weighted average pay rate on interest-rate swaps	4.05%	4.28%
Weighted average receive rate on interest-rate swaps	2.66%	2.82%
Weighted average maturity (years)	5.8	6.3
Fair value of combined interest-rate swaps	$318	$275

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income. For the three month periods ended March 31, 2014 and 2013 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended March 31,
	2014	2013
Basic EPS
Net income	$2,191	$2,005
Weighted average shares outstanding	18,779,091	18,795,048
Basic earnings per share	$0.12	$0.11
Diluted EPS
Net income	$2,191	$2,005
Weighted average shares out-standing for basic earnings per share	18,779,091	18,795,048
Effect of Stock Options	0	0
Weighted average shares for diluted earnings per share	18,779,091	18,795,048
Diluted earnings per share	$0.12	$0.11

Stock options for 5,000 shares of common stock that were outstanding during the three month period ended March 31, 2013 were not considered in computing diluted earnings per share because they were antidilutive.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”). The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders. 46,957 share awards were granted under the Plan during February 2014. As of March 31, 2014, there was $318 thousand of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.75 years. No share awards were issued during the period ended March 31, 2013.

The following is the activity under the Plan during the three months ended March 31, 2014:

	Restricted Stock Units
March 31, 2014	Units	Weighted Average Grant Date Fair Value
Beginning balance	0	$0
Granted	46,957	7.39
Vested	0	0
Forfeited	0	0
Ending balance	46,957	$7.39

The Company’s Stock Option Plan, which was shareholder-approved and has since expired, permitted the grant of share options to its directors, officers and employees for up to 375 thousand shares of common stock. Option awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of 5 years and have 10-year contractual terms. During the period ended March 31, 2014 the last remaining 5,000 outstanding options were exercised and the Company satisfied these options with the reissuance of treasury shares.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the three month period ended March 31, 2014 was not material. No related income tax benefit was recorded.

Other Comprehensive Income (Loss):

The following table represents the detail of other comprehensive income (loss) for three month period ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$4,087	$(1,432)	$2,655
Reclassification adjustment for (gains) losses included in net income (1)	0	0	0
Net unrealized gains on available-for-sale securities	$4,087	$(1,432)	$2,655

	Three Months Ended March 31, 2013
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(2,534)	$887	$(1,647)
Reclassification adjustment for (gains) losses included in net income (1)	(14)	5	(9)
Net unrealized losses on available-for-sale securities	$(2,548)	$892	$(1,656)

(1)Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the period ended March 31, 2014 and for the year ended December 31, 2013, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2014 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$49,558	$0	$49,558	$0
State and political subdivisions	95,709	0	95,709	0
Corporate bonds	1,632	0	1,632	0
Mortgage-backed securities-residential	229,070	0	229,060	10
Collateralized mortgage obligations	27,965	0	27,965	0
Small business administration	23,495	0	23,495	0
Equity securities	196	196	0	0
Total investment securities	$427,625	$196	$427,419	$10
Yield maintenance provisions	$318	$0	$318	$0
Financial Liabilities
Interest rate swaps	$318	$0	$318	$0

	Fair Value Measurements at December 31, 2013 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$51,310	$0	$51,310	$0
State and political subdivisions	94,734	0	94,734	0
Corporate bonds	1,525	0	1,525	0
Mortgage-backed securities-residential	222,980	0	222,970	10
Collateralized mortgage obligations	28,676	0	28,676	0
Small business administration	23,573	0	23,573	0
Equity securities	187	187	0	0
Total investment securities	$422,985	$187	$422,788	$10
Yield maintenance provisions	$275	$0	$275	$0
Financial Liabilities
Interest rate swaps	$275	$0	$275	$0

There were no significant transfers between Level 1 and Level 2 during the three month period ended March 31, 2014 and 2013.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (level 3)
(In Thousands of Dollars)	Three Months ended March 31,
	2014	2013
Beginning Balance	$10	$11
Total unrealized gains or losses:
Included in other comprehensive income	0	0
Repayments	0	0
Transfers in and/or out of Level 3	0	0
Ending Balance	$10	$11

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$287	$0	$0	$287
Non-owner occupied	0	0	0	0
Other	0	0	0	0
Commercial	1,257	0	0	1,257
1–4 family residential	559	0	0	559
Home equity lines of credit	47	0	0	47
Consumer indirect	4	0	0	4
Consumer direct	0	0	0	0
Other real estate owned
1–4 family residential	33	0	0	33

	Fair Value Measurements at December 31, 2013 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$962	$0	$0	$962
Non-owner occupied	391	0	0	391
Other	0	0	0	0
Commercial	1,575	0	0	1,575
1–4 family residential	577	0	0	577
Home equity lines of credit	174	0	0	174
Consumer indirect	142	0	0	142
Consumer direct	22	0	0	22
Other real estate owned
1–4 family residential	33	0	0	33

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.3 million with a valuation allowance of $139 thousand at March 31, 2014, resulting in an additional provision for loan losses of $0 thousand for the three month period. At December 31, 2013, impaired loans had a principal balance of $4.2 million, with a valuation allowance of $363 thousand. Loans measured at fair value during the three months ended March 31, 2013 resulted in an additional provision for loan losses of $180 thousand. Excluded from the fair value of impaired loans, at March 31, 2014 and December 31, 2013, discussed above are $4.2 million and $3.0 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which are not carried at fair value.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at period ended March 31, 2014 and December 31, 2013:

March 31, 2014	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$194	Sales comparison	Adjustment for differences between comparable sales	-34.18% - 24.55% (8.73%)
	93	Income approach	Adjustment for differences in net operating income	-13.64% - 12.93% (-5.96%)
Commercial	1,257	Sales comparison	Adjustment for differences between comparable sales	-21.21% - 21.21% (6.70%)
Residential	606	Sales comparison	Adjustment for differences between comparable sales	-21.64% - 1.71% (-6.09%)
Consumer	4	Sales comparison	Adjustment for differences between comparable sales	-12% - 12% (-0%)
Other real estate owned	33	Sales comparison	Adjustment for differences between comparable sales	-30.69% - 26.07% (-14.29%)

December 31, 2013	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$1,237	Sales comparison	Adjustment for differences between comparable sales	-41.59% - 77.25% (-7.82%)
	116	Income approach	Adjustment for differences in net operating income	-13.64% - 12.93% (-5.96%)
Commercial	1,575	Sales comparison	Adjustment for differences between comparable sales	25.56% - 33.03% (17.42%)
Residential	751	Sales comparison	Adjustment for differences between comparable sales	-46.81% - 23.45% (-7.00%)
Consumer	164	Sales comparison	Adjustment for differences between comparable sales	29.00% - 29.00% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at March 31, 2014 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$29,333	$13,432	$15,901	$0	$29,333
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	1,026	0	1,045	0	1,045
Loans, net	618,799	0	0	619,447	619,447
Accrued interest receivable	3,766	0	2,101	1,665	3,766
Financial liabilities
Deposits	923,033	697,816	226,564	0	924,380
Short-term borrowings	73,253	0	73,253	0	73,253
Long-term borrowings	19,562	0	20,272	0	20,272
Accrued interest payable	445	2	443	0	445

		Fair Value Measurements at December 31, 2013 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,513	$12,957	$14,556	$0	$27,513
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	158	0	161	0	161
Loans, net	623,116	0	0	623,875	623,875
Accrued interest receivable	3,399	0	1,844	1,555	3,399
Financial liabilities
Deposits	915,216	688,470	228,116	0	916,586
Short-term borrowings	81,617	0	81,617	0	81,617
Long-term borrowings	19,822	0	20,526	0	20,526
Accrued interest payable	447	2	445	0	447

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

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest receivable and payable approximate fair value resulting in a Level 1, Level 2 or Level 3 classification. The classification is the result of the association with securities, loans and deposits.

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

Segment Information:

The reportable segments are determined by the products and services offered, primarily distinguished between banking, trust and retirement consulting operations. They are also distinguished by the level of information provided to the chief operating decision makers in the Company, who use such information to review performance of various components of the business, which are then aggregated. Loans, investments, and deposits provide the revenues in the banking operation. All operations are domestic.

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
March 31, 2014
Goodwill and other intangibles	$5,551	$0	$4,600	$0	$10,151
Total assets	$12,362	$1,123,126	$5,100	$412	$1,141,000

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2013
Goodwill and other intangibles	$5,639	$0	$4,704	$0	$10,343
Total assets	$11,572	$1,120,091	$5,090	$573	$1,137,326

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2014
Net interest income	$12	$8,848	$0	$(4)	$8,856
Provision for loan losses	0	330	0	0	330
Service fees, security gains and other noninterest income	1,517	1,538	443	(65)	3,433
Noninterest expense	1,187	7,263	417	274	9,141
Income before taxes	342	2,793	26	(343)	2,818
Income taxes	118	617	9	(117)	627
Net Income	$224	$2,176	$17	$(226)	$2,191

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2013
Net interest income	$12	$8,959	$0	$(3)	$8,968
Provision for loan losses	0	255	0	0	255
Service fees, security gains and other noninterest income	1,365	1,560	0	(50)	2,875
Noninterest expense	1,190	7,684	0	214	9,088
Income before taxes	187	2,580	0	(267)	2,500
Income taxes	65	521	0	(91)	495
Net Income	$122	$2,059	$0	$(176)	$2,005

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

NAI contributed $443 thousand of gross revenues to the Company with a resulting net income of $17 thousand during the three month period ended March 31, 2014.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2013.  The pro forma information includes adjustments for amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

(In Thousands of Dollars except per share results)	Three months ended March 31, 2013
Noninterest income	$3,459
Net income	$1,931
Basic and diluted earnings per share	$0.10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

Net income for the three months ended March 31, 2014 was $2.2 million, compared to $2.0 million for the same period last year.  On a per share basis, net income for the first quarter ended March 31, 2014 was $0.12 per diluted share, compared to $0.11 for the first quarter ended March 31, 2013 and $0.12 for the fourth quarter ended December 31, 2013.

Gross loans decreased $4.5 million since December 31, 2013. Most of the decrease occurred as a result of a large commercial loan payoff offset by overall moderate loan production.  Even with the decrease in loan balances during the first quarter of 2014, loans have increased 5.7% over the past twelve months, with increases experienced in each of the major loan categories.  The loan to deposits ratio slipped from 68.9% at December 31, 2013 to 67.8% at March 31, 2014 but improved from 65.2% at March 31, 2013, mainly as a result of growth in loans over the twelve month period.  The net loans to assets also decreased slightly from 54.8% at December 31, 2013 to 54.2% at the end of the first quarter of 2014 but did increase compared to quarter ended March 31, 2013 by 6.0%.  Net loans were $623.1 million at December 31, 2013 compared to $618.8 million at March 31, 2014. Non-performing loans to total loans remained at a safe level, currently at 1.4% compared to 1.4% at December 31, 2013.  Early stage delinquencies continue to decrease, down $1.1 million from $3.6 million at December 31, 2013 to $2.5 million at March 31, 2014.

Deposits increased $7.8 million, from $915.2 million at December 31, 2013 to $923.0 million at March 30, 2014, as customers continue to seek the safety and security of FDIC insured deposit accounts.  At March 31, 2014, core deposits – savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits – represented approximately 90% of total deposits.

Stockholders’ equity totaled $117.3 million, or 10.3% of total assets, at March 31, 2014, an increase of $4.3 million, or 9.9%, compared to $113.0 million at December 31, 2013.  Contributing to the increase is $2.7 million improvement in the mark to market adjustment in the securities available for sale portfolio due to decreases in long-term interest rates and a $1.6 million increase in retained net income.  Shareholders received a total of $0.12 per share in cash dividends paid in the past four quarters. Book value per share increased from $6.02 per share at December 31, 2013 to $6.25 per share at March 31, 2014.  The Company’s tangible book value per share also increased from $5.47 per share at December 31, 2013 to $5.71 per share at March 31, 2014.  The increases in book value and tangible book value per share were also the result of the mark to market adjustments in the securities available for sale portfolio and the increases to retained earnings from profit retention.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three months ended March 31, 2014 and 2013:

	At or for the Three Months Ended March 31,
(In Thousands, except Per Share Data)	2014	2013
Total Assets	$1,141,000	$1,143,099
Net Income	$2,191	$2,005
Basic and Diluted Earnings Per Share	$0.12	$0.11
Return on Average Assets (Annualized)	0.78%	0.72%
Return on Average Equity (Annualized)	7.65%	6.70%
Efficiency Ratio (tax equivalent basis)	69.87%	72.57%
Equity to Asset Ratio	10.28%	10.55%
Tangible Common Equity Ratio *	9.48%	10.08%
Dividends to Net Income	25.70%	28.13%
Net Loans to Assets	54.23%	51.18%
Loans to Deposits	67.84%	64.70%

*The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of March 31, 2014 and 2013, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

	March 31,	December 31,	March 31,
(In Thousands of Dollars)	2014	2013	2013
Reconciliation of Common Stockholders' Equity to Tangible Common Equity
Stockholders' Equity	$117,323	$113,007	$120,576
Less Goodwill and Other Intangibles	10,151	10,343	5,934
Tangible Common Equity	$107,172	$102,664	$114,642

	March 31,	December 31,	March 31,
(In Thousands of Dollars)	2014	2013	2013
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,141,000	$1,137,326	$1,143,099
Less Goodwill and Other Intangibles	10,151	10,343	5,934
Tangible Assets	$1,130,849	$1,126,983	$1,137,165

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$617,260	$7,604	5.00%	$576,627	$7,681	5.40%
Taxable securities (4)	342,682	1,871	2.21	360,971	1,908	2.14
Tax-exempt securities (4) (6)	85,334	998	4.74	81,706	1,107	5.49
Equity securities (2) (6)	4,282	47	4.45	4,360	53	4.93
Federal funds sold and other	10,653	5	0.19	18,427	10	0.22
TOTAL EARNING ASSETS	1,060,211	10,525	4.03	1,042,091	10,759	4.19
NONEARNING ASSETS
Cash and due from banks	19,901			20,485
Premises and equipment	17,502			18,331
Allowance for loan losses	(7,367)			(7,546)
Unrealized gains (losses) on securities	(5,689)			10,526
Other assets (3)	50,707			44,204
TOTAL ASSETS	$1,135,265			$1,128,091

INTEREST-BEARING LIABILITIES
Time deposits	$225,727	$927	1.67%	$232,907	$993	1.73%
Savings deposits	408,455	125	0.12	413,899	185	0.18
Demand deposits	126,746	9	0.03	125,147	9	0.03
Short term borrowings	68,787	11	0.06	81,256	12	0.06
Long term borrowings	26,828	135	2.04	18,557	99	2.16
TOTAL INTEREST-BEARING LIABILITIES	856,543	1,207	0.57	871,766	1,298	0.60

NONINTEREST-BEARING LIABILITIES
AND STOCKHOLDERS' EQUITY
Demand deposits	154,910			130,051
Other liabilities	7,674			4,940
Stockholders' equity	116,138			121,334
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$1,135,265			$1,128,091
Net interest income and interest rate spread		$9,318	3.46%		$9,461	3.59%
Net interest margin			3.56%			3.68%
(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $593 thousand and $526 thousand for 2014 and 2013, respectively, and is reduced by amortization of $522 thousand and $489 thousand for 2014 and 2013, respectively.

(6)

For 2014, adjustments of $120 thousand and $342 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2013, adjustments of $113 thousand and $380 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net Interest Income.  Net interest income was $8.9 million for the first quarter of 2014, compared to $9.0 million in the first quarter of 2013.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 12 basis points to 3.56% for the three months ended March 31, 2014, compared to 3.68% for the same period in the prior year.  The decrease in net interest margin was largely a result of existing interest-earning assets repricing at lower rates along with new assets being booked at lower interest rates.  In comparing the quarters ended March 31, 2014 and 2013, yields on earning assets decreased 16 basis points, while the cost of interest bearing liabilities decreased 3 basis points.

Noninterest Income.  Noninterest income was $3.4 million for the first quarter of 2014, increasing 19.4% from $2.9 million in the same quarter of 2013.  There were no security gains recognized in the first quarter of 2014 compared to $14 thousand in 2013.  Service charges on deposit accounts increased $99 thousand or 20.2%, and retirement plan consulting fees increased to $364 thousand compared to none in the first quarter of 2013, reflecting the income earned from NAI.  Insurance agency commissions increased from $42 thousand in the first quarter of 2013 to $95 thousand in the first quarter of 2014, and trust fees increased $151 thousand to $1.5 million in comparing the same time periods.

Noninterest Expense.  Noninterest expense totaled $9.1 million for the first quarter of 2014, which was $53 thousand more than the $9.1 million in the same quarter in 2013.  Most of this increase was the result of a $127 thousand increase in occupancy and equipment and a $94 thousand increase in intangible amortization, offset by a decrease in salaries and employee benefits of $183 thousand.  The increases were the result of the acquisition of NAI and the decrease in salaries and benefits was the result of cost saving initiatives put in place during the third quarter of 2013.

The Company’s tax equivalent efficiency ratio for the three month period ended March 31, 2014 was 69.9% compared to 72.6% for the same period in 2013. The positive change in the efficiency ratio was the result of the $558 thousand increase in noninterest income as explained in a previous paragraph and the $183 thousand decrease in salaries and employee benefits. Management has focused on increasing the levels of noninterest income and reducing the level of noninterest expenses.  One of the steps implemented in this process was the decision to close two retail branch locations during the fourth quarter of 2013.

Income Taxes. Income tax expense totaled $627 thousand for the quarter ended March 31, 2014 and $495 thousand for the quarter ended March 31, 2013. The increase in the current quarter tax expense can be attributed to the $318 thousand increase in income before taxes. The effective tax rate for the three month period ended March 31, 2014 was 22.2%, compared to 19.8% for the same period in 2013. The effective tax rate increase compared to the same period in 2013 was primarily due to the decrease in tax exempt municipal security income.

Other Comprehensive Income.  For the quarter ended March 31, 2014, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $2.7 million, compared to an unrealized loss of $1.7 million for the same period in 2013. The increase in fair value for the three month period ended March 31, 2014 compared to 2013 is the result of market interest rate fluctuations.

Financial Condition

Cash and cash equivalents. Cash and cash equivalents increased $1.8 million during the first three months of 2014. The Company expects these levels to remain steady over the next few months.

Securities. Securities available-for-sale increased by $4.6 million since December 31, 2013.  Securities were purchased in an effort to increase returns on available cash as outstanding loan balances were down, as discussed below.

Loans. Gross loans decreased $4.5 million since December 31, 2013. Most of the decrease occurred as a result of a large commercial loan payoff offset with overall moderate loan production. The decrease can be attributed to slower than expected economic growth and extreme weather during the period in the Mahoning Valley. The decrease in loan balances and the low interest rate environment caused a lower level of loan income for the three months of 2014 compared to the same period in 2013.  On a fully tax equivalent basis, loans contributed $7.6 million of total interest income for the three months ended March 31, 2014 compared to $7.7 million during the same period in 2013.

 Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below.

Asset Quality History

(In Thousands of Dollars)

	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Nonperforming loans	$8,494	$9,091	$9,124	$8,079	$7,368
Nonperforming loans as a % of total loans	1.36%	1.44%	1.49%	1.35%	1.24%
Loans delinquent 30-89 days	$2,473	$3,600	$2,348	$2,497	$3,536
Loans delinquent 30-89 days as a % of total loans	0.39%	0.57%	0.38%	0.42%	0.60%
Allowance for loan losses	$7,387	$7,568	$7,369	$7,590	$7,508
Allowance for loan losses as a % of loans	1.18%	1.20%	1.21%	1.27%	1.27%
Allowance for loan losses as a % of nonperforming loans	86.97%	83.25%	80.77%	93.95%	101.90%
Annualized net charge-offs to average net loans outstanding	0.34%	0.22%	0.38%	0.06%	0.26%
Non-performing assets	$8,668	$9,262	$9,332	$8,374	$7,778
Non-performing assets as a % of total assets	0.76%	0.81%	0.81%	0.75%	0.68%
Net charge-offs for the quarter	$511	$326	$561	$89	$376

For the three months ended March 31, 2014, management recorded a $330 thousand provision for loan losses, compared to providing $255 thousand over the same three month period in the prior year. The slightly larger provision recorded for the three month period ended March 31, 2014 was primarily a result of a 15.3% increase in non-performing loans, mainly in the consumer loan portfolio, over the three month period ended March 31, 2013. Both the commercial and residential real estate portfolios saw a reduction in their allocation of the provision for loan losses due to improved asset quality metrics and improved historical loss factors.  Conversely, the consumer loan portfolio had an increase in the provision for loan losses allocated to its portfolio as a result of the current economic conditions in the used car markets.  Management increased the qualitative portion to reflect expected future losses in this portfolio.  Net charge-offs were $511 thousand and exceeded the provision by $181 thousand during the three month period ended March 31, 2014.  The growth in total loans outpaced the provision for the three month period ended March 31, 2014 as compared to the same period in 2013. As a result, the ratio of allowance for loan losses to gross loans declined from 1.3% at March 31, 2013 to 1.2% at March 31, 2014.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at March 31, 2014 is adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased $7.8 million, or 0.9% from $915.2 million at December 31, 2013 to $923.0 million at March 31, 2014, as customers continue to seek the safety and security of FDIC insured deposit accounts.  Interest bearing demand deposits and savings deposits increased $7.0 million during this first quarter period, making up most of the total deposits increase. The Company’s strategy is to maintain deposit balances while pricing deposit rates to remain competitive within the market. At March 31, 2014, core deposits – savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits - represented approximately 90% of total deposits.

Borrowings. Total borrowings decreased $8.6 million, or 8.5%, since December 31, 2013. The decrease in borrowings is the result of a $6.0 million federal funds purchased balance at December 31, 2013 compared to no balance at March 31, 2014. Securities sold under repurchase agreements also decreased from $75.3 million at December 31, 2013 to $72.9 million at March 31, 2014 as public entities moved funds between securities sold under repurchase agreements and money market accounts in an effort to maximize interest rate returns.

Capital Resources. Total stockholders’ equity increased to $117.3 million, or 10.3% of total assets, at March 31, 2014, an increase of $4.3 million, or 9.9%, compared to $113.0 million at December 31, 2013.  Contributing to the increase is $2.7 million improvement in the mark to market adjustment in the securities available for sale portfolio due to decreases in long-term interest rates during the period and a $1.6 million increase in retained net income.  Shareholders received $0.03 per share in cash dividends paid in the past quarter. Book value per share increased from $6.02 per share at December 31, 2013 to $6.25 per share at March 31, 2014.  The Company’s tangible book value per share also increased from $5.47 per share at December 31, 2013 to $5.71 per share at March 31, 2014.  The increases in book value and tangible book value per share were also the result of the mark to market adjustments in the securities available for sale portfolio and the increases to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of March 31, 2014 the Company’s total risk-based capital ratio stood at 16.51%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.47% and 9.73%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2014.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2013 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Securities), Note 3 (Loans), and the sections captioned “Investment Securities” and “Loan Portfolio.”

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s trust and NAI subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of the Trust and NAI, is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At March 31, 2014, these lines of credit totaled $24.5 million and the Bank had not borrowed against these lines. In addition, the Company has a $1.5 million revolving line of credit with a correspondent bank. The outstanding balance at March 31, 2014 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of March 31, 2014, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $19.6 million with additional borrowing capacity of approximately $85.5 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2014, net cash provided by investing activities amounted to $2.8 million, compared to $10.2 million provided in the same period in 2013.  Net purchases and repayments of securities amounted to $690 thousand used during the first three months of 2014 compared to $16.6 million provided during the same period in 2013.  There was $4.0 million provided by loan originations and payments during the first quarter of 2014, compared to $6.4 million in net cash used by loan originations and payments during the same period in 2013. The cash provided by lending activities during this year’s first three month period can be attributed to the moderate activity in the consumer real estate and commercial loan portfolios.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used in financing activities amounted to $1.3 million for the first three months of 2014, compared to $7.6 million provided by financing activities for the same period in 2013. This change can be attributed to the change in deposits and net change in short-term borrowings. Deposits provided $7.8 million during the first three months of 2014 and used $3.2 million during the first three months of 2013.  This increase in funds provided by deposits was offset by the net decrease in short-term borrowings.  During the three month period ended March 31, 2014 cash used by short-term borrowings was $8.4 million compared to $11.4 million provided during the same three month period in 2013.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $137.0 million at March 31, 2014 and December 31, 2013.  Additionally, the Company has committed up to a $3 million subscription in a Small Business Investment Company fund (SBIC).  At March 31, 2014 the Company had invested $694 thousand in this fund.

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

—

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

—	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.
—	Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%.
—	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4% to 6%.
—	Retains the minimum total capital to risk-weighted assets ratio requirement of 8%.
—	Establishes a minimum leverage ratio requirement of 4%.
—	Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures.
—

Permits banking organizations that are not subject to the advanced approaches rule, such as the Company and the Bank, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

—

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

—	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.
—	Expands the recognition of collateral and guarantors in determining risk-weighted assets.
—	Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

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

Changes In Interest Rate (basis points)	March 31, 2014 Result	December 31, 2013 Result	ALCO Guidelines
Net Interest Income Change
+300	-0.8%	-3.3%	15%
+200	-0.2%	-1.9%	10%
+100	0.2%	-0.8%	5%
-100	-3.1%	-2.8%	5%
Net Present Value Of Equity Change
+300	-4.3%	-8.7%	20%
+200	-0.7%	-3.8%	15%
+100	1.2%	-0.5%	10%
-100	-12.5%	-11.2%	10%

The results of the simulation indicate that in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using March 31, 2014 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points. This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. No shares were purchased during the three months ended March 31, 2014.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

3.1

Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on October 3, 2001 (File No. 333-70806)).

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

10.1

Separation Agreement by and between Farmers National Banc Corp. and John S. Gulas (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 8, 2014

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 8, 2014

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer