Form 10-Q
period 2014-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2014-08-07
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, No Par Value	18,780,980 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$14,715	$12,957
Federal funds sold and other	13,355	14,556
TOTAL CASH AND CASH EQUIVALENTS	28,070	27,513
Securities available for sale	409,285	422,985
Loans held for sale	275	158
Loans	637,774	630,684
Less allowance for loan losses	7,356	7,568
NET LOANS	630,418	623,116
Premises and equipment, net	17,410	17,187
Goodwill	6,354	6,354
Other intangibles	3,606	3,989
Bank owned life insurance	16,135	15,908
Other assets	21,733	20,116
TOTAL ASSETS	$1,133,286	$1,137,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$159,626	$155,893
Interest-bearing	747,817	759,323
TOTAL DEPOSITS	907,443	915,216
Short-term borrowings	74,492	81,617
Long-term borrowings	19,315	19,822
Other liabilities	11,016	7,664
TOTAL LIABILITIES	1,012,266	1,024,319
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 19,031,059	105,963	105,905
Retained earnings	17,630	14,215
Accumulated other comprehensive income (loss)	(957)	(5,465)
Treasury stock, at cost; 250,079 shares in 2014 and 255,079 shares in 2013	(1,616)	(1,648)
TOTAL STOCKHOLDERS' EQUITY	121,020	113,007
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,133,286	$1,137,326

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
(Unaudited)	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,589	$7,739	$15,073	$15,307
Taxable securities	1,838	1,734	3,709	3,642
Tax exempt securities	639	744	1,295	1,471
Dividends	48	48	95	101
Federal funds sold and other interest income	4	8	9	18
TOTAL INTEREST AND DIVIDEND INCOME	10,118	10,273	20,181	20,539
INTEREST EXPENSE
Deposits	1,022	1,127	2,083	2,314
Short-term borrowings	13	13	24	25
Long-term borrowings	131	94	266	193
TOTAL INTEREST EXPENSE	1,166	1,234	2,373	2,532
NET INTEREST INCOME	8,952	9,039	17,808	18,007
Provision for loan losses	300	170	630	425
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,652	8,869	17,178	17,582
NONINTEREST INCOME
Service charges on deposit accounts	614	524	1,204	1,015
Bank owned life insurance income	120	116	227	233
Trust fees	1,552	1,391	3,049	2,737
Insurance agency commissions	75	41	170	83
Security gains	84	242	84	256
Retirement plan consulting fees	272	0	636	0
Investment commissions	243	251	437	513
Net gains on sale of loans	71	188	136	302
Other operating income	766	472	1,287	961
TOTAL NONINTEREST INCOME	3,797	3,225	7,230	6,100
NONINTEREST EXPENSES
Salaries and employee benefits	5,096	5,400	10,118	10,605
Occupancy and equipment	1,097	1,088	2,250	2,114
State and local taxes	230	328	463	657
Professional fees	574	509	1,166	949
Merger related cost	0	217	0	261
Advertising	274	233	477	413
FDIC insurance	187	180	371	357
Intangible amortization	191	98	383	196
Core processing charges	389	336	750	682
Other operating expenses	1,340	1,433	2,541	2,676
TOTAL NONINTEREST EXPENSES	9,378	9,822	18,519	18,910
INCOME BEFORE INCOME TAXES	3,071	2,272	5,889	4,772
INCOME TAXES	720	404	1,347	899
NET INCOME	$2,351	$1,868	$4,542	$3,873
EARNINGS PER SHARE - basic and diluted	$0.13	$0.10	$0.24	$0.21

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)		(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
NET INCOME	$2,351	$1,868	$4,542	$3,873
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	2,934	(8,924)	7,021	(11,458)
Reclassification adjustment for (gains) losses realized in income	(84)	(242)	(84)	(256)
Net unrealized holding gains (losses)	2,850	(9,166)	6,937	(11,714)
Income tax effect	(997)	3,208	(2,429)	4,100
Other comprehensive income (loss), net of tax	1,853	(5,958)	4,508	(7,614)
TOTAL COMPREHENSIVE INCOME (LOSS)	$4,204	$(4,090)	$9,050	$(3,741)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,542	$3,873
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	630	425
Depreciation and amortization	1,003	879
Net amortization of securities	719	1,402
Security gains	(84)	(256)
Loss on sale of other real estate owned	2	16
Bank owned life insurance income	(227)	(233)
Origination of loans held for sale	(6,989)	(17,384)
Proceeds from loans held for sale	7,008	16,698
Net gains on sale of loans	(136)	(302)
Net change in other assets and liabilities	(512)	(4,323)
NET CASH FROM OPERATING ACTIVITIES	5,956	795
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	25,313	42,920
Proceeds from sales of securities available for sale	33,254	904
Purchases of securities available for sale	(38,564)	(36,431)
Loan originations and payments, net	(8,150)	(10,813)
Proceeds from sale of other real estate owned	35	127
Additions to premises and equipment	(787)	(96)
NET CASH FROM INVESTING ACTIVITIES	11,101	(3,389)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(7,773)	(17,123)
Net change in short-term borrowings	(7,125)	11,482
Repayment of long-term borrowings	(507)	(202)
Cash dividends paid	(1,127)	(1,129)
Net proceeds from issuance of treasury stock	32	0
Acquisition of treasury shares	0	(1,606)
NET CASH FROM FINANCING ACTIVITIES	(16,500)	(8,578)
NET CHANGE IN CASH AND CASH EQUIVALENTS	557	(11,172)
Beginning cash and cash equivalents	27,513	37,759
Ending cash and cash equivalents	$28,070	$26,587
Supplemental cash flow information:
Interest paid	$2,391	$2,566
Income taxes paid	$875	$790
Supplemental noncash disclosures:
Transfer of loans to other real estate	$218	$103

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Farmers National Insurance (“Insurance”).  In addition to the Insurance subsidiary, the Bank has created Farmers of Canfield Investment Co. (“Investments”), a new subsidiary with the primary purpose of investing in municipal securities. On July 1, 2013 the Company acquired National Associates, Inc. (“NAI”), a retirement plan consulting firm located in Cleveland, Ohio.  As a result of the acquisition the Company now provides retirement consulting services through NAI.    The consolidated financial statements include the accounts of the Company, the Bank and its subsidiary, along with the Trust and NAI. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement health plan, which are recognized as separate components of equity, net of tax effects. For the three and six month periods ended June 30, 2014, there was no change in the funded status of the post-retirement health plan.

Newly Issued but Not Yet Effective Accounting Standards:

In May 2014, FASB issued Accounting Standards Update 2014-04, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s financial statements.

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in ASU 2014-04 to Topic 310, “Receivables - Troubled Debt Restructurings by Creditors,” is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at  June 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2014
U.S. Treasury and U.S. government sponsored entities	$27,678	$582	$(167)	$28,093
State and political subdivisions	88,247	1,931	(1,289)	88,889
Corporate bonds	1,842	5	(7)	1,840
Mortgage-backed securities - residential	240,359	2,008	(2,294)	240,073
Collateralized mortgage obligations	28,205	162	(1,293)	27,074
Small business administration	24,436	1	(1,325)	23,112
Equity securities	118	86	0	204
Totals	$410,885	$4,775	$(6,375)	$409,285

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2013
U.S. Treasury and U.S. government sponsored entities	$50,942	$755	$(387)	$51,310
State and political subdivisions	96,239	1,302	(2,807)	94,734
Corporate bonds	1,540	0	(15)	1,525
Mortgage-backed securities - residential	226,865	1,199	(5,084)	222,980
Collateralized mortgage obligations	30,227	162	(1,713)	28,676
Small business administration	25,592	1	(2,020)	23,573
Equity securities	117	70	0	187
Totals	$431,522	$3,489	$(12,026)	$422,985

Proceeds from the sale of portfolio securities were $33.3 million during the three and six month period ended June 30, 2014. Gross gains of $333 thousand along with gross losses of $249 thousand were realized on these sales during the three and six month periods ended June 30, 2014. Proceeds from the sales of equity securities were $872 thousand and $904 thousand during the three and six month period ended June 30, 2013.  Gross gains of $242 thousand and $256 thousand were realized on these sales during the three and six month period ended June 30, 2013.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2014
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$9,241	$9,379
One to five years	56,737	57,497
Five to ten years	41,471	41,795
Beyond ten years	10,318	10,151
Mortgage-backed, collateralized mortgage obligations and small business administration securities
	293,000	290,259
Total	$410,767	$409,081

The following table summarizes the investment securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position.  Unrealized losses for equity securities rounded to less than $1 thousand in 2014 and 2013.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2014
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$0	$0	$10,812	$(167)	$10,812	$(167)
State and political subdivisions	1,338	(9)	25,348	(1,280)	26,686	(1,289)
Corporate bonds	199	(1)	479	(6)	678	(7)
Mortgage-backed securities - residential	54,702	(255)	72,225	(2,039)	126,927	(2,294)
Collateralized mortgage obligations	0	0	20,394	(1,293)	20,394	(1,293)
Small business administration	0	0	23,003	(1,325)	23,003	(1,325)
Equity securities	10	0	0	0	10	0
Total	$56,249	$(265)	$152,261	$(6,110)	$208,510	$(6,375)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2013
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$20,776	$(387)	$0	$0	$20,776	$(387)
State and political subdivisions	34,851	(1,855)	7,492	(952)	42,343	(2,807)
Corporate bonds	1,052	(2)	473	(13)	1,525	(15)
Mortgage-backed securities - residential	141,024	(3,735)	27,026	(1,349)	168,050	(5,084)
Collateralized mortgage obligations	5,283	(450)	15,726	(1,263)	21,009	(1,713)
Small business administration	6,927	(491)	16,520	(1,529)	23,447	(2,020)
Equity securities	7	0	0	0	7	0
Total	$209,920	$(6,920)	$67,237	$(5,106)	$277,157	$(12,026)

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

As of June 30, 2014, the Company’s security portfolio consisted of 393 securities, 92 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and small business administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2014	December 31, 2013
Commercial real estate
Owner occupied	$79,938	$86,286
Non-owner occupied	117,127	107,625
Other	22,866	24,381
Commercial	110,539	105,023
Residential real estate
1-4 family residential	145,894	144,225
Home equity lines of credit	26,748	26,448
Consumer
Indirect	120,402	121,446
Direct	9,258	10,237
Other	3,034	3,031
Subtotal	$635,806	$628,702
Net deferred loan costs	1,968	1,982
Allowance for loan losses	(7,356)	(7,568)
Net loans	$630,418	$623,116

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,751	$1,065	$1,681	$1,496	$394	$7,387
Provision for loan losses	(36)	25	305	144	(138)	300
Loans charged off	(33)	(19)	(210)	(388)	0	(650)
Recoveries	40	5	8	266	0	319
Total ending allowance balance	$2,722	$1,076	$1,784	$1,518	$256	$7,356

Six Months Ended June 30, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568
Provision for loan losses	(14)	(137)	77	662	42	630
Loans charged off	(90)	(19)	(280)	(1,097)	0	(1,486)
Recoveries	74	13	23	534	0	644
Total ending allowance balance	$2,722	$1,076	$1,784	$1,518	$256	$7,356

Three Months Ended June 30, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,357	$1,385	$1,510	$967	$289	$7,508
Provision for loan losses	(337)	(74)	302	390	(111)	170
Loans charged off	0	0	(66)	(390)	0	(456)
Recoveries	30	120	5	213	0	368
Total ending allowance balance	$3,050	$1,431	$1,751	$1,180	$178	$7,590

Six Months Ended June 30, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,392	$1,453	$1,569	$951	$264	$7,629
Provision for loan losses	(393)	(73)	337	640	(86)	425
Loans charged off	(81)	(80)	(168)	(790)	0	(1,119)
Recoveries	132	131	13	379	0	655
Total ending allowance balance	$3,050	$1,431	$1,751	$1,180	$178	$7,590

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

June 30, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$370	$7	$94	$0	$0	$471
Collectively evaluated for impairment	2,352	1,069	1,690	1,518	256	6,885
Total ending allowance balance	$2,722	$1,076	$1,784	$1,518	$256	$7,356

Loans:
Loans individually evaluated for impairment	$5,965	$2,135	$3,687	$155	$0	$11,942
Loans collectively evaluated for impairment	213,331	108,028	168,460	136,013	0	625,832
Total ending loans balance	$219,296	$110,163	$172,147	$136,168	$0	$637,774

December 31, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$166	$110	$202	$82	$0	$560
Collectively evaluated for impairment	2,586	1,109	1,762	1,337	214	7,008
Total ending allowance balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568

Loans:
Loans individually evaluated for impairment	$6,623	$2,430	$2,554	$363	$0	$11,970
Loans collectively evaluated for impairment	210,739	102,593	167,597	137,785	0	618,714
Total ending loans balance	$217,362	$105,023	$170,151	$138,148	$0	$630,684

The following tables present information related to impaired loans by class of loans as of June 30, 2014 and December 31, 2013:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,728	$1,596	$0
Non-owner occupied	405	404	0
Commercial	2,083	2,045	0
Residential real estate
1-4 family residential	2,186	2,011	0
Home equity lines of credit	437	423	0
Consumer	218	155	0
Subtotal	7,057	6,634	0

With an allowance recorded:
Commercial real estate
Owner occupied	2,399	2,395	292
Non-owner occupied	1,574	1,570	78
Commercial	90	90	7
Residential real estate
1-4 family residential	1,205	1,162	91
Home equity lines of credit	91	91	3
Subtotal	5,359	5,308	471
Total	$12,416	$11,942	$471

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2013
With no related allowance recorded:
Commercial real estate
Owner occupied	$4,302	$3,762	$0
Non-owner occupied	491	389	0
Commercial	1,007	971	0
Residential real estate
1-4 family residential	1,026	961	0
Home equity lines of credit	107	99	0
Consumer	111	112	0
Subtotal	7,044	6,294	0

With an allowance recorded:
Commercial real estate
Owner occupied	886	884	91
Non-owner occupied	1,593	1,588	75
Commercial	1,462	1,459	110
Residential real estate
1-4 family residential	1,458	1,347	190
Home equity lines of credit	148	147	12
Consumer	247	251	82
Subtotal	5,794	5,676	560
Total	$12,838	$11,970	$560

The following table presents the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and six month periods ended June 30, 2014 and 2013:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended June 30,		For Three Months Ended June 30,
(In Thousands of Dollars)	2014	2013	2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,614	$2,350	$6
Non-owner occupied	405	489	9
Commercial	2,072	1,472	4
Residential real estate
1-4 family residential	1,659	982	14
Home equity lines of credit	329	186	2
Consumer	178	0	0
Subtotal	6,257	5,479	35

With an allowance recorded:
Commercial real estate
Owner occupied	2,225	2,876	25
Non-owner occupied	1,580	1,806	20
Commercial	91	135	1
Residential real estate
1-4 family residential	1,380	0	11
Home equity lines of credit	126	0	1
Subtotal	5,402	4,817	58
Total	$11,659	$10,296	$93

	Average Recorded Investment		Interest Income Recognized
	For Six Months Ended June 30,		For Six Months Ended June 30,
(In Thousands of Dollars)	2014	2013	2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,095	$2,521	$11
Non-owner occupied	398	471	9
Commercial	1,502	1,428	9
Residential real estate
1-4 family residential	1,495	961	28
Home equity lines of credit	222	180	4
Consumer	209	0	0
Subtotal	5,921	5,561	61

With an allowance recorded:
Commercial real estate
Owner occupied	1,939	2,823	50
Non-owner occupied	1,583	1,918	40
Commercial	741	316	2
Residential real estate
1-4 family residential	1,385	0	22
Home equity lines of credit	136	0	2
Subtotal	5,784	5,057	116
Total	$11,705	$10,618	$177

Cash basis interest recognized during the three and six month periods ended June 30, 2014 was materially equal to interest income recognized. Interest income recognized and cash basis interest recognized during impairment for the three and six month periods ended June 30, 2013 was immaterial.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$2,461	$0	$2,806	$0
Non-owner occupied	46	0	405	0
Commercial	1,792	0	1,993	13
Residential real estate
1-4 family residential	2,917	101	2,584	526
Home equity lines of credit	386	89	280	0
Consumer
Indirect	153	135	308	94
Direct	45	0	55	3
Other	0	2	0	10
Total	$7,800	$327	$8,431	$646

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2014
Commercial real estate
Owner occupied	$45	$13	$2,461	$2,519	$77,217	$79,736
Non-owner occupied	0	0	46	46	116,739	116,785
Other	0	0	0	0	22,775	22,775
Commercial	52	0	1,792	1,844	108,319	110,163
Residential real estate
1-4 family residential	932	194	3,018	4,144	141,256	145,400
Home equity lines of credit	31	0	475	506	26,241	26,747
Consumer
Indirect	1,685	423	288	2,396	121,479	123,875
Direct	96	6	45	147	9,111	9,258
Other	24	3	2	29	3,006	3,035
Total	$2,865	$639	$8,127	$11,631	$626,143	$637,774

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Commercial real estate
Owner occupied	$48	$0	$2,806	$2,854	$83,065	$85,919
Non-owner occupied	0	0	405	405	106,762	107,167
Other	0	0	0	0	24,276	24,276
Commercial	14	0	2,006	2,020	103,003	105,023
Residential real estate
1-4 family residential	573	141	3,110	3,824	139,879	143,703
Home equity lines of credit	35	0	280	315	26,133	26,448
Consumer
Indirect	2,004	539	402	2,945	121,935	124,880
Direct	204	31	58	293	9,944	10,237
Other	63	6	10	79	2,952	3,031
Total	$2,941	$717	$9,077	$12,735	$617,949	$630,684

Troubled Debt Restructurings:

Total troubled debt restructurings were $8.6 million and $8.3 million at June 30, 2014 and December 31, 2013, respectively. The Company has allocated $274 thousand and $397 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively. There are no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at June 30, 2014. There were $16 thousand in commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at December 31, 2013.

During the three and six month periods ended June 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal payments; or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.4% and 1.7%. There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of 27 months to 61 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2014 and 2013:

		Pre-Modification	Post-Modification
Three Months Ended June 30, 2014	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Non-owner occupied	1	$373	$373
Residential real estate
1-4 family residential	5	389	405
Home equity lines of credit	1	36	36
Total	7	$798	$814

		Pre-Modification	Post-Modification
Six Months Ended June 30, 2014	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Non-owner occupied	2	$408	$408
Residential real estate
1-4 family residential	14	782	799
Home equity lines of credit	3	88	88
Total	19	$1,278	$1,295

		Pre-Modification	Post-Modification
Three Months Ended June 30, 2013	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Commercial	1	$163	$163
Residential real estate
1-4 family residential	1	8	8
Home equity lines of credit	2	25	25
Total	4	$196	$196

		Pre-Modification	Post-Modification
Six Months Ended June 30, 2013	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$226	$239
Commercial	5	649	682
Residential real estate
1-4 family residential	1	8	8
Home equity lines of credit	4	158	158
Total	12	$1,041	$1,087

There were $32 thousands in charge offs resulting in an $11 thousand increase to the provision for loan losses during the three and six month periods ended June 30, 2014, as a result of troubled debt restructurings.

There were no charge offs or increases to the provision for loan losses during the three month period ended June 30, 2013, as a result of troubled debt restructurings.  During the six month period ended June 30, 2013, there were $16 thousand in charge offs and a $3 thousand increase to the provision for loan losses as a result of the allowance adjustment due to the troubled debt restructurings described above.

There were five indirect loans and three residential real estate loans modified as troubled debt restructuring for which there were payment defaults within twelve months following the modification during the three and six month period ended June 30, 2014.  Five of the eight loans were past due at June 30, 2014. There were two loans that were charged off during the three and six month period ended June 30, 2014. There was an $11 thousand decrease in the provision for losses associated with these loans for the three and six month periods ended June 30, 2014.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were no payment defaults on loans modified as troubled debt restructuring within twelve months following the modification during the three and six month periods ended June 30, 2013.

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

As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
June 30, 2014
Commercial real estate
Owner occupied	$67,606	$6,890	$5,240	$0	$0	$79,736
Non-owner occupied	106,879	7,126	2,780	0	0	116,785
Other	22,444	0	331	0	0	22,775
Commercial	104,863	1,867	3,433	0	0	110,163
Total	$301,792	$15,883	$11,784	$0	$0	$329,459

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
December 31, 2013
Commercial real estate
Owner occupied	$72,398	$7,312	$6,209	$0	$0	$85,919
Non-owner occupied	96,065	7,877	3,225	0	0	107,167
Other	23,935	0	341	0	0	24,276
Commercial	99,022	2,313	3,688	0	0	105,023
Total	$291,420	$17,502	$13,463	$0	$0	$322,385

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2014 and December 31, 2013. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
June 30, 2014
Performing	$142,382	$26,272	$123,587	$9,213	$3,033
Nonperforming	3,018	475	288	45	2
Total	$145,400	$26,747	$123,875	$9,258	$3,035

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2013
Performing	$140,593	$26,168	$124,478	$10,179	$3,021
Nonperforming	3,110	280	402	58	10
Total	$143,703	$26,448	$124,880	$10,237	$3,031

.

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

The objective of the interest-rate swaps is to protect the related fixed rate commercial real estate loans from changes in fair value due to changes in interest rates. The Company has a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision, which will be invoked in the event of prepayment of the loan, and is expected to exactly offset the fair value of unwinding the swap. The yield maintenance provision represents an embedded derivative which is bifurcated from the host loan contract and, as such, the swaps and embedded derivatives are not designated as hedges. Accordingly, both instruments are carried at fair value and changes in fair value are reported in current period earnings.

Summary information about these interest-rate swaps at periods ended June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
Notional amounts	$25,238	$25,195
Weighted average pay rate on interest-rate swaps	4.05%	4.28%
Weighted average receive rate on interest-rate swaps	2.67%	2.82%
Weighted average maturity (years)	5.4	6.3
Fair value of combined interest-rate swaps	$365	$275

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income. For the three and six month periods ended June 30, 2014 and 2013 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic EPS
Net income	$2,351	$1,868	$4,542	$3,873
Weighted average shares outstanding	18,780,980	18,747,138	18,780,041	18,770,961
Basic earnings per share	$0.13	$0.10	$0.24	$0.21
Diluted EPS
Net income	$2,351	$1,868	$4,542	$3,873
Weighted average shares out-standing for basic earnings per share	18,780,980	18,747,138	18,780,041	18,770,961
Effect of stock options	0	0	0	0
Weighted average shares for diluted earnings per share	18,780,980	18,747,138	18,780,041	18,770,961
Diluted earnings per share	$0.13	$0.10	$0.24	$0.21

There were no outstanding stock options for the three and six month periods ended June 30, 2014.  Stock options for 5,000 shares of common stock that were outstanding during the three and six month periods ended June 30, 2013 were not considered in computing diluted earnings per share because they were antidilutive. The dilutive impact of the restricted stock units was not material to EPS.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”). The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders. 46,957 share awards were granted under the Plan during February 2014. Expense recognized for the Plan was $29 thousand and $59 thousand for the three and six month periods ended June 30, 2014.  As of June 30, 2014, there was $289 thousand of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.50 years. There were no shares awarded or expense recognized during the three and six month periods ended June 30, 2013.

The following is the activity under the Plan during the six months ended June 30, 2014:

	Restricted Stock Units
June 30, 2014	Units	Weighted Average Grant Date Fair Value
Beginning balance	0	$0
Granted	46,957	7.39
Vested	0	0
Forfeited	0	0
Ending balance	46,957	$7.39

The Company’s Stock Option Plan, which was shareholder-approved and has since expired, permitted the grant of share options to its directors, officers and employees for up to 375 thousand shares of common stock. Option awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards had vesting periods of 5 years and had 10-year contractual terms. During the  first quarter of 2014 the last remaining 5,000 outstanding options were exercised and the Company satisfied these options with the reissuance of treasury shares.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the three and six month periods ended June 30, 2014 and 2013 was not material. No related income tax benefit was recorded.

Other Comprehensive Income (Loss):

The following table represents the detail of other comprehensive income (loss) for three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$2,934	$(1,026)	$1,908
Reclassification adjustment for (gains) losses included in net income (1)	(84)	29	(55)
Net unrealized gains on available-for-sale securities	$2,850	$(997)	$1,854

	Six Months Ended June 30, 2014
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$7,021	$(2,458)	$4,563
Reclassification adjustment for (gains) losses included in net income (1)	(84)	29	(55)
Net unrealized gains on available-for-sale securities	$6,937	$(2,429)	$4,508

	Three Months Ended June 30, 2013
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(8,924)	$3,123	$(5,801)
Reclassification adjustment for (gains) losses included in net income (1)	(242)	85	(157)
Net unrealized losses on available-for-sale securities	$(9,166)	$3,208	$(5,958)

	Six Months Ended June 30, 2013
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(11,458)	$4,010	$(7,448)
Reclassification adjustment for (gains) losses included in net income (1)	(256)	90	(166)
Net unrealized losses on available-for-sale securities	$(11,714)	$4,100	$(7,614)

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the period ended June 30, 2014 and for the year ended December 31, 2013, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2014 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$28,093	$0	$28,093	$0
State and political subdivisions	88,889	0	88,889	0
Corporate bonds	1,840	0	1,840	0
Mortgage-backed securities-residential	240,073	0	240,063	10
Collateralized mortgage obligations	27,074	0	27,074	0
Small business administration	23,112	0	23,112	0
Equity securities	204	204	0	0
Total investment securities	$409,285	$204	$409,071	$10
Yield maintenance provisions	$365	$0	$365	$0
Financial Liabilities
Interest rate swaps	$365	$0	$365	$0

	Fair Value Measurements at December 31, 2013 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$51,310	$0	$51,310	$0
State and political subdivisions	94,734	0	94,734	0
Corporate bonds	1,525	0	1,525	0
Mortgage-backed securities-residential	222,980	0	222,970	10
Collateralized mortgage obligations	28,676	0	28,676	0
Small business administration	23,573	0	23,573	0
Equity securities	187	187	0	0
Total investment securities	$422,985	$187	$422,788	$10
Yield maintenance provisions	$275	$0	$275	$0
Financial Liabilities
Interest rate swaps	$275	$0	$275	$0

There were no significant transfers between Level 1 and Level 2 during the three and six month period ended June 30, 2014 and 2013.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
(In Thousands of Dollars)	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Beginning Balance	$10	$11	$10	$11
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0	0
Repayments	0	0	0	0
Transfers in and/or out of Level 3	0	0	0	0
Ending Balance	$10	$11	$10	$11

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$531	$0	$0	$531
1–4 family residential	250	0	0	250
Other real estate owned
1–4 family residential	33	0	0	33

	Fair Value Measurements at December 31, 2013 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$962	$0	$0	$962
Non-owner occupied	391	0	0	391
Commercial	1,575	0	0	1,575
1–4 family residential	577	0	0	577
Home equity lines of credit	174	0	0	174
Consumer indirect	142	0	0	142
Consumer direct	22	0	0	22
Other real estate owned
1–4 family residential	33	0	0	33

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $997 thousand with a valuation allowance of $216 thousand at June 30, 2014, resulting in an additional provision for loan losses of $227 thousand for the three and six month period. At December 31, 2013, impaired loans had a principal balance of $4.2 million, with a valuation allowance of $363 thousand. Loans measured at fair value during the three and six months ended June 30, 2013 resulted in an additional provision for loan losses of $103 thousand and $283 thousand. Excluded from the fair value of impaired loans, at June 30, 2014 and December 31, 2013, discussed above are $4.5 million and $3.0 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which are not carried at fair value.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at period ended June 30, 2014 and December 31, 2013:

June 30, 2014	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$531	Sales comparison	Adjustment for differences between comparable sales	-34.18% - 27.28% (-2.37%)
Residential	250	Sales comparison	Adjustment for differences between comparable sales	-30.22% - 34.86% (1.01%)
Other real estate owned	33	Sales comparison	Adjustment for differences between comparable sales	-30.69% - 26.07% (-14.29%)

December 31, 2013	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$1,237	Sales comparison	Adjustment for differences between comparable sales	-41.59% - 77.25% (-7.82%)
	116	Income approach	Adjustment for differences in net operating income	-13.64% - 12.93% (-5.96%)
Commercial	1,575	Sales comparison	Adjustment for differences between comparable sales	25.56% - 33.03% (17.42%)
Residential	751	Sales comparison	Adjustment for differences between comparable sales	-46.81% - 23.45% (-7.00%)
Consumer	164	Sales comparison	Adjustment for differences between comparable sales	-29.00% - 29.00% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at June 30, 2014 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$28,070	$14,715	$13,355	$0	$28,070
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	275	0	281	0	281
Loans, net	630,418	0	0	630,721	630,721
Accrued interest receivable	3,274	0	1,721	1,553	3,274
Financial liabilities
Deposits	907,443	690,390	218,104	0	908,494
Short-term borrowings	74,492	0	74,492	0	74,492
Long-term borrowings	19,315	0	19,990	0	19,990
Accrued interest payable	429	2	427	0	429

		Fair Value Measurements at December 31, 2013 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,513	$12,957	$14,556	$0	$27,513
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	158	0	161	0	161
Loans, net	623,116	0	0	623,875	623,875
Accrued interest receivable	3,399	0	1,844	1,555	3,399
Financial liabilities
Deposits	915,216	688,470	228,116	0	916,586
Short-term borrowings	81,617	0	81,617	0	81,617
Long-term borrowings	19,822	0	20,526	0	20,526
Accrued interest payable	447	2	445	0	447

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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
June 30, 2014
Goodwill and other intangibles	$5,463	$0	$4,497	$0	$9,960
Total assets	$12,352	$1,115,443	$5,198	$293	$1,133,286

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2013
Goodwill and other intangibles	$5,639	$0	$4,704	$0	$10,343
Total assets	$11,572	$1,120,091	$5,090	$573	$1,137,326

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2014
Net interest income	$14	$8,941	$0	$(3)	$8,952
Provision for loan losses	0	300	0	0	300
Service fees, security gains and other noninterest income	1,574	1,756	555	(88)	3,797
Noninterest expense	1,193	7,471	407	307	9,378
Income before taxes	395	2,926	148	(398)	3,071
Income taxes	135	662	50	(127)	720
Net Income	$260	$2,264	$98	$(271)	$2,351

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2014
Net interest income	$26	$17,789	$0	$(7)	$17,808
Provision for loan losses	0	630	0	0	630
Service fees, security gains and other noninterest income	3,091	3,294	998	(153)	7,230
Noninterest expense	2,380	14,734	824	581	18,519
Income before taxes	737	5,719	174	(741)	5,889
Income taxes	253	1,279	59	(244)	1,347
Net Income	$484	$4,440	$115	$(497)	$4,542

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2013
Net interest income	$11	$9,032	$0	$(4)	$9,039
Provision for loan losses	0	170	0	0	170
Service fees, security gains and other noninterest income	1,413	1,732	0	80	3,225
Noninterest expense	1,308	7,948	0	566	9,822
Income before taxes	116	2,646	0	(490)	2,272
Income taxes	40	530	0	(166)	404
Net Income	$76	$2,116	$0	$(324)	$1,868

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2013
Net interest income	$23	$17,991	$0	$(7)	$18,007
Provision for loan losses	0	425	0	0	425
Service fees, security gains and other noninterest income	2,778	3,292	0	30	6,100
Noninterest expense	2,498	15,632	0	780	18,910
Income before taxes	303	5,226	0	(757)	4,772
Income taxes	105	1,051	0	(257)	899
Net Income	$198	$4,175	$0	$(500)	$3,873

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

NAI contributed $272 thousand and $636 thousand of gross revenues to the Company for the three and six month periods ended June 30, 2014.  The resulting net income contributed was $98 thousand and $115 thousand during the three and six month periods ended  June 30, 2014.

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

(In Thousands of Dollars except per share results)	Three months ended June 30, 2013	Six months ended June 30, 2013
Noninterest income	$3,807	$7,266
Net income	$1,827	$3,758
Basic and diluted earnings per share	$0.10	$0.20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Net income for the three months ended June 30, 2014 was $2.4 million, compared to $1.9 million for the same period last year.  On a per share basis, net income for the second quarter ended June 30, 2014 was $0.13 per diluted share, compared to $0.10 for the quarter ended June 30, 2013 and $0.12 for the first quarter ended March 31, 2014.

Net income for the six months ended June 30, 2014 was $4.5 million, compared to $3.9 million for the same six month period in 2013. On a per share basis, net income for the six months ended June 30, 2014 was $0.24, an increase of 14.3% compared to the same six month period in 2013. Total gross loans were $637.8 million at June 30, 2014, compared to $596.8 million at June 30, 2013. This represents an increase of 6.9%.  The increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team while adhering to a sound underwriting discipline. Most of the increase in loans has occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios.  Average loan balances for the six month period ended June 30, 2014 comprised 58.5% of the Bank's average earning assets, an improvement compared to 55.6% during the same period in 2013. Non-performing assets to total assets remain at a safe level, currently at 0.75%. Early stage delinquencies also continue to remain at low levels, at $3.5 million or 0.54% of total loans at June 30, 2014.

Deposits decreased $7.8 million, from $915.2 million at December 31, 2013 to $907.4 million at June 30, 2014, as customers begin to move some cash into other investment options. At June 30, 2014, core deposits – savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits – represented approximately 91% of total deposits.

Stockholders’ equity totaled $121.0 million, or 10.7% of total assets, at June 30, 2014, an increase of $8.0 million, or 7.1%, compared to $113.0 million at December 31, 2013.  Contributing to the increase is a $4.5 million, net of tax, improvement in the mark to market adjustment in the securities available for sale portfolio due to decreases in long-term interest rates and a $3.4 million increase in retained net income.  Shareholders received a total of $0.12 per share in cash dividends paid in the past four quarters. Book value per share increased from $6.02 per share at December 31, 2013 to $6.44 per share at June 30, 2014.  The Company’s tangible book value per share also increased from $5.47 per share at December 31, 2013 to $5.91 per share at June 30, 2014.  The increases in book value and tangible book value per share were also the result of the mark to market adjustments, net of tax, in the securities available for sale portfolio and the increases to retained earnings from profit retention.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three and six months ended June 30, 2014 and 2013:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In Thousands, except Per Share Data)	2014	2013	2014	2013
Total Assets	$1,133,286	$1,123,489	$1,133,286	$1,123,489
Net Income	$2,351	$1,868	$4,542	$3,873
Basic and Diluted Earnings Per Share	$0.13	$0.10	$0.24	$0.21
Return on Average Assets (Annualized)	0.83%	0.66%	0.80%	0.69%
Return on Average Equity (Annualized)	7.85%	6.21%	7.74%	6.48%
Efficiency Ratio (tax equivalent basis)	69.68%	77.16%	69.77%	74.88%
Equity to Asset Ratio	10.68%	10.18%	10.68%	10.18%
Tangible Common Equity Ratio *	9.89%	9.71%	9.89%	9.71%
Dividends to Net Income	23.95%	29.82%	24.81%	28.94%
Net Loans to Assets	55.63%	52.45%	55.63%	52.45%
Loans to Deposits	70.28%	66.18%	70.28%	66.18%

*The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of June 30, 2014 and 2013, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

	June 30,	December 31,	June 30,
(In Thousands of Dollars)	2014	2013	2013
Reconciliation of Common Stockholders' Equity to Tangible Common Equity
Stockholders' Equity	$121,020	$113,007	$114,316
Less Goodwill and Other Intangibles	9,960	10,343	5,836
Tangible Common Equity	$111,060	$102,664	$108,480

	June 30,	December 31,	June 30,
(In Thousands of Dollars)	2014	2013	2013
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,133,286	$1,137,326	$1,123,489
Less Goodwill and Other Intangibles	9,960	10,343	5,836
Tangible Assets	$1,123,326	$1,126,983	$1,117,653

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$625,870	$7,709	4.94%	$591,485	$7,867	5.33%
Taxable securities (4)	339,801	1,838	2.17	351,567	1,734	1.98
Tax-exempt securities (4) (6)	83,026	971	4.69	86,441	1,131	5.25
Equity securities (2) (6)	4,282	48	4.50	4,337	48	4.44
Federal funds sold and other	11,214	4	0.14	20,726	8	0.15
TOTAL EARNING ASSETS	1,064,193	10,570	3.98	1,054,556	10,788	4.10
NONEARNING ASSETS
Cash and due from banks	19,722			21,385
Premises and equipment	17,504			18,044
Allowance for loan losses	(7,397)			(7,550)
Unrealized gains (losses) on securities	(2,556)			9,492
Other assets (3)	50,737			44,473
TOTAL ASSETS	$1,142,203			$1,140,400

INTEREST-BEARING LIABILITIES
Time deposits	$220,221	$899	1.64%	$230,534	$952	1.66%
Savings deposits	412,107	114	0.11	418,543	165	0.16
Demand deposits	127,901	9	0.03	124,867	10	0.03
Short term borrowings	77,262	13	0.07	95,487	13	0.05
Long term borrowings	19,398	131	2.71	10,245	94	3.68
TOTAL INTEREST-BEARING LIABILITIES	856,889	1,166	0.55	879,676	1,234	0.56

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	156,378			135,147
Other liabilities	8,736			5,016
Stockholders' equity	120,200			120,561
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$1,142,203			$1,140,400
Net interest income and interest rate spread		$9,404	3.43%		$9,555	3.54%
Net interest margin			3.54%			3.63%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $597 thousand and $633 thousand for 2014 and 2013, respectively, and is reduced by amortization of $552 thousand and $502 thousand for 2014 and 2013, respectively.

(6)

For 2014, adjustments of $120 thousand and $332 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2013, adjustments of $128 thousand and $387 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$621,597	$15,313	4.97%	$584,075	$15,548	5.37%
Taxable securities (4)	341,234	3,709	2.19	356,243	3,642	2.06
Tax-exempt securities (4) (6)	84,174	1,969	4.72	84,086	2,238	5.37
Equity securities (2) (6)	4,282	95	4.47	4,349	101	4.68
Federal funds sold and other	10,957	9	0.17	21,132	18	0.17
TOTAL EARNING ASSETS	1,062,244	21,095	4.00	1,049,885	21,547	4.14
NONEARNING ASSETS
Cash and due from banks	19,790			19,389
Premises and equipment	17,503			18,187
Allowance for loan losses	(7,382)			(7,548)
Unrealized gains (losses) on securities	(4,114)			10,006
Other assets (3)	50,728			44,362
TOTAL ASSETS	$1,138,769			$1,134,281

INTEREST-BEARING LIABILITIES
Time deposits	$222,960	$1,826	1.65%	$231,714	$1,945	1.69%
Savings deposits	410,291	239	0.12	416,234	350	0.17
Demand deposits	127,326	18	0.03	125,006	19	0.03
Short term borrowings	73,048	24	0.07	88,410	25	0.06
Long term borrowings	23,093	266	2.32	14,378	193	2.71
TOTAL INTEREST-BEARING LIABILITIES	856,718	2,373	0.56	875,742	2,532	0.58

NONINTEREST-BEARING LIABILITIES
AND STOCKHOLDERS' EQUITY
Demand deposits	155,482			132,931
Other liabilities	8,205			4,978
Stockholders' equity	118,364			120,630
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$1,138,769			$1,134,281
Net interest income and interest rate spread		$18,722	3.44%		$19,016	3.56%
Net interest margin			3.55%			3.65%
(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $1.2 million for 2014 and 2013 and is reduced by amortization of $1.1 million and $991 thousand for 2014 and 2013, respectively.
(6)

For 2014, adjustments of $240 thousand and $674 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2013, adjustments of $241 thousand and $767 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net Interest Income.  Net interest income was $9.0 million for the second quarter of 2014, compared to $9.0 million in the second quarter of 2013.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 9 basis points to 3.54% for the three months ended June 30, 2014, compared to 3.63% for the same period in the prior year.  The decrease in net interest margin was largely a result of existing interest-earning assets repricing at lower rates along with new assets being booked at lower interest rates.  In comparing the quarters ended June 30, 2014 and 2013, yields on earning assets decreased 12 basis points, while the cost of interest bearing liabilities decreased 1 basis point.

Net interest income decreased to $17.8 million for the six month period ended June 30 2014, compared to $18.0 million in the same period in 2013. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 3.55% for the six months ended June 30, 2014, compared to 3.65% for the same period in the prior year.  The decline is primarily a result of factors similar to the three months results previously stated.

Noninterest Income.  Noninterest income was $3.8 million for the second quarter of 2014, increasing 17.7% from $3.2 million in the same quarter of 2013. Trust fees increased $161 thousand to $1.6 million in comparing the same time period in 2013. Insurance agency commissions increased from $41 thousand in the second quarter of 2013 to $75 thousand in the second quarter of 2014. Retirement plan consulting fees increased to $272 thousand compared to none in the second quarter of 2013, reflecting income earned from NAI. Security gains were $84 thousand in the second quarter of 2014 compared to $242 thousand in 2013.  Net gains on sale of loans also decreased from $188 thousand in the second quarter of 2013 to $72 thousand during the second quarter of 2014. Other operating income increased $294 thousand, which is primarily the result of commissions earned by NAI.

Noninterest income for the six months ended June 30, 2014 was $7.2 million, compared to $6.1 million during the same period in 2013. The increase in noninterest income is due to service charges on deposit accounts of $1.2 million in 2014 compared to $1.0 million in 2013 and retirement plan consulting fees increasing to $636 thousand compared to none in 2013.  Trust fees also increased from $2.7 million during the second quarter of 2013 to $3.0 million during the second quarter of 2014.  Other operating income increased $326 thousand mainly as a result of commissions described in the preceding paragraph.

Noninterest Expense.  Noninterest expense totaled $9.4 million for the second quarter of 2014, which was $444 thousand less than the $9.8 million during the same quarter in 2013.  Most of this decrease was the result of a $304 thousand decrease in salaries and employee benefits which was the result of lower health insurance claims and of cost saving initiatives put in place during the third quarter of 2013.  Merger related costs associated with the acquisition of NAI decreased from $217 thousand in the second quarter of 2013 to none during 2014’s second quarter.

Noninterest expenses for the six months ended June 30, 2014 was $18.5 million, compared to $18.9 million for the same period in 2013, representing a decrease of $391 thousand, or 2.1%. The decrease is the result of the previously mentioned decrease in salaries and employee benefits.

The Company’s tax equivalent efficiency ratio for the six month period ended June 30, 2014 was 69.8% compared to 74.9% for the same period in 2013. The positive change in the efficiency ratio was the result of the $1.1 million increase in noninterest income as explained in a previous paragraph and the $487 thousand decrease in salaries and employee benefits. Management has focused on increasing the levels of noninterest income and reducing the level of noninterest expenses.  One of the steps implemented in this process was the decision to close two retail branch locations during the fourth quarter of 2013.

Income Taxes. Income tax expense totaled $720 thousand for the quarter ended June 30, 2014 and $404 thousand for the quarter ended June 30, 2013. The increase in the current quarter tax expense can be attributed to the $799 thousand increase in income before taxes. The effective tax rate for the three month period ended June 30, 2014 was 23.4%, compared to 17.9% for the same period in 2013. The effective tax rate increase compared to the same period in 2013 was primarily due to the decrease in tax exempt income, as a percentage of total income, from both tax exempt municipal securities and loans to municipalities.

Income tax expense was $1.3 million for the first six months of 2014 and $899 thousand for the first six months of 2013.  The effective tax rate for the six month period of 2014 was 22.9%, compared to 18.8% for the same period in 2013.  The effective tax rate increase over the same period in 2013 was due to the decrease in income from tax exempt municipal securities and loans as a percentage of total income as mentioned in the quarter discussion above.For the quarter ended June 30, 2014, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $1.9 million, compared to an unrealized loss of $6.0 million for the same period in 2013. The increase in fair value for the three month period ended June 30, 2014 compared to 2013 is the result of market interest rate fluctuations. For the six months of 2014, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $4.5 million, compared to an unrealized loss of $7.6 million for the same period in 2013. The increase in fair value for the three and six month periods ended June 30, 2014 is the result of the continuing low long term interest rates.

Financial Condition

Cash and cash equivalents. Cash and cash equivalents increased $557 thousand during the first six months of 2014. The Company expects these levels to remain steady over the next few months.

Securities. Securities available-for-sale decreased by $13.7 million since December 31, 2013.  As securities matured and were paid down, the proceeds were used to fund increases in the loan portfolio as well as withdrawals on deposit accounts.

Loans. Gross loans increased $7.1 million since December 31, 2013. Most of the increase occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios. The increase in loan balances was not enough to overcome the low interest rate environment that caused a lower level of loan income for the six months of 2014 compared to the same period in 2013.  On a fully tax equivalent basis, loans contributed $15.3 million of total interest income for the six months ended June 30, 2014 compared to $15.5 million during the same period in 2013.

 Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below.

Asset Quality History

(In Thousands of Dollars)

	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
Nonperforming loans	$8,140	$8,494	$9,091	$9,124	$8,079
Nonperforming loans as a % of total loans	1.28%	1.36%	1.44%	1.49%	1.35%
Loans delinquent 30-89 days	$3,460	$2,473	$3,600	$2,348	$2,497
Loans delinquent 30-89 days as a % of total loans	0.54%	0.39%	0.57%	0.38%	0.42%
Allowance for loan losses	$7,356	$7,387	$7,568	$7,369	$7,590
Allowance for loan losses as a % of loans	1.15%	1.18%	1.20%	1.21%	1.27%
Allowance for loan losses as a % of nonperforming loans	90.37%	86.97%	83.25%	80.77%	93.95%
Annualized net charge-offs to average net loans outstanding	0.21%	0.34%	0.22%	0.38%	0.06%
Non-performing assets	$8,492	$8,668	$9,262	$9,332	$8,374
Non-performing assets as a % of total assets	0.75%	0.76%	0.81%	0.81%	0.75%
Net charge-offs for the quarter	$331	$511	$326	$561	$89

For the three months ended June 30, 2014, management recorded a $300 thousand provision for loan losses, compared to providing $170 thousand over the same three month period in the prior year. The larger provision recorded for the three month period ended June 30, 2014 was primarily a result of a $242 thousand or 26.9% increase in net charge-offs, mainly in the consumer and residential real estate loan portfolios, over the three month period ended June 30, 2013. Both the consumer and residential real estate portfolios saw a larger increase in their allocation of the provision for loan losses due to an increase in the historical loss ratios and to cover the increased charge-offs during the quarter.  Net charge-offs were $331 thousand and exceeded the provision by $31 thousand during the three month period ended June 30, 2014.  The percentage growth in total loans was more than the provision for the three month period ended June 30, 2014 as compared to the same period in 2013. As a result, the ratio of allowance for loan losses to gross loans declined from 1.3% at June 30, 2013 to 1.2% at June 30, 2014.  In support of the lower allowance for loan losses to gross loans ratio, the Bank had an improved ratio of non-performing loans as a percentage of total loans from 1.4% at June 30, 2013 to 1.3% at June 30, 2014.

For the six month period ended June 30, 2014, a $630 thousand provision was recorded compared to $425 thousand for the six months of 2013.  The larger provision for the six month period ended June 30, 2014 was primarily the result of a combined $1.4 million of charge-offs in the consumer and residential real estate loan portfolios.  The consumer and residential real estate portfolios received most of the allocation of the allowance for loan losses for the six month period ended June 30, 2014.  The increase to the provision in the six months of 2014 was due to charge-offs and other factors mentioned in the previous paragraph.  Net charge offs exceeded the provision during the six month period ended June 30, 2014 by $213 thousand.  Loans 30–89 days delinquent decreased $140 thousand to $3.5 million since December 31, 2013.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at June 30, 2014 is adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits decreased $7.8 million or 0.9% from $915.2 million at December 31, 2013 to $907.4 million at June 30, 2014, as customers begin to move some cash into other investment options.  Time deposits and money market accounts decreased $17.5 million and were offset by an increase in non-interest bearing demand and savings deposits of $9.6 million during the first six month period of 2014, making up the majority of the deposits decrease. The Company’s strategy is to maintain deposit balances while pricing deposit rates to remain competitive within the market. At June 30, 2014, core deposits, which include, savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits represented approximately 91% of total deposits.

Borrowings. Total borrowings decreased $7.6 million, or 7.5%, since December 31, 2013. The decrease in borrowings is the result of a $6.6 million decrease in securities sold under repurchase agreements and a $500 thousand decrease in Federal Funds Purchased at June 30, 2014 as public entities moved funds between securities sold under repurchase agreements and other investment accounts in an effort to maximize returns.

Capital Resources. Total stockholders’ equity increased to $121.0 million, or 10.7% of total assets, at June 30, 2014, an increase of $8.0 million, or 7.1%, compared to $113.0 million at December 31, 2013.  Contributing to the increase is $4.5 million improvement in the mark to market adjustment in the securities available for sale portfolio due to decreases in long-term interest rates during the period and a $3.4 million increase in retained net income.  Shareholders received $0.03 per share in cash dividends paid in the past quarter. Book value per share increased from $6.02 per share at December 31, 2013 to $6.44 per share at June 30, 2014.  The Company’s tangible book value per share also increased from $5.47 per share at December 31, 2013 to $5.91 per share at June 30, 2014.  The increases in book value and tangible book value per share were also the result of the mark to market adjustments in the securities available for sale portfolio and the increases to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of June 30, 2014 the Company’s total risk-based capital ratio stood at 16.60%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.57% and 9.87%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2014.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At June 30, 2014, these lines of credit totaled $25.0 million of which the Bank had borrowed $5.5 million against these lines. In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. The outstanding balance at June 30, 2014 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of June 30, 2014, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $19.3 million with additional borrowing capacity of approximately $90.8 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first six months of 2014, net cash provided by investing activities amounted to $11.1 million, compared to $3.4 million used in the same period in 2013.  Proceeds from maturities and repayments of securities available for sale were down to $25.3 million from $42.9 million during the first six months of 2013.  Proceeds from sales of securities available for sale amounted to $33.3 million provided during the first six months of 2014 compared to $904 thousand provided during the same period in 2013.  There was $8.2 million used by net loan originations and payments during the six month period of 2014, compared to $10.8 million in net cash used by loan originations and payments during the same period in 2013. The cash used by lending activities during this year’s first six month period can be attributed to the positive activity in the consumer real estate and commercial loan portfolios.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used in financing activities amounted to $16.5 million for the first six months of 2014, compared to $8.6 million used by financing activities for the same period in 2013. This increase in cash used can be attributed to the change in net change in short-term borrowings and deposits. During the six month period ended June 30, 2014 cash used by short-term borrowings was $7.1 million compared to $11.5 million provided during the same six month period in 2013. Deposits used $7.8 million during the first six months of 2014 and $17.1 million during the first six months of 2013. The increase in funds used by short-term borrowings was also offset by $1.6 million used to acquire treasury stock in the six month period of 2013 compared to none in 2014.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $135.4 million at June 30, 2014 and $134.3 at December 31, 2013.  Additionally, the Company has committed up to a $3 million subscription in a Small Business Investment Company fund (SBIC).  At June 30, 2014 the Company had invested $692 thousand in this fund.

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

Changes In Interest Rate (basis points)	June 30, 2014 Result	December 31, 2013 Result	ALCO Guidelines
Net Interest Income Change
+300	-1.2%	-3.3%	15%
+200	-0.5%	-1.9%	10%
+100	0.0%	-0.8%	5%
-100	-2.7%	-2.8%	5%
Net Present Value Of Equity Change
+300	-4.9%	-8.7%	20%
+200	-1.1%	-3.8%	15%
+100	0.9%	-0.5%	10%
-100	-11.9%	-11.2%	10%

The results of the simulation indicate that in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using June 30, 2014 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points. This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. No shares were purchased during the six months ended June 30, 2014.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 7, 2014

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 7, 2014

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer