Form 10-Q
period 2014-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2014-11-06
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, No Par Value	18,408,612 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$14,719	$12,957
Federal funds sold and other	13,575	14,556
TOTAL CASH AND CASH EQUIVALENTS	28,294	27,513
Securities available for sale	404,895	422,985
Loans held for sale	895	158
Loans	646,981	630,684
Less allowance for loan losses	7,333	7,568
NET LOANS	639,648	623,116
Premises and equipment, net	17,243	17,187
Goodwill	6,354	6,354
Other intangibles	3,414	3,989
Bank owned life insurance	16,250	15,908
Other assets	22,746	20,116
TOTAL ASSETS	$1,139,739	$1,137,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$164,071	$155,893
Interest-bearing	748,929	759,323
TOTAL DEPOSITS	913,000	915,216
Short-term borrowings	72,032	81,617
Long-term borrowings	18,617	19,822
Other liabilities	14,689	7,664
TOTAL LIABILITIES	1,018,338	1,024,319
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 19,031,059	105,992	105,905
Retained earnings	19,350	14,215
Accumulated other comprehensive income (loss)	(615)	(5,465)
Treasury stock, at cost; 471,579 shares in 2014 and 255,079 shares in 2013	(3,326)	(1,648)
TOTAL STOCKHOLDERS' EQUITY	121,401	113,007
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,139,739	$1,137,326

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
(Unaudited)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,950	$7,724	$23,023	$23,031
Taxable securities	1,803	1,598	5,512	5,240
Tax exempt securities	605	742	1,900	2,213
Dividends	47	47	142	148
Federal funds sold and other interest income	8	11	17	29
TOTAL INTEREST AND DIVIDEND INCOME	10,413	10,122	30,594	30,661
INTEREST EXPENSE
Deposits	987	1,136	3,070	3,450
Short-term borrowings	11	13	35	38
Long-term borrowings	130	125	396	318
TOTAL INTEREST EXPENSE	1,128	1,274	3,501	3,806
NET INTEREST INCOME	9,285	8,848	27,093	26,855
Provision for loan losses	425	340	1,055	765
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,860	8,508	26,038	26,090
NONINTEREST INCOME
Service charges on deposit accounts	711	633	1,915	1,648
Bank owned life insurance income	115	337	342	570
Trust fees	1,561	1,368	4,610	4,105
Insurance agency commissions	85	56	255	139
Security gains	1	597	85	853
Retirement plan consulting fees	395	280	1,392	280
Investment commissions	378	173	815	686
Net gains on sale of loans	114	146	250	448
Other operating income	520	583	1,446	1,544
TOTAL NONINTEREST INCOME	3,880	4,173	11,110	10,273
NONINTEREST EXPENSES
Salaries and employee benefits	5,330	6,475	15,448	17,080
Occupancy and equipment	1,145	1,053	3,395	3,167
State and local taxes	222	327	685	984
Professional fees	648	742	1,814	1,691
Merger related cost	0	9	0	270
Advertising	250	225	727	638
FDIC insurance	184	181	555	538
Intangible amortization	192	214	575	410
Core processing charges	418	353	1,168	1,035
Other operating expenses	1,387	1,347	3,928	4,023
TOTAL NONINTEREST EXPENSES	9,776	10,926	28,295	29,836
INCOME BEFORE INCOME TAXES	2,964	1,755	8,853	6,527
INCOME TAXES	688	143	2,035	1,042
NET INCOME	$2,276	$1,612	$6,818	$5,485
EARNINGS PER SHARE - basic and diluted	$0.12	$0.09	$0.36	$0.29

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)		(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
NET INCOME	$2,276	$1,612	$6,818	$5,485
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	527	(5,939)	7,547	(17,399)
Reclassification adjustment for (gains) losses realized in income	(1)	(597)	(85)	(853)
Net unrealized holding gains (losses)	526	(6,536)	7,462	(18,252)
Income tax effect	(184)	2,286	(2,612)	6,388
Other comprehensive income (loss), net of tax	342	(4,250)	4,850	(11,864)
TOTAL COMPREHENSIVE INCOME (LOSS)	$2,618	$(2,638)	$11,668	$(6,379)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,818	$5,485
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,055	765
Depreciation and amortization	1,487	1,410
Net amortization of securities	1,105	2,216
Security gains	(85)	(853)
Loss on sale of other real estate owned	22	30
Bank owned life insurance income	(342)	(353)
Income recognized from death benefit on bank owned life insurance	0	(217)
Origination of loans held for sale	(11,599)	(22,350)
Proceeds from loans held for sale	11,112	25,406
Net gains on sale of loans	(250)	(448)
Net change in other assets and liabilities	(1,006)	3,505
NET CASH FROM OPERATING ACTIVITIES	8,317	14,596
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	35,868	62,427
Proceeds from sales of securities available for sale	34,169	55,614
Purchases of securities available for sale	(42,496)	(111,696)
Loan originations and payments, net	(17,884)	(25,885)
Proceeds from sale of other real estate owned	64	199
Proceeds from BOLI death benefit	0	328
Proceeds from sale of real estate	0	118
Additions to premises and equipment	(888)	(181)
Purchase of National Associates Inc., net	0	(2,100)
NET CASH FROM INVESTING ACTIVITIES	8,833	(21,176)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(2,216)	(15,599)
Net change in short-term borrowings	(9,585)	18,357
Repayment of long-term borrowings	(1,205)	(344)
New Federal Home Loan Bank advance borrowings	0	10,000
Cash dividends paid	(1,685)	(1,684)
Net proceeds from issuance of treasury stock	32	0
Acquisition of treasury shares	(1,710)	(1,606)
NET CASH FROM FINANCING ACTIVITIES	(16,369)	9,124
NET CHANGE IN CASH AND CASH EQUIVALENTS	781	2,544
Beginning cash and cash equivalents	27,513	37,759
Ending cash and cash equivalents	$28,294	$40,303
Supplemental cash flow information:
Interest paid	$3,532	$3,829
Income taxes paid	$1,205	$1,130
Supplemental noncash disclosures:
Transfer of loans to other real estate	$297	$103
Issuance of stock for NAI acquisition	$0	$1,400
Contingent consideration for NAI acquisition	$0	$920
Security purchases not settled	$3,008	$6,606

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Farmers National Insurance (“Insurance”).  In addition to the Insurance subsidiary, the Bank has created Farmers of Canfield Investment Co. (“Investments”), a new subsidiary with the primary purpose of investing in municipal securities. On July 1, 2013 the Company acquired National Associates, Inc. (“NAI”), a retirement plan consulting firm located in Cleveland, Ohio.  As a result of the acquisition the Company now provides retirement consulting services through NAI. The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust and NAI. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement health plan, which are recognized as separate components of equity, net of tax effects. For the three and nine month periods ended September 30, 2014, there was no change in the funded status of the post-retirement health plan.

Newly Issued but Not Yet Effective Accounting Standards:

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2014
U.S. Treasury and U.S. government sponsored entities	$27,220	$482	$(173)	$27,529
State and political subdivisions	91,767	2,194	(1,000)	92,961
Corporate bonds	936	2	(5)	933
Mortgage-backed securities - residential	234,907	1,789	(2,090)	234,606
Collateralized mortgage obligations	27,089	140	(1,298)	25,931
Small business administration	23,931	1	(1,215)	22,717
Equity securities	119	100	(1)	218
Totals	$405,969	$4,708	$(5,782)	$404,895

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2013
U.S. Treasury and U.S. government sponsored entities	$50,942	$755	$(387)	$51,310
State and political subdivisions	96,239	1,302	(2,807)	94,734
Corporate bonds	1,540	0	(15)	1,525
Mortgage-backed securities - residential	226,865	1,199	(5,084)	222,980
Collateralized mortgage obligations	30,227	162	(1,713)	28,676
Small business administration	25,592	1	(2,020)	23,573
Equity securities	117	70	0	187
Totals	$431,522	$3,489	$(12,026)	$422,985

Proceeds from the sale of portfolio securities were $917 thousand and $34.2 million during the three and nine month periods ended September 30, 2014. Gross gains of $2 thousand and $335 thousand were realized on these sales during the three and nine month periods ended September 30, 2014. Gross losses of $1 thousand and $250 thousand were realized on these sales during the three and nine month periods ended September 30, 2014. Proceeds from the sales of equity securities were $54.7 million and $55.6 million during the three and nine month period ended September 30, 2013.  Gross gains of $738 thousand and $994 thousand along with gross losses of $141 thousand were realized on these sales during the three and nine month period ended September 30, 2013.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2014
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$9,912	$10,027
One to five years	56,358	57,174
Five to ten years	40,745	41,349
Beyond ten years	12,908	12,873
Mortgage-backed, collateralized mortgage obligations and small business administration securities	285,927	283,254
Total	$405,850	$404,677

The following table summarizes the investment securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position.  Unrealized losses for U.S. Treasury and U.S. government sponsored entities and corporate bonds, for less than twelve months, rounded to less than $1 thousand in 2014. In addition, unrealized losses for equity securities rounded to less than $1 thousand in 2013.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2014
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$595	$0	$10,301	$(173)	$10,896	$(173)
State and political subdivisions	772	(2)	24,347	(998)	25,119	(1,000)
Corporate bonds	99	$0	479	(5)	578	(5)
Mortgage-backed securities - residential	52,822	(245)	70,198	(1,845)	123,020	(2,090)
Collateralized mortgage obligations	0	0	19,782	(1,298)	19,782	(1,298)
Small business administration	0	0	22,613	(1,215)	22,613	(1,215)
Equity securities	12	(1)	0	0	12	(1)
Total	$54,300	$(248)	$147,720	$(5,534)	$202,020	$(5,782)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2013
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$20,776	$(387)	$0	$0	$20,776	$(387)
State and political subdivisions	34,851	(1,855)	7,492	(952)	42,343	(2,807)
Corporate bonds	1,052	(2)	473	(13)	1,525	(15)
Mortgage-backed securities - residential	141,024	(3,735)	27,026	(1,349)	168,050	(5,084)
Collateralized mortgage obligations	5,283	(450)	15,726	(1,263)	21,009	(1,713)
Small business administration	6,927	(491)	16,520	(1,529)	23,447	(2,020)
Equity securities	7	0	0	0	7	0
Total	$209,920	$(6,920)	$67,237	$(5,106)	$277,157	$(12,026)

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

As of September 30, 2014, the Company’s security portfolio consisted of 378 securities, 91 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and small business administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2014	December 31, 2013
Commercial real estate
Owner occupied	$75,881	$86,286
Non-owner occupied	116,082	107,625
Other	23,151	24,381
Commercial	115,418	105,023
Residential real estate
1-4 family residential	149,576	144,225
Home equity lines of credit	29,818	26,448
Consumer
Indirect	121,819	121,446
Direct	9,723	10,237
Other	3,323	3,031
Subtotal	$644,791	$628,702
Net deferred loan costs	2,190	1,982
Allowance for loan losses	(7,333)	(7,568)
Net loans	$639,648	$623,116

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,722	$1,076	$1,784	$1,518	$256	$7,356
Provision for loan losses	(449)	322	301	353	(102)	425
Loans charged off	0	(6)	(245)	(505)	0	(756)
Recoveries	30	14	23	241	0	308
Total ending allowance balance	$2,303	$1,406	$1,863	$1,607	$154	$7,333

Nine Months Ended September 30, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568
Provision for loan losses	(463)	185	378	1,015	(60)	1,055
Loans charged off	(90)	(25)	(525)	(1,602)	0	(2,242)
Recoveries	104	27	46	775	0	952
Total ending allowance balance	$2,303	$1,406	$1,863	$1,607	$154	$7,333

Three Months Ended September 30, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,050	$1,431	$1,751	$1,180	$178	$7,590
Provision for loan losses	(213)	(14)	171	398	(2)	340
Loans charged off	(219)	0	(135)	(561)	0	(915)
Recoveries	33	38	26	257	0	354
Total ending allowance balance	$2,651	$1,455	$1,813	$1,274	$176	$7,369

Nine Months Ended September 30, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,392	$1,453	$1,569	$951	$264	$7,629
Provision for loan losses	(606)	(87)	508	1,038	(88)	765
Loans charged off	(300)	(80)	(303)	(1,351)	0	(2,034)
Recoveries	165	169	39	636	0	1,009
Total ending allowance balance	$2,651	$1,455	$1,813	$1,274	$176	$7,369

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

September 30, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$157	$352	$90	$0	$0	$599
Collectively evaluated for impairment	2,146	1,054	1,773	1,607	154	6,734
Total ending allowance balance	$2,303	$1,406	$1,863	$1,607	$154	$7,333

Loans:
Loans individually evaluated for impairment	$5,975	$1,795	$3,505	$133	$0	$11,408
Loans collectively evaluated for impairment	208,497	113,307	175,426	138,343	0	635,573
Total ending loans balance	$214,472	$115,102	$178,931	$138,476	$0	$646,981

December 31, 2013

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$166	$110	$202	$82	$0	$560
Collectively evaluated for impairment	2,586	1,109	1,762	1,337	214	7,008
Total ending allowance balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568

Loans:
Loans individually evaluated for impairment	$6,623	$2,430	$2,554	$363	$0	$11,970
Loans collectively evaluated for impairment	210,739	102,593	167,597	137,785	0	618,714
Total ending loans balance	$217,362	$105,023	$170,151	$138,148	$0	$630,684

The following tables present information related to impaired loans by class of loans as of September 30, 2014 and December 31, 2013:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,509	$2,374	$0
Non-owner occupied	398	397	0
Commercial	773	736	0
Residential real estate
1-4 family residential	2,518	2,244	0
Home equity lines of credit	467	236	0
Consumer	247	133	0
Subtotal	6,912	6,120	0

With an allowance recorded:
Commercial real estate
Owner occupied	1,645	1,643	84
Non-owner occupied	1,562	1,561	73
Commercial	1,062	1,059	352
Residential real estate
1-4 family residential	953	934	87
Home equity lines of credit	91	91	3
Subtotal	5,313	5,288	599
Total	$12,225	$11,408	$599

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2013
With no related allowance recorded:
Commercial real estate
Owner occupied	$4,302	$3,762	$0
Non-owner occupied	491	389	0
Commercial	1,007	971	0
Residential real estate
1-4 family residential	1,026	961	0
Home equity lines of credit	107	99	0
Consumer	111	112	0
Subtotal	7,044	6,294	0

With an allowance recorded:
Commercial real estate
Owner occupied	886	884	91
Non-owner occupied	1,593	1,588	75
Commercial	1,462	1,459	110
Residential real estate
1-4 family residential	1,458	1,347	190
Home equity lines of credit	148	147	12
Consumer	247	251	82
Subtotal	5,794	5,676	560
Total	$12,838	$11,970	$560

The following table presents the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and nine month periods ended September 30, 2014 and 2013:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended September 30,		For Three Months Ended September 30,
(In Thousands of Dollars)	2014	2013	2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,939	$2,557	$9
Non-owner occupied	399	421	6
Commercial	1,496	1,597	4
Residential real estate
1-4 family residential	2,077	2,125	16
Home equity lines of credit	363	215	2
Consumer	138	0	0
Subtotal	6,412	6,915	37

With an allowance recorded:
Commercial real estate
Owner occupied	2,068	2,498	25
Non-owner occupied	1,563	1,612	20
Commercial	413	253	1
Residential real estate
1-4 family residential	1,062	0	10
Home equity lines of credit	91	0	1
Consumer	7	0	0
Subtotal	5,204	4,363	57
Total	$11,616	$11,278	$94

	Average Recorded Investment		Interest Income Recognized
	For Nine Months Ended September 30,		For Nine Months Ended September 30,
(In Thousands of Dollars)	2014	2013	2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,042	$2,533	$20
Non-owner occupied	399	454	14
Commercial	1,500	1,485	13
Residential real estate
1-4 family residential	1,689	1,349	44
Home equity lines of credit	269	192	6
Consumer	185	0	0
Subtotal	6,084	6,013	97

With an allowance recorded:
Commercial real estate
Owner occupied	1,982	2,714	76
Non-owner occupied	1,576	1,816	61
Commercial	632	295	3
Residential real estate
1-4 family residential	1,277	0	31
Home equity lines of credit	121	0	3
Consumer	5	0	0
Subtotal	5,593	4,825	174
Total	$11,677	$10,838	$271

Cash basis interest recognized during the three and nine month periods ended September 30, 2014 was materially equal to interest income recognized. Interest income recognized and cash basis interest recognized during impairment for the three and nine month periods ended September 30, 2013 was immaterial.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$2,181	$0	$2,806	$0
Non-owner occupied	44	0	405	0
Commercial	1,454	0	1,993	13
Residential real estate
1-4 family residential	2,974	113	2,584	526
Home equity lines of credit	146	0	280	0
Consumer
Indirect	114	148	308	94
Direct	40	2	55	3
Other	0	2	0	10
Total	$6,953	$265	$8,431	$646

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2014
Commercial real estate
Owner occupied	$44	$0	$2,181	$2,225	$73,451	$75,676
Non-owner occupied	0	0	44	44	115,729	115,773
Other	0	0	0	0	23,023	23,023
Commercial	0	0	1,454	1,454	113,648	115,102
Residential real estate
1-4 family residential	1,637	321	3,087	5,045	144,068	149,113
Home equity lines of credit	67	20	146	233	29,585	29,818
Consumer
Indirect	2,165	530	262	2,957	122,473	125,430
Direct	135	7	42	184	9,539	9,723
Other	8	4	2	14	3,309	3,323
Total	$4,056	$882	$7,218	$12,156	$634,825	$646,981

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Commercial real estate
Owner occupied	$48	$0	$2,806	$2,854	$83,065	$85,919
Non-owner occupied	0	0	405	405	106,762	107,167
Other	0	0	0	0	24,276	24,276
Commercial	14	0	2,006	2,020	103,003	105,023
Residential real estate
1-4 family residential	573	141	3,110	3,824	139,879	143,703
Home equity lines of credit	35	0	280	315	26,133	26,448
Consumer
Indirect	2,004	539	402	2,945	121,935	124,880
Direct	204	31	58	293	9,944	10,237
Other	63	6	10	79	2,952	3,031
Total	$2,941	$717	$9,077	$12,735	$617,949	$630,684

Troubled Debt Restructurings:

Total troubled debt restructurings were $8.4 million and $8.3 million at September 30, 2014 and December 31, 2013, respectively. The Company has allocated $253 thousand and $397 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014 and December 31, 2013. There were $26 thousand and $16 thousand in commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at September 30, 2014 and December 31, 2013.

During the three and nine month periods ended September 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; a permanent increase of the recorded investment in the loan due to an advance of new monies; a deferral of principal payments; or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.4% and 2.8%. There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of 27 months to 71 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2014 and 2013:

		Pre-Modification	Post-Modification
Three Months Ended September 30, 2014	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	1	$303	$316
Residential real estate
1-4 family residential	5	235	235
Home equity lines of credit	1	17	17
Indirect	2	37	37
Consumer	1	11	11
Total	10	$603	$616

		Pre-Modification	Post-Modification
Nine Months Ended September 30, 2014	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	1	$303	$316
Non-owner occupied	2	408	408
Residential real estate
1-4 family residential	19	1,017	1,034
Home equity lines of credit	4	105	105
Indirect	2	37	37
Consumer	1	11	11
Total	29	$1,881	$1,911

		Pre-Modification	Post-Modification
Three Months Ended September 30, 2013	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Residential real estate
1-4 family residential	1	$10	$10
Home equity lines of credit	1	56	56
Total	2	$66	$66

		Pre-Modification	Post-Modification
Nine Months Ended September 30, 2013	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$226	$239
Commercial	5	649	682
Residential real estate
1-4 family residential	2	18	18
Home equity lines of credit	5	214	214
Total	14	$1,107	$1,153

There were $10 thousand in charge offs with no increase to the provision for loan losses during the three month period ended September 30, 2014, as a result of troubled debt restructurings.  There were $42 thousand in charge offs resulting in an $11 thousand increase to the provision for loan losses during the nine month period ended September 30, 2014. There was $1 thousand in charge offs and no increase to the provision for loan losses during the three month period ended September 30, 2013, as a result of troubled debt restructurings.  During the nine month period ended September 30, 2013, there were $17 thousand in charge offs and no increase to the provision for loan losses due to the troubled debt restructurings described above.

There was one residential real estate loan for which there were payment defaults within twelve months following the modification of the troubled debt restructuring during the three and nine month periods ended September 30, 2014.  This loan was past due at September 30, 2014.  There was no effect on the provision for loan losses as a result of this default during 2014.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were two commercial loans and one commercial real estate loan modified as troubled debt restructuring for which there were payments defaults within twelve months following the modification during the three and nine months periods ended September 30, 2013. Two of the three loans were past due at September 30, 2013.  There was no additional provision or any impact to the allowance for loan losses associated with these loans.

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

As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
September 30, 2014
Commercial real estate
Owner occupied	$68,749	$1,993	$4,934	$0	$0	$75,676
Non-owner occupied	109,237	3,796	2,740	0	0	115,773
Other	22,698	0	325	0	0	23,023
Commercial	110,340	1,563	3,199	0	0	115,102
Total	$311,024	$7,352	$11,198	$0	$0	$329,574

(In Thousands of Dollars)	Pass	Special Mention	Sub- standard	Doubtful	Not Rated	Total
December 31, 2013
Commercial real estate
Owner occupied	$72,398	$7,312	$6,209	$0	$0	$85,919
Non-owner occupied	96,065	7,877	3,225	0	0	107,167
Other	23,935	0	341	0	0	24,276
Commercial	99,022	2,313	3,688	0	0	105,023
Total	$291,420	$17,502	$13,463	$0	$0	$322,385

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2014 and December 31, 2013. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2014
Performing	$146,026	$29,672	$125,168	$9,681	$3,321
Nonperforming	3,087	146	262	42	2
Total	$149,113	$29,818	$125,430	$9,723	$3,323

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2013
Performing	$140,593	$26,168	$124,478	$10,179	$3,021
Nonperforming	3,110	280	402	58	10
Total	$143,703	$26,448	$124,880	$10,237	$3,031

Interest-Rate Swaps:

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

Summary information about these interest-rate swaps at periods ended September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Notional amounts	$24,729	$25,195
Weighted average pay rate on interest-rate swaps	4.06%	4.28%
Weighted average receive rate on interest-rate swaps	2.67%	2.82%
Weighted average maturity (years)	5.2	6.3
Fair value of combined interest-rate swaps	$356	$275

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income. For the three and nine month periods ended September 30, 2014 and 2013 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2014	2013	2014	2013
Basic EPS
Net income	$2,276	$1,612	$6,818	$5,485
Weighted average shares outstanding	18,716,094	18,775,980	18,761,352	18,772,664
Basic earnings per share	$0.12	$0.09	$0.36	$0.29

Diluted EPS
Net income	$2,276	$1,612	$6,818	$5,485
Weighted average shares out-standing for basic earnings per share	18,716,094	18,775,980	18,761,352	18,772,664
Restricted stock awards	974	0	367	0
Weighted average shares for diluted earnings per share	18,717,068	18,775,980	18,761,719	18,772,664
Diluted earnings per share	$0.12	$0.09	$0.36	$0.29

There were no outstanding stock options for the three and nine month periods ended September 30, 2014.  Stock options for 5,000 shares of common stock that were outstanding during the three and nine month periods ended September 30, 2013 were not considered in computing diluted earnings per share because they were antidilutive.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”). The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders. 46,957 share awards were granted under the Plan during February 2014. Expense recognized for the Plan was $29 thousand and $87 thousand for the three and nine month periods ended September 30, 2014.  As of September 30, 2014, there was $260 thousand of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.25 years. There were no shares awarded or expense recognized during the three and nine month periods ended September 30, 2013.

The following is the activity under the Plan during the nine months ended September 30, 2014:

	Restricted Stock Units
September 30, 2014	Units	Weighted Average Grant Date Fair Value
Beginning balance	0	$0
Granted	46,957	7.39
Vested	0	0
Forfeited	0	0
Ending balance	46,957	$7.39

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes model. Total compensation cost charged against income for the stock option plan for the three and nine month periods ended September 30, 2014 and 2013 was not material. No related income tax benefit was recorded.

Other Comprehensive Income (Loss):

The following table represents the detail of other comprehensive income (loss) for three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$527	$(184)	$343
Reclassification adjustment for (gains) losses included in net income (1)	(1)	0	(1)
Net unrealized gains on available-for-sale securities	$526	$(184)	$342

	Nine Months Ended September 30, 2014
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$7,547	$(2,642)	$4,905
Reclassification adjustment for (gains) losses included in net income (1)	(85)	30	(55)
Net unrealized gains on available-for-sale securities	$7,462	$(2,612)	$4,850

	Three Months Ended September 30, 2013
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding losses on available-for-sale securities during the period	$(5,939)	$2,077	$(3,862)
Reclassification adjustment for (gains) losses included in net income (1)	(597)	209	(388)
Net unrealized losses on available-for-sale securities	$(6,536)	$2,286	$(4,250)

	Nine Months Ended September 30, 2013
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding losses on available-for-sale securities during the period	$(17,399)	$6,090	$(11,309)
Reclassification adjustment for (gains) losses included in net income (1)	(853)	298	(555)
Net unrealized losses on available-for-sale securities	$(18,252)	$6,388	$(11,864)

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the period ended September 30, 2014 and for the year ended December 31, 2013, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2014 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$27,529	$0	$27,529	$0
State and political subdivisions	92,961	0	92,961	0
Corporate bonds	933	0	933	0
Mortgage-backed securities-residential	234,606	0	234,596	10
Collateralized mortgage obligations	25,931	0	25,931	0
Small business administration	22,717	0	22,717	0
Equity securities	218	218	0	0
Total investment securities	$404,895	$218	$404,667	$10
Yield maintenance provisions	$356	$0	$356	$0
Financial Liabilities
Interest rate swaps	$356	$0	$356	$0

	Fair Value Measurements at December 31, 2013 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$51,310	$0	$51,310	$0
State and political subdivisions	94,734	0	94,734	0
Corporate bonds	1,525	0	1,525	0
Mortgage-backed securities-residential	222,980	0	222,970	10
Collateralized mortgage obligations	28,676	0	28,676	0
Small business administration	23,573	0	23,573	0
Equity securities	187	187	0	0
Total investment securities	$422,985	$187	$422,788	$10
Yield maintenance provisions	$275	$0	$275	$0
Financial Liabilities
Interest rate swaps	$275	$0	$275	$0

There were no significant transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2014 and 2013.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
(In Thousands of Dollars)	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Beginning Balance	$10	$11	$10	$11
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0	0
Repayments	0	0	0	0
Transfers in and/or out of Level 3	0	0	0	0
Ending Balance	$10	$11	$10	$11

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial	$628	$0	$0	$628
1–4 family residential	138	0	0	138
Other real estate owned
1–4 family residential	33	0	0	33
Commercial real estate	70	0	0	70

	Fair Value Measurements at December 31, 2013 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$962	$0	$0	$962
Non-owner occupied	391	0	0	391
Commercial	1,575	0	0	1,575
1–4 family residential	577	0	0	577
Home equity lines of credit	174	0	0	174
Consumer indirect	142	0	0	142
Consumer direct	22	0	0	22
Other real estate owned
1–4 family residential	33	0	0	33

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1.1 million with a valuation allowance of $357 thousand at September 30, 2014, resulting in an additional provision for loan losses of $338 thousand and $554 thousand for the three and nine month period. At December 31, 2013, impaired loans had a principal balance of $4.2 million, with a valuation allowance of $363 thousand. Loans measured at fair value during the three and nine months ended September 30, 2013 resulted in an additional provision for loan losses of $431 thousand and $714 thousand. Excluded from the fair value of impaired loans, at September 30, 2014 and December 31, 2013, discussed above are $4.2 million and $3.0 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which are not carried at fair value.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at period ended September 30, 2014 and December 31, 2013:

September 30, 2014	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial	$628	Sales comparison	Adjustment for differences between comparable sales	-21.21% - 21.21% (6.70%)
Residential	138	Sales comparison	Adjustment for differences between comparable sales	-23.61% - 24.16% (-2.37%)
Other real estate owned	103	Sales comparison	Adjustment for differences between comparable sales	-24.98% - 17.00% (5.01%)

December 31, 2013	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$1,237	Sales comparison	Adjustment for differences between comparable sales	-41.59% - 77.25% (-7.82%)
	116	Income approach	Adjustment for differences in net operating income	-13.64% - 12.93% (-5.96%)
Commercial	1,575	Sales comparison	Adjustment for differences between comparable sales	-25.56% - 33.03% (17.42%)
Residential	751	Sales comparison	Adjustment for differences between comparable sales	-46.81% - 23.45% (-7.00%)
Consumer	164	Sales comparison	Adjustment for differences between comparable sales	-29.00% - 29.00% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at September 30, 2014 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$28,294	$14,719	$13,575	$0	$28,294
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	895	0	916	0	916
Loans, net	639,648	0	0	642,950	642,950
Accrued interest receivable	3,639	0	1,973	1,666	3,639
Financial liabilities
Deposits	913,000	702,032	211,072	0	913,104
Short-term borrowings	72,032	0	72,032	0	72,032
Long-term borrowings	18,617	0	19,142	0	19,142
Accrued interest payable	416	2	414	0	416

		Fair Value Measurements at December 31, 2013 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,513	$12,957	$14,556	$0	$27,513
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	158	0	161	0	161
Loans, net	623,116	0	0	623,875	623,875
Accrued interest receivable	3,399	0	1,844	1,555	3,399
Financial liabilities
Deposits	915,216	688,470	228,116	0	916,586
Short-term borrowings	81,617	0	81,617	0	81,617
Long-term borrowings	19,822	0	20,526	0	20,526
Accrued interest payable	447	2	445	0	447

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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
September 30, 2014
Goodwill and other intangibles	$5,374	$0	$4,394	$0	$9,768
Total assets	$10,937	$1,133,211	$5,181	$(9,590)	$1,139,739

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2013
Goodwill and other intangibles	$5,639	$0	$4,704	$0	$10,343
Total assets	$11,572	$1,120,091	$5,090	$573	$1,137,326

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2014
Net interest income	$13	$9,276	$0	$(4)	$9,285
Provision for loan losses	0	425	0	0	425
Service fees, security gains and other noninterest income	1,575	1,971	395	(61)	3,880
Noninterest expense	1,234	7,794	421	327	9,776
Income (loss) before taxes	354	3,028	(26)	(392)	2,964
Income taxes	121	708	(9)	(132)	688
Net Income (Loss)	$233	$2,320	$(17)	$(260)	$2,276

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2014
Net interest income	$39	$27,065	$0	$(11)	$27,093
Provision for loan losses	0	1,055	0	0	1,055
Service fees, security gains and other noninterest income	4,666	5,265	1,392	(213)	11,110
Noninterest expense	3,614	22,528	1,245	908	28,295
Income before taxes	1,091	8,747	147	(1,132)	8,853
Income taxes	374	1,987	50	(376)	2,035
Net Income	$717	$6,760	$97	$(756)	$6,818

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2013
Net interest income	$11	$8,840	$0	$(3)	$8,848
Provision for loan losses	0	340	0	0	340
Service fees, security gains and other noninterest income	1,389	2,489	280	15	4,173
Noninterest expense	1,213	8,774	428	511	10,926
Income before taxes	187	2,215	(148)	(499)	1,755
Income taxes	65	298	(50)	(170)	143
Net Income	$122	$1,917	$(98)	$(329)	$1,612

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2013
Net interest income	$34	$26,831	$0	$(10)	$26,855
Provision for loan losses	0	765	0	0	765
Service fees, security gains and other noninterest income	4,167	5,781	280	45	10,273
Noninterest expense	3,711	24,406	428	1,291	29,836
Income before taxes	490	7,441	(148)	(1,256)	6,527
Income taxes	170	1,349	(50)	(427)	1,042
Net Income	$320	$6,092	$(98)	$(829)	$5,485

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

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

NAI contributed $395 thousand and $1.4 million of gross revenues to the Company for the three and nine month periods ended September 30, 2014.  The resulting net income (loss) contributed was $(17) thousand and $97 thousand during the three and nine month periods ended September 30, 2014.  NAI contributed $280 thousand of gross revenue and a $(98) thousand net loss to the Company for the three and nine month periods ended September 30, 2013.

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

(In Thousands of Dollars except per share results)	Nine months ended September 30, 2013
Noninterest income	$11,439
Net income	$5,370
Basic and diluted earnings per share	$0.29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Net income for the three months ended September 30, 2014 was $2.3 million, compared to $1.6 million for the same period last year.  The increase in the quarterly income over the same period in 2013 can be attributed primarily to $1.3 million in gross severance costs in the third quarter of 2013.  On a per share basis, net income for the third quarter ended September 30, 2014 was $0.12 per diluted share, compared to $0.09 for the quarter ended September 30, 2013 and $0.13 for the second quarter ended June 30, 2014.

Net income for the nine months ended September 30, 2014 was $6.8 million, compared to $5.5 million for the same nine month period in 2013. On a per share basis, net income for the nine months ended September 30, 2014 was $0.36, an increase of 24.1% compared to the same nine month period in 2013. Total gross loans were $647.0 million at September 30, 2014, compared to $611.3 million at

September 30, 2013. This represents an increase of 5.8%.  The increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team while adhering to a sound underwriting discipline. Most of the increase in loans has occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios.  Average loan balances for the nine month period ended September 30, 2014 comprised 59.0% of the Bank's average earning assets, an improvement compared to 55.7% during the same period in 2013. Non-performing assets to total assets remain at a safe level, currently at 0.67%. Early stage delinquencies also continue to remain at manageable levels, at $4.9 million or 0.76% of total loans at September 30, 2014.

Deposits decreased $2.2 million, from $915.2 million at December 31, 2013 to $913.0 million at September 30, 2014, as customers begin to move some cash into other investment options. At September 30, 2014, core deposits – savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits – represented approximately 91.2% of total deposits.

Stockholders’ equity totaled $121.4 million, or 10.7% of total assets, at September 30, 2014, an increase of $8.4 million, or 7.4%, compared to $113.0 million at December 31, 2013.  Contributing to the increase is a $4.9 million, net of tax, improvement in the mark to market adjustment in the securities available for sale portfolio due to decreases in long-term interest rates and a $5.1 million increase in retained net income.  Shareholders received a total of $0.12 per share in cash dividends paid in the past four quarters. Book value per share increased from $6.02 per share at December 31, 2013 to $6.54 per share at September 30, 2014.  The Company’s tangible book value per share also increased from $5.47 per share at December 31, 2013 to $6.02 per share at September 30, 2014.  The increases in book value and tangible book value per share were also the result of the mark to market adjustments, net of tax, in the securities available for sale portfolio and the increases to retained earnings from profit retention.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three and six months ended June 30, 2014 and 2013:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In Thousands, except Per Share Data)	2014	2013	2014	2013
Total Assets	$1,139,739	$1,148,119	$1,139,739	$1,148,119
Net Income	$2,276	$1,612	$6,818	$5,485
Basic and Diluted Earnings Per Share	$0.12	$0.09	$0.36	$0.29
Return on Average Assets (Annualized)	0.79%	0.56%	0.80%	0.64%
Return on Average Equity (Annualized)	7.37%	5.60%	7.61%	6.26%
Efficiency Ratio (tax equivalent basis)	70.17%	81.64%	69.91%	77.21%
Equity to Asset Ratio	10.65%	9.80%	10.65%	9.80%
Tangible Common Equity Ratio *	9.88%	8.96%	9.88%	8.96%
Dividends to Net Income	24.56%	34.93%	24.71%	30.70%
Net Loans to Assets	56.12%	52.61%	56.12%	52.61%
Loans to Deposits	70.86%	67.67%	70.86%	67.67%

*The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of September 30, 2014 and 2013, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

	September 30,	December 31,	September 30,
(In Thousands of Dollars)	2014	2013	2013
Reconciliation of Common Stockholders' Equity to Tangible Common Equity
Stockholders' Equity	$121,401	$113,007	$112,524
Less Goodwill and Other Intangibles	9,768	10,343	10,546
Tangible Common Equity	$111,633	$102,664	$101,978

	September 30,	December 31,	September 30,
(In Thousands of Dollars)	2014	2013	2013
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,139,739	$1,137,326	$1,148,119
Less Goodwill and Other Intangibles	9,768	10,343	10,546
Tangible Assets	$1,129,971	$1,126,983	$1,137,573

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$631,686	$7,925	4.98%	$597,839	$7,851	5.21%
Taxable securities (4)	328,026	1,803	2.18	352,213	1,598	1.80
Tax-exempt securities (4) (6)	77,701	922	4.71	86,985	1,128	5.14
Equity securities (2) (6)	4,282	47	4.35	4,307	47	4.33
Federal funds sold and other	18,919	8	0.17	29,596	11	0.15
TOTAL EARNING ASSETS	1,060,614	10,705	4.00	1,070,940	10,635	3.94
NONEARNING ASSETS
Cash and due from banks	21,836			19,532
Premises and equipment	17,389			17,797
Allowance for loan losses	(7,292)			(7,364)
Unrealized gains (losses) on securities	(748)			(4,703)
Other assets (3)	52,264			52,538
TOTAL ASSETS	$1,144,063			$1,148,740

INTEREST-BEARING LIABILITIES
Time deposits	$214,578	$865	1.60%	$229,675	$960	1.66%
Savings deposits	408,429	113	0.11	417,083	166	0.16
Demand deposits	126,506	9	0.03	124,168	10	0.03
Short term borrowings	74,280	11	0.06	99,517	13	0.05
Long term borrowings	18,852	130	2.74	17,654	125	2.81
TOTAL INTEREST-BEARING LIABILITIES	842,645	1,128	0.53	888,097	1,274	0.57

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	167,543			139,263
Other liabilities	11,310			7,254
Stockholders' equity	122,565			114,126
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$1,144,063			$1,148,740
Net interest income and interest rate spread		$9,577	3.47%		$9,361	3.37%
Net interest margin			3.58%			3.47%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $599 thousand and $677 thousand for 2014 and 2013, respectively, and is reduced by amortization of $529 thousand and $561 thousand for 2014 and 2013, respectively.

(6)

For 2014, adjustments of $25 thousand and $317 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2013, adjustments of $127 thousand and $386 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$625,023	$23,381	5.00%	$588,712	$23,399	5.31%
Taxable securities (4)	336,783	5,512	2.19	354,885	5,240	1.97
Tax-exempt securities (4) (6)	81,992	2,891	4.71	85,063	3,366	5.29
Equity securities (2) (6)	4,282	142	4.43	4,335	148	4.56
Federal funds sold and other	13,714	17	0.17	23,557	29	0.16
TOTAL EARNING ASSETS	1,061,794	31,943	4.02	1,056,552	32,182	4.07
NONEARNING ASSETS
Cash and due from banks	20,404			19,864
Premises and equipment	17,464			18,056
Allowance for loan losses	(7,352)			(7,486)
Unrealized gains (losses) on securities	(2,979)			5,050
Other assets (3)	51,221			47,118
TOTAL ASSETS	$1,140,552			$1,139,154

INTEREST-BEARING LIABILITIES
Time deposits	$220,135	$2,691	1.63%	$231,027	$2,905	1.68%
Savings deposits	409,664	352	0.11	416,520	516	0.17
Demand deposits	127,049	27	0.03	124,723	29	0.03
Short term borrowings	73,463	35	0.06	92,153	38	0.06
Long term borrowings	21,664	396	2.44	15,482	318	2.75
TOTAL INTEREST-BEARING LIABILITIES	851,975	3,501	0.55	879,905	3,806	0.58

NONINTEREST-BEARING LIABILITIES
AND STOCKHOLDERS' EQUITY
Demand deposits	159,493			136,319
Other liabilities	9,250			5,768
Stockholders' equity	119,834			117,162
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$1,140,552			$1,139,154
Net interest income and interest rate spread		$28,442	3.47%		$28,376	3.49%
Net interest margin			3.57%			3.59%
(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $1.8 million for 2014 and 2013 and is reduced by amortization of $1.6 million for 2014 and 2013.
(6)

For 2014, adjustments of $358 thousand and $991 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2013, adjustments of $368 thousand and $1.2 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net Interest Income.  Net interest income was $9.3 million for the third quarter of 2014, compared to $8.8 million in the third quarter of 2013.  The net interest margin to average earning assets on a fully taxable equivalent basis increased 11 basis points to 3.58% for the three months ended September 30, 2014, compared to 3.47% for the same three month period in the prior year.  The increase in net interest margin was largely a result of increased investment security return rates, specifically on the mortgage backed securities portfolio.  In addition, higher time deposit rates matured and were being moved to products with lower interest rates.  In comparing the quarters ended September 30, 2014 and 2013, yields on earning assets increased 6 basis points, while the cost of interest bearing liabilities decreased 4 basis points.

Net interest income increased to $27.1 million for the nine month period ended September 30 2014, compared to $26.9 million in the same period in 2013. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 3.57% for the nine months ended September 30, 2014, compared to 3.59% for the same period in the prior year.  The decline is primarily a result of the 22 basis point increase made in the taxable security portfolio not being enough to overcome the 31 basis point decline in the loan portfolio rate of return.

Noninterest Income.  Noninterest income was $3.9 million for the third quarter of 2014, decreasing 7.0% from $4.2 million in the same quarter of 2013. The largest driver of the decrease is the change in security gains.  During the three months ended September 30, 2013 there were $597 thousand of security gains compared to $1 thousand during the three month period ended September 30, 2014.  Trust fees increased $193 thousand to $1.6 million in comparing the same time period in 2013. Retirement plan consulting fees increased to $395 thousand compared to $280 thousand in the third quarter of 2013. Investment commission also helped offset the reduction in security gains by increasing $205 thousand, comparing the third quarter of 2014 to the same time period in 2013. Other operating income decreased $63 thousand, which is primarily the result of a gain on sale of land owned by the Company in the third quarter of 2013.

Noninterest income for the nine months ended September 30, 2014 was $11.1 million, compared to $10.3 million during the same period in 2013. The increase in noninterest income is due to service charges on deposit accounts of $1.9 million in 2014 compared to $1.6 million in 2013 and retirement plan consulting fees increasing to $1.4 million compared to $280 thousand in 2013.  Trust fees also increased from $4.1 million during the nine months ended September 30, 2013 to $4.6 million during the same nine month time period during 2014.

Noninterest Expense.  Noninterest expense totaled $9.8 million for the third quarter of 2014, which was $1.2 million less than the $10.9 million during the same quarter in 2013.  This decrease was the result of $1.3 million in severance costs recorded in the third quarter of 2013.

Noninterest expenses for the nine months ended September 30, 2014 was $28.3 million, compared to $29.8 million for the same nine month period in 2013, representing a decrease of $1.5 million, or 5.2%. The decrease is primarily the result of the previously mentioned decrease in salaries and employee benefits.  Reductions in merger related costs and state and local taxes contributed $569 thousand to the decrease between the nine month periods.

The Company’s tax equivalent efficiency ratio for the nine month period ended September 30, 2014 was 69.9% compared to 77.2% for the same period in 2013. The positive change in the efficiency ratio was the result of the $837 thousand increase in noninterest income and the $1.5 million decrease in noninterest expenses as explained in a previous paragraphs. Management has focused on increasing the levels of noninterest income and reducing the level of noninterest expenses.  One of the steps implemented in this process was the decision to close two retail branch locations during the fourth quarter of 2013.

Income Taxes. Income tax expense totaled $688 thousand for the quarter ended September 30, 2014 and $143 thousand for the quarter ended September 30, 2013. The increase in the current quarter tax expense can be attributed to the $1.2 million increase in income before taxes which was partly due to the $1.3 million severance costs in the three month period ended September 30, 2013. The effective tax rate for the three month period ended September 30, 2014 was 23.2%, compared to 8.1% for the same period in 2013. The effective tax rate increase compared to the same period in 2013 was primarily due to the decrease in tax exempt income, as a percentage of total income, from tax exempt municipal securities, loans to municipalities and bank owned life insurance income. During the three month period ended September 30, 2013 there was $217 thousand in death benefits on bank owned life insurance.

Income tax expense was $2.0 million for the first nine months of 2014 and $1.0 million for the first nine months of 2013.  The effective tax rate for the nine month period of 2014 was 23.0%, compared to 16.0% for the same period in 2013.  The effective tax rate increase over the same period in 2013 was due to the decrease in income from tax exempt municipal securities and loans as a percentage of total income as mentioned in the quarter discussion above.

Other Comprehensive Income.  For the quarter ended September 30, 2014, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $342 thousand, compared to an unrealized loss of $4.3 million for the same period in 2013. The increase in fair value for the three month period ended September 30, 2014 compared to 2013 is the result of market interest rate fluctuations.

For the nine months of 2014, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $4.9 million, compared to an unrealized loss of $11.9 million for the same period in 2013. The increase in fair value for the three and nine month periods ended September 30, 2014 is the result of the continuing low long term interest rates.

Financial Condition

Cash and cash equivalents. Cash and cash equivalents increased $781 thousand during the first nine months of 2014. The Company expects these levels to remain steady over the next few months.

Securities. Securities available-for-sale decreased by $18.1 million since December 31, 2013.  As securities matured and were paid down, the proceeds were used to fund increases in the loan portfolio as well as withdrawals on deposit accounts.

Loans. Gross loans increased $16.3 million since December 31, 2013. Most of the increase occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios. The increase in loan balances was not enough to overcome the low interest rate environment that caused loan income to remain equal for the first nine months of 2014 and 2013.  On a fully tax equivalent basis, loans contributed $23.4 million of total interest income during both nine month periods ended September 30, 2014 and 2013.

 Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below for quarters prior to the current quarter ended September 30, 2014.  For the current quarter, recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
Nonperforming loans	$7,218	$8,140	$8,494	$9,091	$9,124
Nonperforming loans as a % of total loans	1.12%	1.28%	1.36%	1.44%	1.49%
Loans delinquent 30-89 days	$4,938	$3,460	$2,473	$3,600	$2,348
Loans delinquent 30-89 days as a % of total loans	0.76%	0.54%	0.39%	0.57%	0.38%
Allowance for loan losses	$7,333	$7,356	$7,387	$7,568	$7,369
Allowance for loan losses as a % of loans	1.13%	1.15%	1.18%	1.20%	1.21%
Allowance for loan losses as a % of nonperforming loans	101.58%	90.37%	86.97%	83.25%	80.77%
Annualized net charge-offs to average net loans outstanding	0.28%	0.21%	0.34%	0.22%	0.38%
Non-performing assets	$7,600	$8,492	$8,668	$9,262	$9,332
Non-performing assets as a % of total assets	0.67%	0.75%	0.76%	0.81%	0.81%
Net charge-offs for the quarter	$448	$331	$511	$326	$561

For the three months ended September 30, 2014, management recorded a $425 thousand provision for loan losses, compared to providing $340 thousand over the same three month period in the prior year. The larger provision recorded for the three month period ended September 30, 2014 was primarily a result of the loan portfolio’s growth and increased net charge-offs.  The percentage of growth in total loans was more than the provision for the three month period ended September 30, 2014 as compared to the same period in 2013. As a result, the ratio of allowance for loan losses to gross loans declined from 1.2% at September 30, 2013 to 1.1% at September 30, 2014.  In support of the lower allowance for loan losses to gross loans ratio, the Bank had an improved ratio of non-performing loans as a percentage of total loans from 1.5% at September 30, 2013 to 1.1% at September 30, 2014. Net charge-offs were $448 thousand and exceeded the provision by $23 thousand during the quarter ended September 30, 2014.

For the nine month period ended September 30, 2014, a $1.1 million provision was recorded compared to $765 thousand for the first nine months of 2013.  The larger provision for the nine month period in the current year was primarily the result of a combined $1.3 million of net charge-offs.  The consumer and residential real estate portfolios received most of the allocation of the allowance for loan losses for the nine month period ended September 30, 2014.  The increase to the provision in the first nine months of 2014 was due to charge-offs and other factors mentioned in the previous paragraph.  In addition, net charge offs exceeded the provision during the nine month period ended September 30, 2014 by $235 thousand.  Also, loans 30–89 days delinquent increased $2.6 million to $4.9 million since September 30, 2013.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at September 30, 2014 is adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits decreased $2.2 million from $915.2 million at December 31, 2013 to $913.0 million at September 30, 2014, as customers begin to move some cash into other investment options.  Time deposits decreased $15.8 million and were offset by an increase in non-interest bearing demand and savings deposits of $13.1 million during the first nine month period of 2014, making up the majority of the deposits decrease. The Company’s strategy is to maintain deposit balances while pricing deposit rates to remain competitive within the market. At September 30, 2014, core deposits, which include, savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits represented approximately 91% of total deposits.

Borrowings. Total borrowings decreased $10.8 million, or 10.6%, since December 31, 2013. The decrease in borrowings is the result of a $3.6 million decrease in securities sold under repurchase agreements and a $6.0 million decrease in Federal Funds Purchased at September 30, 2014 as public entities moved funds between securities sold under repurchase agreements and other investment accounts in an effort to maximize returns.

Capital Resources. Total stockholders’ equity increased to $121.4 million, or 10.7% of total assets, at September 30, 2014, an increase of $8.4 million, or 7.4%, compared to $113.0 million at December 31, 2013.  Contributing to the increase is $4.9 million improvement in the mark to market adjustment in the securities available for sale portfolio due to decreases in long-term interest rates during the period and a $5.1 million increase in retained net income.  Shareholders have received $0.03 per share in cash dividends each quarter over the last four quarters. Book value per share increased from $6.02 per share at December 31, 2013 to $6.54 per share at September 30, 2014.  The Company’s tangible book value per share also increased from $5.47 per share at December 31, 2013 to $6.02 per share at September 30, 2014.  The increases in book value and tangible book value per share were also the result of the mark to market adjustments in the securities available for sale portfolio and the increases to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. As of September 30, 2014 the Company’s total risk-based capital ratio stood at 16.54%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.52% and 9.89%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2014.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At September 30, 2014, these lines of credit totaled $25.0 million of which the Bank had not borrowed against these lines. In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. The outstanding balance at September 30, 2014 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of September 30, 2014, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $18.6 million with additional borrowing capacity of approximately $91.4 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first nine months of 2014, net cash provided by investing activities amounted to $8.8 million, compared to $21.2 million used in the same period in 2013.  Proceeds from maturities and repayments of securities available for sale were down to $35.9 million from $62.4 million during the first nine months of 2013.  Proceeds from sales of securities available for sale amounted to $34.2 million provided during the first nine months of 2014 compared to $55.6 million provided during the same period in 2013.  Cash used to purchase investment securities totaled $42.5 million during the nine month period ended September 30, 2014 compared to $111.7 million used during the same period in 2013.  There was $8.0 million less used by net loan originations and payments during the first nine months of 2014 compared to the first nine months of 2013. The cash used by lending activities during this and last year’s first nine month periods can be attributed to the positive activity in the consumer real estate and commercial loan portfolios.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used in financing activities amounted to $16.4 million for the first nine months of 2014, compared to $9.1 million provided by financing activities for the same period in 2013. This increase in cash used can be attributed to the change in net change in short-term borrowings, deposits and FHLB advance borrowings. During the nine month period ended September 30, 2014 cash used by short-term borrowings was $9.6 million compared to $18.4 million provided during the same nine month period in 2013. Deposits used $15.6 million during the first nine months of 2013 compared to $2.2 million used in the current year. There was also $10 million provided by FHLB advances during the first nine months of 2013 compared to none in 2014.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $147.4 million at September 30, 2014 and $134.3 at December 31, 2013.  Additionally, the Company has committed up to a $3 million subscription in a Small Business Investment Company fund (SBIC).  At September 30, 2014 the Company had invested $1.3 million in this fund.

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

Changes In Interest Rate (basis points)	September 30, 2014 Result	December 31, 2013 Result	ALCO Guidelines
Net Interest Income Change
+300	2.5%	-3.3%	15%
+200	2.0%	-1.9%	10%
+100	1.1%	-0.8%	5%
-100	-4.1%	-2.8%	5%
Net Present Value Of Equity Change
+300	-11.3%	-8.7%	20%
+200	-7.3%	-3.8%	15%
+100	-4.6%	-0.5%	10%
-100	-10.8%	-11.2%	10%

The results of the simulation indicate that in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using September 30, 2014 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points. This was primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The remaining results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 29, 2014, the Company announced that its Board of Directors approved a voluntary odd-lot buyback program.  Shareholders who own 99 or fewer shares of the Company’s common stock are eligible to participate in the buyback.  The program authorizes the purchase of 38,596 shares.  There were no share purchases settled during the three month period ended September 30, 2014.

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions.

The following table summarizes the treasury stock activity under the program during the three month period ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
July 1-31	0	$0	0	920,000
August 1-31	148,000	$7.65	148,000	772,000
September 1-30	73,500	$7.87	73,500	698,500
Total	221,500	$7.72	221,500	698,500

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 6, 2014

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 6, 2014

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer