Form 10-K
period 2014-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2015-02-27
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the estimated aggregate market value of the ’registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $146.3 million based upon the last sales price as of June 30, 2014 reported on NASDAQ. (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

As of February 23, 2015, the registrant had outstanding 18,408,612 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2015	III
Annual Meeting of Shareholders

Portions of the registrant’s definitive proxy statement for the 2012	III
Annual Meeting of Shareholders

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1. Business.

General

Farmers National Banc Corp.

Farmers National Banc Corp. (the “Company,” “Farmers,” “we,” “our” or “us”), is a one-bank holding company organized in 1983 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company operates principally through its wholly-owned subsidiaries, The Farmers National Bank of Canfield (the “Bank” or “Farmers Bank”), Farmers Trust Company (“Trust” or “Farmers Trust”) and National Associates, Inc. (“NAI”). Farmers National Insurance, LLC (“Insurance” or “Farmers Insurance”) and Farmers of Canfield Investment Co. (“Investments or “Farmers Investments”) are wholly-owned subsidiaries of the Bank. The Company and its subsidiaries operate in the domestic banking, trust, retirement consulting, insurance and financial management industries.

The Company’s principal business consists of owning and supervising its subsidiaries. Although Farmers’ directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. Farmers and its subsidiaries had 327 full-time equivalent employees at December 31, 2014.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341. Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.” Farmers’ business activities are managed and financial performance is primarily aggregated and reported in three lines of business, the Bank segment, the Trust segment and the Retirement planning/consulting segments. For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2014, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

The Farmers National Bank of Canfield

The Bank is a full-service national banking association engaged in commercial and retail banking mainly in Mahoning, Trumbull, Columbiana and Stark Counties in Ohio. The Bank’s commercial and retail banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines, internet banking, travel cards, “E” Bond transactions, MasterCard and Visa credit cards, brokerage services and other miscellaneous services normally offered by commercial banks.

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2014, is discussed in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

The Bank faces significant competition in offering financial services to customers. Ohio has a high density of financial service providers, many of which are significantly larger institutions that have greater financial resources than the Bank, and all of which are competitors to varying degrees. Competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. Additional competition for deposits comes from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

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

Farmers of Canfield Investment Company

Farmers of Canfield Investment Company was formed during 2014 with the primary purpose of investing in municipal securities. Farmers Investments is a subsidiary of Farmers Bank and does not account for a material portion of the revenue and, therefore, will not be discussed individually, but as part of the Bank.

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

●

the Consumer Financial Protection Bureau has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

●	the Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption;
●	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;
●

the Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

●

the prohibition on the payment of interest on demand deposits has been repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

●

the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and non-interest-bearing transaction accounts had unlimited deposit insurance through January 1, 2013;

●

bank holding companies, such as Farmers, are required to be well capitalized and well managed and must continue to be both well capitalized and well managed in order to acquire banks located outside their home state;

●

the Dodd-Frank Act extended the application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital under certain circumstances;

●

new corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

●

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

●	the authority of the Federal Reserve Board to examine bank holding companies and their non-bank subsidiaries was expanded.

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

The following is a summary of the other major changes from the current general risk-based capital rule:

●	replacement of the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach;
●

stricter limitations on the extent to which mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions may be included in common equity tier 1 capital and the risk weight to be assigned to any amounts of such assets not deducted; and

●	increased risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and selected other changes in risk weights and credit conversion factors.

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

As of December 31, 2014, approximately 61.2% of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers. General difficulties in our real estate markets have recently contributed to increases in our non-performing loans, charge-offs, and decreases in our income.

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

As of December 31, 2014, approximately 18.1% of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits – savings and money market accounts, time deposits less than $100 thousand and demand deposits—comprised approximately 91.1% of total deposits at December 31, 2014. Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $234 million at December 31, 2014. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

Farmers National Bank Property

The Bank’s main office is located at 20 and 30 S. Broad Street, Canfield, Ohio. The other locations of Farmers Bank are:

Office Building	40 & 46 S. Broad St., Canfield, Ohio
Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio
Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio
Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio
Colonial Plaza Office	401 E. Main St. Canfield, Ohio
Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio
Salem Office	1858 E. State Street, Salem, Ohio
Columbiana Office	340 State Rt. 14, Columbiana, Ohio
Damascus Office	29053 State Rt. 62 Damascus, Ohio
Poland Office	106 McKinley Way West, Poland, Ohio
Niles Office	1 South Main Street, Niles, Ohio
Niles Drive Up	170 East State Street, Niles, Ohio
Girard Office	121 North State Street, Girard, Ohio
Eastwood Office	5845 Youngstown-Warren Rd, Niles, Ohio
Mineral Ridge Office	3826 South Main Street, Mineral Ridge, Ohio
Niles Operation Center	51 South Main Street, Niles, Ohio
Canton Office	4518 Fulton Dr., Canton, Ohio
McClurg Road Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio
Fairlawn Office	2820 W. Market St., Suite 120, Akron, Ohio
Wealth Management Building	2 S. Broad Street, Canfield, Ohio

The Bank owns all locations except the Colonial Plaza, Canton and Fairlawn offices, which are leased.

Farmers Trust Company Property

Farmers Trust Company operates from two locations owned by the Bank:

Boardman Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio

Farmers National Insurance, LLC Property

Farmers National Insurance operates from one location which is owned by the Bank:

Wealth Management Building	2 S. Broad Street, Canfield, Ohio

National Associates, Inc. Property

National Associates, Inc. operates from one location which is leased:

Rocky River Office	20325 Center Ridge Rd., Cleveland, Ohio

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market. Farmers had 18,408,612 common shares outstanding and approximately 3,143 holders of record of common shares at February 23, 2015. The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.  Certain limitations and restrictions on the ability of Farmers to continue to pay quarterly dividends are described under the caption “Capital Resources” in Item 7 of this Part II, and under the caption “Dividends and Transactions with Affiliates” in Item 1 of Part I.

Quarter Ended	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
High	$7.75	$7.89	$8.71	$8.68
Low	$6.53	$7.35	$7.10	$7.40
Cash dividends paid per share	$0.03	$0.03	$0.03	$0.03

Quarter Ended	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
High	$6.90	$6.70	$6.58	$6.59
Low	$6.13	$5.81	$6.10	$6.11
Cash dividends paid per share	$0.03	$0.03	$0.03	$0.03

Purchases of Common Shares by Farmers.

In September 2012, the Company announced that its Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to 920,000 shares of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). The Program may be modified, suspended or terminated by the Company at any time. During the course of 2014, 2013 and 2012 the Company repurchased 372,368 shares, 247,845 shares and 7,221 shares of its common stock.

The following table summarizes the treasury stock activity under the program during the year ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at December 31, 2013			255,066	664,934
August 1-31	148,000	$7.65	148,000	516,934
September 1-30	73,500	7.87	73,500	443,434
October 1-31	150,868	7.77	150,868	292,566
Balance at December 31, 2014	372,368	$7.74	627,434	292,566

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

(Table Dollar Amounts in Thousands except Per Share Data)

For the Years Ending December 31,	2014	2013	2012	2011	2010

Summary of Earnings
Total Interest and Dividend Income (including fees on loans)	$40,915	$40,959	$43,110	$44,434	$48,365
Total Interest Expense	4,579	5,063	6,212	7,837	10,998
Net Interest Income	36,336	35,896	36,898	36,597	37,367
Provision for Loan Losses	1,880	1,290	725	3,650	8,078
Noninterest Income (1)	15,303	13,914	12,578	12,539	13,210
Noninterest Expense	38,162	39,057	35,764	33,728	30,964
Income Before Income Taxes	11,597	9,463	12,987	11,758	11,535
Income Taxes	2,632	1,683	3,055	2,540	2,544
NET INCOME	$8,965	$7,780	$9,932	$9,218	$8,991

Per Share Data
Basic earnings per share	$0.48	$0.41	$0.53	$0.50	$0.66
Diluted earnings per share	0.48	0.41	0.53	0.50	0.66
Cash Dividends Paid	0.12	0.12	0.18	0.12	0.12
Book Value at Year-End	6.71	6.02	6.43	6.10	6.45
Tangible Book Value (2)	6.23	5.47	6.11	5.76	5.95

Balances at Year-End
Total Assets	$1,136,967	$1,137,326	$1,139,695	$1,067,871	$982,751
Earning Assets	1,074,434	1,076,073	1,082,078	1,014,997	915,224
Total Deposits	915,703	915,216	919,009	840,125	761,050
Short-Term Borrowings	59,136	81,617	79,886	98,088	105,634
Long-Term Borrowings	28,381	19,822	10,423	11,263	24,733
Loans Held for Sale	511	158	3,624	677	0
Net Loans	656,220	623,116	578,963	561,986	581,060
Total Stockholders' Equity	123,560	113,007	120,792	114,445	88,048

Average Balances
Total Assets	$1,141,047	$1,141,770	$1,118,322	$1,035,392	$1,030,516
Total Stockholders' Equity	120,352	116,735	118,011	105,276	85,968

Significant Ratios
Return on Average Assets (ROA)	0.79%	0.68%	0.89%	0.89%	0.87%
Return on Average Equity (ROE)	7.45	6.66	8.42	8.76	10.46
Average Earning Assets/Average Assets	93.02	92.90	92.13	92.64	92.28
Average Equity/Average Assets	10.55	10.22	10.55	10.17	8.34
Loans/Deposits	72.50	68.91	63.83	68.06	77.57
Allowance for Loan Losses/Total Loans	1.15	1.20	1.30	1.72	1.58
Allowance for Loan Losses/Nonperforming Loans	89.99	83.25	93.01	89.19	104.56
Efficiency Ratio (On tax equivalent basis)	70.24	74.82	69.94	67.14	61.10
Net Interest Margin	3.59	3.58	3.76	4.01	4.10
Dividend Payout Rate	24.95	28.89	34.05	24.31	18.08
Tangible Common Equity Ratio (3)	10.17	9.11	10.12	10.18	8.31
(1)	Noninterest income includes a securities impairment charge of $3 thousand and $11 thousand for the years ended December 31, 2013 and 2011
(2)	Tangible book value per share is Total Stockholders’ Equity minus goodwill and other intangible assets divided by the number of shares outstanding.

(3)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S.GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, our tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non U.S.GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S.GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of December 31, 2014, reconciliations of tangible common equity to U.S.GAAP total common stockholders’ equity and tangible assets to U.S.GAAP total assets are set forth below:

Reconciliation of Common Stockholders’ Equity to Tangible Common Equity

December 31,	2014	2013	2012	2011	2010
Stockholders' Equity	$123,560	$113,007	$120,792	$114,445	$88,048
Less Goodwill and other intangibles	8,813	10,343	6,032	6,441	6,920
Tangible Common Equity	$114,747	$102,664	$114,760	$108,004	$81,128

Reconciliation of Total Assets to Tangible Assets

December 31,	2014	2013	2012	2011	2010
Total Assets	$1,136,967	$1,137,326	$1,139,695	$1,067,871	$982,751
Less Goodwill and other intangibles	8,813	10,343	6,032	6,441	6,920
Tangible Assets	$1,128,154	$1,126,983	$1,133,663	$1,061,430	$975,831

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,		2014			2013			2012

	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (3) (5)	$631,011	$31,390	4.97%	$595,560	$31,211	5.24%	$564,952	$32,249	5.71%
Taxable securities (2)	332,273	7,282	2.19	351,898	7,062	2.01	334,470	8,099	2.42
Tax-exempt securities (2) (5)	81,529	3,839	4.71	87,001	4,487	5.16	73,979	4,308	5.82
Equity securities (4) (5)	4,282	190	4.44	4,323	196	4.53	4,363	206	4.72
Federal funds sold and other cash	12,331	19	0.15	21,964	35	0.16	52,585	100	0.19
Total earning assets	1,061,426	42,720	4.02	1,060,746	42,991	4.05	1,030,349	44,962	4.36

NONEARNING ASSETS

Cash and due from banks	20,355			20,085			21,171
Premises and equipment	17,392			17,912			17,663
Allowance for Loan Losses	(7,338)			(7,451)			(9,017)
Unrealized gains on securities	(2,003)			2,623			13,766
Other assets (1)	51,215			47,855			44,390
Total Assets	$1,141,047			$1,141,770			$1,118,322

INTEREST-BEARING LIABILITIES

Time deposits	$217,126	$3,506	1.61%	$230,232	$3,858	1.68%	$247,428	$4,700	1.90%
Savings deposits	408,956	466	0.11	415,179	664	0.16	413,497	976	0.24
Demand deposits	127,066	36	0.03	124,990	38	0.03	116,409	43	0.04
Short term borrowings	72,870	46	0.06	91,653	51	0.06	93,730	103	0.11
Long term borrowings	21,240	525	2.47	16,597	452	2.72	10,568	390	3.69
Total Interest-Bearing Liabilities	847,258	4,579	0.54	878,651	5,063	0.58	881,632	6,212	0.70

NONINTEREST-BEARING LIABILITIES
AND STOCKHOLDERS' EQUITY

Demand deposits	163,644			140,111			114,616
Other Liabilities	9,793			6,273			4,063
Stockholders' equity	120,352			116,735			118,011
Total Liabilities and
Stockholders' Equity	$1,141,047			$1,141,770			$1,118,322

Net interest income and interest
rate spread		$38,141	3.48%		$37,928	3.47%		$38,750	3.66%

Net interest margin			3.59%			3.58%			3.76%
(1)	Non-accrual loans and overdraft deposits are included in other assets.

(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)

Interest on loans includes fee income of $2.5 million, $2.4 million and $2.2 million for 2014, 2013 and 2012 respectively and is reduced by amortization of $2.1 million, $2.1 million and $1.9 million for 2014, 2013 and 2012 respectively.

(4)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(5)

For 2014, adjustments of $489 thousand and $1.3 million were made to tax equate income on tax exempt loans and tax exempt securities. For 2013, adjustments of $494 thousand and $1.5 million were made to tax equate income on tax exempt loans and tax exempt securities. For 2012, adjustments of $375 thousand and $1.5 million were made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2014 change from 2013			2013 change from 2012
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$179	$1,858	$(1,679)	$(1,038)	$1,747	$(2,785)
Taxable securities	220	(394)	614	(1,037)	422	(1,459)
Tax-exempt securities	(648)	(282)	(366)	179	758	(579)
Equity securities	(6)	(2)	(4)	(10)	(2)	(8)
Funds sold and other cash	(16)	(15)	(1)	(65)	(58)	(7)
Total interest income	$(271)	$1,165	$(1,436)	$(1,971)	$2,867	$(4,838)

Interest Expense
Time deposits	$(352)	$(220)	$(132)	$(842)	$(327)	$(515)
Savings deposits	(198)	(10)	(188)	(312)	4	(316)
Demand deposits	(2)	1	(3)	(5)	3	(8)
Short term borrowings	(5)	(10)	5	(52)	(2)	(50)
Long term borrowings	73	126	(53)	62	222	(160)
Total interest expense	$(484)	$(113)	$(371)	$(1,149)	$(100)	$(1,049)

Increase (decrease) in tax equivalent
net interest income	$213	$1,278	$(1,065)	$(822)	$2,967	$(3,789)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2014, 2013 and 2012. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

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

Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on those forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements:

●	general economic conditions in market areas where Farmers conducts business, which could materially impact credit quality trends;
●	business conditions in the banking industry;

●	the regulatory environment;
●	fluctuations in interest rates;
●	demand for loans in the market areas where Farmers conducts business;
●	rapidly changing technology and evolving banking industry standards;
●	competitive factors, including increased competition with regional and national financial institutions;
●	new service and product offerings by competitors and price pressures; and
●	other similar items.

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013.

The Company’s net income totaled $9.0 million during 2014, compared to $7.8 million for 2013. On a per share basis, diluted earnings per share were $0.48 as compared to $0.41 diluted earnings per share for 2013. Common comparative ratios for results of operations include the return on average assets and return on average stockholders’ equity. For 2014, the return on average equity was 7.45%, compared to 6.66% for 2013. The return on average assets was 0.79% for 2014 and 0.68% for 2013.

The results for 2014 included $457 thousand in gains on sales of securities, compared to $863 thousand in 2013.

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

NAI contributed $1.8 million of gross revenues to the Company resulting in a net loss of $671 thousand for the year ended December 31, 2014.  The net loss was mainly due to the $764 thousand goodwill impairment charge. The goodwill was partially impaired as described in Note 6, by an amount equal to the reduction in the contingent consideration payable. The two adjustments offset resulting in a zero impact to the Company’s consolidated statements of income for year ended December 31, 2014.

During January of 2015, the Company announced a definitive agreement had been reached to acquire National Bancshares Corporation, the holding company of First National Bank of Orrville and will be merged with and into Farmers National Bank of Canfield.  At the completion of the transaction, which is expected to occur during the first quarter of 2015, First National Bank of Orrville branches will become branches of Farmers National Bank of Canfield. Pursuant to the Agreement, each shareholder of National Bancshares will be entitled to elect to receive either $32.15 per share in cash or 4.034 shares of Farmers’ common stock, subject to an overall limitation of 80% of the shares being exchanged for stock and 20% for cash.  Based on Farmers’ volume weighted average stock price over the last 20 trading days of $7.97, as of January 26, 2015, the transaction is valued at approximately $74.0 million.  The merger is expected to qualify as a tax-free reorganization for those shareholders electing to receive Farmers’ stock.  The transaction is subject to receipt of National Bancshares’ shareholder approval, the Company’s shareholder approval and customary regulatory approvals. The Company estimates that, following the closing, it will have approximately $1.7 billion in assets and 33 banking locations throughout Ohio.  Farmers expects the transaction to be accretive to earnings per share in the first full year of operations, excluding any one-time restructuring charges, and that the Bank will exceed “well-capitalized” thresholds under all regulatory definitions. The transaction helps the Company achieve additional operating scale and drive earnings per share growth as the management team continues to focus on achieving above-average returns for shareholders. In addition to the financial benefits, the merger is a significant step in the Company’s strategy to expand the Bank’s footprint.  The combined company will create a top-performing Midwest community bank that has the scale, product depth and efficiency to compete effectively and deliver best-in-class service to customers, while providing employees with a compelling corporate culture and enhanced advancement potential.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For 2014, taxable equivalent net interest income increased $213 thousand, or 0.56%, from 2013. Interest-earning assets averaged $1.061 billion during 2014, increasing $680 thousand compared to 2013. The Company’s interest-bearing liabilities decreased 3.57% from $878.7 million in 2013 to $847.3 million in 2014.

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

The profit margin, or spread, on invested funds is a key performance measure. The Company monitors two key performance indicators - net interest spread and net interest margin. The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest spread in 2014 was 3.48%, increasing from 3.47% in 2013. The net interest margin represents the overall profit margin – net interest income as a percentage of total interest-earning assets. This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds. For 2014, the net interest margin, measured on a fully taxable equivalent basis, increased to 3.59%, compared to 3.58% in 2013.

The increase in net interest margin is largely a result of interest bearing liabilities repricing at lower rates. As long term time deposits mature they are being renewed at lesser rates or moving to more liquid accounts at lower interest rates. Total taxable equivalent interest income was $42.7 million for 2014, which is $271 thousand less than the $43.0 million reported in 2013. In comparing the years ending December 31, 2014 and 2013, yields on earning assets decreased 3 basis points while the cost of interest bearing liabilities decreased similarly at 4 basis points. Average loans increased $35.5 million, or 5.95%, in 2014, however the yields decreased from 5.24% in 2013 to 4.97% in 2014. Tax equated income from securities, federal funds and other decreased $450 thousand, or 3.82%, in 2014. Even though tax equated income decreased Farmers saw its yields on these assets increase from 2.53% in 2013 to 2.63% in 2014, with taxable securities increasing 18 basis points. This can be attributed to a reduction in amortization expense due to the reduction of prepayments in the mortgage backed security portfolio. The average balance of investment securities and federal funds sold decreased from $465.2 million in 2013 to $430.4 million in 2014.

Total interest expense amounted to $4.6 million for 2014, a 9.6% decrease from $5.1 million reported in 2013. The decrease in 2014 is the result of lower rates of interest paid on interest-bearing deposits and repurchase agreements. The cost of interest-bearing liabilities decreased from 0.58% in 2013 to 0.54% in 2014.

Management will continue to evaluate future changes in interest rates and the shape of the treasury yield curve so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.

Noninterest Income

Total noninterest income increased by $1.4 million in 2014. The increase in noninterest income is due to several factors. Retirement plan consulting fees increased to $1.8 million compared to $628 thousand in 2013, reflecting a full twelve months this year compared to six months of income earned from the newly acquired entity, NAI in 2013. Service charges on deposit accounts increased from $2.4 million in 2013 to $2.6 million in 2014 as the Company made adjustments to the service charge structure of its deposit accounts. Trust fees also increased $509 thousand, insurance agency commissions increased $111 thousand and investment commissions increased $37 thousand, as management continues to focus on diversifying revenue sources to decrease the reliance on net interest income as the main driver of revenue.

Noninterest Expenses

Noninterest expense for 2014 was $38.2 million, compared to $39.1 million in 2013, representing a decrease of $895 thousand, or 2.3%. Most of the decrease was a result of a 5.3% decrease in salary and employee benefits, mainly due to severance costs recorded in 2013 and not in 2014.  State and local taxes decreased $435 thousand to $878 thousand in 2014 compared to $1.3 million in 2013. The decrease is the result of the new and reduced financial institution’s tax rate by the state of Ohio in 2014. Merger related costs also decreased $330 thousand in 2014.

Professional fees increased 10.8% as a result of corporate legal and consulting fees related to compensation practices and other business advisory fees. Intangible amortization increased $143 thousand as a result of a full twelve months of amortization of intangible assets related to the acquisition of NAI. Advertising increased $201 thousand.

The Company’s tax equivalent efficiency ratio for the twelve month period ended December 31, 2014 was 70.24%, compared to 74.82% for the same period in 2013. The main factor leading to the improvement in the efficiency ratio was the decrease in noninterest expenses and increase in noninterest income as explained earlier in this section. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of tax equivalent net interest income plus non-interest income, excluding security gains and losses and intangible amortization. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes

Income tax expense totaled $2.6 million for 2014 and $1.7 million in 2013. Income taxes are computed using the appropriate effective tax rates for each period. The increase in the current year tax expense can be mainly attributed to the $2.1 million increase in income before taxes. The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income. The effective income tax rate was 22.7% for 2014 and 17.8% for 2013. The effective tax rate increase compared to the same period in 2013 was primarily due to an increase in taxable noninterest income relative to tax exempt income from securities, loans and bank owned life insurance. Refer to Note 14 to the consolidated financial statements for additional information regarding the effective tax rate.

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

Noninterest Income

Total noninterest income increased by $1.3 million in 2013. The increase in noninterest income is due to several factors. Retirement plan consulting fees increased to $477 thousand compared to none in 2012 reflecting the income earned from the newly acquired entity, NAI. Service charges on deposit accounts increased from $2.0 million in 2012 to $2.4 million in 2013 as the Company made adjustments to the service charge structure of its deposit accounts. Bank owned life insurance income increased $170 thousand as the Company received tax free death benefits, which are included in income. Insurance agency commissions also increased $119 thousand and trust fees increased $86 thousand, as management continues to focus on diversifying revenue sources to decrease the reliance on net interest income as the main driver of revenue. Other operating income also increased $406 thousand, which is primarily the result of a gain on the sale of land that was owned by the Company.

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

Along with its liquid assets, Farmers has additional sources of liquidity available which help to insure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at two major domestic banks. At December 31, 2014, Farmers had not borrowed against these lines of credit. Management feels that its liquidity position is more than adequate and will continue to monitor the position on a monthly basis. The Company also has additional borrowing capacity with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Company views its membership in the FHLB as a solid source of liquidity. As of December 31, 2014, the Bank is eligible to borrow an additional $81.9 million from the FHLB under various fixed rate and variable rate credit facilities. Advances outstanding from the FHLB at December 31, 2014 amounted to $28.4 million.

Farmers’ primary investing activities are originating loans and purchasing securities. During 2014, net cash provided by investing activities amounted to $6.2 million, compared to $28.0 million used in 2013. Net increases in loans were $35.4 million in 2014, compared to $45.5 in 2013. The cash used by lending activities during 2014 can be attributed to the activity in the commercial real estate, residential real estate and commercial loan portfolios. Purchases of securities available for sale were $64.4 million in 2014, compared to $149.9 million in 2013 and proceeds from maturities and sales of securities available for sale were $106.6 million in 2014, compared to $169.0 million in 2013. There was $2.1 million used to purchase National Associates Inc. during the year ended December 31, 2013.

Farmers’ primary financing activities are obtaining deposits, repurchase agreements and other borrowings. Net cash used in financing activities amounted to $18.5 million for 2014, compared to $3.5 million provided in 2013. The majority of this change can be attributed to the change in short-term borrowings. Short-term borrowings decreased $22.5 million in 2014 compared to an $1.7 million increase in 2013. The Company used $1.6 million for the acquisition of treasury shares in 2013 compared to $2.9 million in 2014. Deposits provided $487 thousand during 2014 and used $3.8 million during 2013.

Loan Portfolio

Maturities and Sensitivities of Loans to Interest Rates

The following schedule shows the composition of loans and the percentage of loans in each category at the dates indicated. Balances include unamortized loan origination fees and costs.

Years Ended December 31,	2014		2013		2012		2011		2010
Commercial Real Estate	$222,573	33.5%	$217,362	34.4%	$200,651	34.2%	$198,041	34.6%	$203,894	34.5%
Commercial	120,150	18.1	105,023	16.7	97,112	16.6	74,875	13.1	76,635	13.0%
Residential Real Estate	183,853	27.7	170,151	27.0	156,182	26.6	167,031	29.2	177,067	30.0%
Consumer	137,276	20.7	138,148	21.9	132,647	22.6	131,859	23.1	132,771	22.5%
Total Loans	$663,852	100.0%	$630,684	100.0%	$586,592	100.0%	$571,806	100.0%	$590,367	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for commercial and commercial real estate loans listed above as of December 31, 2014:

Types of Loans	1 Year or less	1 to 5 Years	Over 5 Years
Commercial	$25,770	$45,518	$48,862
Commercial Real Estate	$63,651	$131,357	$27,565

The amounts of commercial and commercial real estate loans as of December 31, 2014, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$76,814	$118,151	$194,965
Fixed Rates of Interest	12,607	135,151	147,758
Total Loans	$89,421	$253,302	$342,723

Total loans were $663.9 million at year-end 2014, compared to $630.7 million at year-end 2013. This represents an increase of 5.3%. The increase in loans has mainly occurred in the commercial, residential real estate and commercial real estate loan portfolios. Loans comprised 59.5% of the Bank’s average earning assets in 2014, compared to 56.1% in 2013. The product mix in the loan portfolio includes commercial loans comprising 18.1%, residential real estate loans 27.7%, commercial real estate loans 33.5% and consumer loans 20.7% at December 31, 2014 compared with 16.7%, 27.0%, 34.4% and 21.9%, respectively, at December 31, 2013.

Loans contributed 73.5% of total taxable equivalent interest income in 2014 and 72.6% in 2013. Loan yields were 4.97% in 2014, 95 basis points greater than the average rate for total earning assets. Management recognizes that while the loan portfolio holds some of the Bank’s’ highest yielding assets, it is inherently the most risky portfolio. Accordingly, management attempts to balance credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process. To minimize risks associated with changes in the borrower’s future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral. Commercial loans at December 31, 2014 increased 14.4% from year-end 2013 with outstanding balances of $120.2 million. The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank. The mix is diverse, covering a wide range of borrowers, business types and local municipalities. The Bank monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Residential real estate mortgage loans increased 8.1% to $183.9 million at December 31, 2014, compared to $170.2 million in 2013. Farmers originated both fixed rate and adjustable rate mortgages during 2014. Fixed rate terms are generally limited to fifteen year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial real estate loans increased from $217.4 million at December 31, 2013 to $222.6 million at December 31, 2014, an increase of 2.4%.  The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate.  These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers.

The growth in the commercial and commercial real estate loan portfolios was consistent with the improvements in the local economy. Several new projects announced in the Mahoning Valley and Stark County, along with decreased levels of unemployment have led small business owners to expand or make additional investments in their operations.

Summary of Loan Loss Experience

The following is an analysis of the allowance for loan losses for the periods indicated:

Years Ended December 31,	2014	2013	2012	2011	2010
Balance at Beginning of Year	$7,568	$7,629	$9,820	$9,307	$7,400
Charge-Offs:
Commercial Real Estate	(151)	(505)	(1,225)	(1,246)	(1,910)
Commercial	(185)	(99)	(918)	(414)	(2,898)
Residential Real Estate	(585)	(326)	(806)	(1,736)	(760)
Consumer	(2,213)	(1,723)	(1,002)	(1,125)	(1,177)
Total Charge-Offs	(3,134)	(2,653)	(3,951)	(4,521)	(6,745)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	125	171	253	44	26
Commercial	29	262	50	39	8
Residential Real Estate	77	47	104	452	2
Consumer	1,087	822	628	849	538
Total Recoveries	1,318	1,302	1,035	1,384	574
Net Charge-Offs	(1,816)	(1,351)	(2,916)	(3,137)	(6,171)
Provision For Loan Losses	1,880	1,290	725	3,650	8,078
Balance at End of Year	$7,632	$7,568	$7,629	$9,820	$9,307
Ratio of Net Charge-Offs to Average
Loans Outstanding	0.28%	0.23%	0.52%	0.56%	1.02%

Provisions charged to operations amounted to $1.9 million in 2014, compared to $1.3 million in 2013, an increase of $590 thousand. This increase is primarily due to an increase in the level of charge-offs and the overall $33.2 million increase in total loans, which are factors considered in management’s estimate of loan loss provisions and the adequacy of the allowance for loan losses. Net charge-offs for the year ended December 31, 2014 were $1.8 million, $465 thousand higher than net charge-offs for the year ended December 31, 2013. The allowance for loan losses to total loans decreased from 1.20% at December 31, 2013 to 1.15% at December 31, 2014.  Conversely, nonperforming loans to total loans decreased from 1.44% at December 31, 2013 to 1.28% at December 31, 2014. The change in this ratio was the result of a decrease in nonperforming loans of $596 thousand from December 31, 2013. In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters. The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.

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

The allowance for loan losses increased $64 thousand during the year. Aside from the various credit quality metrics discussed above, another reason for the increase in the current year allowance for loan losses was an increase in probable incurred losses associated with the commercial loan portfolio. At December 31, 2014, loans individually evaluated for impairment totaled $1.9 million with an allowance allocation of $272 thousand compared to commercial loans individually evaluated for impairment of $2.4 million with an allowance for loan losses of $110 thousand at December 31, 2013. The commercial real estate loan portfolio experienced a negative provision of $50 thousand, even though the portfolio’s loan balances increased by 2.2% during 2014.  This can be attributed to the reduction in adversely classified commercial real estate loans during the year. The commercial loan portfolio’s allowance for loan losses had a provision of $357 thousand and the residential real estate loan portfolio had a provision of $233 thousand while the consumer loan portfolio had a provision of $1.4 million for year ended December 31, 2014. Impaired loans are carried at the fair value of the underlying collateral, less estimated disposition costs, if repayment of the loan is expected to be solely dependent on the sale of the collateral. Otherwise, impaired loans are carried at the present value of expected cash flows.

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

The ratio of the allowance for loan losses to non-performing loans at December 31, 2014 was 89.99%, compared to 83.25% at December 31, 2013. The decrease in non-performing loans is primarily related to the commercial and consumer loan portfolios. The non-performing consumer loans decreased $150 thousand during 2014. The balance in the allowance for loan losses remained at $7.6 million or 1.15% of loans at December 31, 2014. This ratio has decreased from the 1.20% reported at December 31, 2013.

Nonperforming Assets
December 31,	2014	2013	2012	2011	2010
Nonaccrual loans:
Commercial Real Estate	$3,356	$3,211	$3,915	$6,025	$3,972
Commercial	1,645	1,993	1,081	527	400
Residential Real Estate	2,881	2,864	2,636	4,196	4,177
Consumer	126	363	0	12	27
Total Nonaccrual Loans	$8,008	$8,431	$7,632	$10,760	$8,576
Loans Past Due 90 Days or More	473	646	596	250	325
Total Nonperforming Loans	$8,481	$9,077	$8,228	$11,010	$8,901

Other Real Estate Owned	148	171	334	585	532
Total Nonperforming Assets	$8,629	$9,248	$8,562	$11,595	$9,433

Loans modified in troubled debt restructuring	$8,110	$8,280	$7,642	$4,277	$2,974
TDRs included in Nonaccrual Loans	$1,436	$1,957	$818	$471	$0
Percentage of Nonperforming Loans to Loans	1.28%	1.44%	1.40%	1.93%	1.51%
Percentage of Nonperforming Assets to Total Assets	0.76%	0.81%	0.75%	1.09%	0.96%
Loans Delinquent 30-89 days	5,426	3,658	3,702	3,471	7,924
Percentage of Loans Delinquent 30-89 days to Total Loans	0.82%	0.58%	0.63%	0.61%	1.34%

The Company has forgone interest income of approximately $441 thousand from nonaccrual loans as of December 31, 2014 that would have been earned, over the life of the loans, if all loans had performed in accordance with their original terms.

Net charge-offs as a percentage of average loans outstanding increased from 0.23% for 2013 to 0.28% for 2014. The primary reason for the increase was gross charge-offs in the consumer portfolio increased by $490 thousand or 28.4% from 2013 to 2014.  The majority of the charge-offs in the consumer portfolio were related to indirect auto loans.

A significant allocation in the allowance for loan losses is for performing commercial and commercial real estate loans classified by the internal loan review as substandard. The loss experience on the average balance of this category of loans for the past three years has been approximately 3.3% of the principal balance of these loans, which is management’s allocation for these loans. This equates to an allocation of approximately $250 thousand at the end of 2014 compared to an allocation of $295 thousand at the end of 2013. The allocation decreased due to a decrease in the historical loss experience for the substandard loans. The actual loss experience may be more or less than the amount allocated. At December 31, 2014, the amount of substandard loans that continue to accrue interest is $8.5 million. As always, management is working to address weaknesses in each of these specific loans that may result in loss.

December 31,	2014		2013		2012		2011		2010
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial Real Estate	$2,676	33.5%	$2,752	34.4%	$3,392	34.2%	$4,880	34.6%	$5,780	34.5%
Commercial	1,420	18.1%	1,219	16.7%	1,453	16.6%	1,529	13.1%	1,707	13.0%
Residential Real Estate	1,689	27.7%	1,964	27.0%	1,569	26.6%	1,802	29.2%	881	30.0%
Consumer	1,663	20.7%	1,419	21.9%	951	22.6%	972	23.1%	875	22.5%
Unallocated	184	0	214	0	264	0	637	0	64	0
	$7,632	100.0%	$7,568	100.0%	$7,629	100.0%	$9,820	100.0%	$9,307	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2015 will occur in the same proportions or that the allocation indicates future charge-off trends. The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios. In previous years, the indirect installment loan category has represented the largest percentage of loan losses. The consumer loan category represents approximately 20.7% of total loans and in 2014, the net loan losses accounted for 62.0% of the losses of the entire loan portfolio. For the commercial loan category, which represents 18.1% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications. The net charge-offs in the commercial real estate portfolio which represents 33.5% of the total portfolio, was $26 thousand for 2014.

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

As of December 31, 2014, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans. As of that date also, there were no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The investment securities portfolio decreased $33.2 million in 2014. Maturing security funds were used to fund loan portfolio growth.  Excess balances of federal funds sold were strategically invested throughout the year. The Company’s investment strategy is to maintain a diverse investment security portfolio with a higher concentration in mortgage-backed securities that are issued by U.S. Government sponsored enterprises and tax-free municipal securities. Farmers sold $57.1 million in securities in 2014, resulting in net security gains of $457 thousand. Farmers recognized market appreciation on faster paying mortgage-backed securities and lower rated municipal securities, and reinvested in new mortgage-backed securities and higher rated municipal securities to further diversify the securities portfolio. During 2014 the Company created the Investments subsidiary to hold municipal securities and take advantage of more favorable tax treatment.  At December 31, 2014, the Investments entity had a balance of $29.5 million in municipal securities.

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

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

Type

December 31,	2014	2013	2012
U.S. Treasury securities	$844	$100	$100
U.S. government sponsored enterprise debt securities	23,977	51,210	67,878
Mortgage-backed securities - residential and collateralized mortgage obligations	249,537	251,656	276,813
Small Business Administration	22,419	23,573	21,444
Obligations of states and political subdivisons	91,881	94,734	95,288
Equity securities	240	187	437
Corporate bonds	931	1,525	2,128
	$389,829	$422,985	$464,088

A summary of debt securities held at December 31, 2014 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

Type and Maturity Grouping	December 31, 2014
	Fair Value	Weighted Average Yield (1)
U.S. Treasury securities
Maturing within one year	$100	0.36%
Maturing after one year but within five years	447	1.63%
Maturing after five years but within ten years	297	2.08%
Total U.S. Treasury securities	$844	1.64%

U.S. government sponsored enterprise debt securities
Maturing within one year	$5,097	1.03%
Maturing after one year but within five years	18,683	2.00%
Maturing after five years but within ten years	97	2.65%
Maturing after ten years	100	3.23%
Total U.S. government sponsored enterprise debt securities	$23,977	1.80%

Mortgage-backed securities - residential and collateralized mortgage obligations (2)
Maturing within one year	$28,533	2.29%
Maturing after one year but within five years	84,857	2.27%
Maturing after five years but within ten years	65,088	2.28%
Maturing after ten years	71,059	2.37%
Total mortgage-backed securities	$249,537	2.30%

Small Business Administration
Maturing within one year	$19	2.55%
Maturing after one year but within five years	77	2.54%
Maturing after five years but within ten years	22,323	1.90%
Total small business administration	$22,419	1.90%

Obligations of states and political subdivisions
Maturing within one year	$7,283	5.29%
Maturing after one year but within five years	35,112	2.98%
Maturing after five years but within ten years	40,497	3.87%
Maturing after ten years	8,989	4.43%
Total obligations of states and political subdivisions	$91,881	3.70%

Corporate bonds
Maturing after one year but within five years	828	1.45%
Maturing after five years but within ten years	103	2.64%
Total other securities	$931	1.57%
(1)

The weighted average yield has been computed by dividing the total contractual interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest which are based on the statutory tax rate of 35% were $99 thousand, $161 thousand, $270 thousand and $104 thousand for the four ranges of maturities.

(2)	Payments based on contractual maturity.

Premises and Equipment

Premises and equipment decreased $138 thousand in 2014. The decrease was the net result of normal depreciation and asset additions throughout the year.

Deposits

Deposits represent the Company’s principal source of funds. The deposit base consists of demand deposits, savings and money market accounts and other time deposits. During the year, the Company’s average total deposits increased slightly from $910.5 million in 2013 to $916.8 million in 2014. Average savings deposits decreased $6.2 million and average noninterest bearing deposits increased $23.5 million since December 31, 2013. The growth in savings and noninterest deposits were offset by a decrease of $18.9 million in money market accounts. With interest rates continuing to be low, customers have little incentive to commit funds to term deposit accounts. Time deposits decreased $13.1 million as customers moved deposit dollars from time deposits seeking liquidity. The Company’s focus is on core deposit growth and Farmers will continue to price deposit rates to remain competitive within the market and to retain customers. At December 31, 2014, core deposits – savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits represented approximately 91.1% of total deposits.

Bank Owned Life Insurance

Farmers’ owns bank owned life insurance policies on the lives of certain members of management. The purpose of this transaction is to help fund the costs of employee benefit plans. The cash surrender value of these policies was $16.4 million at December 31, 2014 compared to $15.9 million at December 31, 2013.

Borrowings

Short-term borrowings decreased $22.5 million or 27.5% since December 31, 2013 as securities sold under agreements to repurchase decreased $16.5 million.  Long-term borrowings increased $8.6 million or 43.2%, as a result of a new $10 million Federal Home Loan Bank advance. See Note 9 within Item 8 of this Annual report on Form 10-K for additional detail.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2014, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments
12/31/2014
	Note
	Ref.	2015	2016	2017	2018	2019	Thereafter
Deposit without maturity		$708,752
Certificates of deposit	7	103,868	44,741	16,913	11,443	19,933	10,053
Repurchase agreements	8	58,786
Other short-term borrowed funds	8	350
Federal Home Loan Bank advances	9	16,398	1,176	6,089	1,008	931	2,779
Operating leases	5	274	210	219	202	194	515

Note 10 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements. Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

At December 31, 2014, the Company had no unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet. Management’s policy is to not engage in derivatives contracts for speculative trading purposes.  The Company does utilize interest-rate swaps as a way of helping manage interest rate risk and not as derivatives for trading purposes. See Note 19 within Item 8 of this Annual report on Form 10-K for additional detail.

Capital Resources

Total Stockholders’ Equity increased 9.3% from $113.0 million at December 31, 2013 to $123.6 million in 2014. The increase in equity was mainly the result of a $6.6 million increase in accumulated other comprehensive income.  The change in accumulated other comprehensive income was mainly due to a swing from unrealized losses on the investment security portfolio in 2013 to unrealized gains in 2014. Net income during the past twelve months was offset by dividends paid. During the year, shareholders received a total of $0.12 per share cash dividends paid in the past four quarters. Book value increased 11.5% from $6.02 per share at December 31, 2013 to $6.71 per share at December 31, 2014. The Company’s tangible book value also increased from $5.47 per share at December 31, 2013 to $6.23 per share at December 31, 2014. Additionally, the Company obtained $2.9 million in treasury share repurchases in 2014.

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC. The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined). Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2014, Farmers Bank and Farmers are required to have a minimum Tier 1 and Total Capital ratios of 4.00% and 8.00%, respectively. Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2014 and 2013. At year-end 2014 and 2013, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

During 2013, the Federal banking regulators approved a final rule to implement revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act.  The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds.  Community banking organizations, such as the Company and the Bank, become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.  The Bank will retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios. The Bank’s management expects the Bank to fall within the new regulatory capital ratio guidelines.

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

At December 31, 2014, on a consolidated basis, Farmers had intangibles of $3.2 million subject to amortization and $5.6 million of goodwill, which was not subject to periodic amortization.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2014 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

	2014	2013	ALCO
Changes In Interest Rate (basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	2.2%	-3.3%	15%
+200	1.9%	-1.9%	10%
+100	1.2%	-0.8%	5%
-100	-4.0%	-2.8%	5%
Net Present Value Of Equity Change
+300	-4.6%	-8.7%	20%
+200	-1.3%	-3.8%	15%
+100	0.8%	-0.5%	10%
-100	-6.7%	-11.2%	10%

All interest rate change results fall within policy limits for the year ended December 31, 2014. It should be noted that at December 31, 2013 the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%). This is primarily because the positive impact on the fair value of assets would not be as great as the negative impact on the fair value of certain liabilities. The remaining results for 2013 comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Item 8. Financial Statements and Supplementary Financial Data.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report dated February 27, 2015.

/s/ Kevin J. Helmick	/s/ Carl D. Culp
Kevin J. Helmick	Carl D. Culp
President and Chief Executive Officer	Executive Vice President and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Farmers National Banc Corp.

Canfield, Ohio

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmers National Banc Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

Crowe Horwath LLP

Cleveland, Ohio

February 27, 2015

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2014	2013

ASSETS
Cash and due from banks	$11,410	$12,957
Federal funds sold and other	16,018	14,556
TOTAL CASH AND CASH EQUIVALENTS	27,428	27,513

Securities available for sale	389,829	422,985
Loans held for sale	511	158

Loans	663,852	630,684
Less allowance for loan losses	7,632	7,568
NET LOANS	656,220	623,116

Premises and equipment, net	17,049	17,187
Goodwill	5,591	6,354
Other intangibles	3,222	3,989
Bank owned life insurance	16,367	15,908
Other assets	20,750	20,116
TOTAL ASSETS	$1,136,967	$1,137,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$184,697	$155,893
Interest-bearing	731,006	759,323
TOTAL DEPOSITS	915,703	915,216

Short-term borrowings	59,136	81,617
Long-term borrowings	28,381	19,822
Other liabilities	10,187	7,664
TOTAL LIABILITIES	1,013,407	1,024,319

Commitments and contingent liabilities

Stockholders' Equity
Common Stock - Authorized 35,000,000 shares; issued 19,031,059	106,021	105,905
Retained earnings	20,944	14,215
Accumulated other comprehensive income (loss)	1,093	(5,465)
Treasury stock, at cost; 622,447 shares in 2014 and 255,079 shares in 2013	(4,498)	(1,648)
TOTAL STOCKHOLDERS' EQUITY	123,560	113,007
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,136,967	$1,137,326

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2014	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$30,901	$30,717	$31,874
Taxable securities	7,282	7,062	8,099
Tax exempt securities	2,523	2,949	2,831
Dividends	190	196	206
Federal funds sold and other interest income	19	35	100
TOTAL INTEREST AND DIVIDEND INCOME	40,915	40,959	43,110

INTEREST EXPENSE
Deposits	4,008	4,560	5,719
Short-term borrowings	46	51	103
Long-term borrowings	525	452	390
TOTAL INTEREST EXPENSE	4,579	5,063	6,212
NET INTEREST INCOME	36,336	35,896	36,898
Provision for loan losses	1,880	1,290	725
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	34,456	34,606	36,173

NONINTEREST INCOME
Service charges on deposit accounts	2,627	2,370	2,043
Bank owned life insurance income, including death benefits	459	696	526
Trust fees	6,092	5,583	5,497
Insurance agency commissions	354	243	124
Security gains	457	863	1,059
Impairment of equity securities	0	(3)	0
Retirement plan consulting fees	1,809	628	0
Investment commissions	1,026	989	946
Net gains on sale of loans	358	505	598
Other operating income	2,121	2,040	1,785
TOTAL NONINTEREST INCOME	15,303	13,914	12,578

NONINTEREST EXPENSE
Salaries and employee benefits	20,878	22,054	19,746
Occupancy and equipment	4,505	4,189	4,179
State and local taxes	878	1,313	1,203
Professional fees	2,451	2,212	1,967
Merger related costs	0	330	0
Advertising	1,112	911	973
FDIC insurance	733	719	710
Intangible amortization	767	624	409
Core processing charges	1,571	1,354	1,419
Other operating expenses	5,267	5,351	5,158
TOTAL NONINTEREST EXPENSE	38,162	39,057	35,764
INCOME BEFORE INCOME TAXES	11,597	9,463	12,987

INCOME TAXES	2,632	1,683	3,055
NET INCOME	$8,965	$7,780	$9,932

EARNINGS PER SHARE:
Basic and Diluted	$0.48	$0.41	$0.53

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2014	2013	2012

NET INCOME	$8,965	$7,780	$9,932

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	10,486	(19,310)	307
Reclassification adjustment for gains realized in income	(457)	(860)	(1,059)
Net unrealized holding gains (losses)	10,029	(20,170)	(752)
Income tax effect	(3,510)	7,060	263
Unrealized holding gains (losses), net of reclassification and tax	6,519	(13,110)	(489)

Change in funded status of post-retirement health plan	60	(3)	131
Income tax effect	(21)	1	(46)
Change in funded status of post-retirement health plan, net of tax	39	(2)	85

Other comprehensive income (loss), net of tax	6,558	(13,112)	(404)

TOTAL COMPREHENSIVE INCOME (LOSS)	$15,523	$(5,332)	$9,528

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2014	2013	2012

COMMON STOCK
Balance at beginning of year	$105,905	$104,504	$104,261
Stock option expense (1)	0	1	0
Issued 44,845 shares from dividend reinvestment	0	0	243
Issued 228,777 shares as part of the acquisition of National Associates, Inc.	0	1,400	0
Accrual for 46,957 shares as part of the long term incentive plan	116	0	0
Balance at end of year	106,021	105,905	104,504

RETAINED EARNINGS
Balance at beginning of year	14,215	8,683	2,133
Net income	8,965	7,780	9,932
Dividends declared:
$.12 cash dividends per share in 2014 and 2013, $.18 in 2012	(2,236)	(2,248)	(3,382)
Balance at end of year	20,944	14,215	8,683

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(5,465)	7,647	8,051
Other comprehensive income (loss)	6,558	(13,112)	(404)
Balance at end of year	1,093	(5,465)	7,647

TREASURY STOCK, AT COST
Balance at beginning of year	(1,648)	(42)	0
Reissued 5,000 treasury shares to satisfy exercised stock options	32	0	0
Purchased 372,368 shares in 2014, 247,845 shares in 2013 and 7,221 shares in 2012	(2,882)	(1,606)	(42)
Balance at end of year	(4,498)	(1,648)	(42)
TOTAL STOCKHOLDERS' EQUITY AT END OF YEAR	$123,560	$113,007	$120,792
(1)	Stock option expense for 2012 was less than $1,000 and rounded to $0.

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,965	$7,780	$9,932
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,880	1,290	725
Depreciation and amortization	1,981	1,945	1,738
Net amortization of securities	1,472	2,646	2,711
Security gains	(457)	(863)	(1,059)
Impairment of equity securities	0	3	0
(Gain) Loss on sale of other real estate owned	53	75	(61)
Earnings on bank owned life insurance	(459)	(478)	(526)
Income recognized from death benefit on bank owned life insurance	0	(218)	0
Origination of loans held for sale	(15,911)	(25,085)	(35,237)
Proceeds from loans held for sale	15,916	29,056	32,888
Net gains on sale of loans	(358)	(505)	(598)
Net change in other assets and liabilities	(830)	(1,394)	457
NET CASH FROM OPERATING ACTIVITIES	12,252	14,252	10,970

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	49,401	75,015	84,490
Proceeds from sales of securities available for sale	57,170	94,016	91,197
Purchases of securities available for sale	(64,400)	(149,886)	(237,393)
Loan originations and payments, net	(35,352)	(45,529)	(19,278)
Proceeds from sale of other real estate owned	337	282	1,888
Proceeds from BOLI death benefit	0	329	0
Proceeds from sale of land	0	118	0
Additions to premises and equipment	(972)	(215)	(3,198)
Purchase of National Associates Inc, net	0	(2,111)	0
NET CASH FROM INVESTING ACTIVITIES	6,184	(27,981)	(82,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	487	(3,793)	78,884
Net change in short-term borrowings	(22,481)	1,731	(18,202)
Repayment of Federal Home Loan Bank borrowings and other debt	(1,441)	(601)	(840)
New advances for long term borrowing	10,000	10,000	0
Cash dividends paid	(2,236)	(2,248)	(3,382)
Proceeds from dividend reinvestment	0	0	243
Proceeds from reissuance of treasury shares	32	0	0
Repurchase of common shares	(2,882)	(1,606)	(42)
NET CASH FROM FINANCING ACTIVITIES	(18,521)	3,483	56,661
NET CHANGE IN CASH AND CASH EQUIVALENTS	(85)	(10,246)	(14,663)

Beginning cash and cash equivalents	27,513	37,759	52,422
Ending cash and cash equivalents	$27,428	$27,513	$37,759

Supplemental cash flow information:
Interest paid	$4,623	$5,095	$6,318
Income taxes paid	$1,925	$1,130	$2,065

Supplemental noncash disclosures:
Transfer of loans and property to other real estate owned	$368	$193	$1,576
Issuance of stock for NAI acquisition	$0	$1,400	$0

Contingent consideration for NAI acquisition	$0	$920	$0
Security purchases not settled	$0	$0	$4,758

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts In Thousands except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. and its wholly-owned subsidiaries, The Farmers National Bank (“Bank”) of Canfield, Farmers Trust Company (“Trust”) and National Associates, Inc. (“NAI”). The consolidated financial statements also include the accounts of the Farmers National Bank of Canfield’s subsidiaries; Farmers National Insurance (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”). Together the entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through the Bank. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The area served by the Bank is the northeastern region of Ohio and service is provided at twenty (20) locations. During 2013, the Company acquired NAI, a retirement plan consulting firm located in Cleveland, Ohio.  Therefore the Company provides retirement consulting services through NAI. The Company provides trust services through its subsidiary, Trust and insurance services through the Bank’s subsidiary, Insurance.  The primary purpose of Investments, the new subsidiary of the Bank in 2014, is to invest in municipal securities. Farmers Trust Company has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions.

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

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer. However, most of the Company’s business activity is with customers located within Mahoning, Trumbull, Columbiana, Stark and Cuyahoga counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of the five county area.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced for the most recent twelve quarters. The formula for calculating the allowance for loan losses requires that the historical loss percentage be applied to homogeneous and all risk rated loans. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

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

Residential Real Estate Loans. Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed up to 15 years, and in most cases, are extended to borrowers to finance their primary residence. Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values may impact the severity of losses.

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

Goodwill and Other Intangible Assets: Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually. The Company has selected September 30 as the date to perform the annual impairment tests associated with the acquisition of the Trust and NAI. Intangible assets with definite useful lives are amortized over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on the balance sheet. Non-compete contracts are amortized on a straight line basis, over the term of the agreements. Customer relationship and trade name intangibles are amortized over an average of 13 years on an accelerated method.

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. The market price of the Company’s common stock at the grant date is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching and discretionary contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

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

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is primarily aggregated and reported in three lines of business, the Bank, Trust and Retirement consulting segments. The Company discloses segment information in Note 20.

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

In January 2014, the FASB amended existing guidance on ASU 2014-1, “Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects” to eliminate the effective yield election and to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Disclosures for a change in accounting principle are required upon transition. The amendments are effective for annual periods and interim reporting periods beginning after December 15, 2014. The amendments in this standard should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method before the date of adoption of this standard may continue to apply it for preexisting investments. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2014 and 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
2014	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$24,515	$418	$(112)	$24,821
State and political subdivisions	90,369	2,183	(671)	91,881
Corporate bonds	936	3	(8)	931
Mortgage-backed securities - residential	223,216	2,395	(1,249)	224,362
Collateralized mortgage obligations	25,988	98	(911)	25,175
Small Business Administration	23,193	1	(775)	22,419
Equity securities	120	121	(1)	240
Totals	$388,337	$5,219	$(3,727)	$389,829

		Gross	Gross
	Amortized	Unrealized	Unrealized
2013	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$50,942	$755	$(387)	$51,310
State and political subdivisions	96,239	1,302	(2,807)	94,734
Corporate bonds	1,540	0	(15)	1,525
Mortgage-backed securities - residential	226,865	1,199	(5,084)	222,980
Collateralized mortgage obligations	30,227	162	(1,713)	28,676
Small Business Administration	25,592	1	(2,020)	23,573
Equity securities	117	70	0	187
Totals	$431,522	$3,489	$(12,026)	$422,985

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2014	2013	2012
Proceeds	$57,170	$94,016	$91,197
Gross gains	758	1,924	1,258
Gross losses	(301)	(1,061)	(199)

The tax provision related to these net realized gains was $160 thousand, $301 thousand and $370 thousand respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Available for sale		December 31, 2014
		Amortized
Maturity		Cost	Fair Value
Within one year		$12,359	$12,480
One to five years		54,555	55,070
Five to ten years		39,859	40,994
Beyond ten years		9,086	9,089
Mortgage-backed securities, collateralized mortgage obligations and Small Business Administration		272,397	271,956
	Totals	$388,256	$389,589

Securities with a carrying amount of $149 million at December 31, 2014 and $164 million at December 31, 2013 were pledged to secure public deposits and repurchase agreements. The Trust company had securities, with a carrying amount of $100 thousand, at year-end 2014 and 2013, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any other issuer that exceeded 10% of stockholders’ equity, other than the U.S. Government,  its agencies and its sponsored entities.

The following table summarizes the investment securities with unrealized losses at December 31, 2014 and 2013 aggregated by major security type and length of time in a continuous unrealized loss position. Unrealized losses for Equity securities had unrealized losses that rounded to less than $1 thousand for year 2013.

2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and U.S. government
sponsored entities	$498	$(2)	$10,159	$(110)	$10,657	$(112)
State and political subdivisions	987	(11)	24,063	(660)	25,050	(671)
Corporate bonds	0	0	476	(8)	476	(8)
Mortgage-backed securities - residential	25,770	(202)	55,576	(1,047)	81,346	(1,249)
Collateralized mortgage obligations	0	0	19,541	(911)	19,541	(911)
Small Business Administration	0	0	22,319	(775)	22,319	(775)
Equity securities	26	(1)	0	0	26	(1)
Total temporarily impaired	$27,281	$(216)	$132,134	$(3,511)	$159,415	$(3,727)

2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and U.S. government
sponsored entities	$20,776	$(387)	$0	$0	$20,776	$(387)
State and political subdivisions	34,851	(1,855)	7,492	(952)	42,343	(2,807)
Corporate bonds	1,052	(2)	473	(13)	1,525	(15)
Mortgage-backed securities - residential	141,024	(3,735)	27,026	(1,349)	168,050	(5,084)
Collateralized mortgage obligations	5,283	(450)	15,726	(1,263)	21,009	(1,713)
Small Business Administration	6,927	(491)	16,520	(1,529)	23,447	(2,020)
Equity securities	7	0	0	0	7	0
Total temporarily impaired	$209,920	$(6,920)	$67,237	$(5,106)	$277,157	$(12,026)

The Company’s equity securities include local and regional bank holdings. During the year ended December 31, 2013 a $3 thousand pre-tax charge was recognized for the other-than-temporary decline in fair value on these equity holdings. The Company recognized an other-than-temporary impairment that was less than $1 thousand and rounded to zero for year ended December 31, 2012. No other-than-temporary impairments were recognized during 2014. When a decline in fair value below cost is deemed to be other-than-temporary, the difference between the amortized cost basis of the equity security and its fair value must be recognized as a charge to earnings.

As of December 31, 2014, the Company’s security portfolio consisted of 376 securities, 91 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s holdings in securities issued by state and political subdivisions, mortgage-backed securities - residential, collateralized mortgage obligations and Small Business Administration, as discussed below:

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

Mortgage-backed securities - residential

All of the Company’s holdings of mortgage-backed securities—residential at year end 2014 and 2013 were issued by U.S. Government sponsored enterprises. Unrealized losses on mortgage-backed securities—residential have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities—residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014 and 2013.

Collateralized mortgage obligations

The Company’s portfolio includes collateralized mortgage obligations issued by U.S. Government sponsored enterprises. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company monitors all securities to ensure adequate credit support and as of December 31, 2014 and 2013, the Company believes there is no other-than-temporary impairment.

Small Business Administration

The Company’s holdings of Small Business Administration securities are issued and backed by the full faith and credit of the U.S. Government. Unrealized losses on these Small Business Administration securities have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014 and 2013.

NOTE 3 - LOANS

Loans at year end were as follows:

	2014	2013
Commercial real estate
Owner occupied	$74,829	$86,286
Non-owner occupied	122,228	107,625
Other	26,137	24,381
Commercial	120,493	105,023
Residential real estate
1-4 family residential	153,055	144,225
Home equity lines of credit	31,255	26,448
Consumer
Indirect	120,931	121,446
Direct	9,071	10,237
Other	3,626	3,031
Subtotal	$661,625	$628,702
Net deferred loan (fees) costs	2,227	1,982
Allowance for loan losses	(7,632)	(7,568)
Net loans	$656,220	$623,116

The following tables present the activity in the allowance for loan losses by portfolio segment for years ended December 31, 2014, 2013 and 2012:

December 31, 2014
	Commercial		Residential
	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568
Provision for loan losses	(50)	357	233	1,370	(30)	1,880
Loans charged off	(151)	(185)	(585)	(2,213)	0	(3,134)
Recoveries	125	29	77	1,087	0	1,318
Total ending allowance balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632

December 31, 2013
	Commercial		Residential
	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,392	$1,453	$1,569	$951	$264	$7,629
Provision for loan losses	(306)	(397)	674	1,369	(50)	1,290
Loans charged off	(505)	(99)	(326)	(1,723)	0	(2,653)
Recoveries	171	262	47	822	0	1,302
Total ending allowance balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568

December 31, 2012
	Commercial		Residential
	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,880	$1,529	$1,802	$972	$637	$9,820
Provision for loan losses	(516)	792	469	353	(373)	725
Loans charged off	(1,225)	(918)	(806)	(1,002)	0	(3,951)
Recoveries	253	50	104	628	0	1,035
Total ending allowance balance	$3,392	$1,453	$1,569	$951	$264	$7,629

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material.

December 31, 2014

	Commercial		Residential
Allowance for loan losses:	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$514	$272	$88	$0	$0	$874
Collectively evaluated for impairment	2,162	1,148	1,601	1,663	184	6,758
Total ending allowance balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632

Loans:
Loans individually evaluated for impairment	$7,139	$1,940	$3,425	$93	$0	$12,597
Loans collectively evaluated for impairment	215,434	118,210	180,428	137,183	0	651,255
Total ending loans balance	$222,573	$120,150	$183,853	$137,276	$0	$663,852

December 31, 2013
	Commercial		Residential
Allowance for loan losses:	Real Estate	Commercial	Real Estate	Consumer	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$166	$110	$202	$82	$0	$560
Collectively evaluated for impairment	2,586	1,109	1,762	1,337	214	7,008
Total ending allowance balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568

Loans:
Loans individually evaluated for impairment	$6,623	$2,430	$2,554	$363	$0	$11,970
Loans collectively evaluated for impairment	210,739	102,593	167,597	137,785	0	618,714
Total ending loans balance	$217,362	$105,023	$170,151	$138,148	$0	$630,684

The following tables present information related to impaired loans by class of loans as of and for year ended December 31, 2014, 2013 and 2012. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	Unpaid Principal	Recorded	Allowance for Loan	Average Recorded	Interest Income
December 31, 2014	Balance	Investment	Losses Allocated	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,448	$2,318	$0	$1,860	$46
Non-owner occupied	391	391	0	653	20
Commercial	531	511	0	1,273	22
Residential real estate
1-4 family residential	2,421	2,156	0	1,804	79
Home equity lines of credit	476	251	0	263	13
Consumer	185	93	0	166	4
Subtotal	6,452	5,720	0	6,019	184

With an allowance recorded:
Commercial real estate
Owner occupied	2,882	2,882	446	2,104	94
Non-owner occupied	1,548	1,548	68	1,570	81
Commercial	1,444	1,429	272	818	2
Residential real estate
1-4 family residential	944	928	85	1,207	41
Home equity lines of credit	90	90	3	113	5
Consumer	0	0	0	2	0
Subtotal	6,908	6,877	874	5,814	223
Total	$13,360	$12,597	$874	$11,833	$407

	Unpaid Principal	Recorded	Allowance for Loan	Average Recorded	Interest Income
December 31, 2013	Balance	Investment	Losses Allocated	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$4,302	$3,762	$0	$2,643	$137
Non-owner occupied	491	389	0	438	0
Commercial	1,007	971	0	1,363	25
Residential real estate
1-4 family residential	1,026	961	0	1,462	51
Home equity lines of credit	107	99	0	194	0
Consumer	111	112	0	9	0
Subtotal	7,044	6,294	0	6,109	213

With an allowance recorded:
Commercial real estate
Owner occupied	886	884	91	2,536	39
Non-owner occupied	1,593	1,588	75	1,975	87
Commercial	1,462	1,459	110	594	5
Residential real estate
1-4 family residential	1,458	1,347	190	112	48
Home equity lines of credit	148	147	12	12	0
Consumer	247	251	82	21	0
Subtotal	5,794	5,676	560	5,250	179
Total	$12,838	$11,970	$560	$11,359	$392

During 2013 the Company, for the first time, began considering consumer loans individually for impairment.  Cash basis interest income recognized and interest income recognized was materially equal for 2014 and 2013.

	Unpaid Principal	Recorded	Allowance for Loan	Average Recorded
December 31, 2012	Balance	Investment	Losses Allocated	Investment
With no related allowance recorded:
Commercial real estate
Owner occupied	$3,916	$3,481	$0	$1,490
Non-owner occupied	560	461	0	483
Other	0	0	0	114
Commercial	1,250	1,192	0	1,075
Residential real estate
1-4 family residential	971	989	0	747
Home equity lines of credit	0	0	0	0
Consumer	0	0	0	0
Subtotal	6,697	6,123	0	3,909

With an allowance recorded:
Commercial real estate
Owner occupied	2,207	2,169	59	3,859
Non-owner occupied	2,560	2,424	70	2,402
Other	0	0	0	119
Commercial	948	660	51	478
Subtotal	5,715	5,253	180	6,858
Total	$12,412	$11,376	$180	$10,767

Cash basis interest income recognized and interest income recognized during impairment was immaterial for 2012.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
		Loans Past Due		Loans Past Due
		90 Days or More		90 Days or More
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Commercial real estate
Owner occupied	$3,315	$44	$2,806	$0
Non-owner occupied	41	0	405	0
Commercial	1,645	0	1,993	13
Residential real estate
1-4 family residential	2,742	195	2,584	526
Home equity lines of credit	139	40	280	0
Consumer
Indirect	90	193	308	94
Direct	36	0	55	3
Other	0	1	0	10
Total	$8,008	$473	$8,431	$646

The following tables present the aging of the recorded investment in past due loans as of December 31, 2014 and 2013 by class of loans:

	30-59	60-89	Greater Than 90
	Days Past	Days Past	Days Past Due	Total Past	Loans Not
December 31, 2014	Due	Due	and Nonaccrual	Due	Past Due	Total
Commercial real estate
Owner occupied	$0	$0	$3,359	$3,359	$71,272	$74,631
Non-owner occupied	0	0	41	41	121,872	121,913
Other	0	0	0	0	26,029	26,029
Commercial	0	0	1,645	1,645	118,505	120,150
Residential real estate
1-4 family residential	1,892	546	2,937	5,375	147,223	152,598
Home equity lines of credit	205	92	179	476	30,779	31,255
Consumer
Indirect	2,136	406	283	2,825	121,754	124,579
Direct	108	18	36	162	8,909	9,071
Other	17	6	1	24	3,602	3,626
Total	$4,358	$1,068	$8,481	$13,907	$649,945	$663,852

	30-59	60-89	Greater Than 90
	Days Past	Days Past	Days Past Due	Total Past	Loans Not
December 31, 2013	Due	Due	and Nonaccrual	Due	Past Due	Total
Commercial real estate
Owner occupied	$48	$0	$2,806	$2,854	$83,065	$85,919
Non-owner occupied	0	0	405	405	106,762	107,167
Other	0	0	0	0	24,276	24,276
Commercial	14	0	2,006	2,020	103,003	105,023
Residential real estate
1-4 family residential	573	141	3,110	3,824	139,879	143,703
Home equity lines of credit	35	0	280	315	26,133	26,448
Consumer
Indirect	2,004	539	402	2,945	121,935	124,880
Direct	204	31	58	293	9,944	10,237
Other	63	6	10	79	2,952	3,031
Total	$2,941	$717	$9,077	$12,735	$617,949	$630,684

Troubled Debt Restructurings:

Total troubled debt restructurings were $8.1 million and $8.3 million at December 31, 2014 and 2013 respectively. The Company has allocated $242 thousand and $397 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2014 and 2013. There are $25 thousand and $16 thousand in commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at December 31, 2014 and 2013.

During the years ending December 31, 2014, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; a permanent increase of the recorded investment in the loan due to a protective advance to pay delinquent real estate taxes or advance new monies; a deferral of principal payments; or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.25% to 3.25%.  There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of fifteen months to 126 months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2014, 2013 and 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
December 31, 2014	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	1	$303	$316
Non-owner occupied	2	408	408
Residential real estate
1-4 family residential	21	1,042	1,059
Home equity lines of credit	5	128	128
Indirect	2	37	37
Consumer	1	11	11
Total	32	$1,929	$1,959

The troubled debt restructurings described above increased the allowance for loan losses by $11 thousand and resulted in charge offs of $42 thousand during the year ended December 31, 2014.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
December 31, 2013	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$226	$239
Commercial	5	649	682
Residential real estate
1-4 family residential	4	131	98
Home equity lines of credit	5	214	214
Indirect	24	188	188
Consumer	1	1	1
Total	41	$1,409	$1,422

The troubled debt restructurings described above increased the allowance for loan losses by $66 thousand and resulted in charge offs of $50 thousand during the year ended December 31, 2013.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
December 31, 2012	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	3	$1,143	$1,166
Non-owner occupied	3	$2,376	$2,419
Commercial	3	1,072	1,098
Residential real estate
1-4 family residential	7	508	540
Total	16	$5,099	$5,223

The troubled debt restructurings described above increased the allowance for loan losses by $306 thousand and resulted in charge offs of $418 thousand during the year ended December 31, 2012.

There were four residential real estate loans for which there were payment defaults within twelve months following the modification of the troubled debt restructuring during the year ending December 31, 2014.  Only one of the four loans was past due at December 31, 2014.  There was no effect on the provision for loan losses as a result of this default during 2014.

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

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships. For relationships over $750 thousand management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt. Management also affirms the risk ratings for the loans and leases in their respective portfolios on an annual basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$66,036	$2,534	$6,061	$0	$0	$74,631
Non-owner occupied	115,159	3,760	2,994	0	0	121,913
Other	25,710	0	319	0	0	26,029
Commercial	114,409	1,566	4,175	0	0	120,150
Total	$321,314	$7,860	$13,549	$0	$0	$342,723

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$72,398	$7,312	$6,209	$0	$0	$85,919
Non-owner occupied	96,065	7,877	3,225	0	0	107,167
Other	23,935	0	341	0	0	24,276
Commercial	99,022	2,313	3,688	0	0	105,023
Total	$291,420	$17,502	$13,463	$0	$0	$322,385

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

	Residential Real Estate		Consumer
	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2014
Performing	$149,661	$31,076	$124,296	$9,035	$3,625
Nonperforming	2,937	179	283	36	1
Total	$152,598	$31,255	$124,579	$9,071	$3,626

	Residential Real Estate		Consumer
	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2013
Performing	$140,593	$26,168	$124,478	$10,179	$3,021
Nonperforming	3,110	280	402	58	10
Total	$143,703	$26,448	$124,880	$10,237	$3,031

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company used a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the years ended December 31, 2014 and 2013 the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S Treasury and U.S. government sponsored entities	$24,821	$0	$24,821	$0
State and political subdivisions	91,881	0	91,881	0
Corporate bonds	931	0	931	0
Mortgage-backed securities-residential	224,362	0	224,352	10
Collateralized mortgage obligations	25,175	0	25,175	0
Small Business Administration	22,419	0	22,419	0
Equity securities	240	240	0	0
Total investment securities	$389,829	$240	$389,579	$10
Yield maintenance provisions	$638	$0	$638	$0
Financial Liabilities
Interest rate swaps	$638	$0	$638	$0

	Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S Treasury and U.S. government sponsored entities	$51,310	$0	$51,310	$0
State and political subdivisions	94,734	0	94,734	0
Corporate bonds	1,525	0	1,525	0
Mortgage-backed securities-residential	222,980	0	222,970	10
Collateralized mortgage obligations	28,676	0	28,676	0
Small Business Administration	23,573	0	23,573	0
Equity securities	187	187	0	0
Total investment securities	$422,985	$187	$422,788	$10
Yield maintenance provisions	$275	$0	$275	$0
Financial Liabilities
Interest rate swaps	$275	$0	$275	$0

There were no significant transfers between Level 1 and Level 2 during 2014 or 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31:

	Investment Securities
	Available-for-sale
	(level 3)
	2014	2013	2012
Beginning Balance	$10	$11	$12
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0
Repayments	0	(1)	(1)
Transfers in and/or out of Level 3	0	0	0
Ending Balance	$10	$10	$11

There is no impact to earnings as a result of fair value measurements on items valued on a recurring basis, using level 3 inputs.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial	$807	$0	$0	$807
1–4 family residential	63	0	0	63
Other real estate owned
Commercial real estate	45	0	0	45

	Fair Value Measurements
	at December 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$962	$0	$0	$962
Non-owner occupied	391	0	0	391
Commercial	1,575	0	0	1,575
1–4 family residential	577	0	0	577
Home equity lines of credit	174	0	0	174
Consumer Indirect	142	0	0	142
Consumer direct	22	0	0	22
Other real estate owned
1–4 family residential	33	0	0	33

Impaired loans carried at fair value that are measured for impairment using the fair value of the collateral had a principal balance of $988 thousand, with a valuation allowance of $117 thousand at December 31, 2014, resulting in an additional provision for loan losses of $992 thousand for the year ending December 31, 2014. At December 31, 2013, impaired loans had a carrying amount of $4.2 million, with a valuation allowance of $363 thousand. Loans measured at fair value throughout the year resulted in an additional provision for loan losses of $916 thousand for the year ending December 31, 2013. Excluded from the fair value of impaired loans, at December 31, 2014 and 2013, discussed above are $4.2 million and $3.0 million of loans with specific allowance amounts allocated and classified as troubled debt restructurings and measured using the present value of discounted cash flows, which are not carried at fair value.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2014 and 2013:

December 31, 2014	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial	$807	Sales comparison	Adjustment for differences between comparable sales	-27.43% - 32.86% (9.96)%
Residential	63	Sales comparison	Adjustment for differences between comparable sales	-18.32% - 24.16% (-14.02)%
Other real estate owned	45	Sales comparison	Adjustment for differences between comparable sales	-12.86% - 11.97% (-5.79)%

December 31, 2013	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$1,237	Sales comparison	Adjustment for differences between comparable sales	-41.59% - 77.25% (-7.82%)
	116	Income approach	Adjustment for differences in net operating income	-13.64% - 12.93% (-5.96%)
Commercial	1,575	Sales comparison	Adjustment for differences between comparable sales	-25.56% - 33.03% (17.42)%
Residential	751	Sales comparison	Adjustment for differences between comparable sales	-46.81% - 23.45% (-7.00%)
Consumer	164	Sales comparison	Adjustment for differences between comparable sales	-29.00% - 29.00% (0.000%)

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $45 thousand at December 31, 2014. The Company sold ten other real estate owned properties during the year ended December 31, 2014. The Company recorded $5 thousand in write downs on one other real estate owned properties during the year ended December 31, 2014. At December 31, 2013, other real estate owned had a net carrying amount of $33 thousand. During the year ended December 31, 2013 three properties were charged down reflecting updated appraisals which resulted in a write-down of $21 thousand.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments measured on a recurring basis and not previously presented, at December 31, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,428	$11,410	$16,018	$0	$27,428
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	511	0	523	0	523
Loans, net	656,220	0	0	658,993	658,993
Accrued interest receivable	3,237	0	1,645	1,592	3,237
Financial liabilities
Deposits	915,703	708,752	206,708	0	915,460
Short-term borrowings	59,136	0	59,136	0	59,136
Long-term borrowings	28,381	0	28,837	0	28,837
Accrued interest payable	402	2	400	0	402

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,513	$12,957	$14,556	$0	$27,513
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	158	0	161	0	161
Loans, net	623,116	0	0	623,875	623,875
Accrued interest receivable	3,399	0	1,844	1,555	3,399
Financial liabilities
Deposits	915,216	688,470	228,116	0	916,586
Short-term borrowings	81,617	0	81,617	0	81,617
Long-term borrowings	19,822	0	20,526	0	20,526
Accrued interest payable	447	2	445	0	447

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

Off-balance Sheet Instruments: The fair value of commitments is not considered material.

NOTE 5—PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2014	2013
Land	$3,143	$3,086
Buildings	20,842	20,293
Furniture, fixtures and equipment	11,651	11,294
Leasehold Improvements	247	254
	35,883	34,927
Less accumulated depreciation	(18,834)	(17,740)
NET BOOK VALUE	$17,049	$17,187

Depreciation expense was $1.1 million for year ended December 31, 2014 and $1.2 million for years ended December 31, 2013 and 2012.

During 2014, the Company purchased property located adjacent to its Canfield branch on South Broad Street in Canfield, for $395 thousand to house some investment, insurance and mortgage lending activities. The building was put into service in June 2014.

With declining branch transaction counts and banking trends driving customers towards online banking the decision was made to close two retail branch locations in Leetonia and Warren, Ohio.  The two branches were closed on October 1, 2013.  One property, recently valued at $45 thousand, has been moved to Other Real Estate Owned while the other is still providing ATM service and remains in service as part of premises and equipment. The Company is currently marketing the properties for sale.

The Company leases certain branch properties under operating leases. Rent expense was $323, $302, and $265 thousand for 2014, 2013 and 2012. In addition to rent expense, under the leases, common area maintenance and property taxes are paid and the amount can fluctuate according to the costs incurred. Rent commitments, before considering renewal options that generally are present, were as follows:

2015	$274
2016	210
2017	219
2018	202
2019	194
Thereafter	515
TOTAL	$1,614

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchase of National Associates, Inc. in July of 2013 and Farmers Trust Company in 2009 totaled $5.6 million at December 31, 2014 and $6.4 million at December 31, 2013. The NAI acquisition is more fully described in Note 16. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting units, including the existing goodwill and intangible assets, and estimating the fair value of the reporting units. After our annual impairment analysis as of September 30, 2014, the Company determined the fair value of Farmers Trust Company exceeded its carrying amount; however, the fair value of NAI was less than its carrying value. When the carrying amount of a reporting unit exceeds its fair value, a second step to the impairment test is required. The analysis indicated that the Step 2 analysis was necessary for the National Associates, Inc. entity. Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit’s goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2 it was determined that the implied value of goodwill was less than the carrying costs, resulting in an impairment charge of $763 thousand for the year ended December 31, 2014.  During the initial valuation of the newly acquired entity the future income projections were not fully attained.  The fair value of the reporting unit was determined based on a discounted cash flow model.  Additionally, the $763 thousand impairment was offset with an equal reduction of the future payment liability associated with the purchase.  The two adjustments offset resulting in a zero impact to the Company’s consolidated statements of income for year ended December 31, 2014.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$5,970	$(2,972)	$5,970	$(2,262)
Non-compete contracts	370	(295)	370	(265)
Trade Name	190	(41)	190	(14)
Total	$6,530	$(3,308)	$6,530	$(2,541)

Aggregate amortization expense was $767 thousand, $624 thousand, and $409 thousand for 2014, 2013, and 2012.

Estimated amortization expense for each of the next five years:

2015	$667
2016	580
2017	494
2018	410
2019	334
Thereafter	737
TOTAL	$3,222

NOTE 7 - INTEREST BEARING DEPOSITS

Time deposits of $250 thousand or more were $26.3 million and $22.0 million at year-end 2014 and 2013.

Following is a summary of scheduled maturities of certificates of deposit during the years following December 31, 2013:

2015		103,868
2016		44,741
2017		16,913
2018		11,443
2019		19,933
Thereafter		10,053
	TOTAL	$206,951

Following is a summary of year-end interest bearing deposits:

	2014	2013
Demand	$126,456	$124,660
Money Market	266,040	285,464
Savings	131,559	122,453
Certificates of Deposit	206,951	226,746
TOTAL	$731,006	$759,323

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND
OTHER SHORT-TERM BORROWINGS

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. government sponsored entities and agencies with a carrying amount of $147.8 million and $152.4 million at year ended 2014 and 2013.

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

	2014	2013	2012

Average balance during the year	$71,573	$90,951	$93,149
Average interest rate during the year	0.04%	0.04%	0.08%
Maximum month-end balance during the year	$78,972	$100,462	$98,531
Weighted average year-end interest rate	0.06%	0.06%	0.07%
Balance at year-end	$58,786	$75,267	$79,536

The Bank has access to lines of credit amounting to $24.5 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion.  There were no borrowings under these lines at December 31, 2014. At December 31, 2013 the Bank had drawn $6 million against the lines and repaid the full amount during January of 2014.

Farmers National Banc Corp has an unsecured $1.5 million revolving line of credit. The line can be renewed annually. The outstanding balance was $350 thousand at December 31, 2014 and 2013. The interest rate is prime with a floor of 4.5%. The interest rate at December 31, 2014 and 2013 was 4.5%.  During 2014, Farmers National Banc Corp added an unsecured $5 million line of credit with another banking institution.  The line can be renewed annually and has not been drawn upon.  The interest rate is prime with a floor of 3.5%.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER LONG-TERM BORROWINGS

At year end, long-term advances from the Federal Home Loan Bank were as follows:

	2014		2013
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Fixed-rate constant payment advances, at rates from 1.70% to 4.88% at December 31, 2014 and 2013	$8,381	1.72%	$9,822	1.74%
Convertible and putable fixed-rate advances, at rates from 2.82% to 4.45% at December 31, 2014 and 2013	10,000	3.64%	10,000	3.64%
Cash management advance with a variable rate of .26% at December 31, 2014	10,000	0.26%	0	0.0%
Total advances	$28,381	1.87%	$19,822	2.70%

During December of 2014, the Bank received a variable rate cash management advance from FHLB in the amount of $10 million that can be renewed quarterly. The Bank also has a total of $10 million in putable FHLB fixed-rate advances. Should the FHLB elect the put, the Bank is required to repay the advance on that date without penalty.

Federal Home Loan Bank advances are secured by a blanket pledge of residential mortgage loans totaling $110.3 million and $104.4 million at year end 2014 and 2013. Based on this collateral the Bank is eligible to borrow an additional $81.9 million at year end 2014. Each advance is subject to a prepayment penalty if paid prior to its maturity date.

Scheduled repayments of long-term FHLB advances are as follows:

Maturing in:
2015	$16,398
2016	1,176
2017	6,089
2018	1,008
2019	931
Thereafter	2,779
TOTAL	$28,381

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$471	$1,881	$4,373	$8,722
Unused lines of credit	$108,382	$39,205	$87,562	$33,351

Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments for 2014 have interest rates that range from 4.00% to 4.63% and mature within thirty years. The fixed rate loan commitments for 2013 have interest rates of 4.50% and mature between ten and twelve years. Fixed rate unused lines of credit have interest rates ranging from 2.11% to 13.50% at December 31, 2014 and 2.16% to 13.50% at December 31, 2013.

Standby letters of credit are considered financial guarantees. The standby letters of credit have a contractual value of $5.2 million at December 31, 2014 and $4.9 million at December 31, 2013. The carrying amount of these items on the balance sheet is not material.

NOTE 11 - STOCK BASED COMPENSATION

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”). The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  46,957 share awards were granted under the Plan during February 2014. The restricted stock awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; these awards have a three year performance period that will end December 31, 2016. Participants will receive the awards based on performance of the Company’s return on equity metrics. Expense recognized for the Plan was $116 thousand during the year ended 2014.  As of December 31, 2014, there was $231 thousand of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over the next two years. There were no shares awarded or expense recognized during the years ended December 31, 2013 and 2012 under the Plan.

The following is the activity under the Plan during the year ended December 31, 2014:

	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Beginning balance	$0	$0
Granted	46,957	7.39
Vested	0	0
Forfeited	0	0
Ending balance	$46,957	$7.39

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

There were no options granted under the Stock Option Plan during 2014, 2013 or 2012.

NOTE 12 - REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes as of December 31, 2014, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2014 and 2013, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Corporation’s principal source of funds for dividend payments is dividends received from the Bank and Trust. The Bank and Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively. The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years. During 2015, the Bank could, without prior approval, declare dividends of approximately $9.1 million plus any 2015 net profits retained to the date of the dividend declaration. In order to practice trust powers, Trust must maintain a minimum capital of $3 million. The Trust would need regulatory approval to declare dividends in 2015.

Actual and required capital amounts and ratios are presented below at year-end:

			Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:

	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Total Capital to risk weighted assets
Consolidated	$121,340	16.48%	$58,523	8.00%	N/A	N/A
Bank	114,321	15.56%	58,773	8.00%	$73,466	10.00%
Tier I Capital to risk weighted assets
Consolidated	113,654	15.43%	29,262	4.00%	N/A	N/A
Bank	106,689	14.52%	29,386	4.00%	44,079	6.00%
Tier I Capital to average assets
Consolidated	113,654	10.03%	45,313	4.00%	N/A	N/A
Bank	106,689	9.37%	45,565	4.00%	56,956	5.00%

2013
Total Capital to risk weighted assets
Consolidated	$115,730	16.26%	$56,950	8.00%	N/A	N/A
Bank	109,154	15.42%	56,638	8.00%	$70,798	10.00%
Tier I Capital to risk weighted assets
Consolidated	108,130	15.19%	28,475	4.00%	N/A	N/A
Bank	101,586	14.35%	28,319	4.00%	42,479	6.00%
Tier I Capital to average assets
Consolidated	108,130	9.36%	46,185	4.00%	N/A	N/A
Bank	101,586	8.93%	45,478	4.00%	56,848	5.00%

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan. All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Plan. Under the terms of the Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code. The Company matches a percentage of the participants’ voluntary contributions up to 6% of gross wages. In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Plan. Total expense was $336 thousand, $336 thousand and $334 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

During 2014 the Company adopted a profit sharing plan to provide associates not participating in a current incentive plan a vehicle for sharing in the success of the Company outside of existing wages and non-monetary benefits. The board of directors has approved a profit sharing amount equal to 1% of annual compensation for associates.  The expense was $73 thousand for the year ended December 31, 2014.

The Company maintains a deferred compensation plan for certain retirees. Expense under the Plan was $10 thousand, $10 thousand and $13 thousand for the years ended December 31, 2014, 2013 and 2012. The liability under the Plan at December 31, 2014 was $156 thousand and $163 thousand at December 31, 2013.

The Company also has a postretirement health care benefit Plan covering individuals retired from the Company that have met certain service and age requirements and certain other active employees that have met similar service requirements. The postretirement health care Plan includes a limit on the Company’s share of costs for recent and future retirees. Expense under this Plan for 2014, 2013 and 2012 was $4 thousand, $13 thousand and $34 thousand. The accrued postretirement benefit liability under this Plan was $314 thousand and $370 thousand at December 31, 2014 and 2013. Due to the immateriality of the Plan, the disclosures required under U.S. generally accepted accounting principles have been omitted.

NOTE 14 - INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2014	2013	2012
Current expense	$2,369	$874	$2,042
Deferred expense	263	809	1,013
TOTALS	$2,632	$1,683	$3,055

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

	2014	2013	2012

Statutory tax	$4,059	$3,312	$4,545
Effect of nontaxable interest	(1,179)	(1,325)	(1,203)
Bank owned life insurance, net	(159)	(123)	(179)
Effect of nontaxable life insurance death proceeds	0	(115)	0
Other	(89)	(66)	(108)
ACTUAL TAX	$2,632	$1,683	$3,055

Deferred tax assets (liabilities) are comprised of the following:

	2014	2013
Deferred tax assets:
Allowance for credit losses	$2,671	$2,649
Net unrealized loss on securities available for sale	0	3,005
Deferred and accrued compensation	848	874
Deferred loan fees and costs	515	511
Post-retirement benefits	110	174
AMT credit carryforward	0	367
Other	214	258
Gross deferred tax assets	$4,358	$7,838

Deferred tax liabilities:
Depreciation and amortization	$(1,081)	$(1,082)
Net unrealized gain on securities available for sale	(523)	0
Federal Home Loan Bank dividends	(482)	(482)
Purchase accounting adjustments	(550)	(684)
Other	(38)	(49)
Gross deferred tax liabilities	(2,674)	(2,297)
NET DEFERRED TAX ASSET	$1,684	$5,541

No valuation allowance for deferred tax assets was recorded at December 31, 2014 and 2013.

At December 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company paid no penalties for the year ended December 31, 2014 or 2012. The Company paid a $12 thousand penalty for the year ended December 31, 2013. There were no amounts accrued for penalties or interest as of December 31, 2014 or 2013.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2011. The tax years 2011—2013 remain open to examination by the U.S. taxing authority.

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the detail of other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012.

	2014
	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the year	$10,486	$(3,670)	$6,816
Reclassification adjustment for (gains) losses included in net income (1)	(457)	160	(297)
Net unrealized gains on available-for-sale securities	10,029	(3,510)	6,519
Change in funded status of post-retirement health plan	60	(21)	39
Net other comprehensive income (loss)	$10,089	$(3,531)	$6,558

	2013
	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the year	$(19,310)	$6,759	$(12,551)
Reclassification adjustment for (gains) losses included in net income (1)	(860)	301	(559)
Net unrealized losses on available-for-sale securities	(20,170)	7,060	(13,110)
Change in funded status of post-retirement health plan	(3)	1	(2)
Net other comprehensive income (loss)	$(20,173)	$7,061	$(13,112)

	2012
	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the year	$307	$(107)	$200
Reclassification adjustment for (gains) losses included in net income (1)	(1,059)	370	(689)
Net unrealized losses on available-for-sale securities	(752)	263	(489)
Change in funded status of post-retirement health plan	131	(46)	85
Net other comprehensive income (loss)	$(621)	$217	$(404)

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

NOTE 16 - BUSINESS COMBINATION

On July 1, 2013, the Company completed the acquisition of all outstanding stock of the retirement planning consultancy National Associates, Inc. of Cleveland, Ohio.  The transaction involved both cash and stock totaling $4.4 million, including up to $1.5 million of future payments, contingent upon NAI meeting income performance targets, with an estimated fair value at the acquisition date of $920 thousand.  The contingent consideration of the future payment payable has been adjusted down to $156 thousand based on the September 30, 2014 fair market value estimation.  The fair market value of the contingent consideration was determined using the Monte Carlo Simulation.  The simulation’s key assumptions included a two year period with an estimated volatility of 20%.  Expected EBITDA had a base of 6% with a maximum 12% and a discount rate of 11.9%.  The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing retirement services currently being offered.  Acquisition-related costs of $270 thousand were included in the Company’s consolidated statements of income for the year ended December 31, 2013.

Goodwill of $2.6 million, which is recorded on the balance sheet of NAI, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  The goodwill is not expected to be deductible for income tax purposes.  The goodwill was partially impaired as described in Note 6, by an amount equal to the reduction in the contingent consideration payable. The two adjustments offset resulting in a zero impact to the Company’s consolidated statements of income for year ended December 31, 2014. After the impairment the NAI goodwill is $1.9 million at December 31, 2014. The fair value of other intangible assets of $2.3 million is related to client relationships, company name and noncompetition agreements.  The following table summarizes the consideration paid for NAI and the amounts of the assets acquired and liabilities assumed.

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

	2013	2012

Noninterest income	$15,080	$14,577

Net income	$7,665	$9,883

Basic and diluted earnings per share	$0.41	$0.53

NOTE 17 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2014 were as follows:

Total loans at December 31, 2013	$573
New loans	0
Effect of changes in composition of related parties	290
Repayments	(103)
Total loans at December 31, 2014	$760

Deposits from principal officers, directors, and their affiliates at year-end 2014 and 2013 were $1.7 million and $1.6 million.

NOTE 18 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2014	2013	2012
Basic EPS
Net income	$8,965	$7,780	$9,932
Weighted average shares outstanding	18,674,526	18,773,491	18,791,843
Basic earnings per share	$0.48	$0.41	$0.53
Diluted EPS
Net income	$8,965	$7,780	$9,932
Weighted average shares out-standing for basic earnings per share	18,674,526	18,773,491	18,791,843
Restricted stock awards	890	0	0
Weighted average shares for diluted earnings per share	18,675,416	18,773,491	18,791,843
Diluted earnings per share	$0.48	$0.41	$0.53

Stock options for 5,000 shares of common stock for 2013 and 2012 were not considered in computing diluted earnings per share because they were antidilutive.

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

Summary information about these interest-rate swaps as of year ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012

Notional amounts	$31,459	$25,195	$7,060
Weighted average pay rate on interest-rate swaps	4.26%	4.28%	4.07%
Weighted average receive rate on interest-rate swaps	2.67%	2.82%	2.99%
Weighted average matuirity (years)	5.9	6.3	5.8
Fair value of combined interest-rate swaps	$638	$275	$120

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated income statements. There were no net gains or losses recognized in earnings related to yield maintenance provisions for years ended December 31, 2014, 2013 and 2012.

NOTE 20 – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking, trust and retirement consulting operations. They are also distinguished by the level of information provided to the chief operating decision makers in the Company, who use such information to review performance of various components of the business, which are then aggregated. Loans, investments, and deposits provide the revenues in the banking operation, trust service fees provide the revenue in trust operations and consulting fees provide the revenues in the retirement consulting operations. All operations are domestic.

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using operating income. Income taxes are calculated on operating income. Transactions among segments are made at fair value.

Significant segment totals are reconciled to the financial statements as follows:

December 31, 2014	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$5,285	$0	$3,528	$0	$8,813
Total assets	$10,643	$1,121,505	$4,356	$463	$1,136,967

December 31, 2013	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$5,639	$0	$4,704	$0	$10,343
Total assets	$11,572	$1,120,091	$5,090	$573	$1,137,326

For year ended 2014	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$53	$36,297	$0	$(14)	$36,336
Provision for loan losses	0	1,880	0	0	$1,880
Service fees, security gains and other noninterest income	6,170	7,577	1,810	(254)	$15,303
Noninterest expense	4,906	30,349	2,433	474	$38,162
Income before taxes	1,317	11,645	(623)	(742)	$11,597
Income tax	451	2,645	48	(512)	$2,632
Net Income	$866	$9,000	$(671)	$(230)	$8,965

For year ended 2013	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$45	$35,865	$0	$(14)	$35,896
Provision for loan losses	0	1,290	0	0	$1,290
Service fees, security gains and other noninterest income	5,667	7,838	627	(218)	$13,914
Noninterest expense	4,899	31,875	863	1,420	$39,057
Income before taxes	813	10,538	(236)	(1,652)	$9,463
Income tax	282	2,043	(80)	(562)	$1,683
Net Income	$531	$8,495	$(156)	$(1,090)	$7,780

For year ended 2012	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$47	$36,871	$0	$(20)	$36,898
Provision for loan losses	0	725	0	0	$725
Service fees, security gains and other noninterest income	5,571	7,192	0	(185)	$12,578
Noninterest expense	4,918	30,024	0	822	$35,764
Income before taxes	700	13,314	0	(1,027)	$12,987
Income tax	244	3,160	0	(349)	$3,055
Net Income	$456	$10,154	$0	$(678)	$9,932

Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

NOTE 21 – SUBSEQUENT EVENT

During January of 2015, the Company announced a definitive agreement had been reached to acquire all the shares of National Bancshares Corporation, the holding company for First National Bank of Orville and will be merged with and into Farmers National Bank of Canfield.  At the completion of the transaction First National Bank of Orrville branches will become branches of Farmers National Bank of Canfield.  Pursuant to the Agreement, each shareholder of National Bancshares will be entitled to elect to receive either $32.15 per share in cash or 4.034 shares of Farmers’ common stock, subject to an overall limitation of 80% of the shares being exchanged for stock and 20% for cash.  Based on Farmers’ volume weighted average stock price over the last 20 trading days of $7.97, as of January 26, 2015, the transaction is valued at approximately $74.0 million.  The merger is expected to qualify as a tax-free reorganization for those shareholders electing to receive Farmers’ stock.  The transaction is subject to receipt of National Bancshares’ shareholder approval, Farmers’ shareholder approval and customary regulatory approvals.  The Company expects the transaction to close in the first half of 2015.

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended 2014	March 31	June 30	September 30	December 31
Total interest income	$10,063	$10,118	$10,413	$10,321
Total interest expense	1,207	1,166	1,128	1,078
Net interest income	8,856	8,952	9,285	9,243
Provision for loan losses	330	300	425	825
Noninterest income	3,433	3,797	3,880	4,193
Noninterest expense	9,141	9,378	9,776	9,867
Income before income taxes	2,818	3,071	2,964	2,744
Income taxes	627	720	688	597
Net income	$2,191	$2,351	$2,276	$2,147

Earnings per share - basic and diluted	$0.12	$0.13	$0.12	$0.12

Quarter Ended 2013	March 31	June 30	September 30	December 31
Total interest income	$10,266	$10,273	$10,122	$10,298
Total interest expense	1,298	1,234	1,274	1,257
Net interest income	8,968	9,039	8,848	9,041
Provision for loan losses	255	170	340	525
Noninterest income	2,875	3,225	4,173	3,641
Noninterest expense	9,088	9,822	10,926	9,221
Income before income taxes	2,500	2,272	1,755	2,936
Income taxes	495	404	143	641
Net income	$2,005	$1,868	$1,612	$2,295

Earnings per share - basic and diluted	$0.11	$0.10	$0.09	$0.12

The Company sold certain investment securities and recognized security gains of $372 thousand during the fourth quarter of 2014 and gains of $597 thousand during the third quarter of 2013.  A $1.3 million charge was recorded during the third quarter of 2013 for severance costs.

NOTE 23—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only). This information should be read in conjunction with the consolidated financial statements and related notes.

December 31,	2014	2013
BALANCE SHEETS
Assets:
Cash	$1,564	$1,849
Investment in subsidiaries
Bank	107,704	96,087
Trust	10,115	11,233
NAI	3,604	4,275
Securities available for sale	172	126
Other	916	725
TOTAL ASSETS	$124,075	$114,295

Liabilities:
Other liabilities	$163	$932
Note payable	350	350
Other accounts payable	2	6
TOTAL LIABILITIES	515	1,288
TOTAL STOCKHOLDERS' EQUITY	123,560	113,007
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,075	$114,295

STATEMENTS OF INCOME
Years ended December 31,	2014	2013	2012
Income:
Dividends from subsidiaries
Bank	$4,013	$4,333	$2,712
Trust	2,000	980	0
NAI	0	0	0
Interest and dividends on securities	1	2	4
Security gains/(losses)	0	21	0
Other income	764	0	0
TOTAL INCOME	6,778	5,336	2,716
Interest on borrowings	(15)	(16)	(24)
Other expenses	(1,492)	(1,659)	(1,007)
Income before income tax benefit and undistributed subsidiary income	5,271	3,661	1,685
Income tax benefit	512	562	349
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	4,987	4,162	7,442
Trust	(1,134)	(449)	456
NAI	(671)	(156)	0
NET INCOME	$8,965	$7,780	$9,932

STATEMENTS OF CASH FLOWS
Years ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net income	$8,965	$7,780	$9,932
Adjustments to reconcile net income to net cash
from operating activities:
Security (gains)/losses	0	(24)	0
Impairment of securities	0	3	0
Dividends in excess of net income (Equity in undistributed net income of subsidiary)	(3,182)	(3,557)	(7,898)
Other	(982)	(270)	(20)
NET CASH FROM OPERATING ACTIVITIES	4,801	3,932	2,014

Cash flows from investing activities:
Proceeds from maturities of available for sale securities	0	56	0
Purchase of National Associates, Inc.	0	(2,111)	0
NET CASH FROM INVESTING ACTIVITIES	0	(2,055)	0

Cash flows from financing activities:
Proceeds from reissuance of treasury shares	32	0	0
Purchase of treasury shares	(2,882)	(1,606)	(42)
Cash dividends paid	(2,236)	(2,248)	(3,382)
Net changes in borrowings	0	0	(750)
Proceeds from dividend reinvestment	0	0	243
NET CASH FROM FINANCING ACTIVITIES	(5,086)	(3,854)	(3,931)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(285)	(1,977)	(1,917)

Beginning cash and cash equivalents	1,849	3,826	5,743
Ending cash and cash equivalents	$1,564	$1,849	$3,826

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2014, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2013 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

Crowe Horwath LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2014. The audit report by Crowe Horwath is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 16, 2015 (the “2015 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2015 Annual Meeting to be filed with the Commission (“2015 Proxy Statement”).

Executive Officers of the Registrant

The names, ages and positions of Farmers’ executive officers as of February 27, 2015:

Name	Age	Title
Carl D. Culp	51	Executive Vice President and Treasurer of Farmers and Executive Vice-President and Chief Financial Officer of Farmers Bank.
Joseph Gerzina	59	Senior Vice President and Chief Lending Officer of Farmers Bank
Mark L. Graham	60	Executive Vice President and Chief Credit Officer of Farmers Bank
Kevin J. Helmick	43	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	45	Senior Vice President and Chief Information Officer of Farmers Bank
Mark A. Nicastro	44	Senior Vice President and Director of Human Resources of Farmers Bank
Joseph W. Sabat	54	Vice President and Controller of Farmers Bank
Timothy Shaffer	53	Senior Vice President and Director of Commercial Banking/Private Client Services of Farmers Bank
Amber Wallace Soukenik	49	Senior Vice President and Chief Retail/Marketing Officer of Farmers Bank
Dale Sturdevant	61	Vice President and Chief Risk Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Culp has served as Executive Vice President and Treasurer of Farmers and Executive Vice President and Chief Financial Officer of Farmers Bank since March 1996. Prior to that time, Mr. Culp was Controller of Farmers and Farmers Bank from November 1995. Mr. Culp has 29 years of experience in finance and accounting in the banking industry, and is a certified public accountant.

Mr. Gerzina is Senior Vice President and Chief Lending Officer since February 2012, and brings 33 years of experience in commercial and private banking. Prior to joining Farmers Bank, Mr. Gerzina was a Managing Partner at Weather Vane Capital, and previously held the role of Senior Vice President and Regional Commercial Manager (2002-2009) with Huntington Bank. He was appointed as an executive officer of Farmers in 2012.

Mr. Graham has over 37 years of experience with Farmers Bank. During his tenure, Mr. Graham has held a variety of positions in Farmers Bank’s commercial loan department. Mr. Graham has served as Executive Vice President and Chief Credit Officer of Farmers Bank since January 2012; for the four years prior to that appointment, Mr. Graham served as Senior Vice President and Senior Lending Officer of Farmers Bank.

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013. Prior to becoming President Mr. Helmick was Secretary of Farmers and Executive Vice President – Wealth Management and Retail Services of Farmers Bank since January 2012. Mr. Helmick has been with the Company for 19 years and has a retail and investment background, including an MBA and CFP designation. From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Farmers National Investments. In 2008 Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of Farmers National Investments, the retail investment area of Farmers Bank, Farmers Insurance, and all branch sales and operational functions.

Mr. Jackson is the Senior Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009. Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993. He has over 22 years of experience in the IT field. Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Senior Vice President and Director of Human Resources of Farmers Bank, a position he has held since joining Farmers in July 2009. Prior to that appointment, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007. Mr. Nicastro has an MBA, and has more than 17 years of experience in Human Resource Management from both large multi-national banks and regional community banks. He was appointed as an executive officer in 2012.

Mr. Sabat has served as Vice President and Controller of Farmers Bank since April 2006. Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm. Mr. Sabat has 19 years of experience in the accounting, finance and auditing fields. He is a certified public accountant and was appointed as an executive officer in 2012.

Mr. Shaffer has served as the Senior Vice President and Director of Commercial Banking & Private Client Services since January of 2014.  In October of 2011 Mr. Shaffer joined Farmers Bank as the Commercial Lending Manager, overseeing commercial lending, small business lending and treasury management. Mr. Shaffer has over 25 years of Banking and Lending experience in the Mahoning Valley market.  Mr. Shaffer was appointed as an executive officer in 2014.

Ms. Wallace Soukenik has served as Senior Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013.  In August 2008 Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing.  She has 25 years of experience in the Marketing field. Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital, where she managed a $14 million endowment, a $1.5 million marketing budget and all physician contracts. She was appointed as an executive officer in 2012.

Mr. Sturdevant has served as the Vice President and Chief Risk Officer of Farmers Bank since May 2012.  Previously, Mr. Sturdevant served as the Corporate Security and Information Security Officer of Farmers Bank.  Mr. Sturdevant has over 24 years of banking experience including project management, security and systems management.  Prior to joining Farmers, Mr. Sturdevant worked for Park View Federal Savings Bank and Home Savings Bank.  Mr. Sturdevant was appointed as an executive officer in 2014.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in 2015 Proxy Statement. These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2014 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2015 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2015 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Proposal Four — Adoption And Approval Of The Farmers National Banc Corp. 2012 Equity Incentive Plan” in the 2012 Proxy Statement of the Company.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2015 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2015 Proxy Statement.

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

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	February 27, 2015
Kevin J. Helmick	(Principal Executive Officer)
/s/ Carl D. Culp	Executive Vice President, Secretary and Treasurer	February 27, 2015
Carl D. Culp	(Principal Financial Officer)
/s/ Joseph W. Sabat	Controller	February 27, 2015
Joseph W. Sabat	(Principal Accounting Officer)
/s/ Gregory C. Bestic	Director	February 27, 2015
Gregory C. Bestic
/s/ Anne Frederick Crawford	Director	February 27, 2015
Anne Frederick Crawford
/s/ Lance J. Ciroli	Chairman of the Board	February 27, 2015
Lance J. Ciroli
/s/ Ralph D. Macali	Director	February 27, 2015
Ralph D. Macali
/s/ Terry A. Moore	Director	February 27, 2015
Terry A. Moore
/s/ David Z. Paull	Director	February 27, 2015
David Z. Paull
/s/ Earl R. Scott	Director	February 27, 2015
Earl R. Scott
/s/ Gregg Strollo	Director	February 27, 2015
Gregg Strollo

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

10.1

Agreement and Plan of Merger by and between National Bancshares Corporation and Farmers National Banc Corp., dated as of January 27, 2015 (incorporated by reference from Exhibit 2.1 to Farmers’ Current Report on Form 8-K filed with the Commission on January 27, 2015).

10.2*

Farmers National Banc Corp. 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 8, 2012).

10.3*	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 24, 2011).
10.4*	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).
10.5*	Farmers National Banc Corp. Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on February 3, 2015).
10.6*

Farmers National Banc Corp. Form of 2012 Award Agreement under Long-Term Incentive Plan (incorporated by reference from Exhibit 10.6 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 13, 2013).

10.7*

Farmers National Banc Corp. Form of 2013 Award Agreement under Long-Term Incentive Plan (incorporated by reference from Exhibit 10.5 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Commission on March 13, 2014)

10.8*	Farmers National Banc Corp. Form of Cash Long-Term Incentive Award Agreement under Long-Term Incentive Plan (filed herewith)
10.9*	Farmers National Banc Corp. Form of Equity Long-Term Incentive Award Agreement under 2012 Equity Incentive Plan (filed herewith)
10.10*	Nonemployee Director Compensation (filed herewith).
10.11*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).
10.12*	Farmers National Banc Corp. Executive Separation Policy (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013)
10.13*	Change in Control Agreement with Kevin J. Helmick (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013)
10.14*	Form of Change in Control Agreements for Executive Officers (incorporated by reference from Exhibit 10.3 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013)
10.15*

Separation Agreement by and between Farmers National Banc Corp. and John S. Gulas (incorporated by reference from Exhibit 10.1 to Famers’ Current Report on Form 8-K filed with the Commission on March 23, 2014).

21	Subsidiaries of Farmers (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).

Exhibit Number	Description
24	Powers of Attorney of Directors and Executive Officers (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer)(filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

*	Constitutes a management contract or compensatory plan or arrangement.

Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President and Treasurer, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.