Form 10-K/A
period 2014-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2015-04-27
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of February 23, 2015, the registrant had outstanding 18,408,612 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders	III

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, of Farmers National Banc Corp. (the “Company”), as filed with the Securities and Exchange Commission on February 27, 2015 (the “Original Filing”). This Amendment is being filed solely for the purpose of correcting an incorporation by reference under Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” on page 87 of the Original Filing, regarding information required by Item 201(d) of Regulation S-K. The incorporation by reference in the Original Filing inadvertently referred to the 2012 Proxy Statement of the Company, rather than the 2015 Proxy Statement of the Company. This Amendment corrects that incorporation by reference statement. Except for this correction, there have been no changes in any of the financial or other information contained in the Original Filing. This Amendment does not reflect events occurring after the Original Filing or, except as described above, modify or update the disclosures therein in any way.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Equity Compensation Plan Information” in the 2015 Proxy Statement of the Company.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2015 Proxy Statement of the Company.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (3) Exhibits The following documents are included as exhibits to this Form 10-K/A

Exhibit Number	Description

31.1	Certification by Kevin J. Helmick, President and Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (principal executive officer) (filed herewith).

31.2	Certification by Carl D. Culp, Executive Vice President and Treasurer of Farmers, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (principal financial officer) (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized, on this 27th day of April, 2015.

FARMERS NATIONAL BANC CORP.

By:	/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Kevin J. Helmick, President and Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer), pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).