Form 10-Q
period 2015-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2015-05-11
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, No Par Value	18,408,612 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$11,800	$11,410
Federal funds sold and other	15,129	16,018
TOTAL CASH AND CASH EQUIVALENTS	26,929	27,428
Securities available for sale	369,919	389,829
Loans held for sale	146	511
Loans	673,784	663,852
Less allowance for loan losses	7,723	7,632
NET LOANS	666,061	656,220
Premises and equipment, net	16,963	17,049
Goodwill	5,591	5,591
Other intangibles	3,055	3,222
Bank owned life insurance	22,506	16,367
Other assets	22,481	20,750
TOTAL ASSETS	$1,133,651	$1,136,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$174,112	$184,697
Interest-bearing	735,296	731,006
TOTAL DEPOSITS	909,408	915,703
Short-term borrowings	62,218	59,136
Long-term borrowings	18,120	28,381
Other liabilities	17,134	10,187
TOTAL LIABILITIES	1,006,880	1,013,407
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 19,031,059	106,079	106,021
Retained earnings	22,603	20,944
Accumulated other comprehensive income	2,587	1,093
Treasury stock, at cost; 622,447 shares	(4,498)	(4,498)
TOTAL STOCKHOLDERS' EQUITY	126,771	123,560
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,133,651	$1,136,967

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
(Unaudited)	For the Three Months Ended
	March 31, 2015	March 31, 2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,684	$7,484
Taxable securities	1,647	1,871
Tax exempt securities	615	656
Dividends	48	47
Federal funds sold and other interest income	5	5
TOTAL INTEREST AND DIVIDEND INCOME	9,999	10,063
INTEREST EXPENSE
Deposits	887	1,061
Short-term borrowings	11	11
Long-term borrowings	109	135
TOTAL INTEREST EXPENSE	1,007	1,207
NET INTEREST INCOME	8,992	8,856
Provision for loan losses	450	330
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,542	8,526
NONINTEREST INCOME
Service charges on deposit accounts	603	590
Bank owned life insurance income	139	107
Trust fees	1,647	1,497
Insurance agency commissions	146	95
Security gains	10	0
Retirement plan consulting fees	504	364
Investment commissions	298	194
Net gains on sale of loans	123	65
Other operating income	567	521
TOTAL NONINTEREST INCOME	4,037	3,433
NONINTEREST EXPENSES
Salaries and employee benefits	5,542	5,022
Occupancy and equipment	1,111	1,153
State and local taxes	245	233
Professional fees	476	592
Merger related cost	245	0
Advertising	217	203
FDIC insurance	177	184
Intangible amortization	167	192
Core processing charges	381	361
Other operating expenses	1,190	1,201
TOTAL NONINTEREST EXPENSES	9,751	9,141
INCOME BEFORE INCOME TAXES	2,828	2,818
INCOME TAXES	617	627
NET INCOME	$2,211	$2,191
EARNINGS PER SHARE - basic and diluted	$0.12	$0.12

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	For the Three Months Ended
	March 31, 2015	March 31, 2014
NET INCOME	$2,211	$2,191
Other comprehensive income:
Net unrealized holding gains on available for sale securities	2,310	4,087
Reclassification adjustment for (gains) losses realized in income	(10)	0
Net unrealized holding gains	2,300	4,087
Income tax effect	(806)	(1,432)
Other comprehensive income, net of tax	1,494	2,655
TOTAL COMPREHENSIVE INCOME	$3,705	$4,846

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,211	$2,191
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	450	330
Depreciation and amortization	467	498
Net amortization of securities	363	330
Security gains	(10)	0
Stock compensation expense	58	0
Loss on sale of other real estate owned	13	0
Earnings on bank owned life insurance	(139)	(107)
Origination of loans held for sale	(3,509)	(3,557)
Proceeds from loans held for sale	3,997	2,754
Net gains on sale of loans	(123)	(65)
Net change in other assets and liabilities	(2,913)	(2,046)
NET CASH FROM OPERATING ACTIVITIES	865	328
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	11,420	10,332
Proceeds from sales of securities available for sale	40,913	9
Purchases of securities available for sale	(23,182)	(11,022)
Loan originations and payments, net	(10,413)	3,967
Proceeds from sale of other real estate owned	113	17
Purchase of bank owned life insurance	(6,000)	0
Additions to premises and equipment	(189)	(472)
NET CASH FROM INVESTING ACTIVITIES	12,662	2,831
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(6,295)	7,817
Net change in short-term borrowings	3,082	(8,364)
Repayment of Federal Home Loan Bank borrowings and other debt	(25,261)	(260)
New Federal Home Loan Bank advance borrowings	15,000	0
Cash dividends paid	(552)	(564)
Proceeds from reissuance of treasury shares	0	32
NET CASH FROM FINANCING ACTIVITIES	(14,026)	(1,339)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(499)	1,820
Beginning cash and cash equivalents	27,428	27,513
Ending cash and cash equivalents	$26,929	$29,333
Supplemental cash flow information:
Interest paid	$1,031	$1,209
Income taxes paid	$300	$0
Supplemental noncash disclosures:
Transfer of loans to other real estate	$122	$20
Security purchases not settled	$7,298	$202

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), retirement consulting services through National Associates, Inc. (“NAI”) and insurance services through the Bank’s subsidiary, Farmers National Insurance (“Insurance”).  In addition to the Insurance subsidiary, the Bank has created Farmers of Canfield Investment Co. (“Investments”), with the primary purpose of investing in municipal securities. The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust and NAI. All significant intercompany balances and transactions have been eliminated in the consolidation.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year. Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement health plan, which are recognized as separate components of equity, net of tax effects. For the three month period ended March 31, 2015, there was no change in the funded status of the post-retirement health plan.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2015
U.S. Treasury and U.S. government sponsored entities	$18,812	$401	$(7)	$19,206
State and political subdivisions	94,081	1,890	(393)	95,578
Corporate bonds	935	9	(3)	941
Mortgage-backed securities - residential	215,561	3,431	(688)	218,304
Collateralized mortgage obligations	14,872	0	(507)	14,365
Small Business Administration	21,745	1	(463)	21,283
Equity securities	121	123	(2)	242
Totals	$366,127	$5,855	$(2,063)	$369,919

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2014
U.S. Treasury and U.S. government sponsored entities	$24,515	$418	$(112)	$24,821
State and political subdivisions	90,369	2,183	(671)	91,881
Corporate bonds	936	3	(8)	931
Mortgage-backed securities - residential	223,216	2,395	(1,249)	224,362
Collateralized mortgage obligations	25,988	98	(911)	25,175
Small Business Administration	23,193	1	(775)	22,419
Equity securities	120	121	(1)	240
Totals	$388,337	$5,219	$(3,727)	$389,829

Proceeds from the sale of portfolio securities were $40.9 million during the three month period ended March 31, 2015. Gross gains of $73 thousand and gross losses of $63 thousand were realized on these sales during the three month period ended March 31, 2015. Proceeds from the sale of portfolio securities were $9  thousand during the three month period ended March 31, 2014, with no gains or losses realized.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2015
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$11,824	$11,931
One to five years	53,858	54,858
Five to ten years	32,934	33,692
Beyond ten years	15,212	15,244
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	252,178	253,952
Total	$366,006	$369,677

The following table summarizes the investment securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2015
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$0	$0	$5,202	$(7)	$5,202	$(7)
State and political subdivisions	4,619	(29)	16,437	(364)	21,056	(393)
Corporate bonds	0	0	480	(3)	480	(3)
Mortgage-backed securities - residential	14,859	(105)	47,348	(583)	62,207	(688)
Collateralized mortgage obligations	0	0	14,365	(507)	14,365	(507)
Small Business Administration	0	0	21,188	(463)	21,188	(463)
Equity securities	23	(2)	0	0	23	(2)
Total	$19,501	$(136)	$105,020	$(1,927)	$124,521	$(2,063)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2014
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$498	$(2)	$10,159	$(110)	$10,657	$(112)
State and political subdivisions	987	(11)	24,063	(660)	25,050	(671)
Corporate bonds	0	0	476	(8)	476	(8)
Mortgage-backed securities - residential	25,770	(202)	55,576	(1,047)	81,346	(1,249)
Collateralized mortgage obligations	0	0	19,541	(911)	19,541	(911)
Small Business Administration	0	0	22,319	(775)	22,319	(775)
Equity securities	26	(1)	0	0	26	(1)
Total	$27,281	$(216)	$132,134	$(3,511)	$159,415	$(3,727)

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

As of March 31, 2015, the Company’s security portfolio consisted of 321 securities, 82 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

Unrealized losses on debt securities issued by state and political subdivisions have not been recognized into income. Generally these securities have maintained their investment grade ratings and management does not have the intent and does not expect to be required to sell these securities before their anticipated recovery. The fair value is expected to recover as the securities approach their maturity date.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2015	December 31, 2014
Commercial real estate
Owner occupied	$77,720	$74,829
Non-owner occupied	125,254	122,228
Other	29,016	26,137
Commercial	122,762	120,493
Residential real estate
1-4 family residential	154,076	153,055
Home equity lines of credit	32,310	31,255
Consumer
Indirect	118,065	120,931
Direct	8,888	9,071
Other	3,552	3,626
Subtotal	$671,643	$661,625
Net deferred loan costs	2,141	2,227
Allowance for loan losses	(7,723)	(7,632)
Net loans	$666,061	$656,220

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632
Provision for loan losses	232	(70)	10	352	(74)	450
Loans charged off	(4)	0	(81)	(533)	0	(618)
Recoveries	13	1	22	223	0	259
Total ending allowance balance	$2,917	$1,351	$1,640	$1,705	$110	$7,723

Three Months Ended March 31, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568
Provision for loan losses	22	(162)	(228)	518	180	330
Loans charged off	(57)	0	(70)	(709)	0	(836)
Recoveries	34	8	15	268	0	325
Total ending allowance balance	$2,751	$1,065	$1,681	$1,496	$394	$7,387

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

March 31, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$735	$219	$101	$0	$0	$1,055
Collectively evaluated for impairment	2,182	1,132	1,539	1,705	110	6,668
Total ending allowance balance	$2,917	$1,351	$1,640	$1,705	$110	$7,723

Loans:
Loans individually evaluated for impairment	$7,080	$1,088	$3,608	$100	$0	$11,876
Loans collectively evaluated for impairment	224,240	121,335	182,326	134,007	0	661,908
Total ending loans balance	$231,320	$122,423	$185,934	$134,107	$0	$673,784

December 31, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$514	$272	$88	$0	$0	$874
Collectively evaluated for impairment	2,162	1,148	1,601	1,663	184	6,758
Total ending allowance balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632

Loans:
Loans individually evaluated for impairment	$7,139	$1,940	$3,425	$93	$0	$12,597
Loans collectively evaluated for impairment	215,434	118,210	180,428	137,183	0	651,255
Total ending loans balance	$222,573	$120,150	$183,853	$137,276	$0	$663,852

The following tables present information related to impaired loans by class of loans as of March 31, 2015 and December 31, 2014:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2015
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,437	$2,302	$0
Non-owner occupied	385	384	0
Commercial	440	419	0
Residential real estate
1-4 family residential	2,360	2,137	0
Home equity lines of credit	296	281	0
Consumer	175	100	0
Subtotal	6,093	5,623	0

With an allowance recorded:
Commercial real estate
Owner occupied	2,870	2,863	671
Non-owner occupied	1,532	1,531	64
Commercial	686	669	219
Residential real estate
1-4 family residential	1,126	1,101	98
Home equity lines of credit	89	89	3
Subtotal	6,303	6,253	1,055
Total	$12,396	$11,876	$1,055

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,448	$2,318	$0
Non-owner occupied	391	391	0
Commercial	531	511	0
Residential real estate
1-4 family residential	2,421	2,156	0
Home equity lines of credit	476	251	0
Consumer	185	93	0
Subtotal	6,452	5,720	0

With an allowance recorded:
Commercial real estate
Owner occupied	2,882	2,882	446
Non-owner occupied	1,548	1,548	68
Commercial	1,444	1,429	272
Residential real estate
1-4 family residential	944	928	85
Home equity lines of credit	90	90	3
Subtotal	6,908	6,877	874
Total	$13,360	$12,597	$874

The following table presents the average recorded investment in impaired loans by class and interest income recognized by loan class for the three month periods ended March 31, 2015 and 2014:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended March 31,		For Three Months Ended March 31,
(In Thousands of Dollars)	2015	2014	2015	2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,311	$2,575	$16	$5
Non-owner occupied	387	391	6	0
Other	0	0	0	0
Commercial	463	931	6	5
Residential real estate
1-4 family residential	2,125	1,332	31	14
Home equity lines of credit	251	115	3	2
Consumer	91	239	4	0
Subtotal	5,628	5,583	66	26

With an allowance recorded:
Commercial real estate
Owner occupied	2,870	1,654	24	25
Non-owner occupied	1,537	1,586	20	20
Commercial	1,117	1,391	1	1
Residential real estate
1-4 family residential	983	1,390	9	11
Home equity lines of credit	90	146	1	1
Consumer	-	0	0	0
Subtotal	6,597	6,167	55	58
Total	$12,225	$11,750	$121	$84

Cash basis interest recognized during the three month periods ended March 31, 2015 and 2014 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$3,259	$0	$3,315	$44
Non-owner occupied	38	0	41	0
Commercial	833	0	1,645	0
Residential real estate
1-4 family residential	2,946	289	2,742	195
Home equity lines of credit	170	79	139	40
Consumer
Indirect	88	200	90	193
Direct	32	0	36	0
Other	0	5	0	1
Total	$7,366	$573	$8,008	$473

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2015
Commercial real estate
Owner occupied	$0	$0	$3,259	$3,259	$74,246	$77,505
Non-owner occupied	0	0	38	38	124,891	124,929
Other	0	0	0	0	28,886	28,886
Commercial	145	0	833	978	121,445	122,423
Residential real estate
1-4 family residential	1,677	422	3,235	5,334	148,289	153,623
Home equity lines of credit	138	81	249	468	31,843	32,311
Consumer
Indirect	1,447	347	288	2,082	119,585	121,667
Direct	37	27	32	96	8,792	8,888
Other	19	3	5	27	3,525	3,552
Total	$3,463	$880	$7,939	$12,282	$661,502	$673,784

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2014
Commercial real estate
Owner occupied	$0	$0	$3,359	$3,359	$71,272	$74,631
Non-owner occupied	0	0	41	41	121,872	121,913
Other	0	0	0	0	26,029	26,029
Commercial	0	0	1,645	1,645	118,505	120,150
Residential real estate				0		-
1-4 family residential	1,892	546	2,937	5,375	147,223	152,598
Home equity lines of credit	205	92	179	476	30,779	31,255
Consumer				0		-
Indirect	2,136	406	283	2,825	121,754	124,579
Direct	108	18	36	162	8,909	9,071
Other	17	6	1	24	3,602	3,626
Total	$4,358	$1,068	$8,481	$13,907	$649,945	$663,852

Troubled Debt Restructurings:

Total troubled debt restructurings were $8.2 million and $8.1 million at March 31, 2015 and December 31, 2014, respectively. The Company has allocated $247 thousand and $242 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2015 and December 31, 2014. There were $11 thousand and $25 thousand in commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at March 31, 2015 and December 31, 2014.

During the three month periods ended March 31, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal payments; or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.87% and 2.75%. There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of 9 months to 120 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month periods ended March 31, 2015 and 2014:

		Pre-Modification	Post-Modification
Three Months Ended March 31, 2015	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$8	$8
Residential real estate
1-4 family residential	3	354	354
Home equity lines of credit	1	50	50
Indirect	2	36	36
Total	7	$448	$448

		Pre-Modification	Post-Modification
Three Months Ended March 31, 2014	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Non-owner occupied	1	$35	$35
Residential real estate
1-4 family residential	9	393	394
Home equity lines of credit	2	52	52
Total	12	$480	$481

There were $35 thousand in charge offs and a $33 thousand increase to the provision for loan losses during the three month period ended March 31, 2015, as a result of troubled debt restructurings.  There were no charge offs and a $26 thousand increase to the provision for loan losses during the three month period ended March 31, 2014.

There was one residential real estate loan for which there were payment defaults within twelve months following the modification of the troubled debt restructuring during the three month period ended March 31, 2015.  This loan was past due at March 31, 2015.  There was a $23 thousand provision to the loan losses as a result of this default during 2015.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were four indirect loans modified as troubled debt restructuring for which there were payments defaults within twelve months following the modification during the three month period ended March 31, 2014. Two of the four loans were past due at March 31, 2014.  There was one loan charged off during the three month period ended March 31, 2014.  There was a $1 thousand provision to the allowance for loan losses associated with these loans. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Not Rated	Total
March 31, 2015
Commercial real estate
Owner occupied	$70,516	$1,022	$5,967	$0	$0	$77,505
Non-owner occupied	121,781	487	2,661	0	0	124,929
Other	28,572	0	314	0	0	28,886
Commercial	118,227	1,519	2,677	0	0	122,423
Total	$339,096	$3,028	$11,619	$0	$0	$353,743

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Not Rated	Total
December 31, 2014
Commercial real estate
Owner occupied	$66,036	$2,534	$6,061	$0	$0	$74,631
Non-owner occupied	115,159	3,760	2,994	0	0	121,913
Other	25,710	0	319	0	0	26,029
Commercial	114,409	1,566	4,175	0	0	120,150
Total	$321,314	$7,860	$13,549	$0	$0	$342,723

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of March 31, 2015 and December 31, 2014. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
March 31, 2015
Performing	$150,388	$32,062	$121,379	$8,856	$3,547
Nonperforming	3,235	249	288	32	5
Total	$153,623	$32,311	$121,667	$8,888	$3,552

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2014
Performing	$149,661	$31,076	$124,296	$9,035	$3,625
Nonperforming	2,937	179	283	36	1
Total	$152,598	$31,255	$124,579	$9,071	$3,626

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

Summary information about these interest-rate swaps at periods ended March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
Notional amounts (In thousands)	$33,292	$31,459
Weighted average pay rate on interest-rate swaps	4.27%	4.26%
Weighted average receive rate on interest-rate swaps	2.65%	2.67%
Weighted average maturity (years)	6.0	5.9
Fair value of combined interest-rate swaps (In thousands)	$1,012	$638

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income. For the three month periods ended March 31, 2015 and 2014 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended March 31,
	2015	2014
Basic EPS
Net income (In thousands)	$2,211	$2,191
Weighted average shares outstanding	18,427,901	18,779,091
Basic earnings per share	$0.12	$0.12

Diluted EPS
Net income (In thousands)	$2,211	$2,191
Weighted average shares out-standing for basic earnings per share	18,427,901	18,779,091
Dilutive effect of restricted stock awards	1,408	0
Weighted average shares for diluted earnings per share	18,429,309	18,779,091
Diluted earnings per share	$0.12	$0.12

There were no restricted stock awards that were considered anti-dilutive for the three month periods ended March 31, 2015 or 2014.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”). The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were 80,918 additional net shares awarded under the Plan during February 2015. Expense recognized for the Plan was $58 thousand for the three month period ended March 31, 2015.  As of March 31, 2015, there was $803 thousand of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.9 years. There were 46,957 shares awarded and $29 thousand of expense recognized for the Plan for the three month period ended March 31, 2014.

The following is the activity under the Plan during the three months ended March 31, 2015:

	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	46,957	$7.39
Granted	85,918	7.88
Vested	0	0
Forfeited	(5,000)	7.88
Nonvested at March 31, 2015	127,875	$7.70

Other Comprehensive Income:

The following table represents the detail of other comprehensive income for the three month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$2,310	$(808)	$1,502
Reclassification adjustment for (gains) losses included in net income (1)	(10)	2	(8)
Net unrealized gains on available-for-sale securities	$2,300	$(806)	$1,494

	Three Months Ended March 31, 2014
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding losses on available-for-sale securities during the period	$4,087	$(1,432)	$2,655
Reclassification adjustment for (gains) losses included in net income (1)	0	0	0
Net unrealized losses on available-for-sale securities	$4,087	$(1,432)	$2,655

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes as of March 31, 2015, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2015 and December 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at year-end:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Common equity tier 1 capital ratio
Consolidated	$117,890	15.03%	$35,291	4.50%	N/A	N/A
Bank	107,914	13.85%	35,071	4.50%	$50,659	6.50%
Total risk based capital ratio
Consolidated	125,667	16.02%	62,740	8.00%	N/A	N/A
Bank	115,637	14.84%	62,349	8.00%	77,936	10.00%
Tier 1 risk based capital ratio
Consolidated	117,890	15.03%	47,055	6.00%	N/A	N/A
Bank	107,914	13.85%	46,762	6.00%	62,349	8.00%
Tier 1 leverage ratio
Consolidated	117,890	10.44%	45,152	4.00%	N/A	N/A
Bank	107,914	9.38%	46,032	4.00%	57,540	5.00%

December 31, 2014
Total Capital to risk weighted assets
Consolidated	$121,340	16.48%	$58,523	8.00%	N/A	N/A
Bank	114,321	15.56%	58,773	8.00%	$73,466	10.00%
Tier 1 Capital to risk weighted assets
Consolidated	113,654	15.43%	29,262	4.00%	N/A	N/A
Bank	106,689	14.52%	29,386	4.00%	44,079	6.00%
Tier 1 Capital to average assets
Consolidated	113,654	10.03%	45,313	4.00%	N/A	N/A
Bank	106,689	9.37%	45,565	4.00%	56,956	5.00%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the period ended March 31, 2015 and for the year ended December 31, 2014, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2015 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$19,206	$0	$19,206	$0
State and political subdivisions	95,578	0	95,578	0
Corporate bonds	941	0	941	0
Mortgage-backed securities-residential	218,304	0	218,295	9
Collateralized mortgage obligations	14,365	0	14,365	0
Small Business Administration	21,283	0	21,283	0
Equity securities	242	242	0	0
Total investment securities	$369,919	$242	$369,668	$9
Yield maintenance provisions	$1,012	$0	$1,012	$0
Financial Liabilities
Interest rate swaps	$1,012	$0	$1,012	$0

	Fair Value Measurements at December 31, 2014 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$24,821	$0	$24,821	$0
State and political subdivisions	91,881	0	91,881	0
Corporate bonds	931	0	931	0
Mortgage-backed securities-residential	224,362	0	224,352	10
Collateralized mortgage obligations	25,175	0	25,175	0
Small Business Administration	22,419	0	22,419	0
Equity securities	240	240	0	0
Total investment securities	$389,829	$240	$389,579	$10
Yield maintenance provisions	$638	$0	$638	$0
Financial Liabilities
Interest rate swaps	$638	$0	$638	$0

There were no significant transfers between Level 1 and Level 2 during the three month periods ended March 31, 2015 and 2014.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
(In Thousands of Dollars)	Three Months ended March 31,
	2015	2014
Beginning Balance	$10	$10
Total unrealized gains or losses:
Included in other comprehensive income	0	0
Repayments	(1)	0
Transfers in and/or out of Level 3	0	0
Ending Balance	$9	$10

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2015 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$668	$0	$0	$668
Commercial	373	0	0	373
1–4 family residential	266	0	0	266

	Fair Value Measurements at December 31, 2014 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial	$807	$0	$0	$807
1–4 family residential	63	0	0	63
Other real estate owned
Commercial real estate	45	0	0	45

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $451 thousand with a valuation allowance of $42 thousand at March 31, 2015, resulting in an additional provision for loan losses of $215 thousand for the three month period. At December 31, 2014, impaired loans had a principal balance of $988 thousand, with a valuation allowance of $117 thousand. Loans measured at fair value during the three months ended March 31, 2014 resulted in no additional provision for loan losses  Excluded from the fair value of impaired loans, at March 31, 2015 and December 31, 2014, discussed above are $4.1 million and $4.2 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which are not carried at fair value.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at period ended March 31, 2015 and December 31, 2014:

March 31, 2015	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$668	Quoted price for loan relationship	Adjustment for differences between earning multiplier	-41.21% (-41.21%)
Commercial	230	Quoted price for loan relationship	Adjustment for differences between earning multiplier	-39.80% (-39.80%)
Commercial	143	Sales comparison	Adjustment for differences between comparable sales	-27.43% - 32.86% (23.48%)
Residential	266	Sales comparison	Adjustment for differences between comparable sales	-26.81% - 28.82% (9.45%)

December 31, 2014	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial	$807	Sales comparison	Adjustment for differences between comparable sales	-27.43% - 32.86% (9.96%)
Residential	63	Sales comparison	Adjustment for differences between comparable sales	-18.32% - 24.16% (-14.02%)
Other real estate owned	45	Sales comparison	Adjustment for differences between comparable sales	-12.86% - 11.97% (-5.79%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at March 31, 2015 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$26,929	$11,800	$15,129	$0	$26,929
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	146	0	150	0	150
Loans, net	666,061	0	0	668,763	668,763
Accrued interest receivable	3,583	0	1,822	1,761	3,583
Financial liabilities
Deposits	909,408	712,362	197,029	0	909,391
Short-term borrowings	62,218	0	62,218	0	62,218
Long-term borrowings	18,120	0	18,612	0	18,612
Accrued interest payable	379	2	377	0	379

		Fair Value Measurements at December 31, 2014 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,428	$11,410	$16,018	$0	$27,428
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	511	0	523	0	523
Loans, net	656,220	0	0	658,993	658,993
Accrued interest receivable	3,237	0	1,645	1,592	3,237
Financial liabilities
Deposits	915,703	708,752	206,708	0	915,460
Short-term borrowings	59,136	0	59,136	0	59,136
Long-term borrowings	28,381	0	28,837	0	28,837
Accrued interest payable	402	2	400	0	402

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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
March 31, 2015
Goodwill and other intangibles	$5,206	$0	$3,440	$0	$8,646
Total assets	$11,257	$1,117,357	$4,433	$604	$1,133,651

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2014
Goodwill and other intangibles	$5,285	$0	$3,528	$0	$8,813
Total assets	$10,643	$1,121,505	$4,356	$463	$1,136,967

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2015
Net interest income	$15	$8,980	$0	$(3)	$8,992
Provision for loan losses	0	450	0	0	450
Service fees, security gains and other noninterest income	1,672	1,927	503	(65)	4,037
Noninterest expense	1,196	7,358	335	395	9,284
Amortization and depreciation expense	85	292	90	0	467
Income (loss) before taxes	406	2,807	78	(463)	2,828
Income taxes	138	609	27	(157)	617
Net Income (Loss)	$268	$2,198	$51	$(306)	$2,211

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2014
Net interest income	$12	$8,848	$0	$(4)	$8,856
Provision for loan losses	0	330	0	0	330
Service fees, security gains and other noninterest income	1,517	1,538	443	(65)	3,433
Noninterest expense	1,092	6,965	312	274	8,643
Amortization and depreciation expense	95	298	105	0	498
Income before taxes	342	2,793	26	(343)	2,818
Income taxes	118	617	9	(117)	627
Net Income	$224	$2,176	$17	$(226)	$2,191

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Business Acquisitions:

On January 27, 2015, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with National Bancshares Corporation (“National Bancshares”), the parent company of First National Bank of Orrville (“First National Bank”), pursuant to which National Bancshares will merge with and into the Company (the “Merger”).  Promptly following consummation of the Merger, it is expected that First National Bank will merge with and into the Bank. At the completion of the Merger, First National Bank of Orrville branches will become branches of Farmers National Bank of Canfield.  Pursuant to the Agreement, each shareholder of National Bancshares will be entitled to elect to receive either $32.15 per share in cash or 4.034 shares of Farmers’ common stock, subject to an overall limitation of 80% of the shares of National Bancshares being exchanged for stock and 20% for cash.  Based on Farmers’ volume weighted average stock price over the last 20 trading days of $7.97, as of January 26, 2015, the transaction is valued at approximately $74.0 million.  The merger is expected to qualify as a tax-free reorganization for those shareholders electing to receive Farmers’ stock.  The transaction is subject to receipt of National Bancshares’ shareholder approval, Farmers’ shareholder approval and customary regulatory approvals.  The Company expects the transaction to close in the first half of 2015.

On July 1, 2013, the Company completed the acquisition of all outstanding stock of the retirement planning consultancy National Associates, Inc. (“NAI”) of Rocky River, Ohio. The transaction involved both cash and stock totaling $4.4 million, including up to $1.5 million of future cash payments contingent upon NAI meeting income performance targets based on growth in EBITDA. The measurement period is defined, in essence, as “the twelve month period ending on the second anniversary of the closing date.” Based upon the closing date of July 1, 2013, the payment is due within five business days of final determination of the amount of the payment based upon EBITDA from August 1, 2014, to July 31, 2015. The payment is tiered as follows:

i) If the calculated growth percentage of EBITDA is equal to or less than the base percentage (6.00%), the payment will be $0;

ii) If the calculated growth percentage of EBITDA is greater than or equal to the maximum percentage (12.00%), the payment will be $1.5 million; and

iii) If the calculated growth percentage of EBITDA is between the base and maximum percentages, a factor of the growth is interpolated and multiplied by the maximum $1.5 million payment.

The acquisition-date fair value of contingent consideration was estimated to be $920,000 and was recorded in other liabilities on the consolidated balance sheet. In the third quarter of 2014, management determined it was no longer probable that amount would be paid and reduced the liability through a reduction of other expense by $764,000, the same amount as goodwill impairment expense recorded in the same line.  As a result, the liability for contingent consideration included in other liabilities totaled $156,000 at March 31, 2015 and December 31, 2014.  The continent consideration and related liability will be settled in the third quarter of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange

Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview

Net income for the three months ended March 31, 2015 was $2.2 million, compared to $2.2 million for the same period last year. On a per share basis, net income for the first quarter ended March 31, 2015 and 2014 was $0.12 per diluted share.

Total gross loans were $673.8 million at March 31, 2015, compared to $663.9 million at December 31, 2014. This represents an increase of 1.5%.  The increase in loans is a direct result of the Company’s focus on loan growth utilizing a talented lending and credit team while adhering to a sound underwriting discipline. Most of the increase in loans has occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios.  Loans comprised 62.5% of the Bank's average earning assets at March 31, 2015, an improvement compared to 58.2% at March 31, 2014.  This improvement has resulted in a 2.8% increase in tax equated loan income from the first quarter of 2014 to the same quarter in 2015. Non-performing assets to total assets remain at a safe level, currently at 0.71%. Early stage delinquencies also continue to remain at manageable levels, at $4.3 million or 0.64% of total loans at March 31, 2015.

Deposits decreased $6.3 million, from $915.7 million at December 31, 2014 to $909.4 million at March 31, 2015, as customers begin to move some cash into other investment options. At March 31, 2015, core deposits – savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits – represented approximately 91.5% of total deposits.

Stockholders’ equity totaled $126.8 million, or 11.2% of total assets, at March 31, 2015, an increase of $3.2 million, or 2.6%, compared to $123.6 million at December 31, 2014.  Contributing to the increase is a $1.5 million, net of tax, improvement in the mark to market adjustment in the securities available for sale portfolio due to the changing long-term interest rate market and a $1.7 million increase in retained net income.  Shareholders received a total of $0.12 per share in dividends over the past four quarters. Book value per share increased from $6.71 per share at December 31, 2014 to $6.89 per share at March 31, 2015.  The Company’s tangible book value per share also increased from $6.23 per share at December 31, 2014 to $6.42 per share at March 31, 2015.  The increases in book value and tangible book value per share were also the result of the mark to market adjustments, net of tax, in the securities available for sale portfolio and the increases to retained earnings from profit retention.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three months ended March 31, 2015 and 2014:

	At or for the Three Months Ended March 31,
(In Thousands, except Per Share Data)	2015	2014
Total Assets	$1,133,651	$1,141,000
Net Income	$2,211	$2,191
Basic and Diluted Earnings Per Share	$0.12	$0.12
Return on Average Assets (Annualized)	0.79%	0.78%
Return on Average Equity (Annualized)	7.14%	7.65%
Efficiency Ratio (tax equivalent basis)	70.71%	69.87%
Equity to Asset Ratio	11.18%	10.28%
Tangible Common Equity Ratio *	10.50%	9.48%
Dividends to Net Income	24.97%	25.70%
Net Loans to Assets	58.75%	54.23%
Loans to Deposits	74.09%	67.84%

*

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of March 31, 2015 and 2014, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

	March 31,	December 31,	March 31,
(In Thousands of Dollars)	2015	2014	2014
Reconciliation of Common Stockholders' Equity to Tangible Common Equity
Stockholders' Equity	$126,771	$123,560	$117,323
Less Goodwill and Other Intangibles	8,646	8,813	10,151
Tangible Common Equity	$118,125	$114,747	$107,172

	March 31,	December 31,	March 31,
(In Thousands of Dollars)	2015	2014	2014
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,133,651	$1,136,967	$1,141,000
Less Goodwill and Other Intangibles	8,646	8,813	10,151
Tangible Assets	$1,125,005	$1,128,154	$1,130,849

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$658,496	$7,819	4.82%	$617,260	$7,604	5.00%
Taxable securities (4)	296,744	1,647	2.25	342,682	1,871	2.21
Tax-exempt securities (4) (6)	79,663	939	4.78	85,334	998	4.74
Equity securities (2)	4,282	48	4.55	4,282	47	4.45
Federal funds sold and other	14,599	5	0.14	10,653	5	0.19
TOTAL EARNING ASSETS	1,053,784	10,458	4.02	1,060,211	10,525	4.03
NONEARNING ASSETS
Cash and due from banks	18,274			19,901
Premises and equipment	17,040			17,502
Allowance for loan losses	(7,597)			(7,367)
Unrealized gains (losses) on securities	2,708			(5,689)
Other assets (3)	53,586			50,707
TOTAL ASSETS	$1,137,795			$1,135,265

INTEREST-BEARING LIABILITIES
Time deposits	$202,791	$768	1.54%	$225,727	$927	1.67%
Savings deposits	398,633	110	0.11	408,455	125	0.12
Demand deposits	130,594	9	0.03	126,746	9	0.03
Short term borrowings	56,290	11	0.08	68,787	11	0.06
Long term borrowings	36,646	109	1.22	26,828	135	2.04
TOTAL INTEREST-BEARING LIABILITIES	824,954	1,007	0.50	856,543	1,207	0.57

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	177,084			154,910
Other liabilities	10,092			7,674
Stockholders' equity	125,665			116,138
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$1,137,795			$1,135,265
Net interest income and interest rate spread		$9,451	3.52%		$9,318	3.46%
Net interest margin			3.64%			3.56%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $533 thousand and $593 thousand for 2015 and 2014, respectively, and is reduced by amortization of $536 thousand and $522 thousand for 2015 and 2014, respectively.

(6)

For 2015, adjustments of $135 thousand and $324 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2014, adjustments of $120 thousand and $342 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net Interest Income.  Net interest income was $9.0 million for the first quarter of 2015 compared to $8.9 million for the same period in 2014.  The net interest margin to average earning assets on a fully taxable equivalent basis increased 8 basis points to 3.64% for the three months ended March 31, 2015, compared to 3.56% for the same three month period in the prior year.  In comparing the quarters ended March 31, 2015 and 2014, yields on earning assets decreased 1 basis point, while the cost of interest bearing liabilities decreased 7 basis points. The increase in net interest margin was mainly a result of time deposits with higher interest rates maturing and then being moved to products with lower interest rates.

Noninterest Income.  Noninterest income was $4.0 million for the first quarter of 2015, increasing 17.6% from $3.4 million in the same quarter of 2014. The largest driver of the increase was Trust fees income which increased $150 thousand or 10% and retirement plan consulting fees also increased $140 thousand or 38.5% in the current year’s quarter compared to the same quarter in 2014. Investment commissions also increased $104 thousand or 54% in comparing the same two quarters. Trust fees and investment commissions increased as a result of the increasing value of trust and investment assets under management.  Assets under management increased due to the addition of new clients and the continued growth in the equity markets.  Retirement plan consulting fees increased as a result of additional consulting work performed during the first quarter of 2015.

Noninterest Expense.  Noninterest expense totaled $9.8 million for the first quarter of 2015, which was $610 thousand more than the $9.1 million during the same quarter in 2014.  The increase is primarily the result of an increase of $520 thousand in salaries and employee benefits during the current quarter compared to the same quarter in 2014.  There was also $245 thousand of merger related costs associated with the pending acquisition of NBOH, as described in a previous footnote, during the quarter ended March 31, 2015 compared to none in the quarter ended March 31, 2014.

The Company’s tax equivalent efficiency ratio for the three month period ended March 31, 2015 was 70.7% compared to 69.9% for the same period in 2014. The slight negative change in the efficiency ratio was the result of the $610 thousand increase in noninterest expenses offset by the $604 thousand increase in noninterest income as explained in previous paragraphs. Management has continued to focus on increasing the levels of noninterest income and reducing the level of noninterest expenses.

Income Taxes. Income tax expense totaled $617 thousand for the quarter ended March 31, 2015 and $627 thousand for the quarter ended March 31, 2014. As discussed in previous paragraphs the increase in noninterest income nearly offset the increase in noninterest expense between the first quarter periods of 2015 and 2014. The effective tax rate for the three month period ended March 31, 2015 was 21.9% which nearly equaled the effective tax rate of 22.2% for the same period in 2014.

Other Comprehensive Income.  For the quarter ended March 31, 2015, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $1.5 million, compared to an unrealized gain of $2.7 million for the same period in 2014. The increase in fair value for the three month period ended March 31, 2015 compared to 2014 is the result of market interest rate fluctuations.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased $499 thousand during the first three months of 2015. The Company expects these levels to remain steady over the next few months.

Securities. Securities available-for-sale decreased by $19.9 million since December 31, 2014.  The Company used proceeds from both maturing securities and sales of securities to fund repayment of  Federal Home Loan Bank advances, to fund increases in the loan portfolio and to purchase additional bank owned life insurance.

Loans. Gross loans increased $9.9 million since December 31, 2014. Most of the increase occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios. The increase in loan balances was enough to overcome the low interest rate environment and help the current quarter’s tax equated loan income improve by $215 thousand compared to the first quarter of 2014.  On a fully tax equivalent basis, loans contributed $7.8 million of total interest income during the three month period ended March 31, 2015 compared to $7.6 million for the same period in 2014.

 Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below for quarters prior to the current quarter ended March 31, 2015.  For the current quarter, recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Nonperforming loans	$7,939	$8,481	$7,218	$8,140	$8,494
Nonperforming loans as a % of total loans	1.18%	1.28%	1.12%	1.28%	1.36%
Loans delinquent 30-89 days	$4,344	$5,426	$4,938	$3,460	$2,473
Loans delinquent 30-89 days as a % of total loans	0.64%	0.82%	0.76%	0.54%	0.39%
Allowance for loan losses	$7,723	$7,632	$7,333	$7,356	$7,387
Allowance for loan losses as a % of loans	1.15%	1.15%	1.13%	1.15%	1.18%
Allowance for loan losses as a % of nonperforming loans	97.28%	89.99%	101.58%	90.37%	86.97%
Annualized net charge-offs to average net loans outstanding	0.22%	0.33%	0.28%	0.21%	0.34%
Non-performing assets	$8,083	$8,629	$7,600	$8,492	$8,668
Non-performing assets as a % of total assets	0.71%	0.76%	0.67%	0.75%	0.76%
Net charge-offs for the quarter	$359	$526	$448	$331	$511

For the three months ended March 31, 2015, management recorded a $450 thousand provision for loan losses, compared to providing $330 thousand over the same three month period in the prior year. The larger provision recorded for the three month period ended March 31, 2015 was primarily a result of the loan portfolio’s growth.  The increase in the allowance for loan losses was consistent with the percentage of growth in total loans for the three month period ended March 31, 2015 as compared to the same period in 2014. As a result, the ratio of allowance for loan losses to gross loans remained relatively constant at 1.15% at March 31, 2015 and 1.18% at March 31, 2014.  Non-performing loans as a percentage of total loans decreased from 1.3% at December 31, 2014 to 1.2% at March 31, 2015. With the reduction in non-performing loans the Company was able to increase the percentage of the allowance for loan losses to non-performing loans from 90.0% at December 31, 2014 to 97.3% at March 31, 2015. Also, loans 30–89 days delinquent decreased $1.1 million from $5.4 million at December 31, 2014 to $4.3 million at March 31, 2015.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at March 31, 2015 is adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits decreased $6.3 million from $915.7 million at December 31, 2014 to $909.4 million at March 31, 2015.  The decline in deposits is cyclical and may be considered normal during the first three months of the year. Time deposits decreased $9.9 million and were partially offset by an increase in interest bearing demand deposits of $3.6 million during the first three month period of 2015. The Company’s strategy is to maintain deposit balances while pricing deposit rates to remain competitive within the market. At March 31, 2015, core deposits, which include, savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits represented approximately 91.5% of total deposits.

Borrowings. Total borrowings decreased $7.2 million, or 8.2%, since December 31, 2014. The decrease in borrowings is the result of the Company repaying $10.3 million in Federal Home Loan Bank advances during the three month period ended March 31, 2015.  The decrease in FHLB advances was offset by a $3.1 million increase in securities sold under repurchase agreements during that same three month period.

Capital Resources. Total stockholders’ equity increased to $126.8 million, or 11.2% of total assets, at March 31, 2015, an increase of $3.2 million, compared to $123.6 million at December 31, 2014.  Contributing to the increase is $1.5 million improvement in the mark to market adjustment to the securities available for sale portfolio due to changing long-term interest rates during the period and a $1.7 million increase in retained net income.  Shareholders have received $0.03 per share in cash dividends each quarter over the last four quarters. Book value per share increased from $6.71 per share at December 31, 2014 to $6.89 per share at March 31, 2015.  The

Company’s tangible book value per share also increased from $6.23 per share at December 31, 2014 to $6.42 per share at March 31, 2015.  The increases in book value and tangible book value per share were also the result of the mark to market adjustments to the securities available for sale portfolio and the increases to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) and are being phased in beginning on January 1, 2015 through January 1, 2019. At March 31, 2015 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets. As of March 31, 2015 the Company’s common equity tier 1 to risk weighted assets was 15.03%, total risk-based capital ratio stood at 16.02%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 15.03% and 10.44%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2015.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2014 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Securities), Note 3 (Loans), and the sections captioned “Investment Securities” and “Loan Portfolio.”

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At March 31, 2015, these lines of credit totaled $25.0 million of which the Bank had not borrowed against these lines. In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. The outstanding balance at March 31, 2015 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of March 31, 2015, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $18.1 million with additional borrowing capacity of approximately $95.2 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2015, net cash provided by investing activities amounted to $12.7 million, compared to $2.8 million provided in the same period in 2014.  Proceeds from maturities and repayments of securities available for sale were up to $11.4 million from $10.3 million during the first three months of 2014.  Proceeds from sales of securities available for sale amounted to $40.9 million provided during the first three months of 2015 compared to $9 thousand provided during the same period in 2014.  Cash used to purchase investment securities totaled $23.2 million during the three month period ended March 31, 2015 compared to $11.0 million used during the same period in 2014.  There was $10.4 million used by net loan originations and payments during the first quarter of 2015 compared to the $4.0 million provided during the same period in 2014. The cash used by lending activities during this quarter can be attributed to the positive activity in the consumer real estate and commercial loan portfolios.  The Company also used $6.0 million to purchase additional bank owned life insurance during the first three months of 2015 compared to none in the first three months of 2014.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used in financing activities amounted to $14.0 million for the first three months of 2015, compared to $1.3 million used in financing activities for the same period in 2014. This increase in cash used can be attributed to the change in net change in short-term borrowings, deposits and FHLB advance borrowings. During the three month period ended March 31, 2015 cash provided by short-term borrowings was $3.1 million compared to $8.4 million used during the same period in 2014. Deposits used $6.3 million during the first quarter of 2015 compared to $7.8 million provided in the same quarter in 2014. There was also $25 million used to repay FHLB advances and $15 million provided by additional FHLB borrowings during the first three months of 2015 compared to none in 2014.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $138.2 million at March 30, 2015 and $150.0 at December 31, 2014.  Additionally, the Company has committed up to a $3 million subscription in a Small Business Investment Company fund (SBIC).  At March 31, 2015 the Company had invested $1.8 million in this fund.

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

Changes In Interest Rate (basis points)	March 31, 2015 Result	December 31, 2014 Result	ALCO Guidelines
Net Interest Income Change
+300	3.1%	2.2%	15%
+200	2.6%	1.9%	10%
+100	1.6%	1.2%	5%
-100	-3.3%	-4.0%	5%
Net Present Value Of Equity Change
+300	-2.8%	-4.6%	20%
+200	-0.1%	-1.3%	15%
+100	1.6%	0.8%	10%
-100	-9.1%	-6.7%	10%

The results of the simulation indicate that in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using March 31, 2015 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. The results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. There were no shares purchased during the three month period ended March 31, 2015.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2.1

Agreement and Plan of Merger by and between National Bancshares Corporation and Farmers National Banc Corp., dated as of January 27, 2015 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2015)

3.1

Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on October 3, 2001 (File No. 333-70806)).

3.2

Amendment to Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2013).

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

10.2*

Farmers National Banc Corp. Form of Cash Long-Term Incentive Award Agreement under Long-Term Incentive Plan (incorporated by reference from Exhibit 10.8 to Farmers’ Annual Report on Form 10-K filed with the Commission on February 27, 2015).

10.3*

Farmers National Banc Corp. Form of Equity Long-Term Incentive Award Agreement under 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.9 to Farmers’ Annual Report on Form 10-K filed with the Commission on February 27, 2015).

10.4*	Nonemployee Director Compensation (incorporated by reference from Exhibit 10.10 to Farmers’ Annual Report on Form 10-K filed with the Commission on February 27, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*  Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 11, 2015

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 11, 2015

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer