Form 10-Q
period 2015-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2015-08-10
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, No Par Value	25,671,567 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$18,204	$11,410
Federal funds sold and other	18,824	16,018
TOTAL CASH AND CASH EQUIVALENTS	37,028	27,428
Securities available for sale	386,319	389,829
Loans held for sale	399	511
Loans	1,134,838	663,852
Less allowance for loan losses	7,286	7,632
NET LOANS	1,127,552	656,220
Premises and equipment, net	23,459	17,049
Goodwill	32,272	5,591
Other intangibles	7,297	3,222
Bank owned life insurance	25,562	16,367
Other assets	32,515	20,750
TOTAL ASSETS	$1,672,403	$1,136,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$286,131	$184,697
Interest-bearing	1,034,438	731,006
TOTAL DEPOSITS	1,320,569	915,703
Short-term borrowings	85,704	59,136
Long-term borrowings	69,887	28,381
Other liabilities	13,668	10,187
TOTAL LIABILITIES	1,489,828	1,013,407
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 26,294,014 in 2015
and 19,031,059 in 2014	165,185	106,021
Retained earnings	22,863	20,944
Accumulated other comprehensive income (loss)	(975)	1,093
Treasury stock, at cost; 622,447 shares	(4,498)	(4,498)
TOTAL STOCKHOLDERS' EQUITY	182,575	123,560
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,672,403	$1,136,967

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
(Unaudited)	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,634	$7,589	$16,318	$15,073
Taxable securities	1,405	1,838	3,052	3,709
Tax exempt securities	662	639	1,277	1,295
Dividends	46	48	94	95
Federal funds sold and other interest income	6	4	11	9
TOTAL INTEREST AND DIVIDEND INCOME	10,753	10,118	20,752	20,181
INTEREST EXPENSE
Deposits	879	1,022	1,766	2,083
Short-term borrowings	16	13	27	24
Long-term borrowings	109	131	218	266
TOTAL INTEREST EXPENSE	1,004	1,166	2,011	2,373
NET INTEREST INCOME	9,749	8,952	18,741	17,808
Provision for loan losses	850	300	1,300	630
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,899	8,652	17,441	17,178
NONINTEREST INCOME
Service charges on deposit accounts	672	614	1,275	1,204
Bank owned life insurance income	165	120	304	227
Trust fees	1,509	1,552	3,156	3,049
Insurance agency commissions	118	75	264	170
Security gains	35	84	45	84
Retirement plan consulting fees	778	272	1,282	636
Investment commissions	256	243	554	437
Net gains on sale of loans	156	71	279	136
Other operating income	720	766	1,287	1,287
TOTAL NONINTEREST INCOME	4,409	3,797	8,446	7,230
NONINTEREST EXPENSES
Salaries and employee benefits	5,663	5,096	11,205	10,118
Occupancy and equipment	1,201	1,097	2,312	2,250
State and local taxes	243	230	488	463
Professional fees	546	574	1,022	1,166
Merger related cost	1,912	0	2,157	0
Advertising	282	274	499	477
FDIC insurance	178	187	355	371
Intangible amortization	167	191	334	383
Core processing charges	382	389	763	750
Other operating expenses	1,513	1,340	2,703	2,541
TOTAL NONINTEREST EXPENSES	12,087	9,378	21,838	18,519
INCOME BEFORE INCOME TAXES	1,221	3,071	4,049	5,889
INCOME TAXES	409	720	1,026	1,347
NET INCOME	$812	$2,351	$3,023	$4,542
EARNINGS PER SHARE - basic and diluted	$0.04	$0.13	$0.16	$0.24

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
NET INCOME	$812	$2,351	$3,023	$4,542
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	(5,447)	2,934	(3,136)	7,021
Reclassification adjustment for (gains) realized in income	(35)	(84)	(45)	(84)
Net unrealized holding gains (losses)	(5,482)	2,850	(3,181)	6,937
Income tax effect	1,919	(997)	1,113	(2,429)
Other comprehensive income (loss), net of tax	(3,563)	1,853	(2,068)	4,508
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,751)	$4,204	$955	$9,050

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Unaudited)	(In Thousands of Dollars)
COMMON STOCK	For the Six Months Ended June 30, 2015
Beginning balance	$106,021
Issued 7,262,955 shares as part of the acquisition of NBOH	59,048
Stock compensation expense for 127,875 shares	116
Ending balance	165,185

RETAINED EARNINGS
Beginning balance	20,944
Net income	3,023
Dividends declared at $.03 per share	(1,104)
Ending balance	22,863

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	1,093
Other comprehensive income (loss)	(2,068)
Ending balance	(975)

TREASURY STOCK, AT COST	(4,498)
TOTAL STOCKHOLDERS' EQUITY	$182,575

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,023	$4,542
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,300	630
Depreciation and amortization	938	1,003
Net amortization of securities	859	719
Security gains	(45)	(84)
Stock compensation expense	116	0
Loss on sale of other real estate owned	14	2
Earnings on bank owned life insurance	(304)	(227)
Origination of loans held for sale	(8,442)	(6,989)
Proceeds from loans held for sale	8,833	7,008
Net gains on sale of loans	(279)	(136)
Net change in other assets and liabilities	(2,780)	(512)
NET CASH FROM OPERATING ACTIVITIES	3,233	5,956
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	32,279	25,313
Proceeds from sales of securities available for sale	54,957	33,254
Purchases of securities available for sale	(35,745)	(38,564)
Loan originations and payments, net	(42,577)	(8,150)
Proceeds from sale of other real estate owned	199	35
Purchase of bank owned life insurance	(6,000)	0
Additions to premises and equipment	(687)	(787)
Net cash received in business combination	21,303	0
NET CASH FROM INVESTING ACTIVITIES	23,729	11,101
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(18,795)	(7,773)
Net change in short-term borrowings	13,037	(7,125)
Repayment of Federal Home Loan Bank borrowings and other debt	(55,500)	(507)
New Federal Home Loan Bank advance borrowings	45,000	0
Cash dividends paid	(1,104)	(1,127)
Proceeds from reissuance of treasury shares	0	32
NET CASH FROM FINANCING ACTIVITIES	(17,362)	(16,500)
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,600	557
Beginning cash and cash equivalents	27,428	27,513
Ending cash and cash equivalents	$37,028	$28,070
Supplemental cash flow information:
Interest paid	$1,861	$2,391
Income taxes paid	$1,490	$875
Supplemental noncash disclosures:
Transfer of loans to other real estate	$453	$218
Security purchases not settled	$527	$0
Issuance of stock for NBOH acquisition	$59,048	$0

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

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement health plan, which are recognized as separate components of equity, net of tax effects. For the six month period ended June 30, 2015, there was no change in the funded status of the post-retirement health plan.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2015
U.S. Treasury and U.S. government sponsored entities	$18,719	$475	$(172)	$19,022
State and political subdivisions	124,516	1,783	(2,042)	124,257
Corporate bonds	934	5	(5)	934
Mortgage-backed securities - residential	206,714	1,760	(2,215)	206,259
Collateralized mortgage obligations	16,067	0	(693)	15,374
Small Business Administration	20,935	1	(702)	20,234
Equity securities	123	118	(2)	239
Totals	$388,008	$4,142	$(5,831)	$386,319

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2014
U.S. Treasury and U.S. government sponsored entities	$24,515	$418	$(112)	$24,821
State and political subdivisions	90,369	2,183	(671)	91,881
Corporate bonds	936	3	(8)	931
Mortgage-backed securities - residential	223,216	2,395	(1,249)	224,362
Collateralized mortgage obligations	25,988	98	(911)	25,175
Small Business Administration	23,193	1	(775)	22,419
Equity securities	120	121	(1)	240
Totals	$388,337	$5,219	$(3,727)	$389,829

Proceeds from the sale of portfolio securities were $19.4 million during the three month period and $55.0 million during the six month period ended June 30, 2015. Gross gains of $36 thousand and $109 thousand and gross losses of $1 thousand and $64 thousand were realized on these sales during the three and six month period ended June 30, 2015. Gross gains from the sale of portfolio securities were $333  thousand along with gross losses of $249 thousand during the three and six month period ended June 30, 2014.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2015
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$18,524	$18,704
One to five years	68,339	68,651
Five to ten years	48,694	48,425
Beyond ten years	8,612	8,433
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	243,716	241,867
Total	$387,885	$386,080

The following table summarizes the investment securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2015
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$5,635	$(172)	$200	$0	$5,835	$(172)
State and political subdivisions	48,992	(783)	14,587	(1,259)	63,579	(2,042)
Corporate bonds	0	0	478	(5)	478	(5)
Mortgage-backed securities - residential	73,736	(871)	43,634	(1,344)	117,370	(2,215)
Collateralized mortgage obligations	1,392	(1)	13,642	(692)	15,034	(693)
Small Business Administration	0	0	20,145	(702)	20,145	(702)
Equity securities	25	(2)	0	0	25	(2)
Total	$129,780	$(1,829)	$92,686	$(4,002)	$222,466	$(5,831)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2014
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$498	$(2)	$10,159	$(110)	$10,657	$(112)
State and political subdivisions	987	(11)	24,063	(660)	25,050	(671)
Corporate bonds	0	0	476	(8)	476	(8)
Mortgage-backed securities - residential	25,770	(202)	55,576	(1,047)	81,346	(1,249)
Collateralized mortgage obligations	0	0	19,541	(911)	19,541	(911)
Small Business Administration	0	0	22,319	(775)	22,319	(775)
Equity securities	26	(1)	0	0	26	(1)
Total	$27,281	$(216)	$132,134	$(3,511)	$159,415	$(3,727)

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

As of June 30, 2015, the Company’s security portfolio consisted of 427 securities, 191 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

All of the Company’s holdings of collateralized mortgage obligations and residential mortgage-backed securities were issued by U.S. government-sponsored entities. Unrealized losses on these securities have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, the issues are guaranteed by the issuing entity which the U.S. government has affirmed its commitment to support, and because the Company does not have the intent to sell these residential mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be OTTI.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2015	December 31, 2014
Commercial real estate
Owner occupied	$193,080	$74,829
Non-owner occupied	162,932	122,228
Other	71,016	26,137
Commercial	202,552	120,493
Residential real estate
1-4 family residential	244,676	153,055
Home equity lines of credit	75,144	31,255
Consumer
Indirect	121,474	120,931
Direct	58,197	9,071
Other	4,114	3,626
Subtotal	$1,133,185	$661,625
Net deferred loan costs	1,653	2,227
Allowance for loan losses	(7,286)	(7,632)
Net loans	$1,127,552	$656,220

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,917	$1,351	$1,640	$1,705	$110	$7,723
Provision for loan losses	223	183	49	505	(110)	850
Loans charged off	(516)	(254)	(160)	(566)	0	(1,496)
Recoveries	9	0	19	181	0	209
Total ending allowance balance	$2,633	$1,280	$1,548	$1,825	$0	$7,286

Six Months Ended June 30, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632
Provision for loan losses	455	113	59	857	(184)	1,300
Loans charged off	(520)	(254)	(241)	(1,099)	0	(2,114)
Recoveries	22	1	41	404	0	468
Total ending allowance balance	$2,633	$1,280	$1,548	$1,825	$0	$7,286

Three Months Ended June 30, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,751	$1,065	$1,681	$1,496	$394	$7,387
Provision for loan losses	(36)	25	305	144	(138)	300
Loans charged off	(33)	(19)	(210)	(388)	0	(650)
Recoveries	40	5	8	266	0	319
Total ending allowance balance	$2,722	$1,076	$1,784	$1,518	$256	$7,356

Six Months Ended June 30, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568
Provision for loan losses	(14)	(137)	77	662	42	630
Loans charged off	(90)	(19)	(280)	(1,097)	0	$(1,486)
Recoveries	74	13	23	534	0	644
Total ending allowance balance	$2,722	$1,076	$1,784	$1,518	$256	$7,356

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

June 30, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$195	$27	$78	$0	$0	$300
Collectively evaluated for impairment	2,438	1,253	1,470	1,825	0	6,986
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$2,633	$1,280	$1,548	$1,825	$0	$7,286

Loans:
Loans individually evaluated for impairment	$6,228	$741	$3,515	$61	$0	$10,545
Loans collectively evaluated for impairment	416,287	199,696	315,143	187,467	0	1,118,593
Loans acquired with deteriorated credit quality	3,793	1,571	284	52	0	5,700
Total ending loans balance	$426,308	$202,008	$318,942	$187,580	$0	$1,134,838

December 31, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$514	$272	$88	$0	$0	$874
Collectively evaluated for impairment	2,162	1,148	1,601	1,663	184	6,758
Total ending allowance balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632

Loans:
Loans individually evaluated for impairment	$7,139	$1,940	$3,425	$93	$0	$12,597
Loans collectively evaluated for impairment	215,434	118,210	180,428	137,183	0	651,255
Total ending loans balance	$222,573	$120,150	$183,853	$137,276	$0	$663,852

The following tables present information related to impaired loans by class of loans as of June 30, 2015 and December 31, 2014:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2015
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,137	$2,003	$0
Non-owner occupied	380	379	0
Commercial	425	404	0
Residential real estate
1-4 family residential	2,481	2,226	0
Home equity lines of credit	289	275	0
Consumer	129	61	0
Subtotal	5,841	5,348	0

With an allowance recorded:
Commercial real estate
Owner occupied	2,851	2,332	136
Non-owner occupied	1,515	1,514	59
Commercial	518	337	27
Residential real estate
1-4 family residential	952	925	76
Home equity lines of credit	89	89	2
Subtotal	5,925	5,197	300
Total	$11,766	$10,545	$300

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,448	$2,318	$0
Non-owner occupied	391	391	0
Commercial	531	511	0
Residential real estate
1-4 family residential	2,421	2,156	0
Home equity lines of credit	476	251	0
Consumer	185	93	0
Subtotal	6,452	5,720	0

With an allowance recorded:
Commercial real estate
Owner occupied	2,882	2,882	446
Non-owner occupied	1,548	1,548	68
Commercial	1,444	1,429	272
Residential real estate
1-4 family residential	944	928	85
Home equity lines of credit	90	90	3
Subtotal	6,908	6,877	874
Total	$13,360	$12,597	$874

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and six month periods ended June 30, 2015 and 2014:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended June 30,		For Three Months Ended June 30,
(In Thousands of Dollars)	2015	2014	2015	2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,226	$1,614	$29	$6
Non-owner occupied	380	405	7	9
Commercial	409	2,072	5	4
Residential real estate
1-4 family residential	2,108	1,659	38	14
Home equity lines of credit	275	329	4	2
Consumer	81	178	3	0
Subtotal	5,479	6,257	86	35

With an allowance recorded:
Commercial real estate
Owner occupied	2,680	2,225	24	25
Non-owner occupied	1,520	1,580	20	20
Commercial	457	91	1	1
Residential real estate
1-4 family residential	908	1,380	11	11
Home equity lines of credit	89	126	1	1
Subtotal	5,654	5,402	57	58
Total	$11,133	$11,659	$143	$93

	Average Recorded Investment		Interest Income Recognized
	For Six Months Ended June 30,		For Six Months Ended June 30,
(In Thousands of Dollars)	2015	2014	2015	2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,268	$2,095	$45	$11
Non-owner occupied	383	398	13	9
Commercial	436	1,502	11	9
Residential real estate
1-4 family residential	2,116	1,495	69	28
Home equity lines of credit	263	222	7	4
Consumer	86	209	7	0
Subtotal	5,552	5,921	152	61

With an allowance recorded:
Commercial real estate
Owner occupied	1,818	1,939	48	50
Non-owner occupied	1,528	1,583	40	40
Commercial	787	741	2	2
Residential real estate
1-4 family residential	945	1,385	20	22
Home equity lines of credit	89	136	2	2
Subtotal	5,167	5,784	112	116
Total	$10,719	$11,705	$264	$177

Cash basis interest recognized during the three and six month periods ended June 30, 2015 and 2014 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$2,832	$0	$3,315	$44
Non-owner occupied	47	0	41	0
Other	175	0	0	0
Commercial	836	0	1,645	0
Residential real estate
1-4 family residential	2,764	637	2,742	195
Home equity lines of credit	210	62	139	40
Consumer
Indirect	78	150	90	193
Direct	80	106	36	0
Other	0	8	0	1
Total	$7,022	$963	$8,008	$473

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2015
Commercial real estate
Owner occupied	$170	$96	$2,832	$3,098	$189,756	$192,854
Non-owner occupied	23	0	47	70	162,533	162,603
Other	0	0	175	175	70,676	70,851
Commercial	550	291	836	1,677	200,331	202,008
Residential real estate
1-4 family residential	2,784	540	3,401	6,725	237,073	243,798
Home equity lines of credit	187	63	272	522	74,622	75,144
Consumer
Indirect	1,735	247	228	2,210	123,058	125,268
Direct	369	58	186	613	57,585	58,198
Other	30	3	8	41	4,073	4,114
Total	$5,848	$1,298	$7,985	$15,131	$1,119,707	$1,134,838

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2014
Commercial real estate
Owner occupied	$0	$0	$3,359	$3,359	$71,272	$74,631
Non-owner occupied	0	0	41	41	121,872	121,913
Other	0	0	0	0	26,029	26,029
Commercial	0	0	1,645	1,645	118,505	120,150
Residential real estate
1-4 family residential	1,892	546	2,937	5,375	147,223	152,598
Home equity lines of credit	205	92	179	476	30,779	31,255
Consumer
Indirect	2,136	406	283	2,825	121,754	124,579
Direct	108	18	36	162	8,909	9,071
Other	17	6	1	24	3,602	3,626
Total	$4,358	$1,068	$8,481	$13,907	$649,945	$663,852

Acquired Loans:

The following table presents financing receivables purchased during the three and six month periods ended June 30, 2015 by portfolio segment:

(In Thousands of Dollars)
June 30, 2015	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Purchases	$178,680	$69,544	$132,585	$48,432	$429,241

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payment would not be collected.  The carrying amount of those loans is as follows:

(In Thousands of Dollars)	June 30, 2015
Commercial real estate
Owner occupied	$1,267
Non-owner occupied	1,854
Other	672
Commercial	1,571
Residential real estate
1-4 family residential	200
Home equity lines of credit	84
Consumer
Direct	52
Outstanding Balance	$5,700

Carrying Amount, net of allowance of $0	$5,700

Income recognized based on the accretable yield of these loans during the period ended June 30, 2015 was immaterial.

Purchased credit impaired loans purchased during the six months ended June 30, 2015, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands of Dollars)
Contractually required payments receivable of loans purchased during the year:	June 30, 2015
Commercial real estate
Owner occupied	$1,521
Non-owner occupied	2,148
Other	672
Commercial	1,975
Residential real estate
1-4 family residential	206
Home equity lines of credit	88
Consumer
Direct	54
$6,664

Cash flows expected to be collected at acquisition	$6,337
Fair value of acquired loans at acquisition	$5,700

Troubled Debt Restructurings:

Total troubled debt restructurings were $8.5 million and $8.1 million at June 30, 2015 and December 31, 2014, respectively. The Company has allocated $215 thousand and $242 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2015 and December 31, 2014. There were $0 thousand and $25 thousand in commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at June, 30, 2015 and December 31, 2014.

During the three and six month periods ended June 30, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal payments; or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.87% and 2.75%. There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of 9 months to 120 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2015 and 2014:

		Pre-Modification	Post-Modification
Three Months Ended June 30, 2015	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$801	$801
Residential real estate
1-4 family residential	2	193	193
Total	4	$994	$994

		Pre-Modification	Post-Modification
Six Months Ended June 30, 2015	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$801	$801
Commercial	1	8	8
Residential real estate
1-4 family residential	5	547	547
Home equity lines of credit	1	50	50
Indirect	2	36	36
Total	11	$1,442	$1,442

		Pre-Modification	Post-Modification
Three Months Ended June 30, 2014	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Non-owner occupied	1	$373	$373
Residential real estate
1-4 family residential	5	389	405
Home equity lines of credit	1	36	36
Total	7	$798	$814

		Pre-Modification	Post-Modification
Six Months Ended June 30, 2014	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Non-owner occupied	2	$408	$408
Residential real estate
1-4 family residential	14	782	799
Home equity lines of credit	3	88	88
Total	19	$1,278	$1,295

There were $87 thousand in charge offs and a $62 thousand increase to the provision for loan losses during the three and six month periods ended June 30, 2015, as a result of troubled debt restructurings.  There were $32 thousand charge offs and an $11 thousand increase to the provision for loan losses during the three and six month periods ended June 30, 2014.

There was one commercial real estate loan for which there were payment defaults within twelve months following the modification of the troubled debt restructuring during the three and six month periods ended June 30, 2015.  This loan was past due at June 30, 2015.  There was no provision recorded as a result of this default during 2015.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were five indirect loans and the residential real estate loans modified as troubled debt restructuring for which there were payments defaults within twelve months following the modification during the three and six month period ended June 30, 2014. Five of the eight loans were past due at June 30, 2014.  There were two loans charged off during the three and six month period ended June 30, 2014.  There was an $11 thousand decrease to the provision to the allowance for loan losses associated with these loans for the three and six month periods ended June 30, 2014. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Not Rated	Total
June 30, 2015
Commercial real estate
Owner occupied	$185,630	$1,007	$6,217	$0	$0	$192,854
Non-owner occupied	157,296	1,830	3,477	0	0	162,603
Other	69,871	498	482	0	0	70,851
Commercial	193,608	5,187	3,213	0	0	202,008
Total	$606,405	$8,522	$13,389	$0	$0	$628,316

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Not Rated	Total
December 31, 2014
Commercial real estate
Owner occupied	$66,036	$2,534	$6,061	$0	$0	$74,631
Non-owner occupied	115,159	3,760	2,994	0	0	121,913
Other	25,710	0	319	0	0	26,029
Commercial	114,409	1,566	4,175	0	0	120,150
Total	$321,314	$7,860	$13,549	$0	$0	$342,723

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2015 and December 31, 2014. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
June 30, 2015
Performing	$240,397	$74,872	$125,040	$58,012	$4,106
Nonperforming	3,401	272	228	186	8
Total	$243,798	$75,144	$125,268	$58,198	$4,114

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2014
Performing	$149,661	$31,076	$124,296	$9,035	$3,625
Nonperforming	2,937	179	283	36	1
Total	$152,598	$31,255	$124,579	$9,071	$3,626

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

Summary information about these interest-rate swaps at periods ended June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
Notional amounts (In thousands)	$34,396	$31,459
Weighted average pay rate on interest-rate swaps	4.24%	4.26%
Weighted average receive rate on interest-rate swaps	2.63%	2.67%
Weighted average maturity (years)	5.9	5.9
Fair value of combined interest-rate swaps (In thousands)	$625	$638

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income. For the three and six month periods ended June 30, 2015 and 2014 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic EPS
Net income (In thousands)	$812	$2,351	$3,023	$4,542
Weighted average shares outstanding	19,394,342	18,780,980	18,913,772	18,780,041
Basic earnings per share	$0.04	$0.13	$0.16	$0.24

Diluted EPS
Net income (In thousands)	$812	$2,351	$3,023	$4,542
Weighted average shares out-standing for basic earnings per share	19,394,342	18,780,980	18,913,772	18,780,041
Dilutive effect of restricted stock awards	3,524	0	2,577	0
Weighted average shares for diluted earnings per share	19,397,866	18,780,980	18,916,349	18,780,041
Diluted earnings per share	$0.04	$0.13	$0.16	$0.24

There were no restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2015.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”). The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were 80,918 additional net shares awarded under the Plan during February 2015. Expense recognized for the Plan was $82 thousand and $140 thousand for the three month and six month periods ended June 30, 2015.  As of June 30, 2015, there was $721 thousand of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.7 years. There were 46,957 shares awarded and $29 thousand and $59 thousand of expense recognized for the Plan for the three and six month periods ended June 30, 2014.

The following is the activity under the Plan during the three months ended June 30, 2015:

	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	46,957	$7.39
Granted	85,918	7.88
Vested	0	0
Forfeited	(5,000)	7.88
Nonvested at June 30, 2015	127,875	$7.70

Other Comprehensive Income (Loss):

The following table represents the detail of other comprehensive income for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains (losses) on available-for-sale securities during the period	$(5,447)	$1,907	$(3,540)
Reclassification adjustment for (gains) losses included in net income (1)	(35)	12	(23)
Net unrealized gains (losses) on available-for-sale securities	$(5,482)	$1,919	$(3,563)

	Six Months Ended June 30, 2015
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains (losses) on available-for-sale securities during the period	$(3,136)	$1,097	$(2,039)
Reclassification adjustment for (gains) losses included in net income (1)	(45)	16	(29)
Net unrealized gains (losses) on available-for-sale securities	$(3,181)	$1,113	$(2,068)

	Three Months Ended June 30, 2014
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$2,934	$(1,026)	$1,908
Reclassification adjustment for (gains) losses included in net income (1)	(84)	29	(55)
Net unrealized gains on available-for-sale securities	$2,850	$(997)	$1,854

	Six Months Ended June 30, 2014
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$7,021	$(2,458)	$4,563
Reclassification adjustment for (gains) losses included in net income (1)	(84)	29	(55)
Net unrealized gains on available-for-sale securities	$6,937	$(2,429)	$4,508

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes as of June 30, 2015, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2015 and December 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at June 30, 2015 and December 31, 2014:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Common equity tier 1 capital ratio
Consolidated	$158,239	12.61%	$56,466	4.50%	N/A	N/A
Bank	146,581	11.72%	56,304	4.50%	$81,328	6.50%
Total risk based capital ratio
Consolidated	165,577	13.20%	100,385	8.00%	N/A	N/A
Bank	153,867	12.30%	100,096	8.00%	125,120	10.00%
Tier 1 risk based capital ratio
Consolidated	158,239	12.61%	75,289	6.00%	N/A	N/A
Bank	146,581	11.72%	75,072	6.00%	100,096	8.00%
Tier 1 leverage ratio
Consolidated	158,239	9.27%	69,293	4.00%	N/A	N/A
Bank	146,581	8.63%	67,936	4.00%	84,920	5.00%

December 31, 2014
Total Capital to risk weighted assets
Consolidated	$121,340	16.48%	$58,523	8.00%	N/A	N/A
Bank	114,321	15.56%	58,773	8.00%	$73,466	10.00%
Tier 1 Capital to risk weighted assets
Consolidated	113,654	15.43%	29,262	4.00%	N/A	N/A
Bank	106,689	14.52%	29,386	4.00%	44,079	6.00%
Tier 1 Capital to average assets
Consolidated	113,654	10.03%	45,313	4.00%	N/A	N/A
Bank	106,689	9.37%	45,565	4.00%	56,956	5.00%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the period ended June 30, 2015 and for the year ended December 31, 2014, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2015 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$19,022	$0	$19,022	$0
State and political subdivisions	124,257	0	124,257	0
Corporate bonds	934	0	934	0
Mortgage-backed securities-residential	206,259	0	206,243	16
Collateralized mortgage obligations	15,374	0	15,374	0
Small Business Administration	20,234	0	20,234	0
Equity securities	239	239	0	0
Total investment securities	$386,319	$239	$386,064	$16
Yield maintenance provisions	$625	$0	$625	$0
Financial Liabilities
Interest rate swaps	$625	$0	$625	$0

	Fair Value Measurements at December 31, 2014 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$24,821	$0	$24,821	$0
State and political subdivisions	91,881	0	91,881	0
Corporate bonds	931	0	931	0
Mortgage-backed securities-residential	224,362	0	224,352	10
Collateralized mortgage obligations	25,175	0	25,175	0
Small Business Administration	22,419	0	22,419	0
Equity securities	240	240	0	0
Total investment securities	$389,829	$240	$389,579	$10
Yield maintenance provisions	$638	$0	$638	$0
Financial Liabilities
Interest rate swaps	$638	$0	$638	$0

There were no significant transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2015 and 2014.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In Thousands of Dollars)	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Beginning Balance	$10	$10	$10	$10
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0	0
Repayments	0	0	0	0
Acquired and/or purchased	6	0	6	0
Ending Balance	$16	$10	$16	$10

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2015 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$683	$0	$0	$683
Commercial	231	0	0	231
1–4 family residential	118	0	0	118

	Fair Value Measurements at December 31, 2014 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial	$807	$0	$0	$807
1–4 family residential	63	0	0	63
Other real estate owned
Commercial real estate	45	0	0	45

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1.1 million with a valuation allowance of $98 thousand at June 30, 2015, resulting in an additional provision for loan losses of $209 thousand for the three and six month periods. At December 31, 2014, impaired loans had a principal balance of $988 thousand, with a valuation allowance of $117 thousand. Loans measured at fair value at June 30, 2014 resulted in an additional provision for loan losses of $227 thousand during the three and six month periods ended June 30, 2014.  Excluded from the fair value of impaired loans, at June 30, 2015 and December 31, 2014, discussed above are $4.1 million and $4.2 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which are not carried at fair value.

Impaired commercial real estate loans, both owner-occupied and non-owner occupied are valued by independent external appraisals. These external appraisals are prepared using the sales comparison approach and income approach valuation techniques. Management makes subsequent unobservable adjustments to the impaired loan appraisals. Impaired loans other than commercial real estate and other real estate owned are not considered material.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended June 30, 2015 and December 31, 2014:

June 30, 2015	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$683	Quoted price for loan relationship	Adjustment for differences between earning multiplier	1.01% (1.01%)
Commercial	231	Quoted price for loan relationship	Adjustment for differences between earning multiplier	-3.01% (-3.01%)
Residential	118	Sales comparison	Adjustment for differences between comparable sales	-26.81%-20.94% (-11.05%)

December 31, 2014	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial	$807	Sales comparison	Adjustment for differences between comparable sales	-27.43% - 32.86% (9.96%)
Residential	63	Sales comparison	Adjustment for differences between comparable sales	-18.32% - 24.16% (-14.02%)
Other real estate owned	45	Sales comparison	Adjustment for differences between comparable sales	-12.86% - 11.97% (-5.79%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at June 30, 2015 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$37,028	$18,204	$18,824	$0	$37,028
Restricted stock	7,456	n/a	n/a	n/a	n/a
Loans held for sale	399	0	410	0	410
Loans, net	1,127,552	0	0	1,110,641	1,110,641
Accrued interest receivable	4,710	0	1,827	2,883	4,710
Financial liabilities
Deposits	1,320,569	1,056,018	263,115	0	1,319,133
Short-term borrowings	85,704	0	85,704	0	85,704
Long-term borrowings	69,887	0	70,299	0	70,299
Accrued interest payable	553	29	524	0	553

		Fair Value Measurements at December 31, 2014 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,428	$11,410	$16,018	$0	$27,428
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	511	0	523	0	523
Loans, net	656,220	0	0	658,993	658,993
Accrued interest receivable	3,237	0	1,645	1,592	3,237
Financial liabilities
Deposits	915,703	708,752	206,708	0	915,460
Short-term borrowings	59,136	0	59,136	0	59,136
Long-term borrowings	28,381	0	28,837	0	28,837
Accrued interest payable	402	2	400	0	402

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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
June 30, 2015
Goodwill and other intangibles	$5,126	$31,090	$3,353	$0	$39,569
Total assets	$11,291	$1,656,042	$4,653	$417	$1,672,403

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2014
Goodwill and other intangibles	$5,285	$0	$3,528	$0	$8,813
Total assets	$10,643	$1,121,505	$4,356	$463	$1,136,967

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2015
Net interest income	$15	$9,738	$0	$(4)	$9,749
Provision for loan losses	0	850	0	0	850
Service fees, security gains and other noninterest income	1,531	2,166	779	(67)	4,409
Noninterest expense	1,241	7,657	427	2,182	11,507
Amortization and depreciation expense	86	404	90	0	580
Income (loss) before taxes	219	2,993	262	(2,253)	1,221
Income taxes	74	613	89	(367)	409
Net Income (Loss)	$145	$2,380	$173	$(1,886)	$812

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2015
Net interest income	$30	$18,718	$0	$(7)	$18,741
Provision for loan losses	0	1,300	0	0	1,300
Service fees, security gains and other noninterest income	3,203	4,093	1,282	(132)	8,446
Noninterest expense	2,437	15,015	762	2,577	20,791
Amortization and depreciation expense	171	696	180	0	1,047
Income before taxes	625	5,800	340	(2,716)	4,049
Income taxes	212	1,222	116	(524)	1,026
Net Income	$413	$4,578	$224	$(2,192)	$3,023

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2014
Net interest income	$14	$8,941	$0	$(3)	$8,952
Provision for loan losses	0	300	0	0	300
Service fees, security gains and other noninterest income	1,574	1,756	555	(88)	3,797
Noninterest expense	1,193	7,471	407	307	9,378
Income before taxes	395	2,926	148	(398)	3,071
Income taxes	135	662	50	(127)	720
Net Income	$260	$2,264	$98	$(271)	$2,351

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2014

Net interest income	$26	$17,789	$0	$(7)	$17,808
Provision for loan losses	0	630	0	0	630
Service fees, security gains and other noninterest income	3,091	3,294	998	(153)	7,230
Noninterest expense	2,380	14,734	824	581	18,519
Income before taxes	737	5,719	174	(741)	5,889
Income taxes	253	1,279	59	(244)	1,347
Net Income	$484	$4,440	$115	$(497)	$4,542

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Business Acquisitions:

On June 23, 2015, Tri-State 1st Banc, Inc. (“Tri-State”), the parent company of 1st National Community Bank (“FNCB”),

Farmers National Banc Corp. (the “Company”), the parent company of The Farmers National Bank of Canfield (“Farmers Bank”),

and FMNB Merger Subsidiary, LLC, a newly-formed wholly-owned subsidiary of the Company (“Merger Sub”), entered into an

Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Tri-State will merge with and into Merger Sub (the

“Merger”). Promptly following consummation of the Merger, it is expected that Merger Sub will be dissolved and liquidated, and

FNCB will merge with and into Farmers Bank.

Pursuant to the terms of the Merger Agreement, common shareholders of Tri-State will be entitled to receive 1.747 common shares, without par value, of the Company (the “Company Common Shares”), or $14.20 in cash, for each common share, without par value, of Tri-State (the “Tri-State Common Shares”), subject to proration provisions specified in the Merger Agreement that provide for a targeted aggregate split of total consideration consisting of 75% Company Common Shares and 25% cash. Preferred shareholders of Tri-State will be entitled to receive $13.60 in cash for each share of Series A Preferred Stock, without par value, of

Tri-State.

On June 19, 2015, the Company completed the acquisition of all outstanding stock of National Bancshares Corporation (“NBOH”), the parent company of First National Bank of Orrville (“First National Bank”). The transaction involved both cash and 7,262,955 shares of stock totaling $74.8 million. First National Bank of Orrville branches became branches of Farmers National Bank of Canfield.  Pursuant to the Agreement, each shareholder of NBOH received either $32.15 per share in cash or 4.034 shares of Farmers’ common stock, subject to an overall limitation of 80% of the shares of NBOH being exchanged for stock and 20% for cash.

Goodwill of $26.7 million, which is recorded on the balance sheet of the Bank, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill is not expected to be deductible for income tax purposes.  The fair value of other intangible assets of $4.4 million is related to core deposits.  The following table summarizes the consideration paid for NBOH and the amounts of the assets acquired and liabilities assumed on the closing date of the acquisition.

(In Thousands of Dollars)
Consideration
Cash	$15,732
Stock	59,048
Fair value of total consideration transferred	$74,780
Assets acquired and liabilities assumed
Cash and due from financial institutions	$37,035
Securities available for sale	51,340
Net loans	430,035
Premises and equipment	6,105
Bank owned life insurance	2,891
Core deposit intangible	4,409
Other assets	7,996
Total assets	539,811
Fair value of liabilities assumed
Deposits	423,661
Short-term borrowings	13,531
Long-term borrowings	52,006
Accrued interest payable and other liabilities	2,514
Total liabilities	491,712
Net assets acquired	$48,099
Goodwill created	26,681
Total net assets acquired	$74,780

Valuation of some assets acquired or created including but not limited to net loans and goodwill are preliminary and could be subject to change.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2014.  The pro forma information includes adjustments for amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed dates.

	For Three Months Ended June 30,		For Six Months Ended June 30,
(In thousands of dollars except per share results)	2015	2014	2015	2014
Net interest income	$14,598	$13,235	$28,278	$26,217
Net income	$3,390	$3,734	$7,216	$7,125
Basic and diluted earnings per share	$0.13	$0.15	$0.28	$0.28

On July 1, 2013, the Company completed the acquisition of all outstanding stock of the retirement planning consultancy National Associates, Inc. (“NAI”) of Rocky River, Ohio. The transaction involved both cash and stock totaling $4.4 million, including up to $1.5 million of future cash payments contingent upon NAI meeting income performance targets based on growth in EBITDA. The measurement period is defined, in essence, as “the twelve month period ending on the second anniversary of the closing date.” Based upon the closing date of July 1, 2013, the payment is due within five business days of final determination of the amount of the payment based upon EBITDA from August 1, 2014, to July 31, 2015. The estimated payment has been calculated and an additional $849 thousand expense was recorded during the three month period ended June 30, 2015.  The current liability on the books of the Company is $1.0 million and is expected to be adequate to satisfy the contingent cash payment section of the agreement.

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of First National Bank of Orrville in June of 2015, National Associates, Inc. in July of 2013 and Farmers Trust Company in 2009 totaled $32.2 million at June 30, 2015 and $5.6 million at December 31, 2014. The First National Bank acquisition is more fully described in Business Acquisitions footnote.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis in as of September 30.  The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	For Three Months Ended June 30, 2015		For Six Months Ended June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$5,970	$(3,279)	$5,970	$(3,279)
Non-compete contracts	370	(310)	370	(310)
Trade name	190	(53)	190	(53)
Core deposit intangible	4,409	0	4,409	0
Total	$10,939	$(3,642)	$10,939	$(3,642)

	For Three Months Ended June 30, 2014		For Six Months Ended June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$5,970	$(2,617)	$5,970	$(2,617)
Non-compete contracts	370	(280)	370	(280)
Trade name	190	(28)	190	(28)
Total	$6,530	$(2,925)	$6,530	$(2,925)

Aggregate amortization expense was $167 thousand and $334 thousand for the three and six month periods ended June 30, 2015.  Amortization expense was $191 thousand and $383 thousand for the three and six months ended June 30, 2014.

Estimated amortization expense for each of the next five periods and thereafter:

2015 (Six months)	610
2016	1,108
2017	1,022
2018	938
2019	862
Thereafter	2,757
TOTAL	$7,297

Repurchase agreements:

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	June 30, 2015
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$6,246
State and political subdivisions	9,892
Mortgage-backed securities - residential	55,771
Collateralized mortgage obligations	5,245
Total borrowings	$77,154

Management believes the risks associated with the agreements are minimal and in the case of collateral decline the company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

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

Overview

Net income for the three months ended June 30, 2015 was $812 thousand, or $0.04 per diluted share, which compares to $2.4 million, or $0.13 per diluted share for the second quarter ended June 30, 2014.  Merger expenses of $1.9 million related to acquisition activities accounted for most of the decline in net income for the three month period.  In comparing the second quarter’s results to the most recent previous quarter, the net income excluding acquisition activities increased $140 thousand or 6%.

Net income for the six months ended June 30, 2015 was $3.0 million, compared to $4.5 million for the same six month period in 2014. On a per share basis, net income for the six months ended June 30, 2015 was $0.16, a decrease of 33.3% compared to the same six month period in 2014. The decrease in income and earnings per share for the six month period is mainly attributable to the merger related expenses.

Total gross loans were $1.1 billion at June 30, 2015, compared to $637.8 million at June 30, 2014. This represents an increase of 76.8%.  The increase in loans is a direct result of the additional loans acquired in the NBOH acquisition and a focus on loan growth utilizing a talented lending and credit team while adhering to a sound underwriting discipline. Most of the increase in loans has occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios.  Average loan balances for the six month period ended June 30, 2015 comprised 66% of the Bank's average earning assets, an improvement compared to 58.5% during the same period in 2014. Non-performing assets to total assets remain at low levels compared to industry averages, currently at 0.70%. Early stage delinquencies also continue to remain at low levels, at $7.2 million or 0.63% of total loans at June 30, 2015. The allowance to non-performing loans ratio increased from 90.4% at June 30, 2014 to 91.3% at June 30, 2015.

The net interest margin for the six month period ended June 30, 2015 was 3.65%, a 10 basis points increase from the same period ended June 30, 2014.  In comparing the first six months of 2015 to the same period in 2014, asset yields increased 2 basis points, while the cost of interest-bearing liabilities decreased 8 basis points.

Deposits increased $404.9 million, from $915.7 million at December 31, 2014 to $1.3 billion at June 30, 2015, as a result of the NBOH merger. At June 30, 2015, core deposits – savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits – represented approximately 96.7% of total deposits.

Stockholders’ equity totaled $182.6 million, at June 30, 2015, an increase of $59.0 million, or 47.7%, compared to $123.6 million at December 31, 2014.  Contributing to the increase were the shares issued during the completion of the NBOH merger. Shareholders received a total of $0.12 per share in dividends over the past four quarters. Book value per share increased from $6.71 per share at December 31, 2014 to $7.11 per share at June 30, 2015.  The Company’s tangible book value per share decreased from $6.23 per share at December 31, 2014 to $5.57 per share at June 30, 2015.  The increases in book value and the reduction of tangible book value per share were the result of the acquisition.

On June 19, 2015, Farmers announced that it had completed the merger of NBOH, the holding company for the First National Bank of Orrville.  Immediately following the merger, First National Bank was merged into Farmers National Bank of Canfield (Farmers National Bank).  This transaction resulted in the addition of $545 million in assets and 14 branch locations in Wayne, Medina and Stark counties in Ohio.

On June 24, 2015, Famers entered into a merger agreement with Tri-State that calls for Tri-State to merge into Farmers and for Tri-State’s wholly-owned subsidiary, First National Community Bank, which operates 5 banking locations in Columbiana County in Ohio and Western Pennsylvania to merge into Farmers National Bank.  This transaction is expected to close on during the fourth quarter of 2015, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Tri-State.  At March 31, 2015, Tri-State had approximately $139 million in assets, which included $54.3 million of demand deposits with an overall cost of deposits of 0.19%.  Under the terms of the agreement, shareholders of Tri-State will elect to receive either 1.747 shares of Farmers common stock or $14.20 per share in cash, subject to an overall limitation of 75% of the shares being exchanged for Farmers shares and 25% for cash.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three and six month periods ended June 30, 2015 and 2014:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In Thousands, except Per Share Data)	2015	2014	2015	2014
Total Assets	$1,672,403	$1,133,286	$1,672,403	$1,133,286
Net Income	$812	$2,351	$3,023	$4,542
Basic and Diluted Earnings Per Share	$0.04	$0.13	$0.16	$0.24
Return on Average Assets (Annualized)	0.27%	0.83%	0.52%	0.80%
Return on Average Equity (Annualized)	2.74%	7.85%	4.53%	7.74%
Efficiency Ratio (tax equivalent basis)	81.03%	69.68%	76.08%	69.77%
Equity to Asset Ratio	10.92%	10.68%	10.92%	10.68%
Tangible Common Equity Ratio *	8.76%	9.89%	8.76%	9.89%
Dividends to Net Income	67.98%	23.95%	36.55%	24.81%
Net Loans to Assets	67.42%	55.63%	67.42%	55.63%
Loans to Deposits	85.94%	70.28%	85.94%	70.28%

*

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of June 30, 2015 and 2014, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

	June 30,	December 31,	June 30,
(In Thousands of Dollars)	2015	2014	2014
Reconciliation of Common Stockholders' Equity to Tangible Common Equity
Stockholders' Equity	$182,575	$123,560	$121,020
Less Goodwill and Other Intangibles	39,569	8,813	9,960
Tangible Common Equity	$143,006	$114,747	$111,060

	June 30,	December 31,	June 30,
(In Thousands of Dollars)	2015	2014	2014
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,672,403	$1,136,967	$1,133,286
Less Goodwill and Other Intangibles	39,569	8,813	9,960
Tangible Assets	$1,632,834	$1,128,154	$1,123,326

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$733,249	$8,780	4.75%	$625,870	$7,709	4.94%
Taxable securities (4)	273,799	1,405	2.04	339,801	1,838	2.17
Tax-exempt securities (4) (6)	84,970	1,014	4.73	83,026	971	4.69
Equity securities (2)	4,771	46	3.66	4,282	48	4.50
Federal funds sold and other	14,310	6	0.17	11,214	4	0.14
TOTAL EARNING ASSETS	1,111,099	11,251	4.02	1,064,193	10,570	3.98
NONEARNING ASSETS
Cash and due from banks	23,516			19,722
Premises and equipment	8,052			17,504
Allowance for loan losses	(7,620)			(7,397)
Unrealized gains (losses) on securities	2,543			(2,556)
Other assets (3)	61,883			50,737
TOTAL ASSETS	$1,199,473			$1,142,203

INTEREST-BEARING LIABILITIES
Time deposits	$203,193	$736	1.44%	$220,221	$899	1.64%
Savings deposits	420,315	117	0.11	412,107	114	0.11
Demand deposits	152,372	26	0.07	127,901	9	0.03
Short term borrowings	70,260	16	0.09	77,262	13	0.07
Long term borrowings	35,114	109	1.22	19,398	131	2.71
TOTAL INTEREST-BEARING LIABILITIES	881,254	1,004	0.45	856,889	1,166	0.55

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	190,669			156,378
Other liabilities	10,108			8,736
Stockholders' equity	117,442			120,200
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$1,199,473			$1,142,203
Net interest income and interest rate spread		$10,247	3.57%		$9,404	3.43%
Net interest margin			3.66%			3.54%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $703 thousand and $597 thousand for 2015 and 2014, respectively, and is reduced by amortization of $558 thousand and $552 thousand for 2015 and 2014, respectively.

(6)

For 2015, adjustments of $146 thousand and $352 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2014, adjustments of $120 thousand and $342 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$698,777	$16,599	4.79%	$621,597	$15,313	4.97%
Taxable securities (4)	285,209	3,052	2.16	341,234	3,709	2.19
Tax-exempt securities (4) (6)	85,154	1,953	4.62	84,174	1,969	4.72
Equity securities (2) (6)	4,528	94	4.10	4,282	95	4.47
Federal funds sold and other	15,319	11	0.14	10,957	9	0.17
TOTAL EARNING ASSETS	1,088,987	21,709	4.02	1,062,244	21,095	4.00
NONEARNING ASSETS
Cash and due from banks	20,134			19,790
Premises and equipment	17,881			17,503
Allowance for loan losses	(7,609)			(7,382)
Unrealized gains (losses) on securities	2,624			(4,114)
Other assets (3)	58,957			50,728
TOTAL ASSETS	$1,180,974			$1,138,769

INTEREST-BEARING LIABILITIES
Time deposits	$202,993	$1,504	1.49%	$222,960	$1,826	1.65%
Savings deposits	409,534	227	0.11	410,291	239	0.12
Demand deposits	141,544	35	0.05	127,326	18	0.03
Short term borrowings	63,314	28	0.09	73,048	24	0.07
Long term borrowings	35,876	217	1.23	23,093	266	2.32
TOTAL INTEREST-BEARING LIABILITIES	853,261	2,011	0.48	856,718	2,373	0.56

NONINTEREST-BEARING LIABILITIES
AND STOCKHOLDERS' EQUITY
Demand deposits	182,852			155,482
Other liabilities	10,193			8,205
Stockholders' equity	134,668			118,364
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$1,180,974			$1,138,769
Net interest income and interest rate spread		$19,698	3.54%		$18,722	3.44%
Net interest margin			3.65%			3.55%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $1.2 million for 2015 and 2014 and is reduced by amortization of $1.1 million for 2015 and 2014.
(6)

For 2015, adjustments of $281 thousand and $676 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2014, adjustments of $240 thousand and $674 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net Interest Income.  Net interest income was $9.7 million for the second quarter of 2015 compared to $9.0 million for the same period in 2014.  The net interest margin to average earning assets on a fully taxable equivalent basis increased 12 basis points to 3.66% for the three months ended June 30, 2015, compared to 3.54% for the same three month period in the prior year.  In comparing the quarters ended June 30, 2015 and 2014, yields on earning assets increased 4 basis points, while the cost of interest bearing liabilities decreased 10 basis points. The increase in net interest margin was mainly a result of time deposits with higher interest rates maturing and then being moved to products with lower interest rates or leaving the bank, and from loans comprising a higher share of earning assets in 2015.

Net interest income increased to $18.7 million for the six month period ended June 30 2015, compared to $17.8 million in the same period in 2014. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 3.65% for the six months ended June 30, 2015, compared to 3.55% for the same period in the prior year.  The increase is primarily a result of factors similar to the three months results previously stated.

Noninterest Income.  Noninterest income increased 16.1% to $4.4 million for the quarter ended June 30, 2015 compared to $3.8 million in 2014.  Retirement plan consulting fees increased $506 thousand or 186% in the current year’s quarter compared to the same quarter in 2014.  Gains on the sale of mortgage loans increased $85 thousand or 120% and deposit account income also increased $58 thousand or 9.5% in comparing the same two quarters.

Noninterest income for the six months ended June 30, 2015 was $8.4 million, compared to $7.2 million during the same period in 2014. The increase in noninterest income is due to retirement plan consulting fees increasing to $1.3 million compared to $636 thousand during the same period in 2014.  Trust fees also increased $107 thousand during the six month period ended June 30, 2015 compared to the same period in 2014.

Noninterest Expense.  Noninterest expense totaled $12.1 million for the three month period ended June 30, 2015, which was $2.7 million more than the $9.2 million during the same quarter in 2014.  The increase is primarily the result of $1.1 million in merger related costs associated with the 2015 acquisition of NBOH and the pending acquisition of Tri-State. There was an additional $849 thousand expense recorded related to the contingency consideration associated with the 2013 acquisition of NAI, Inc. during the quarter ended June 30, 2015. There was also an increase of $567 thousand in salaries and employee benefits during the current quarter compared to the same quarter in 2014.

Noninterest expenses for the six months ended June 30, 2015 was $21.8 million, compared to $18.5 million for the same period in 2014, representing an increase of $3.3 million, or 17.9%. The increase is the result of a $2.2 million increase in merger costs and $1.1 million increase in salaries and employee benefits as mention above.

The Company’s tax equivalent efficiency ratio for the three month period ended June 30, 2015 was 76.1% compared to 69.8% for the same period in 2014. The negative change in the efficiency ratio was the result of the $1.3 million in merger costs.  The tax equivalent efficiency ratio excluding the merger costs was 68.4% during the six month period ended June 30, 2015. Management has continued to focus on increasing the levels of noninterest income and reducing the level of noninterest expenses.

Income Taxes. Income tax expense totaled $409 thousand for the quarter ended June 30, 2015 and $720 thousand for the quarter ended June 30, 2014. As discussed in previous paragraphs the increased merger costs negatively impacted net income therefore reducing overall tax expense for the period.  The effective tax rate for the three month period ended June 30, 2015 was 33.5% which compared to the effective tax rate of 23.4% for the same period in 2014.  The increase in the current period’s rate is a result of the $848 thousand contingent cash consideration payment expense not being tax deductible.

Income tax expense was $1.0 million for the first six months of 2015 and $1.3 million for the first six months of 2014.  The effective tax rate for the six month period of 2015 was 25.3%, compared to 22.9% for the same period in 2014.  The effective tax rate increase over the same period in 2014 was due to the non-deductibility as mentioned in the quarter discussion above.

Other Comprehensive Income.  For the quarter ended June 30, 2015, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $3.6 million, compared to an unrealized gain of $1.9 million for the same period in 2014. The decrease in fair value for the three month period ended June 30, 2015 compared to 2014 is the result of market interest rate fluctuations.

For the six months of 2015, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $2.1 million, compared to an unrealized gain of $4.5 million for the same period in 2014. The decrease in fair value for the three and six month periods ended June 30, 2015 is the result of the market’s reaction to projected long term interest rates.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $9.6 million during the first six months of 2015. The newly acquired bank entity contributed $37.0 million in cash and cash equivalents to the combined company.  Cash was used to help fund the cash portion of the acquisition and to support the lending activity of the newly combined company. The Company expects these levels to remain steady over the next few months.

Securities. Securities available-for-sale decreased by $3.5 million since December 31, 2014.  With the additional $51.3 million in securities brought by the purchase of NBOH the Company used proceeds from both maturing securities and sales of securities to help fund the purchase of the newly acquired entity, to fund increases in the loan portfolio and to purchase additional bank owned life insurance during the first six months of 2015.

Loans. Gross loans increased $471.0 million since December 31, 2014.  Most of the increase in loans is a result of the $430.5 million in additional loans acquired in the NBOH transaction and $10.9 million organic loan growth utilizing a talented lending and credit team while adhering to a sound underwriting discipline. Most of the increase in loans has occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios. On a fully tax equivalent basis, loans contributed $16.6 million of total interest income during the six month period ended June 30, 2015 compared to $15.3 million for the same period in 2014.

 Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below for quarters prior to the current quarter ended June 30, 2015.  For the current quarter, recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
Nonperforming loans	$7,984	$7,939	$8,481	$7,218	$8,140
Nonperforming loans as a % of total loans	0.70%	1.18%	1.28%	1.12%	1.28%
Loans delinquent 30-89 days	$7,146	$4,344	$5,426	$4,938	$3,460
Loans delinquent 30-89 days as a % of total loans	0.63%	0.64%	0.82%	0.76%	0.54%
Allowance for loan losses	$7,286	$7,723	$7,632	$7,333	$7,356
Allowance for loan losses as a % of loans	0.64%	1.15%	1.15%	1.13%	1.15%
Allowance for loan losses as a % of non-acquired loans	1.03%	1.15%	1.15%	1.13%	1.15%
Allowance for loan losses as a % of nonperforming loans	91.26%	97.28%	89.99%	101.58%	90.37%
Annualized net charge-offs to average net loans outstanding	0.71%	0.22%	0.33%	0.28%	0.21%
Non-performing assets	$9,112	$8,083	$8,629	$7,600	$8,492
Non-performing assets as a % of total assets	0.54%	0.71%	0.76%	0.67%	0.75%
Net charge-offs for the quarter	$1,292	$359	$526	$448	$331

For the three months ended June 30, 2015, management recorded an $850 thousand provision for loan losses, compared to providing $300 thousand over the same three month period in the prior year. The larger provision recorded for the three month period ended June 30, 2015 was primarily a result of the loan portfolio’s growth and higher than normal charge-offs due to one commercial loan relationship. The increase in the allowance for loan losses was consistent with the percentage of growth in total loans for the three month period ended June 30, 2015 as compared to the same period in 2014. The ratio of allowance for loan losses to gross loans decreased to .64% compared to 1.15% at December 31, 2014.  The decrease is the result of the additional loan portfolio acquired at fair market value without an allowance for loan losses. This is the main factor causing the allowance for loan losses ratios to be lower than in the prior periods. The allowance for loan losses to gross loans excluding the acquired loans was 1.03% at the same period ended June 30, 2015. Non-performing loans as a percentage of total loans decreased from 1.3% at December 31, 2014 to .70% at June 30, 2015. With the reduction in non-performing loans the Company was able to increase the percentage of the allowance for loan losses to non-performing loans from 90.0% at December 31, 2014 to 91.3% at June 30, 2015.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at June 30, 2015 is adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased $404.9 million from $915.7 million at December 31, 2014 to $1.3 billion at June 30, 2015.  The increase in deposits is the result of the $423.7 million in deposits acquired with the First National Bank of Orrville transaction.  The company experienced runoff in the deposit portfolios during the first six months of 2015 as customers seek out other investment options in search of higher returns.  All deposit types have shown increases as a result of the acquisition as non-interest bearing deposits increased $101.4 million during the first six month period of 2015. The Company’s strategy is to maintain deposit balances while pricing deposit rates to remain competitive within the market. At June 30, 2015, core deposits, which include, savings and money market accounts, time deposits less than $100 thousand, demand deposits and interest bearing demand deposits represented approximately 96.7% of total deposits.

Borrowings. Total borrowings increased $68.1 million, or 77.8%, since December 31, 2014. The increase in borrowings is the result of the Company assuming $52.0 million in Federal Home Loan Bank advances and $13.5 million in securities sold under repurchase agreements from the acquisition during the six month period ended June 30, 2015.

Capital Resources. Total stockholders’ equity increased to $182.6 million, or 10.9% of total assets, at June 30, 2015, an increase of $59.0 million, compared to $123.6 million at December 31, 2014.  The increase is due to the $59.0 million of stock that was issued as part of the purchase price of NBOH.  Shareholders have received $0.03 per share in cash dividends each quarter over the last four quarters. Book value per share increased from $6.71 per share at December 31, 2014 to $7.11 per share at June 30, 2015.  The Company’s tangible book value per share decreased from $6.23 per share at December 31, 2014 to $5.57 per share at June 30, 2015.  The increase in book value was due to the issuance of shares in the NBOH acquisition.  The tangible book value per share decline can be attributed to the creation of the intangible asset of goodwill.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) and are being phased in beginning on January 1, 2015 through January 1, 2019. At June 30, 2015 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets. As of June 30, 2015 the Company’s common equity tier 1 to risk weighted assets was 12.61%, total risk-based capital ratio stood at 13.20%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 12.61% and 9.27%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2015.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At June 30, 2015, these lines of credit totaled $39.0 million of which the Bank had borrowed $8.2 million against these lines. In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. The outstanding balance at June 30, 2015 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of June 30, 2015, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $69.9 million with additional borrowing capacity of approximately $45.6 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first six months of 2015, net cash provided by investing activities amounted to $25.0 million, compared to $11.1 million provided in the same period in 2014.  Net cash received from the NBOH acquisition provided $22.6 million dollars.  Proceeds from maturities and repayments of securities available for sale were up to $32.3 million from $25.3 million during the first six months of 2014.  Proceeds from sales of securities available for sale amounted to $55.0 million provided during the first six months of 2015 compared to $33.3 million provided during the same period in 2014.  Cash from the security pay-downs and sales was used to help fund a portion of the acquisition costs associated with the NBOH transaction.  Loan originations used $42.6 million during the first six months of 2015 compared to the $8.2 million used during the same period in 2014. The cash used by lending activities during this period can be attributed to the positive activity in the consumer real estate and commercial loan portfolios.  The Company also used $6.0 million to purchase additional bank owned life insurance and had a net cash inflow of $7.0 million from NBOH during the first six months of 2015 compared to none in the first six months of 2014.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used in financing activities amounted to $17.4 million for the period ended June 30, 2015, compared to $16.5 million used in financing activities for the same period in 2014. There were large swings in activity during the six month period ended June 30, 2015 compared to the same period last year.  Deposits and FHLB advance repayments used $74.3 million. Short-term and long-term borrowings provided cash to offset the repayment activity.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $240.0 million at June 30, 2015 and $150.0 at December 31, 2014 as the Bank assumed commitments made by First National Bank of Orrville.  Additionally, the Company has committed up to a $3 million subscription in a Small Business Investment Company fund (SBIC).  At June 30, 2015 the Company had invested $1.9 million in this fund.

Recent Market and Regulatory Developments

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

Changes In Interest Rate (basis points)	June 30, 2015 Result	December 31, 2014 Result	ALCO Guidelines
Net Interest Income Change
+300	5.1%	2.2%	15%
+200	4.0%	1.9%	10%
+100	2.2%	1.2%	5%
-100	-4.2%	-4.0%	5%
Net Present Value Of Equity Change
+300	-2.9%	-4.6%	20%
+200	-1.1%	-1.3%	15%
+100	0.6%	0.8%	10%
-100	-5.4%	-6.7%	10%

The results of the simulation indicate that in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using June 30, 2015 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. The results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. There were no shares purchased during the six month period ended June 30, 2015.

During the acquisition of NBOH there were 7,262,955 shares issued as part of the transaction that was completed on June 18, 2015.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2.1

Agreement and Plan of Merger by and between National Bancshares Corporation and Farmers National Banc Corp., dated as of January 27, 2015 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2015)

2.2

Agreement and Plan of Merger by and among Tri-State 1st Banc, Inc., Farmers National Banc Corp. and FMNB Merger Subsidiary, LLC, dated as of June 23, 2015 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2015).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*  Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 10, 2015

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 10, 2015

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer