Form 10-Q
period 2015-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2015-11-09
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2015
Common Stock, No Par Value	26,971,084 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$16,430	$11,410
Federal funds sold and other	17,914	16,018
TOTAL CASH AND CASH EQUIVALENTS	34,344	27,428
Securities available for sale	379,138	389,829
Loans held for sale	566	511
Loans	1,183,016	663,852
Less allowance for loan losses	8,294	7,632
NET LOANS	1,174,722	656,220
Premises and equipment, net	23,338	17,049
Goodwill	32,272	5,591
Other intangibles	6,993	3,222
Bank owned life insurance	25,746	16,367
Other assets	30,678	20,750
TOTAL ASSETS	$1,707,797	$1,136,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$299,136	$184,697
Interest-bearing	1,031,113	731,006
TOTAL DEPOSITS	1,330,249	915,703
Short-term borrowings	163,429	59,136
Long-term borrowings	16,272	28,381
Other liabilities	11,696	10,187
TOTAL LIABILITIES	1,521,646	1,013,407
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 26,294,014 in 2015
and 19,031,059 in 2014	165,344	106,021
Retained earnings	23,948	20,944
Accumulated other comprehensive income	1,335	1,093
Treasury stock, at cost; 619,447 shares in 2015 and 622,447 in 2014	(4,476)	(4,498)
TOTAL STOCKHOLDERS' EQUITY	186,151	123,560
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,707,797	$1,136,967

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$13,385	$7,950	$29,703	$23,023
Taxable securities	1,369	1,803	4,421	5,512
Tax exempt securities	783	605	2,060	1,900
Dividends	48	47	142	142
Federal funds sold and other interest income	9	8	20	17
TOTAL INTEREST AND DIVIDEND INCOME	15,594	10,413	36,346	30,594
INTEREST EXPENSE
Deposits	909	987	2,675	3,070
Short-term borrowings	59	11	86	35
Long-term borrowings	88	130	306	396
TOTAL INTEREST EXPENSE	1,056	1,128	3,067	3,501
NET INTEREST INCOME	14,538	9,285	33,279	27,093
Provision for loan losses	1,220	425	2,520	1,055
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,318	8,860	30,759	26,038
NONINTEREST INCOME
Service charges on deposit accounts	929	711	2,204	1,915
Bank owned life insurance income	184	115	488	342
Trust fees	1,482	1,561	4,638	4,610
Insurance agency commissions	130	85	394	255
Security gains	3	1	48	85
Retirement plan consulting fees	423	395	1,705	1,392
Investment commissions	332	378	886	815
Net gains on sale of loans	415	114	694	250
Other operating income	787	520	2,074	1,446
TOTAL NONINTEREST INCOME	4,685	3,880	13,131	11,110
NONINTEREST EXPENSES
Salaries and employee benefits	7,244	5,330	18,449	15,448
Occupancy and equipment	1,368	1,145	3,680	3,395
State and local taxes	400	222	888	685
Professional fees	738	648	1,760	1,814
Merger related cost	2,499	0	4,656	0
Advertising	344	250	843	727
FDIC insurance	256	184	611	555
Intangible amortization	304	192	638	575
Core processing charges	643	418	1,406	1,168
Other operating expenses	1,725	1,387	4,428	3,928
TOTAL NONINTEREST EXPENSES	15,521	9,776	37,359	28,295
INCOME BEFORE INCOME TAXES	2,482	2,964	6,531	8,853
INCOME TAXES	625	688	1,651	2,035
NET INCOME	$1,857	$2,276	$4,880	$6,818
EARNINGS PER SHARE - basic and diluted	$0.07	$0.12	$0.23	$0.36

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
NET INCOME	$1,857	$2,276	$4,880	$6,818
Other comprehensive income:
Net unrealized holding gains on available for sale securities	3,557	527	421	7,547
Reclassification adjustment for (gains) realized in income	(3)	(1)	(48)	(85)
Net unrealized holding gains	3,554	526	373	7,462
Income tax effect	(1,244)	(184)	(131)	(2,612)
Other comprehensive income, net of tax	2,310	342	242	4,850
TOTAL COMPREHENSIVE INCOME	$4,167	$2,618	$5,122	$11,668

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(In Thousands of Dollars)
(Unaudited)	For the Nine Months Ended September 30, 2015
COMMON STOCK
Beginning balance	$106,021
Issued 7,262,955 shares as part of business acquisitions	59,048
Stock compensation expense for 320,980 shares	275
Ending balance	165,344

RETAINED EARNINGS
Beginning balance	20,944
Net income	4,880
Dividends declared at $.09 per share	(1,876)
Ending balance	23,948

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning balance	1,093
Other comprehensive income	242
Ending balance	1,335

TREASURY STOCK, AT COST
Beginning balance	(4,498)
Reissued 3,000 shares under the Equity Incentive Plan	22
Ending balance	(4,476)
TOTAL STOCKHOLDERS' EQUITY	$186,151

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Nine Months Ended
(Unaudited)	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,880	$6,818
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,520	1,055
Depreciation and amortization	1,689	1,487
Net amortization of securities	1,510	1,105
Security gains	(48)	(85)
Stock compensation expense	275	0
Loss on sale of other real estate owned	18	22
Earnings on bank owned life insurance	(488)	(342)
Origination of loans held for sale	(12,295)	(11,599)
Proceeds from loans held for sale	12,934	11,112
Net gains on sale of loans	(694)	(250)
Net change in other assets and liabilities	(2,978)	(1,006)
NET CASH FROM OPERATING ACTIVITIES	7,323	8,317
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	44,047	35,868
Proceeds from sales of securities available for sale	58,240	34,169
Purchases of securities available for sale	(41,346)	(42,496)
Loan originations and payments, net	(91,721)	(17,884)
Proceeds from sale of other real estate owned	552	64
Purchase of bank owned life insurance	(6,000)	0
Additions to premises and equipment	(1,160)	(888)
Net cash received in business acquisitions	21,303	0
NET CASH FROM INVESTING ACTIVITIES	(16,085)	8,833
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(9,115)	(2,216)
Net change in short-term borrowings	38,756	(9,585)
Repayment of long-term borrowings	(12,109)	(1,205)
Cash dividends paid	(1,876)	(1,685)
Proceeds from reissuance of treasury shares	22	32
Acquisition of treasury shares	0	(1,710)
NET CASH FROM FINANCING ACTIVITIES	15,678	(16,369)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,916	781
Beginning cash and cash equivalents	27,428	27,513
Ending cash and cash equivalents	$34,344	$28,294
Supplemental cash flow information:
Interest paid	$2,955	$3,532
Income taxes paid	$1,780	$1,205
Supplemental noncash disclosures:
Transfer of loans to other real estate	$734	$297
Security purchases not settled	$0	$3,008
Issuance of stock for business acquisitions	$59,048	$0

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The Company acquired First National Bank of Orrville (“First National Bank”) a subsidiary of National Bancshares Corporation (“NBOH”) during the second quarter of this year and consolidated all of First National Bank’s activity with the Bank. The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), retirement consulting services through National Associates, Inc. (“NAI”) and insurance services through the Bank’s subsidiary, Farmers National Insurance (“Insurance”).  In addition to the Insurance subsidiary, the Bank has created Farmers of Canfield Investment Co. (“Investments”), with the primary purpose of investing in municipal securities. The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust and NAI. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement health plan, which are recognized as separate components of equity, net of tax effects. For all periods presented there was no change in the funded status of the post-retirement health plan.

Business Acquisitions:

On October 1, 2015, the Company completed the acquisition of Tri-State 1st Banc, Inc. (“Tri-State”), the parent company of 1st National Community Bank (“FNCB”). Pursuant to the terms of the Merger Agreement, common shareholders of Tri-State were entitled to receive 1.747 common shares, without par value, of the Company (the “Company Common Shares”), or $14.20 in cash, for each common share, without par value, of Tri-State (the “Tri-State Common Shares”), subject to proration provisions specified in the Merger Agreement that provide for a targeted aggregate split of total consideration consisting of 75% Company Common Shares and 25% cash. Preferred shareholders of Tri-State received $13.60 in cash for each share of Series A Preferred Stock, without par value, of

Tri-State. Total consideration actually paid was in the form of $3.6 million in cash and $10.7 million worth of the Company’s stock on October 1, 2015. Management is still in the process of estimating the fair market value of the assets acquired and the liabilities assumed. Since the business combination was completed on October 1, 2015 results of operations and statements of condition will be reported in the fourth quarter of this year.

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

(In Thousands of Dollars)
Consideration
Cash	$15,732
Stock	59,048
Fair value of total consideration transferred	$74,780
Assets acquired and liabilities assumed
Cash and due from financial institutions	$37,035
Securities available for sale	51,340
Net loans	430,035
Premises and equipment	6,105
Bank owned life insurance	2,891
Core deposit intangible	4,409
Other assets	7,996
Total assets	539,811
Fair value of liabilities assumed
Deposits	423,661
Short-term borrowings	65,537
Accrued interest payable and other liabilities	2,514
Total liabilities	491,712
Net assets acquired	$48,099
Goodwill created	26,681
Total net assets acquired	$74,780

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

	For Three Months Ended September 30,	For Nine Months Ended September 30,
(In thousands of dollars except per share results)	2014	2015	2014
Net interest income	$13,856	$42,949	$40,073
Net income	$3,819	$9,023	$10,945
Basic and diluted earnings per share	$0.15	$0.35	$0.43

On July 1, 2013, the Company completed the acquisition of all outstanding stock of the retirement planning consultancy National Associates, Inc. (“NAI”) of Rocky River, Ohio. The transaction involved both cash and stock totaling $4.4 million, including up to $1.5 million of future cash payments contingent upon NAI meeting income performance targets based on growth in EBITDA with an initial fair value of $920 thousand. The measurement period is defined, in essence, as “the twelve month period ending on the second anniversary of the closing date.”  Based on actual EBITDA growth the Company recognized $495 thousand and $1.3 million of expense during the three and nine month periods ended September 30, 2015 after writing the fair value down to $156 thousand in 2014.  The final payment of $1.5 million was made to satisfy the contingent consideration clause of the agreement during the period ended September 30, 2015.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
September 30, 2015
U.S. Treasury and U.S. government sponsored entities	$18,873	$277	$(1)	$19,149
State and political subdivisions	123,731	1,685	(760)	124,656
Corporate bonds	1,032	6	(4)	1,034
Mortgage-backed securities - residential	197,506	2,512	(1,018)	199,000
Collateralized mortgage obligations	15,352	2	(562)	14,792
Small Business Administration	20,577	1	(377)	20,201
Equity securities	202	109	(5)	306
Totals	$377,273	$4,592	$(2,727)	$379,138

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2014
U.S. Treasury and U.S. government sponsored entities	$24,515	$418	$(112)	$24,821
State and political subdivisions	90,369	2,183	(671)	91,881
Corporate bonds	936	3	(8)	931
Mortgage-backed securities - residential	223,216	2,395	(1,249)	224,362
Collateralized mortgage obligations	25,988	98	(911)	25,175
Small Business Administration	23,193	1	(775)	22,419
Equity securities	120	121	(1)	240
Totals	$388,337	$5,219	$(3,727)	$389,829

Proceeds from the sale of portfolio securities were $3.4 million during the three month period and $58.2 million during the nine month periods ended September 30, 2015. Gross gains of $30 thousand and $139 thousand and gross losses of $27 thousand and $91 thousand were realized on these sales during the three and nine month periods ended September 30, 2015. Gross gains from the sale of portfolio securities were $2 thousand and $335 thousand along with gross losses of $1 thousand and $250 thousand during the three and nine month periods ended September 30, 2014.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2015
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$17,435	$17,597
One to five years	67,442	68,170
Five to ten years	49,766	50,142
Beyond ten years	8,993	8,930
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	233,435	233,993
Total	$377,071	$378,832

The following table summarizes the investment securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
September 30, 2015
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$101	$0	$200	$(1)	$301	$(1)
State and political subdivisions	28,130	(270)	13,539	(490)	41,669	(760)
Corporate bonds	0	0	479	(4)	479	(4)
Mortgage-backed securities - residential	48,146	(235)	42,337	(783)	90,483	(1,018)
Collateralized mortgage obligations	0	0	13,292	(562)	13,292	(562)
Small Business Administration	0	0	20,116	(377)	20,116	(377)
Equity securities	36	(5)	0	0	36	(5)
Total	$76,413	$(510)	$89,963	$(2,217)	$166,376	$(2,727)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2014
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$498	$(2)	$10,159	$(110)	$10,657	$(112)
State and political subdivisions	987	(11)	24,063	(660)	25,050	(671)
Corporate bonds	0	0	476	(8)	476	(8)
Mortgage-backed securities - residential	25,770	(202)	55,576	(1,047)	81,346	(1,249)
Collateralized mortgage obligations	0	0	19,541	(911)	19,541	(911)
Small Business Administration	0	0	22,319	(775)	22,319	(775)
Equity securities	26	(1)	0	0	26	(1)
Total	$27,281	$(216)	$132,134	$(3,511)	$159,415	$(3,727)

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

As of September 30, 2015, the Company’s security portfolio consisted of 411 securities, 135 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

Management does not believe any unrealized losses on Small Business Administration securities represent an other-than-temporary impairment. The securities are issued and backed by the full faith and credit of the U.S. government and the Company does not have the intent and does not anticipate that it will be required to sell these securities before their anticipated recovery. The fair value of these securities is expected to recover as they approach their maturity.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2015	December 31, 2014
Originated loans:
Commercial real estate
Owner occupied	$99,736	$74,829
Non-owner occupied	130,327	122,228
Other	47,841	26,137
Commercial	140,402	120,493
Residential real estate
1-4 family residential	165,625	153,055
Home equity lines of credit	37,282	31,255
Consumer
Indirect	124,709	120,931
Direct	14,588	9,071
Other	4,302	3,626
Subtotal	$764,812	$661,625
Net deferred loan costs	2,482	2,227
Allowance for loan losses	(8,294)	(7,632)
Total originated loans	$759,000	$656,220
Acquired loans:
Commercial real estate
Owner occupied	$111,620	$0
Non-owner occupied	20,429	0
Other	32,228	0
Commercial	64,324	0
Residential real estate
1-4 family residential	117,234	0
Home equity lines of credit	40,445	0
Consumer
Direct	29,442	0
Total acquired loans	$415,722	$0
Net loans	$1,174,722	$656,220

Purchased credit impaired loans

As part of the NBOH acquisition the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	September 30, 2015
Commercial real estate
Owner occupied	$835
Non-owner occupied	418
Commercial	957
Total outstanding balance	$2,210
Net carrying value	$2,210

Accretable yield, or income expected to be collected, is shown in the table below:

(In Thousands of Dollars)	September 30, 2015
Beginning balance	$0
New loans purchased	361
Accretion of income	(19)
Ending balance	$342

Contractually required payments receivable of loans purchased during the year:

(In Thousands of Dollars)	September 30, 2015
Commercial real estate
Owner occupied	$930
Non-owner occupied	492
Commercial	1,116
Total	$2,538

Cash flows expected to be collected at acquisition	$2,811
Fair value of acquired loans at acquisition	$2,811

Cash flows expected to be collected on the purchased credit impaired loans (“PCI”) are estimated at least annually unless specific factors warrant otherwise. The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three or nine months ended September 30, 2015.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,633	$1,280	$1,548	$1,825	$0	$7,286
Provision for loan losses	365	84	83	530	158	1,220
Loans charged off	0	(36)	(46)	(549)	0	(631)
Recoveries	103	8	60	248	0	419
Total ending allowance balance	$3,101	$1,336	$1,645	$2,054	$158	$8,294

Nine Months Ended September 30, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632
Provision for loan losses	820	197	142	1,387	(26)	2,520
Loans charged off	(520)	(291)	(287)	(1,648)	0	(2,746)
Recoveries	125	10	101	652	0	888
Total ending allowance balance	$3,101	$1,336	$1,645	$2,054	$158	$8,294

Three Months Ended September 30, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,722	$1,076	$1,784	$1,518	$256	$7,356
Provision for loan losses	(449)	322	301	353	(102)	425
Loans charged off	0	(6)	(245)	(505)	0	(756)
Recoveries	30	14	23	241	0	308
Total ending allowance balance	$2,303	$1,406	$1,863	$1,607	$154	$7,333

Nine Months Ended September 30, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568
Provision for loan losses	(463)	185	378	1,015	(60)	1,055
Loans charged off	(90)	(25)	(525)	(1,602)	0	$(2,242)
Recoveries	104	27	46	775	0	952
Total ending allowance balance	$2,303	$1,406	$1,863	$1,607	$154	$7,333

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

September 30, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$628	$148	$69	$0	$0	$845
Collectively evaluated for impairment	2,473	1,188	1,576	2,054	158	7,449
Acquired loans	0	0	0	0	0	0
Total ending allowance balance	$3,101	$1,336	$1,645	$2,054	$158	$8,294

Loans:
Loans individually evaluated for impairment	$5,963	$726	$3,541	$71	$0	$10,301
Loans collectively evaluated for impairment	271,236	139,364	198,906	147,487	0	756,993
Acquired loans	163,023	63,367	157,679	29,442		413,511
Acquired with deteriorated credit quality	1,254	957	0	0	0	2,211
Total ending loans balance	$441,476	$204,414	$360,126	$177,000	$0	$1,183,016

December 31, 2014

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$514	$272	$88	$0	$0	$874
Collectively evaluated for impairment	2,162	1,148	1,601	1,663	184	6,758
Total ending allowance balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632

Loans:
Loans individually evaluated for impairment	$7,139	$1,940	$3,425	$93	$0	$12,597
Loans collectively evaluated for impairment	215,434	118,210	180,428	137,183	0	651,255
Total ending loans balance	$222,573	$120,150	$183,853	$137,276	$0	$663,852

The following tables present information related to impaired loans by class of loans as of September 30, 2015 and December 31, 2014:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2015
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,989	$1,773	$0
Non-owner occupied	591	372	0
Commercial	620	391	0
Residential real estate
1-4 family residential	2,697	2,351	0
Home equity lines of credit	486	266	0
Consumer	178	71	0
Subtotal	6,561	5,224	0

With an allowance recorded:
Commercial real estate
Owner occupied	2,839	2,321	573
Non-owner occupied	1,498	1,497	55
Commercial	516	335	148
Residential real estate
1-4 family residential	857	836	67
Home equity lines of credit	88	88	2
Subtotal	5,798	5,077	845
Total	$12,359	$10,301	$845

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,448	$2,318	$0
Non-owner occupied	391	391	0
Commercial	531	511	0
Residential real estate
1-4 family residential	2,421	2,156	0
Home equity lines of credit	476	251	0
Consumer	185	93	0
Subtotal	6,452	5,720	0

With an allowance recorded:
Commercial real estate
Owner occupied	2,882	2,882	446
Non-owner occupied	1,548	1,548	68
Commercial	1,444	1,429	272
Residential real estate
1-4 family residential	944	928	85
Home equity lines of credit	90	90	3
Subtotal	6,908	6,877	874
Total	$13,360	$12,597	$874

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and nine month periods ended September 30, 2015 and 2014:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended September 30,		For Three Months Ended September 30,
(In Thousands of Dollars)	2015	2014	2015	2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,809	$1,939	$42	$9
Non-owner occupied	374	399	10	6
Commercial	395	1,496	6	4
Residential real estate
1-4 family residential	2,267	2,077	41	16
Home equity lines of credit	270	363	4	2
Consumer	63	138	4	0
Subtotal	5,178	6,412	107	37

With an allowance recorded:
Commercial real estate
Owner occupied	2,324	2,068	12	25
Non-owner occupied	1,503	1,563	20	20
Commercial	336	413	1	1
Residential real estate
1-4 family residential	860	1,062	9	10
Home equity lines of credit	88	91	1	1
Consumer	0	7	0	0
Subtotal	5,111	5,204	43	57
Total	$10,289	$11,616	$150	$94

	Average Recorded Investment		Interest Income Recognized
	For Nine Months Ended September 30,		For Nine Months Ended September 30,
(In Thousands of Dollars)	2015	2014	2015	2014
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,115	$2,042	$87	$20
Non-owner occupied	380	399	23	14
Commercial	422	1,500	17	13
Residential real estate
1-4 family residential	2,167	1,689	110	44
Home equity lines of credit	265	269	11	6
Consumer	78	185	11	0
Subtotal	5,427	6,084	259	97

With an allowance recorded:
Commercial real estate
Owner occupied	1,987	1,982	60	76
Non-owner occupied	1,520	1,576	60	61
Commercial	636	632	3	3
Residential real estate
1-4 family residential	917	1,277	29	31
Home equity lines of credit	89	121	3	3
Consumer	0	5	0	0
Subtotal	5,149	5,593	155	174
Total	$10,576	$11,677	$414	$271

Cash basis interest recognized during the three and nine month periods ended September 30, 2015 and 2014 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$3,376	$0	$3,315	$44
Non-owner occupied	32	0	41	0
Commercial	553	0	1,645	0
Residential real estate
1-4 family residential	2,468	578	2,742	195
Home equity lines of credit	120	159	139	40
Consumer
Indirect	219	164	90	193
Direct	33	1	36	0
Other	0	5	0	1
Total originated loans	$6,801	$907	$8,008	$473
Acquired loans:
Commercial real estate
Other	$115	$0	$0	$0
Commercial	1,321	0	0	0
Residential real estate
1-4 family residential	158	29	0	0
Home equity lines of credit	77	7	0	0
Consumer
Direct	85	0	0	0
Total acquired loans	$1,756	$36	$0	$0
Total loans	$8,557	$943	$8,008	$473

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2015
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$3,376	$3,376	$96,128	$99,504
Non-owner occupied	0	19	32	51	129,960	130,011
Other	0	0	0	0	47,684	47,684
Commercial	80	0	553	633	139,457	140,090
Residential real estate
1-4 family residential	1,590	657	3,046	5,293	159,872	165,165
Home equity lines of credit	33	45	279	357	36,925	37,282
Consumer
Indirect	1,575	322	383	2,280	126,389	128,669
Direct	121	0	34	155	14,433	14,588
Other	16	27	5	48	4,253	4,301
Total originated loans:	$3,415	$1,070	$7,708	$12,193	$755,101	$767,294
Acquired loans:
Commercial real estate
Owner occupied	$141	$0	$0	$141	$111,479	$111,620
Non-owner occupied	0	0	0	0	20,429	20,429
Other	0	0	115	115	32,113	32,228
Commercial	415	280	1,321	2,016	62,308	64,324
Residential real estate
1-4 family residential	923	7	187	1,117	116,117	117,234
Home equity lines of credit	11	31	84	126	40,319	40,445
Consumer
Direct	444	236	85	765	28,677	29,442
Total acquired loans	$1,934	$554	$1,792	$4,280	$411,442	$415,722
Total loans	$5,349	$1,624	$9,500	$16,473	$1,166,543	$1,183,016

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2014
Commercial real estate
Owner occupied	$0	$0	$3,359	$3,359	$71,272	$74,631
Non-owner occupied	0	0	41	41	121,872	121,913
Other	0	0	0	0	26,029	26,029
Commercial	0	0	1,645	1,645	118,505	120,150
Residential real estate
1-4 family residential	1,892	546	2,937	5,375	147,223	152,598
Home equity lines of credit	205	92	179	476	30,779	31,255
Consumer
Indirect	2,136	406	283	2,825	121,754	124,579
Direct	108	18	36	162	8,909	9,071
Other	17	6	1	24	3,602	3,626
Total loans	$4,358	$1,068	$8,481	$13,907	$649,945	$663,852

Troubled Debt Restructurings:

Total troubled debt restructurings were $8.2 million and $8.1 million at September 30, 2015 and December 31, 2014, respectively. The Company has allocated $272 thousand and $242 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2015 and December 31, 2014. There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at September 30, 2015 and $25 thousand at December 31, 2014.

During the three and nine month periods ended September 30, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal payments; or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.38% and 2.75%. There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of 9 months to 120 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2015 and 2014:

		Pre-Modification	Post-Modification
Three Months Ended September 30, 2015	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Residential real estate
1-4 family residential	5	$153	$153
Indirect	3	25	25
Total loans	8	$178	$178

		Pre-Modification	Post-Modification
Nine Months Ended September 30, 2015	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Commercial real estate
Owner occupied	2	$801	$801
Commercial	1	8	8
Residential real estate
1-4 family residential	10	700	700
Home equity lines of credit	1	50	50
Indirect	5	61	61
Total loans	19	$1,620	$1,620

		Pre-Modification	Post-Modification
Three Months Ended September 30, 2014	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	1	$303	$316
Residential real estate
1-4 family residential	5	235	235
Home equity lines of credit	1	17	17
Indirect	2	37	37
Consumer	1	11	11
Total	10	$603	$616

		Pre-Modification	Post-Modification
Nine Months Ended September 30, 2014	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	1	$303	$316
Non-owner occupied	2	408	408
Residential real estate
1-4 family residential	19	1,017	1,034
Home equity lines of credit	4	105	105
Indirect	2	37	37
Consumer	1	11	11
Total	29	$1,881	$1,911

There were $23 thousand in charge offs and a $23 thousand increase to the provision for loan losses during the three month period ended September 30, 2015, as a result of troubled debt restructurings. There were $110 thousand in charge offs and a $85 thousand increase to the provision for loan losses during the nine month period ended September 30, 2015, as a result of troubled debt restructurings.  There were $10 thousand in charge offs with no increase to the provision for loan losses during the three month period ended September 30, 2014, as a result of troubled debt restructurings.  There were $42 thousand in charge offs resulting in an $11 thousand increase to the provision for loan losses during the nine month period ended September 30, 2014.

There was one commercial real estate loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three and nine month periods ended September 30, 2015.  This loan was past due at September 30, 2015.  There was no provision recorded as a result of this default during 2015.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There was one residential real estate loan modified as a troubled debt restructuring for which there was a payment default within the twelve months following the modification during the three and nine month period ended September 30, 2014. This loan was past due at September 30, 2014.  There was no effect on the provision for loan losses as a result of the default during 2014. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Not Rated	Total
September 30, 2015
Originated loans:
Commercial real estate
Owner occupied	$93,742	$1,086	$4,676	$0	$0	$99,504
Non-owner occupied	126,594	469	2,948	0	0	130,011
Other	47,383	0	301	0	0	47,684
Commercial	137,153	875	2,063	0	0	140,091
Total originated loans	$404,872	$2,430	$9,988	$0	$0	$417,290
Acquired loans:
Commercial real estate
Owner occupied	$110,497	$0	$1,123	$0	$0	$111,620
Non-owner occupied	18,573	1,346	510	0	0	20,429
Other	31,636	477	115	0	0	32,228
Commercial	60,319	2,684	1,321	0	0	64,324
Total acquired loans	$221,025	$4,507	$3,069	$0	$0	$228,601
Total loans	$625,897	$6,937	$13,057	$0	$0	$645,891

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Not Rated	Total
December 31, 2014
Commercial real estate
Owner occupied	$66,036	$2,534	$6,061	$0	$0	$74,631
Non-owner occupied	115,159	3,760	2,994	0	0	121,913
Other	25,710	0	319	0	0	26,029
Commercial	114,409	1,566	4,175	0	0	120,150
Total loans	$321,314	$7,860	$13,549	$0	$0	$342,723

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2015 and December 31, 2014. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2015
Originated loans:
Performing	$162,119	$37,003	$128,286	$14,555	$4,296
Nonperforming	3,046	279	383	33	5
Total originated loans	$165,165	$37,282	$128,669	$14,588	$4,301
Acquired loans:
Performing	$117,047	$40,361	$0	$29,357	$0
Nonperforming	187	84	0	85	0
Total acquired loans	117,234	40,445	0	29,442	0
Total loans	$282,399	$77,727	$128,669	$44,030	$4,301

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2014
Performing	$149,661	$31,076	$124,296	$9,035	$3,625
Nonperforming	2,937	179	283	36	1
Total	$152,598	$31,255	$124,579	$9,071	$3,626

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

Summary information about these interest-rate swaps at periods ended September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
Notional amounts (In thousands)	$34,802	$31,459
Weighted average pay rate on interest-rate swaps	4.23%	4.26%
Weighted average receive rate on interest-rate swaps	2.64%	2.67%
Weighted average maturity (years)	4.0	5.9
Fair value of combined interest-rate swaps (In thousands)	$1,131	$638

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income. For the three and nine month periods ended September 30, 2015 and 2014 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic EPS
Net income (In thousands)	$1,857	$2,276	$4,880	$6,818
Weighted average shares outstanding	25,710,795	18,716,094	21,204,754	18,761,352
Basic earnings per share	$0.07	$0.12	$0.23	$0.36

Diluted EPS
Net income (In thousands)	$1,857	$2,276	$4,880	$6,818
Weighted average shares out-standing for basic earnings per share	25,710,795	18,716,094	21,204,754	18,761,352
Dilutive effect of restricted stock awards	6,059	974	4,384	367
Weighted average shares for diluted earnings per share	25,716,854	18,717,068	21,209,138	18,761,719
Diluted earnings per share	$0.07	$0.12	$0.23	$0.36

There were no restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2015 and 2014.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”). The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were 279,023 additional shares awarded under the Plan during the nine month period ended September 30, 2015. Expense recognized for the Plan was $159 thousand and $275 thousand for the three and nine month periods ended September 30, 2015.  As of September 30, 2015, there was $2.1 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.9 years. There were 46,957 shares awarded and $29 thousand and $87 thousand of expense recognized for the Plan for the three and nine month periods ended September 30, 2014.

The following is the activity under the Plan during the nine months ended September 30, 2015:

	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	46,957	$7.39
Granted	279,023	7.96
Vested	0	0
Forfeited	(5,000)	7.88
Nonvested at September 30, 2015	320,980	$7.88

Other Comprehensive Income:

The following table represents the detail of other comprehensive income for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$3,557	$(1,245)	$2,312
Reclassification adjustment for (gains) losses included in net income (1)	(3)	1	(2)
Net unrealized gains on available-for-sale securities	$3,554	$(1,244)	$2,310

	Nine Months Ended September 30, 2015
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$421	$(148)	$273
Reclassification adjustment for (gains) losses included in net income (1)	(48)	17	(31)
Net unrealized gains on available-for-sale securities	$373	$(131)	$242

	Three Months Ended September 30, 2014
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$527	$(184)	$343
Reclassification adjustment for (gains) losses included in net income (1)	(1)	0	(1)
Net unrealized gains on available-for-sale securities	$526	$(184)	$342

	Nine Months Ended September 30, 2014
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$7,547	$(2,642)	$4,905
Reclassification adjustment for (gains) losses included in net income (1)	(85)	30	(55)
Net unrealized gains on available-for-sale securities	$7,462	$(2,612)	$4,850

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes as of September 30, 2015, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2015 and December 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at September 30, 2015 and December 31, 2014:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Common equity tier 1 capital ratio
Consolidated	$160,627	12.24%	$59,058	4.50%	N/A	N/A
Bank	145,893	11.15%	58,890	4.50%	$85,063	6.50%
Total risk based capital ratio
Consolidated	168,968	12.87%	104,991	8.00%	N/A	N/A
Bank	154,187	11.78%	104,693	8.00%	130,866	10.00%
Tier 1 risk based capital ratio
Consolidated	160,627	12.24%	78,744	6.00%	N/A	N/A
Bank	145,893	11.15%	78,520	6.00%	104,693	8.00%
Tier 1 leverage ratio
Consolidated	160,627	9.59%	67,018	4.00%	N/A	N/A
Bank	145,893	8.77%	66,568	4.00%	83,210	5.00%

December 31, 2014
Total Capital to risk weighted assets
Consolidated	$121,340	16.48%	$58,523	8.00%	N/A	N/A
Bank	114,321	15.56%	58,773	8.00%	$73,466	10.00%
Tier 1 Capital to risk weighted assets
Consolidated	113,654	15.43%	29,262	4.00%	N/A	N/A
Bank	106,689	14.52%	29,386	4.00%	44,079	6.00%
Tier 1 Capital to average assets
Consolidated	113,654	10.03%	45,313	4.00%	N/A	N/A
Bank	106,689	9.37%	45,565	4.00%	56,956	5.00%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the period ended September 30, 2015 and for the year ended December 31, 2014, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$19,149	$0	$19,149	$0
State and political subdivisions	124,656	0	124,656	0
Corporate bonds	1,034	0	1,034	0
Mortgage-backed securities-residential	199,000	0	198,985	15
Collateralized mortgage obligations	14,792	0	14,792	0
Small Business Administration	20,201	0	20,201	0
Equity securities	306	306	0	0
Total investment securities	$379,138	$306	$378,817	$15
Yield maintenance provisions	$1,131	$0	$1,131	$0
Financial Liabilities
Interest rate swaps	$1,131	$0	$1,131	$0

	Fair Value Measurements at December 31, 2014 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$24,821	$0	$24,821	$0
State and political subdivisions	91,881	0	91,881	0
Corporate bonds	931	0	931	0
Mortgage-backed securities-residential	224,362	0	224,352	10
Collateralized mortgage obligations	25,175	0	25,175	0
Small Business Administration	22,419	0	22,419	0
Equity securities	240	240	0	0
Total investment securities	$389,829	$240	$389,579	$10
Yield maintenance provisions	$638	$0	$638	$0
Financial Liabilities
Interest rate swaps	$638	$0	$638	$0

There were no significant transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2015 and 2014.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In Thousands of Dollars)	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Beginning Balance	$16	$10	$10	$10
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0	0
Repayments	(1)	0	(1)	0
Acquired and/or purchased	0	0	6	0
Ending Balance	$15	$10	$15	$10

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$1,225	$0	$0	$1,225
Commercial	110	0	0	110
1–4 family residential	42	0	0	42

	Fair Value Measurements at December 31, 2014 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial	$807	$0	$0	$807
1–4 family residential	63	0	0	63
Other real estate owned
Commercial real estate	45	0	0	45

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.1 million with a valuation allowance of $689 thousand at September 30, 2015, resulting in an additional provision for loan losses of $567 thousand and $777 thousand for the three and nine month periods, respectively. At December 31, 2014, impaired loans had a principal balance of $988 thousand, with a valuation allowance of $117 thousand. Loans measured at fair value at September 30, 2014 resulted in an additional provision for loan losses of $338 thousand and $554 thousand during the three and nine month periods ended September 30, 2014.  Excluded from the fair value of impaired loans, at September 30, 2015 and December 31, 2014, discussed above are $3.0 million and $4.2 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which are not carried at fair value.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended September 30, 2015 and December 31, 2014:

September 30, 2015	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$317	Sales comparison	Adjustment for differences between earning multiplier	-17.04% - 26.67% (-2.96%)
Commercial real estate	908	Income approach	Adjustment for differences between earning multiplier	-49.42% - 40.89% (35.33%)
Commercial	110	Sales comparison	Adjustment for differences between comparable sales	-2.11% - 2.11% (0%)
Residential	42	Sales comparison	Adjustment for differences between comparable sales	-13.49% - 15.90% (-10.65%)

December 31, 2014	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial	$807	Sales comparison	Adjustment for differences between comparable sales	-27.43% - 32.86% (9.96%)
Residential	63	Sales comparison	Adjustment for differences between comparable sales	-18.32% - 24.16% (-14.02%)
Other real estate owned	45	Sales comparison	Adjustment for differences between comparable sales	-12.86% - 11.97% (-5.79%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at September 30, 2015 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$34,344	$16,430	$17,914	$0	$34,344
Restricted stock	7,456	n/a	n/a	n/a	n/a
Loans held for sale	566	0	581	0	581
Loans, net	1,174,722	0	0	1,166,909	1,166,909
Accrued interest receivable	5,285	0	2,215	3,070	5,285
Financial liabilities
Deposits	1,330,249	1,080,591	248,827	0	1,329,418
Short-term borrowings	163,429	0	163,429	0	163,429
Long-term borrowings	16,272	0	17,693	0	17,693
Accrued interest payable	514	26	488	0	514

		Fair Value Measurements at December 31, 2014 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,428	$11,410	$16,018	$0	$27,428
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	511	0	523	0	523
Loans, net	656,220	0	0	658,993	658,993
Accrued interest receivable	3,237	0	1,645	1,592	3,237
Financial liabilities
Deposits	915,703	708,752	206,708	0	915,460
Short-term borrowings	59,136	0	59,136	0	59,136
Long-term borrowings	28,381	0	28,837	0	28,837
Accrued interest payable	402	2	400	0	402

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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
September 30, 2015
Goodwill and other intangibles	$5,047	$30,952	$3,266	$0	$39,265
Total assets	$10,696	$1,691,424	$4,143	$1,534	$1,707,797

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2014
Goodwill and other intangibles	$5,285	$0	$3,528	$0	$8,813
Total assets	$10,643	$1,121,505	$4,356	$463	$1,136,967

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2015
Net interest income	$16	$14,525	$0	$(3)	$14,538
Provision for loan losses	0	1,220	0	0	1,220
Service fees, security gains and other noninterest income	1,505	2,824	423	(67)	4,685
Noninterest expense	1,161	11,909	381	1,264	14,715
Amortization and depreciation expense	84	632	90	0	806
Income (loss) before taxes	276	3,588	(48)	(1,334)	2,482
Income taxes	95	783	(16)	(237)	625
Net Income (Loss)	$181	$2,805	$(32)	$(1,097)	$1,857

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2015
Net interest income	$46	$33,243	$0	$(10)	$33,279
Provision for loan losses	0	2,520	0	0	2,520
Service fees, security gains and other noninterest income	4,708	6,917	1,705	(199)	13,131
Noninterest expense	3,598	26,924	1,143	3,841	35,506
Amortization and depreciation expense	255	1,328	270	0	1,853
Income before taxes	901	9,388	292	(4,050)	6,531
Income taxes	307	2,005	100	(761)	1,651
Net Income	$594	$7,383	$192	$(3,289)	$4,880

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2014
Net interest income	$13	$9,276	$0	$(4)	$9,285
Provision for loan losses	0	425	0	0	425
Service fees, security gains and other noninterest income	1,575	1,971	395	(61)	3,880
Noninterest expense	1,234	7,794	421	327	9,776
Income before taxes	354	3,028	(26)	(392)	2,964
Income taxes	121	708	(9)	(132)	688
Net Income	$233	$2,320	$(17)	$(260)	$2,276

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2014
Net interest income	$39	$27,065	$0	$(11)	$27,093
Provision for loan losses	0	1,055	0	0	1,055
Service fees, security gains and other noninterest income	4,666	5,265	1,392	(213)	11,110
Noninterest expense	3,614	22,528	1,245	908	28,295
Income before taxes	1,091	8,747	147	(1,132)	8,853
Income taxes	374	1,987	50	(376)	2,035
Net Income	$717	$6,760	$97	$(756)	$6,818

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of First National Bank of Orrville in June of 2015, National Associates, Inc. in July of 2013 and Farmers Trust Company in 2009 totaled $32.3 million at September 30, 2015 and $5.6 million at December 31, 2014. The First National Bank acquisition is more fully described in the Business Acquisitions footnote.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis in as of September 30.  The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2015		December 31, 2014
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$5,970	$(3,431)	$5,970	$(2,972)
Non-compete contracts	370	(318)	370	(295)
Trade name	190	(59)	190	(41)
Core deposit intangible	4,409	(138)	0	0
Total	$10,939	$(3,946)	$6,530	$(3,308)

Aggregate amortization expense was $304 thousand and $638 thousand for the three and nine month periods ended September 30, 2015.  Amortization expense was $192 thousand and $575 thousand for the three and nine months ended September 30, 2014.

Estimated amortization expense for each of the next five periods and thereafter:

2015 (Three months)	$305
2016	1,108
2017	1,022
2018	938
2019	862
Thereafter	2,758
TOTAL	$6,993

Short-term borrowings:

There were $80 million in short-term Federal Home Loan Bank Advances at September 30, 2015 with a weighted average interest rate of 0.27%.  The Company also had a $350 thousand balance on a business line of credit with another lending institution at September 30, 2015.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	September 30, 2015
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$7,566
State and political subdivisions	3,107
Mortgage-backed securities - residential	67,164
Collateralized mortgage obligations	5,242
Total borrowings	$83,079

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

Overview

On June 19, 2015, Farmers completed the merger of NBOH, the holding company for the First National Bank of Orrville.  Immediately following the merger, First National Bank was merged into the Bank.  This transaction resulted in the addition of $545 million in assets and 14 branch locations in Wayne, Medina and Stark counties in Ohio.

On October 1, 2015, Farmers completed the acquisition of Tri-State and the merger of Tri-State’s wholly-owned subsidiary, First National Community Bank, which operates 5 banking locations in Columbiana County in Ohio and Western Pennsylvania into the Bank.  At closing, Tri-State had approximately $139 million in assets, which included $54.3 million of demand deposits with an overall cost of deposits of 0.19%.  Under the terms of the agreement, shareholders of Tri-State elected to receive either 1.747 shares of Farmers common stock or $14.20 per share in cash, subject to an overall limitation of 75% of the shares being exchanged for Farmers shares and 25% for cash. Since this transaction was completed in October the financial statements do not reflect any transactions associated with this acquisition at September 30, 2015. Both acquisitions provide the Company the opportunity to expand into new markets and develop efficiencies of scale to drive future profits.

Net income for the three months ended September 30, 2015 was $1.9 million, or $0.07 per diluted share, which compares to $2.3 million, or $0.12 per diluted share, for the three month period ended September 30, 2014. Merger expenses, net of tax, of $1.8 million related to acquisition activities accounted for the decline in net income for the three month period. Adjusted for the after tax expenses related to acquisition activities, net income would have been $3.7 million or $0.15 per diluted share.

Net income for the nine months ended September 30, 2015, reduced by merger activity expenses, was $4.9 million, compared to $6.8 million for the same nine month period in 2014. On a per share basis, net income for the nine months ended September 30, 2015 was $0.23, a decrease of 36.1% compared to the same nine month period in 2014. Excluding the after tax merger related expenses net income would have been $8.4 million or $0.40 per share for the nine month period ended September 30, 2015.

Annualized return on average assets and return on average equity were 0.43% and 3.97%, respectively, for the three month period ending September 30, 2015.  Excluding the tax effected expenses related to acquisition activities, the annualized return on average assets and the annualized return on average equity would have been 0.87% and 7.97%, respectively.

Annualized return on average assets for the nine month period ended September 30, 2015 was 0.48% compared to 0.80% for the nine month period in 2014. Excluding the tax equated merger expense the return on average assets for the nine month period ended September 30, 2015 would have been 0.83%.  The annualized return on average equity was 4.31% compared to 7.61% for the nine month periods ended September 30, 2015 and 2015, respectively. The return on equity for this year’s nine month period would have been 7.41% excluding tax equated merger costs.

Total loans were $1.18 billion at September 30, 2015, compared to $647.0 million at September 30, 2014.  Organic loan growth of 16% supplemented the increase from the NBOH acquisition, which amounted to $430 million.  The organic increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline. Most of the increase in loans has occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios.  Loans now comprise 73.8% of the Bank's average earning assets in 2015, an improvement compared to 59.6% in 2014.  This improvement along with the growth in earning assets organically and through merger activity has resulted in a 70.7% increase in tax equated loan income from the third quarter of 2014 to the same quarter in 2015.

Non-performing assets to total assets remain at nominal levels, currently at 0.62%.  Early stage delinquencies also continue to remain at low levels, at $6.9 million, or 0.58% of total loans, at September 30, 2015.  Net charge-offs for the current quarter were $211 thousand, which compares favorably to $1.3 million in the previous quarter and $448 thousand in the same quarter last year.

The net interest margin for the three months ended September 30, 2015 was 3.84%, a 26 basis points increase from the quarter ended September 30, 2014.  The increased margin is partially due to the additional accretion as a result of the discounted loan portfolio acquired in the NBOH merger and the higher mix of loans to assets on the balance sheet. Excluding the amortization of premium on time deposits and FHLB advances along with the accretion of the loan portfolio discount, the net interest margin would have been 9 basis points lower or 7.25% for the quarter ended September 30, 2015.

In comparing the first nine months of 2015 to the same period in 2014, asset yields increased 3 basis points, while the cost of interest-bearing liabilities decreased 13 basis points which results in the 3.72% annualized year to date net interest margin.

Noninterest income increased 20.8% to $4.7 million for the quarter ended September 30, 2015 compared to $3.9 million in 2014.  Deposit account income increased $218 thousand, or 31%, in the current year’s quarter compared to the same quarter in 2014 and gains on the sale of mortgage loans increased $301 thousand, or 264%, in comparing the same two quarters.

Farmers has remained committed to managing the level of noninterest expenses.  Total noninterest expenses for the third quarter of 2015 were $15.5 million.  Excluding expenses related to acquisition activities of $2.5 million, noninterest expenses were $13 million.  The noninterest expense, excluding merger costs, measured as a percentage of quarterly average assets decreased from 3.39% in the third quarter of 2014 to 3.03% in the third quarter of 2015.  Salaries and employee benefits excluding severance expenses related to the merger as a percent of average assets decreased from 1.85% to 1.68%.

Excluding expenses related to acquisition activities, the efficiency ratio for the quarter ended September 30, 2015 improved to 61.94% compared to 70.17% for the same quarter in 2014.  The main factors leading to the improvement in the efficiency ratio was the increase in net interest income and noninterest income, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraphs.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three and nine month periods ended September 30, 2015 and 2014:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In Thousands, except Per Share Data)	2015	2014	2015	2014
Total Assets	$1,707,797	$1,139,739	$1,707,797	$1,139,739
Net Income	$1,857	$2,276	$4,880	$6,818
Basic and Diluted Earnings Per Share	$0.07	$0.12	$0.23	$0.36
Return on Average Assets (Annualized)	0.43%	0.79%	0.48%	0.80%
Return on Average Equity (Annualized)	3.97%	7.37%	4.31%	7.61%
Efficiency Ratio (tax equivalent basis)	76.55%	70.17%	76.27%	69.91%
Equity to Asset Ratio	10.90%	10.65%	10.90%	10.65%
Tangible Common Equity Ratio *	8.80%	9.88%	8.80%	9.88%
Dividends to Net Income	41.46%	24.56%	38.42%	24.71%
Net Loans to Assets	68.79%	56.12%	68.79%	56.12%
Loans to Deposits	88.93%	70.86%	88.93%	70.86%

*

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of September 30, 2015 and 2014, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

	Sept. 30,	December 31,	Sept. 30,
(In Thousands of Dollars)	2015	2014	2014
Reconciliation of Common Stockholders' Equity to Tangible Common Equity
Stockholders' Equity	$186,151	$123,560	$121,401
Less Goodwill and Other Intangibles	39,265	8,813	9,768
Tangible Common Equity	$146,886	$114,747	$111,633

	Sept. 30,	December 31,	Sept. 30,
(In Thousands of Dollars)	2015	2014	2014
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,707,797	$1,136,967	$1,139,739
Less Goodwill and Other Intangibles	39,265	8,813	9,768
Tangible Assets	$1,668,532	$1,128,154	$1,129,971

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,151,899	$13,530	4.66%	$631,686	$7,925	4.98%
Taxable securities (4)	265,416	1,369	2.05	328,026	1,803	2.18
Tax-exempt securities (4) (6)	116,581	1,196	4.07	77,701	922	4.71
Equity securities (2)	7,593	48	2.51	4,282	47	4.35
Federal funds sold and other	19,615	9	0.18	18,919	8	0.17
TOTAL EARNING ASSETS	1,561,104	16,152	4.10	1,060,614	10,705	4.00
NONEARNING ASSETS
Cash and due from banks	26,690			21,836
Premises and equipment	23,500			17,389
Allowance for loan losses	(7,452)			(7,292)
Unrealized gains (losses) on securities	221			(748)
Other assets (3)	95,808			52,264
TOTAL ASSETS	$1,699,871			$1,144,063

INTEREST-BEARING LIABILITIES
Time deposits	$257,822	$616	0.95%	$214,578	$865	1.60%
Savings deposits	512,288	144	0.11	408,429	113	0.11
Demand deposits	267,700	149	0.22	126,506	9	0.03
Short term borrowings	109,795	59	0.21	74,280	11	0.06
Long term borrowings	51,651	88	0.68	18,852	130	2.74
TOTAL INTEREST-BEARING LIABILITIES	1,199,256	1,056	0.35	842,645	1,128	0.53

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	303,188			167,543
Other liabilities	11,974			11,310
Stockholders' equity	185,453			122,565
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$1,699,871			$1,144,063
Net interest income and interest rate spread		$15,096	3.75%		$9,577	3.47%
Net interest margin			3.84%			3.58%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $834 thousand and $599 thousand for 2015 and 2014, respectively, and is reduced by amortization of $640 thousand and $529 thousand for 2015 and 2014, respectively.

(6)

For 2015, adjustments of $145 thousand and $413 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2014, adjustments of $25 thousand and $317 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$852,094	$30,129	4.73%	$625,023	$23,381	5.00%
Taxable securities (4)	278,538	4,421	2.12	336,783	5,512	2.19
Tax-exempt securities (4) (6)	93,874	3,149	4.48	81,992	2,891	4.71
Equity securities (2) (6)	5,564	142	3.41	4,282	142	4.43
Federal funds sold and other	21,071	20	0.13	13,714	17	0.17
TOTAL EARNING ASSETS	1,251,141	37,861	4.05	1,061,794	31,943	4.02
NONEARNING ASSETS
Cash and due from banks	18,063			20,404
Premises and equipment	19,558			17,464
Allowance for loan losses	(7,553)			(7,352)
Unrealized gains (losses) on securities	1,698			(2,979)
Other assets (3)	70,834			51,221
TOTAL ASSETS	$1,353,741			$1,140,552

INTEREST-BEARING LIABILITIES
Time deposits	$221,576	$2,120	1.28%	$220,135	$2,691	1.63%
Savings deposits	444,161	371	0.11	409,664	352	0.11
Demand deposits	184,057	184	0.13	127,049	27	0.03
Short term borrowings	80,721	86	0.14	73,463	35	0.06
Long term borrowings	39,449	306	1.04	21,664	396	2.44
TOTAL INTEREST-BEARING LIABILITIES	969,964	3,067	0.42	851,975	3,501	0.55

NONINTEREST-BEARING LIABILITIES
AND STOCKHOLDERS' EQUITY
Demand deposits	221,555			159,493
Other liabilities	10,727			9,250
Stockholders' equity	151,495			119,834
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$1,353,741			$1,140,552
Net interest income and interest rate spread		$34,794	3.63%		$28,442	3.47%
Net interest margin			3.72%			3.57%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $2.1 million and $1.8 million for 2015 and 2014 respectively and is reduced by amortization of $1.7 million and $1.6 million for 2015 and 2014 respectively.
(6)

For 2015, adjustments of $426 thousand and $1.1 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2014, adjustments of $358 thousand and $991 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net Interest Income.  Tax equated net interest income was $15.1 million for the third quarter of 2015 compared to $9.6 million for the same period in 2014.  The net interest margin to average earning assets on a fully taxable equivalent basis increased 26 basis points to 3.84% for the three months ended September 30, 2015, compared to 3.58% for the same three month period in the prior year.  In comparing the quarters ended September 30, 2015 and 2014, yields on earning assets increased 10 basis points, while the cost of interest bearing liabilities decreased 18 basis points. The increase in net interest margin was mainly a result of time deposits with higher interest rates maturing and then being moved to products with lower interest rates or leaving the bank. Time deposit costs for the three month period ended September 30, 2015 decreased 65 basis points compared to the same period in 2014.  Loan income now comprises a larger share of interest income compared to the third quarter of 2014.

Tax equated net interest income increased to $34.8 million for the nine month period ended September 30 2015, compared to $28.4 million in the same period in 2014. The annualized net interest margin to average earning assets on a fully taxable equivalent basis was 3.72% for the nine months ended September 30, 2015, compared to 3.57% for the same period in the prior year.  The increase is primarily a result of factors similar to the three months results previously stated.

Noninterest Income.  Noninterest income increased 20.1% to $4.7 million for the quarter ended September 30, 2015 compared to $3.9 million in 2014.  Gains on the sale of mortgage loans increased $301 thousand or 264% and deposit account income increased $218 thousand or 30.1% in comparing the same two quarters. The increased fees are mainly the result of additional volume provided by the addition of NBOH this year.  Insurance agency commissions increased $45 thousand or 52.9% in the current year’s quarter compared to the same quarter in 2014.

Noninterest income for the nine months ended September 30, 2015 was $13.1 million, compared to $11.1 million during the same period in 2014. The increase was the result of many of the same factors affecting the quarterly numbers.  In addition, retirement plan consulting fees increased to $1.7 million compared to $1.4 million during the same nine month period in 2014.  Gains on the sale of mortgage loans increased from $250 thousand for the nine month period ended September 30, 2014 to $694 thousand for the current year nine month period ended September 30, 2015. Other operating income increased $628 thousand for the nine month period ended September 30, 2015 compared to the same period in 2014 and can be attributed mostly to increased debit and credit card fee income along with the additional income from the investment in the FNB Capital Partners that has now been in place for the entire nine month period of 2015.

Noninterest Expense.  Noninterest expense totaled $15.5 million for the three month period ended September 30, 2015, which was $5.7 million more than the $9.8 million during the same quarter in 2014.  The increase is primarily the result of $2.5 million in merger related costs associated with the 2015 acquisitions of NBOH and Tri-State. There also was an additional $495 thousand expense recorded related to the contingency consideration associated with the 2013 acquisition of NAI, Inc. during the quarter ended September 30, 2015. There was an increase of $1.9 million in salaries and employee benefits during the current quarter compared to the same quarter in 2014 as a result of the additional employees from the NBOH acquisition. As of September 30, 2015 and December 31, 2014, there were 327 and 408 Full Time Equivalents, respectively. There was a reduction of 26 Full Time Equivalents during the three month period ended September 30, 2015 that will help reduce noninterest going forward.

Noninterest expenses for the nine months ended September 30, 2015 was $37.4 million, compared to $28.3 million for the same period in 2014, representing an increase of $9.1 million, or 32.0%. The increase is the result of the $4.7 million in merger costs and $3.0 million increase in salaries and employee benefits as mention above.

The Company’s tax equivalent efficiency ratio for the three month period ended September 30, 2015 was 76.6% compared to 70.2% for the same period in 2014. The negative change in the efficiency ratio was the result of the $2.5 million in merger costs. Excluding merger costs the quarterly efficiency ratio would have been 61.9%.

The tax equivalent efficiency ratio for the nine month period ended September 30, 2015 was 76.3% compared to 69.9% for the nine month period ended September 30, 2014.  Excluding the merger costs for the nine month period ended September 30, 2015 the ratio was 66.3%. Management has continued to focus on increasing the levels of noninterest income and reducing the level of noninterest expenses.

Income Taxes. Income tax expense totaled $625 thousand for the quarter ended September 30, 2015 and $688 thousand for the quarter ended September 30, 2014. As discussed in previous paragraphs the increased merger costs negatively impacted net income therefore reducing overall tax expense for the period.  The effective tax rate for the three month period ended September 30, 2015 was 25.2% which compared to the effective tax rate of 23.2% for the same period in 2014.  The increase in the current period’s rate is a result of the $495 thousand contingent cash consideration payment expense not being tax deductible and some merger related expenses not being fully tax deductible.

Income tax expense was $1.7 million for the first nine months of 2015 and $2.0 million for the first nine months of 2014.  The effective tax rate for the nine month period of 2015 was 25.3%, compared to 23.0% for the same period in 2014.  The effective tax rate increase over the same period in 2014 was due to the non-deductibility of the contingent payment expense of $1.3 million during the nine month period ended September 30, 2015.

Other Comprehensive Income.  For the quarter ended September 30, 2015, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $2.3 million, compared to an unrealized gain of $342 thousand for the same period in 2014. The increase in fair value of securities for the three month period ended September 30, 2015 compared to 2014 is the result of market interest rate fluctuations.

For the nine months of 2015, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $242 thousand, compared to an unrealized gain of $4.9 million for the same period in 2014. The increase in fair value of securities for the three month period and the modest increase during the nine month period ended September 30, 2015 is the result of the market’s reaction to projected long term interest rates.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $6.9 million during the first nine months of 2015. The newly acquired bank entity contributed $37.0 million in cash and cash equivalents to the combined company.  Cash was used to help fund the cash portion of the acquisition and to support the lending activity of the newly combined company. The Company expects these levels to remain steady over the next few months.

Securities. Securities available-for-sale decreased by $10.7 million since December 31, 2014.  With the additional $51.3 million in securities brought by the purchase of NBOH the Company used proceeds from both maturing securities and sales of securities to help fund the purchase of both NBOH and Tri-State, to fund the loan portfolio growth and to purchase additional bank owned life insurance during the first nine months of 2015.

Loans. Gross loans increased $519.2 million since December 31, 2014.  Most of the increase in loans is a result of the $430.5 million in additional loans acquired in the NBOH transaction and $88.7 million in organic loan growth.  The Bank utilized a talented lending and credit team while adhering to a sound underwriting discipline to increase the loan portfolio. Most of the increase in loans has occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios. On a fully tax equivalent basis, loans contributed $30.1 million of total interest income during the nine month period ended September 30, 2015 compared to $23.4 million for the same period in 2014.

 Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below for quarters prior to the current quarter ended September 30, 2015.  For the current quarter, recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
Nonperforming loans	$9,620	$7,984	$7,939	$8,481	$7,218
Nonperforming loans as a % of total loans	0.81%	0.70%	1.18%	1.28%	1.12%
Loans delinquent 30-89 days	$6,974	$7,146	$4,344	$5,426	$4,938
Loans delinquent 30-89 days as a % of total loans	0.59%	0.63%	0.64%	0.82%	0.76%
Allowance for loan losses	$8,294	$7,286	$7,723	$7,632	$7,333
Allowance for loan losses as a % of loans	0.70%	0.64%	1.15%	1.15%	1.13%
Allowance for loan losses as a % of non-acquired loans	1.08%	1.03%	1.15%	1.15%	1.13%
Allowance for loan losses as a % of nonperforming loans	86.22%	91.26%	97.28%	89.99%	101.58%
Annualized net charge-offs to average net loans outstanding	0.10%	0.71%	0.22%	0.33%	0.28%
Non-performing assets	$10,672	$9,112	$8,083	$8,629	$7,600
Non-performing assets as a % of total assets	0.62%	0.54%	0.71%	0.76%	0.67%
Net charge-offs for the quarter	$211	$1,292	$359	$526	$448

For the three months ended September 30, 2015, management recorded a $1.2 million provision for loan losses, compared to providing $425 thousand over the same three month period in the prior year. The larger provision recorded for the three month period ended September 30, 2015 was primarily a result of the loan portfolio’s growth and higher than normal charge-offs due to one owner-occupied commercial real estate loan relationship. The increase in the allowance for loan losses was consistent with the percentage of growth in total loans for the three month period ended September 30, 2015 as compared to the same period in 2014. The ratio of allowance for loan losses to gross loans decreased to .70% compared to 1.15% at December 31, 2014.  The decrease is the result of the additional loan portfolio acquired at fair market value without an allowance for loan losses as displayed in the allowance for loan losses as a percentage of non-acquired loans. When the acquired loans are excluded the ratio is 1.08% and compares similarly with the periods presented in the above table.  Non-performing loans as a percentage of total loans decreased from 1.28% at December 31, 2014 to .81% at September 30, 2015. Even with the reduction in the percentage of non-performing loans to total loans as compared to December 31, 2014 the percentage of the allowance for loan losses to non-performing loans decreased from 90.0% at December 31, 2014 to 86.2% at September 30, 2015.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at September 30, 2015 is adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased $414.5 million from $915.7 million at December 31, 2014 to $1.3 billion at September 30, 2015.  The increase in deposits is the result of the $423.7 million in deposits acquired with the NBOH transaction.  The company experienced a small amount of runoff in the deposit portfolio during the first nine months of 2015 as customers seek out other investment options in search of higher returns.  All deposit types have shown increases as a result of the acquisition as non-interest bearing deposits increased $114.4 million during the first nine month period of 2015. The Company’s strategy is to maintain deposit balances while pricing deposit rates to remain competitive within the market. At September 30, 2015, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 96.7% of total deposits.

Borrowings. Total borrowings increased $92.2 million, or 105.3%, since December 31, 2014. The increase in borrowings is the result of the Company assuming $52.0 million in Federal Home Loan Bank advances, $13.5 million in securities sold under repurchase agreements from the acquisition and the continued growth in the loan portfolio during the nine month period ended September 30, 2015.

Capital Resources. Total stockholders’ equity increased to $186.2 million, or 10.9% of total assets, at September 30, 2015, an increase of $62.6 million, compared to $123.6 million at December 31, 2014.  The increase is due to the $59.0 million of stock that was issued as part of the purchase price of NBOH.  Shareholders have received $0.03 per share in cash dividends each quarter over the last four quarters. Book value per share increased from $6.71 per share at December 31, 2014 to $7.25 per share at September 30, 2015.  The Company’s tangible book value per share decreased from $6.23 per share at December 31, 2014 to $5.72 per share at September 30, 2015.  The increase in book value was due to the issuance of shares in the NBOH acquisition.  The tangible book value per share decline can be attributed to the creation of goodwill and other intangible assets.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) and are being phased in beginning on January 1, 2015 through January 1, 2019. At September 30, 2015 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets. As of September 30, 2015 the Company’s common equity tier 1 to risk weighted assets was 12.24%, total risk-based capital ratio stood at 12.87%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 12.24% and 9.59%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2015.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At September 30, 2015, these lines of credit totaled $39.0 million of which the Bank had not borrowed against these lines. In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. The outstanding balance at September 30, 2015 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of September 30, 2015, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $96.3 million with additional borrowing capacity of approximately $135.0 million with the FHLB as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first nine months of 2015, net cash used by investing activities amounted to $16.1 million, compared to $8.8 million provided in the same period in 2014.  Loan originations were very robust and used $91.7 million during the first nine months of 2015 compared to the $17.9 million used during the same period in 2014. The cash used by lending activities during this period can be attributed to the positive activity in the consumer real estate and commercial loan portfolios. Net cash received from the NBOH acquisition provided $21.3 million dollars.  Proceeds from maturities and repayments of securities available for sale were up to $44.0 million from $35.9 million during the first nine months of 2014.  Proceeds from sales of securities available for sale amounted to $58.2 million provided during the first nine months of 2015 compared to $34.2 million provided during the same period in 2014.  Cash from the security pay-downs and sales was used to help fund a portion of the acquisition costs associated with the NBOH transaction.  The Company also used $6.0 million to purchase additional bank owned life insurance.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $15.7 million for the period ended September 30, 2015, compared to $16.4 million used in financing activities for the same period in 2014. There were large swings in activity during the nine month period ended September 30, 2015 compared to the same period last year. Short and long term net borrowing changes used $10.8 million in the nine month period ended September 30, 2014 compared to providing a net $26.6 million during the nine month period ended September 30, 2105. Deposits used $9.1 million compared to $2.2 million during the nine month periods ended September 30, 2015 and 2014 respectiviely.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $246.2 million at September 30, 2015 and $150.0 at December 31, 2014 as the Bank assumed commitments made by NBOH.  Additionally, the Company has committed up to a $3 million subscription in a Small Business Investment Company fund (SBIC).  At September 30, 2015 the Company had invested $2.4 million in this fund.

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

Changes In Interest Rate (basis points)	September 30, 2015 Result	December 31, 2014 Result	ALCO Guidelines
Net Interest Income Change
+300	3.3%	2.2%	15%
+200	2.6%	1.9%	10%
+100	1.5%	1.2%	5%
-100	-3.8%	-4.0%	5%
Net Present Value Of Equity Change
+300	-0.6%	-4.6%	20%
+200	1.1%	-1.3%	15%
+100	1.7%	0.8%	10%
-100	-7.0%	-6.7%	10%

The results of the simulation indicate that in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using September 30, 2015 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. The results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. There were no shares purchased during the nine month period ended September 30, 2015.

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

10.1*	Farmers National Banc Corp. Form of Notice of Grant and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (filed herewith)

10.2*	Farmers National Banc Corp. Amended and Restated Executive Separation Policy (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*  Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 9, 2015

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 9, 2015

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer