Form 10-K
period 2015-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2016-03-10
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the estimated aggregate market value of the ’registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $211.8 million based upon the last sales price as of June 30, 2015 reported on NASDAQ. (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

As of March 7, 2016, the registrant had outstanding 26,935,484 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2016	III
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

The Company’s principal business consists of owning and supervising its subsidiaries. Although Farmers’ directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. Farmers and its subsidiaries had 432 full-time equivalent employees at December 31, 2015.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341. Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.” Farmers’ business activities are managed and financial performance is primarily aggregated and reported in three lines of business, the Bank segment, the Trust segment and the Retirement planning/consulting segment. For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2015, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

The Farmers National Bank of Canfield

During 2015 the Company acquired all outstanding stock of National Bancshares Corporation (“NBOH”), the parent company of First National Bank of Orrville (“First National Bank”) and Tri-State 1stBanc, Inc. (“Tri-State”), the parent company of 1st National Community Bank (“FNCB”).  Additional discussion about the acquisitions can be found in the Notes to Consolidated Financial Statements in item 8 of this Annual Report on Form 10-K. The Bank is a full-service national banking association engaged in commercial and retail banking mainly in Mahoning, Trumbull, Columbiana, Wayne, Medina and Stark Counties in Ohio and with the acquisition of Tri-State, one location in Beaver County, Pennsylvania. The Bank’s commercial and retail banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines, internet banking, travel cards, “E” Bond transactions, MasterCard and Visa credit cards, brokerage services and other miscellaneous services normally offered by commercial banks.

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2015, is discussed in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

Dodd-Frank Act

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act.  The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds.  Community banking organizations, such as the Company and the Bank, became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.

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

The Company’s continues to evaluate the provisions of the final rule. Many aspects of the Dodd Frank Act continue to be subject to rulemaking and will take effect over several additional years, making it difficult to anticipate the overall financial impact on the Company.

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

Capital Adequacy

Both Farmers and Farmers Bank are subject to risk-based capital requirements imposed by their respective primary federal banking regulator. The Federal Reserve Bank monitors the capital adequacy of Farmers and the FDIC monitors the capital adequacy of Farmers Bank. The revised risk-based capital requirements applicable to bank holding companies and insured depository institutions, including the Company and the Bank, to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) became effective for the Company and the Bank on January 1, 2015. The Basel III Rules require the maintenance of minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets, and of tier 1 capital to adjusted quarterly average assets.

Under the Basel III Rules, common equity tier 1 capital consists of common stock and paid-in capital (net of treasury stock) and retained earnings. Common equity tier 1 capital is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items as specified by the Basel III Rules.

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules.

Basel III Rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. The Company and Bank made this opt-out election in the first quarter of 2015 to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investment securities portfolio.

The Basel III Rules also changed the risk-weights of assets in an effort to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk weights (from 0% to up to 600%) for equity exposures.

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year by that amount until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require the Company and Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.50% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of 4.0%.

Prior to January 1, 2015, federal regulatory agencies required the Company and Bank to maintain minimum tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively, and tier 1 capital to average assets (tier 1 leverage ratio) of at least 4.0%. In order to be considered well capitalized under the rules in effect prior to January 1, 2015, the Company had to maintain tier 1 and total capital to risk-weighted assets of 6.0% and 10.0%, respectively, and a leverage ratio of 5.0%. Tier 1 capital consisted of common equity, retained earnings, certain types of preferred stock, qualifying minority interest and trust preferred securities, subject to limitations, and excluded goodwill and various intangible assets.

When fully phased in on January 1, 2019, Basel III will require banks to maintain: (i) as a newly adopted international standard, a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, which will effectively result in a minimum ratio of CET1 to risk-weighted assets of 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% on full implementation); (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III final framework provides for a number of new deductions from and adjustments to CET1, including the deduction of mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities if any one such category exceeds 10.0% of CET1 or if all such categories in the aggregate exceed 15.0% of CET1.

The following is a summary of the other major changes from the current general risk-based capital rule:

•	replacement of the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach;
•

stricter limitations on the extent to which mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions may be included in common equity tier 1 capital and the risk weight to be assigned to any amounts of such assets not deducted; and

•	increased risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and selected other changes in risk weights and credit conversion factors.

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

The Bank does not engage in any of the trading activities or own any of the types of funds prohibited by the Volcker Rule.

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

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply, governmental fiscal policies, and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If during a period of reduced real estate values we are required to liquidate the collateral securing loans to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. Moreover, the Financial Accounting Standards Board may change its requirements for establishing the loan loss allowance. The majority of our loans are to individuals and businesses in Northeast Ohio. Consequently, further significant declines in the economy in the area could have a material adverse effect on our business, financial condition or results of operations. It is uncertain when the negative credit trends in our market will reverse, and, therefore, future earnings are susceptible to further declining credit conditions in the market in which we operate.

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

As of December 31, 2015, approximately 68.2% of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers. General difficulties in our real estate markets have recently contributed to increases in our non-performing loans, charge-offs, and decreases in our income.

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

As of December 31, 2015, approximately 17.6% of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits – savings and money market accounts, time deposits less than $250 thousand and demand deposits—comprised approximately 96.8% of total deposits at December 31, 2015. Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $176 million at December 31, 2015. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

We may experience difficulties in integrating acquired businesses, or acquisitions may not perform as expected.

In 2015, we completed the acquisitions of NBOH and Tri-State. The successful integration of these acquisitions depends on our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses. Potential difficulties we may encounter as part of the integration process include the following:

•	employees may voluntarily or involuntarily exit the Company because of the acquisitions;
•	our management team may have its attention diverted while trying to integrate the acquired companies;
•	we may encounter obstacles when incorporating the acquired operations into our operations;
•	differences in business backgrounds, corporate cultures and management philosophies;
•	potential unknown liabilities and unforeseen increased expenses;
•	previously undetected operational or other issues; and
•	the acquired operations may not otherwise perform as expected or provide expected results

Any of these factors could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or could reduce each company’s earnings or otherwise adversely affect our business and financial results after the acquisition.

We may fail to realize all of the anticipated benefits of acquisitions, which could reduce our anticipated profitability.

We expect that our acquisitions will result in certain synergies, business opportunities and growth prospects, although we may not fully realize these expectations. Our assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. In addition, our growth and operating strategies for acquired businesses may be different from the strategies that the acquired companies pursued. If these factors limit our ability to integrate or operate the acquired companies successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from acquisitions, may not be met.

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

Strong competition within the markets in which we operate could reduce our ability to attract and retain business.

In our markets, we encounter significant competition from banks, savings and loan associations, credit unions, mortgage banks and other financial service companies. As a result of their size and ability to achieve economies of scale, some of our competitors offer a broader range of products and services than we can offer. In particular, the competition includes major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Our ability to maintain our history of strong financial performance and return on investment to shareholders will depend in part on our continued ability to compete successfully in our market. Financial performance and return on investment to shareholders will also depend on our ability to expand our scope of available financial services to our customers. In addition to other banks, competitors include securities dealers, brokers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.

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

The FDIC maintains the Deposit Insurance Fund to resolve the cost of bank failures. Since 2007, the number of bank failures has increased significantly, which dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. Also during this period, the FDIC and the U.S. Congress have instituted a program to further insure customer deposits at FDIC-member banks: (i) deposit accounts are now insured up to $250,000 per customer.

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

While the ultimate effect of the changes effected and to be implemented under the Dodd-Frank Act cannot currently be determined, the law and its implementing rules and regulations are expected to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our banking operations, all of which may have a material adverse effect on our business, financial condition or results of operations.

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

Farmers National Bank Property

The Bank’s main office is located at 20 and 30 S. Broad Street, Canfield, Ohio. The other locations of Farmers Bank are:

Office Building	40 & 46 S. Broad St., Canfield, Ohio
Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio
Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio
Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio
Colonial Plaza Office	401 E. Main St. Canfield, Ohio
Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio
Salem Office	100 Continental Dr., Salem, Ohio
Columbiana Office	340 State Rt. 14, Columbiana, Ohio
Damascus Office	29053 State Rt. 62 Damascus, Ohio
Poland Office	106 McKinley Way West, Poland, Ohio
Niles Office	1 South Main Street, Niles, Ohio
Niles Drive Up	170 East State Street, Niles, Ohio
Girard Office	121 North State Street, Girard, Ohio
Eastwood Office	5845 Youngstown-Warren Rd, Niles, Ohio
Mineral Ridge Office	3826 South Main Street, Mineral Ridge, Ohio
Niles Operation Center	51 South Main Street, Niles, Ohio
Canton Office	4518 Fulton Dr., Canton, Ohio
McClurg Road Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio
Fairlawn Office	2820 W. Market St., Suite 120, Akron, Ohio
Wealth Management Building	2 S. Broad Street, Canfield, Ohio
Alliance Office	310 West State St., Alliance, Ohio
Midway Office	7227 East Lincoln Way, Apple Creek, Ohio
Dalton Office	12 West Main St., Dalton, Ohio
Calcutta Office	15703 State Rt., 170, East Liverpool, Ohio
East Liverpool Office	619 Bradshaw Ave., East Liverpool, Ohio
Kidron Office	4950 Kidron Rd., Kidron, Ohio
Lisbon Office	131 East Lincoln Way, Lisbon, Ohio
Lodi Office	106 Ainsworth, Lodi, Ohio
Massillon Office	211 Lincoln Way East, Massillon, Ohio
Mayflower Office	2312 Lincoln Way NW, Massillon, Ohio
Mount Eaton Office	15974 East Main St., Mount Eaton, Ohio
Orrville Main Office	112 W. Market St., Orrville, Ohio
West High Street Office	1320 W. High St., Orrville, Ohio
Seville Office	4885 Atlantic Dr., Seville, Ohio
Smithville Office	153 East Main St., Smithville, Ohio
Burbank Road Office	4192 Burbank Rd., Wooster, Ohio
Cleveland Road Office	1725 Cleveland Rd., Wooster, Ohio
Midland Office	629 Midland Ave., Midland, Pennsylvania

The Bank owns all locations except the Colonial Plaza, Canton, Alliance, East Liverpool and Fairlawn offices, which are leased.

Farmers Trust Company Property

Farmers Trust Company operates from two locations owned by the Bank:

Boardman Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio

Farmers National Insurance, LLC Property

Farmers National Insurance operates from one location which is owned by the Bank:

Wealth Management Building	2 S. Broad Street, Canfield, Ohio

National Associates, Inc. Property

National Associates, Inc. operates from one location which is leased:

Rocky River Office	20325 Center Ridge Rd., Cleveland, Ohio

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market.  Farmers had 26,935,484 common shares outstanding and approximately 3,629 holders of record of common shares at March 7, 2016. The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.  Certain limitations and restrictions on the ability of Farmers to continue to pay quarterly dividends are described under the caption “Capital Resources” in Item 7 of this Part II, and under the caption “Dividends and Transactions with Affiliates” in Item 1 of Part I.

Quarter Ended	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
High	$8.45	$8.44	$8.75	$8.70
Low	$7.09	$7.95	$7.86	$7.60
Cash dividends paid per share	$0.03	$0.03	$0.03	$0.03

Quarter Ended	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
High	$7.75	$7.89	$8.71	$8.68
Low	$6.53	$7.35	$7.10	$7.40
Cash dividends paid per share	$0.03	$0.03	$0.03	$0.03

Purchases of Common Shares by Farmers.

In September 2012, the Company announced that its Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to 920,000 shares of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). The Program may be modified, suspended or terminated by the Company at any time. During the course of 2015, 2014 and 2013 the Company repurchased 26,800 shares, 372,368 shares and 247,845 shares of its common stock.

The following table summarizes the treasury stock activity under the program during the year ended December 31, 2015.

2015	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance			627,434	292,566
December 1-31	26,800	$7.92	26,800	265,766
Ending balance	26,800	$7.92	654,234	265,766

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

(Table Dollar Amounts in Thousands except Per Share Data)

For the Years Ending December 31,	2015	2014	2013	2012	2011
Summary of Earnings
Total Interest and Dividend Income (including fees on loans)	$53,827	$40,915	$40,959	$43,110	$44,434
Total Interest Expense	4,090	4,579	5,063	6,212	7,837
Net Interest Income	49,737	36,336	35,896	36,898	36,597
Provision for Loan Losses	3,510	1,880	1,290	725	3,650
Noninterest Income (1)	18,306	15,303	13,914	12,578	12,539
Noninterest Expense	53,979	38,162	39,057	35,764	33,728
Income Before Income Taxes	10,554	11,597	9,463	12,987	11,758
Income Taxes	2,499	2,632	1,683	3,055	2,540
NET INCOME	$8,055	$8,965	$7,780	$9,932	$9,218

Per Share Data
Basic earnings per share	$0.36	$0.48	$0.41	$0.53	$0.50
Diluted earnings per share	0.36	0.48	0.41	0.53	0.50
Cash Dividends Paid	0.12	0.12	0.12	0.18	0.12
Book Value at Year-End	7.35	6.71	6.02	6.43	6.10
Tangible Book Value (2)	5.76	6.23	5.47	6.11	5.76

Balances at Year-End
Total Assets	$1,869,902	$1,136,967	$1,137,326	$1,139,695	$1,067,871
Earning Assets	1,735,843	1,074,434	1,076,073	1,082,078	1,014,997
Total Deposits	1,409,047	915,703	915,216	919,009	840,125
Short-Term Borrowings	225,832	59,136	81,617	79,886	98,088
Long-Term Borrowings	22,153	28,381	19,822	10,423	11,263
Loans Held for Sale	1,769	511	158	3,624	677
Net Loans	1,287,887	656,220	623,116	578,963	561,986
Total Stockholders' Equity	198,047	123,560	113,007	120,792	114,445

Average Balances
Total Assets	$1,482,527	$1,141,047	$1,141,770	$1,118,322	$1,035,392
Total Stockholders' Equity	162,086	120,352	116,735	118,011	105,276

Significant Ratios
Return on Average Assets (ROA)	0.54%	0.79%	0.68%	0.89%	0.89%
Return on Average Equity (ROE)	4.97	7.45	6.66	8.42	8.76
Average Earning Assets/Average Assets	91.91	93.02	92.90	92.13	92.64
Average Equity/Average Assets	10.93	10.55	10.22	10.55	10.17
Loans/Deposits	92.04	72.50	68.91	63.83	68.06
Allowance for Loan Losses/Total Loans	0.69	1.15	1.20	1.30	1.72
Allowance for Loan Losses/Non-Acquired Loans	1.08	1.15	1.20	1.30	1.72
Allowance for Loan Losses/Nonperforming Loans	85.96	89.99	83.25	93.01	89.19
Efficiency Ratio (On tax equivalent basis)	75.26	70.24	74.82	69.94	67.14
Net Interest Margin	3.81	3.59	3.58	3.76	4.01
Dividend Payout Rate	33.32	24.95	28.89	34.05	24.31
Tangible Common Equity Ratio (3)	8.50	10.17	9.11	10.12	10.18

(1)	Noninterest income includes a securities impairment charge of $3 thousand and $11 thousand for the years ended December 31, 2013 and 2011
(2)	Tangible book value per share is Total Stockholders’ Equity minus goodwill and other intangible assets divided by the number of shares outstanding.

(3)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S.GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, our tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non U.S.GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S.GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of December 31, 2015, reconciliations of tangible common equity to U.S.GAAP total common stockholders’ equity and tangible assets to U.S.GAAP total assets are set forth below:

Reconciliation of Common Stockholders’ Equity to Tangible Common Equity

December 31,	2015	2014	2013	2012	2011
Stockholders' Equity	$198,047	$123,560	$113,007	$120,792	$114,445
Less Goodwill and other intangibles	42,911	8,813	10,343	6,032	6,441
Tangible Common Equity	$155,136	$114,747	$102,664	$114,760	$108,004

Reconciliation of Total Assets to Tangible Assets

December 31,	2015	2014	2013	2012	2011
Total Assets	$1,869,902	$1,136,967	$1,137,326	$1,139,695	$1,067,871
Less Goodwill and other intangibles	42,911	8,813	10,343	6,032	6,441
Tangible Assets	$1,826,991	$1,128,154	$1,126,983	$1,133,663	$1,061,430

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2015			2014			2013
	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (3) (5)	$955,415	$45,242	4.74%	$631,011	$31,390	4.97%	$595,560	$31,211	5.24%
Taxable securities (2)	279,808	5,903	2.11	332,273	7,282	2.19	351,898	7,062	2.01
Tax-exempt securities (2) (5)	103,947	4,510	4.34	81,529	3,839	4.71	87,001	4,487	5.16
Equity securities (4) (5)	6,561	287	4.37	4,282	190	4.44	4,323	196	4.53
Federal funds sold and other cash	16,855	29	0.17	12,331	19	0.15	21,964	35	0.16
Total earning assets	1,362,586	55,971	4.11	1,061,426	42,720	4.02	1,060,746	42,991	4.05

NONEARNING ASSETS

Cash and due from banks	24,862			20,355			20,085
Premises and equipment	21,007			17,392			17,912
Allowance for Loan Losses	(7,976)			(7,338)			(7,451)
Unrealized gains on securities	1,788			(2,003)			2,623
Other assets (1)	80,260			51,215			47,855
Total Assets	$1,482,527			$1,141,047			$1,141,770

INTEREST-BEARING LIABILITIES

Time deposits	$227,412	$2,610	1.15%	$217,126	$3,506	1.61%	$230,232	$3,858	1.68%
Savings deposits	468,123	534	0.11	408,956	466	0.11	415,179	664	0.16
Demand deposits	219,257	345	0.16	127,066	36	0.03	124,990	38	0.03
Short term borrowings	107,850	177	0.16	72,870	46	0.06	91,653	51	0.06
Long term borrowings	34,799	424	1.22	21,240	525	2.47	16,597	452	2.72
Total Interest-Bearing Liabilities	1,057,441	4,090	0.39	847,258	4,579	0.54	878,651	5,063	0.58

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits	250,628			163,644			140,111
Other Liabilities	12,372			9,793			6,273
Stockholders' equity	162,086			120,352			116,735
Total Liabilities and
Stockholders' Equity	$1,482,527			$1,141,047			$1,141,770

Net interest income and interest
rate spread		$51,881	3.72%		$38,141	3.48%		$37,928	3.47%

Net interest margin			3.81%			3.59%			3.58%

(1)	Non-accrual loans and overdraft deposits are included in other assets.
(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(3)

Interest on loans includes fee income of $3.0 million, $2.5 million and $2.4 million for 2015, 2014 and 2013 respectively and is reduced by amortization of $2.3 million, $2.1 million and $2.1 million for 2015, 2014 and 2013 respectively.

(4)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(5)

For 2015, adjustments of $585 thousand and $1.6 million were made to tax equate income on tax exempt loans and tax exempt securities. For 2014, adjustments of $489 thousand and $1.3 million were made to tax equate income on tax exempt loans and tax exempt securities. For 2013, adjustments of $494 thousand and $1.5 million were made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2015 change from 2014			2014 change from 2013
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$13,852	$16,138	$(2,286)	$179	$1,858	$(1,679)
Taxable securities	(1,379)	(1,150)	(229)	220	(394)	614
Tax-exempt securities	671	1,056	(385)	(648)	(282)	(366)
Equity securities	97	101	(4)	(6)	(2)	(4)
Funds sold and other cash	10	7	3	(16)	(15)	(1)
Total interest income	$13,251	$16,152	$(2,901)	$(271)	$1,165	$(1,436)

Interest Expense
Time deposits	$(896)	$166	$(1,062)	$(352)	$(220)	$(132)
Savings deposits	68	67	1	(198)	(10)	(188)
Demand deposits	309	26	283	(2)	1	(3)
Short term borrowings	131	22	109	(5)	(10)	5
Long term borrowings	(101)	335	(436)	73	126	(53)
Total interest expense	$(489)	$616	$(1,105)	$(484)	$(113)	$(371)

Increase (decrease) in tax equivalent
net interest income	$13,740	$15,536	$(1,796)	$213	$1,278	$(1,065)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2015, 2014 and 2013.  Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014.

The Company’s net income totaled $8.1 million during 2015, compared to $9.0 million for 2014. On a per share basis, diluted earnings per share were $0.36 as compared to $0.48 diluted earnings per share for 2014.  Excluding expenses related to acquisition activities, net income for 2015 would have been $12.9 million, or $0.57 per share.  Common comparative ratios for results of operations include the return on average assets and return on average stockholders’ equity. For 2015, the return on average equity was 4.97%, compared to 7.45% for 2014. The return on average assets was 0.54% for 2015 and 0.79% for 2014.   Excluding expenses related to acquisition activities, the return on average assets and return on average stockholders’ equity were 0.87% and 7.95%, respectively.

The results for 2015 included $94 thousand in gains on sales of securities, compared to $457 thousand in 2015.

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

Net Interest Income

Net interest income, the principal source of the Company’s earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For 2015, taxable equivalent net interest income increased $13.7 million, or 36.0%, from 2014. Interest-earning assets averaged $1.363 billion during 2015, increasing $301.2 million compared to 2014.  The Company’s interest-bearing liabilities increased 24.8% from $847.3 million in 2014 to $1.057 billion in 2015.  The two previously mentioned acquisitions increased interest-earning assets by $647.5 million and interest-bearing liabilities by $605.5 million at their respective completion dates.

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

The profit margin, or spread, on invested funds is a key performance measure. The Company monitors two key performance indicators - net interest spread and net interest margin. The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest spread in 2015 was 3.72%, increasing from 3.48% in 2014. The net interest margin represents the overall profit margin – net interest income as a percentage of total interest-earning assets. This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds. For 2015, the net interest margin, measured on a fully taxable equivalent basis, increased to 3.81%, compared to 3.59% in 2014. The net interest margin, excluding the impact of amortization and accretion from the current year acquisitions, improved 17 basis points to 3.76% for the year ended December 31, 2015. The accretion added $64 thousand per month during the final months of 2015 and will continue over the next several years.

The increase in net interest margin is largely a result of interest bearing liabilities repricing at lower rates and the shifting of assets from investment securities to higher interest income rates of loans. As long term time deposits mature they are being renewed at lesser rates or moving to more liquid accounts at lower interest rates. Total taxable equivalent interest income was $51.9 million for 2015, which is $13.7 million more than the $38.1 million reported in 2014. In comparing the years ending December 31, 2015 and 2014, yields on earning assets increased 6 basis points while the cost of interest bearing liabilities decreased similarly at 19 basis points. Average loans increased $324.4 million, or 51.41%, in 2015, however the yields decreased from 4.97% in 2014 to 4.74% in 2015. Tax equated income from securities, federal funds and other decreased $601 thousand, or 5.30%, in 2015. Even though tax equated income decreased, Farmers saw its yields on these assets increase slightly from 2.63% in 2014 to 2.64% in 2015. The average balance of investment securities and federal funds sold decreased from $430.4 million in 2014 to $407.2 million in 2015.

Total interest expense amounted to $4.1 million for 2015, a 10.7% decrease from $4.6 million reported in 2014. The decrease in 2015 is the result of lower rates of interest paid on interest-bearing deposits and repurchase agreements. The cost of interest-bearing liabilities decreased from 0.54% in 2014 to 0.39% in 2015.

Management will continue to evaluate future changes in interest rates and the shape of the treasury yield curve so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.

Noninterest Income

Total noninterest income increased by $3 million in 2015. The increase in noninterest income is due to several factors. Gains on the sale of mortgage loans increased from $358 thousand to $1.1 million, representing an increase of $743 thousand.  Retirement plan consulting fees also increased to $2.1 million compared to $1.8 million in 2014and service charges on deposit accounts increased from $2.6 million in 2014 to $3.3 million in 2015, reflecting the size of the company of after the two acquisitions. Investment commissions increased $146 thousand or 14%, as management continues to focus on diversifying revenue sources to decrease the reliance on net interest income as the main driver of revenue.  Other operating income also increased $1 million, primarily as a result of the positive impact from account level transaction volumes from the merger related growth.  Included in the increase in other operating income was debit card interchange income, which increased $618 thousand, and ATM fee income, which increased $74 thousand. The Bank and Company expect these amounts to increase during 2016 as the level of activity will be for a full twelve months.

Noninterest Expenses

Noninterest expense for 2015 was $54.0 million, compared to $38.2 million in 2014, representing a increase of $15.8 million, or 41.5%. Most of the increase was from merger related costs, which were $6.4 million in 2015, compared to none in 2014.  Salaries and employee benefits also increased $5.8 million, mainly due to an increase in the number of employees resulting from the mergers. The Company’s full time equivalent employees (“FTE”) increased by 105 from December 31, 2014 to December 31, 2015.  Occupancy and equipment costs also increased $947 thousand due to the additional eighteen banking locations resulting from the mergers.    Excluding expenses related to acquisition activities, noninterest expenses measured as a percentage of average assets decreased from 3.34% in 2014 to 3.21% in 2015.

The Company’s tax equivalent efficiency ratio for the twelve month period ended December 31, 2015 was 75.26%, compared to 70.24% for the same period in 2014. Excluding expenses related to acquisition activities, the efficiency ratio for the year ended December 31, 2015 improved to 66.2%.  The main factors leading to the improvement in the efficiency ratio was the increase in net interest income and noninterest income, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraph. The efficiency ratio is calculated as follows: non-interest expense divided by the sum of tax equivalent net interest income plus non-interest income, excluding security gains and losses and intangible amortization. This ratio is a measure of the expense incurred to generate a dollar of revenue. Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes

Income tax expense totaled $2.5 million for 2015 and $2.6 million in 2014. Income taxes are computed using the appropriate effective tax rates for each period. The small decrease in the current year tax expense can be mainly attributed to the $1.0 million decrease in income before taxes. The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income. The effective income tax rate was 23.7% for 2015 and 22.7% for 2014. Refer to Note 16 to the consolidated financial statements for additional information regarding the effective tax rate.

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

Net Interest Income

For 2014, taxable equivalent net interest income increased $213 thousand, or 0.56%, from 2013. Interest-earning assets averaged $1.061 billion during 2014, increasing $680 thousand, compared to 2013. The Company’s interest-bearing liabilities decreased 3.57% from $878.7 million in 2013 to $847.3 million in 2014.

Total taxable equivalent interest income was $42.7 million for 2014, which is $271 thousand less than the $43.0 million reported in 2013. In comparing the years ending December 31, 2014 and 2013, yields on earning assets decreased 3 basis points while the cost of interest bearing liabilities decreased 4 basis points. Average loans increased $35.5 million, or 5.95%, in 2014, however the yields decreased from 5.24% in 2013 to 4.97% in 2014. Tax equated income from securities, federal funds and other decreased $450 thousand, or 3.82%, in 2014. Farmers saw its yields on these assets increased from 2.53% in 2013 to 2.63% in 2014. The average balance of investment securities and federal funds sold decreased from $465.2 million in 2013 to $430.4 million in 2014.

Total interest expense amounted to $4.6 million for 2014, a 9.6% decrease from $5.1 million reported in 2013. The decrease in 2014 is the result of lower rates of interest paid on interest-bearing deposits and repurchase agreements. The cost of interest-bearing liabilities decreased from 0.58% in 2013 to 0.54% in 2014.

Noninterest Income

Total noninterest income increased by $1.4 million in 2014. The increase in noninterest income is due to several factors. Retirement plan consulting fees increased to $1.8 million compared to $628 thousand in 2013 reflecting a full twelve months this year compared to six months of income earned from the newly acquired entity, NAI in 2013. Service charges on deposit accounts increased from $2.4 million in 2013 to $2.6 million in 2014 as the Company made adjustments to the service charge structure of its deposit accounts. Bank owned life insurance income decreased $237 thousand as the Trust fees increased $509 thousand, insurance agency commissions increased $111 thousand and investment commissions increased $37 thousand, as management continues to focus on diversifying revenue sources to decrease the reliance on net interest income as the main driver of revenue.

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

Along with its liquid assets, Farmers has additional sources of liquidity available which help to insure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at two major domestic banks. At December 31, 2015, Farmers had not borrowed against these lines of credit. Management feels that its liquidity position is more than adequate and will continue to monitor the position on a monthly basis. The Company also has additional borrowing capacity with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Company views its membership in the FHLB as a solid source of liquidity. As of December 31, 2015, the Bank is eligible to borrow an additional $63.4 million from the FHLB under various fixed rate and variable rate credit facilities. Advances outstanding from the FHLB at December 31, 2015 amounted to $170.1 million.

Farmers’ primary investing activities are originating loans and purchasing securities. During 2015, net cash used by investing activities amounted to $22.5 million, compared to $6.2 million provided in 2014. Net increases in loans were $140 million in 2015, compared to $35.4 million in 2014. The cash used by lending activities during 2015 can be attributed to the activity in the commercial real estate, residential real estate and commercial loan portfolios. Purchases of securities available for sale were $72.7 million in 2015, compared to $64.4 million in 2014 and proceeds from maturities and sales of securities available for sale were $165.6 million in 2015, compared to $106.6 million in 2014. Net cash of $30.7 million was received as a result of the acquisitions of NBOH and Tri-State.

Farmers’ primary financing activities are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $50.7 million for 2015, compared to $18.5 million used in 2014. The majority of this change can be attributed to the change in short-term borrowings. Short-term borrowings increased $101.2 million in 2015 compared to a $22.5 million decrease in 2014. Deposits decreased $39.3 million during 2015 compared to a $487 thousand increase during 2014.

Loan Portfolio

Maturities and Sensitivities of Loans to Interest Rates

The following schedule shows the composition of loans and the percentage of loans in each category at the dates indicated. Balances include unamortized loan origination fees and costs.

Years Ended December 31,	2015		2014		2013		2012		2011
Commercial Real Estate	$485,973	37.5%	$222,573	33.5%	$217,362	34.4%	$200,651	34.2%	$198,041	34.6%
Commercial	230,748	17.8	120,150	18.1	105,023	16.7	97,112	16.6	74,875	13.1
Residential Real Estate	395,067	30.4	183,853	27.7	170,151	27.0	156,182	26.6	167,031	29.2
Consumer	185,077	14.3	137,276	20.7	138,148	21.9	132,647	22.6	131,859	23.1
Total Loans	$1,296,865	100.0%	$663,852	100.0%	$630,684	100.0%	$586,592	100.0%	$571,806	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for commercial and commercial real estate loans listed above as of December 31, 2015:

Types of Loans	1 Year or less	1 to 5 Years	Over 5 Years
Commercial	$16,934	$112,447	$101,367
Commercial Real Estate	$14,973	$81,744	$389,256

The amounts of commercial and commercial real estate loans as of December 31, 2015, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$17,627	$488,985	$506,612
Fixed Rates of Interest	14,281	195,828	210,109
Total Loans	$31,908	$684,813	$716,721

Total loans were $1.3 billion at year-end 2015, compared to $663.9 million at year-end 2014. Loans grew 20% organically during the past twelve months, which is in addition to the $432 million and $66 million increase in loans resulting from the NBOH and Tri-State acquisitions, respectively.  The organic increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline. Most of the increase in loans has occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios Loans comprised 70.1% of the Bank’s average earning assets in 2015, compared to 59.5% in 2014. The product mix in the loan portfolio includes commercial loans comprising 17.8%, residential real estate loans 30.4%, commercial real estate loans 37.5% and consumer loans 14.3% at December 31, 2015 compared with 18.1%, 27.7%, 33.5% and 20.7%, respectively, at December 31, 2014.

Loans contributed 80.8% of total taxable equivalent interest income in 2015 and 73.5% in 2014. Loan yields were 4.74% in 2015, 63 basis points greater than the average rate for total earning assets. Management recognizes that while the loan portfolio holds some of the Bank’s’ highest yielding assets, it is inherently the most risky portfolio. Accordingly, management attempts to balance credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process. To minimize risks associated with changes in the borrower’s future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral. Commercial loans at December 31, 2015 increased 92% from year-end 2014 with outstanding balances of $230.7 million. The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank. The mix is diverse, covering a wide range of borrowers, business types and local municipalities. The Bank monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Residential real estate mortgage loans increased to $395.1 million at December 31, 2015, compared to $183.9 million in 2014. Farmers originated both fixed rate and adjustable rate mortgages during 2014. Fixed rate terms are generally limited to fifteen year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial real estate loans increased from $222.6 million at December 31, 2014 to $485.97 million at December 31, 2015, an increase of $263.4 million.  The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate.  These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers.

The growth in the commercial and commercial real estate loan portfolios was consistent with the improvements in the local economy. Several new projects announced in the Mahoning Valley and Stark County, along with decreased levels of unemployment have led small business owners to expand or make additional investments in their operations.

Summary of Loan Loss Experience

The following is an analysis of the allowance for loan losses for the periods indicated:

Years Ended December 31,	2015	2014	2013	2012	2011
Balance at Beginning of Year	$7,632	$7,568	$7,629	$9,820	$9,307
Charge-Offs:
Commercial Real Estate	(536)	(151)	(505)	(1,225)	(1,246)
Commercial	(290)	(185)	(99)	(918)	(414)
Residential Real Estate	(320)	(585)	(326)	(806)	(1,736)
Consumer	(2,058)	(2,213)	(1,723)	(1,002)	(1,125)
Total Charge-Offs	(3,204)	(3,134)	(2,653)	(3,951)	(4,521)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	130	125	171	253	44
Commercial	9	29	262	50	39
Residential Real Estate	122	77	47	104	452
Consumer	779	1,087	822	628	849
Total Recoveries	1,040	1,318	1,302	1,035	1,384
Net Charge-Offs	(2,164)	(1,816)	(1,351)	(2,916)	(3,137)
Provision For Loan Losses	3,510	1,880	1,290	725	3,650
Balance at End of Year	$8,978	$7,632	$7,568	$7,629	$9,820
Ratio of Net Charge-offs to Average Loans Outstanding	0.22%	0.28%	0.23%	0.52%	0.56%

Provisions charged to operations amounted to $3.5 million in 2015, compared to $1.9 million in 2014, an increase of $1.6 million. This increase is primarily due to an increase in the level of net charge-offs and the overall 20% organic increase in total loans, which are factors considered in management’s estimate of loan loss provisions and the adequacy of the allowance for loan losses. Net charge-offs for the year ended December 31, 2014 were $2.2 million, $337 thousand higher than net charge-offs for the year ended December 31, 2014. The allowance for loan losses to total loans decreased from 1.15% at December 31, 2014 to 0.69% at December 31, 2015.  The decrease is the result of the additional loan portfolio acquired at fair market value without an allowance for loan losses as displayed in the allowance for loan losses as a percentage of non-acquired loans. When the acquired loans are excluded the ratio is 1.08% and compares similarly with the periods presented in the above table. Additionally, when loans collectively evaluated for impairment, which excludes acquired loans, are compared to the allowance for loan losses for loans collectively evaluated for impairment the ratio is 1.03% for the year ended December 31, 2015 compared to 1.04% for the year ended December 31, 2014. Nonperforming loans to total loans decreased from 1.28% at December 31, 2014 to 0.81% at December 31, 2015. Although non-performing loans increased $2 million in comparing 2015 to 2014, the size of the total loan portfolio almost doubled in the past twelve months. In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters. The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.

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

The allowance for loan losses increased $1.3 million during the year. Aside from the various credit quality metrics discussed above, another reason for the increase in the current year allowance for loan losses was an increase in probable incurred losses associated with the commercial real estate loan portfolio.  At December 31, 2015, loans collectively evaluated for impairment totaled $296.9 million with an allowance allocation of $2.7 million compared to commercial real estate loans individually evaluated for impairment of $215.4 million with an allowance for loan losses of $2.1 million at December 31, 2014. The commercial real estate loan portfolio experienced a provision of $857 thousand, compared to a negative $50 thousand provision in 2014.  Impaired loans are carried at the fair value of the underlying collateral, less estimated disposition costs, if repayment of the loan is expected to be solely dependent on the sale of the collateral. Otherwise, impaired loans are carried at the present value of expected cash flows.

Typically, commercial and commercial real estate loans are identified as impaired when they become ninety days past due, or earlier if management believes it is probable that the Company will not collect all amounts due under the terms of the loan agreement. When Farmers identifies a loan as impaired and also concludes that the loan is collateral dependent, Farmers performs an internal collateral valuation as an interim measure. Farmers typically obtains an external appraisal to validate its internal collateral valuation as soon as is practical and adjusts the associated specific loss reserve, if necessary.

The ratio of the allowance for loan losses to non-performing loans at December 31, 2015 was 85.96%, compared to 89.99% at December 31, 2014. Non-performing loan totals actually increased over prior year, but with the additional loan balances acquired with the two mergers this year the ratio of allowance for loan losses to non-performing loans improved. Non-performing commercial loans were the only category that decreased during 2015. The balance in the allowance for loan losses increased in 2015, with the increased loan portfolio size, to $9.0 million compared to $7.6 million in 2014.

Nonperforming Assets
December 31,	2015	2014	2013	2012	2011
Nonaccrual loans:
Commercial Real Estate	$3,876	$3,356	$3,211	$3,915	$6,025
Commercial	1,609	1,645	1,993	1,081	527
Residential Real Estate	3,116	2,881	2,864	2,636	4,196
Consumer	457	126	363	—	12
Total Nonaccrual Loans	$9,058	$8,008	$8,431	$7,632	$10,760
Loans Past Due 90 Days or More	1,387	473	646	596	250
Total Nonperforming Loans	$10,445	$8,481	$9,077	$8,228	$11,010

Other Real Estate Owned	942	148	171	334	585
Total Nonperforming Assets	$11,387	$8,629	$9,248	$8,562	$11,595

Loans modified in troubled debt restructuring	$9,325	$8,110	$8,280	$7,642	$4,277
TDRs included in Nonaccrual Loans	$4,733	$1,436	$1,957	$818	$471
Percentage of Nonperforming Loans to Loans	0.81%	1.28%	1.44%	1.40%	1.93%
Percentage of Nonperforming Assets to Total Assets	0.61%	0.76%	0.81%	0.75%	1.09%
Loans Delinquent 30-89 days	9,129	5,426	3,658	3,702	3,471
Percentage of Loans Delinquent 30-89 days to Total Loans	0.70%	0.82%	0.58%	0.63%	0.61%
The Company has forgone interest income of approximately $439 thousand from nonaccrual loans as of December 31, 2015 that would have been earned, over the life of the loans, if all loans had performed in accordance with their original terms.

Net charge-offs as a percentage of average loans outstanding decreased from 0.28% for 2014 to 0.22% for 2015 as a result of the larger loan portfolio and improved loan quality. Net charge-offs did increase from $1.8 million in 2014 to $2.2 million in 2015. The primary reason for the increase was gross charge-offs in the commercial real estate portfolio which increased by $385 thousand or 255.0% from 2014 to 2015.  The majority of the charge-offs in the commercial loan portfolio were related to a small number of loans.

A significant allocation in the allowance for loan losses is for performing commercial and commercial real estate loans classified by the internal loan review as substandard. The loss experience on the average balance of this category of loans for the past three years has been approximately 1.93% of the principal balance of these loans, which is management’s allocation for these loans. This equates to an allocation of approximately $109 thousand at the end of 2015 compared to an allocation of $250 thousand at the end of 2014. The allocation decreased due to a decrease in the historical loss experience for the substandard loans. The actual loss experience may be more or less than the amount allocated. At December 31, 2015, the amount of substandard loans that continue to accrue interest is $5.7 million. As always, management is working to address weaknesses in each of these specific loans that may result in loss.

December 31,	2015		2014		2013		2012		2011
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial Real Estate	$3,127	37.5%	$2,676	33.5%	$2,752	34.4%	$3,392	34.2%	$4,880	34.6%
Commercial	1,373	17.8	1,420	18.1	1,219	16.7	1,453	16.6	1,529	13.1
Residential Real Estate	1,845	30.4	1,689	27.7	1,964	27.0	1,569	26.6	1,802	29.2
Consumer	2,160	14.3	1,663	20.7	1,419	21.9	951	22.6	972	23.1
Unallocated	473	0	184	0	214	0	264	0	637	0
	$8,978	100.0%	$7,632	100.0%	$7,568	100.0%	$7,629	100.0%	$9,820	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2016 will occur in the same proportions or that the allocation indicates future charge-off trends. The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios. In previous years, the indirect installment loan category has represented the largest percentage of loan losses. The consumer loan category represents approximately 14.3% of total loans and in 2015, the net loan losses accounted for 59.1% of the losses of the entire loan portfolio. For the commercial loan category, which represents 17.8% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications. The net charge-offs in the commercial real estate portfolio which represents 37.5% of the total portfolio, was $406 thousand for 2015.

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

As of December 31, 2015, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans. As of that date also, there were no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The investment securities portfolio increased $4.5 million in 2015. Maturing security funds were not reinvested and were used to fund loan portfolio growth and deposit runoff.  The Company’s investment strategy is to maintain a diverse investment security portfolio with a higher concentration in mortgage-backed securities that are issued by U.S. Government sponsored enterprises and tax-free municipal securities. Farmers sold $107.5 million in securities in 2015, resulting in net security gains of $94 thousand. Farmers recognized market appreciation on faster paying mortgage-backed securities and lower rated municipal securities, and reinvested in new mortgage-backed securities and higher rated municipal securities to further diversify the securities portfolio. During 2014 the Company created the Investments subsidiary to hold municipal securities and take advantage of more favorable tax treatment.  At December 31, 2015, the Investments entity had a balance of $50.8 million in municipal securities.

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

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

Type

December 31,	2015	2014	2013
U.S. Treasury securities	$1,192	$844	$100
U.S. government sponsored enterprise debt securities	9,914	23,977	51,210
Mortgage-backed securities - residential and collateralized mortgage obligations	223,752	249,537	251,656
Small Business Administration	19,299	22,419	23,573
Obligations of states and political subdivisions	138,723	91,881	94,734
Equity securities	298	240	187
Corporate bonds	1,134	931	1,525
	$394,312	$389,829	$422,985

A summary of debt securities held at December 31, 2015 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

Type and Maturity Grouping	December 31, 2015
	Fair Value	Weighted Average Yield (1)
U.S. Treasury securities
Maturing within one year	$100	0.44%
Maturing after one year but within five years	449	1.63%
Maturing after five years but within ten years	643	2.05%
Total U.S. Treasury securities	$1,192	1.76%

U.S. government sponsored enterprise debt securities
Maturing within one year	$4,563	2.54%
Maturing after one year but within five years	3,512	1.26%
Maturing after five years but within ten years	1,839	2.07%
Total U.S. government sponsored enterprise debt securities	$9,914	2.00%

Mortgage-backed securities - residential and collateralized mortgage obligations (2)
Maturing within one year	$29,925	2.12%
Maturing after one year but within five years	85,189	2.17%
Maturing after five years but within ten years	60,804	2.23%
Maturing after ten years	47,834	2.37%
Total mortgage-backed securities	$223,752	2.22%

Small Business Administration
Maturing within one year	$15	2.60%
Maturing after one year but within five years	47	2.57%
Maturing after five years but within ten years	19,237	1.99%
Total small business administration	$19,299	1.99%

Obligations of states and political subdivisions
Maturing within one year	$12,034	4.25%
Maturing after one year but within five years	64,123	2.98%
Maturing after five years but within ten years	50,092	4.26%
Maturing after ten years	12,474	4.43%
Total obligations of states and political subdivisions	$138,723	3.69%

Corporate bonds
Maturing after one year but within five years	$933	1.57%
Maturing after five years but within ten years	201	2.64%
Total other securities	$1,134	1.76%
(1)

The weighted average yield has been computed by dividing the total contractual interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest which are based on the statutory tax rate of 35% were $131 thousand, $432 thousand, $507 thousand and $142 thousand for the four ranges of maturities.

(2)	Payments based on contractual maturity.

Premises and Equipment

Premises and equipment had a net increase of $7.1 million in 2015 as a result of the $8.0 million acquired in the mergers. The increase was the result of eighteen additional branch locations as well as furniture and fixtures in those new locations.

Deposits

Deposits represent the Company’s principal source of funds. The deposit base consists of demand deposits, savings and money market accounts and other time deposits. During the year, the Company’s average total deposits increased from $916.8 million in 2014 to $1.165 billion in 2015. Average interest bearing demand deposits increased $92.2 million and savings deposits increased $59.2 million since December 31, 2014. Additionally, noninterest bearing demand deposits increased $87.0 million during 2015. With interest rates continuing to be low, customers have little incentive to commit funds to term deposit accounts. Time deposits had a modest increase of $10.3 million considering the additional time deposits acquired during the mergers. The Company’s focus is on core deposit growth and Farmers will continue to price deposit rates to remain competitive within the market and to retain customers. At December 31, 2015, core deposits – savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 96.8% of total deposits.

Bank Owned Life Insurance

Farmers’ owns bank owned life insurance policies on the lives of certain members of management. The purpose of this transaction is to help fund the costs of employee benefit plans. The cash surrender value of these policies was $29.2 million at December 31, 2015 compared to $16.4 million at December 31, 2014.

Borrowings

Short-term borrowings increased $166.7 million or 281.9% since December 31, 2014 as a result of the acquisitions and the continued strong loan growth. Most of the increase is for short-term Federal Home Loan Advances. Long-term borrowings decreased $6.2 million or 21.9%, as maturing Federal Home Loan Bank advances were refinanced with short-term advances to capitalize on the favorable interest rates. See Note 10 and 11 within Item 8 of this Annual report on Form 10-K for additional detail.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2015, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments
12/31/2015
	Note
	Ref.	2016	2017	2018	2019	2020	Thereafter
Deposits without maturity		$1,169,965
Certificates of deposit	9	108,493	39,007	18,528	27,827	37,494	7,733
Repurchase agreements	10	75,482
Short-term borrowed funds	10	350
Short-term FHLB advances	10	150,000
Long-term FHLB advances	11	7,247	8,089	1,008	931	860	1,919
Operating leases	7	307	319	306	303	267	1,380

Note 12 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements. Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

At December 31, 2015, the Company had no unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet. Management’s policy is to not engage in derivatives contracts for speculative trading purposes.  The Company does utilize interest-rate swaps as a way of helping manage interest rate risk and not as derivatives for trading purposes. See Note 20 within Item 8 of this Annual report on Form 10-K for additional detail.

Capital Resources

Total Stockholders’ Equity increased 60.3% from $123.6 million at December 31, 2014 to $198.0 million in 2015. The increase in equity was mainly the result of a $70.3 million increase in common stock that was issued during the acquisitions in 2015. Net income during the past twelve months was partially offset by dividends paid. During the year, shareholders received a total of $0.12 per share cash dividends paid in the past four quarters. Book value increased 9.5% from $6.71 per share at December 31, 2014 to $7.35 per share at December 31, 2015. The Company’s tangible book value decreased from $6.23 per share at December 31, 2014 to $5.77 per share at December 31, 2015. Additionally, the Company repurchased $213 thousand in treasury shares in 2015.

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC. The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined). Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2015, under the new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III), Farmers Bank and Farmers are required to have minimum capital ratios.  Actual and minimum ratios are detailed in Note 14 of the Consolidated Financial Statements.  Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2015 and 2014. At year-end 2015 and 2014, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

During 2013, the Federal banking regulators approved a final rule to implement revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act.  The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds.  Community banking organizations, such as the Company and the Bank, became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.  The Bank has retained, through a one-time election, the prior treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale that did not affect regulatory capital amounts and ratios. As mentioned in the prior paragraph, the Bank falls within the new regulatory capital ratio guidelines.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America and conform to general practices within the banking industry. Some of these accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the adequacy of the allowance for loan losses, if there is any impairment of goodwill and other intangibles, and estimating the fair value of assets acquired and liabilities assumed in connection with any merger activity. Additional information regarding these policies is included in the notes to the consolidated financial statements, including Note 1 (Summary of Significant Accounting Policies), Note 4 (Loans) and Note 2 (Business Combinations), and the section above captioned “Loan Portfolio.” Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s Trust to provide quality, cost-effective trust services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of goodwill, which resides on the books of Farmers Trust and NAI, is estimated by reviewing the past and projected operating results for the subsidiaries and industry comparable information. At December 31, 2015, on a consolidated basis, Farmers had intangibles of $7.8 million subject to amortization and $35.1 million of goodwill, which was not subject to periodic amortization.

Estimating the fair value of assets acquired and liabilities assumed, in connection with the NBOH and Tri-State acquisitions in 2015, requires significant judgment. In addition to the associated goodwill that was mentioned in the prior paragraph, estimates about the fair values of loans, core deposit intangible assets, premises and equipment, and time deposits were susceptible to estimation. Management’s judgment about real estate and equipment values, as well as the amount and timing of future cash flows associated with loans and deposits are a few of the factors considered.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2015 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

	2015	2014	ALCO
Changes In Interest Rate (basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	-1.3%	2.2%	15%
+200	-0.6%	1.9%	10%
+100	-0.2%	1.2%	5%
-100	-2.8%	-4.0%	5%
Net Present Value Of Equity Change
+300	-8.4%	-4.6%	20%
+200	-4.5%	-1.9%	15%
+100	-1.3%	0.8%	10%
-100	-3.5%	-6.7%	10%

All interest rate change results fall within policy limits for the year ended December 31, 2015 and 2014. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Interest rate sensitivity management provides some degree of protection against net interest income volatility. It is not possible nor necessarily desirable to attempt to eliminate this risk completely by matching interest sensitive assets and liabilities. Other factors, such as market demand, interest rate outlook, regulatory restraint and strategic planning also have an effect on the desired balance sheet structure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded NBOH and Tri-State, of which the Company acquired all outstanding shares during year-end 2015.  These acquired entities represented, in the aggregate, 36% and 23% of consolidated total assets and consolidated net interest income, respectively, of the Company as of and for the year ended December 31, 2015 and are more fully discussed in Note 2 to our consolidated financial statements. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition.

Crowe Horwath LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report dated March 10, 2016.

/s/ Kevin J. Helmick	/s/ Carl D. Culp
Kevin J. Helmick	Carl D. Culp
President and Chief Executive Officer	Executive Vice President and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Farmers National Banc Corp.

Canfield, Ohio

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As permitted, the Corporation excluded the operations of financial institutions acquired during 2015, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting.  As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmers National Banc Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

Crowe Horwath LLP
Cleveland, Ohio
March 10, 2016

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2015	2014
ASSETS
Cash and due from banks	$22,500	$11,410
Federal funds sold and other	33,514	16,018
TOTAL CASH AND CASH EQUIVALENTS	56,014	27,428

Securities available for sale	394,312	389,829
Loans held for sale	1,769	511

Loans	1,296,865	663,852
Less allowance for loan losses	8,978	7,632
NET LOANS	1,287,887	656,220

Premises and equipment, net	24,190	17,049
Goodwill	35,090	5,591
Other intangibles	7,821	3,222
Bank owned life insurance	29,234	16,367
Other assets	33,585	20,750
TOTAL ASSETS	$1,869,902	$1,136,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$314,650	$184,697
Interest-bearing	1,094,397	731,006
TOTAL DEPOSITS	1,409,047	915,703

Short-term borrowings	225,832	69,136
Long-term borrowings	22,153	18,381
Other liabilities	14,823	10,187
TOTAL LIABILITIES	1,671,855	1,013,407

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common Stock - Authorized 35,000,000 shares; issued 27,590,531 in 2015 and 19,031,059 in 2014	176,287	106,021
Retained earnings	26,316	20,944
Accumulated other comprehensive income	133	1,093
Treasury stock, at cost; 646,247 shares in 2015 and 622,447 shares in 2014	(4,689)	(4,498)
TOTAL STOCKHOLDERS' EQUITY	198,047	123,560
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,869,902	$1,136,967

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2015	2014	2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$44,657	$30,901	$30,717
Taxable securities	5,903	7,282	7,062
Tax exempt securities	2,951	2,523	2,949
Dividends	287	190	196
Federal funds sold and other interest income	29	19	35
TOTAL INTEREST AND DIVIDEND INCOME	53,827	40,915	40,959

INTEREST EXPENSE
Deposits	3,489	4,008	4,560
Short-term borrowings	177	46	51
Long-term borrowings	424	525	452
TOTAL INTEREST EXPENSE	4,090	4,579	5,063
NET INTEREST INCOME	49,737	36,336	35,896
Provision for loan losses	3,510	1,880	1,290
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	46,227	34,456	34,606

NONINTEREST INCOME
Service charges on deposit accounts	3,253	2,627	2,370
Bank owned life insurance income, including death benefits	702	459	696
Trust fees	6,156	6,092	5,583
Insurance agency commissions	569	354	243
Security gains	94	457	863
Impairment of equity securities	0	0	(3)
Retirement plan consulting fees	2,130	1,809	628
Investment commissions	1,172	1,026	989
Net gains on sale of loans	1,101	358	505
Other operating income	3,129	2,121	2,040
TOTAL NONINTEREST INCOME	18,306	15,303	13,914

NONINTEREST EXPENSE
Salaries and employee benefits	26,638	20,878	22,054
Occupancy and equipment	5,452	4,505	4,189
State and local taxes	1,171	878	1,313
Professional fees	3,180	2,451	2,212
Merger related costs	6,392	0	330
Advertising	1,325	1,112	911
FDIC insurance	937	733	719
Intangible amortization	983	767	624
Core processing charges	2,176	1,571	1,354
Other operating expenses	5,725	5,267	5,351
TOTAL NONINTEREST EXPENSE	53,979	38,162	39,057
INCOME BEFORE INCOME TAXES	10,554	11,597	9,463

INCOME TAXES	2,499	2,632	1,683
NET INCOME	$8,055	$8,965	$7,780

EARNINGS PER SHARE:
Basic and Diluted	$0.36	$0.48	$0.41

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2015	2014	2013
NET INCOME	$8,055	$8,965	$7,780

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	(1,403)	10,486	(19,310)
Reclassification adjustment for gains realized in income	(94)	(457)	(860)
Net unrealized holding gains (losses)	(1,497)	10,029	(20,170)
Income tax effect	524	(3,510)	7,060
Unrealized holding gains (losses), net of reclassification and tax	(973)	6,519	(13,110)

Change in funded status of post-retirement health plan	20	60	(3)
Income tax effect	(7)	(21)	1
Change in funded status of post-retirement health plan, net of tax	13	39	(2)

Other comprehensive income (loss), net of tax	(960)	6,558	(13,112)

TOTAL COMPREHENSIVE INCOME (LOSS)	$7,095	$15,523	$(5,332)

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2015	2014	2013
COMMON STOCK
Balance at beginning of year	$106,021	$105,905	$104,504
Issued 8,559,472 shares in 2015 and 228,777 in 2013 as part of business combinations	69,780	0	1,400
Stock compensation expense for 320,980 unvested shares in 2015 and 46,957 in 2014	486	116	1
Balance at end of year	176,287	106,021	105,905

RETAINED EARNINGS
Balance at beginning of year	20,944	14,215	8,683
Net income	8,055	8,965	7,780
Dividends declared:
$.12 cash dividends per share in 2015, 2014 and 2013	(2,683)	(2,236)	(2,248)
Balance at end of year	26,316	20,944	14,215

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	1,093	(5,465)	7,647
Other comprehensive income (loss)	(960)	6,558	(13,112)
Balance at end of year	133	1,093	(5,465)

TREASURY STOCK, AT COST
Balance at beginning of year	(4,498)	(1,648)	(42)
Reissued 5,000 treasury shares to satisfy exercised stock options	0	32	0
Reissued 3,000 treasury shares under the Equity Incentive Plan	22	0	0
Purchased 26,800 shares in 2015, 372,368 shares in 2014 and 247,845 shares in 2013	(213)	(2,882)	(1,606)
Balance at end of year	(4,689)	(4,498)	(1,648)
TOTAL STOCKHOLDERS' EQUITY AT END OF YEAR	$198,047	$123,560	$113,007

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,055	$8,965	$7,780
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,510	1,880	1,290
Depreciation and amortization	2,751	1,981	1,945
Net amortization of securities	2,275	1,472	2,646
Security gains	(94)	(457)	(863)
Stock compensation expense	486	116	0
Impairment of equity securities	0	0	3
Loss on sale of other real estate owned	286	53	75
Earnings on bank owned life insurance	(702)	(459)	(478)
Income recognized from death benefit on bank owned life insurance	0	0	(218)
Origination of loans held for sale	(46,201)	(15,911)	(25,085)
Proceeds from loans held for sale	46,455	15,916	29,056
Net gains on sale of loans	(1,101)	(358)	(505)
Net change in other assets and liabilities	(9,397)	(946)	(1,394)
NET CASH FROM OPERATING ACTIVITIES	6,323	12,252	14,252

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	63,243	49,401	75,015
Proceeds from sales of securities available for sale	102,257	57,170	94,016
Purchases of securities available for sale	(72,683)	(64,400)	(149,886)
Loan originations and payments, net	(139,656)	(35,352)	(45,529)
Proceeds from sale of other real estate owned	553	337	282
Purchase of bank owned life insurance	(6,000)	0	0
Proceeds from BOLI death benefit	0	0	329
Proceeds from sale of land and building	723	0	118
Additions to premises and equipment	(1,299)	(972)	(215)
Net cash received (paid) in business combinations	29,749	0	(2,111)
NET CASH FROM INVESTING ACTIVITIES	(23,113)	6,184	(27,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(44,659)	487	(3,793)
Net change in short-term borrowings	91,159	(22,481)	1,731
Repayments of long-term borrowings	(3,228)	(1,441)	(601)
New advances for long term borrowing	5,000	10,000	10,000
Cash dividends paid	(2,683)	(2,236)	(2,248)
Proceeds from reissuance of treasury shares	0	32	0
Repurchase of common shares	(213)	(2,882)	(1,606)
NET CASH FROM FINANCING ACTIVITIES	45,376	(18,521)	3,483
NET CHANGE IN CASH AND CASH EQUIVALENTS	28,586	(85)	(10,246)

Beginning cash and cash equivalents	27,428	27,513	37,759
Ending cash and cash equivalents	$56,014	$27,428	$27,513

Supplemental cash flow information:
Interest paid	$4,047	$4,623	$5,095
Income taxes paid	$2,620	$1,925	$1,130

Supplemental noncash disclosures:
Transfer of loans and property to other real estate owned	$888	$368	$193
Issuance of stock for business combinations	$69,780	$0	$1,400
Contingent consideration for NAI acquisition	$0	$0	$920
Security purchases not settled	$1,338	$0	$0

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts In Thousands except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. and its wholly-owned subsidiaries, The Farmers National Bank (“Bank”) of Canfield, Farmers Trust Company (“Trust”) and National Associates, Inc. (“NAI”). The Company acquired First National Bank of Orrville (“First National Bank”) a subsidiary of National Bancshares Corporation (“NBOH”) and 1st National Community Bank (“FNCB”) a subsidiary of Tri-State 1st Banc, Inc. (“Tri-State”) during 2015 and consolidated all activity of both acquisitions within the Bank, see Note 2.  The consolidated financial statements also include the accounts of the Farmers National Bank of Canfield’s subsidiaries; Farmers National Insurance (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”).  Together the entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through the Bank. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The primary area served by the Bank is the northeastern region of Ohio through thirty eight (38) locations.  With the acquisition of FNCB the Bank has added one branch location in southwestern Pennsylvania.  The Company provides trust services through its Trust subsidiary, retirement consulting services through its NAI subsidiary and insurance services through the Bank’s Insurance subsidiary.  The primary purpose of Investments, the new subsidiary of the Bank in 2014, is to invest in municipal securities. Farmers Trust Company has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions.

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

Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis, and more frequently when economic or market conditions warrant. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are charged to earnings.

Mortgage loans held for sale are sold with or without servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

Purchased Credit Impaired Loans: The Company purchased loans that have shown evidence of credit deterioration since origination through the acquisition of First National Bank. These loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. The Company estimates the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan. The excess of the loan’s contractual principal and interest over expected cash flows is not recorded.

Over the life of the loan, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer. However, most of the Company’s business activity is with customers located within Northeastern Ohio. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of a 9 county area. Loans secured by real estate represent 68% of the total portfolio and changes related to the real estate markets are monitor by management.

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

Acquired loans are individually evaluated and for those purchased loans without evidence of credit deterioration, management evaluates each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the acquired portfolio of purchased loans. The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the status of the borrower or the quality or value of the underlying collateral. To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not individually considered in the determination of the required allowance for loan losses. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered impaired and is considered in the determination of the required level of allowance.

In determining the day 1 fair values of purchased loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carry over of any previously recorded allowance for loan losses and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

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

Impairment is measured on a loan by loan basis for commercial and commercial real estate loans over $750 thousand, individually or in the aggregate, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and accordingly, they are not separately identified for impairment disclosures. Non-real estate secured consumer loans in bankruptcy where debt has not been reaffirmed are considered troubled debt restructurings and are evaluated individually to ensure that accurate accounting treatment is in place.

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

Servicing Rights: When mortgage loans are sold and servicing rights are retained the servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.  Servicing assets are evaluated for impairment based upon the fair value of the assets compared to carrying amount. Any impairment is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping. There was no valuation allowance impairment against servicing assets as of December 31, 2015.

Servicing fee income is recorded when earned for servicing loans based on a contractual percentage of the outstanding principal or a fixed amount per loan. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees, late fees and ancillary fees related to loan servicing are not considered significant for financial reporting.

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

Goodwill and Other Intangible Assets: Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually. The Company has selected September 30 as the date to perform the annual goodwill impairment tests associated with the acquisition of the Trust, NAI, First National Bank and FNCB. Intangible assets with definite useful lives are amortized over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on the balance sheet. Core deposit intangible assets arising from bank acquisitions are amortized over their estimated useful lives of 7 to 8 years. Non-compete contracts are amortized on a straight line basis, over the term of the agreements. Customer relationship and trade name intangibles are amortized over an average of 13 years on an accelerated method.

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

Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock equity awards. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank (“FRB”) was required to meet regulatory reserve and clearing requirements. The Company had deposits with the FRB of $29.4 million at December 31, 2015 and $14.0 million at December 31, 2014.

Equity: Treasury stock is carried at cost.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank and Trust to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 6. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is primarily aggregated and reported in three lines of business, the Bank, Trust and Retirement Consulting segments. The Company discloses segment information in Note 21.

Reclassification: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Adoption of New Accounting Standards:  In September 2015, the FASB amended existing guidance under Accounting Standards Update (ASU) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. These amendments are effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2015. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The Company adopted the amendments in this ASU effective January 1, 2015. In addition, the expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings were effective for the Company’s reporting period ending June 30, 2015. All of the Company's repurchase agreements are typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on the Company's consolidated financial statements.

Newly Issued, Not Yet Effective Accounting Standards: In January, 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, affecting public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. Requiring most equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  The ASU will take effect for fiscal years beginning after December 15, 2017.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 - BUSINESS COMBINATIONS

On October 1, 2015, the Company completed the acquisition of Tri-State, the parent company of FNCB. The transaction involved both cash and 1,296,517 shares of stock totaling $14.3 million. Pursuant to the terms of the merger agreement, common shareholders of Tri-State received 1.747 common shares, without par value, of the Company or $14.20 in cash, for each common share of Tri-State, subject to proration provisions specified in the merger agreement that provide for a targeted aggregate split of total consideration consisting of 75% shares of Farmers’ common stock and 25% cash. Preferred shareholders of Tri-State received $13.60 in cash for each share of Series A Preferred Stock, without par value, of Tri-State.

Goodwill of $2.8 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill is not expected to be deductible for income tax purposes.

The fair value of other intangible assets of $1.2 million is related to core deposits.  The following table summarizes the consideration paid for Tri-State and the amounts of the assets acquired and liabilities assumed on the closing date of the acquisition.

Consideration
Cash	$3,607
Stock	10,733
Fair value of total consideration transferred	$14,340
Assets acquired and liabilities assumed
Cash and due from financial institutions	$13,553
Securities available for sale	48,300
Loans, net	66,374
Premises and equipment	1,935
Bank owned life insurance	3,274
Core deposit intangible	1,173
Other assets	1,329
Total assets	135,938
Fair value of liabilities assumed
Deposits	114,342
Long-term borrowings	2,002
Accrued interest payable and other liabilities	8,072
Total liabilities	124,416
Net assets acquired	$11,522
Goodwill created	2,818
Total net assets acquired	$14,340

Valuation of some assets acquired or created including but not limited to net loans and goodwill are preliminary and could be subject to change.

On June 19, 2015, the Company completed the acquisition of all outstanding stock of NBOH, the parent company of First National Bank. The transaction involved both cash and 7,262,955 shares of stock totaling $74.8 million. First National Bank branches became branches of Farmers Bank.  Pursuant to the Agreement, each shareholder of NBOH received either $32.15 per share in cash or 4.034 shares of Farmers’ common stock, subject to an overall limitation of 80% of the shares of NBOH being exchanged for stock and 20% for cash.

Goodwill of $26.7 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill is not expected to be deductible for income tax purposes.  The fair value of other intangible assets of $4.4 million is related to core deposits.  The following table summarizes the consideration paid for NBOH and the amounts of the assets acquired and liabilities assumed on the closing date of the acquisition.

The acquisition provides an attractive mix of additional loans and deposits and helps the Company achieve additional operating scale and drives earnings per share growth. In addition to the financial benefits, the merger is a significant step in Company’s strategy to expand its footprint.  The combined company creates a top-performing midwest community bank that has the scale, product depth and efficiency to compete effectively.

Consideration
Cash	$15,732
Stock	59,048
Fair value of total consideration transferred	$74,780
Assets acquired and liabilities assumed
Cash and due from financial institutions	$37,035
Securities available for sale	51,340
Loans, net	430,035
Premises and equipment	6,105
Bank owned life insurance	2,891
Core deposit intangible	4,409
Other assets	7,996
Total assets	539,811
Fair value of liabilities assumed
Deposits	423,661
Short-term borrowings	65,537
Accrued interest payable and other liabilities	2,514
Total liabilities	491,712
Net assets acquired	$48,099
Goodwill created	26,681
Total net assets acquired	$74,780

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $429.7 million on the date of acquisition.

The following table presents pro forma information as if both acquisitions that occurred in 2015 actually took place at the beginning of 2014.  The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed dates.

	2015	2014
Net interest income	$62,524	$58,098

Net income	$12,750	$15,316

Basic and diluted earnings per share	$0.47	$0.57

On July 1, 2013, the Company completed the acquisition of all outstanding stock of the retirement planning consultancy NAI of Rocky River, Ohio. The transaction involved both cash and stock totaling $4.4 million, including up to $1.5 million of future cash payments contingent upon NAI meeting income performance targets based on growth in EBITDA with an initial fair value of $920 thousand. The measurement period is defined, in essence, as “the twelve month period ending on the second anniversary of the closing date.”  Based on actual EBITDA growth the Company recognized $1.3 million of expense during the year ended December 31, 2015 after writing the fair value of the contingent consideration down to $156 thousand in 2014.  The final payment of $1.5 million was made to satisfy the contingent consideration clause of the agreement during September 2015.

Goodwill of $2.6 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  The goodwill is not expected to be deductible for income tax purposes.  The goodwill was partially impaired as described in Note 8, by an amount equal to the reduction in the contingent consideration payable. The two adjustments offset resulting in a zero impact to the Company’s consolidated statements of income for year ended December 31, 2014.  After the impairment in 2014 the NAI goodwill was $1.9 million at year ended 2015 and 2014. The fair value of other intangible assets of $2.3 million is related to client relationships, company name and noncompetition agreements.  The intangible assets had a carrying value of $1.3 million at December 31, 2015.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2015 and 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
2015	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$11,120	$38	$(52)	$11,106
State and political subdivisions	136,781	2,354	(412)	138,723
Corporate bonds	1,134	5	(5)	1,134
Mortgage-backed securities - residential	197,289	1,433	(2,135)	196,587
Collateralized mortgage obligations	28,035	0	(870)	27,165
Small Business Administration	19,755	1	(457)	19,299
Equity securities	203	127	(32)	298
Totals	$394,317	$3,958	$(3,963)	$394,312

		Gross	Gross
	Amortized	Unrealized	Unrealized
2014	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$24,515	$418	$(112)	$24,821
State and political subdivisions	90,369	2,183	(671)	91,881
Corporate bonds	936	3	(8)	931
Mortgage-backed securities - residential	223,216	2,395	(1,249)	224,362
Collateralized mortgage obligations	25,988	98	(911)	25,175
Small Business Administration	23,193	1	(775)	22,419
Equity securities	120	121	(1)	240
Totals	$388,337	$5,219	$(3,727)	$389,829

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2015	2014	2013
Proceeds	$102,257	$57,170	$94,016
Gross gains	908	758	1,924
Gross losses	(814)	(301)	(1,061)

The tax provision related to these net realized gains was $33 thousand, $160 thousand and $301 thousand respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Available for sale		December 31, 2015
		Amortized
Maturity		Cost	Fair Value
Within one year		$16,564	$16,697
One to five years		68,354	69,023
Five to ten years		51,655	52,775
Beyond ten years		12,462	12,468
Mortgage-backed securities, collateralized mortgage obligations and Small Business Administration		245,079	243,051
	Totals	$394,114	$394,014

Securities with a carrying amount of $219 million at December 31, 2015, $149 million at December 31, 2014 and $164 million at December 31, 2013 were pledged to secure public deposits and repurchase agreements. The Trust company had securities, with a carrying amount of $100 thousand, at year-end 2015, 2014 and 2013, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any other issuer that exceeded 10% of stockholders’ equity, other than the U.S. Government,  its agencies and its sponsored entities.

The following table summarizes the investment securities with unrealized losses at December 31, 2015 and 2014 aggregated by major security type and length of time in a continuous unrealized loss position.

2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$6,044	$(51)	$199	$(1)	$6,243	$(52)
State and political subdivisions	22,016	(167)	12,635	(245)	34,651	(412)
Corporate bonds	102	(1)	478	(4)	580	(5)
Mortgage-backed securities - residential	79,301	(1,044)	40,794	(1,091)	120,095	(2,135)
Collateralized mortgage obligations	14,342	(169)	12,695	(701)	27,037	(870)
Small Business Administration	0	0	19,237	(457)	19,237	(457)
Equity securities	88	(32)	0	0	88	(32)
Total temporarily impaired	$121,893	$(1,464)	$86,038	$(2,499)	$207,931	$(3,963)

2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$498	$(2)	$10,159	$(110)	$10,657	$(112)
State and political subdivisions	987	(11)	24,063	(660)	25,050	(671)
Corporate bonds	0	0	476	(8)	476	(8)
Mortgage-backed securities - residential	25,770	(202)	55,576	(1,047)	81,346	(1,249)
Collateralized mortgage obligations	0	0	19,541	(911)	19,541	(911)
Small Business Administration	0	0	22,319	(775)	22,319	(775)
Equity securities	26	(1)	0	0	26	(1)
Total temporarily impaired	$27,281	$(216)	$132,134	$(3,511)	$159,415	$(3,727)

The Company’s equity securities include local and regional bank holdings. During the year ended December 31, 2013 a $3 thousand pre-tax charge was recognized for the other-than-temporary decline in fair value on these equity holdings. No other-than-temporary impairments were recognized during 2015 or 2014.  If an other-than-temporary impairment were to occur, the amount of the impairment recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it would be required to sell the security before recovery of its amortized cost basis. The previous amortized cost basis less the impairment recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2015, the Company’s security portfolio consisted of 486 securities, 178 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s holdings in securities issued by state and political subdivisions, mortgage-backed securities - residential, collateralized mortgage obligations and Small Business Administration, as discussed below:

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

Mortgage-backed securities - residential

All of the Company’s holdings of mortgage-backed securities—residential at year end 2015 and 2014 were issued by U.S. Government sponsored enterprises. Unrealized losses on mortgage-backed securities—residential have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities—residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015 and 2014.

Collateralized mortgage obligations

The Company’s portfolio includes collateralized mortgage obligations issued by U.S. Government sponsored enterprises. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company monitors all securities to ensure adequate credit support and as of December 31, 2015 and 2014, the Company believes there is no other-than-temporary impairment.

Small Business Administration

The Company’s holdings of Small Business Administration securities are issued and backed by the full faith and credit of the U.S. Government. Unrealized losses on these Small Business Administration securities have not been recognized into income. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015 and 2014.

NOTE 4 - LOANS

Loans at year end were as follows:

	2015	2014
Originated loans:
Commercial real estate
Owner occupied	$113,160	$74,829
Non-owner occupied	139,502	122,228
Other	50,855	26,137
Commercial	157,447	120,493
Residential real estate
1-4 family residential	179,657	153,055
Home equity lines of credit	41,171	31,255
Consumer
Indirect	127,335	120,931
Direct	17,325	9,071
Other	4,508	3,626
Subtotal	830,960	661,625
Net deferred loan costs	2,731	2,227
Allowance for loan losses	(8,978)	(7,632)
Total originated loans	824,713	656,220
Acquired loans:
Commercial real estate
Owner occupied	131,673	0
Non-owner occupied	28,045	0
Other	23,536	0
Commercial	73,621	0
Residential real estate
1-4 family residential	133,701	0
Home equity lines of credit	40,929	0
Consumer
Direct	31,465	0
Other	204	0
Total acquired loans	463,174	0
Net loans	$1,287,887	$656,220

Purchased credit impaired loans

As part of the NBOH acquisition during 2015 the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

2015
Commercial real estate
Owner occupied	$986
Non-owner occupied	501
Commercial	1,576
Total outstanding balance	$3,063
Carrying amount, net of allowance of $31	$2,215

Accretable yield, or income expected to be collected, is shown in the table below:

2015
Beginning balance	$0
New loans purchased	361
Accretion of income	(38)
Ending balance	$323

Contractually required payments receivable on loans purchased credit impaired acquired during the year:

2015
Commercial real estate
Owner occupied	$1,063
Non-owner occupied	586
Commercial	1,476
Total	$3,125

Cash flows expected to be collected at acquisition	$2,764
Fair value of acquired loans at acquisition	$2,538

The key assumptions considered in evaluating expected cash flows include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the year ended December 31, 2015.

The following tables present the activity in the allowance for loan losses by portfolio segment for years ended December 31, 2015, 2014 and 2013:

December 31, 2015	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632
Provision for loan losses	857	234	354	1,776	289	3,510
Loans charged off	(536)	(290)	(320)	(2,058)	0	(3,204)
Recoveries	130	9	122	779	0	1,040
Total ending allowance balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978

December 31, 2014	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568
Provision for loan losses	(50)	357	233	1,370	(30)	1,880
Loans charged off	(151)	(185)	(585)	(2,213)	0	(3,134)
Recoveries	125	29	77	1,087	0	1,318
Total ending allowance balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632

December 31, 2013	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,392	$1,453	$1,569	$951	$264	$7,629
Provision for loan losses	(306)	(397)	674	1,369	(50)	1,290
Loans charged off	(505)	(99)	(326)	(1,723)	0	(2,653)
Recoveries	171	262	47	822	0	1,302
Total ending allowance balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material.

December 31, 2015	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$429	$5	$63	$0	$0	$497
Collectively evaluated for impairment	2,698	1,337	1,782	2,160	473	8,450
Acquired loans	0	0	0	0	0	0
Acquired with deteriorated credit quality	0	31	0	0	0	31
Total ending allowance balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978

Loans:
Loans individually evaluated for impairment	$5,853	$712	$3,414	$103	$0	$10,082
Loans collectively evaluated for impairment	296,866	156,415	217,023	153,305	0	823,609
Acquired loans	181,987	72,673	174,630	31,669	0	460,959
Acquired with deteriorated credit quality	1,267	948	0	0	0	2,215
Total ending loans balance	$485,973	$230,748	$395,067	$185,077	$0	$1,296,865

December 31, 2014	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$514	$272	$88	$0	$0	$874
Collectively evaluated for impairment	2,162	1,148	1,601	1,663	184	6,758
Total ending allowance balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632

Loans:
Loans individually evaluated for impairment	$7,139	$1,940	$3,425	$93	$0	$12,597
Loans collectively evaluated for impairment	215,434	118,210	180,428	137,183	0	651,255
Total ending loans balance	$222,573	$120,150	$183,853	$137,276	$0	$663,852

The following tables present information related to impaired loans by class of loans as of and for year ended December 31, 2015, 2014 and 2013. The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,956	$2,436	$0	$2,080	$106
Non-owner occupied	343	342	0	372	30
Commercial	834	631	0	433	23
Residential real estate
1-4 family residential	2,575	2,310	0	2,174	147
Home equity lines of credit	283	268	0	260	15
Consumer	214	103	0	81	14
Subtotal	7,205	6,090	0	5,400	335

With an allowance recorded:
Commercial real estate
Owner occupied	1,597	1,595	379	2,008	70
Non-owner occupied	1,480	1,480	50	1,511	79
Commercial	81	81	5	540	4
Residential real estate
1-4 family residential	769	749	61	919	39
Home equity lines of credit	87	87	2	96	4
Consumer	0	0	0	0	0
Subtotal	4,014	3,992	497	5,074	196
Total	$11,219	$10,082	$497	$10,474	$531

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,448	$2,318	$0	$1,860	$46
Non-owner occupied	391	391	0	653	20
Commercial	531	511	0	1,273	22
Residential real estate
1-4 family residential	2,421	2,156	0	1,804	79
Home equity lines of credit	476	251	0	263	13
Consumer	185	93	0	166	4
Subtotal	6,452	5,720	0	6,019	184

With an allowance recorded:
Commercial real estate
Owner occupied	2,882	2,882	446	2,104	94
Non-owner occupied	1,548	1,548	68	1,570	81
Commercial	1,444	1,429	272	818	2
Residential real estate
1-4 family residential	944	928	85	1,207	41
Home equity lines of credit	90	90	3	113	5
Consumer	0	0	0	2	0
Subtotal	6,908	6,877	874	5,814	223
Total	$13,360	$12,597	$874	$11,833	$407

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$4,302	$3,762	$0	$2,643	$137
Non-owner occupied	491	389	0	438	0
Commercial	1,007	971	0	1,363	25
Residential real estate
1-4 family residential	1,026	961	0	1,462	51
Home equity lines of credit	107	99	0	194	0
Consumer	111	112	0	9	0
Subtotal	7,044	6,294	0	6,109	213

With an allowance recorded:
Commercial real estate
Owner occupied	886	884	91	2,536	39
Non-owner occupied	1,593	1,588	75	1,975	87
Commercial	1,462	1,459	110	594	5
Residential real estate
1-4 family residential	1,458	1,347	190	112	48
Home equity lines of credit	148	147	12	12	0
Consumer	247	251	82	21	0
Subtotal	5,794	5,676	560	5,250	179
Total	$12,838	$11,970	$560	$11,359	$392

Cash basis interest income recognized and interest income recognized was materially equal for 2015, 2014 and 2013.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$3,313	$0	$3,315	$44
Non-owner occupied	345	0	41	0
Commercial	541	73	1,645	0
Residential real estate
1-4 family residential	2,406	336	2,742	195
Home equity lines of credit	127	112	139	40
Consumer
Indirect	266	297	90	193
Direct	30	3	36	0
Other	0	24	0	1
Total originated loans	$7,028	$845	$8,008	$473
Acquired loans:
Commercial real estate
Owner occupied	$126	$18	$0	$0
Other	92	0	0	0
Commercial	1,068	0	0	0
Residential real estate
1-4 family residential	458	467	0	0
Home equity lines of credit	125	7	0	0
Consumer
Direct	161	50	0	0
Total acquired loans	$2,030	$542	$0	$0
Total loans	$9,058	$1,387	$8,008	$473

The following tables present the aging of the recorded investment in past due loans as of December 31, 2015 and 2014 by class of loans:

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$34	$0	$3,313	$3,347	$109,532	$112,879
Non-owner occupied	0	0	345	345	138,824	139,169
Other	112	0	0	112	50,559	50,671
Commercial	0	0	614	614	156,513	157,127
Residential real estate
1-4 family residential	1,694	402	2,742	4,838	174,376	179,214
Home equity lines of credit	62	5	239	306	40,917	41,223
Consumer
Indirect	2,059	525	563	3,147	128,280	131,427
Direct	311	5	33	349	17,124	17,473
Other	13	10	24	47	4,461	4,508
Total originated loans:	$4,285	$947	$7,873	$13,105	$820,586	$833,691
Acquired loans:
Commercial real estate
Owner occupied	$669	$0	$144	$813	$130,860	$131,673
Non-owner occupied	0	0	0	0	28,045	28,045
Other	0	0	92	92	23,444	23,536
Commercial	276	2	1,068	1,346	72,275	73,621
Residential real estate
1-4 family residential	1,994	244	925	3,163	130,538	133,701
Home equity lines of credit	78	11	132	221	40,708	40,929
Consumer
Direct	567	56	211	834	30,631	31,465
Other	0	0	0	0	204	204
Total acquired loans	$3,584	$313	$2,572	$6,469	$456,705	$463,174
Total loans	$7,869	$1,260	$10,445	$19,574	$1,277,291	$1,296,865

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$3,359	$3,359	$71,272	$74,631
Non-owner occupied	0	0	41	41	121,872	121,913
Other	0	0	0	0	26,029	26,029
Commercial	0	0	1,645	1,645	118,505	120,150
Residential real estate
1-4 family residential	1,892	546	2,937	5,375	147,223	152,598
Home equity lines of credit	205	92	179	476	30,779	31,255
Consumer
Indirect	2,136	406	283	2,825	121,754	124,579
Direct	108	18	36	162	8,909	9,071
Other	17	6	1	24	3,602	3,626
Total loans	$4,358	$1,068	$8,481	$13,907	$649,945	$663,852

Troubled Debt Restructurings:

Total troubled debt restructurings were $9.3 million and $8.1 million at December 31, 2015 and 2014 respectively. The Company has allocated $528 thousand and $242 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2015 and 2014. There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at December 31, 2015 and $25 thousand in commitments at December 31, 2014.

During the years ending December 31, 2015, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; a permanent increase of the recorded investment in the loan due to a protective advance to pay delinquent real estate taxes or advance new monies; a deferral of principal payments; or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.38% to 11.51%.  There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of fifteen months to 126 months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2015, 2014 and 2013:

December 31, 2015		Pre- Modification	Post- Modification
	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment
Originated loans:
Commercial real estate
Owner occupied	2	$801	$801
Commercial	1	8	8
Residential real estate
1-4 family residential	13	760	760
Home equity lines of credit	2	60	60
Indirect	12	104	104
Consumer	1	8	8
Total originated loans	31	$1,741	$1,741
Acquired loans:
Commercial	2	$957	$957
Total loans	33	$2,698	$2,698

The troubled debt restructurings described above increased the allowance for loan losses by $101 thousand and resulted in charge offs of $129 thousand during the year ended December 31, 2015.

December 31, 2014		Pre- Modification	Post- Modification
	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment
Commercial real estate
Owner occupied	1	$303	$316
Non-owner occupied	2	408	408
Residential real estate
1-4 family residential	21	1,042	1,059
Home equity lines of credit	5	128	128
Indirect	2	37	37
Consumer	1	11	11
Total loans	32	$1,929	$1,959

The troubled debt restructurings described above increased the allowance for loan losses by $11 thousand and resulted in charge offs of $42 thousand during the year ended December 31, 2014.

December 31, 2013		Pre- Modification	Post- Modification
	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment
Commercial real estate
Owner occupied	2	$226	$239
Commercial	5	649	682
Residential real estate
1-4 family residential	4	131	98
Home equity lines of credit	5	214	214
Indirect	24	188	188
Consumer	1	1	1
Total loans	41	$1,409	$1,422

The troubled debt restructurings described above increased the allowance for loan losses by $66 thousand and resulted in charge offs of $50 thousand during the year ended December 31, 2013.

There was one commercial real estate loan for $40 thousand, one residential real estate loan for $1 thousand and one home equity line of credit for $11 thousand modified as troubled debt restructurings for which there were payment defaults within twelve months following the modification during the year December 31, 2015.  All three loans were past due at December 31, 2015.  There was no effect on the provision for loan losses as a result of this default during 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2015	Pass	Special Mention	Sub standard	Doubtful	Not Rated	Total
Originated loans:
Commercial real estate
Owner occupied	$107,222	$1,069	$4,588	$0	$0	$112,879
Non-owner occupied	135,847	461	2,861	0	0	139,169
Other	50,376	0	295	0	0	50,671
Commercial	154,215	939	1,973	0	0	157,127
Total originated loans	$447,660	$2,469	$9,717	$0	$0	$459,846
Acquired loans:
Commercial real estate
Owner occupied	$130,028	$0	$1,645	$0	$0	$131,673
Non-owner occupied	26,141	1,340	564	0	0	28,045
Other	22,843	476	217	0	0	23,536
Commercial	69,674	635	3,312	0	0	73,621
Total acquired loans	$248,686	$2,451	$5,738	$0	$0	$256,875
Total loans	$696,346	$4,920	$15,455	$0	$0	$716,721

December 31, 2014	Pass	Special Mention	Sub standard	Doubtful	Not Rated	Total
Commercial real estate
Owner occupied	$66,036	$2,534	$6,061	$0	$0	$74,631
Non-owner occupied	115,159	3,760	2,994	0	0	121,913
Other	25,710	0	319	0	0	26,029
Commercial	114,409	1,566	4,175	0	0	120,150
Total loans	$321,314	$7,860	$13,549	$0	$0	$342,723

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

	Residential Real Estate		Consumer
December 31, 2015	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Originated loans:
Performing	$176,472	$40,984	$130,864	$17,440	$4,484
Nonperforming	2,742	239	563	33	24
Total originated loans	$179,214	$41,223	$131,427	$17,473	$4,508
Acquired loans:
Performing	132,776	40,797	0	31,254	204
Nonperforming	925	132	0	211	0
Total acquired loans	$133,701	$40,929	$0	$31,465	$204
Total loans	$312,915	$82,152	$131,427	$48,938	$4,712

	Residential Real Estate		Consumer
December 31, 2014	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Performing	$149,661	$31,076	$124,296	$9,035	$3,625
Nonperforming	2,937	179	283	36	1
Total	$152,598	$31,255	$124,579	$9,071	$3,626

NOTE 5 – LOAN SERVICING

The Company began servicing loans upon the acquisition of First National Bank’s servicing portfolio in June 2015. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end are as follows:

2015
Mortgage loan portfolio serviced for:
FHLMC	$68,605

Custodial escrow balances maintained in connection with serviced loans were $584 thousand at December 31, 2015.

Activity for mortgage servicing rights since the acquisition date of June 18, 2015 is as follows:

2015
Servicing rights:
Beginning balance	$347
Additions	166
Amortization to expense	(60)
Ending balance	$453

There was no valuation allowance required for mortgage servicing rights at December 31, 2015.

NOTE 6 - FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company used a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the years ended December 31, 2015 and 2014 the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S Treasury and U.S. government sponsored entities	$11,106	$0	$11,106	$0
State and political subdivisions	138,723	0	138,723	0
Corporate bonds	1,134	0	1,134	0
Mortgage-backed securities-residential	196,587	0	196,572	15
Collateralized mortgage obligations	27,165	0	27,165	0
Small Business Administration	19,299	0	19,299	0
Equity securities	298	298	0	0
Total investment securities	$394,312	$298	$393,999	$15
Loan yield maintenance provisions	$789	$0	$789	$0
Financial Liabilities
Interest rate swaps	$789	$0	$789	$0

	Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S Treasury and U.S. government sponsored entities	$24,821	$0	$24,821	$0
State and political subdivisions	91,881	0	91,881	0
Corporate bonds	931	0	931	0
Mortgage-backed securities-residential	224,362	0	224,352	10
Collateralized mortgage obligations	25,175	0	25,175	0
Small Business Administration	22,419	0	22,419	0
Equity securities	240	240	0	0
Total investment securities	$389,829	$240	$389,579	$10
Loan yield maintenance provisions	$638	$0	$638	$0
Financial Liabilities
Interest rate swaps	$638	$0	$638	$0

There were no significant transfers between Level 1 and Level 2 during 2015 or 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Investment Securities Available-for-sale (Level 3)
	2015	2014	2013
Beginning Balance	$10	$10	$11
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0
Repayments	(1)	0	(1)
Acquired and/or purchased	6	0	0
Ending Balance	$15	$10	$10

There is no impact to earnings as a result of fair value measurements on items valued on a recurring basis, using level 3 inputs.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$1,448	$0	$0	$1,448
Commercial	1,514	0	0	1,514
1–4 family residential	42	0	0	42
Consumer	13	0	0	13

	Fair Value Measurements
	at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial	$807	$0	$0	$807
1–4 family residential	63	0	0	63
Other real estate owned
Commercial real estate	45	0	0	45

Impaired loans carried at fair value that are measured for impairment using the fair value of the collateral had a carrying amount of $3.4 million, with a valuation allowance of $383 thousand at December 31, 2015, resulting in an additional provision for loan losses of $270 thousand for the year ending December 31, 2015.  At December 31, 2014, impaired loans had a carrying amount of $988 thousand, with a valuation allowance of $117 thousand. Loans measured at fair value throughout the year resulted in an additional provision for loan losses of $992 thousand for the year ending December 31, 2014. Excluded from the fair value of impaired loans, at December 31, 2015 and 2014, discussed above are $2.9 million and $4.2 million of loans with specific allowance amounts allocated and classified as troubled debt restructurings and measured using the present value of discounted cash flows, which are not carried at fair value.

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

The Company had no related write downs during the year ended December 31, 2015.  At December 31, 2014, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $45 thousand. During the year ended December 31, 2014 the Company charged down one property reflecting an updated appraisal which resulted in a write-down of $5 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2014 and 2013:

December 31, 2015	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Commercial real estate	$701	Income approach	Adjustment for differences between earning multiplier	(49.42%) - 40.89% 35.33%
	747	Quoted price for loan relationship	Offer price	1.01% 1.01%
Commercial	252	Quoted price for loan relationship	Offer price	(3.01%) (3.01%)
	1,262	Income approach	Adjustment for differences between earning multiplier	(29.77%) (29.77%)
Residential	42	Sales comparison	Adjustment for differences between comparable sales	(18.32%) - 24.16% (14.02%)
Consumer	13	Sales comparison	Adjustment for differences between comparable sales	(12.86%) - 11.97% (5.79%)

December 31, 2014	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Commercial real estate	$1,237	Sales comparison	Adjustment for differences between comparable sales	-41.59% - 77.25% (-7.82%)
	116	Income approach	Adjustment for differences in net operating income	-13.64% - 12.93% (-5.96%)
Commercial	807	Sales comparison	Adjustment for differences between comparable sales	(27.43%) - 32.86% 9.96%
Residential	63	Sales comparison	Adjustment for differences between comparable sales	(18.32%) - 24.16% (14.02%)
Other real estate owned	45	Sales comparison	Adjustment for differences between comparable sales	(12.86%) - 11.97% (5.79%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments measured on a recurring basis and not previously presented, at December 31, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$56,014	$22,500	$33,514	$0	$56,014
Restricted stock	9,384	n/a	n/a	n/a	n/a
Loans held for sale	1,769	0	1,813	0	1,813
Loans, net	1,287,887	0	0	1,296,075	1,296,075
Mortgage servicing rights	453	0	453	0	453
Accrued interest receivable	5,158	0	2,011	3,147	5,158
Financial liabilities
Deposits	1,409,047	1,164,506	241,909	0	1,406,415
Short-term borrowings	225,832	0	225,832	0	225,832
Long-term borrowings	22,153	0	22,306	0	22,306
Accrued interest payable	445	26	419	0	445

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,428	$11,410	$16,018	$0	$27,428
Restricted stock	4,224	n/a	n/a	n/a	n/a
Loans held for sale	511	0	523	0	523
Loans, net	656,220	0	0	658,993	658,993
Accrued interest receivable	3,237	0	1,645	1,592	3,237
Financial liabilities
Deposits	915,703	708,752	206,708	0	915,460
Short-term borrowings	69,136	0	69,136	0	69,136
Long-term borrowings	18,381	0	18,837	0	18,837
Accrued interest payable	402	2	400	0	402

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

Loan servicing rights: Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future net servicing income (Level 2).

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

Off-balance Sheet Instruments: The fair value of commitments is not considered material.

NOTE 7—PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2015	2014
Land	$5,833	$3,143
Buildings	24,724	20,842
Furniture, fixtures and equipment	13,485	11,651
Leasehold Improvements	450	247
	44,492	35,883
Less accumulated depreciation	(20,302)	(18,834)
NET BOOK VALUE	$24,190	$17,049

Depreciation expense was $1.5 million for year ended December 31, 2015, $1.1 million for year ended December 31, 2014 and $1.2 million for year ended December 31, 2013.

During June 2015 the Company added 14 branches, mostly in Wayne and Medina Counties, as part of the NBOH acquisition and in September 2015, 4 branches, mostly in Columbiana County, as part of the Tri-State acquisition.  All fixed assets were recorded at their fair market value.

During 2014, the Company purchased property located adjacent to its Canfield branch on South Broad Street in Canfield, for $395 thousand to house some investment, insurance and mortgage lending activities.  The building was put into service in June 2014.

The Company leases certain branch properties under operating leases. Rent expense was $332, $323, and $302 thousand for 2015, 2014 and 2013. In addition to rent expense, under the leases, common area maintenance and property taxes are paid and the amount can fluctuate according to the costs incurred. Rent commitments, before considering renewal options that generally are present, were as follows:

2016	$307
2017	319
2018	306
2019	303
2020	267
Thereafter	1,380
TOTAL	$2,882

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchase of NBOH in June 2015, Tri-State in October 2015, NAI in July of 2013 and Trust in 2009 totaled $35.1 million at December 31, 2015 and $5.6 million at December 31, 2014. The NBOH, Tri-State and NAI acquisitions are more fully described in Note 2. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting units, including the existing goodwill and intangible assets, and estimating the fair value of the reporting units. After our annual impairment analysis as of September 30, 2015, the Company determined the fair value of all goodwill exceeded its carrying amount. After the annual impairment testing as of September 30, 2014 the fair value of NAI was less than its carrying value. When the carrying amount of a reporting unit exceeds its fair value, a second step to the impairment test is required. The analysis indicated that the Step 2 analysis was necessary for the NAI reporting unit. Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit’s goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2 it was determined that the implied value of goodwill was less than the carrying costs, resulting in an impairment charge of $763 thousand for the year ended December 31, 2014.  During the initial valuation of NAI the future income projections were not fully attained.  The fair value of the reporting unit was determined based on a discounted cash flow model.  Additionally, the $763 thousand impairment was offset with an equal reduction of the future payment liability associated with the purchase.  The two adjustments offset resulting in a zero impact to the Company’s consolidated statements of income for year ended December 31, 2014.

Other Intangibles

Core deposit intangible assets associated with the Company’s purchases of NBOH and Tri-State totaled $5.6 million.

Other intangible assets were as follows at year end:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible:
Customer relationship intangibles	$5,970	$(3,585)	$5,970	$(2,972)
Non-compete contracts	370	(325)	370	(295)
Trade Name	190	(65)	190	(41)
Core deposit intangible	5,582	(316)	0	0
Total	$12,112	$(4,291)	$6,530	$(3,308)

Aggregate amortization expense was $983 thousand, $767 thousand, and $624 thousand for 2015, 2014, and 2013.

Estimated amortization expense for each of the next five years:

2016	$1,293
2017	1,207
2018	1,123
2019	1,048
2020	973
Thereafter	2,177
TOTAL	$7,821

NOTE 9 - INTEREST BEARING DEPOSITS

Time deposits of $250 thousand or more were $39.6 million and $26.3 million at year-end 2015 and 2014.

Following is a summary of scheduled maturities of certificates of deposit during the years following December 31, 2015:

2016	$108,493
2017	39,007
2018	18,528
2019	27,827
2020	37,494
Thereafter	7,733
TOTAL	$239,082

Following is a summary of year-end interest bearing deposits:

	2015	2014
Demand	$327,434	$126,456
Money Market	293,209	266,040
Savings	234,672	131,559
Certificates of Deposit	239,082	206,951
TOTAL	$1,094,397	$731,006

NOTE 10 - SHORT-TERM BORROWINGS

The Bank has short-term advances from the Federal Home Loan Bank that had maturity dates of less than one year at the time of the advance. All balances are due within one year and can be renewed at the time of maturity.  Federal Home Loan Bank advances are secured by pledgings described in the following Long-Term Borrowings footnote.  Balances at year end were as follows:

	2015		2014
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Repurchase advance with a rate of .39% at December 31, 2015	$100,000	0.39%
Cash management advance with rates from .26% to .45% at December 31, 2015 and 2014	50,000	0.39%	$10,000	0.26%
Total advances	$150,000	0.39%	$10,000	0.26%

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. government sponsored entities and agencies with a carrying amount of $79.3 million and $61.7 million at year ended 2015 and 2014.

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

	2015	2014	2013
Average balance during the year	$71,779	$71,573	$90,951
Average interest rate during the year	0.07%	0.04%	0.04%
Maximum month-end balance during the year	$89,574	$78,972	$100,462
Weighted average year-end interest rate	0.06%	0.06%	0.06%
Balance at year-end	$75,482	$58,786	$75,267

The following table provides a disaggregation of the obligation by class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

2015
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$5,276
State and political subdivisions	2,640
Mortgage-backed securities - residential	60,391
Collateralized mortgage obligations	7,175
Total borrowings	$75,482

Management believes the risks associated with the agreements are minimal and in the case of collateral decline the company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

The Bank has access to lines of credit amounting to $25 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion.  There were no borrowings under these lines at December 31, 2015 and 2014.

Farmers National Banc Corp has two unsecured revolving lines of credit for $6.5 million. The lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. The outstanding balance on the two lines was $350 thousand at December 31, 2015 and 2014.  The interest rate on the outstanding balance at December 31, 2015 and 2014 was 4.5%.

NOTE 11 - LONG-TERM BORROWINGS

At year end, long-term advances from the Federal Home Loan Bank were as follows:

	2015		2014
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Fixed-rate constant payment advances, at rates from .61% to 4.88% at December 31, 2015 and 2014	$15,054	1.24%	$8,381	1.72%
Convertible and putable fixed-rate advances, at rates from 2.82% to 4.45% at December 31, 2015 and 2014	5,000	4.45%	10,000	3.64%
Total advances	$20,054	2.04%	$18,381	2.76%

The Bank added $8 million in long-term advances as part of the two acquisitions during the year ended December 31, 2015. The Bank also has a total of $5 million in putable FHLB fixed-rate advances.  Should the FHLB elect the put, the Bank is required to repay the advance on that date without penalty.

Short-term and long-term Federal Home Loan Bank advances are secured by a blanket pledge of residential mortgage loans totaling $237.8 million and $110.3 million at year end 2015 and 2014. Based on this collateral the Bank is eligible to borrow an additional $63.4 million at year end 2015. Each advance is subject to a prepayment penalty if paid prior to its maturity date.

Scheduled payments of long-term FHLB advances are as follows:

Maturing in:
2016	$7,247
2017	8,089
2018	1,008
2019	931
2020	860
Thereafter	1,919
TOTAL	$20,054

The Company added a special purpose entity to hold $2.1 million in Trust Preferred Debenture as part of the Tri-State acquisition. The debt has a floating rate that is determined quarterly based on the three-month LIBOR.  At December 31, 2015 the interest rate was 2.2%. These securities can be redeemed at any quarter-end.  Final maturity of the Trust Preferred Debenture is December 15, 2036. The Company has the $2.1 million note payable recorded in the long-term borrowings section of the Consolidated Balance Sheets.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$100	$4,836	$471	$1,881
Unused lines of credit	$64,338	$204,889	$108,382	$39,205

Commitments to make loans are generally made for periods of 30 days or less. There is one fixed rate loan commitment for 2015 that has an interest rate of 3.89% and matures within fifteen years. Variable rate loan commitments have interest rates that at December 31, 2015 ranged from 4.25% to 5.00%.  The fixed rate loan commitments for 2014 have interest rates that range from 4.00% to 4.63% and mature within thirty years.  Fixed rate unused lines of credit have interest rates ranging from 0.20% to 21.90% at December 31, 2015 and 2.11% to 13.50% at December 31, 2014.

Standby letters of credit are considered financial guarantees. The standby letters of credit have a contractual value of $5.6 million at December 31, 2015 and $5.2 million at December 31, 2014. The carrying amount of these items on the balance sheet is not material.

NOTE 13 - STOCK BASED COMPENSATION

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”). The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders. There were restricted stock awards, under the Plan, totaling 279,023 shares during 2015 and 46,957 shares during 2014. The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of grant. Expense recognized for the Plan was $486 thousand for the year ended 2015 and $116 thousand for 2014.  As of December 31, 2015, there was $1.9 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over the next 2.7 years. There were no shares awarded or expense recognized during the year ended December 31, 2013 under the Plan.

The following is the activity under the Plan during the years ended December 31, 2015 and 2014:

	2015		2014
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning balance	46,957	$7.39	0	$0
Granted	279,023	7.98	46,957	7.39
Vested	0	0	0	0
Forfeited	(5,000)	7.88	0	0.00
Ending balance	320,980	$7.90	46,957	$7.39

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

There were no options granted under the Stock Option Plan during 2015, 2014 or 2013.

NOTE 14 - REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and will continue through January 1, 2019. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes as of December 31, 2015, the Company and Bank meet all capital adequacy requirements to which they are subject.

The FDIC and other federal banking regulators revised the risk-based capital requirements applicable to bank holding companies and insured depository institutions, including the Company and the Bank, to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”).

The common equity tier 1 capital, tier 1 capital and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. The leverage ratio is calculated by dividing tier 1 capital by adjusted average total assets.

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016 and increasing each year until fully implemented at 2.5% on January 1, 2019. Currently Basel III requires the Company and Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prior to January 1, 2015, federal and state regulatory agencies required the Company and the Bank to maintain minimum Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively, and Tier 1 leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2015 and 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank, Trust and NAI. The Bank and Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively. The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years. During 2016, the Bank could declare dividends on any 2016 net profits retained above $3.9 million at the date of the dividend declaration. In order to practice trust powers, Trust must maintain a minimum capital of $3 million. The Trust would also be able to, without prior approval, declare dividends on any 2016 net profits retained to the date of the dividend declaration.

Actual and required capital amounts and ratios are presented below at year-end:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015
Common equity tier 1 capital ratio
Consolidated	$165,451	11.59%	$64,245	4.5%	N/A	N/A
Bank	157,396	11.08%	63,938	4.5%	$92,354	6.5%
Total risk based capital ratio
Consolidated	176,571	12.37%	114,214	8.0%	N/A	N/A
Bank	166,374	11.71%	113,667	8.0%	142,084	10.0%
Tier I risk based capital ratio
Consolidated	167,550	11.74%	85,660	6.0%	N/A	N/A
Bank	157,396	11.08%	85,250	6.0%	113,667	8.0%
Tier I leverage ratio
Consolidated	167,550	9.21%	72,803	4.0%	N/A	N/A
Bank	157,396	8.65%	72,770	4.0%	90,963	5.0%

2014
Total risk based capital ratio
Consolidated	$121,340	16.48%	$58,523	8.0%	N/A	N/A
Bank	114,321	15.56%	58,773	8.0%	$73,466	10.0%
Tier I risk based capital ratio
Consolidated	113,654	15.43%	29,262	4.0%	N/A	N/A
Bank	106,689	14.52%	29,386	4.0%	44,079	6.0%
Tier I leverage ratio
Consolidated	113,654	10.03%	45,313	4.0%	N/A	N/A
Bank	106,689	9.37%	45,565	4.0%	56,956	5.0%

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan. All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Plan. Under the terms of the Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code. The Company matches a percentage of the participants’ voluntary contributions up to 6% of gross wages. In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Plan. Total expense was $431 thousand, $336 thousand and $336 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

During 2014 the Company adopted a profit sharing plan to provide associates not participating in a current incentive plan a vehicle for sharing in the success of the Company outside of existing wages and non-monetary benefits. The board of directors approved a profit sharing amount equal to 1% of annual compensation for associates in 2015 and 2014. The expense was $82 thousand and $73 thousand for the years ended December 31, 2015 and 2014.

The Company maintains a deferred compensation plan for certain retirees. Expense under the Plan was $10 thousand for each of the three years ended December 31, 2015, 2014 and 2013.  The liability under the Plan at December 31, 2015 was $149 thousand and $156 thousand at December 31, 2014.

During 2015, the Company established a nonqualified deferred compensation plan for a select group of management or highly compensated eligible individuals. Under the terms of the plan, eligible individuals may elect to defer receipt of their compensation to a later taxable year. The Company has recorded both an asset and liability of equal amount that represents the amount of contributions and the payable due to the participants in the plan.  The recorded asset and liability was $67 thousand At December 31, 2015

As part of the NBOH acquisition the Company has a director retirement and death benefit Plan for the benefit of prior members of the Board of Directors of NBOH.  The plan is designed to provide an annual retirement benefit to be paid to each director upon retirement from the Board or attaining age 70.  There are no additional benefits or participants being added to the Plan and the liability recorded at December 31, 2015 was $929 thousand.  The benefit payment upon satisfying the Plan’s requirements is a benefit to the qualifying director until death or a maximum of 15 years. No expense was recognized under this Plan in 2015.

The Company assumed as ESOP as part of the Tri-State acquisition that covered substantially all of their employees and officers.  The trustee had discretionary authority to purchase shares of common stock of Tri-State on the open market.  There were no contributions to the plan in 2015.  During acquisition the Tri-State shares were converted to the Company’s shares and the trustee held 39,690 shares at December 31, 2015.  The process to terminate this ESOP had begun at December 31, 2015.

The Company also has a postretirement health care benefit Plan covering individuals retired from the Company that have met certain service and age requirements and certain other active employees that have met similar service requirements. The postretirement health care Plan includes a limit on the Company’s share of costs for recent and future retirees. A benefit was recognized under this Plan for 2015 of $12 thousand and expense of $4 thousand in 2014 and $13 thousand in 2013. The accrued postretirement benefit liability under this Plan was $280 thousand and $314 thousand at December 31, 2014 and 2013. Due to the immateriality of the Plan, the disclosures required under U.S. generally accepted accounting principles have been omitted.

NOTE 16 - INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2015	2014	2013
Current expense	$3,046	$2,369	$874
Deferred expense (benefit)	(547)	263	809
TOTALS	$2,499	$2,632	$1,683

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

	2015	2014	2013
Statutory tax	$3,694	$4,059	$3,312
Effect of nontaxable interest	(1,403)	(1,179)	(1,325)
Bank owned life insurance, net	(242)	(159)	(123)
Effect of nontaxable life insurance death proceeds	0	0	(115)
Nondeductible acquisition costs	401	0	0
Other	49	(89)	(66)
ACTUAL TAX	$2,499	$2,632	$1,683

Deferred tax assets (liabilities) are comprised of the following:

	2015	2014
Deferred tax assets:
Allowance for credit losses	$2,968	$2,671
Net unrealized loss on securities available for sale	326	0
Deferred and accrued compensation	1,562	848
Deferred loan fees and costs	605	515
Post-retirement benefits	172	110
Nonaccrual loan interest income	324	56
Other-than-temporary impairment	196	41
Other	93	117
Gross deferred tax assets	$6,246	$4,358

Deferred tax liabilities:
Depreciation and amortization	$(649)	$(1,081)
Net unrealized gain on securities available for sale	0	(523)
Federal Home Loan Bank dividends	(1,093)	(482)
Purchase accounting adjustments	(984)	(550)
Mortgage servicing rights	(158)	0
Other	(11)	(38)
Gross deferred tax liabilities	(2,895)	(2,674)
NET DEFERRED TAX ASSET	$3,351	$1,684

No valuation allowance for deferred tax assets was recorded at December 31, 2015 and 2014.

At December 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company paid no penalties for the year ended December 31, 2015 or 2014. There were no amounts accrued for penalties or interest as of December 31, 2015 or 2014.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2012. The tax years 2012—2014 remain open to examination by the U.S. taxing authority.

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the detail of other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013.

	2015
	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the year	$(1,403)	$491	$(912)
Reclassification adjustment for (gains) losses included in net income (1)	(94)	33	(61)
Net unrealized losses on available-for-sale securities	(1,497)	524	(973)
Change in funded status of post-retirement health plan	20	(7)	13
Net other comprehensive income (loss)	$(1,477)	$517	$(960)

	2014
	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the year	$10,486	$(3,670)	$6,816
Reclassification adjustment for (gains) losses included in net income (1)	(457)	160	(297)
Net unrealized gains on available-for-sale securities	10,029	(3,510)	6,519
Change in funded status of post-retirement health plan	60	(21)	39
Net other comprehensive income (loss)	$10,089	$(3,531)	$6,558

	2013
	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the year	$(19,310)	$6,759	$(12,551)
Reclassification adjustment for (gains) losses included in net income (1)	(860)	301	(559)
Net unrealized losses on available-for-sale securities	(20,170)	7,060	(13,110)
Change in funded status of post-retirement health plan	(3)	1	(2)
Net other comprehensive income (loss)	$(20,173)	$7,061	$(13,112)

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

NOTE 18 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2015 were as follows:

Beginning balance	$760
New loans	4
Effect of changes in composition of related parties	0
Repayments	(335)
Ending balance	$429

Deposits from principal officers, directors, and their affiliates at year-end 2015 and 2014 were $7.9 million and $1.7 million.

NOTE 19 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2015	2014	2013
Basic EPS
Net income	$8,055	$8,965	$7,780
Weighted average shares outstanding	22,678,338	18,674,526	18,773,491
Basic earnings per share	$0.36	$0.48	$0.41
Diluted EPS
Net income	$8,055	$8,965	$7,780
Weighted average shares out-standing for basic earnings per share	22,678,338	18,674,526	18,773,491
Restricted stock awards	5,232	890	0
Weighted average shares for diluted earnings per share	22,683,570	18,675,416	18,773,491
Diluted earnings per share	$0.36	$0.48	$0.41

193,105 award shares of common stock, issued during 2015, were not considered in computing diluted earnings per share because they were anti-dilutive.  Stock options for 5,000 shares of common stock for 2013 were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 20 – INTEREST RATE SWAPS

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

Summary information about these interest-rate swaps as of year ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Notional amounts	$30,763	$31,459	$25,195
Weighted average pay rate on interest-rate swaps	4.25%	4.26%	4.28%
Weighted average receive rate on interest-rate swaps	2.70%	2.67%	2.82%
Weighted average matuirity (years)	4.1	5.9	6.3
Fair value of combined interest-rate swaps	$789	$638	$275

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated income statements. There were no net gains or losses recognized in earnings related to yield maintenance provisions for years ended December 31, 2015, 2014 and 2013.

NOTE 21 – SEGMENT INFORMATION

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

Significant segment totals are reconciled to the financial statements as follows:

December 31, 2015	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$4,967	$35,412	$3,178	$(646)	$42,911
Total assets	$11,078	$1,854,306	$4,127	$391	$1,869,902

December 31, 2014	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$5,285	$0	$3,528	$0	$8,813
Total assets	$10,643	$1,121,505	$4,356	$463	$1,136,967

For year ended 2015	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$65	$49,705	$0	$(33)	$49,737
Provision for loan losses	0	3,510	0	0	$3,510
Service fees, security gains and other noninterest income	6,239	10,192	2,130	(255)	$18,306
Noninterest expense	4,719	40,753	1,487	4,562	$51,521
Amortization and depreciation expense	339	1,759	360	0	$2,458
Income before taxes	1,246	13,875	283	(4,850)	10,554
Income tax	425	2,968	97	(991)	$2,499
Net Income	$821	$10,907	$186	$(3,859)	$8,055

For year ended 2014	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$53	$36,297	$0	$(14)	$36,336
Provision for loan losses	0	1,880	0	0	$1,880
Service fees, security gains and other noninterest income	6,170	7,577	1,810	(254)	$15,303
Noninterest expense	4,528	29,268	2,010	474	$36,280
Amortization and depreciation expense	378	1,081	423	0	$1,882
Income before taxes	1,317	11,645	(623)	(742)	$11,597
Income tax	451	2,645	48	(512)	$2,632
Net Income (Loss)	$866	$9,000	$(671)	$(230)	$8,965

For year ended 2013	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$45	$35,865	$0	$(14)	$35,896
Provision for loan losses	0	1,290	0	0	1,290
Service fees, security gains and other noninterest income	5,667	7,838	627	(218)	13,914
Noninterest expense	4,483	30,682	627	1,420	37,212
Amortization and depreciation expense	416	1,193	236	0	1,845
Income before taxes	813	10,538	(236)	(1,652)	9,463
Income tax	282	2,043	(80)	(562)	1,683
Net Income (Loss)	$531	$8,495	$(156)	$(1,090)	$7,780

Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended 2015	March 31	June 30	September 30	December 31
Total interest income	$9,999	$10,753	$15,594	$17,481
Total interest expense	1,007	1,004	1,056	1,023
Net interest income	8,992	9,749	14,538	16,458
Provision for loan losses	450	850	1,220	990
Noninterest income	4,037	4,409	4,685	5,175
Merger related costs	245	1,912	2,499	1,736
Noninterest expense	9,506	10,175	13,022	14,884
Income before income taxes	2,828	1,221	2,482	4,023
Income taxes	617	409	625	848
Net income	$2,211	$812	$1,857	$3,175

Earnings per share - basic and diluted	$0.12	$0.04	$0.07	$0.12

Quarter Ended 2014	March 31	June 30	September 30	December 31
Total interest income	$10,063	$10,118	$10,413	$10,321
Total interest expense	1,207	1,166	1,128	1,078
Net interest income	8,856	8,952	9,285	9,243
Provision for loan losses	330	300	425	825
Noninterest income	3,433	3,797	3,880	4,193
Noninterest expense	9,141	9,378	9,776	9,867
Income before income taxes	2,818	3,071	2,964	2,744
Income taxes	627	720	688	597
Net income	$2,191	$2,351	$2,276	$2,147

Earnings per share - basic and diluted	$0.12	$0.13	$0.12	$0.12

The Company sold certain investment securities and recognized security gains of $372 thousand during the fourth quarter of 2014.

NOTE 23—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only). This information should be read in conjunction with the consolidated financial statements and related notes.

December 31,	2015	2014
BALANCE SHEETS
Assets:
Cash	$1,357	$1,564
Investment in subsidiaries
Bank	184,253	107,704
Trust	10,188	10,115
NAI	3,391	3,604
Securities available for sale	231	172
Other	1,319	916
TOTAL ASSETS	$200,739	$124,075

Liabilities:
Other liabilities	$241	$163
Note payable	350	350
Subordinate debt	2,099	0
Other accounts payable	2	2
TOTAL LIABILITIES	2,692	515
TOTAL STOCKHOLDERS' EQUITY	198,047	123,560
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200,739	$124,075

STATEMENTS OF INCOME
Years ended December 31,	2015	2014	2013
Income:
Dividends from subsidiaries
Bank	$23,744	$4,013	$4,333
Trust	750	2,000	980
NAI	400	0	0
Interest and dividends on securities	2	1	2
Security gains/(losses)	0	0	21
Other income	0	764	0
TOTAL INCOME	24,896	6,778	5,336
Interest on borrowings	(35)	(15)	(16)
Other expenses	(4,817)	(1,492)	(1,659)
Income before income tax benefit and undistributed subsidiary income	20,044	5,271	3,661
Income tax benefit	991	512	562
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	(12,837)	4,987	4,162
Trust	71	(1,134)	(449)
NAI	(214)	(671)	(156)
NET INCOME	$8,055	$8,965	$7,780

STATEMENTS OF CASH FLOWS
Years ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net income	$8,055	$8,965	$7,780
Adjustments to reconcile net income to net cash
from operating activities:
Security (gains)/losses	0	0	(24)
Impairment of securities	0	0	3
Dividends in excess of net income (Equity in undistributed net income of subsidiary)	12,980	(3,182)	(3,557)
Other	(269)	(982)	(270)
NET CASH FROM OPERATING ACTIVITIES	20,766	4,801	3,932

Cash flows from investing activities:
Proceeds from maturities of available for sale securities	0	0	56
Purchase of National Associates, Inc.	0	0	(2,111)
Net cash paid in business combinations	(18,077)	0	0
NET CASH FROM INVESTING ACTIVITIES	(18,077)	0	(2,055)

Cash flows from financing activities:
Proceeds from reissuance of treasury shares	0	32	0
Purchase of treasury shares	(213)	(2,882)	(1,606)
Cash dividends paid	(2,683)	(2,236)	(2,248)
NET CASH FROM FINANCING ACTIVITIES	(2,896)	(5,086)	(3,854)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(207)	(285)	(1,977)

Beginning cash and cash equivalents	1,564	1,849	3,826
Ending cash and cash equivalents	$1,357	$1,564	$1,849

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2015, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2015 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

Crowe Horwath LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2015. The audit report by Crowe Horwath is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 20, 2016 (the “2016 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2016 Annual Meeting to be filed with the Commission (“2016 Proxy Statement”).

Executive Officers of the Registrant

The names, ages and positions of Farmers’ executive officers as of March 10, 2016:

Name	Age	Title
Carl D. Culp	52	Executive Vice President, Secretary and Treasurer of Farmers and Executive Vice-President and Chief Financial Officer of Farmers Bank.
Joseph Gerzina	60	Senior Vice President, Chief Lending Officer and Regional President of Farmers Bank
Mark L. Graham	61	Executive Vice President and Chief Credit Officer of Farmers Bank
Kevin J. Helmick	44	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	46	Senior Vice President and Chief Information Officer of Farmers Bank
Mark A. Nicastro	45	Senior Vice President and Director of Human Resources of Farmers Bank
Joseph W. Sabat	55	Vice President and Controller of Farmers Bank
Timothy Shaffer	54	Senior Vice President and Regional President of Farmers Bank
Amber Wallace Soukenik	50	Senior Vice President and Chief Retail/Marketing Officer of Farmers Bank
James VanSickle	45	Senior Vice President and Chief Risk Officer of Farmers Bank
Mark R. Witmer	51	Senior Executive Vice President, Chief Banking Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Culp has served as Executive Vice President and Treasurer of Farmers and Executive Vice President and Chief Financial Officer of Farmers Bank since March 1996. Prior to that time, Mr. Culp was Controller of Farmers and Farmers Bank from November 1995. Mr. Culp has 30 years of experience in finance and accounting in the banking industry, and is a certified public accountant.

Mr. Gerzina currently serves as Regional President and Chief Lending Officer, and brings 33 years of experience in commercial and private banking. Prior to joining Farmers Bank, Mr. Gerzina was a Managing Partner at Weather Vane Capital, and previously held the role of Senior Vice President and Regional Commercial Manager (2002-2009) with Huntington Bank. He was appointed as an executive officer of Farmers in 2012.

Mr. Graham has over 38 years of experience with Farmers Bank. During his tenure, Mr. Graham has held a variety of positions in Farmers Bank’s commercial loan department. Mr. Graham has served as Executive Vice President and Chief Credit Officer of Farmers Bank since January 2012; for the four years prior to that appointment, Mr. Graham served as Senior Vice President and Senior Lending Officer of Farmers Bank.

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013. Prior to becoming President Mr. Helmick was Secretary of Farmers and Executive Vice President – Wealth Management and Retail Services of Farmers Bank since January 2012.  Mr. Helmick has been with the Company for 21 years and has a retail and investment background, including an MBA and CFP designation.  From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Farmers National Investments.  In 2008 Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of Farmers National Investments, the retail investment area of Farmers Bank, Farmers Insurance, and all branch sales and operational functions.

Mr. Jackson is the Senior Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009. Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993. He has over 23 years of experience in the IT field. Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Senior Vice President and Director of Human Resources of Farmers Bank, a position he has held since joining Farmers in July 2009. Prior to that appointment, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007. Mr. Nicastro has an MBA, and has more than 18 years of experience in Human Resource Management from both large multi-national banks and regional community banks. He was appointed as an executive officer in 2012.

Mr. Sabat has served as Vice President and Controller of Farmers Bank since April 2006. Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm. Mr. Sabat has 20 years of experience in the accounting, finance and auditing fields. He is a certified public accountant and was appointed as an executive officer in 2012.

Mr. Shaffer serves as Regional President and has held that title since July of 2015.  Previously, Mr. Shaffer served as the Director of Commercial Banking & Private Client Services.  In October of 2011 Mr. Shaffer joined Farmers Bank as the Commercial Lending Manager, overseeing commercial lending, small business lending and treasury management. Mr. Shaffer has over 26 years of Banking and Lending experience in the Mahoning Valley market.  Mr. Shaffer was appointed as an executive officer in 2014.

Ms. Wallace Soukenik has served as Senior Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013.  In August 2008 Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing.  She has 26 years of experience in the Marketing field. Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital, where she managed a $14 million endowment, a $1.5 million marketing budget and all physician contracts. She was appointed as an executive officer in 2012.

Mr. VanSickle is a Senior Vice President and Chief Risk Officer of Farmers National Bank.  Mr. VanSickle joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015.  Prior to the merger Mr. VanSickle served as the Chief Financial Officer of First National Bank of Orrville and brings more than 20 years of experience as a financial executive.

Mr. Witmer is the Senior Executive Vice President and Chief Banking Officer of Farmers National Bank.  Mr. Witmer joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015.  Prior to the merger Mr. Witmer served as the Chief Executive Officer of First National Bank of Orrville.  Mr. Witmer has more than 25 years of leadership, community banking and lending experience.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in 2016 Proxy Statement. These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2015 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2016 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2016 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Equity Compensation Plan Information” in the 2016 Proxy Statement of the Company.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2016 Proxy Statement of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2016 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2016 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2016 Proxy Statement.

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

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	March 10, 2016
Kevin J. Helmick	(Principal Executive Officer)
/s/ Carl D. Culp	Executive Vice President, Secretary and Treasurer	March 10, 2016
Carl D. Culp	(Principal Financial Officer)
/s/ Joseph W. Sabat	Controller	March 10, 2016
Joseph W. Sabat	(Principal Accounting Officer)
/s/ Gregory C. Bestic*	Director	March 10, 2016
Gregory C. Bestic
/s/ Anne Frederick Crawford*	Director	March 10, 2016
Anne Frederick Crawford
/s/ Lance J. Ciroli*	Chairman of the Board	March 10, 2016
Lance J. Ciroli
/s/ Ralph D. Macali*	Director	March 10, 2016
Ralph D. Macali
/s/ Terry A. Moore*	Director	March 10, 2016
Terry A. Moore
/s/ David Z. Paull*	Director	March 10, 2016
David Z. Paull
/s/ Earl R. Scott*	Director	March 10, 2016
Earl R. Scott
/s/ James R. Smail*	Director	March 10, 2016
James R. Smail
/s/ Gregg Strollo*	Director	March 10, 2016
Gregg Strollo
/s/ Howard J. Wenger*	Director	March 10, 2016
Howard J. Wenger

*

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

10.2

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
10.7*

Farmers National Banc Corp. Form of 2012 Award Agreement under Long-Term Incentive Plan (incorporated by reference from Exhibit 10.6 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 13, 2013).

10.8*

Farmers National Banc Corp. Form of 2013 Award Agreement under Long-Term Incentive Plan (incorporated by reference from Exhibit 10.5 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Commission on March 13, 2014).

10.9*	Farmers National Banc Corp. Form of Cash Long-Term Incentive Award Agreement under Long-Term Incentive Plan (filed herewith).
10.10*	Farmers National Banc Corp. Form of Equity Long-Term Incentive Award Agreement under 2012 Equity Incentive Plan (filed herewith).
10.11*

Farmers National Banc Corp. Form of Notice of Grant and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

10.12*	Nonemployee Director Compensation (filed herewith).
10.13*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).
10.14*	Farmers National Banc Corp. Executive Separation Policy (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).
10.15*	Change in Control Agreement with Kevin J. Helmick (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).

Exhibit Number	Description
10.16*	Form of Change in Control Agreements for Executive Officers (incorporated by reference from Exhibit 10.3 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).
21	Subsidiaries of Farmers (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney of Directors and Executive Officers (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer)(filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

*	Constitutes a management contract or compensatory plan or arrangement.

Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Executive Vice President and Treasurer, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.