Form 10-Q
period 2016-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2016-05-05
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, No Par Value	26,924,384 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$19,771	$22,500
Federal funds sold and other	14,848	33,514
TOTAL CASH AND CASH EQUIVALENTS	34,619	56,014
Securities available for sale	387,093	394,312
Loans held for sale	488	1,769
Loans	1,315,501	1,296,865
Less allowance for loan losses	9,390	8,978
NET LOANS	1,306,111	1,287,887
Premises and equipment, net	24,052	24,190
Goodwill	35,090	35,090
Other intangibles	7,484	7,821
Bank owned life insurance	29,446	29,234
Other assets	35,924	33,585
TOTAL ASSETS	$1,860,307	$1,869,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$334,391	$314,650
Interest-bearing	1,111,491	1,094,397
TOTAL DEPOSITS	1,445,882	1,409,047
Short-term borrowings	175,617	225,832
Long-term borrowings	21,961	22,153
Other liabilities	12,865	14,823
TOTAL LIABILITIES	1,656,325	1,671,855
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 27,590,531 in 2016 and 2015	176,488	176,287
Retained earnings	30,036	26,316
Accumulated other comprehensive income	2,315	133
Treasury stock, at cost; 666,147 shares in 2016 and 646,247 in 2015	(4,857)	(4,689)
TOTAL STOCKHOLDERS' EQUITY	203,982	198,047
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,860,307	$1,869,902

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended
(Unaudited)	March 31, 2016	March 31, 2015
INTEREST AND DIVIDEND INCOME
Loans, including fees	$15,270	$7,684
Taxable securities	1,437	1,647
Tax exempt securities	889	615
Dividends	113	48
Federal funds sold and other interest income	38	5
TOTAL INTEREST AND DIVIDEND INCOME	17,747	9,999
INTEREST EXPENSE
Deposits	707	887
Short-term borrowings	175	11
Long-term borrowings	118	109
TOTAL INTEREST EXPENSE	1,000	1,007
NET INTEREST INCOME	16,747	8,992
Provision for loan losses	780	450
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,967	8,542
NONINTEREST INCOME
Service charges on deposit accounts	935	603
Bank owned life insurance income	212	139
Trust fees	1,496	1,647
Insurance agency commissions	139	146
Security gains	0	10
Retirement plan consulting fees	489	504
Investment commissions	236	298
Net gains on sale of loans	402	123
Other operating income	1,037	567
TOTAL NONINTEREST INCOME	4,946	4,037
NONINTEREST EXPENSES
Salaries and employee benefits	7,554	5,542
Occupancy and equipment	1,664	1,111
State and local taxes	393	245
Professional fees	529	476
Merger related cost	289	245
Advertising	345	217
FDIC insurance	283	177
Intangible amortization	337	167
Core processing charges	638	381
Other operating expenses	2,412	1,190
TOTAL NONINTEREST EXPENSES	14,444	9,751
INCOME BEFORE INCOME TAXES	6,469	2,828
INCOME TAXES	1,671	617
NET INCOME	$4,798	$2,211
EARNINGS PER SHARE - basic and diluted	$0.18	$0.12

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	March 31, 2016	March 31, 2015
NET INCOME	$4,798	$2,211
Other comprehensive income:
Net unrealized holding gains on available for sale securities	3,357	2,310
Reclassification adjustment for (gains) realized in income	0	(10)
Net unrealized holding gains	3,357	2,300
Income tax effect	(1,175)	(806)
Other comprehensive income, net of tax	2,182	1,494
TOTAL COMPREHENSIVE INCOME	$6,980	$3,705

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(In Thousands of Dollars)
(Unaudited)	For the Three Months Ended March 31, 2016
COMMON STOCK
Beginning balance	$176,287
Stock compensation expense for 383,222 unvested shares	201
Ending balance	176,488

RETAINED EARNINGS
Beginning balance	26,316
Net income	4,798
Dividends declared at $.04 per share	(1,078)
Ending balance	30,036

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning balance	133
Other comprehensive income	2,182
Ending balance	2,315

TREASURY STOCK, AT COST
Beginning balance	(4,689)
Purchased 19,900 shares	(168)
Ending balance	(4,857)
TOTAL STOCKHOLDERS' EQUITY	$203,982

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Three Months Ended
(Unaudited)	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,798	$2,211
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	780	450
Depreciation and amortization	904	467
Net amortization of securities	530	363
Security gains	0	(10)
Stock compensation expense	201	58
Loss on sale of other real estate owned	200	13
Earnings on bank owned life insurance	(212)	(139)
Origination of loans held for sale	(12,885)	(3,509)
Proceeds from loans held for sale	14,568	3,997
Net gains on sale of loans	(402)	(123)
Net change in other assets and liabilities	(5,983)	(2,913)
NET CASH FROM OPERATING ACTIVITIES	2,499	865
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	12,013	11,420
Proceeds from sales of securities available for sale	10	40,913
Purchases of securities available for sale	(1,977)	(23,182)
Loan originations and payments, net	(19,192)	(10,413)
Proceeds from sale of other real estate owned	375	113
Purchase of bank owned life insurance	0	(6,000)
Additions to premises and equipment	(281)	(189)
NET CASH FROM INVESTING ACTIVITIES	(9,052)	12,662
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	36,835	(6,295)
Net change in short-term borrowings	(50,215)	3,082
Repayment of long-term borrowings	(216)	(25,261)
New advances for long-term borrowings	0	15,000
Cash dividends paid	(1,078)	(552)
Repurchase of common shares	(168)	0
NET CASH FROM FINANCING ACTIVITIES	(14,842)	(14,026)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,395)	(499)
Beginning cash and cash equivalents	56,014	27,428
Ending cash and cash equivalents	$34,619	$26,929
Supplemental cash flow information:
Interest paid	$974	$1,031
Income taxes paid	$1,000	$300
Supplemental noncash disclosures:
Transfer of loans to other real estate	$188	$122
Security purchases not settled	$0	$7,298

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The Company acquired First National Bank of Orrville (“First National Bank”) a subsidiary of National Bancshares Corporation (“NBOH”) and 1st National Community Bank (“FNCB”) a subsidiary of Tri-State 1st Banc, Inc. (“Tri-State”) during 2015 and consolidated all activity of both acquisitions within the Bank.  The consolidated financial statements also include the accounts of the Farmers National Bank of Canfield’s subsidiaries; Farmers National Insurance (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”).  The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), retirement consulting services through National Associates, Inc. (“NAI”) and insurance services through the Bank’s subsidiary, Insurance.  The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with Trust and NAI. All significant intercompany balances and transactions have been eliminated in the consolidation.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year. Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

New Accounting Standards:

In March 2016, FASB issued Accounting Standards Update (ASU) 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this Update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this Update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This ASU is the final version of Proposed Accounting Standards Update—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which has been deleted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The amendments in this Update create Topic 842 Leases, and supersede the leases requirements in Topic 840 Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This ASU is the final version of Proposed Accounting Standards Update (Revised) 2013-270—Leases (Topic 842), which has been deleted. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-220—Financial Instruments—Overall (Subtopic 825-10) and Proposed Accounting Standards Update 2013-221—Financial Instruments—Overall (Subtopic 825-10). The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

Business Acquisitions:

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

Goodwill of $2.8 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies. The goodwill was determined not to be deductible for income tax purposes. The fair value of other intangible assets of $1.2 million is related to core deposits.

On June 19, 2015, the Company completed the acquisition of all outstanding stock of NBOH, the parent company of First National Bank of Orrville. The transaction involved both cash and 7,262,955 shares of stock totaling $74.8 million. First National Bank of Orrville branches became branches of Farmers National Bank of Canfield.  Pursuant to the Agreement, each shareholder of NBOH received either $32.15 per share in cash or 4.034 shares of Farmers’ common stock, subject to an overall limitation of 80% of the shares of NBOH being exchanged for stock and 20% for cash.

Goodwill of $26.7 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill was determined not to be deductible for income tax purposes.  The fair value of other intangible assets of $4.4 million is related to core deposits.

The acquisitions provide an attractive mix of additional loans and deposits and helps the Company achieve additional operating scale that will drive earnings per share growth. In addition to the financial benefits, the merger is a significant step in the Company’s strategy to expand its footprint.

The following table summarizes the consideration paid for Tri-State and NBOH and the amounts of the assets acquired and liabilities assumed on the closing date of each acquisition.

	(In Thousands of Dollars)
	Tri-State	NBOH
Consideration
Cash	$3,607	$15,732
Stock	10,733	59,048
Fair value of total consideration transferred	$14,340	$74,780
Fair value of assets acquired
Cash and due from financial institutions	$13,553	$37,035
Securities available for sale	48,300	51,340
Loans, net	66,374	430,035
Premises and equipment	1,935	6,105
Bank owned life insurance	3,274	2,891
Core deposit intangible	1,173	4,409
Other assets	1,329	7,996
Total assets	135,938	539,811
Fair value of liabilities assumed
Deposits	114,342	423,661
Short-term borrowings	0	65,537
Long-term borrowings	2,002	0
Accrued interest payable and other liabilities	8,072	2,514
Total liabilities	124,416	491,712
Net assets acquired	$11,522	$48,099
Goodwill created	2,818	26,681
Total net assets acquired	$14,340	$74,780

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to the financial instruments acquired from Tri-State will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans.  Purchase credit impaired loans would have shown evidence of credit deterioration since origination.

The following table presents pro forma information as if both acquisitions that occurred during 2015 actually took place at the beginning of 2015. The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed date.

For Three Months Ended March 31,
(In thousands of dollars except per share results)	2015
Net interest income	$14,992
Net income	$3,996
Basic and diluted earnings per share	$0.16

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2016
U.S. Treasury and U.S. government sponsored entities	$10,235	$62	$(3)	$10,294
State and political subdivisions	136,503	2,691	(99)	139,095
Corporate bonds	1,134	15	0	1,149
Mortgage-backed securities - residential	189,492	2,306	(1,064)	190,734
Collateralized mortgage obligations - residential	26,957	10	(491)	26,476
Small Business Administration	19,216	1	(161)	19,056
Equity securities	204	122	(37)	289
Totals	$383,741	$5,207	$(1,855)	$387,093

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2015
U.S. Treasury and U.S. government sponsored entities	$11,120	$38	$(52)	$11,106
State and political subdivisions	136,781	2,354	(412)	138,723
Corporate bonds	1,134	5	(5)	1,134
Mortgage-backed securities - residential	197,289	1,433	(2,135)	196,587
Collateralized mortgage obligations - residential	28,035	0	(870)	27,165
Small Business Administration	19,755	1	(457)	19,299
Equity securities	203	127	(32)	298
Totals	$394,317	$3,958	$(3,963)	$394,312

Proceeds from the sale of portfolio securities were $10 thousand during the three month period ended March 31, 2016. Gross gains of $1 thousand and gross losses of $1 thousand were realized on these sales during the three month period ended March 31, 2016. Proceeds from the sale of portfolio securities were $40.9 million during the three month period ended March 31, 2015. Gross gains were $73 thousand along with gross losses of $63 thousand during the same three month period ended March 31, 2015.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2016
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$16,598	$16,704
One to five years	68,090	69,282
Five to ten years	54,801	56,129
Beyond ten years	8,383	8,423
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	235,665	236,266
Total	$383,537	$386,804

The following table summarizes the investment securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2016
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$1,668	$(3)	$200	$0	$1,868	$(3)
State and political subdivisions	14,045	(90)	566	(9)	14,611	(99)
Mortgage-backed securities - residential	23,062	(124)	48,845	(940)	71,907	(1,064)
Collateralized mortgage obligations - residential	7,655	(21)	12,455	(470)	20,110	(491)
Small Business Administration	10,037	(19)	8,961	(142)	18,998	(161)
Equity securities	112	(37)	0	0	112	(37)
Total	$56,579	$(294)	$71,027	$(1,561)	$127,606	$(1,855)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2015
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$6,044	$(51)	$199	$(1)	$6,243	$(52)
State and political subdivisions	22,016	(167)	12,635	(245)	34,651	(412)
Corporate bonds	102	(1)	478	(4)	580	(5)
Mortgage-backed securities - residential	79,301	(1,044)	40,794	(1,091)	120,095	(2,135)
Collateralized mortgage obligations - residential	14,342	(169)	12,695	(701)	27,037	(870)
Small Business Administration	0	0	19,237	(457)	19,237	(457)
Equity securities	88	(32)	0	0	88	(32)
Total	$121,893	$(1,464)	$86,038	$(2,499)	$207,931	$(3,963)

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

As of March 31, 2016, the Company’s security portfolio consisted of 470 securities, 97 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2016	December 31, 2015
Originated loans:
Commercial real estate
Owner occupied	$112,454	$113,160
Non-owner occupied	150,137	139,502
Other	50,002	50,855
Commercial	168,686	157,447
Residential real estate
1-4 family residential	192,001	179,657
Home equity lines of credit	43,985	41,171
Consumer
Indirect	127,118	127,335
Direct	19,965	17,325
Other	4,708	4,508
Subtotal	$869,056	$830,960
Net deferred loan costs	2,698	2,731
Allowance for loan losses	(9,376)	(8,947)
Total originated loans	$862,378	$824,744
Acquired loans:
Commercial real estate
Owner occupied	$132,512	$131,673
Non-owner occupied	27,102	28,045
Other	19,397	23,536
Commercial	65,683	73,621
Residential real estate
1-4 family residential	130,545	133,701
Home equity lines of credit	39,508	40,929
Consumer
Direct	28,725	31,465
Other	275	204
Subtotal	$443,747	$463,174
Allowance for loan losses	(14)	(31)
Total acquired loans	443,733	463,143
Net loans	$1,306,111	$1,287,887

Certain loan categories have been reclassified in the current presentation.  The reclassifications had no effect on net income or stockholders’ equity.

Purchased credit impaired loans

As part of the NBOH acquisition the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected. The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	March 31, 2016	December 31, 2015
Commercial real estate
Owner occupied	$696	$986
Non-owner occupied	477	501
Commercial	1,273	1,576
Total outstanding balance	$2,446	$3,063
Carrying amount, net of allowance of $14 in 2016 and $31 in 2015	$1,902	$2,184

Accretable yield, or income expected to be collected, is shown in the table below:

(In Thousands of Dollars)	March 31, 2016
Beginning balance	$323
New loans purchased	0
Accretion of income	(18)
Ending balance	$305

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three months ended March 31, 2016.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978
Provision for loan losses	43	64	75	446	152	780
Loans charged off	0	0	(34)	(544)	0	(578)
Recoveries	11	15	28	156	0	210
Total ending allowance balance	$3,181	$1,452	$1,914	$2,218	$625	$9,390

Three Months Ended March 31, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632
Provision for loan losses	232	(70)	10	352	(74)	450
Loans charged off	(4)	0	(81)	(533)	0	(618)
Recoveries	13	1	22	223	0	259
Total ending allowance balance	$2,917	$1,351	$1,640	$1,705	$110	$7,723

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

March 31, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$418	$5	$59	$0	$0	$482
Collectively evaluated for impairment	2,763	1,433	1,855	2,218	625	8,894
Acquired loans	0	0	0	0	0	0
Acquired with deteriorated credit quality	0	14	0	0	0	14
Total ending allowance balance	$3,181	$1,452	$1,914	$2,218	$625	$9,390

Loans:
Loans individually evaluated for impairment	$5,444	$670	$3,354	$88	$0	$9,556
Loans collectively evaluated for impairment	306,334	167,728	232,190	155,946	0	862,198
Acquired loans	178,030	64,748	170,053	29,000	0	441,831
Acquired with deteriorated credit quality	981	935	0	0	0	1,916
Total ending loans balance	$490,789	$234,081	$405,597	$185,034	$0	$1,315,501

December 31, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$429	$5	$63	$0	$0	$497
Collectively evaluated for impairment	2,698	1,337	1,782	2,160	473	8,450
Acquired loans	0	0	0	0	0	0
Acquired with deteriorated credit quality	0	31	0	0	0	31
Total ending allowance balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978

Loans:
Loans individually evaluated for impairment	$5,853	$712	$3,414	$103	$0	$10,082
Loans collectively evaluated for impairment	296,866	156,415	217,023	153,305	0	823,609
Acquired loans	181,987	72,673	174,630	31,669	0	460,959
Acquired with deteriorated credit quality	1,267	948	0	0	0	2,215
Total ending loans balance	$485,973	$230,748	$395,067	$185,077	$0	$1,296,865

The following tables present information related to impaired loans by class of loans as of March 31, 2016 and December 31, 2015:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2016
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,582	$2,062	$0
Non-owner occupied	336	335	0
Commercial	793	590	0
Residential real estate
1-4 family residential	2,540	2,275	0
Home equity lines of credit	248	233	0
Consumer	173	88	0
Subtotal	6,672	5,583	0

With an allowance recorded:
Commercial real estate
Owner occupied	1,587	1,585	373
Non-owner occupied	1,463	1,462	45
Commercial	80	80	5
Residential real estate
1-4 family residential	780	760	57
Home equity lines of credit	86	86	2
Subtotal	3,996	3,973	482
Total	$10,668	$9,556	$482

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2015
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,956	$2,436	$0
Non-owner occupied	343	342	0
Commercial	834	631	0
Residential real estate
1-4 family residential	2,575	2,310	0
Home equity lines of credit	283	268	0
Consumer	214	103	0
Subtotal	7,205	6,090	0

With an allowance recorded:
Commercial real estate
Owner occupied	1,597	1,595	379
Non-owner occupied	1,480	1,480	50
Commercial	81	81	5
Residential real estate
1-4 family residential	769	749	61
Home equity lines of credit	87	87	2
Subtotal	4,014	3,992	497
Total	$11,219	$10,082	$497

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three month periods ended March 31, 2016 and 2015:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended March 31,		For Three Months Ended March 31,
(In Thousands of Dollars)	2016	2015	2016	2015
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,307	$2,311	$10	$16
Non-owner occupied	336	387	4	6
Commercial	614	463	5	6
Residential real estate
1-4 family residential	2,292	2,125	38	31
Home equity lines of credit	240	251	3	3
Consumer	116	91	3	4
Subtotal	5,905	5,628	63	66

With an allowance recorded:
Commercial real estate
Owner occupied	1,589	2,870	9	24
Non-owner occupied	1,469	1,537	19	20
Commercial	80	1,117	1	1
Residential real estate
1-4 family residential	749	983	9	9
Home equity lines of credit	86	90	1	1
Subtotal	3,973	6,597	39	55
Total	$9,878	$12,225	$102	$121

Cash basis interest recognized during the three month periods ended March 31, 2016 and 2015 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$2,943	$0	$3,313	$0
Non-owner occupied	336	2	345	0
Commercial	571	0	541	73
Residential real estate
1-4 family residential	2,194	451	2,406	336
Home equity lines of credit	131	60	127	112
Consumer
Indirect	216	122	266	297
Direct	19	0	30	3
Other	0	10	0	24
Total originated loans	$6,410	$645	$7,028	$845
Acquired loans:
Commercial real estate
Owner occupied	$138	$0	$126	$18
Other	75	0	92	0
Commercial	976	0	1,068	0
Residential real estate
1-4 family residential	447	752	458	467
Home equity lines of credit	124	7	125	7
Consumer
Direct	136	0	161	50
Total acquired loans	$1,896	$759	$2,030	$542
Total loans	$8,306	$1,404	$9,058	$1,387

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2016
Originated loans:
Commercial real estate
Owner occupied	$182	$0	$2,943	$3,125	$109,067	$112,192
Non-owner occupied	0	0	338	338	149,417	149,755
Other	0	0	0	0	49,831	49,831
Commercial	87	48	571	706	167,692	168,398
Residential real estate
1-4 family residential	1,571	1,307	2,645	5,523	185,987	191,510
Home equity lines of credit	318	4	191	513	43,521	44,034
Consumer
Indirect	1,423	312	338	2,073	129,117	131,190
Direct	227	41	19	287	19,848	20,135
Other	17	12	10	39	4,670	4,709
Total originated loans:	$3,825	$1,724	$7,055	$12,604	$859,150	$871,754
Acquired loans:
Commercial real estate
Owner occupied	$500	$523	$138	$1,161	$131,351	$132,512
Non-owner occupied	71	0	0	71	27,031	27,102
Other	0	0	75	75	19,322	19,397
Commercial	567	775	976	2,318	63,365	65,683
Residential real estate
1-4 family residential	749	668	1,199	2,616	127,929	130,545
Home equity lines of credit	86	62	131	279	39,229	39,508
Consumer
Direct	470	50	136	656	28,069	28,725
Other	2	0	0	2	273	275
Total acquired loans	$2,445	$2,078	$2,655	$7,178	$436,569	$443,747
Total loans	$6,270	$3,802	$9,710	$19,782	$1,295,719	$1,315,501

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2015
Originated loans:
Commercial real estate
Owner occupied	$34	$0	$3,313	$3,347	$109,532	$112,879
Non-owner occupied	0	0	345	345	138,824	139,169
Other	112	0	0	112	50,559	50,671
Commercial	0	0	614	614	156,513	157,127
Residential real estate
1-4 family residential	1,694	402	2,742	4,838	174,376	179,214
Home equity lines of credit	62	5	239	306	40,917	41,223
Consumer
Indirect	2,059	525	563	3,147	128,280	131,427
Direct	311	5	33	349	17,124	17,473
Other	13	10	24	47	4,461	4,508
Total originated loans	$4,285	$947	$7,873	$13,105	$820,586	$833,691
Acquired loans:
Commercial real estate
Owner occupied	$669	$0	$144	$813	$130,860	$131,673
Non-owner occupied	0	0	0	0	28,045	28,045
Other	0	0	92	92	23,444	23,536
Commercial	276	2	1,068	1,346	72,275	73,621
Residential real estate
1-4 family residential	1,994	244	925	3,163	130,538	133,701
Home equity lines of credit	78	11	132	221	40,708	40,929
Consumer
Direct	567	56	211	834	30,631	31,465
Other	0	0	0	0	204	204
Total acquired loans	$3,584	$313	$2,572	$6,469	$456,705	$463,174
Total loans	$7,869	$1,260	$10,445	$19,574	$1,277,291	$1,296,865

Troubled Debt Restructurings:

Total troubled debt restructurings were $8.8 million and $9.3 million at March 31, 2016 and December 31, 2015, respectively. The Company has allocated $497 thousand and $528 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2016 and December 31, 2015. There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at March 31, 2016 and at December 31, 2015.

During the three month periods ended March 31, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a legal concession.  During 2016, the terms of such loans included a reduction of the stated interest rate of the loan by 1.24% and an extension of the maturity date by 120 months. During the same three month period in 2015, loans modified as trouble debt restructurings had loan maturity dates extended in the range of 9 to 120 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month periods ended March 31, 2016 and 2015:

		Pre-Modification	Post-Modification
Three Months Ended March 31, 2016	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	3	$47	$48
Indirect	8	77	77
Total originated loans	11	124	125
Acquired loans:
Consumer	1	33	33
Total loans	12	$157	$158

		Pre-Modification	Post-Modification
Three Months Ended March 31, 2015	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$8	$8
Residential real estate
1-4 family residential	3	354	354
Home equity lines of credit	1	50	50
Indirect	2	36	36
Total	7	$448	$448

There were $11 thousand in charge offs and a $11 thousand increase to the provision for loan losses during the three month period ended March 31, 2016, as a result of troubled debt restructurings. There were $35 thousand in charge offs and a  $33 thousand increase to the provision for loan losses during the three month period ended March 31, 2015, as a result of troubled debt restructurings.

There was one residential real estate loan and one home equity line of credit for which there was a payment default for both within twelve months following the modification of the troubled debt restructuring during the three month period ended March 31, 2016.  These loans were past due at March 31, 2016.  There was no provision recorded as a result of the defaults during 2016.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There was one residential real estate loan modified as a troubled debt restructuring for which there was a payment default within the twelve months following the modification during the three month period ended March 31, 2015. This loan was past due at March 31, 2015.  There was a $23 thousand provision to the loan losses as a result of the default during 2015.

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

As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Total
March 31, 2016
Originated loans:
Commercial real estate
Owner occupied	$106,803	$1,053	$4,336	$0	$112,192
Non-owner occupied	146,493	444	2,818	0	149,755
Other	49,542	0	289	0	49,831
Commercial	165,376	926	2,096	0	168,398
Total originated loans	$468,214	$2,423	$9,539	$0	$480,176
Acquired loans:
Commercial real estate
Owner occupied	$129,709	$783	$2,020	$0	$132,512
Non-owner occupied	25,975	736	391	0	27,102
Other	18,723	476	198	0	19,397
Commercial	61,053	1,594	3,036	0	65,683
Total acquired loans	$235,460	$3,589	$5,645	$0	$244,694
Total loans	$703,674	$6,012	$15,184	$0	$724,870

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Total
December 31, 2015
Originated loans:
Commercial real estate
Owner occupied	$107,222	$1,069	$4,588	$0	$112,879
Non-owner occupied	135,847	461	2,861	0	139,169
Other	50,376	0	295	0	50,671
Commercial	154,215	939	1,973	0	157,127
Total originated loans	$447,660	$2,469	$9,717	$0	$459,846
Acquired loans:
Commercial real estate
Owner occupied	$130,028	$0	$1,645	$0	$131,673
Non-owner occupied	26,141	1,340	564	0	28,045
Other	22,843	476	217	0	23,536
Commercial	69,674	635	3,312	0	73,621
Total acquired loans	$248,686	$2,451	$5,738	$0	$256,875
Total loans	$696,346	$4,920	$15,455	$0	$716,721

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. In the 1-4 family residential real estate portfolio at March 31, 2016 there were $430 thousand of other real estate owned properties and $791 thousand of properties in foreclosure.  Other real estate owned and foreclosure properties were $328 thousand and $857 thousand at December 31, 2015, respectively.

The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of March 31, 2016 and December 31, 2015. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
March 31, 2016
Originated loans:
Performing	$188,865	$43,843	$130,852	$20,116	$4,699
Nonperforming	2,645	191	338	19	10
Total originated loans	$191,510	$44,034	$131,190	$20,135	$4,709
Acquired loans:
Performing	$129,346	$39,377	$0	$28,589	$275
Nonperforming	1,199	131	0	136	0
Total acquired loans	130,545	39,508	0	28,725	275
Total loans	$322,055	$83,542	$131,190	$48,860	$4,984

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2015
Originated loans:
Performing	$176,472	$40,984	$130,864	$17,440	$4,484
Nonperforming	2,742	239	563	33	24
Total originated loans	$179,214	$41,223	$131,427	$17,473	$4,508
Acquired loans:
Performing	$132,776	$40,797	$0	$31,254	$204
Nonperforming	925	132	0	211	0
Total acquired loans	133,701	40,929	0	31,465	204
Total loans	$312,915	$82,152	$131,427	$48,938	$4,712

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

Summary information about these interest-rate swaps at periods ended March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Notional amounts (In thousands)	$35,299	$30,763
Weighted average pay rate on interest-rate swaps	4.26%	4.25%
Weighted average receive rate on interest-rate swaps	2.81%	2.70%
Weighted average maturity (years)	4.0	4.1
Fair value of combined interest-rate swaps (In thousands)	$1,563	$789

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income. For the three month periods ended March 31, 2016 and 2015 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended March, 31,
	2016	2015
Basic EPS
Net income (In thousands)	$4,798	$2,211
Weighted average shares outstanding	27,047,168	18,427,901
Basic earnings per share	$0.18	$0.12

Diluted EPS
Net income (In thousands)	$4,798	$2,211
Weighted average shares outstanding for basic earnings per share	27,047,168	18,427,901
Dilutive effect of restricted stock awards	10,670	1,408
Weighted average shares for diluted earnings per share	27,057,838	18,429,309
Diluted earnings per share	$0.18	$0.12

There were no restricted stock awards that were considered anti-dilutive for the three month periods ended March 31, 2016 and 2015.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”). The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were 62,242 additional shares granted under the Plan during the three month period ended March 31, 2016. Expense recognized for the Plan was $201 thousand for the three month period ended March 31, 2016.  As of March 31, 2016, there was $2.0 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.8 years. There were 80,918 shares granted and $58 thousand of expense recognized for the Plan for the three month period ended March 31, 2015.

Granted shares are earned upon meeting certain target performance metrics that are measured using extensive performance review scorecards.  The main metrics used include earnings per share, return on average assets and the efficiency ratio. The shares have forfeitable dividend rights; as such the shares do not meet the definition of participating shares.

The following is the activity under the Plan during the three months ended March 31, 2016:

	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	320,980	$7.88
Granted	62,242	8.98
Vested	0	0.00
Forfeited	0	0.00
Nonvested at March 31, 2016	383,222	$8.06

Other Comprehensive Income:

The following table represents the detail of other comprehensive income for the three month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$3,357	$(1,175)	$2,182
Reclassification adjustment for (gains) losses included in net income (1)	0	0	0
Net unrealized gains on available-for-sale securities	$3,357	$(1,175)	$2,182

	Three Months Ended March 31, 2015
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$2,310	$(808)	$1,502
Reclassification adjustment for (gains) losses included in net income (1)	(10)	2	(8)
Net unrealized gains on available-for-sale securities	$2,300	$(806)	$1,494

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on

January 1, 2015 and will continue through January 1, 2019. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes as of March 31, 2016, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2016 and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at March 31, 2016 and December 31, 2015:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Common equity tier 1 capital ratio
Consolidated	$168,876	11.82%	$64,298	4.5%	N/A	N/A
Bank	161,871	11.36%	64,103	4.5%	$92,593	6.5%
Total risk based capital ratio
Consolidated	180,431	12.63%	114,307	8.0%	N/A	N/A
Bank	171,261	12.02%	113,961	8.0%	142,451	10.0%
Tier I risk based capital ratio
Consolidated	170,999	11.97%	85,730	6.0%	N/A	N/A
Bank	161,871	11.36%	85,471	6.0%	113,961	8.0%
Tier I leverage ratio
Consolidated	170,999	9.34%	74,039	4.0%	N/A	N/A
Bank	161,871	8.82%	73,442	4.0%	91,802	5.0%

December 31, 2015
Common equity tier 1 capital ratio
Consolidated	$165,451	11.59%	$64,245	4.5%	N/A	N/A
Bank	157,396	11.08%	63,938	4.5%	$92,354	6.5%
Total risk based capital ratio
Consolidated	176,571	12.37%	114,214	8.0%	N/A	N/A
Bank	166,374	11.71%	113,667	8.0%	142,084	10.0%
Tier I risk based capital ratio
Consolidated	167,550	11.74%	85,660	6.0%	N/A	N/A
Bank	157,396	11.08%	85,250	6.0%	113,667	8.0%
Tier I leverage ratio
Consolidated	167,550	9.21%	72,803	4.0%	N/A	N/A
Bank	157,396	8.65%	72,770	4.0%	90,963	5.0%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the period ended March 31, 2016 and for the year ended December 31, 2015, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$10,294	$0	$10,294	$0
State and political subdivisions	139,095	0	139,095	0
Corporate bonds	1,149	0	1,149	0
Mortgage-backed securities-residential	190,734	0	190,720	14
Collateralized mortgage obligations	26,476	0	26,476	0
Small Business Administration	19,056	0	19,056	0
Equity securities	289	289	0	0
Total investment securities	$387,093	$289	$386,790	$14
Yield maintenance provisions	$1,563	$0	$1,563	$0
Financial Liabilities
Interest rate swaps	$1,563	$0	$1,563	$0

	Fair Value Measurements at December 31, 2015 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$11,106	$0	$11,106	$0
State and political subdivisions	138,723	0	138,723	0
Corporate bonds	1,134	0	1,134	0
Mortgage-backed securities-residential	196,587	0	196,572	15
Collateralized mortgage obligations	27,165	0	27,165	0
Small Business Administration	19,299	0	19,299	0
Equity securities	298	298	0	0
Total investment securities	$394,312	$298	$393,999	$15
Yield maintenance provisions	$789	$0	$789	$0
Financial Liabilities
Interest rate swaps	$789	$0	$789	$0

There were no significant transfers between Level 1 and Level 2 during the three month periods ended March 31, 2016 and 2015. For additional information related to yield maintenance provisions and interest rate swaps see Interest –Rate Swaps note.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended March 31,
(In Thousands of Dollars)	2016	2015
Beginning Balance	$15	$10
Total unrealized gains or losses:
Included in other comprehensive income	0	0
Repayments	(1)	(1)
Acquired and/or purchased	0	0
Ending Balance	$14	$9

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$1,448	$0	$0	$1,448
Commercial	252	0	0	252
1–4 family residential	42	0	0	42

	Fair Value Measurements at December 31, 2015 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$1,448	$0	$0	$1,448
Commercial	1,514	0	0	1,514
1–4 family residential	42	0	0	42
Consumer	13	0	0	13

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.1 million with a valuation allowance of $348 thousand at March 31, 2016, resulting in no additional provision for loan losses for the three month period. At December 31, 2015, impaired loans had a principal balance of $3.4 million, with a valuation allowance of $383 thousand. Loans measured at fair value at March 31, 2015 resulted in an additional provision for loan losses of $215 thousand during the three month period ended March 31, 2015. Excluded from the fair value of impaired loans, at March 31, 2016 and December 31, 2015, discussed above are $2.9 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which are not carried at fair value.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended March 31, 2016 and December 31, 2015:

March 31, 2016	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$31	Sales Comparison	Adjustment for differences between comparable sales	(24.02%)
Commercial real estate	1,417	Quoted price for loan relationship	Offer Price	1% - 15% 8.40%
Commercial	252	Quoted price for loan relationship	Offer Price	(3.01%)
Residential	42	Sales comparison	Adjustment for differences between comparable sales	(13.49%) - 15.90% (10.65%)

December 31, 2015	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$701	Income approach	Adjustment for differences between earning multiplier	(49.42%) - 40.89% 35.33%
	747	Quoted price for loan relationship	Offer price	1.01%
Commercial	252	Quoted price for loan relationship	Offer price	(3.01%)
	1,262	Income approach	Adjustment for differences between earning multiplier	(29.77%)
Residential	42	Sales comparison	Adjustment for differences between comparable sales	(18.32%) - 24.16% (14.02%)
Consumer	13	Sales comparison	Adjustment for differences between comparable sales	(12.86%) - 11.97% (5.79%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at March 31, 2016 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$34,619	$19,771	$14,848	$0	$34,619
Restricted stock	9,438	n/a	n/a	n/a	n/a
Loans held for sale	488	0	502	0	502
Loans, net	1,306,111	0	0	1,329,084	1,329,084
Mortgage servicing rights	482	0	482	0	482
Accrued interest receivable	5,070	0	1,663	3,407	5,070
Financial liabilities
Deposits	1,445,882	1,200,532	244,965	0	1,445,497
Short-term borrowings	175,617	0	175,617	0	175,617
Long-term borrowings	21,961	0	22,217	0	22,217
Accrued interest payable	470	27	443	0	470

		Fair Value Measurements at December 31, 2015 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$56,014	$22,500	$33,514	$0	$56,014
Restricted stock	9,384	n/a	n/a	n/a	n/a
Loans held for sale	1,769	0	1,813	0	1,813
Loans, net	1,287,887	0	0	1,296,075	1,296,075
Mortgage servicing rights	453	0	453	0	453
Accrued interest receivable	5,158	0	2,011	3,147	5,158
Financial liabilities
Deposits	1,409,047	1,164,506	241,909	0	1,406,415
Short-term borrowings	225,832	0	225,832	0	225,832
Long-term borrowings	22,153	0	22,306	0	22,306
Accrued interest payable	445	26	419	0	445

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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
March 31, 2016
Goodwill and other intangibles	$4,895	$35,234	$3,091	$(646)	$42,574
Total assets	$11,356	$1,844,746	$3,758	$447	$1,860,307

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2015
Goodwill and other intangibles	$4,967	$35,412	$3,178	$(646)	$42,911
Total assets	$11,078	$1,854,306	$4,127	$391	$1,869,902

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2016
Net interest income	$20	$16,747	$0	$(20)	$16,747
Provision for loan losses	0	780	0	0	780
Service fees, security gains and other noninterest income	1,521	2,961	489	(25)	4,946
Noninterest expense	1,152	11,627	371	390	13,665
Amortization and depreciation expense	76	714	89	25	779
Income (loss) before taxes	313	6,587	29	(460)	6,469
Income taxes	107	1,696	10	(142)	1,671
Net Income (Loss)	$206	$4,891	$19	$(318)	$4,798

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2015
Net interest income	$15	$8,980	$0	$(3)	$8,992
Provision for loan losses	0	450	0	0	450
Service fees, security gains and other noninterest income	1,672	1,927	503	(65)	4,037
Noninterest expense	1,196	7,358	335	395	9,284
Amortization and depreciation expense	85	292	90	0	467
Income before taxes	406	2,807	78	(463)	2,828
Income taxes	138	609	27	(157)	617
Net Income	$268	$2,198	$51	$(306)	$2,211

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of NBOH in June 2015, Tri-State in October 2015, NAI in July of 2013 and Trust in 2009 totaled $35.1 million at March 31, 2016 and December 31, 2015. The NBOH, Tri-State, and NAI acquisitions are more fully described in the Business Acquisitions footnote.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	March 31, 2016		December 31, 2015
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$5,970	$(3,731)	$5,970	$(3,585)
Non-compete contracts	370	(333)	370	(325)
Trade name	190	(70)	190	(65)
Core deposit intangible	5,582	(494)	5,582	(316)
Total	$12,112	$(4,628)	$12,112	$(4,291)

Aggregate amortization expense was $337 thousand for the three month period ended March 31, 2016.  Amortization expense was $167 thousand for the three months ended March 31, 2015.

Estimated amortization expense for each of the next five periods and thereafter:

2016 (Nine months)	$956
2017	1,207
2018	1,123
2019	1,048
2020	973
Thereafter	2,177
TOTAL	$7,484

Short-term borrowings:

There were $80 million in short-term Federal Home Loan Bank Advances at March 31, 2016 with a weighted average interest rate of 0.47%. In addition, the Company had $5.5 million in fed funds purchased and a $1.4 million balance on business lines of credit with two lending institutions at March 31, 2016.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	March 31, 2016	December 31, 2015
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$9,425	$5,276
State and political subdivisions	2,697	2,640
Mortgage-backed securities - residential	67,635	60,391
Collateralized mortgage obligations - residential	9,010	7,175
Total repurchase agreements	$88,767	$75,482

Management believes the risks associated with the agreements are minimal and in the case of collateral decline the company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

On June 19, 2015, Farmers completed the merger of NBOH, the holding company for the First National Bank of Orrville.  Immediately following the merger, First National Bank was merged into the Bank.  This transaction resulted in the addition of $540 million in assets and 14 branch locations in Wayne, Medina and Stark counties in Ohio. On October 1, 2015, Farmers completed the acquisition of Tri-State and the merger of Tri-State’s wholly-owned subsidiary, First National Community Bank, which operates 5 banking locations in Columbiana County in Ohio and Western Pennsylvania into the Bank.  At closing, Tri-State had $136 million in assets. They also had $54.3 million of demand deposits with an overall cost of deposits of 0.19%. Both acquisitions provide the Company the opportunity to expand into new markets and develop efficiencies of scale to drive future profits.

Net income for the three months ended March 31, 2016 was $4.8 million, or $0.18 per diluted share, which compares to $2.2 million, or $0.12 per diluted share, for the three month period ended March 31, 2015. The increase in net income can be attributed to the two acquisitions that took place after the first quarter of 2015 and the ability of management to execute on planned cost savings resulting from the mergers and their successful integration. Adjusted for the after tax expenses related to acquisition activities, net income would have been $5.0 million or $0.19 per diluted share for the quarter ended March 31, 2016.

Annualized return on average assets and return on average equity were 1.03% and 9.41%, respectively, for the three month period ending March 31, 2016, which compares favorably to the same three month period in 2015 where the return on average assets was 0.79% and the return on average equity was 7.14%.

Total loans were $1.32 billion at March 31, 2016, compared to $673.8 million at March 31, 2015.  Organic loan growth of 22% over the past twelve months supplemented the increase from the two acquisitions, which amounted to $496 million.  The organic increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline. Most of the increase in loans has occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios.  Loans now comprise 75.3% of the Bank's average earning assets in 2016, an improvement compared to 62.5% in 2015.  This improvement along with the growth in earning assets, organically and through merger activity, has resulted in a 97.3% increase in tax equated loan income from the first quarter of 2016 to the same quarter in 2015.

Non-performing assets to total assets remain at nominal levels, currently at 0.55%.  Early stage delinquencies also continue to remain at low levels, at $10.1 million, or 0.77% of total loans, at March 31, 2016.  Net charge-offs for the current quarter were $368 thousand, which compares to $359 thousand in the same quarter last year.

The net interest margin for the three months ended March 31, 2016 was 4.07%, a 43 basis point increase from the quarter ended March 31, 2015.  The increased margin is partially due to the additional accretion of the discount on the 2015 acquired loan portfolios and the higher mix of loans to assets on the balance sheet. Excluding the amortization of premium on time deposits and FHLB advances along with the accretion of the loan portfolio discount, the net interest margin would have been 9 basis points lower or 3.98% for the quarter ended March 31, 2016. In comparing the first three months of 2016 to the same period in 2015, asset yields increased 29 basis points, while the cost of interest-bearing liabilities decreased 20 basis points due mainly to maturing time deposits with higher interest rates being moved to products with lower interest rates or leaving the bank.

Noninterest income increased 22.5% to $4.9 million for the quarter ended March 31, 2016 compared to $4.0 million in 2015.  Gains on the sale of mortgage loans increased $279 thousand, or 227% and deposit account income increased $332 thousand, or 55%, in the current year’s quarter compared to the same quarter in 2015.

Farmers has remained committed to managing the level of noninterest expenses.  Total noninterest expenses for the first quarter of 2016 were $14.4 million.  Excluding expenses related to acquisition activities of $289 thousand, noninterest expenses were $14.2 million.  Annualized noninterest expense, excluding merger costs, measured as a percentage of quarterly average assets decreased from 3.34% in the first quarter of 2015 to 3.01% in the first quarter of 2016.

The efficiency ratio for the quarter ended March 31, 2016 improved to 62.7% compared to 70.7% for the same quarter in 2015.  The main factors leading to the improvement in the efficiency ratio was the increase in net interest income and noninterest income, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraphs.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three month periods ended March 31, 2016 and 2015:

	At or for the Three Months Ended March 31,
(In Thousands, except Per Share Data)	2016	2015
Total Assets	$1,860,307	$1,133,651
Net Income	$4,798	$2,211
Basic and Diluted Earnings Per Share	$0.18	$0.12
Return on Average Assets (Annualized)	1.03%	0.79%
Return on Average Equity (Annualized)	9.41%	7.14%
Efficiency Ratio (tax equivalent basis)	62.65%	70.71%
Equity to Asset Ratio	10.96%	11.18%
Tangible Common Equity Ratio *	8.88%	10.50%
Dividends to Net Income	22.45%	24.97%
Net Loans to Assets	70.21%	58.75%
Loans to Deposits	90.98%	74.09%

*

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of March 31, 2016 and 2015, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

	March 31,	December 31,	March 31,
(In Thousands of Dollars)	2016	2015	2015
Reconciliation of Common Stockholders' Equity to Tangible Common Equity
Stockholders' Equity	$203,982	$198,047	$126,771
Less Goodwill and Other Intangibles	42,574	42,911	8,646
Tangible Common Equity	$161,408	$155,136	$118,125

	March 31,	December 31,	March 31,
(In Thousands of Dollars)	2016	2015	2015
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,860,307	$1,869,902	$1,133,651
Less Goodwill and Other Intangibles	42,574	42,911	8,646
Tangible Assets	$1,817,733	$1,826,991	$1,125,005

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,292,415	$15,430	4.80%	$658,496	$7,819	4.82%
Taxable securities (4)	260,677	1,437	2.22	296,744	1,647	2.25
Tax-exempt securities (4) (6)	128,527	1,356	4.24	79,663	939	4.78
Equity securities (2)	9,559	113	4.75	4,282	48	4.55
Federal funds sold and other	24,957	38	0.61	14,599	5	0.14
TOTAL EARNING ASSETS	1,716,135	18,374	4.31	1,053,784	10,458	4.02
NONEARNING ASSETS
Cash and due from banks	37,917			18,274
Premises and equipment	24,227			17,040
Allowance for loan losses	(9,076)			(7,597)
Unrealized gains (losses) on securities	3,084			2,708
Other assets (3)	109,171			53,586
TOTAL ASSETS	$1,881,458			$1,137,795

INTEREST-BEARING LIABILITIES
Time deposits	$243,511	$409	0.68%	$202,791	$768	1.54%
Savings deposits	529,921	151	0.11	398,633	110	0.11
Demand deposits	317,513	147	0.19	130,594	9	0.03
Short term borrowings	215,477	175	0.33	56,290	11	0.08
Long term borrowings	22,021	118	2.16	36,646	109	1.22
TOTAL INTEREST-BEARING LIABILITIES	1,328,443	1,000	0.30	824,954	1,007	0.50

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	334,919			177,084
Other liabilities	13,110			10,092
Stockholders' equity	204,986			125,665
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$1,881,458			$1,137,795
Net interest income and interest rate spread		$17,374	4.01%		$9,451	3.52%
Net interest margin			4.07%			3.64%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $875 thousand and $533 thousand for 2016 and 2015, respectively, and is reduced by amortization of $593 thousand and $536 thousand for 2016 and 2015, respectively.

(6)

For 2016, adjustments of $160 thousand and $467 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2015, adjustments of $135 thousand and $324 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net Interest Income.  Tax equivalent net interest income was $18.4 million for the first quarter of 2016 compared to $10.5 million for the same period in 2015.  The net interest margin to average earning assets on a fully taxable equivalent basis increased 43 basis points to 4.07% for the three months ended March 31, 2016, compared to 3.64% for the same three month period in the prior year.  In comparing the quarters ended March 31, 2016 and 2015, yields on earning assets increased 29 basis points, while the cost of interest bearing liabilities decreased 20 basis points. The increased margin is partially due to the additional accretion of the discount on the 2015 acquired loan portfolios, the higher mix of loans to assets on the balance sheet and maturing time deposits with higher interest rates being moved to products with lower interest rates or leaving the bank. Excluding the amortization of premium on time deposits and FHLB advances along with the accretion of the loan portfolio discount, the net interest margin would have been 9 basis points lower or 3.98% for the quarter ended March 31, 2016. In comparing the first three months of 2016 to the same period in 2015, asset yields increased 29 basis points, while the cost of interest-bearing liabilities decreased 20 basis points.

Noninterest Income.  Noninterest income increased 22.5% to $4.9 million for the quarter ended March 31, 2016 compared to $4.0 million in 2015.  Gains on the sale of mortgage loans increased $279 thousand or 227% and deposit account income increased $332 thousand or 55.1% in comparing the same two quarters. The increased fees are mainly the result of additional volume provided by the two acquisitions during 2015.

In addition, other operating income also supplied a boost in the first quarter of 2016 compared to the same time period in 2015, increasing 82.9%.  Credit and debit card fees and swap fee income were the main drivers of this increase.

Noninterest Expense.  Noninterest expense totaled $14.4 million for the three month period ended March 31, 2016, which was $4.7 million or 48.1% more than the $9.8 million during the same quarter in 2015.  The increase is primarily the result of increased levels of expenses due to the increased size of the Company after the 2015 acquisitions of NBOH and Tri-State. Although the costs to operate the larger entity were spread over most expense categories, salaries and employee benefits increased 36.3%, or $2.0 million, during the current quarter compared to the same quarter in 2015 as a result of the additional employees. Annualized salaries and employee benefits as a percent of average assets actually decreased from 1.95% to 1.61%, comparing the first quarters of 2016 to 2015. At March 31, 2015, before the acquisitions, the Full Time Equivalents were 326. Post acquisitions at March 31, 2016 there were 424 Full Time Equivalents. Management was able to make an additional reduction of 5 Full Time Equivalents at the end of the first quarter of 2016 which will help reduce noninterest expense going forward.

The Company’s tax equivalent efficiency ratio for the three month period ended March 31, 2016 was 62.7% compared to 70.7% for the same period in 2015. The positive change in the efficiency ratio was the result of cost efficiencies being realized with the increased size of the Company, supplemented by improvements to net interest income and noninterest income.

Income Taxes. Income tax expense totaled $1.7 million for the quarter ended March 31, 2016 and $617 thousand for the quarter ended March 31, 2015. As discussed in previous paragraphs the increased volume of the larger company impacted net income therefore increasing the overall tax expense for the period.  The effective tax rate for the three month period ended March 31, 2016 was 25.8% which compared to the effective tax rate of 21.9% for the same period in 2015.  The increase in the current period’s rate is a result of the percentage of tax exempt income, compared to the all income, being smaller and some merger related expenses not being fully tax deductible.

Other Comprehensive Income.  For the quarter ended March 31, 2016, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $2.2 million, compared to an unrealized gain of $1.5 million for the same period in 2015. The increase in fair value of securities for the three month period ended March 31, 2016 compared to 2015 is the result of normal market interest rate fluctuations.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased $21.4 million during the first three months of 2016. Cash was used to help fund the strong lending activity of the company. The Company expects these levels to remain steady over the next few months.

Securities. Securities available-for-sale decreased by $7.2 million since December 31, 2015.  The Company used proceeds from repayments and maturities of the securities portfolio to help fund the loan portfolio growth during the first three months of 2016.

Loans. Gross loans increased $18.6 million since December 31, 2015.  Most of the increase in loans has occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios. The Bank utilized a talented lending and credit team while adhering to a sound underwriting discipline to increase the loan portfolio. The increase in loan balances was enough to overcome the continued low interest rate environment and help the current quarter’s tax equated loan income to improve by $7.6 million compared to the same quarter in 2015.  The average tax equivalent interest rate on the loan portfolio was 4.80% for the three month period ended March 31, 2016 compared to 4.82% for the same period in 2015. On a fully tax equivalent basis, loans contributed $15.4 million of total interest income during the three month period ended March 31, 2016 compared to $7.8 million for the same period in 2015.

 Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below for quarters prior to the current quarter ended March 31, 2016.  For the current quarter, recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Nonperforming loans	$9,710	$10,445	$9,620	$7,984	$7,939
Nonperforming loans as a % of total loans	0.74%	0.81%	0.81%	0.70%	1.18%
Loans delinquent 30-89 days	$10,072	$9,129	$6,974	$7,146	$4,344
Loans delinquent 30-89 days as a % of total loans	0.77%	0.70%	0.59%	0.63%	0.64%
Allowance for loan losses	$9,390	$8,978	$8,294	$7,286	$7,723
Allowance for loan losses as a % of loans	0.71%	0.69%	0.70%	0.64%	1.15%
Allowance for loan losses as a % of non-acquired loans	1.08%	1.08%	1.08%	1.03%	1.15%
Allowance for loan losses as a % of nonperforming loans	96.70%	85.96%	86.22%	91.26%	97.28%
Annualized net charge-offs to average net loans outstanding	0.11%	0.09%	0.10%	0.71%	0.22%
Non-performing assets	$10,265	$11,387	$10,672	$9,112	$8,083
Non-performing assets as a % of total assets	0.55%	0.61%	0.62%	0.54%	0.71%
Net charge-offs for the quarter	$368	$296	$211	$1,292	$359

For the three months ended March 31, 2016, management recorded a $780 thousand provision for loan losses, compared to providing $450 thousand over the same three month period in the prior year. The larger provision recorded for the three month period ended March 31, 2016 was primarily a result of the loan portfolio’s 22% organic growth. The increase in the allowance for loan losses was consistent with the balance of loans for the three month period ended March 31, 2016 as compared to the same period in 2015. The ratio of allowance for loan losses to gross loans decreased to .71% compared to 1.15% at March 31, 2015.  The decrease is the result of the additional loan portfolios acquired at fair market value without an associated allowance for loan losses. When the acquired loans are excluded the ratio is 1.08% and compares similarly with the periods presented in the above table.  Non-performing loans as a percentage of total loans decreased from 1.18% at March 31, 2015 to .74% at March 31, 2016.  Even with the reduction in the percentage of non-performing loans to total loans as compared to March 31, 2015 the percentage of the allowance for loan losses to non-performing loans decreased slightly from 97.3% at March 31, 2015 to 96.7% at March 31, 2016.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at March 31, 2016 is adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased $36.8 million from December 31, 2015 to March 31, 2016, for a balance of $1.4 billion.  The increase in deposits is the result of cyclical activity and may be considered normal during the first three months of 2016. Non-interest bearing demand deposits increased by $19.7 million, or 6.3%, between December 31, 2015 and March 31, 2016. Money market index accounts also increased, at December 31, 2015 the balance was $288.1 million and at March 31, 2016 it increased to $314.5 million an increase of 9.1%. The Company’s strategy is to grow deposit balances, to help supply the needs of the growing loan portfolio, while pricing deposit rates to remain competitive within the market. At March 31, 2016, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 97.3% of total deposits.

Borrowings. Total borrowings decreased $50.4 million, or 20.3%, since December 31, 2015. During the three month period ended March 31, 2016 the Company repaid $55.7 million in short-term FHLB advances and added $5.5 million in fed funds purchased. The decrease in borrowings is a direct result of the growth in deposits over that same period.

Capital Resources. Total stockholders’ equity increased $5.9 million, or 3.0%, during the three month period ended March 31, 2016.  The increase is due to the quarterly net income addition to retained earnings less dividends paid.  Also contributing to the overall equity increase is an increase of $2.2 million in accumulated other comprehensive income which is the result a change in the mark to market adjustment to the securities available for sale portfolio, due to normal market fluctuations. Shareholders received $0.04 per share in cash dividends during the current quarter which is a 33% increase over the $0.03 paid during each quarter in 2015. Book value per share increased from $7.35 per share at December 31, 2015 to $7.58 per share at March 31, 2016.  The Company’s tangible book value per share also increased, from $5.77 per share at December 31, 2015 to $5.99 per share at March 31, 2016.  The increases in book value and tangible book value per share were also the result of the mark to market adjustments to the securities available for sale portfolio and the increase to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) and are being phased in beginning on January 1, 2015 through January 1, 2019. At March 31, 2016 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets. As of March 31, 2016 the Company’s common equity tier 1 to risk weighted assets was 11.82%, total risk-based capital ratio stood at 12.63%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 11.97% and 9.34%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2016.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for loan losses and other-than-temporary impairment of securities. Additional information regarding these policies is included in the notes to the aforementioned 2015 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 3 (Securities), Note 4 (Loans), and the sections captioned “Investment Securities” and “Loan Portfolio.”

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At March 31, 2016, these lines of credit totaled $25 million of which the Bank had borrowed $5.5 million against these lines. In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. The outstanding balance at March 31, 2016 was $1.4 million. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of March 31, 2016, the Bank had outstanding balances with the Federal Home Loan Bank of Cincinnati (“FHLB”) of $99.8 million with additional borrowing capacity of approximately $161.7 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2016, net cash used by investing activities amounted to $9.1 million, compared to $12.7 million provided in the same period in 2015.  Loan originations were robust and used $19.2 million during the first three months of 2016 compared to the $10.4 million used during the same period in 2015. The cash used by lending activities during this period can be attributed to the positive activity in the consumer real estate and commercial loan portfolios. Proceeds from the sale of securities available for sale were down to $10 thousand from $40.9 million during the first three months of 2015.  Conversely, purchases of securities available for sale amounted to $2.0 million used during the first three months of 2016 compared to $23.2 million used during the same period in 2015.  The Company also used $6.0 million to purchase additional bank owned life insurance in the first quarter of 2015 and none in 2016.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash used by financing activities amounted to $14.8 million for the period ended March 31, 2016, compared to $14.0 million used in financing activities for the same period in 2015. There were large swings in activity during the three month period ended March 31, 2016 compared to the same period last year. Deposits provided $36.8 million compared to $6.3 million used during the three month periods ended March 31, 2016 and 2015, respectively. Short and long term net borrowing changes used $7.2 million in the three month period ended March 31, 2015 compared to using a net $50.4 million during the three month period ended March 31, 2016.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $272.1 million at March 31, 2016 and $274.2 at December 31, 2015. Additionally, the Company has committed up to a $5 million subscription in Small Business Investment Company funds (SBIC).  At March 31, 2016 the Company had invested $2.7 million in these funds.

Recent Market and Regulatory Developments

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

Changes In Interest Rate (basis points)	March 31, 2016 Result	December 31, 2015 Result	ALCO Guidelines
Net Interest Income Change
+300	0.3%	-1.3%	15%
+200	0.2%	-0.6%	10%
+100	0.1%	-0.2%	5%
-100	-3.0%	-2.8%	5%
Net Present Value Of Equity Change
+300	-3.9%	-8.4%	20%
+200	-1.5%	-4.5%	15%
+100	-0.1%	-1.3%	10%
-100	-6.6%	-3.5%	10%

The results of the simulation indicate that in an environment where interest rates rise 100, 200 and 300 basis points or fall 100 basis points over a 12 month period, using March 31, 2016 amounts as a base case, and considering the increase in deposit liabilities, and the volatile financial markets. The results of this analysis comply with internal limits established by the Company. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions.

The following table summarizes the treasury stock activity under the program during the three month period ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				265,766
January 1-31	4,700	$8.00	4,700	261,066
February 1-29	4,100	$8.25	4,100	256,966
March 1-31	11,100	$8.65	11,100	245,866
Ending balance	19,900	$8.41	19,900	245,866

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*  Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 5, 2016

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 5, 2016

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer