Form 10-Q
period 2016-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2016-08-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, No Par Value	27,047,664 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$20,399	$22,500
Federal funds sold and other	41,785	33,514
TOTAL CASH AND CASH EQUIVALENTS	62,184	56,014
Securities available for sale	378,432	394,312
Loans held for sale	1,737	1,769
Loans	1,358,484	1,296,865
Less allowance for loan losses	9,720	8,978
NET LOANS	1,348,764	1,287,887
Premises and equipment, net	24,105	24,190
Goodwill	36,939	35,090
Other intangibles	8,779	7,821
Bank owned life insurance	29,648	29,234
Other assets	34,531	33,585
TOTAL ASSETS	$1,925,119	$1,869,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$339,364	$314,650
Interest-bearing	1,108,078	1,094,397
TOTAL DEPOSITS	1,447,442	1,409,047
Short-term borrowings	228,176	225,832
Long-term borrowings	19,758	22,153
Other liabilities	17,252	14,823
TOTAL LIABILITIES	1,712,628	1,671,855
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 27,713,811 in 2016 and 27,590,531 in 2015	177,826	176,287
Retained earnings	33,973	26,316
Accumulated other comprehensive income	5,549	133
Treasury stock, at cost; 666,147 shares in 2016 and 646,247 in 2015	(4,857)	(4,689)
TOTAL STOCKHOLDERS' EQUITY	212,491	198,047
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,925,119	$1,869,902

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
INTEREST AND DIVIDEND INCOME
Loans, including fees	$15,623	$8,634	$30,893	$16,318
Taxable securities	1,288	1,405	2,725	3,052
Tax exempt securities	899	662	1,788	1,277
Dividends	113	46	226	94
Federal funds sold and other interest income	27	6	65	11
TOTAL INTEREST AND DIVIDEND INCOME	17,950	10,753	35,697	20,752
INTEREST EXPENSE
Deposits	793	879	1,500	1,766
Short-term borrowings	144	16	319	27
Long-term borrowings	124	109	242	218
TOTAL INTEREST EXPENSE	1,061	1,004	2,061	2,011
NET INTEREST INCOME	16,889	9,749	33,636	18,741
Provision for loan losses	990	850	1,770	1,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,899	8,899	31,866	17,441
NONINTEREST INCOME
Service charges on deposit accounts	987	672	1,922	1,275
Bank owned life insurance income	202	165	414	304
Trust fees	1,564	1,509	3,060	3,156
Insurance agency commissions	293	118	432	264
Security gains	41	35	41	45
Retirement plan consulting fees	496	778	985	1,282
Investment commissions	356	256	592	554
Net gains on sale of loans	540	156	942	279
Debit card interchange fees	657	312	1,283	593
Other operating income	601	408	1,012	694
TOTAL NONINTEREST INCOME	5,737	4,409	10,683	8,446
NONINTEREST EXPENSES
Salaries and employee benefits	7,740	5,663	15,294	11,205
Occupancy and equipment	1,616	1,201	3,280	2,312
State and local taxes	394	243	787	488
Professional fees	754	546	1,283	1,022
Merger related costs	224	1,912	513	2,157
Advertising	363	282	708	499
FDIC insurance	286	178	569	355
Intangible amortization	335	167	672	334
Core processing charges	580	382	1,218	763
Other operating expenses	2,491	1,513	4,903	2,703
TOTAL NONINTEREST EXPENSES	14,783	12,087	29,227	21,838
INCOME BEFORE INCOME TAXES	6,853	1,221	13,322	4,049
INCOME TAXES	1,833	409	3,504	1,026
NET INCOME	$5,020	$812	$9,818	$3,023
EARNINGS PER SHARE - basic and diluted	$0.19	$0.04	$0.36	$0.16

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
NET INCOME	$5,020	$812	$9,818	$3,023
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	5,020	(5,447)	8,377	(3,136)
Reclassification adjustment for (gains) realized in income	(41)	(35)	(41)	(45)
Net unrealized holding gains (losses)	4,979	(5,482)	8,336	(3,181)
Income tax effect	(1,745)	1,919	(2,920)	1,113
Other comprehensive income (loss), net of tax	3,234	(3,563)	5,416	(2,068)
TOTAL COMPREHENSIVE INCOME (LOSS)	$8,254	$(2,751)	$15,234	$955

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(In Thousands of Dollars)
(Unaudited)	For the Six Months Ended June 30, 2016
COMMON STOCK
Beginning balance	$176,287
Issued 123,280 shares as part of business combination	1,138
Stock compensation expense for 383,222 unvested shares	401
Ending balance	177,826

RETAINED EARNINGS
Beginning balance	26,316
Net income	9,818
Dividends declared at $.04 per share	(2,161)
Ending balance	33,973

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning balance	133
Other comprehensive income	5,416
Ending balance	5,549

TREASURY STOCK, AT COST
Beginning balance	(4,689)
Purchased 19,900 shares	(168)
Ending balance	(4,857)
TOTAL STOCKHOLDERS' EQUITY	$212,491

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Six Months Ended
(Unaudited)	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,818	$3,023
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,770	1,300
Depreciation and amortization	1,787	938
Net amortization of securities	1,100	859
Security gains	(41)	(45)
Gain on asset sale	(262)	0
Stock compensation expense	401	116
Loss on sale of other real estate owned	221	14
Earnings on bank owned life insurance	(414)	(304)
Origination of loans held for sale	(29,698)	(8,442)
Proceeds from loans held for sale	30,672	8,833
Net gains on sale of loans	(942)	(279)
Net change in other assets and liabilities	(6,807)	(2,780)
NET CASH FROM OPERATING ACTIVITIES	7,605	3,233
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	29,331	32,279
Proceeds from sales of securities available for sale	9,191	54,957
Purchases of securities available for sale	(12,252)	(35,745)
Loan originations and payments, net	(62,905)	(42,577)
Proceeds from sale of other real estate owned	407	199
Purchase of bank owned life insurance	0	(6,000)
Proceeds from sale of real estate	352	0
Additions to premises and equipment	(464)	(687)
Net cash (paid) received in business combinations	(1,073)	21,303
NET CASH FROM INVESTING ACTIVITIES	(37,413)	23,729
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	38,395	(18,795)
Net change in short-term borrowings	2,344	13,037
Repayment of long-term borrowings	(2,432)	(55,500)
New advances for long-term borrowings	0	45,000
Cash dividends paid	(2,161)	(1,104)
Repurchase of common shares	(168)	0
NET CASH FROM FINANCING ACTIVITIES	35,978	(17,362)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,170	9,600
Beginning cash and cash equivalents	56,014	27,428
Ending cash and cash equivalents	$62,184	$37,028
Supplemental cash flow information:
Interest paid	$2,001	$1,861
Income taxes paid	$4,300	$1,490
Supplemental noncash disclosures:
Transfer of loans to other real estate	$258	$453
Security purchases not settled	$3,105	$527
Issuance of stock for business combinations	$1,138	$59,048

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”).  The Bank acquired Bowers Insurance Agency, Inc. (the “Bowers Group”) and consolidated the activity of the Bowers Group with Farmers National Insurance (“Insurance”) during 2016.  The Company acquired First National Bank of Orrville (“First National Bank”) a subsidiary of National Bancshares Corporation (“NBOH”) and 1st National Community Bank (“FNCB”) a subsidiary of Tri-State 1st Banc, Inc. (“Tri-State”) during 2015 and consolidated all activity of both acquisitions within the Bank.  The consolidated financial statements also include the accounts of the Farmers National Bank of Canfield’s subsidiaries; Farmers National Insurance and Farmers of Canfield Investment Co. (“Investments”).  The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), retirement consulting services through National Associates, Inc. (“NAI”) and insurance services through the Bank’s subsidiary, Insurance.  The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with Trust and NAI. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

New Accounting Standards:

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life.  It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets.  This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019.  Management is currently evaluating the impact of adopting this new accounting guidance on Company’s consolidated financial statements.

Business Combinations:

On June 1, 2016, the Bank completed the acquisition of the Bowers Insurance Agency, Inc., and merged all activity of the Bowers Group with Insurance, the Bank’s wholly-owned insurance agency subsidiary.  The Bowers Group is engage in selling insurance including commercial, farm, home, and auto property/casualty insurance and will help to meet the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers Group meeting performance targets, with an estimated fair value at the acquisition date of $880 thousand. The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing insurance services currently being offered.

Goodwill of $1.8 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill was determined not to be deductible for income tax purposes.  The fair value of other intangible assets of $1.6 million is related to client relationships, company name and noncompetition agreements.

The following table summarizes the consideration paid for Bowers Group and the amounts of the assets acquired and liabilities assumed on the closing date of the acquisition.

(In Thousands of Dollars)
Consideration
Cash	$1,137
Stock	1,138
Contingent consideration	880
Fair value of total consideration transferred	$3,155
Fair value of assets acquired
Cash	$64
Premises and equipment	290
Other assets	34
Total assets acquired	388
Fair value of liabilities assumed	124
Net assets acquired	$264

Assets and liabilities arising from acquisition
Identified intangible assets	1,630
Deferred tax liabilty	(588)
Goodwill created	1,849
Total net assets acquired	$3,155

Valuation of some assets acquired or created including intangible assets and goodwill are preliminary and could be subject to change.

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

The following table presents pro forma information as if the above three acquisitions that occurred during 2015 and 2016 actually took place at the beginning of 2015. The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed date.

	For Three Months Ended June 30,		For Six Months Ended June 30,
(In thousands of dollars except per share results)	2016	2015	2016	2015
Net interest income	$16,889	$15,681	$33,636	$30,444
Net income	$5,054	$3,604	$9,904	$7,644
Basic and diluted earnings per share	$0.19	$0.14	$0.37	$0.30

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2016
U.S. Treasury and U.S. government sponsored entities	$6,323	$111	$(1)	$6,433
State and political subdivisions	138,751	4,972	(14)	143,709
Corporate bonds	1,240	20	0	1,260
Mortgage-backed securities - residential	181,730	3,514	(302)	184,942
Collateralized mortgage obligations - residential	23,413	109	(259)	23,263
Small Business Administration	18,505	100	(34)	18,571
Equity securities	139	119	(4)	254
Totals	$370,101	$8,945	$(614)	$378,432

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2015
U.S. Treasury and U.S. government sponsored entities	$11,120	$38	$(52)	$11,106
State and political subdivisions	136,781	2,354	(412)	138,723
Corporate bonds	1,134	5	(5)	1,134
Mortgage-backed securities - residential	197,289	1,433	(2,135)	196,587
Collateralized mortgage obligations - residential	28,035	0	(870)	27,165
Small Business Administration	19,755	1	(457)	19,299
Equity securities	203	127	(32)	298
Totals	$394,317	$3,958	$(3,963)	$394,312

Proceeds from the sale of portfolio securities were $9.2 million during the three and six month periods ended June 31, 2016. Gross gains of $193 thousand and gross losses of $152 thousand were realized on these sales during the three and six month periods ended June 30, 2016. Proceeds from the sale of portfolio securities were $19.4 million during the three month period and $55.0 million during the six month period ended June 30, 2015. Gross gains were $36 thousand and $109 thousand along with gross losses of $1 thousand and $64 thousand during the same three and six month periods ended June 30, 2015.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2016
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$10,669	$10,732
One to five years	61,633	63,293
Five to ten years	59,524	62,631
Beyond ten years	14,488	14,746
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	223,648	226,776
Total	$369,962	$378,178

The following table summarizes the investment securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2016
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$514	$(1)	$0	$0	$514	$(1)
State and political subdivisions	1,694	(14)	0	0	1,694	(14)
Mortgage-backed securities - residential	6,802	(16)	28,141	(286)	34,943	(302)
Collateralized mortgage obligations - residential	0	0	12,187	(259)	12,187	(259)
Small Business Administration	0	0	8,699	(34)	8,699	(34)
Equity securities	119	(4)	0	0	119	(4)
Total	$9,129	$(35)	$49,027	$(579)	$58,156	$(614)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2015
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$6,044	$(51)	$199	$(1)	$6,243	$(52)
State and political subdivisions	22,016	(167)	12,635	(245)	34,651	(412)
Corporate bonds	102	(1)	478	(4)	580	(5)
Mortgage-backed securities - residential	79,301	(1,044)	40,794	(1,091)	120,095	(2,135)
Collateralized mortgage obligations - residential	14,342	(169)	12,695	(701)	27,037	(870)
Small Business Administration	0	0	19,237	(457)	19,237	(457)
Equity securities	88	(32)	0	0	88	(32)
Total	$121,893	$(1,464)	$86,038	$(2,499)	$207,931	$(3,963)

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

As of June 30, 2016, the Company’s security portfolio consisted of 470 securities, 46 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2016	December 31, 2015
Originated loans:
Commercial real estate
Owner occupied	$127,504	$113,160
Non-owner occupied	146,959	139,502
Other	57,568	50,855
Commercial	179,963	157,447
Residential real estate
1-4 family residential	206,121	179,657
Home equity lines of credit	50,290	41,171
Consumer
Indirect	139,424	127,335
Direct	21,193	17,325
Other	5,359	4,508
Subtotal	$934,381	$830,960
Net deferred loan costs	2,943	2,731
Allowance for loan losses	(9,717)	(8,947)
Total originated loans	$927,607	$824,744
Acquired loans:
Commercial real estate
Owner occupied	$128,009	$131,673
Non-owner occupied	25,513	28,045
Other	17,542	23,536
Commercial	61,077	73,621
Residential real estate
1-4 family residential	124,389	133,701
Home equity lines of credit	38,374	40,929
Consumer
Direct	26,017	31,465
Other	239	204
Subtotal	$421,160	$463,174
Allowance for loan losses	(3)	(31)
Total acquired loans	421,157	463,143
Net loans	$1,348,764	$1,287,887

Purchased credit impaired loans

As part of the NBOH acquisition the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	June 30, 2016	December 31, 2015
Commercial real estate
Owner occupied	$822	$986
Non-owner occupied	460	501
Commercial	1,260	1,576
Total outstanding balance	$2,542	$3,063
Carrying amount, net of allowance of $3 in 2016 and $31 in 2015	$2,028	$2,184

Accretable yield, or income expected to be collected, is shown in the table below:

(In Thousands of Dollars)	Six Months Ended June 30, 2016
Beginning balance	$323
New loans purchased	0
Accretion of income	(38)
Ending balance	$285

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the six months ended June 30, 2016.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,181	$1,452	$1,914	$2,218	$625	$9,390
Provision for loan losses	335	212	196	521	(274)	990
Loans charged off	(307)	(37)	(44)	(431)	0	(819)
Recoveries	1	7	15	136	0	159
Total ending allowance balance	$3,210	$1,634	$2,081	$2,444	$351	$9,720

Six Months Ended June 30, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978
Provision for loan losses	378	276	271	967	(122)	1,770
Loans charged off	(307)	(37)	(78)	(975)	0	(1,397)
Recoveries	12	22	43	292	0	369
Total ending allowance balance	$3,210	$1,634	$2,081	$2,444	$351	$9,720

Three Months Ended June 30, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,917	$1,351	$1,640	$1,705	$110	$7,723
Provision for loan losses	223	183	49	505	(110)	850
Loans charged off	(516)	(254)	(160)	(566)	0	(1,496)
Recoveries	9	0	19	181	0	209
Total ending allowance balance	$2,633	$1,280	$1,548	$1,825	$0	$7,286

Six Months Ended June 30, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632
Provision for loan losses	455	113	59	857	(184)	1,300
Loans charged off	(520)	(254)	(241)	(1,099)	0	$(2,114)
Recoveries	22	1	41	404	0	468
Total ending allowance balance	$2,633	$1,280	$1,548	$1,825	$0	$7,286

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

June 30, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$70	$5	$76	$0	$0	$151
Collectively evaluated for impairment	3,140	1,626	2,005	2,444	351	9,566
Acquired loans	0	0	0	0	0	0
Acquired with deteriorated credit quality	0	3	0	0	0	3
Total ending allowance balance	$3,210	$1,634	$2,081	$2,444	$351	$9,720

Loans:
Loans individually evaluated for impairment	$3,452	$405	$3,428	$79	$0	$7,364
Loans collectively evaluated for impairment	327,707	179,190	252,521	170,542	0	929,960
Acquired loans	169,962	60,148	162,763	26,256	0	419,129
Acquired with deteriorated credit quality	1,102	929	0	0	0	2,031
Total ending loans balance	$502,223	$240,672	$418,712	$196,877	$0	$1,358,484

December 31, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$429	$5	$63	$0	$0	$497
Collectively evaluated for impairment	2,698	1,337	1,782	2,160	473	8,450
Acquired loans	0	0	0	0	0	0
Acquired with deteriorated credit quality	0	31	0	0	0	31
Total ending allowance balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978

Loans:
Loans individually evaluated for impairment	$5,853	$712	$3,414	$103	$0	$10,082
Loans collectively evaluated for impairment	296,866	156,415	217,023	153,305	0	823,609
Acquired loans	181,987	72,673	174,630	31,669	0	460,959
Acquired with deteriorated credit quality	1,267	948	0	0	0	2,215
Total ending loans balance	$485,973	$230,748	$395,067	$185,077	$0	$1,296,865

The following tables present information related to impaired loans by class of loans as of June 30, 2016 and December 31, 2015:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2016
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,772	$1,253	$0
Non-owner occupied	335	334	0
Commercial	349	327	0
Residential real estate
1-4 family residential	2,495	2,207	0
Home equity lines of credit	240	225	0
Consumer	157	79	0
Subtotal	5,348	4,425	0

With an allowance recorded:
Commercial real estate
Owner occupied	572	570	31
Non-owner occupied	1,295	1,295	39
Commercial	78	78	5
Residential real estate
1-4 family residential	927	910	75
Home equity lines of credit	86	86	1
Subtotal	2,958	2,939	151
Total	$8,306	$7,364	$151

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2015
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,956	$2,436	$0
Non-owner occupied	343	342	0
Commercial	834	631	0
Residential real estate
1-4 family residential	2,575	2,310	0
Home equity lines of credit	283	268	0
Consumer	214	103	0
Subtotal	7,205	6,090	0

With an allowance recorded:
Commercial real estate
Owner occupied	1,597	1,595	379
Non-owner occupied	1,480	1,480	50
Commercial	81	81	5
Residential real estate
1-4 family residential	769	749	61
Home equity lines of credit	87	87	2
Subtotal	4,014	3,992	497
Total	$11,219	$10,082	$497

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and six month periods ended June 30, 2016 and 2015:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended June 30,		For Three Months Ended June 30,
(In Thousands of Dollars)	2016	2015	2016	2015
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,266	$2,226	$28	$29
Non-owner occupied	334	380	0	7
Commercial	331	409	5	5
Residential real estate
1-4 family residential	2,249	2,108	33	38
Home equity lines of credit	227	275	3	4
Consumer	86	81	3	3
Subtotal	4,493	5,479	72	86

With an allowance recorded:
Commercial real estate
Owner occupied	908	2,680	9	24
Non-owner occupied	1,401	1,520	19	20
Commercial	78	457	1	1
Residential real estate
1-4 family residential	845	908	11	11
Home equity lines of credit	86	89	1	1
Subtotal	3,318	5,654	41	57
Total	$7,811	$11,133	$113	$143

	Average Recorded Investment		Interest Income Recognized
	For Six Months Ended June 30,		For Six Months Ended June 30,
(In Thousands of Dollars)	2016	2015	2016	2015
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,786	$2,268	$38	$45
Non-owner occupied	335	383	4	13
Commercial	472	436	10	11
Residential real estate
1-4 family residential	2,270	2,116	71	69
Home equity lines of credit	234	263	6	7
Consumer	101	86	6	7
Subtotal	5,198	5,552	135	152

With an allowance recorded:
Commercial real estate
Owner occupied	1,248	1,818	18	48
Non-owner occupied	1,435	1,528	38	40
Commercial	79	787	2	2
Residential real estate
1-4 family residential	797	945	20	20
Home equity lines of credit	86	89	2	2
Consumer	0	0	0	0
Subtotal	3,645	5,167	80	112
Total	$8,843	$10,719	$215	$264

Cash basis interest recognized during the three and six month periods ended June 30, 2016 and 2015 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$1,104	$0	$3,313	$0
Non-owner occupied	334	0	345	0
Commercial	346	0	541	73
Residential real estate
1-4 family residential	2,294	399	2,406	336
Home equity lines of credit	172	13	127	112
Consumer
Indirect	200	49	266	297
Direct	12	118	30	3
Other	0	1	0	24
Total originated loans	$4,462	$580	$7,028	$845
Acquired loans:
Commercial real estate
Owner occupied	$492	$232	$126	$18
Other	58	0	92	0
Commercial	1,240	173	1,068	0
Residential real estate
1-4 family residential	402	480	458	467
Home equity lines of credit	122	32	125	7
Consumer
Direct	86	1	161	50
Total acquired loans	$2,400	$918	$2,030	$542
Total loans	$6,862	$1,498	$9,058	$1,387

The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2016
Originated loans:
Commercial real estate
Owner occupied	$422	$0	$1,104	$1,526	$125,673	$127,199
Non-owner occupied	0	0	334	334	146,247	146,581
Other	0	0	0	0	57,379	57,379
Commercial	108	0	346	454	179,141	179,595
Residential real estate
1-4 family residential	2,857	907	2,693	6,457	199,155	205,612
Home equity lines of credit	211	51	185	447	49,890	50,337
Consumer
Indirect	2,070	417	249	2,736	141,134	143,870
Direct	289	51	130	470	20,922	21,392
Other	26	10	1	37	5,322	5,359
Total originated loans:	$5,983	$1,436	$5,042	$12,461	$924,863	$937,324
Acquired loans:
Commercial real estate
Owner occupied	$518	$24	$724	$1,266	$126,743	$128,009
Non-owner occupied	0	28	0	28	25,485	25,513
Other	0	0	58	58	17,484	17,542
Commercial	559	100	1,413	2,072	59,005	61,077
Residential real estate
1-4 family residential	1,316	625	882	2,823	121,566	124,389
Home equity lines of credit	4	10	154	168	38,206	38,374
Consumer
Direct	747	20	87	854	25,164	26,018
Other	0	1	0	1	237	238
Total acquired loans	$3,144	$808	$3,318	$7,270	$413,890	$421,160
Total loans	$9,127	$2,244	$8,360	$19,731	$1,338,753	$1,358,484

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2015
Originated loans:
Commercial real estate
Owner occupied	$34	$0	$3,313	$3,347	$109,532	$112,879
Non-owner occupied	0	0	345	345	138,824	139,169
Other	112	0	0	112	50,559	50,671
Commercial	0	0	614	614	156,513	157,127
Residential real estate
1-4 family residential	1,694	402	2,742	4,838	174,376	179,214
Home equity lines of credit	62	5	239	306	40,917	41,223
Consumer
Indirect	2,059	525	563	3,147	128,280	131,427
Direct	311	5	33	349	17,124	17,473
Other	13	10	24	47	4,461	4,508
Total originated loans	$4,285	$947	$7,873	$13,105	$820,586	$833,691
Acquired loans:
Commercial real estate
Owner occupied	$669	$0	$144	$813	$130,860	$131,673
Non-owner occupied	0	0	0	0	28,045	28,045
Other	0	0	92	92	23,444	23,536
Commercial	276	2	1,068	1,346	72,275	73,621
Residential real estate
1-4 family residential	1,994	244	925	3,163	130,538	133,701
Home equity lines of credit	78	11	132	221	40,708	40,929
Consumer
Direct	567	56	211	834	30,631	31,465
Other	0	0	0	0	204	204
Total acquired loans	$3,584	$313	$2,572	$6,469	$456,705	$463,174
Total loans	$7,869	$1,260	$10,445	$19,574	$1,277,291	$1,296,865

Troubled Debt Restructurings:

Total troubled debt restructurings were $7.8 million and $9.3 million at June 30, 2016 and December 31, 2015, respectively.  The Company has allocated $154 thousand and $528 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2016 and December 31, 2015.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at June 30, 2016 and at December 31, 2015.

During the three and six month periods ended June 30, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal payments; or a legal concession.  During the quarter ended June 30, 2016 only legal concessions where made to certain loans.  During the six month period ended June 30, 2016, the terms of such loans included a reduction of the stated interest rate of the loan by 1.24% and an extension of the maturity date by 120 months. During the same six month period in 2015, loans modified as trouble debt restructurings had an extension of the maturity dates by 9 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2016 and 2015:

		Pre-Modification	Post-Modification
Three Months Ended June 30, 2016	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	3	$188	$188
Indirect	5	37	37
Total originated loans	8	225	225
Acquired loans:
1-4 family residential	2	68	68
Total loans	10	$293	$293

		Pre-Modification	Post-Modification
Six Months Ended June 30, 2016	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	6	$235	$236
Indirect	13	114	114
Total originated loans	19	$349	$350
Acquired loans:
Residential real estate
1-4 family residential	2	68	68
Consumer	1	33	33
Total acquired loans	3	$101	$101
Total loans	22	$450	$451

		Pre-Modification	Post-Modification
Three Months Ended June 30, 2015	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial real estate
Owner occupied	2	$801	$801
Residential real estate
1-4 family residential	2	193	193
Total originated loans	4	$994	$994

		Pre-Modification	Post-Modification
Six Months Ended June 30, 2015	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$801	$801
Commercial	1	8	8
Residential real estate
1-4 family residential	5	547	547
Home equity lines of credit	1	50	50
Indirect	2	36	36
Total	11	$1,442	$1,442

There were $316 thousand and $327 thousand in charge offs during the three and six month periods ended June 30, 2016, respectively.  There was no increase to the provision for loan losses during the current three month period and an $11 thousand increase to the provision during the six month period ended June 30, 2016, as a result of troubled debt restructurings.  There were $87 thousand in charge offs and a $62 thousand increase to the provision for loan losses during the three and six month period ended June 30, 2015, as a result of troubled debt restructurings.

There were two commercial loans, one residential real estate loan and one home equity line of credit for which there was a payment default for all within twelve months following the modification of the troubled debt restructuring during the three month period and six month period ended June 30, 2016.  The two commercial loans were past due at June 30, 2016.  There was no provision recorded as a result of the defaults during 2016.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There was one commercial real estate loan modified as a troubled debt restructuring for which there was a payment default within the twelve months following the modification during the three and six month period ended June 30, 2015. This loan was past due at June 30, 2015.  There was no provision recorded as a result of the default during 2015.

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

As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Total
June 30, 2016
Originated loans:
Commercial real estate
Owner occupied	$123,284	$1,456	$2,459	$0	$127,199
Non-owner occupied	143,516	553	2,512	0	146,581
Other	57,094	0	285	0	57,379
Commercial	177,568	644	1,383	0	179,595
Total originated loans	$501,462	$2,653	$6,639	$0	$510,754
Acquired loans:
Commercial real estate
Owner occupied	$124,728	$231	$3,050	$0	$128,009
Non-owner occupied	24,324	1,162	28	0	25,514
Other	16,888	474	179	0	17,541
Commercial	56,200	1,272	3,605	0	61,077
Total acquired loans	$222,140	$3,139	$6,862	$0	$232,141
Total loans	$723,602	$5,792	$13,501	$0	$742,895

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Total
December 31, 2015
Originated loans:
Commercial real estate
Owner occupied	$107,222	$1,069	$4,588	$0	$112,879
Non-owner occupied	135,847	461	2,861	0	139,169
Other	50,376	0	295	0	50,671
Commercial	154,215	939	1,973	0	157,127
Total originated loans	$447,660	$2,469	$9,717	$0	$459,846
Acquired loans:
Commercial real estate
Owner occupied	$130,028	$0	$1,645	$0	$131,673
Non-owner occupied	26,141	1,340	564	0	28,045
Other	22,843	476	217	0	23,536
Commercial	69,674	635	3,312	0	73,621
Total acquired loans	$248,686	$2,451	$5,738	$0	$256,875
Total loans	$696,346	$4,920	$15,455	$0	$716,721

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at June 30, 2016 there were $430 thousand of other real estate owned properties and $791 thousand of properties in foreclosure.  Other real estate owned and foreclosure properties were $328 thousand and $857 thousand at December 31, 2015, respectively.

The following table presents the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2016 and December 31, 2015.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
June 30, 2016
Originated loans:
Performing	$202,919	$50,152	$143,621	$21,262	$5,358
Nonperforming	2,693	185	249	130	1
Total originated loans	$205,612	$50,337	$143,870	$21,392	$5,359
Acquired loans:
Performing	$123,507	$38,220	$26,018	$25,931	$238
Nonperforming	882	154	0	87	0
Total acquired loans	124,389	38,374	0	26,018	238
Total loans	$330,001	$88,711	$143,870	$47,410	$5,597

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2015
Originated loans:
Performing	$176,472	$40,984	$130,864	$17,440	$4,484
Nonperforming	2,742	239	563	33	24
Total originated loans	$179,214	$41,223	$131,427	$17,473	$4,508
Acquired loans:
Performing	$132,776	$40,797	$0	$31,254	$204
Nonperforming	925	132	0	211	0
Total acquired loans	133,701	40,929	0	31,465	204
Total loans	$312,915	$82,152	$131,427	$48,938	$4,712

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

Summary information about these interest-rate swaps at periods ended June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Notional amounts (In thousands)	$33,525	$30,763
Weighted average pay rate on interest-rate swaps	4.27%	4.25%
Weighted average receive rate on interest-rate swaps	2.80%	2.70%
Weighted average maturity (years)	3.9	4.1
Fair value of combined interest-rate swaps (In thousands)	$1,901	$789

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income. For the three month and six month periods ended June 30, 2016 and 2015 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic EPS
Net income (In thousands)	$5,020	$812	$9,818	$3,023
Weighted average shares outstanding	27,086,422	19,394,342	27,056,056	18,913,772
Basic earnings per share	$0.19	$0.04	$0.36	$0.16

Diluted EPS
Net income (In thousands)	$5,020	$812	$9,818	$3,023
Weighted average shares outstanding for basic earnings per share	27,086,422	19,394,342	27,056,056	18,913,772
Dilutive effect of restricted stock awards	18,110	3,524	14,258	2,577
Weighted average shares for diluted earnings per share	27,104,532	19,397,866	27,070,314	18,916,349
Diluted earnings per share	$0.19	$0.04	$0.36	$0.16

There were no restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2016 and 2015.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”).  The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were 62,242 additional shares granted under the Plan during the six month period ended June 30, 2016 as detailed in the table below.  Expense recognized for the Plan was $201 thousand and $401 thousand for the three and six month periods ended June 30, 2016, respectively.  As of June 30, 2016, there was $1.8 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.5 years.  There was $62 thousand and $116 thousand of expense recognized for the Plan for the three and six month periods ended June 30, 2015.

Granted shares are earned upon meeting certain target performance metrics that are measured using extensive performance review scorecards.  The main metrics used include earnings per share, return on average assets and the efficiency ratio. The shares have forfeitable dividend rights; as such the shares do not meet the definition of participating shares.

The following is the activity under the Plan during the six month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning balance	320,980	$7.88	46,957	$7.39
Granted	62,242	8.98	85,918	7.88
Vested	0	0	0	0
Forfeited	0	0	(5,000)	7.88
Ending balance	383,222	$8.06	127,875	$7.70

Other Comprehensive Income:

The following table represents the detail of other comprehensive income for the three and six month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$5,020	$(1,759)	$3,261
Reclassification adjustment for (gains) losses included in net income (1)	(41)	14	(27)
Net unrealized gains on available-for-sale securities	$4,979	$(1,745)	$3,234

	Three Months Ended June 30, 2015
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$(5,447)	$1,907	$(3,540)
Reclassification adjustment for (gains) losses included in net income (1)	(35)	12	(23)
Net unrealized gains on available-for-sale securities	$(5,482)	$1,919	$(3,563)

	Six Months Ended June, 2016
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$8,377	$(2,934)	$5,443
Reclassification adjustment for (gains) losses included in net income (1)	(41)	14	(27)
Net unrealized gains on available-for-sale securities	$8,336	$(2,920)	$5,416

	Six Months Ended June 30, 2015
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$(3,136)	$1,097	$(2,039)
Reclassification adjustment for (gains) losses included in net income (1)	(45)	16	(29)
Net unrealized gains on available-for-sale securities	$(3,181)	$1,113	$(2,068)

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on

January 1, 2015 and will continue through January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes as of June 30, 2016, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer phase in began January 1, 2016 and will increase each year until fully implemented at 2.5% on January 1, 2019. Currently Basel III requires the Company and Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2016 and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at June 30, 2016 and December 31, 2015:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Common equity tier 1 capital ratio
Consolidated	$171,914	11.61%	$66,639	4.5%	N/A	N/A
Bank	163,392	11.06%	66,473	4.5%	$96,017	6.5%
Total risk based capital ratio
Consolidated	183,822	12.41%	118,469	8.0%	N/A	N/A
Bank	173,112	11.72%	118,175	8.0%	147,719	10.0%
Tier I risk based capital ratio
Consolidated	174,050	11.75%	88,851	6.0%	N/A	N/A
Bank	163,392	11.06%	88,631	6.0%	118,175	8.0%
Tier I leverage ratio
Consolidated	174,050	9.37%	74,296	4.0%	N/A	N/A
Bank	163,392	8.85%	73,840	4.0%	92,300	5.0%

December 31, 2015
Common equity tier 1 capital ratio
Consolidated	$165,451	11.59%	$64,245	4.5%	N/A	N/A
Bank	157,396	11.08%	63,938	4.5%	$92,354	6.5%
Total risk based capital ratio
Consolidated	176,571	12.37%	114,214	8.0%	N/A	N/A
Bank	166,374	11.71%	113,667	8.0%	142,084	10.0%
Tier I risk based capital ratio
Consolidated	167,550	11.74%	85,660	6.0%	N/A	N/A
Bank	157,396	11.08%	85,250	6.0%	113,667	8.0%
Tier I leverage ratio
Consolidated	167,550	9.21%	72,803	4.0%	N/A	N/A
Bank	157,396	8.65%	72,770	4.0%	90,963	5.0%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended June 30, 2016 and for the year ended December 31, 2015, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2016 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$6,433	$0	$6,433	$0
State and political subdivisions	143,709	0	141,903	1,806
Corporate bonds	1,260	0	1,260	0
Mortgage-backed securities-residential	184,942	0	184,928	14
Collateralized mortgage obligations	23,263	0	23,263	0
Small Business Administration	18,571	0	18,571	0
Equity securities	254	254	0	0
Total investment securities	$378,432	$254	$376,358	$1,820
Yield maintenance provisions	$1,901	$0	$1,901	$0
Financial Liabilities
Interest rate swaps	$1,901	$0	$1,901	$0

	Fair Value Measurements at December 31, 2015 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$11,106	$0	$11,106	$0
State and political subdivisions	138,723	0	138,723	0
Corporate bonds	1,134	0	1,134	0
Mortgage-backed securities-residential	196,587	0	196,572	15
Collateralized mortgage obligations	27,165	0	27,165	0
Small Business Administration	19,299	0	19,299	0
Equity securities	298	298	0	0
Total investment securities	$394,312	$298	$393,999	$15
Yield maintenance provisions	$789	$0	$789	$0
Financial Liabilities
Interest rate swaps	$789	$0	$789	$0

There were no significant transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2016 and 2015.  For additional information related to yield maintenance provisions and interest rate swaps see Interest –Rate Swaps note.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended June 30,		Six Months ended June 30,
(In Thousands of Dollars)	2016	2015	2016	2015
Beginning Balance	$14	$10	$15	$10
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0	0
Transfers from level 2	1,806	0	1,806	0
Repayments	0	0	(1)	0
Acquired and/or purchased	0	6	0	6
Ending Balance	$1,820	$16	$1,820	$16

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2016 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$31	$0	$0	$31
1–4 family residential	93	0	0	93

	Fair Value Measurements at December 31, 2015 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$1,448	$0	$0	$1,448
Commercial	1,514	0	0	1,514
1–4 family residential	42	0	0	42
Consumer	13	0	0	13

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $138 thousand with a valuation allowance of $14 thousand at June 30, 2016, resulting in no additional provision for loan losses for the three and six month periods. At December 31, 2015, impaired loans had a principal balance of $3.4 million, with a valuation allowance of $383 thousand. Loans measured at fair value at June 30, 2015 resulted in an additional provision for loan losses of $209 thousand during the three and six month period ended June 30, 2015. Excluded from the fair value of impaired loans, at June 30, 2016 and December 31, 2015, discussed above are $2.8 million and $2.9 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended June 30, 2016 and December 31, 2015:

June 30, 2016	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$31	Sales Comparison	Adjustment for differences between comparable sales	(24.02%)
Residential	93	Sales comparison	Adjustment for differences between comparable sales	(12.97%) - 14.22% 0.60%

December 31, 2015	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$701	Income approach	Adjustment for differences between earning multiplier	(49.42%) - 40.89% 35.33%
	747	Quoted price for loan relationship	Offer price	1.01%
Commercial	252	Quoted price for loan relationship	Offer price	(3.01%)
	1,262	Income approach	Adjustment for differences between earning multiplier	(29.77%)
Residential	42	Sales comparison	Adjustment for differences between comparable sales	(18.32%) - 24.16% (14.02%)
Consumer	13	Sales comparison	Adjustment for differences between comparable sales	(12.86%) - 11.97% (5.79%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at June 30, 2016 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$62,184	$20,399	$41,785	$0	$62,184
Restricted stock	9,543	n/a	n/a	n/a	n/a
Loans held for sale	1,737	0	1,785	0	1,785
Loans, net	1,348,764	0	0	1,359,864	1,359,864
Mortgage servicing rights	553	0	553	0	553
Accrued interest receivable	4,705	0	1,374	3,331	4,705
Financial liabilities
Deposits	1,447,442	1,194,871	253,245	0	1,448,116
Short-term borrowings	228,176	0	228,176	0	228,176
Long-term borrowings	19,758	0	20,013	0	20,013
Accrued interest payable	505	27	478	0	505

		Fair Value Measurements at December 31, 2015 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$56,014	$22,500	$33,514	$0	$56,014
Restricted stock	9,384	n/a	n/a	n/a	n/a
Loans held for sale	1,769	0	1,813	0	1,813
Loans, net	1,287,887	0	0	1,296,075	1,296,075
Mortgage servicing rights	453	0	453	0	453
Accrued interest receivable	5,158	0	2,011	3,147	5,158
Financial liabilities
Deposits	1,409,047	1,164,506	241,909	0	1,406,415
Short-term borrowings	225,832	0	225,832	0	225,832
Long-term borrowings	22,153	0	22,306	0	22,306
Accrued interest payable	445	26	419	0	445

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

Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
June 30, 2016
Goodwill and other intangibles	$4,824	$38,534	$3,006	$(646)	$45,718
Total assets	$11,572	$1,909,553	$3,780	$214	$1,925,119

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2015
Goodwill and other intangibles	$4,967	$35,412	$3,178	$(646)	$42,911
Total assets	$11,078	$1,854,306	$4,127	$391	$1,869,902

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2016
Net interest income	$22	$16,895	$0	$(28)	$16,889
Provision for loan losses	0	990	0	0	990
Service fees, security gains and other noninterest income	1,592	3,783	496	(134)	5,737
Noninterest expense	1,161	12,063	353	599	14,176
Amortization and depreciation expense	76	465	90	(24)	607
Income before taxes	377	7,160	53	(737)	6,853
Income taxes	128	1,905	18	(218)	1,833
Net Income	$249	$5,255	$35	$(519)	$5,020

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2016
Net interest income	$42	$33,642	$0	$(48)	$33,636
Provision for loan losses	0	1,770	0	0	1,770
Service fees, security gains and other noninterest income	3,113	6,744	985	(159)	10,683
Noninterest expense	2,313	23,690	724	989	27,716
Amortization and depreciation expense	152	1,179	179	1	1,511
Income before taxes	690	13,747	82	(1,197)	13,322
Income taxes	235	3,601	28	(360)	3,504
Net Income	$455	$10,146	$54	$(837)	$9,818

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2015
Net interest income	$15	$9,738	$0	$(4)	$9,749
Provision for loan losses	0	850	0	0	850
Service fees, security gains and other noninterest income	1,531	2,166	779	(67)	4,409
Noninterest expense	1,241	7,657	427	2,182	11,507
Amortization and depreciation expense	86	404	90	0	580
Income before taxes	219	2,993	262	(2,253)	1,221
Income taxes	74	613	89	(367)	409
Net Income	$145	$2,380	$173	$(1,886)	$812

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2015
Net interest income	$30	$18,718	$0	$(7)	$18,741
Provision for loan losses	0	1,300	0	0	1,300
Service fees, security gains and other noninterest income	3,203	4,093	1,282	(132)	8,446
Noninterest expense	2,437	15,015	762	2,577	20,791
Amortization and depreciation expense	171	696	180	0	1,047
Income before taxes	625	5,800	340	(2,716)	4,049
Income taxes	212	1,222	116	(524)	1,026
Net Income	$413	$4,578	$224	$(2,192)	$3,023

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Goodwill and Intangible Assets:

Goodwill associated with the Bank’s purchase of the Bowers Group in June 2016 and the Company’s purchase of NBOH in June 2015, Tri-State in October 2015, NAI in July of 2013 and Trust in 2009 totaled $36.9 million at June 30, 2016 and $35.1 million at December 31, 2015. The Bowers Group, NBOH and Tri-State acquisitions are more fully described in the Business Acquisitions footnote.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	June 30, 2016		December 31, 2015
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(3,875)	$5,970	$(3,585)
Non-compete contracts	430	(340)	370	(325)
Trade name	520	(76)	190	(65)
Core deposit intangible	5,582	(672)	5,582	(316)
Total	$13,742	$(4,963)	$12,112	$(4,291)

Aggregate amortization expense was $335 thousand and $672 thousand for the three and six month periods ended June 30, 2016.  Amortization expense was $167 thousand and $334 for the three and six months ended June 30, 2015.

Estimated amortization expense for each of the next five periods and thereafter:

2016 (Six months)	$793
2017	1,467
2018	1,341
2019	1,231
2020	1,127
Thereafter	2,820
TOTAL	$8,779

Short-term borrowings:

There were $145 million in short-term Federal Home Loan Bank Advances at June 30, 2016 with a weighted average interest rate of 0.47%. In addition, the Company had no Fed funds purchased and a $350 thousand balance on business lines of credit with one  lending institutions at June 30, 2016.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	June 30, 2016	December 31, 2015
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$7,637	$5,276
State and political subdivisions	6,048	2,640
Mortgage-backed securities - residential	61,499	60,391
Collateralized mortgage obligations - residential	7,642	7,175
Total repurchase agreements	$82,826	$75,482

Management believes the risks associated with the agreements are minimal and, in the case of collateral decline, the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

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

Overview

On June 1, 2016, the Bank completed the acquisition of the Bowers Group, and merged the Bowers Group with Insurance, the Bank’s wholly-owned insurance agency subsidiary. The Bowers Group will continue to operate out of its Cortland, Ohio location and will enhance the Company’s current product line up, and offer broader options of commercial, farm, home, and auto property/casualty insurance carriers to meet all the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers Group meeting performance targets. Goodwill of $1.8 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies. The goodwill was determined not to be deductible for income tax purposes. The fair value of other intangible assets of $1.6 million is related to client relationships, company name and noncompetition agreements.

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

Net income for the three months ended June 30, 2016 was $5.0 million, or $0.19 per diluted share, which compares to $812 thousand, or $0.04 per diluted share, for the three month period ended June 30, 2015. Most of the increase in net income can be attributed to the additional activity as a result of the acquisitions that took place over the last twelve month period and the ability of management to execute on planned cost savings resulting from the mergers and their successful integration. Adjusted for the after tax expenses related to acquisition activities, net income would have been $5.2 million or $0.19 per diluted share for the three months ended June 30, 2016 compared to $2.4 million or $0.13 per diluted share for the same three month period in 2015.  The Company believes that this non-GAAP financial measure provides both management and investors a more complete understanding of the underlying operational results and trends.

Net income for the six months ended June 30, 2016 was $9.8 million, or $0.36 per diluted share, which compares to $3.0 million, or $0.16 per diluted share, for the six month period ended June 30, 2015.  Adjusted for the after tax expenses related to acquisition activities, net income would have been $10.2 million or $0.38 per diluted share for the six months ended June 30, 2016.

Annualized return on average assets and return on average equity were 1.06% and 9.69%, respectively, for the three month period ending June 30, 2016, which compares favorably to the same three month period in 2015 where the return on average assets was 0.27% and the return on average equity was 2.74%. Excluding expenses related to acquisition activities, the annualized return on average assets and return on average equity for the quarter ended June 30, 2016 would have been 1.10% and 10.02% compared to 0.82% and 8.33% for the same period ended June 30, 2015.

Annualized return on average assets and return on average equity were 1.05% and 9.61%, respectively, for the six month period ending June 30, 2016, which compares with the same six month period in 2015 where the return on average assets was 0.52% and the return on average equity was 4.53%.

Total loans were $1.358 billion at June 30, 2016, compared to $1.297 billion at December 31, 2015.  Annualized loan growth was 9.5% over the past six months or $61.6 million.  The organic increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline. Most of the increase in loans has occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios.  Loans now comprise 76.3% of the Bank's average earning assets in 2016, an improvement compared to 65.9% in 2015.  This improvement along with the growth in earning assets, organically and through merger activity, has resulted in a 80% increase in tax equated loan income from the second quarter of 2016 to the same quarter in 2015.

Non-performing assets to total assets remain at nominal levels, currently at 0.46%.  Early stage delinquencies also continue to remain at low levels, at $11.4 million, or 0.84% of total loans, at June 30, 2016.  Net charge-offs for the current quarter were $660 thousand, which compares to $1.3 million in the same quarter last year.

The net interest margin for the three months ended June 30, 2016 was 4.06%, a 40 basis point increase from the quarter ended June 30, 2015.  The increased margin is partially due to the additional accretion of the discount on the 2015 acquired loan portfolios and the higher mix of loans to assets on the balance sheet. Excluding the amortization of premium on time deposits and Federal Home Loan Bank of Cincinnati (“FHLB”) advances along with the accretion of the loan portfolio discount, the net interest margin would have been 9 basis points lower or 3.97% for the quarter ended June 30, 2016. In comparing the second three months of 2016 to the same period in 2015, asset yields increased 28 basis points, while the cost of interest-bearing liabilities decreased 13 basis points due mainly to maturing time deposits with higher interest rates being moved to products with lower interest rates or leaving the bank.

The net interest margin for the six months ended June 30, 2016 was 4.07%, a 42 basis points increase from the six month period ended June 30, 2015.  Excluding the amortization of premium on time deposits and FHLB advances along with the accretion of the loan portfolio discount, the net interest margin would have been 9 basis points lower or 3.08% for the six month period ended June 30, 2016.

Noninterest income increased 30.1% to $5.7 million for the quarter ended June 30, 2016 compared to $4.4 million in 2015.  Gains on the sale of mortgage loans increased $384 thousand, or 246% and deposit account income increased $315 thousand, or 47%, in the current year’s quarter compared to the same quarter in 2015. Investment commissions increased $100 thousand or 39% and insurance agency commissions increased $175 thousand or 148%.  Debit card interchange fees also increased $593 thousand or 86% in comparing the second quarter of 2015 to the same quarter in 2016.  The Company also recognized a $262 thousand gain from the sale of land during the second quarter of 2016, compared to none in the same quarter in 2015

Farmers has remained committed to managing the level of noninterest expenses.  Total noninterest expenses for the second quarter of 2016 were $14.8 million.  Excluding expenses related to acquisition activities of $224 thousand, noninterest expenses were $14.6 million.  Annualized noninterest expense, excluding merger costs, measured as a percentage of quarterly average assets decreased from 3.39% in the second quarter of 2015 to 3.07% in the second quarter of 2016.

The efficiency ratio for the quarter ended June 30, 2016 improved to 62.6% compared to 81.0% for the same quarter in 2015.  The main factors leading to the improvement in the efficiency ratio was the increase in net interest income and noninterest income, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraphs.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the six month periods ended June 30, 2016 and 2015:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In Thousands, except Per Share Data)	2016	2015	2016	2015
Total Assets	$1,925,119	$1,672,403	$1,925,119	$1,672,403
Net Income	$5,020	$812	$9,818	$3,023
Basic and Diluted Earnings Per Share	$0.19	$0.04	$0.36	$0.16
Return on Average Assets (Annualized)	1.06%	0.27%	1.05%	0.52%
Return on Average Equity (Annualized)	9.69%	2.74%	9.61%	4.53%
Efficiency Ratio (tax equivalent basis) (1)	62.60%	81.03%	62.63%	76.08%
Equity to Asset Ratio	11.04%	10.92%	11.04%	10.92%
Tangible Common Equity Ratio (2)	8.87%	8.76%	8.87%	8.76%
Dividends to Net Income	21.57%	67.98%	22.00%	36.52%
Net Loans to Assets	70.06%	67.42%	70.06%	67.42%
Loans to Deposits	93.85%	85.94%	93.85%	85.94%

(1)

The ratio is calculated by dividing noninterest expenses by the sum of net interest income and noninterest income.  The Company strives for a lower efficiency ratio.  This non-GAAP efficiency ratio measure is not required by any regulatory agency but provides meaningful information to management and investors since a lower ratio indicates the Company is using their assets more effectively to generate profits.

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. With respect to the calculation of the actual unaudited tangible common equity ratio as of June 30, 2016 and 2015, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

	June 30,	December 31,	June 30,
(In Thousands of Dollars)	2016	2015	2015
Reconciliation of Common Stockholders' Equity to Tangible Common Equity
Stockholders' Equity	$212,491	$198,047	$182,575
Less Goodwill and Other Intangibles	45,718	42,911	39,569
Tangible Common Equity	166,773	155,136	143,006
Period End Outstanding Shares	27,048	26,944	25,672
Tangible Book Value	$6.17	$5.77	$5.57

	June 30,	December 31,	June 30,
(In Thousands of Dollars)	2016	2015	2015
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,925,119	$1,869,902	$1,672,403
Less Goodwill and Other Intangibles	45,718	42,911	39,569
Tangible Assets	$1,879,401	$1,826,991	$1,632,834

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,320,777	$15,787	4.79%	$733,249	$8,780	4.75%
Taxable securities (4)	246,590	1,288	2.10	273,799	1,405	2.04
Tax-exempt securities (4) (6)	129,772	1,377	4.26	84,970	1,014	4.73
Equity securities (2)	9,637	113	4.70	4,771	46	3.66
Federal funds sold and other	26,137	27	0.41	14,310	6	0.17
TOTAL EARNING ASSETS	1,732,913	18,592	4.30	1,111,099	11,251	4.02
NONEARNING ASSETS
Cash and due from banks	33,911			23,516
Premises and equipment	24,079			8,052
Allowance for loan losses	(9,289)			(7,620)
Unrealized gains (losses) on securities	4,782			2,543
Other assets (3)	110,672			61,883
TOTAL ASSETS	$1,897,068			$1,199,473

INTEREST-BEARING LIABILITIES
Time deposits	$249,491	$472	0.76%	$203,193	$736	1.44%
Savings deposits	540,251	159	0.12	420,315	117	0.11
Demand deposits	323,869	162	0.20	152,372	26	0.07
Short term borrowings	208,660	144	0.28	70,260	16	0.09
Long term borrowings	20,746	124	2.40	35,114	109	1.22
TOTAL INTEREST-BEARING LIABILITIES	1,343,017	1,061	0.32	881,254	1,004	0.45

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	334,007			190,669
Other liabilities	12,268			10,108
Stockholders' equity	207,776			117,442
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,897,068			$1,199,473
Net interest income and interest rate spread		$17,531	3.98%		$10,247	3.57%
Net interest margin			4.06%			3.66%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $1.1 million and $703 thousand for 2016 and 2015, respectively, and is reduced by amortization of $587 thousand and $558 thousand for 2016 and 2015, respectively.

(6)

For 2016, adjustments of $164 thousand and $478 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2015, adjustments of $146 thousand and $352 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,306,617	$31,217	4.80%	$698,777	$16,599	4.79%
Taxable securities (4)	253,635	2,725	2.16	285,209	3,052	2.16
Tax-exempt securities (4) (6)	129,149	2,733	4.26	85,154	1,953	4.62
Equity securities (2) (6)	9,599	226	4.73	4,528	94	4.10
Federal funds sold and other	27,340	65	0.48	15,319	11	0.14
TOTAL EARNING ASSETS	1,726,340	36,966	4.31	1,088,987	21,709	4.02
NONEARNING ASSETS
Cash and due from banks	34,164			20,134
Premises and equipment	24,153			17,881
Allowance for loan losses	(9,183)			(7,609)
Unrealized gains (losses) on securities	3,933			2,624
Other assets (3)	109,901			58,957
TOTAL ASSETS	$1,889,308			$1,180,974

INTEREST-BEARING LIABILITIES
Time deposits	$246,219	$881	0.72%	$202,993	$1,504	1.49%
Savings deposits	536,543	310	0.12	409,534	227	0.11
Demand deposits	320,691	309	0.19	141,544	35	0.05
Short term borrowings	212,068	319	0.30	63,314	28	0.09
Long term borrowings	21,384	242	2.28	35,876	217	1.23
TOTAL INTEREST-BEARING LIABILITIES	1,336,905	2,061	0.31	853,261	2,011	0.48

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	334,296			182,852
Other liabilities	12,700			10,193
Stockholders' equity	205,407			134,668
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,889,308			$1,180,974
Net interest income and interest rate spread		$34,905	4.00%		$19,698	3.54%
Net interest margin			4.07%			3.65%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $2.0 million and $1.2 million for 2016 and 2015, respectively, and is reduced by amortization of $1.2 million and $1.1 million for 2016 and 2015, respectively.
(6)

For 2016, adjustments of $324 thousand and $945 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2015, adjustments of $281 thousand and $676 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net Interest Income.  Tax equivalent net interest income was $17.5 million for the second quarter of 2016 compared to $10.2 million for the same period in 2015.  The net interest margin to average earning assets on a fully taxable equivalent basis increased 40 basis points to 4.06% for the three months ended June 30, 2016, compared to 3.66% for the same three month period in the prior year.  In comparing the quarters ended June 30, 2016 and 2015, yields on earning assets increased 28 basis points, while the cost of interest bearing liabilities decreased 13 basis points. The increased margin is partially due to the additional accretion of the discount on the

2015 acquired loan portfolios, the higher mix of loans to assets on the balance sheet and maturing time deposits with higher interest rates being moved to products with lower interest rates or leaving the bank. Excluding the amortization of premium on time deposits and FHLB advances along with the accretion of the loan portfolio discount, the net interest margin would have been 9 basis points lower or 3.98% for the quarter ended June 30, 2016.

Tax equivalent net interest income was $34.9 million for the six month period ended June 30, 2016, compared to $19.7 million for the same period in 2015.  The annualized net interest margin to average earning assets on a fully taxable equivalent basis increased 42 basis points to 4.07% for the six months ended June 30, 2016, compared to 3.65% for the same six month period in the prior year.  The increase is primarily a result of factors similar to the three month results previously stated in the above paragraph.

Noninterest Income.  Noninterest income increased 30.1% to $5.7 million for the quarter ended June 30, 2016 compared to $4.4 million in 2015.  Gains on the sale of mortgage loans increased $384 thousand or 246% and deposit account income increased $315 thousand or 46.9% in comparing the same two quarters. The increased fees related to deposit accounts are mainly the result of additional volume provided by the two acquisitions during 2015. In addition, debit card interchange fees also supplied a boost in the second quarter of 2016 compared to the same time period in 2015, increasing 110.6% or $345 thousand.

Noninterest income for the six months ended June 30, 2016 was $10.7 million, compared to $8.4 million during the same period in 2015. The increase was the result of many of the same factors affecting the quarterly numbers. Gains on the sale of mortgage loans increased from $279 thousand for the six month period ended June 30, 2015 to $942 thousand for the current year six month period ended June 30, 2016. Debit card fee income increased $690 thousand for the six month period ended June 30, 2016 compared to the same period in 2015. Other operating income increased by 45.8% compared to the same six month period in 2015.  Most of the additional income from the investment in a Small Business Investment Company fund. Conversely, retirement plan consulting fees decreased to $985 thousand compared to $1.3 million during the same six month period in 2015.

Noninterest Expense.  Noninterest expense totaled $14.8 million for the three month period ended June 30, 2016, which was $2.7 million or 22.3% more than the $12.1 million during the same quarter in 2015.  The increase is primarily the result of increased levels of expenses due to the increased size of the Company after the 2015 acquisitions of NBOH and Tri-State. The acquisition of the Bowers Group on June 1 had very little impact to the overall total expenses. Although the costs to operate the larger entity were spread over most expense categories, salaries and employee benefits increased 36.7%, or $2.1 million, during the current quarter compared to the same quarter in 2015 as a result of the additional employees. Annualized salaries and employee benefits as a percent of average assets actually decreased from 1.89% to 1.63%, comparing the second quarters of 2016 to 2015. At June 30, 2015, before the acquisitions of Tri-State and Bowers, the Full Time Equivalents were 434. Post acquisitions at June 30, 2016 there were 438 Full Time Equivalents. Management was able to make an additional reduction of 5 Full Time Equivalents during the first six months of 2016 which will help reduce noninterest expense going forward.

Noninterest expenses for the six months ended June 30, 2016 was $29.2 million, compared to $21.8 million for the same period in 2015, representing an increase of $7.4 million, or 33.8%. The increase is the result of the $4.1 million increase in salaries and employee benefits as mention above, an increase of $455 thousand in core processing charges and a $2.2 million increase in other operating expense.

The Company’s tax equivalent efficiency ratio for the three month period ended June 30, 2016 was 62.6% compared to 81.0% for the same period in 2015. The positive change in the efficiency ratio was the result of cost efficiencies being realized with the increased size of the Company, supplemented by the improvements to net interest income and noninterest income.

The tax equivalent efficiency ratio for the six month period ended June 30, 2016 was 62.6% compared to 76.1% for the six month period ended June 30, 2015.  Excluding the merger costs the ratio was 61.5% and 69.4% for the six month periods ended June 30, 2016 and 2015, respectively. Management has continued to focus on increasing the levels of noninterest income and reducing the level of noninterest expenses.

Income Taxes. Income tax expense totaled $1.8 million for the quarter ended June 30, 2016 and $409 thousand for the quarter ended June 30, 2015. As discussed in previous paragraphs the increased volume of the larger company impacted net income therefore increasing the overall tax expense for the period.  The effective tax rate for the three month period ended June 30, 2016 was 26.7% compared to the effective tax rate of 33.5% for the same period in 2015.  The increased effective tax rate in the three month period ended June 30, 2015 was a result of the non-deductibility of certain merger expenses.

Income tax expense was $3.5 million for the first six months of 2016 and $1.0 million for the first six months of 2015.  The effective tax rate for the six month period of 2016 was 26.3%, compared to 25.3% for the same period in 2015.

Other Comprehensive Income.  For the quarter ended June 30, 2016, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $3.2 million, compared to an unrealized loss of $3.6 million for the same period in 2015. The increase in fair value of securities for the three month period ended June 30, 2016 compared to 2015 is the result of normal market interest rate fluctuations.

For the six months of 2016, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $5.4 million, compared to an unrealized loss of $2.1 million for the same period in 2015. The increase in fair value of securities for the three and six month periods ended June 30, 2016 is the result of the market’s reaction to projected long term interest rates.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $6.2 million during the first six months of 2016 from $56.0 million to $62.2 million. The increase in the cash balance is part of the normal fluctuations on the Company’s $1.925 billion balance sheet. The Company expects these levels to remain relatively steady over the next few months.

Securities. Securities available-for-sale decreased by $15.9 million since December 31, 2015.  The Company used proceeds from repayments and maturities of the securities portfolio to help fund the loan portfolio growth during the first six months of 2016.

Loans. Gross loans increased $61.6 million since December 31, 2015.  Most of the increase in loans has occurred in the commercial real estate, commercial and industrial and residential real estate loan portfolios. The Bank utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio. The increase in loan balances was enough to overcome the continued low interest rate environment and help the current quarter’s tax equated loan income to improve by $7.0 million compared to the same quarter in 2015.

The average tax equivalent interest rate on the loan portfolio was 4.80% for the six month period ended June 30, 2016 compared to 4.79% for the same period in 2015. On a fully tax equivalent basis, loans contributed $31.2 million of total interest income during the six month period ended June 30, 2016 compared to $16.6 million for the same period in 2015.

 Allowance for Loan Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below for quarters prior to the current quarter ended June 30, 2016.  For the current quarter, recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
Nonperforming loans	$8,360	$9,710	$10,445	$9,620	$7,984
Nonperforming loans as a % of total loans	0.62%	0.74%	0.81%	0.81%	0.70%
Loans delinquent 30-89 days	$11,371	$10,072	$9,129	$6,974	$7,146
Loans delinquent 30-89 days as a % of total loans	0.84%	0.77%	0.70%	0.59%	0.63%
Allowance for loan losses	$9,720	$9,390	$8,978	$8,294	$7,286
Allowance for loan losses as a % of loans	0.72%	0.71%	0.69%	0.70%	0.64%
Allowance for loan losses as a % of non-acquired loans	1.04%	1.08%	1.08%	1.08%	1.03%
Allowance for loan losses as a % of nonperforming loans	116.27%	96.70%	85.96%	86.22%	91.26%
Annualized net charge-offs to average net loans outstanding	0.20%	0.11%	0.09%	0.10%	0.71%
Non-performing assets	$8,932	$10,265	$11,387	$10,672	$9,112
Non-performing assets as a % of total assets	0.46%	0.55%	0.61%	0.62%	0.54%
Net charge-offs for the quarter	$660	$368	$296	$211	$1,292

For the three months ended June 30, 2016, management recorded a $990 thousand provision for loan losses, compared to providing $850 thousand over the same three month period in the prior year. The larger provision recorded for the three month period ended June 30, 2016 was primarily a result of a larger loan portfolio. The increase in the allowance for loan losses was consistent with the balance of loans for the three month period ended June 30, 2016 as compared to the same period in 2015. The ratio of allowance for loan losses to gross loans increased to .72% from .64% at June 30, 2015. The lower than the normal historic ratio is the result of the additional loan portfolios acquired at fair market value without an associated allowance for loan losses during 2015. When the acquired loans are excluded the ratio is 1.04% and compares similarly with the prior periods presented in the above table.  Non-

performing loans as a percentage of total loans decreased from .70% at June 30, 2015 to .62% at June 30, 2016.  During the three months ended June 30, 2016 there were two large impaired loan relationships that saw significant collections made to pay down the outstanding balances on the loans that affected the ratio. Even with the reduction in the percentage of non-performing loans to total loans as compared to June 30, 2015 the percentage of the allowance for loan losses to non-performing loans increased from 91.26% at June 30, 2015 to 116.27% at June 30, 2016.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at June 30, 2016 is adequate and reflects probable incurred losses in the portfolio. The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased $38.4 million from December 31, 2015 to June 30, 2016, for a balance of $1.4 billion.  The increase in deposits is the result of the Company’s efforts to increase deposits without negatively impacting the net interest margin during the first six months of 2016. Non-interest bearing demand deposits increased by $24.7 million, or 7.9%, between December 31, 2015 and June 30, 2016. Money market index accounts also increased, at December 31, 2015 the balance was $288.1 million and at June 30, 2016 it increased to $300.6 million, an increase of 4.4%. The Company’s strategy is to grow deposit balances, to help supply the needs of the growing loan portfolio, while pricing deposit rates to remain competitive within the market. At June 30, 2016, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 97.1% of total deposits.

Borrowings. Total borrowing balances remained at $247.9 million since December 31, 2015. During the six month period ended June 30, 2016 the Company repaid $2.4 million in long-term advances and added $2.3 million in short-term FHLB advances. The small decrease in borrowings is a direct result of the growth in deposits over that same period.

Capital Resources. Total stockholders’ equity increased $14.4 million, or 7.3%, during the six month period ended June 30, 2016.  The increase is due to the quarterly net income addition to retained earnings less the amount of dividends paid.  Also contributing to the overall equity increase was the $1.2 million of stock issued as part of the purchase price of the Bowers Group. The increase of $5.4 million in accumulated other comprehensive income which is the result a change in the mark to market adjustment to the securities available for sale portfolio helped increase equity as well. Shareholders received $0.04 per share in cash dividends over the last two quarters which is a 33% increase over the $0.03 paid during each quarter in 2015. Book value per share increased from $7.35 per share at December 31, 2015 to $7.86 per share at June 30, 2016.  The Company’s tangible book value per share also increased, from $5.77 per share at December 31, 2015 to $6.17 per share at June 30, 2016.  The increases in book value and tangible book value per share were also the result of the mark to market adjustments to the securities available for sale portfolio and the increase to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) and are being phased in beginning on January 1, 2015 through January 1, 2019. At June 30, 2016 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets. As of June 30, 2016 the Company’s common equity tier 1 to risk weighted assets was 11.61%, total risk-based capital ratio stood at 12.41%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 11.75% and 9.37%, respectively. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2016.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At June 30, 2016, these lines of credit totaled $25 million of which the Bank had not borrowed against. In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. The outstanding balance at June 30, 2016 was $350 thousand. Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis. As of June 30, 2016, the Bank had outstanding balances with the FHLB of $162.6 million with additional borrowing capacity of approximately $99.1 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds. The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first six months of 2016, net cash used by investing activities amounted to $37.4 million, compared to $23.7 million provided in the same period in 2015.  Loan originations were robust and used $62.9 million during the first six months of 2016 compared to the $42.6 million used during the same period in 2015. The cash used by lending activities during this period can be attributed to the positive activity in the consumer real estate and commercial loan portfolios. Proceeds from the sale of securities available for sale were down to $9.2 million from $55.0 million during the first six months of 2015.  Conversely, purchases of securities available for sale amounted to $12.3 million used during the first six months of 2016 compared to $35.7 million used during the same period in 2015.  The Company also used $6.0 million to purchase additional bank owned life insurance in the first quarter of 2015 and none in 2016.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. Net cash provided by financing activities amounted to $36.0 million for the period ended June 30, 2016, compared to $17.4 million used in financing activities for the same period in 2015. There were large swings in activity during the six month period ended June 30, 2016 compared to the same period last year. Deposits provided $38.4 million compared to $18.8 million used during the six month periods ended June 30, 2016 and 2015, respectively. Repayment of long term borrowings used $2.4 million in the six month period ended June 30, 2016 compared to using $55.5 million during the six month period ended June 30, 2015.  There was also $45 million provided from long-term borrowings in the six month period ended June 30, 2015 compared to none in the same period this year.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $311.7 million at June 30, 2016 and $274.2 at December 31, 2015. Additionally, the Company has committed up to a $5 million subscription in Small Business Investment Company funds (SBIC).  At June 30, 2016 the Company had invested $3.1 million in these funds.

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

The Company’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities.  Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company.  Additionally, the Company’s balance sheet is slightly asset sensitive and in the low interest rate environment that exists today, the Company’s net interest margin should maintain current levels throughout the near future.

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

Changes In Interest Rate (basis points)	June 30, 2016 Result	December 31, 2015 Result	ALCO Guidelines
Net Interest Income Change
+300	0.3%	-1.3%	15%
+200	0.4%	-0.6%	10%
+100	0.4%	-0.2%	5%
-100	-3.4%	-2.8%	5%
Net Present Value Of Equity Change
+300	7.2%	-8.4%	20%
+200	7.2%	-4.5%	15%
+100	4.7%	-1.3%	10%
-100	-11.2%	-3.5%	10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The results of the other simulations indicate that in an environment where interest rates rise 100, 200 and 300 basis points over a 12 month period, using June 30, 2016 amounts as a base case, comply with internal limits established by the Company.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. There were no shares purchased during the three month period ended June 30, 2016.  There are 245,866 shares that may still be repurchased under this program.

During the acquisition of the Bowers Group there were 123,280 shares issued as part of the transaction that was completed on June 1, 2016.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*  Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 8, 2016

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 8, 2016

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer