Form 10-Q
period 2016-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2016-11-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, No Par Value	27,047,664 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$18,739	$22,500
Federal funds sold and other	48,633	33,514
TOTAL CASH AND CASH EQUIVALENTS	67,372	56,014
Securities available for sale	368,729	394,312
Loans held for sale	2,148	1,769
Loans	1,395,620	1,296,865
Less allowance for loan losses	10,518	8,978
NET LOANS	1,385,102	1,287,887
Premises and equipment, net	23,502	24,190
Goodwill	36,939	35,090
Other intangibles	8,359	7,821
Bank owned life insurance	29,842	29,234
Other assets	39,015	33,585
TOTAL ASSETS	$1,961,008	$1,869,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$352,441	$314,650
Interest-bearing	1,139,724	1,094,397
TOTAL DEPOSITS	1,492,165	1,409,047
Short-term borrowings	216,525	225,832
Long-term borrowings	19,232	22,153
Other liabilities	17,649	14,823
TOTAL LIABILITIES	1,745,571	1,671,855
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 27,713,811 in 2016 and 27,590,531 in 2015	178,027	176,287
Retained earnings	38,266	26,316
Accumulated other comprehensive income	4,001	133
Treasury stock, at cost; 666,147 shares in 2016 and 646,247 in 2015	(4,857)	(4,689)
TOTAL STOCKHOLDERS' EQUITY	215,437	198,047
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,961,008	$1,869,902

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
INTEREST AND DIVIDEND INCOME
Loans, including fees	$16,048	$13,385	$46,941	$29,703
Taxable securities	1,160	1,369	3,885	4,421
Tax exempt securities	893	783	2,681	2,060
Dividends	177	48	403	142
Federal funds sold and other interest income	54	9	119	20
TOTAL INTEREST AND DIVIDEND INCOME	18,332	15,594	54,029	36,346
INTEREST EXPENSE
Deposits	858	909	2,358	2,675
Short-term borrowings	166	59	485	86
Long-term borrowings	115	88	357	306
TOTAL INTEREST EXPENSE	1,139	1,056	3,200	3,067
NET INTEREST INCOME	17,193	14,538	50,829	33,279
Provision for loan losses	1,110	1,220	2,880	2,520
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,083	13,318	47,949	30,759
NONINTEREST INCOME
Service charges on deposit accounts	1,057	929	2,979	2,204
Bank owned life insurance income	194	184	608	488
Trust fees	1,693	1,482	4,753	4,638
Insurance agency commissions	569	130	1,001	394
Security gains	31	3	72	48
Retirement plan consulting fees	561	423	1,546	1,705
Investment commissions	308	332	900	886
Net gains on sale of loans	1,063	415	2,005	694
Debit card interchange fees	653	506	1,936	1,196
Other operating income	356	281	1,368	878
TOTAL NONINTEREST INCOME	6,485	4,685	17,168	13,131
NONINTEREST EXPENSES
Salaries and employee benefits	8,366	7,244	23,660	18,449
Occupancy and equipment	1,587	1,368	4,867	3,680
State and local taxes	394	400	1,181	888
Professional fees	671	738	1,954	1,760
Merger related costs	31	2,499	544	4,656
Advertising	383	344	1,091	843
FDIC insurance	287	256	856	611
Intangible amortization	421	304	1,093	638
Core processing charges	738	643	1,956	1,406
Other operating expenses	2,347	1,725	7,250	4,428
TOTAL NONINTEREST EXPENSES	15,225	15,521	44,452	37,359
INCOME BEFORE INCOME TAXES	7,343	2,482	20,665	6,531
INCOME TAXES	1,967	625	5,471	1,651
NET INCOME	$5,376	$1,857	$15,194	$4,880
EARNINGS PER SHARE - basic and diluted	$0.20	$0.07	$0.56	$0.23

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
NET INCOME	$5,376	$1,857	$15,194	$4,880
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	(2,350)	3,557	6,021	421
Reclassification adjustment for (gains) realized in income	(31)	(3)	(72)	(48)
Net unrealized holding gains (losses)	(2,381)	3,554	5,949	373
Income tax effect	833	(1,244)	(2,081)	(131)
Other comprehensive income (loss), net of tax	(1,548)	2,310	3,868	242
TOTAL COMPREHENSIVE INCOME	$3,828	$4,167	$19,062	$5,122

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(In Thousands of Dollars)
(Unaudited)	For the Nine Months Ended September 30, 2016
COMMON STOCK
Beginning balance	$176,287
Issued 123,280 shares as part of business combination	1,138
Stock compensation expense for 383,222 unvested shares	602
Ending balance	178,027

RETAINED EARNINGS
Beginning balance	26,316
Net income	15,194
Dividends declared at $.12 per share	(3,244)
Ending balance	38,266

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning balance	133
Other comprehensive income	3,868
Ending balance	4,001

TREASURY STOCK, AT COST
Beginning balance	(4,689)
Purchased 19,900 shares	(168)
Ending balance	(4,857)
TOTAL STOCKHOLDERS' EQUITY	$215,437

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Nine Months Ended
(Unaudited)	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,194	$4,880
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,880	2,520
Depreciation and amortization	2,745	1,689
Net amortization of securities	1,677	1,510
Security gains	(72)	(48)
Gain on land and building sales, net	(238)	0
Stock compensation expense	602	275
Loss on sale of other real estate owned	240	18
Earnings on bank owned life insurance	(608)	(488)
Origination of loans held for sale	(48,165)	(12,295)
Proceeds from loans held for sale	49,791	12,934
Net gains on sale of loans	(2,005)	(694)
Net change in other assets and liabilities	(8,221)	(2,978)
NET CASH FROM OPERATING ACTIVITIES	13,820	7,323
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	46,483	44,047
Proceeds from sales of securities available for sale	11,480	58,240
Purchases of securities available for sale	(26,848)	(41,346)
Loan originations and payments, net	(100,396)	(91,721)
Proceeds from sale of other real estate owned	497	552
Purchase of bank owned life insurance	0	(6,000)
Proceeds from land and building sales	479	0
Additions to premises and equipment	(512)	(1,160)
Net cash (paid) received in business combinations	(1,073)	21,303
NET CASH FROM INVESTING ACTIVITIES	(69,890)	(16,085)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	83,118	(9,115)
Net change in short-term borrowings	(9,307)	38,756
Repayment of long-term borrowings	(2,971)	(12,109)
Cash dividends paid	(3,244)	(1,876)
Proceeds from reissuance of treasury shares	0	22
Repurchase of common shares	(168)	0
NET CASH FROM FINANCING ACTIVITIES	67,428	15,678
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,358	6,916
Beginning cash and cash equivalents	56,014	27,428
Ending cash and cash equivalents	$67,372	$34,344
Supplemental cash flow information:
Interest paid	$3,196	$2,955
Income taxes paid	$6,800	$1,780
Supplemental noncash disclosures:
Transfer of loans to other real estate	$301	$734
Security purchases not settled	$1,176	$0
Issuance of stock for business combinations	$1,138	$59,048

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”).  The Bank acquired Bowers Insurance Agency, Inc. (“Bowers”) and consolidated the activity of the Bowers with Farmers National Insurance (“Insurance”) during 2016.  The Company acquired First National Bank of Orrville (“First National Bank”) a subsidiary of National Bancshares Corporation (“NBOH”) and 1st National Community Bank (“FNCB”) a subsidiary of Tri-State 1st Banc, Inc. (“Tri-State”) during 2015 and consolidated all activity of both acquisitions within the Bank.  Farmers National Captive, Inc. (“Captive”) was formed during the third quarter of 2016 and is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its subsidiaries.  The Captive pools resources with thirteen other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not currently available or economically feasible in today’s insurance market place.  The consolidated financial statements also include the accounts of the Farmers National Bank of Canfield’s subsidiaries; Farmers National Insurance and Farmers of Canfield Investment Co. (“Investments”).  The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), retirement consulting services through National Associates, Inc. (“NAI”) and insurance services through the Bank’s subsidiary, Insurance.  The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust, NAI and Captive. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Comprehensive Income:

Comprehensive income(loss) consists of net income and other comprehensive income. Other comprehensive income(loss) consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement health plan, which are recognized as separate components of equity, net of tax effects. For all periods presented there was no change in the funded status of the post-retirement health plan.

New Accounting Standards:

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the Consolidated Financial Statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact of ASU 2016-02 on its Consolidated Financial Statements and disclosures.

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases. The main objective of ASU 2016-02 is to provide users with useful, transparent, and complete information about leasing transactions. ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements. ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact to its Consolidated Financial Statements.

In January 2016, FASB issued ASU 2016-01: Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2016-01 on its Consolidated Financial Statements.

Business Combinations:

On June 1, 2016, the Bank completed the acquisition of the Bowers Insurance Agency, Inc., and merged all activity of Bowers with Insurance, the Bank’s wholly-owned insurance agency subsidiary.  The Bowers group is engage in selling insurance including commercial, farm, home, and auto property/casualty insurance and will help to meet the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets, with an estimated fair value at the acquisition date of $880 thousand. The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing insurance services currently being offered.

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

The following table summarizes the consideration paid for Bowers and the amounts of the assets acquired and liabilities assumed on the closing date of the acquisition.

(In Thousands of Dollars)
Consideration
Cash	$1,137
Stock	1,138
Contingent consideration	880
Fair value of total consideration transferred	$3,155
Fair value of assets acquired
Cash	$64
Premises and equipment	290
Other assets	34
Total assets acquired	388
Fair value of liabilities assumed	124
Net assets acquired	$264

Assets and liabilities arising from acquisition
Identified intangible assets	1,630
Deferred tax liability	(588)
Goodwill created	1,849
Total net assets acquired	$3,155

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

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
(In thousands of dollars except per share results)	2016	2015	2016	2015
Net interest income	$17,193	$15,621	$50,829	$46,065
Net income	$5,376	$4,523	$15,214	$10,060
Basic and diluted earnings per share	$0.20	$0.17	$0.56	$0.39

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2016
U.S. Treasury and U.S. government sponsored entities	$5,876	$92	$0	$5,968
State and political subdivisions	138,143	3,211	(71)	141,283
Corporate bonds	1,344	19	(1)	1,362
Mortgage-backed securities - residential	176,919	3,038	(303)	179,654
Collateralized mortgage obligations - residential	22,377	78	(242)	22,213
Small Business Administration	17,999	46	(59)	17,986
Equity securities	127	138	(2)	263
Totals	$362,785	$6,622	$(678)	$368,729

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2015
U.S. Treasury and U.S. government sponsored entities	$11,120	$38	$(52)	$11,106
State and political subdivisions	136,781	2,354	(412)	138,723
Corporate bonds	1,134	5	(5)	1,134
Mortgage-backed securities - residential	197,289	1,433	(2,135)	196,587
Collateralized mortgage obligations - residential	28,035	0	(870)	27,165
Small Business Administration	19,755	1	(457)	19,299
Equity securities	203	127	(32)	298
Totals	$394,317	$3,958	$(3,963)	$394,312

Proceeds from the sale of portfolio securities were $2.3 million during the three and $11.5 million during the nine month period ended September 30, 2016.  Gross gains of $31 thousand and $224 thousand along with gross losses of $0 and $152 thousand were realized on these sales during the three and nine month periods ended September 30, 2016.  Proceeds from the sale of portfolio securities were $3.4 million during the three month period and $58.2 million during the nine month period ended September 30, 2015.  Gross gains were $30 thousand and $139 thousand along with gross losses of $27 thousand and $91 thousand during the same three and nine month periods ended September 30, 2015.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2016
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$8,345	$8,385
One to five years	59,688	61,045
Five to ten years	69,008	70,709
Beyond ten years	8,322	8,474
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	217,295	219,853
Total	$362,658	$368,466

The following table summarizes the investment securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position.  Unrealized losses for U.S. Treasury and U.S. government sponsored entities for more than twelve months, rounded to less than $1 thousand in 2016.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2016
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$0	$0	$508	$0	$508	$0
State and political subdivisions	4,802	(67)	297	(4)	5,099	(71)
Corporate bonds	103	(1)	0	0	103	(1)
Mortgage-backed securities - residential	5,827	(24)	26,202	(279)	32,029	(303)
Collateralized mortgage obligations - residential	1,657	(3)	11,758	(239)	13,415	(242)
Small Business Administration	3,914	(6)	8,550	(53)	12,464	(59)
Equity securities	138	(2)	0	0	138	(2)
Total	$16,441	$(103)	$47,315	$(575)	$63,756	$(678)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2015
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$6,044	$(51)	$199	$(1)	$6,243	$(52)
State and political subdivisions	22,016	(167)	12,635	(245)	34,651	(412)
Corporate bonds	102	(1)	478	(4)	580	(5)
Mortgage-backed securities - residential	79,301	(1,044)	40,794	(1,091)	120,095	(2,135)
Collateralized mortgage obligations - residential	14,342	(169)	12,695	(701)	27,037	(870)
Small Business Administration	0	0	19,237	(457)	19,237	(457)
Equity securities	88	(32)	0	0	88	(32)
Total	$121,893	$(1,464)	$86,038	$(2,499)	$207,931	$(3,963)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Investment securities are generally evaluated for OTTI under FASB Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, or U.S. government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment, and is based on the information available to management at a point in time.

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

As of September 30, 2016, the Company’s security portfolio consisted of 467 securities, 43 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2016	December 31, 2015
Originated loans:
Commercial real estate
Owner occupied	$137,086	$113,160
Non-owner occupied	151,208	139,502
Other	62,609	50,855
Commercial	193,447	157,447
Residential real estate
1-4 family residential	213,620	179,657
Home equity lines of credit	56,053	41,171
Consumer
Indirect	150,436	127,335
Direct	23,976	17,325
Other	7,021	4,508
Subtotal	$995,456	$830,960
Net deferred loan costs	3,301	2,731
Total originated loans	$998,757	$833,691
Acquired loans:
Commercial real estate
Owner occupied	$122,989	$131,673
Non-owner occupied	26,773	28,045
Other	14,887	23,536
Commercial	54,395	73,621
Residential real estate
1-4 family residential	118,018	133,701
Home equity lines of credit	35,768	40,929
Consumer
Direct	23,802	31,465
Other	231	204
Total acquired loans	$396,863	$463,174
Allowance for loan losses	(10,518)	(8,978)
Net loans	$1,385,102	$1,287,887

Purchased credit impaired loans

As part of the NBOH acquisition the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	September 30, 2016	December 31, 2015
Commercial real estate
Owner occupied	$899	$986
Non-owner occupied	444	501
Commercial	1,233	1,576
Total outstanding balance	$2,576	$3,063
Carrying amount, net of allowance of $0 in 2016 and $31 in 2015	$2,083	$2,184

Accretable yield, or income expected to be collected, is shown in the table below:

Nine Months Ended September 30, 2016
(In Thousands of Dollars)
Beginning balance	$323
New loans purchased	0
Accretion of income	(56)
Ending balance	$267

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the nine months ended September 30, 2016.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,210	$1,634	$2,081	$2,444	$351	$9,720
Provision for loan losses	138	188	105	423	256	1,110
Loans charged off	(8)	0	(87)	(467)	0	(562)
Recoveries	1	0	48	201	0	250
Total ending allowance balance	$3,341	$1,822	$2,147	$2,601	$607	$10,518

Nine Months Ended September 30, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978
Provision for loan losses	516	464	376	1,390	134	2,880
Loans charged off	(315)	(37)	(165)	(1,442)	0	(1,959)
Recoveries	13	22	91	493	0	619
Total ending allowance balance	$3,341	$1,822	$2,147	$2,601	$607	$10,518

Three Months Ended September 30, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,633	$1,280	$1,548	$1,825	$0	$7,286
Provision for loan losses	365	84	83	530	158	1,220
Loans charged off	0	(36)	(46)	(549)	0	(631)
Recoveries	103	8	60	248	0	419
Total ending allowance balance	$3,101	$1,336	$1,645	$2,054	$158	$8,294

Nine Months Ended September 30, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632
Provision for loan losses	820	197	142	1,387	(26)	2,520
Loans charged off	(520)	(291)	(287)	(1,648)	0	(2,746)
Recoveries	125	10	101	652	0	888
Total ending allowance balance	$3,101	$1,336	$1,645	$2,054	$158	$8,294

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

September 30, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$61	$5	$74	$4	$0	$144
Collectively evaluated for impairment	3,251	1,722	2,073	2,597	607	10,250
Acquired loans	29	95	0	0	0	124
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$3,341	$1,822	$2,147	$2,601	$607	$10,518

Loans:
Loans individually evaluated for impairment	$3,795	$613	$3,415	$103	$0	$7,926
Loans collectively evaluated for impairment	346,730	192,710	265,825	186,398	0	991,663
Acquired loans	162,923	53,268	153,730	24,027	0	393,948
Acquired with deteriorated credit quality	1,174	909	0	0	0	2,083
Total ending loans balance	$514,622	$247,500	$422,970	$210,528	$0	$1,395,620

December 31, 2015

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$429	$5	$63	$0	$0	$497
Collectively evaluated for impairment	2,698	1,337	1,782	2,160	473	8,450
Acquired loans	0	0	0	0	0	0
Acquired with deteriorated credit quality	0	31	0	0	0	31
Total ending allowance balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978

Loans:
Loans individually evaluated for impairment	$5,853	$712	$3,414	$103	$0	$10,082
Loans collectively evaluated for impairment	296,866	156,415	217,023	153,305	0	823,609
Acquired loans	181,987	72,673	174,630	31,669	0	460,959
Acquired with deteriorated credit quality	1,267	948	0	0	0	2,215
Total ending loans balance	$485,973	$230,748	$395,067	$185,077	$0	$1,296,865

The following tables present information related to impaired loans by class of loans as of September 30, 2016 and December 31, 2015:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2016
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,901	$1,383	$0
Non-owner occupied	334	333	0
Commercial	341	319	0
Residential real estate
1-4 family residential	2,517	2,271	0
Home equity lines of credit	190	174	0
Consumer	197	96	0
Subtotal	5,480	4,576	0

With an allowance recorded:
Commercial real estate
Owner occupied	948	946	57
Non-owner occupied	1,133	1,133	33
Commercial	296	294	100
Residential real estate
1-4 family residential	890	885	73
Home equity lines of credit	85	85	1
Consumer	7	7	4
Subtotal	3,359	3,350	268
Total	$8,839	$7,926	$268

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2015
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,956	$2,436	$0
Non-owner occupied	343	342	0
Commercial	834	631	0
Residential real estate
1-4 family residential	2,575	2,310	0
Home equity lines of credit	283	268	0
Consumer	214	103	0
Subtotal	7,205	6,090	0

With an allowance recorded:
Commercial real estate
Owner occupied	1,597	1,595	379
Non-owner occupied	1,480	1,480	50
Commercial	81	81	5
Residential real estate
1-4 family residential	769	749	61
Home equity lines of credit	87	87	2
Subtotal	4,014	3,992	497
Total	$11,219	$10,082	$497

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and nine month periods ended September 30, 2016 and 2015:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended September 30,		For Three Months Ended September 30,
(In Thousands of Dollars)	2016	2015	2016	2015
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,426	$1,809	$22	$42
Non-owner occupied	333	374	0	10
Commercial	322	395	3	6
Residential real estate
1-4 family residential	2,250	2,267	37	41
Home equity lines of credit	238	270	2	4
Consumer	78	63	4	4
Subtotal	4,647	5,178	68	107

With an allowance recorded:
Commercial real estate
Owner occupied	694	2,324	9	12
Non-owner occupied	1,138	1,503	15	20
Commercial	149	336	1	1
Residential real estate
1-4 family residential	889	860	10	9
Home equity lines of credit	85	88	1	1
Consumer	5	0	0	0
Subtotal	2,960	5,111	36	43
Total	$7,607	$10,289	$104	$150

	Average Recorded Investment		Interest Income Recognized
	For Nine Months Ended September 30,		For Nine Months Ended September 30,
(In Thousands of Dollars)	2016	2015	2016	2015
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,666	$2,115	$60	$87
Non-owner occupied	334	380	4	23
Commercial	422	422	13	17
Residential real estate
1-4 family residential	2,264	2,167	108	110
Home equity lines of credit	235	265	8	11
Consumer	93	78	10	11
Subtotal	5,014	5,427	203	259

With an allowance recorded:
Commercial real estate
Owner occupied	1,064	1,987	27	60
Non-owner occupied	1,336	1,520	53	60
Commercial	103	636	3	3
Residential real estate
1-4 family residential	828	917	30	29
Home equity lines of credit	86	89	3	3
Consumer	2	0	0	0
Subtotal	3,419	5,149	116	155
Total	$8,433	$10,576	$319	$414

Cash basis interest recognized during the three and nine month periods ended September 30, 2016 and 2015 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$1,050	$0	$3,313	$0
Non-owner occupied	332	0	345	0
Commercial	525	0	541	73
Residential real estate
1-4 family residential	1,964	305	2,406	336
Home equity lines of credit	168	24	127	112
Consumer
Indirect	264	222	266	297
Direct	19	2	30	3
Other	0	20	0	24
Total originated loans	$4,322	$573	$7,028	$845
Acquired loans:
Commercial real estate
Owner occupied	$490	$0	$126	$18
Other	41	0	92	0
Commercial	1,193	0	1,068	0
Residential real estate
1-4 family residential	400	706	458	467
Home equity lines of credit	137	32	125	7
Consumer
Direct	80	29	161	50
Total acquired loans	$2,341	$767	$2,030	$542
Total loans	$6,663	$1,340	$9,058	$1,387

The following tables present the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2016
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$1,050	$1,050	$135,704	$136,754
Non-owner occupied	16	0	332	348	150,497	150,845
Other	0	0	0	0	62,373	62,373
Commercial	28	40	525	593	192,513	193,106
Residential real estate
1-4 family residential	3,201	772	2,269	6,242	206,846	213,088
Home equity lines of credit	257	52	192	501	55,595	56,096
Consumer
Indirect	2,097	577	486	3,160	152,186	155,346
Direct	295	104	21	420	23,707	24,127
Other	29	79	20	128	6,894	7,022
Total originated loans:	$5,923	$1,624	$4,895	$12,442	$986,315	$998,757
Acquired loans:
Commercial real estate
Owner occupied	$483	$121	$490	$1,094	$121,895	$122,989
Non-owner occupied	0	0	0	0	26,773	26,773
Other	0	0	41	41	14,846	14,887
Commercial	178	37	1,193	1,408	52,987	54,395
Residential real estate
1-4 family residential	1,466	262	1,106	2,834	115,184	118,018
Home equity lines of credit	64	37	169	270	35,498	35,768
Consumer
Direct	660	132	109	901	22,901	23,802
Other	0	0	0	0	231	231
Total acquired loans	$2,851	$589	$3,108	$6,548	$390,315	$396,863
Total loans	$8,774	$2,213	$8,003	$18,990	$1,376,630	$1,395,620

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2015
Originated loans:
Commercial real estate
Owner occupied	$34	$0	$3,313	$3,347	$109,532	$112,879
Non-owner occupied	0	0	345	345	138,824	139,169
Other	112	0	0	112	50,559	50,671
Commercial	0	0	614	614	156,513	157,127
Residential real estate
1-4 family residential	1,694	402	2,742	4,838	174,376	179,214
Home equity lines of credit	62	5	239	306	40,917	41,223
Consumer
Indirect	2,059	525	563	3,147	128,280	131,427
Direct	311	5	33	349	17,124	17,473
Other	13	10	24	47	4,461	4,508
Total originated loans	$4,285	$947	$7,873	$13,105	$820,586	$833,691
Acquired loans:
Commercial real estate
Owner occupied	$669	$0	$144	$813	$130,860	$131,673
Non-owner occupied	0	0	0	0	28,045	28,045
Other	0	0	92	92	23,444	23,536
Commercial	276	2	1,068	1,346	72,275	73,621
Residential real estate
1-4 family residential	1,994	244	925	3,163	130,538	133,701
Home equity lines of credit	78	11	132	221	40,708	40,929
Consumer
Direct	567	56	211	834	30,631	31,465
Other	0	0	0	0	204	204
Total acquired loans	$3,584	$313	$2,572	$6,469	$456,705	$463,174
Total loans	$7,869	$1,260	$10,445	$19,574	$1,277,291	$1,296,865

Troubled Debt Restructurings:

Total troubled debt restructurings were $7.6 million and $9.3 million at September 30, 2016 and December 31, 2015, respectively.  The Company has allocated $143 thousand and $528 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2016 and December 31, 2015.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at September 30, 2016 and at December 31, 2015.

During the three and nine month periods ended September 30, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal payments; or a legal concession.  During the quarter ended September 30, 2016 only legal concessions were made to certain loans.  During the nine month period ended September 30, 2016, the terms of such loans included a reduction of the stated interest rate of the loan by 1.2% and an extension of the maturity date by 120 months.  During the same nine month period in 2015, loans modified as trouble debt restructurings had an extension of the maturity dates by 9 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2016 and 2015:

		Pre-Modification	Post-Modification
Three Months Ended September 30, 2016	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	1	$93	$93
Indirect	7	41	41
Total originated loans	8	$134	$134
Acquired loans:
Residential real estate
Home equity lines of credit	1	18	18
Consumer	1	6	6
Total acquired loans	2	$24	$24
Total loans	10	$158	$158

		Pre-Modification	Post-Modification
Nine Months Ended September 30, 2016	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	7	$328	$329
Indirect	20	155	155
Total originated loans	27	$483	$484
Acquired loans:
Residential real estate
1-4 family residential	2	68	68
Home equity lines of credit	1	18	18
Indirect
Consumer	2	39	39
Total acquired loans	5	$125	$125
Total loans	32	$608	$609

		Pre-Modification	Post-Modification
Three Months Ended September 30, 2015	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	5	$153	$153
Indirect	3	25	25
Total originated loans	8	$178	$178

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
Nine Months Ended September 30, 2015	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate
Owner occupied	2	$801	$801
Commercial	1	8	8
Residential real estate
1-4 family residential	10	700	700
Home equity lines of credit	1	50	50
Indirect	5	61	61
Total	19	$1,620	$1,620

There were $25 thousand and $353 thousand in charge offs during the three and nine month periods ended September 30, 2016, respectively.  There was a $25 thousand and a $36 thousand increase to the provision during the three and nine month period ended September 30, 2016, as a result of troubled debt restructurings.  There were $110 thousand in charge offs and a $85 thousand increase to the provision for loan losses during the nine month period ended September 30, 2015, as a result of troubled debt restructurings.

There were two commercial loans, one residential real estate loan and one home equity line of credit for which there was a payment default for both within twelve months following the modification of the troubled debt restructuring during the three month period and nine month period ended September 30, 2016.  The one home equity line of credit was past due at September 30, 2016.  There was no provision recorded as a result of the defaults during 2016.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There was one commercial real estate loan modified as a troubled debt restructuring for which there was a payment default within the first twelve months following the modification during the three and nine month period ended September 30, 2015.  This loan was past due at September 30, 2015.  There was no provision recorded as a result of the default during 2015.

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

As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Total
September 30, 2016
Originated loans:
Commercial real estate
Owner occupied	$132,972	$1,023	$2,759	$0	$136,754
Non-owner occupied	147,800	567	2,478	0	150,845
Other	61,768	325	280	0	62,373
Commercial	190,620	1,454	1,032	0	193,106
Total originated loans	$533,160	$3,369	$6,549	$0	$543,078
Acquired loans:
Commercial real estate
Owner occupied	$119,466	$556	$2,967	$0	$122,989
Non-owner occupied	25,452	1,140	181	0	26,773
Other	14,257	469	161	0	14,887
Commercial	49,963	971	3,461	0	54,395
Total acquired loans	$209,138	$3,136	$6,770	$0	$219,044
Total loans	$742,298	$6,505	$13,319	$0	$762,122

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Total
December 31, 2015
Originated loans:
Commercial real estate
Owner occupied	$107,222	$1,069	$4,588	$0	$112,879
Non-owner occupied	135,847	461	2,861	0	139,169
Other	50,376	0	295	0	50,671
Commercial	154,215	939	1,973	0	157,127
Total originated loans	$447,660	$2,469	$9,717	$0	$459,846
Acquired loans:
Commercial real estate
Owner occupied	$130,028	$0	$1,645	$0	$131,673
Non-owner occupied	26,141	1,340	564	0	28,045
Other	22,843	476	217	0	23,536
Commercial	69,674	635	3,312	0	73,621
Total acquired loans	$248,686	$2,451	$5,738	$0	$256,875
Total loans	$696,346	$4,920	$15,455	$0	$716,721

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at September 30, 2016 there were $381 thousand of other real estate owned properties and $445 thousand of properties in foreclosure.  Other real estate owned and foreclosure properties were $328 thousand and $857 thousand at December 31, 2015, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2016 and December 31, 2015.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2016
Originated loans:
Performing	$210,819	$55,904	$154,860	$24,106	$7,002
Nonperforming	2,269	192	486	21	20
Total originated loans	$213,088	$56,096	$155,346	$24,127	$7,022
Acquired loans:
Performing	$116,912	$35,599	$0	$23,693	$231
Nonperforming	1,106	169	0	109	0
Total acquired loans	118,018	35,768	0	23,802	231
Total loans	$331,106	$91,864	$155,346	$47,929	$7,253

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2015
Originated loans:
Performing	$176,472	$40,984	$130,864	$17,440	$4,484
Nonperforming	2,742	239	563	33	24
Total originated loans	$179,214	$41,223	$131,427	$17,473	$4,508
Acquired loans:
Performing	$132,776	$40,797	$0	$31,254	$204
Nonperforming	925	132	0	211	0
Total acquired loans	133,701	40,929	0	31,465	204
Total loans	$312,915	$82,152	$131,427	$48,938	$4,712

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

Summary information about these interest-rate swaps at periods ended September 30, 2016 and December 31, 2015 is as follows:

	Sept. 30, 2016	December 31, 2015
Notional amounts (In thousands)	$37,782	$30,763
Weighted average pay rate on interest-rate swaps	4.30%	4.25%
Weighted average receive rate on interest-rate swaps	2.90%	2.70%
Weighted average maturity (years)	4.6	4.1
Fair value of combined interest-rate swaps (In thousands)	$1,897	$789

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month and nine month periods ended September 30, 2016 and 2015 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2016	2015	2016	2015
Basic EPS
Net income (In thousands)	$5,376	$1,857	$15,194	$4,880
Weighted average shares outstanding	27,260,584	25,710,795	27,167,720	21,204,754
Basic earnings per share	$0.20	$0.07	$0.56	$0.23

Diluted EPS
Net income (In thousands)	$5,376	$1,857	$15,194	$4,880
Weighted average shares outstanding for basic earnings per share	27,260,584	25,710,795	27,167,720	21,204,754
Dilutive effect of restricted stock awards	24,692	6,059	18,583	4,384
Weighted average shares for diluted earnings per share	27,285,276	25,716,854	27,186,303	21,209,138
Diluted earnings per share	$0.20	$0.07	$0.56	$0.23

There were no restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2016 and 2015.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”).  The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were 62,242 additional shares granted under the Plan during the nine month period ended September 30, 2016 as detailed in the table below.  Expense recognized for the Plan was $201 thousand and $602 thousand for the three and nine month periods ended September 30, 2016, respectively.  As of September 30, 2016, there was $1.6 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.25 years. There was $159 thousand and $275 thousand of expense recognized for the Plan for the three and nine month periods ended September 30, 2015.

Granted shares are earned upon meeting certain target performance metrics that are measured using extensive performance review scorecards.  The main metrics used include earnings per share, return on average assets and the efficiency ratio. The shares have forfeitable dividend rights; as such the shares do not meet the definition of participating shares.

The following is the activity under the Plan during the nine month periods ended September 30, 2016 and 2015:

	Nine Months Ended Sept. 30, 2016		Nine Months Ended Sept. 30, 2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning balance	320,980	$7.88	46,957	$7.39
Granted	62,242	8.98	279,023	7.96
Vested	0	0	0	0
Forfeited	0	0	(5,000)	7.88
Ending balance	383,222	$8.06	320,980	$7.88

Other Comprehensive Income:

The following table represents the detail of other comprehensive income for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$(2,350)	$823	$(1,527)
Reclassification adjustment for (gains) losses included in net income (1)	(31)	10	(21)
Net unrealized gains on available-for-sale securities	$(2,381)	$833	$(1,548)

	Three Months Ended September 30, 2015
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$3,557	$(1,245)	$2,312
Reclassification adjustment for (gains) losses included in net income (1)	(3)	1	(2)
Net unrealized gains on available-for-sale securities	$3,554	$(1,244)	$2,310

	Nine Months Ended September 30, 2016
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$6,021	$(2,106)	$3,915
Reclassification adjustment for (gains) losses included in net income (1)	(72)	25	(47)
Net unrealized gains on available-for-sale securities	$5,949	$(2,081)	$3,868

	Nine Months Ended September 30, 2015
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$421	$(148)	$273
Reclassification adjustment for (gains) losses included in net income (1)	(48)	17	(31)
Net unrealized gains on available-for-sale securities	$373	$(131)	$242

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on

January 1, 2015 and will continue through January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes as of September 30, 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject.

The FDIC and other federal banking regulators revised the risk-based capital requirements applicable to financial holding companies and insured depository institutions, including the Company and the Bank, to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”).

The common equity tier 1 capital, tier 1 capital and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets.  The leverage ratio is calculated by dividing tier 1 capital by adjusted average total assets.

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer phase in began January 1, 2016 and will increase each year until fully implemented at 2.5% on January 1, 2019.  Currently Basel III requires the

Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At September 30, 2016 and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at September 30, 2016 and December 31, 2015:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Common equity tier 1 capital ratio
Consolidated	$175,963	11.67%	$67,872	4.5%	N/A	N/A
Bank	167,147	11.12%	67,651	4.5%	$97,718	6.5%
Total risk based capital ratio
Consolidated	188,690	12.51%	120,662	8.0%	N/A	N/A
Bank	177,665	11.82%	120,268	8.0%	150,335	10.0%
Tier I risk based capital ratio
Consolidated	178,111	11.81%	90,497	6.0%	N/A	N/A
Bank	167,147	11.12%	90,201	6.0%	120,268	8.0%
Tier I leverage ratio
Consolidated	178,111	9.35%	77,647	4.0%	N/A	N/A
Bank	167,147	8.83%	76,934	4.0%	96,168	5.0%

December 31, 2015
Common equity tier 1 capital ratio
Consolidated	$165,451	11.59%	$64,245	4.5%	N/A	N/A
Bank	157,396	11.08%	63,938	4.5%	$92,354	6.5%
Total risk based capital ratio
Consolidated	176,571	12.37%	114,214	8.0%	N/A	N/A
Bank	166,374	11.71%	113,667	8.0%	142,084	10.0%
Tier I risk based capital ratio
Consolidated	167,550	11.74%	85,660	6.0%	N/A	N/A
Bank	157,396	11.08%	85,250	6.0%	113,667	8.0%
Tier I leverage ratio
Consolidated	167,550	9.21%	72,803	4.0%	N/A	N/A
Bank	157,396	8.65%	72,770	4.0%	90,963	5.0%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended September 30, 2016 and for the year ended December 31, 2015, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2016 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$5,968	$0	$5,968	$0
State and political subdivisions	141,283	0	140,670	613
Corporate bonds	1,362	0	1,362	0
Mortgage-backed securities-residential	179,654	0	179,641	13
Collateralized mortgage obligations	22,213	0	22,213	0
Small Business Administration	17,986	0	17,986	0
Equity securities	263	263	0	0
Total investment securities	$368,729	$263	$367,840	$626
Yield maintenance provisions	$1,897	$0	$1,897	$0
Financial Liabilities
Interest rate swaps	$1,897	$0	$1,897	$0

	Fair Value Measurements at December 31, 2015 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$11,106	$0	$11,106	$0
State and political subdivisions	138,723	0	138,723	0
Corporate bonds	1,134	0	1,134	0
Mortgage-backed securities-residential	196,587	0	196,572	15
Collateralized mortgage obligations	27,165	0	27,165	0
Small Business Administration	19,299	0	19,299	0
Equity securities	298	298	0	0
Total investment securities	$394,312	$298	$393,999	$15
Yield maintenance provisions	$789	$0	$789	$0
Financial Liabilities
Interest rate swaps	$789	$0	$789	$0

There were no significant transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2016 and 2015.  For additional information related to yield maintenance provisions and interest rate swaps see Interest –Rate Swaps note.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended September 30,		Nine Months ended September 30,
(In Thousands of Dollars)	2016	2015	2016	2015
Beginning Balance	$1,820	$16	$15	$10
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0	0
Transfers from level 2	0	0	1,806	0
Repayments, calls and maturities	(1,194)	(1)	(1,195)	(1)
Acquired and/or purchased	0	0	0	6
Ending Balance	$626	$15	$626	$15

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2016 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$31	$0	$0	$31
1–4 family residential	47	0	0	47
Consumer	3	0	0	3

	Fair Value Measurements at December 31, 2015 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$1,448	$0	$0	$1,448
Commercial	1,514	0	0	1,514
1–4 family residential	42	0	0	42
Consumer	13	0	0	13

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $95 thousand with a valuation allowance of $14 thousand at September 30, 2016, resulting in $139 thousand in additional provision for loan losses for the three and nine month periods.  At December 31, 2015, impaired loans had a principal balance of $3.4 million, with a valuation allowance of $383 thousand.  Loans measured at fair value at September 30, 2015 resulted in an additional provision for loan losses of $567 thousand and $777 thousand for the three and nine month periods, respectively.  Excluded from the fair value of impaired loans, at September 30, 2016 and December 31, 2015, discussed above are $2.7 million and $2.9 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended September 30, 2016 and December 31, 2015:

September 30, 2016	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$31	Sales Comparison	Adjustment for differences between comparable sales	(24.02%)
Residential	47	Sales comparison	Adjustment for differences between comparable sales	(12.97%) - 14.22% (3.38%)
Consumer	3	Sales comparison	Adjustment for differences between comparable sales	(14.66%) - 14.66% 0.00%

December 31, 2015	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$701	Income approach	Adjustment for differences between earning multiplier	(49.42%) - 40.89% 35.33%
	747	Quoted price for loan relationship	Offer price	1.01%
Commercial	252	Quoted price for loan relationship	Offer price	(3.01%)
	1,262	Income approach	Adjustment for differences between earning multiplier	(29.77%)
Residential	42	Sales comparison	Adjustment for differences between comparable sales	(18.32%) - 24.16% (14.02%)
Consumer	13	Sales comparison	Adjustment for differences between comparable sales	(12.86%) - 11.97% (5.79%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at September 30, 2016 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$67,372	$18,739	$48,633	$0	$67,372
Restricted stock	9,584	n/a	n/a	n/a	n/a
Loans held for sale	2,148	0	2,207	0	2,207
Loans, net	1,385,102	0	0	1,392,618	1,392,618
Mortgage servicing rights	733	0	733	0	733
Accrued interest receivable	5,379	0	1,967	3,412	5,379
Financial liabilities
Deposits	1,492,165	1,247,392	244,962	0	1,492,354
Short-term borrowings	216,525	0	216,525	0	216,525
Long-term borrowings	19,232	0	19,396	0	19,396
Accrued interest payable	449	28	421	0	449

		Fair Value Measurements at December 31, 2015 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$56,014	$22,500	$33,514	$0	$56,014
Restricted stock	9,384	n/a	n/a	n/a	n/a
Loans held for sale	1,769	0	1,813	0	1,813
Loans, net	1,287,887	0	0	1,296,075	1,296,075
Mortgage servicing rights	453	0	453	0	453
Accrued interest receivable	5,158	0	2,011	3,147	5,158
Financial liabilities
Deposits	1,409,047	1,164,506	241,909	0	1,406,415
Short-term borrowings	225,832	0	225,832	0	225,832
Long-term borrowings	22,153	0	22,306	0	22,306
Accrued interest payable	445	26	419	0	445

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
September 30, 2016
Goodwill and other intangibles	$4,754	$38,272	$2,919	$(646)	$45,299
Total assets	$11,058	$1,943,647	$3,461	$2,842	$1,961,008

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2015
Goodwill and other intangibles	$4,967	$35,412	$3,178	$(646)	$42,911
Total assets	$11,078	$1,854,306	$4,127	$391	$1,869,902

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2016
Net interest income	$27	$17,187	$0	$(21)	$17,193
Provision for loan losses	0	1,110	0	0	1,110
Service fees, security gains and other noninterest income	1,718	4,276	561	(70)	6,485
Noninterest expense	1,152	12,622	336	267	14,377
Amortization and depreciation expense	76	666	90	16	848
Income before taxes	517	7,065	135	(374)	7,343
Income taxes	188	1,900	48	(169)	1,967
Net Income	$329	$5,165	$87	$(205)	$5,376

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2016
Net interest income	$69	$50,829	$0	$(69)	$50,829
Provision for loan losses	0	2,880	0	0	2,880
Service fees, security gains and other noninterest income	4,831	11,020	1,546	(229)	17,168
Noninterest expense	3,465	36,312	1,060	1,256	42,093
Amortization and depreciation expense	228	1,845	269	17	2,359
Income before taxes	1,207	20,812	217	(1,571)	20,665
Income taxes	423	5,501	76	(529)	5,471
Net Income	$784	$15,311	$141	$(1,042)	$15,194

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2015
Net interest income	$16	$14,525	$0	$(3)	$14,538
Provision for loan losses	0	1,220	0	0	1,220
Service fees, security gains and other noninterest income	1,505	2,824	423	(67)	4,685
Noninterest expense	1,161	11,909	381	1,264	14,715
Amortization and depreciation expense	84	632	90	0	806
Income before taxes	276	3,588	(48)	(1,334)	2,482
Income taxes	95	783	(16)	(237)	625
Net Income	$181	$2,805	$(32)	$(1,097)	$1,857

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2015
Net interest income	$46	$33,243	$0	$(10)	$33,279
Provision for loan losses	0	2,520	0	0	2,520
Service fees, security gains and other noninterest income	4,708	6,917	1,705	(199)	13,131
Noninterest expense	3,598	26,924	1,143	3,841	35,506
Amortization and depreciation expense	255	1,328	270	0	1,853
Income before taxes	901	9,388	292	(4,050)	6,531
Income taxes	307	2,005	100	(761)	1,651
Net Income	$594	$7,383	$192	$(3,289)	$4,880

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Goodwill and Intangible Assets:

Goodwill associated with the Bank’s purchase of the Bowers group in June 2016 and the Company’s purchase of NBOH in June 2015, Tri-State in October 2015, NAI in July of 2013 and Trust in 2009 totaled $36.9 million at September 30, 2016 and $35.1 million at December 31, 2015.  The Bowers group, NBOH and Tri-State acquisitions are more fully described in the Business Acquisitions footnote.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  No goodwill impairment has been identified as of September 30, 2016.  The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2016		December 31, 2015
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(4,089)	$5,970	$(3,585)
Non-compete contracts	430	(349)	370	(325)
Trade name	520	(95)	190	(65)
Core deposit intangible	5,582	(850)	5,582	(316)
Total	$13,742	$(5,383)	$12,112	$(4,291)

Aggregate amortization expense was $421 thousand and $1.1 million for the three and nine month periods ended September 30, 2016.  Amortization expense was $304 thousand and $638 for the three and nine months ended September 30, 2015.

Estimated amortization expense for each of the next five periods and thereafter:

2016 (Three months)	$373
2017	1,467
2018	1,341
2019	1,231
2020	1,127
Thereafter	2,820
TOTAL	$8,359

Short-term borrowings:

There were $120 million in short-term Federal Home Loan Bank Advances at September 30, 2016 with a weighted average interest rate of 0.46%.  Short-term Federal Home Loan Bank Advances were $150 million at December 31, 2015.  In addition, the Company had no Fed funds purchased and has a $350 thousand balance on business lines of credit with one lending institution at September 30, 2016 and December 31, 2015.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	September 30, 2016	December 31, 2015
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$8,081	$5,276
State and political subdivisions	14,797	2,640
Mortgage-backed securities - residential	65,112	60,391
Collateralized mortgage obligations - residential	8,185	7,175
Total repurchase agreements	$96,175	$75,482

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

Overview

The Captive, which was formed during the third quarter of 2016, is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its affiliates.  The Captive provides insurance to thirteen other third party insurance captives for which insurance may not be currently available or economically feasible in today’s insurance marketplace.  The entity was created to spread a limited amount of risk among all members of the captive pool.

On June 1, 2016, the Bank completed the acquisition of the Bowers group, and merged the Bowers group with Insurance, the Bank’s wholly-owned insurance agency subsidiary. Bowers will continue to operate out of its Cortland, Ohio location and will enhance the Company’s current product line up, and offer broader options of commercial, farm, home, and auto property/casualty insurance carriers to meet all the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets.  Goodwill of $1.8 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill was determined not to be deductible for income tax purposes.  The fair value of other intangible assets of $1.6 million is related to client relationships, company name and noncompetition agreements.

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

Net income for the three months ended September 30, 2016 was $5.4 million, or $0.20 per diluted share, which compares to $1.9 million, or $0.07 per diluted share, for the three months ended September 30, 2015.  Excluding expenses related to acquisition activities, net income for the two periods was $5.4 million or $0.20 per diluted share and $3.7 million or $0.14 per diluted share, respectively.  The Company believes that this non-GAAP financial measure provides both management and investors a more complete understanding of the underlying operational results and trends.

Net income for the nine months ended September 30, 2016 was $15.2 million, or $0.56 per diluted share, compared to $4.9 million or $0.23 per diluted share for same nine month period in 2015. Annualized return on average assets and return on average equity were 1.06% and 9.74%, respectively, for the nine month period ending September 30, 2016, compared to 0.48% and 4.31% for the same period in 2015.  Excluding expenses related to acquisition activities, net income for the two nine month periods was $15.6 million, or $0.58 per share and $8.6 million or $0.40 per share, respectively, and the annualized return on average assets and return on average equity were 1.09% and 10.0% in 2016, compared to 0.83% and 7.41% in 2015, respectively.

Annualized return on average assets and return on average equity were 1.10% and 9.97%, respectively, for the three month period ending September 30, 2016, compared to 0.43% and 3.97% for the same period in 2015.  Excluding expenses related to acquisition activities, the annualized return on average assets and return on average equity for the quarter ended September 30, 2016 were 1.10% and 10.02% compared to 0.87% and 7.97% for the same quarter in 2015.

Annualized return on average assets and return on average equity were 1.06% and 9.74%, respectively, for the nine month period ending September 30, 2016, compared to 0.48% and 4.31% for the same nine month period in 2015.

Net income excluding merger related costs is a non-U.S. GAAP financial measure and should be considered in addition to, not asubstitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited net income excluding costs related to acquisition activities for the three and nine month periods ended September 30, 2016 and 2015, reconciliations are displayed in the below table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands of Dollars)	2016	2015	2016	2015
Reconciliation of Net Income, Excluding Costs Related to Acquisition Activities
Income before income taxes - Reported	$7,343	$2,482	$20,665	$6,531
Acquisition Costs	31	2,499	544	4,656
Income before income taxes - Adjusted	7,374	4,981	21,209	11,187
Income tax expense	1,973	1,255	5,618	2,626
Net income - Adjusted	$5,401	$3,726	$15,591	$8,561

Total loans were $1.40 billion at September 30, 2016, compared to $1.30 billion at December 31, 2015, representing an annualized growth of 10.2%.  The increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline. Most of the increase in loans has occurred in the commercial real estate, commercial and industrial, residential real estate and consumer loan portfolios.  Loans now comprise 76.5% of the Bank's third quarter average earning assets at September 30, 2016, an improvement compared to 73.8% at the same time in 2015.  This improvement along with the growth in earning assets organically and through merger activity has resulted in a 20% increase in tax equated loan income from the third quarter of 2015 to the same quarter in 2016.

Non-performing assets to total assets remain at a safe level, currently at 0.43%.  Early stage delinquencies also continue to remain at low levels, at $11.0 million, or 0.79% of total loans, at September 30, 2016.  Net charge-offs for the current quarter were $312 thousand, up $101 thousand compared to $211 thousand in the same quarter in 2015.  It is important to note that annualized net charge-offs as a percentage of average net loans outstanding decreased from 0.10% for the 3 months ended September 30, 2015 to 0.09% for the same period in 2016.  Lending to the energy sector is insignificant and less than 1% of the loan portfolio.

The net interest margin for the three months ended September 30, 2016 was 3.97%, a 13 basis points increase from the quarter ended September 30, 2015.  In comparing the third quarter of 2016 to the same period in 2015, asset yields increased 13 basis points, while the cost of interest-bearing liabilities decreased 2 basis points.  Another key contributor to the increase in net interest margin was the shift in the mix of earning assets from securities to loans. The increased margin is also partially due to the additional accretion as a result of the discounted loan portfolios acquired in the NBOH and Tri-State mergers. Excluding the amortization of premium on time deposits and Federal Home Loan Bank of Cincinnati (“FHLB”) advances along with the accretion of the acquired loan discount, the net interest margin would have been 8 basis points lower or 3.89% for the quarter ended September 30, 2016.

The net interest margin for the nine months ended September 30, 2016 was 4.04%, a 32 basis points increase from the nine month period ended September 30, 2015.  Excluding the amortization of premium on time deposits and FHLB advances along with the accretion of the loan portfolio discount, the net interest margin would have been 9 basis points lower or 3.95% for the nine month period ended September 30, 2016.

Noninterest income increased 38.4% to $6.5 million for the quarter ended September 30, 2016 compared to $4.7 million in 2015.  Deposit account income increased $128 thousand, or 14%, in the current year’s quarter compared to the same quarter in 2015 which was mainly due to the increased number of deposit accounts added from the two acquisitions in 2015. Gains on the sale of mortgage loans increased $648 thousand, or 156%, in comparing the same two quarters.  Insurance agency commissions increased $439 thousand and debit card interchange fees also increased $147 thousand or 29% in comparing the third quarter of 2015 to the same quarter in 2016.

The Company has remained committed to managing the level of noninterest expenses.  Total noninterest expenses for the third quarter of 2016 were $15.2 million compared to $15.5 million in the same quarter in 2015.  Excluding merger related costs, total noninterest expenses for the three month period ended September 30 2015 would have been $13.0 million compared to $15.2 million for the third quarter in 2016.  The primary reasons for the increase was the increased salaries and employee benefits related to the acquisition of the Bowers group on June 1, 2016 and increased incentive compensation resulting from improved corporate profitability.  Annualized noninterest expenses measured as a percentage of quarterly average assets increased slightly from 3.06% in the third quarter of 2015 to 3.12% in the third quarter of 2016.  These same ratios excluding merger related expenses increased from 3.04% in the third quarter of 2015 to 3.11% in the third quarter of 2016.

The efficiency ratio for the quarter ended September 30 2016 improved to 60.9% compared to 76.6% for the same quarter in 2015.  Excluding expenses related to acquisition activities, the efficiency ratios for the same periods were 60.7% and 66.5%, respectively.  The main factors leading to the improvement in the efficiency ratio was the increase in net interest income and noninterest income, along with the stabilized level of noninterest expenses relative to average assets.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the nine month periods ended September 30, 2016 and 2015:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In Thousands, except Per Share Data)	2016	2015	2016	2015
Total Assets	$1,961,008	$1,707,797	$1,961,008	$1,707,797
Net Income	$5,376	$1,857	$15,194	$4,880
Basic and Diluted Earnings Per Share	$0.20	$0.07	$0.56	$0.23
Return on Average Assets (Annualized)	1.10%	0.43%	1.06%	0.48%
Return on Average Equity (Annualized)	9.97%	3.97%	9.74%	4.31%
Efficiency Ratio (tax equivalent basis) (1)	60.85%	76.55%	62.00%	76.27%
Equity to Asset Ratio	10.99%	10.90%	10.99%	10.90%
Tangible Common Equity Ratio (2)	8.88%	8.80%	8.88%	8.80%
Dividends to Net Income	20.13%	41.46%	21.34%	38.42%
Net Loans to Assets	70.63%	68.79%	70.63%	68.79%
Loans to Deposits	93.53%	88.93%	93.53%	88.93%

(1)

The ratio is calculated by dividing noninterest expenses by the sum of net interest income and noninterest income.  The Company strives for a lower efficiency ratio.  This efficiency ratio measure is not required by any regulatory agency but provides meaningful information to management and investors since a lower ratio indicates the Company is using their assets more effectively to generate profits.

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of September 30, 2016 and 2015, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

	September 30,	December 31,	September 30,
(In Thousands of Dollars)	2016	2015	2015
Reconciliation of Common Stockholders' Equity to Tangible Common Equity
Stockholders' Equity	$215,437	$198,047	$186,151
Less Goodwill and Other Intangibles	45,299	42,911	39,265
Tangible Common Equity	170,138	155,136	146,886
Period End Outstanding Shares	27,048	26,944	25,674
Tangible Book Value	$6.29	$5.76	$5.72

	September 30,	December 31,	September 30,
(In Thousands of Dollars)	2016	2015	2015
Reconciliation of Total Assets to Tangible Assets
Total Assets	$1,961,008	$1,869,902	$1,707,797
Less Goodwill and Other Intangibles	45,299	42,911	39,265
Tangible Assets	$1,915,709	$1,826,991	$1,668,532

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,365,637	$16,212	4.72%	$1,151,899	$13,530	4.66%
Taxable securities (4)	229,630	1,160	2.01	265,416	1,369	2.05
Tax-exempt securities (4) (6)	131,714	1,365	4.12	116,581	1,196	4.07
Equity securities (2)	9,607	177	7.33	7,593	48	2.51
Federal funds sold and other	47,850	54	0.45	19,615	9	0.18
TOTAL EARNING ASSETS	1,784,438	18,968	4.23	1,561,104	16,152	4.10
NONEARNING ASSETS
Cash and due from banks	29,046			26,690
Premises and equipment	23,956			23,500
Allowance for loan losses	(9,939)			(7,452)
Unrealized gains (losses) on securities	8,035			221
Other assets (3)	113,668			95,808
TOTAL ASSETS	$1,949,204			$1,699,871

INTEREST-BEARING LIABILITIES
Time deposits	$250,268	$490	0.78%	$257,822	$616	0.95%
Savings deposits	552,037	191	0.14	512,288	144	0.11
Demand deposits	322,511	177	0.22	267,700	149	0.22
Short term borrowings	215,859	166	0.31	109,795	59	0.21
Long term borrowings	19,404	115	2.36	51,651	88	0.68
TOTAL INTEREST-BEARING LIABILITIES	1,360,079	1,139	0.33	1,199,256	1,056	0.35

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	359,291			303,188
Other liabilities	15,350			11,974
Stockholders' equity	214,484			185,453
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,949,204			$1,699,871
Net interest income and interest rate spread		$17,829	3.90%		$15,096	3.57%
Net interest margin			3.97%			3.84%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $1.0 million and $834 thousand for 2016 and 2015, respectively, and is reduced by amortization of $638 thousand and $640 thousand for 2016 and 2015, respectively.

(6)

For 2016, adjustments of $164 thousand and $472 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2015, adjustments of $145 thousand and $413 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,326,536	$47,429	4.78%	$852,094	$30,129	4.73%
Taxable securities (4)	245,578	3,885	2.11	278,538	4,421	2.12
Tax-exempt securities (4) (6)	130,010	4,098	4.21	93,874	3,149	4.48
Equity securities (2) (6)	9,601	403	5.61	5,564	142	3.41
Federal funds sold and other	33,625	119	0.47	21,071	20	0.13
TOTAL EARNING ASSETS	1,745,350	55,934	4.28	1,251,141	37,861	4.05
NONEARNING ASSETS
Cash and due from banks	33,088			18,063
Premises and equipment	24,093			19,558
Allowance for loan losses	(9,437)			(7,553)
Unrealized gains (losses) on securities	5,311			1,698
Other assets (3)	111,095			70,834
TOTAL ASSETS	$1,909,500			$1,353,741

INTEREST-BEARING LIABILITIES
Time deposits	$247,327	$1,371	0.74%	$221,576	$2,120	1.28%
Savings deposits	541,746	501	0.12	444,161	371	0.11
Demand deposits	321,302	486	0.20	184,057	184	0.13
Short term borrowings	213,341	485	0.30	80,721	86	0.14
Long term borrowings	20,719	357	2.30	39,449	306	1.04
TOTAL INTEREST-BEARING LIABILITIES	1,344,435	3,200	0.32	969,964	3,067	0.42

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	342,673			221,555
Other liabilities	14,111			10,727
Stockholders' equity	208,281			151,495
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,909,500			$1,353,741
Net interest income and interest rate spread		$52,734	3.96%		$34,794	3.63%
Net interest margin			4.04%			3.72%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $3.0 million and $2.1 million for 2016 and 2015, respectively, and is reduced by amortization of $1.8 million and $1.7 million for 2016 and 2015, respectively.
(6)

For 2016, adjustments of $488 thousand and $1.4 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2015, adjustments of $426 thousand and $1.1 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net Interest Income.  Tax equivalent net interest income was $17.8 million for the third quarter of 2016 compared to $15.1 million for the same period in 2015.  The net interest margin to average earning assets on a fully taxable equivalent basis increased 13 basis points to 3.97% for the three months ended September 30, 2016, compared to 3.84% for the same three month period in the prior year.  In comparing the quarters ended September 30, 2016 and 2015, yields on earning assets increased 13 basis points, while the cost of interest bearing liabilities decreased 2 basis points.  The increased margin is partially due to the additional accretion of the discount on the 2015 acquired loan portfolios, the higher mix of loans to assets on the balance sheet and maturing time deposits with higher interest rates being moved to products with lower interest rates or leaving the Bank.  Excluding the amortization of premium on time deposits and FHLB advances along with the accretion of the loan portfolio discount, the net interest margin would have been 8 basis points lower or 3.89% for the quarter ended September 30, 2016.

Tax equivalent net interest income was $52.7 million for the nine month period ended September 30, 2016, compared to $34.8 million for the same period in 2015.  The annualized net interest margin to average earning assets on a fully taxable equivalent basis increased 32 basis points to 4.04% for the nine months ended September 30, 2016, compared to 3.72% for the same nine month period in the prior year.  The increase is primarily a result of factors similar to the three month results previously stated in the above paragraph.

Noninterest Income.  Noninterest income increased 38.4% to $6.5 million for the quarter ended September 30, 2016 compared to $4.7 million in 2015.  Insurance agency commissions increased $439 thousand for the three month period ended September 30, 2016 compared to the three month period in 2015.  Most of this increase is related to the acquisition, in June of 2016, of the Bowers group insurance agency.  Gains on the sale of mortgage loans increased $648 thousand or 156% and deposit account income increased $128 thousand or 13.8% in comparing the same two quarters.  The increased fees related to deposit accounts are mainly the result of additional volume provided by the Tri-State merger that occurred on October 1, 2015.  In addition, debit card interchange fees also supplied a boost in the second quarter of 2016 compared to the same time period in 2015, increasing 29% or $147 thousand.

Noninterest income for the nine months ended September 30, 2016 was $17.2 million, compared to $13.1 million during the same period in 2015. The increase was the result of many of the same factors affecting the quarterly numbers.  Gains on the sale of mortgage loans increased from $694 thousand for the nine month period ended September 30, 2015 to $2.0 million for the current year nine month period ended September 30, 2016.  Most of the gains on sale increase can be attributed to the acquisition of NBOH and their established secondary mortgage team that was able to provide the added noninterest income compared to the same prior year period.  Debit card fee income increased $740 thousand for the nine month period ended September 30, 2016 compared to the same period in 2015.  Other operating income increased by $490 thousand or 55.8% compared to the same nine month period in 2015.  Most of the additional income came from the investment in a Small Business Investment Company fund (“SBIC”).  Conversely, retirement plan consulting fees decreased by $159 thousand or 9.3% compared to $1.7 million recorded during the nine month period ended September 30, 2015.  The decrease is mainly due to several infrequently occurring projects that occurred in the 2015 period.

Noninterest Expense.  Noninterest expense totaled $15.2 million for the three month period ended September 30, 2016, which was $296 thousand or 1.9% less than the $15.5 million during the same quarter in 2015.  Excluding merger related expense in the three month periods ended September 30, 2016 and 2015, noninterest expenses would have increased $2.2 million in the current year quarter.  The increase is primarily the result of increased levels of expense due to the increased size of the Company after the late 2015 acquisition of Tri-State and the Bowers group on June 1, 2016.  Although the costs to operate the larger entity were spread over most expense categories, salaries and employee benefits increased 15.5%, or $1.1 million, during the current quarter compared to the same quarter in 2015, as a result of the additional employees.  Annualized salaries and employee benefits as a percent of quarterly average assets increase slightly from 1.70% in the third quarter of 2015 to 1.72% in the third quarter of 2016.  At September 30, 2015, before the acquisitions of Tri-State and Bowers, the Full Time Equivalents were at 408.  Post acquisitions at September 30, 2016 there were 434 Full Time Equivalents.  Management continues to monitor Full Time Equivalents as part of the ongoing effort to maintain efficient levels.

Noninterest expenses for the nine months ended September 30, 2016 were $44.5 million, compared to $37.4 million for the same period in 2015, representing an increase of $7.1 million, or 19%. The increase is the result of the $5.2 million increase in salaries and employee benefits as mentioned above, an increase of $1.2 million in occupancy and equipment costs, $550 thousand in core processing charges and a $2.8 million increase in other operating expense.

The Company’s tax equivalent efficiency ratio for the three month period ended September 30, 2016 was 60.9% compared to 76.6% for the same period in 2015.  The positive change in the efficiency ratio was the result of cost efficiencies being realized with the increased size of the Company, supplemented by the improvements to net interest income and noninterest income.

The tax equivalent efficiency ratio for the nine month period ended September 30, 2016 was 62.0% compared to 76.3% for the nine month period ended September 30, 2015.  Excluding the merger costs the ratio was 60.7% and 66.5% for the nine month periods ended September 30, 2016 and 2015, respectively. Management has continued to focus on increasing the levels of noninterest income and reducing the level of noninterest expenses.

Income Taxes.  Income tax expense totaled $2.0 million for the quarter ended September 30, 2016 and $625 thousand for the quarter ended September 30, 2015.  As discussed in previous paragraphs the increased volume of the larger company impacted net income therefore increasing the overall tax expense for the period.  The effective tax rate for the three month period ended September 30,

2016 was 26.8% compared to the effective tax rate of 25.2% for the same period in 2015.  The increased effective tax rate in the three month period ended September 30, 2016 was a result of changes to the non-taxable municipal securities portfolio and the increased tax rate as a result of net income exceeding the $10 million threshold.

Income tax expense was $5.5 million for the first nine months of 2016 and $1.7 million for the first nine months of 2015.  The effective tax rate for the nine month period of 2016 was 26.5%, compared to 25.3% for the same period in 2015.

Other Comprehensive Income.  For the quarter ended September 30, 2016, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $1.5 million, compared to an unrealized gain of $2.3 million for the same period in 2015.  The decrease in fair value of securities for the three month period ended September 30, 2016 compared to 2015 is the result of normal market interest rate fluctuations.

For the nine months of 2016, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $3.9 million, compared to an unrealized gain of $242 thousand for the same period in 2015. The increase in fair value of securities for the nine month period ended September 30, 2016 is the result of the market’s reaction to projected long term interest rates.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $11.4 million during the first nine months of 2016 from $56.0 million to $67.4 million.  The increase in the cash balance is part of the normal fluctuations on the Company’s $1.961 billion balance sheet. The Company expects these levels to remain relatively steady over the next few months.

Securities.  Securities available-for-sale decreased by $25.6 million since December 31, 2015.  The Company used proceeds from repayments and maturities of the securities portfolio to help fund the loan portfolio growth during the first nine months of 2016.

Loans.  Gross loans increased $98.8 million since December 31, 2015.  Most of the increase in loans has occurred in the commercial real estate, commercial and industrial, residential real estate loan portfolios and consumer loan portfolios.  The Bank utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio.  The increase in loan balances was enough to overcome the continued low interest rate environment and help the current quarter’s tax equated loan income to improve by $2.7 million compared to the same quarter in 2015.

The average tax equivalent interest rate on the loan portfolio was 4.78% for the nine month period ended September 30, 2016 compared to 4.73% for the same period in 2015.  On a fully tax equivalent basis, loans contributed $47.4 million of total interest income during the nine month period ended September 30, 2016 compared to $30.1 million for the same period in 2015.

 Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below for quarters prior to the current quarter ended September 30, 2016.  For the current quarter, recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Nonperforming loans	$8,003	$8,360	$9,710	$10,445	$9,620
Nonperforming loans as a % of total loans	0.57%	0.62%	0.74%	0.81%	0.81%
Loans delinquent 30-89 days	$10,987	$11,371	$10,072	$9,130	$6,974
Loans delinquent 30-89 days as a % of total loans	0.79%	0.84%	0.77%	0.70%	0.59%
Allowance for loan losses	$10,518	$9,720	$9,390	$8,978	$8,294
Allowance for loan losses as a % of loans	0.75%	0.72%	0.71%	0.69%	0.70%
Allowance for loan losses as a % of non-acquired loans	1.05%	1.04%	1.08%	1.08%	1.08%
Allowance for loan losses as a % of nonperforming loans	131.43%	116.27%	96.70%	85.96%	86.22%
Annualized net charge-offs to average net loans outstanding	0.09%	0.20%	0.11%	0.09%	0.10%
Non-performing assets	$8,509	$8,932	$10,265	$11,387	$10,672
Non-performing assets as a % of total assets	0.43%	0.46%	0.55%	0.61%	0.62%
Net charge-offs for the quarter	$312	$660	$368	$296	$211

For the three months ended September 30, 2016, management recorded a $1.1 million provision for loan losses, compared to providing $1.2 million over the same three month period in the prior year.  The larger provision for the prior year quarter was mainly a result of higher than normal charge-offs due to one owner-occupied commercial real estate loan relationship.  For the nine month periods ended September 30, 2016 and 2015 the provision recorded was $2.9 million and $2.5 million, respectively.  The larger provision recorded for the nine month period ended September 30, 2016 was primarily a result of a larger loan portfolio.  Loan growth over the first nine months of 2016 was 10.2% on an annualized basis.  The allowance for loan losses as a percentage of the total loan portfolio was 0.75% at September 30, 2016 compared to 0.70% at September 30, 2015.  The loan portfolios acquired at fair market value during the NBOH and Tri-State mergers were recorded without an associated allowance for loan losses during 2015.  When the acquired loans are excluded the ratio of allowance for loan losses to total non-acquired loans is 1.05% at September 30, 2016 compared to 1.08% at September 30, 2015.  Even though early stage delinquencies as a percentage of total loans increased from 0.59% at September 30, 2015 to 0.79% at September 30, 2016, non-performing loans as a percentage of total loans decreased from .81% at September 30, 2015 to .57% at September 30, 2016.  Even with the reduction in the percentage of non-performing loans to total loans as compared to September 30, 2015 the percentage of the allowance for loan losses to non-performing loans increased from 86.22% at September 30, 2015 to 131.43% at September 30, 2016.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at September 30, 2016 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $83.1 million from December 31, 2015 to September 30, 2016, for a balance of $1.5 billion.  The increase in deposits is the result of the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin during the first nine months of 2016.  Non-interest bearing demand deposits and interest bearing deposits both had large increases between December 31, 2015 and September 30, 2016.  Non-interest bearing deposits increased by $37.8 million or 12.0% during the nine month period and interest bearing deposits increased $35.7 million or 11.1%.  Money market index accounts also increased, at December 31, 2015 the balance was $288.1 million and at September 30, 2016 it increased to $308.3 million, an increase of 7.0%.  The Company’s strategy is to grow deposit balances, to help supply the needs of the growing loan portfolio, while pricing deposit rates to remain competitive within the market.  At September 30, 2016, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 97.2% of total deposits.

Borrowings.  Total borrowing balances decreased 4.9% from $247.9 million at December 31, 2015 to $235.8 million at September 30, 2016.  During the nine month period ended September 30, 2016 the Company repaid $30.0 million in short-term FHLB advances while adding $20.7 million in securities sold under repurchase agreements.  The decrease in borrowings is a direct result of the growth in deposits over that same period.

Capital Resources.  Total stockholders’ equity increased $17.4 million, or 8.8%, during the nine month period ended September 30, 2016.  The increase is due to the net income addition to retained earnings less the amount of dividends paid.  Also contributing to the overall equity increase was the $1.2 million of stock issued as part of the purchase price of the Bowers group. The increase of $3.9 million in accumulated other comprehensive income, which is the result of a change in the mark to market adjustment to the securities available for sale portfolio, helped increase equity as well.  Shareholders received $0.04 per share in cash dividends in each of the first three quarters of 2016, which is a 33% increase over the $0.03 paid during each quarter in 2015.  Book value per share increased from $7.35 per share at December 31, 2015 to $7.96 per share at September 30, 2016.  The Company’s tangible book value per share also increased, from $5.76 per share at December 31, 2015 to $6.29 per share at September 30, 2016.  The increases in book value and tangible book value per share were also the result of the mark to market adjustments to the securities available for sale portfolio and the increase to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in beginning on January 1, 2015 through January 1, 2019.  At September 30, 2016 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets.  As of September 30, 2016 the Company’s common equity tier 1 to risk weighted assets was 11.67%, total risk-based capital ratio stood at 12.51%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 11.81% and 9.35%, respectively.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2016.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At September 30, 2016, these lines of credit totaled $25 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million.  The outstanding balance at September 30, 2016 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of September 30, 2016, the Bank had outstanding balances with the FHLB of $137.1 million with additional borrowing capacity of approximately $141.7 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first nine months of 2016, net cash used by investing activities amounted to $69.9 million, compared to $16.1 million used in the same period in 2015.  Loan originations were robust and used $100.4 million during the first nine months of 2016 compared to the $91.7 million used during the same period in 2015. The cash used in investing activities during this period can be attributed to the strong lending activity in most all of the loan portfolios. Proceeds from the sale of securities available for sale were down to $11.5 million from $58.2 million during the first nine months of 2015.  Conversely, purchases of securities available for sale amounted to $26.8 million used during the first nine months of 2016 compared to $41.3 million used during the same period in 2015.  The acquisition of NBOH in the first nine months of 2015 provided $21.3 million in cash while the acquisition of the Bowers group in 2016 used $1.1 million.  The Company also used $6.0 million to purchase additional bank owned life insurance in 2015 and none in 2016.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $67.4 million for the period ended September 30, 2016, compared to $15.7 million provided in financing activities for the same period in 2015. There were large swings in two line items during the nine month period ended September 30, 2016 compared to the same period last year. Deposits provided $83.1 million compared to $9.1 million used during the nine month periods ended June 30, 2016 and 2015, respectively. Changes in short term borrowings used $9.3 million in the nine month period ended September 30, 2016 compared to providing $38.8 million during the nine month period ended September 30,

2015.  There was also $12.1 million used from long-term borrowing repayments in the nine month period ended September 30, 2015 compared to $3.0 million used in the same period this year.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $312.9 million at September 30, 2016 and $274.2 at December 31, 2015.  Additionally, the Company has committed up to a $5 million subscription in SBIC investment funds.  At September 30, 2016 the Company had invested $3.1 million in these funds.

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

The Company’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities.  Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company.  Additionally, the Company’s balance sheet is slightly asset sensitive and in the low interest rate environment that exists today, the Company’s net interest margin should maintain relatively stable levels throughout the near future.

The Company considers the primary market exposure to be interest rate risk.  Simulation analysis is used to monitor the Company’s exposure to changes in interest rates, and the effect of the change to net interest income.  The following table shows the effect on net interest income and the net present value of equity in the event of a sudden and sustained 300 basis point increase or 100 basis point decrease in market interest rates:

Changes In Interest Rate (basis points)	September 30, 2016 Result	December 31, 2015 Result	ALCO Guidelines
Net Interest Income Change
+300	3.7%	-1.3%	15%
+200	2.9%	-0.6%	10%
+100	1.8%	-0.2%	5%
-100	-3.6%	-2.8%	5%
Net Present Value Of Equity Change
+300	8.2%	-8.4%	20%
+200	8.0%	-4.5%	15%
+100	5.7%	-1.3%	10%
-100	-10.3%	-3.5%	10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management does not believe that a 100 basis rate decline is realistic in the current interest rate environment. The results of the other simulations indicate that in an environment where interest rates rise 100, 200 and 300 basis points over a 12 month period, using September 30, 2016 amounts as a base case, comply with internal limits established by the Company.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. There were no shares purchased during the three month period ended September 30, 2016.  There are 245,866 shares that may still be repurchased under this program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*  Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 8, 2016

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 8, 2016

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer