Form 10-K
period 2016-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2017-03-07
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the estimated aggregate market value of the ’registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $238.0 million based upon the last sales price as of June 30, 2016 reported on NASDAQ.  (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

As of March 1, 2017, the registrant had outstanding 27,047,664 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2017	III
Annual Meeting of Shareholders

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

Item 1. Business.

General

Farmers National Banc Corp.

Farmers National Banc Corp. (the “Company,” “Farmers,” “we,” “our” or “us”), is a financial holding company and was organized as a one-bank holding company in 1983 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Amendments to the BHCA in 1999, allowed for a bank holding company to declare itself a financial holding company and thereby engage in financial activities, including securities underwriting and dealing, insurance agency and underwriting activities, and merchant banking activities.  The Company made the declaration to become a financial holding company in 2016.  For a bank holding company to be eligible to declare itself a financial holding company, all of the depository institution subsidiaries must be well-capitalized and well-managed and have satisfactory or better ratings under the Community Reinvestment Act.  The Company operates principally through its wholly-owned subsidiaries, The Farmers National Bank of Canfield (the “Bank” or “Farmers Bank”), Farmers Trust Company (“Trust” or “Farmers Trust”), National Associates, Inc. (“NAI”) and Farmers National Captive, Inc. (“Captive”).  Farmers National Insurance, LLC (“Insurance” or “Farmers Insurance”) and Farmers of Canfield Investment Co. (“Investments or “Farmers Investments”) are wholly-owned subsidiaries of the Bank.  The Company and its subsidiaries operate in the domestic banking, trust, retirement consulting, insurance and financial management industries.

The Company’s principal business consists of owning and supervising its subsidiaries.  Although Farmers’ directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers.  Farmers and its subsidiaries had 441 full-time equivalent employees at December 31, 2016.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341.  Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.”  Farmers’ business activities are managed and financial performance is primarily aggregated and reported in three lines of business, the Bank segment, the Trust segment and the Retirement Planning/Consulting segment.  For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2016, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

The Farmers National Bank of Canfield

During 2015, the Company acquired all outstanding stock of National Bancshares Corporation (“NBOH”), the parent company of First National Bank of Orrville (“First National Bank”) and Tri-State 1stBanc, Inc. (“Tri-State”), the parent company of 1st National Community Bank (“FNCB”). Additional discussion about the acquisitions can be found in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.  The Bank is a full-service national banking association engaged in commercial and retail banking mainly in Mahoning, Trumbull, Columbiana, Wayne, Medina and Stark Counties in Ohio and two locations in Beaver County, Pennsylvania.  The Bank’s commercial and retail banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines, internet banking, travel cards, “E” Bond transactions, MasterCard and Visa credit cards, brokerage services and other miscellaneous services normally offered by commercial banks.

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2016, is discussed in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

Farmers Trust Company

During 2009, the Company acquired the Farmers Trust Company which offers a full complement of personal and corporate trust services in the areas of estate settlement, trust administration and employee benefit plans.  Farmers Trust operates three offices located in Boardman, Canton and Howland, Ohio.

National Associates, Inc.

National Associates, Inc. of Cleveland, Ohio has been a part of the Company since the 2013 acquisition.  The acquisition was part of the Company’s plan to increase the levels of noninterest income and to complement the existing retirement services that were already being offered through the Trust company.  NAI operates from its office located in Rocky River, Ohio.

Farmers National Captive, Inc.

Farmers National Captive, Inc. was formed during 2016 and is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its subsidiaries.  The Captive pools resources with thirteen other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not currently available or economically feasible in today’s insurance market place.  The Captive does not account for a material portion of the revenue and, therefore, will not be discussed individually, but as part of the Company.

Farmers National Insurance, LLC

Farmers Insurance was formed during 2009 and offers a variety of insurance products through licensed representatives.  During 2016 the Bank completed the acquisition of the Bowers Insurance Agency, Inc. (“Bowers”).  The transaction involved both cash and stock.  All activity has been merged into Insurance.  Farmers Insurance is a subsidiary of Farmers Bank and does not account for a material portion of the revenue and, therefore, will not be discussed individually, but as part of the Bank.

Farmers of Canfield Investment Company

Farmers of Canfield Investment Company was formed during 2014, with the primary purpose of investing in municipal securities.  Farmers Investments is a subsidiary of Farmers Bank and does not account for a material portion of the revenue and, therefore, will not be discussed individually, but as part of the Bank.

Investor Relations

The Company maintains an Internet site at http://www.farmersbankgroup.com, which contains an Investor Relations section that provides access to the Company’s filings with the Securities and Exchange Commission (the “Commission”).  Farmers makes available free of charge on or through its website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such documents filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after the Company has filed these documents with the Commission.  In addition, the Company’s filings with the Commission may be read and copied at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.  These filings are also available on the Commission’s web-site at http://www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

Supervision and Regulation

Introduction

The Company and its subsidiaries are subject to extensive regulation by federal and state regulatory agencies.  The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund and the banking system as a whole and not for the protection of shareholders.  This intensive regulatory environment, among other things, may restrict the Company’s ability to diversify into certain areas of financial services, acquire depository institutions in certain markets or pay dividends on its common shares.  It also may require the Company to provide financial support to its banking and other subsidiaries, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

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

Regulatory Agencies

Financial Holding Company.  Farmers elected to be a financial holding company.  A bank holding company may elect to become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action regulations of the FDIC, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (the "CRA").  Financial holding companies may engage in activities that are financial in nature, including affiliating with securities firms and insurance companies, which are not otherwise permissible for a bank holding company.

As a financial holding company, Farmers is subject to regulation under the BHCA and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Federal Reserve Board has extensive enforcement authority over financial and bank holding companies and may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.  The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders and may require that a bank holding company divest subsidiaries, including subsidiary banks.  Farmers is also required to file reports and other information with the Federal Reserve Board regarding its business operations and those of its subsidiaries.

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

Securities and Exchange Commission and The NASDAQ Stock Market LLC. The Company is also under the regulation and supervision of the Commission and certain state securities commissions for matters relating to the offering and sale of its securities.  The Company is subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, and the regulations promulgated thereunder.  Farmers common shares are listed on the NASDAQ under the symbol “FMNB” and the Company is subject to the rules for NASDAQ listed companies.

Federal Home Loan Bank. Farmers Bank is a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”), which provides credit to its members in the form of advances.  As a member of the FHLB, the Bank must maintain an investment in the capital stock of the FHLB in a specified amount.  Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in certain types of collateral.  The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB.  The standards take into account a member’s performance under the CRA and its record of lending to first-time home buyers.

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

Dodd-Frank Act - Basel III

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act.  The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets and adjusts the prompt corrective action thresholds.  Community banking organizations, such as the Company and the Bank, became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.

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

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures and certain short-term commitments and securitization exposures.
•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.
•	Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

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

Financial Holding Company Regulation

As a financial holding company, Farmers’ activities are subject to extensive regulation by the Federal Reserve Board under the BHCA.  Generally, in addition to the BHCA limits of banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be closely related to banking, financial holding company activities may include securities underwriting and dealing, insurance agency and underwriting activities and merchant banking activities.  Under Federal Reserve Board policy, a financial holding company is expected to serve as a source of financial and managerial strength to each subsidiary and to commit resources to support those subsidiaries.  Under this policy, the Federal Reserve Board may require the company to contribute additional capital to an undercapitalized subsidiary and may disapprove of the payment of dividends to the holding company’s shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.  The Dodd-Frank Act codified this policy as a statutory requirement.

The BHCA requires prior approval by the Federal Reserve Board for a bank holding company to directly or indirectly acquire more than a 5.0% voting interest in any bank or its parent holding company.  Factors taken into consideration in making such a determination include the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis and the acquiring institution’s record of addressing the credit needs of the communities it serves.

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

The Gramm-Leach-Bliley Act of 1999 permits a qualifying bank holding company to elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company.  Farmers elected to become a financial holding company during 2016.

Regulation of Nationally-Chartered Banks

As a national banking association, Farmers Bank is subject to regulation under the National Banking Act and is periodically examined by the OCC.  OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters.  Furthermore, Farmers Bank is subject, as a member bank, to certain rules and regulations of the Federal Reserve Board, many of which restrict activities and prescribe documentation to protect consumers.  Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with, or purchase the assets or assume the deposits of, another bank.  In reviewing applications to approve merger and other acquisition transactions, the OCC and other bank regulatory authorities may include among their considerations the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance under the CRA and fair housing laws, and the effectiveness of the entities in restricting money laundering activities. In addition, the establishment of branches by Farmers Bank is subject to the prior approval of the OCC.  The OCC has the authority to impose sanctions on the Bank and, under certain circumstances, may place Farmers Bank into receivership.

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

In addition, Farmers and Farmers Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.  The federal banking agencies are authorized to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.  The federal banking agencies have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.  In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that financial holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are very strong.  Thus, the ability of Farmers to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

The Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value to the Company and its nonbanking subsidiaries and affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases or other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate.  These regulations limit the types and amounts of transactions (including loans due and extensions of credit) that may take place and generally require those transactions to be on an arm’s-length basis.  In general, these regulations require that any “covered transaction” by Farmers Bank with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of Farmers or its non-bank subsidiaries, to 10% of Farmers Bank’s capital stock and surplus, and, as to Farmers and all such non-bank subsidiaries in the aggregate, to 20% of Farmers Bank’s capital stock and surplus. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization including, for example, the requirement that the 10% capital limit on covered transactions apply to financial subsidiaries.  “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer began being phased in on January 1, 2016, at 0.625% of risk-weighted assets, increasing each year by that amount until fully implemented at 2.5% on January 1, 2019.  When fully phased in on January 1, 2019, the Basel III Rules will require the Company and Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.50% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of 4.0%.

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

When fully phased in on January 1, 2019, Basel III will require banks to maintain: (i) as a newly adopted international standard, a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer (the “CCB”) (which is added to the 4.5% CET1 ratio as that buffer is phased in, which will effectively result in a minimum ratio of CET1 to risk-weighted assets of 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the CCB (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% on full implementation); (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the CCB (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

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

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule").  The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions.  The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits.  The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it exempts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

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

Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, and Farmers Bank is assessed deposit insurance premiums to maintain the Deposit Insurance Fund.  The general insurance limit is $250,000 per separately insured depositor.  This insurance is backed by the full faith and credit of the United States Government.  Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information deemed by the FDIC to be relevant to the risk posed to the Deposit Insurance Fund by the institution.  The assessment rate is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium.

The FDIC assesses a quarterly deposit insurance premiums on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the Deposit Insurance Fund ("DIF").  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits.  In

March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2010, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC's new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%.  The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF.  These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Community Reinvestment Act

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA and are assigned ratings.  In order for a bank holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the bank holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA.  Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.  Farmers received a rating of “satisfactory” in its most recent CRA examination.

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

Anti-Money Laundering and the USA Patriot Act

The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) and its related regulations require insured depository institutions, broker-dealers and certain other financial institutions to have policies, procedures and controls to detect, prevent, and report money laundering and terrorist financing.  The USA Patriot Act and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.  In addition, federal banking agencies are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering policies, procedures and controls of the applicants.

Corporate Governance

The Sarbanes-Oxley Act of 2002 effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the Commission.  The Company’s corporate governance policies include an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance and Nominating Committee Charter and Code of Business Conduct and Ethics.  The Board of Directors reviews the Company’s corporate governance practices on a continuing basis.  These and other corporate governance policies have been provided previously to shareholders and are available, along with other information on Farmers’ corporate governance practices, on the Company’s website at www.farmersbankgroup.com.

As directed by Section 302(a) of the Sarbanes-Oxley Act, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact.  The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls, they have made certain disclosures about the Company’s internal controls to its auditors and the audit committee of the Board of Directors and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Pursuant to the Joint Guidance, the Federal Reserve Board will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as Farmers.  Such reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements.  The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions.  Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness, and prompt and effective measures are not being taken to correct the deficiencies.

On February 7, 2011, the federal banking agencies initially issued jointly proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “First Proposed Rules”).  The First Proposed Rules generally apply to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees.

In May 2016, the federal bank regulatory agencies issued a second joint notice of proposed rules (the “Second Proposed Joint Rules”) likewise designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions.  The Second Proposed Joint Rules would also apply to covered financial institutions with total assets of $1 billion or more, but the rules would differ for each of three categories of financial institutions:

•	Level 1 – institutions with assets of $250 billion or more;
•	Level 2 – institutions with assets of at least $50 billion and less than $250 billion; and
•	Level 3 – institutions with assets of at least $1 billion and less than $50 billion.

Farmers would be a Level 3 institution. Some of the requirements would apply only to Level 1 and Level 2 institutions.  For all covered institutions, including Level 3 institutions, the proposed rules would:

•	prohibit incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss;”
•	require incentive based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and
•	require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

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

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system.  Such legislation could change the operating environment for Farmers and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease the costs of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions.  With the enactment of the Dodd-Frank Act and the continuing implementation of final rules and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.  Farmers cannot predict the scope and timing of any such future legislation and, if enacted, the effect that it could have on its business, financial condition or results of operations.

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

Beginning in the latter half of 2007 through 2009, the U.S. economy was in recession and business activity across a wide range of industries and regions in the U. S. was greatly reduced.  Although economic conditions have improved, certain sectors, such as real estate and manufacturing remain weak.  It is also possible that recent improvements may be reversed if current economic turmoil in Europe becomes global or the United States Congress fails to resolve certain critical fiscal policies it is now facing.  The recent election of a new U.S. President may result in substantial, unpredictable changes, positive or negative, in economic and political conditions in the U.S. and globally.  In addition, many local governments and many businesses are still in serious difficulty due to depressed consumer spending and continued decreased liquidity in the credit markets.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply, governmental fiscal policies and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.  Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.  If during a period of reduced real estate values we are required to liquidate the collateral securing loans to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.  Moreover, the Financial Accounting Standards Board may change its requirements for establishing the loan loss allowance.  The majority of our loans are to individuals and businesses in Northeast Ohio.  Consequently, further significant declines in the economy in the area could have a material adverse effect on our business, financial condition or results of operations.  It is uncertain when the negative credit trends in our market will reverse, and, therefore, future earnings are susceptible to further declining credit conditions in the market in which we operate.

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

As of December 31, 2016, approximately 55.1% of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans.  Consequently, real estate-related credit risks are a significant concern for us.  The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.  General difficulties in our real estate markets have recently contributed to increases in our non-performing loans, charge-offs and decreases in our income.

Our business depends significantly on general economic conditions in Ohio.  Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in the regions we serve or by changes in the local real estate markets.  A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism or other factors beyond our control could therefore have an adverse effect on our business, financial condition or results of operations.

Our indirect lending exposes us to increased credit risks.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Northeastern Ohio.  These loans are for the purchase of new or late model used cars.  We serve customers over a broad range of creditworthiness, and the required terms and rates are reflective of those risk profiles.  While these loans have higher yields than many of our other loans, such loans involve significant risks in addition to normal credit risk.  Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, changes in the local economy and difficulty in monitoring collateral.  While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan to value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower.  Delinquencies, charge-offs and repossessions of vehicles in this portfolio are always concerns.  If the economy turns for the worse, we may experience higher levels of delinquencies, repossessions and charge-offs.

Commercial and industrial loans may expose us to greater financial and credit risk than other loans.

As of December 31, 2016, approximately 14.5% of our loan portfolio consisted of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.  Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans.  The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.  In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers.  Our primary source of liquidity is our core deposit base, which is raised through our retail branch system.  Core deposits – savings and money market accounts, time deposits less than $250 thousand and demand deposits—comprised approximately 97.0% of total deposits at December 31, 2016.  Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers.  Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $128 million at December 31, 2016.  An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

In 2015, we completed the acquisitions of NBOH and Tri-State and Bowers in 2016.  The successful integration of these acquisitions depends on our ability to manage the operations and personnel of the acquired businesses.  Integrating operations is complex and requires significant efforts and expenses.  Potential difficulties we may encounter as part of the integration process include the following:

•	employees may voluntarily or involuntarily exit the Company because of the acquisitions;
•	our management team may have its attention diverted while trying to integrate the acquired companies;
•	we may encounter obstacles when incorporating the acquired operations into our operations;
•	differences in business backgrounds, corporate cultures and management philosophies;
•	potential unknown liabilities and unforeseen increased expenses;
•	previously undetected operational or other issues; and
•	the acquired operations may not otherwise perform as expected or provide expected results.

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

In our markets, we encounter significant competition from banks, savings and loan associations, credit unions, mortgage banks and other financial service companies.  As a result of their size and ability to achieve economies of scale, some of our competitors offer a broader range of products and services than we can offer.  In particular, the competition includes major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.  Our ability to maintain our history of strong financial performance and return on investment to shareholders will depend in part on our continued ability to compete successfully in our market.  Financial performance and return on investment to shareholders will also depend on our ability to expand our scope of available financial services to our customers.  In addition to other banks, competitors include securities dealers, brokers, investment advisors and finance and insurance companies.  The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.

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

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect our ability to attract and keep customers, and can expose us to litigation and regulatory action.

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

As a financial holding company, we are a legal entity separate and distinct from our subsidiaries.  Our principal source of funds to pay dividends on our common shares is dividends from these subsidiaries.  Federal and state statutory provisions and regulations limit the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval.  In the event our subsidiaries become unable to pay dividends to us, we may not be able to pay dividends on our outstanding common shares.  Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations.  Further discussion of our ability to pay dividends can be found under the caption “Dividends and Transactions with Affiliates” in Item 1 of this Annual Report on Form 10-K.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Federal banking agencies have proposed extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital.  The final form of such regulations and their impact on the Company is unknown at this time, but may require us to raise additional capital.  In addition, we may elect to raise capital to support our business or to finance acquisitions, if any, or for other anticipated reasons.  Our ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, including the satisfaction or release of preemptive rights in the event of a common share offering, many of which are outside our control.  Therefore, there can be no assurance additional capital can be raised when needed or that capital can be raised on acceptable terms.  The inability to raise capital may have a material adverse effect on our business, financial condition or results of operations.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the debt security or will be required to sell the debt security before its anticipated recovery.  Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present.  Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period.  Deferred tax assets are only recognized to the extent it is more likely than not they will be realized.  Should management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a change to earnings would be reflected in the period.  This could be realized during the current presidential administration if a change is made to reduce the corporate tax rate.  If the rate is lowered during the current year and not made retroactive the deferred asset now recorded would need to be adjusted through the income statement during the current period.

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

Since late 2008, the FDIC has taken various actions intended to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund.  These actions have included increasing assessment rates for all insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, imposing special assessments and requiring insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012.  In addition, on February 7, 2011, the FDIC approved a final rule that changed the deposit insurance assessment base and assessment rate schedule, adopted a new large-bank pricing assessment scheme and set a target size for the Deposit Insurance Fund.  The rule, as mandated by the Dodd-Frank Act, finalized a target size for the Deposit Insurance Fund at 2 percent of insured deposits.  The final rule went into effect beginning with the second quarter of 2011.

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

Even a reduction in regulatory restrictions could adversely affect our operations and our shareholders if less restrictive regulation increases competition within the industry generally or within our markets.

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

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes.  Changes to our taxes could have a material adverse effect on our results of operations as mentioned in the above risk discussion concerning deferred tax assets.  The federal corporate tax rate could be reduced which in turn could harm the current periods earnings.  On January 1, 2014, the State of Ohio replaced the current franchise tax for financial institutions with the new Ohio Financial Institutions Tax.  The Company has determined that this new tax will have a non-material positive effect on the Company.  In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products.  In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

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

Provisions of the Ohio General Corporation Law, our Amended Articles of Incorporation, and our Amended Code of Regulations, including a staggered board and supermajority voting requirements, could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us.

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

Farmers National Bank Property

The Bank’s main office is located at 20 and 30 S. Broad Street, Canfield, Ohio.  The other locations of Farmers Bank are:

Office Building	40 & 46 S. Broad St., Canfield, Ohio
Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio
Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio
Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio
Colonial Plaza Office	401 E. Main St. Canfield, Ohio
Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio
Salem Office	2424 East State Street, Salem, Ohio
Columbiana Office	340 State Rt. 14, Columbiana, Ohio
Damascus Office	29053 State Rt. 62 Damascus, Ohio
Poland Office	106 McKinley Way West, Poland, Ohio
Niles Office	1 South Main Street, Niles, Ohio
Niles Drive Up	170 East State Street, Niles, Ohio
Girard Office	121 North State Street, Girard, Ohio
Eastwood Office	5845 Youngstown-Warren Rd, Niles, Ohio
Mineral Ridge Office	3826 South Main Street, Mineral Ridge, Ohio
Niles Operation Center	51 South Main Street, Niles, Ohio
Canton Office	4518 Fulton Dr., Canton, Ohio
McClurg Road Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio
Fairlawn Office	2820 W. Market St., Suite 120, Akron, Ohio
Wealth Management Building	2 S. Broad Street, Canfield, Ohio
Alliance Office	310 West State St., Alliance, Ohio
Midway Office	7227 East Lincoln Way, Apple Creek, Ohio
Dalton Office	12 West Main St., Dalton, Ohio
Calcutta Office	15703 State Rt. 170, Calcutta, Ohio
East Liverpool Office	617 Bradshaw Ave., East Liverpool, Ohio
Kidron Office	4950 Kidron Rd., Kidron, Ohio
Lisbon Office	131 East Lincoln Way, Lisbon, Ohio
Lodi Office	106 Ainsworth, Lodi, Ohio
Massillon Office	211 Lincoln Way East, Massillon, Ohio
Mayflower Office	2312 Lincoln Way NW, Massillon, Ohio
Mount Eaton Office	15974 East Main St., Mount Eaton, Ohio
Orrville Main Office	112 W. Market St., Orrville, Ohio
West High Street Office	1320 W. High St., Orrville, Ohio
Seville Office	4885 Atlantic Dr., Seville, Ohio
Smithville Office	153 East Main St., Smithville, Ohio
Burbank Road Office	4192 Burbank Rd., Wooster, Ohio
Downtown Wooster Office	305 West Liberty Street, Wooster, Ohio
Midland Office	629 Midland Ave., Midland, Pennsylvania
Beaver Lending Office	501 3rd Street, Beaver, Pennsylvania

The Bank owns all locations except the Colonial Plaza, Canton, Alliance, East Liverpool, Fairlawn, Downtown Wooster and the Beaver Lending office, which are leased.

Farmers Trust Company Property

Farmers Trust Company operates from four locations owned and leased by the Bank:

Boardman Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio
Canton Office	4518 Fulton Dr. NW, Canton, Ohio
Downtown Wooster Office	305 West Liberty St., Wooster, Ohio

The bank owns the Boardman and Howland offices and leases space to the Trust Company. The Canton and Wooster locations are leased from third parties.

Farmers National Insurance, LLC Property

Farmers National Insurance operates from two locations which are owned by the Bank:

Wealth Management Building	2 S. Broad Street, Canfield, Ohio
Bowers Group Building	339 North High Street, Cortland, Ohio

National Associates, Inc. Property

National Associates, Inc. operates from one location which is leased:

Rocky River Office	20325 Center Ridge Rd., Cleveland, Ohio

Item 3. Legal Proceedings.

In the normal course of business, the Company and its subsidiaries are at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial.  Although Farmers is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that, based on the information currently available, the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations or stockholders’ equity of the Company.  However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market.  Farmers had 27,047,664 common shares outstanding and approximately 3,546 holders of record of common shares at March 1, 2017.  The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated.  Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.  Certain limitations and restrictions on the ability of Farmers to continue to pay quarterly dividends are described under the caption “Capital Resources” in Item 7 of this Part II, and under the caption “Dividends and Transactions with Affiliates” in Item 1 of Part I.

Quarter Ended	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
High	$9.03	$9.68	$11.82	$15.50
Low	$8.00	$8.54	$8.66	$9.98
Cash dividends paid per share	$0.04	$0.04	$0.04	$0.04

Quarter Ended	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
High	$8.45	$8.44	$8.75	$8.70
Low	$7.09	$7.95	$7.86	$7.60
Cash dividends paid per share	$0.03	$0.03	$0.03	$0.03

Purchases of Common Shares by Farmers.

In September 2012, the Company announced that its Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to 920,000 shares of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”).  The Program may be modified, suspended or terminated by the Company at any time.  During the course of 2016, 2015 and 2014 the Company repurchased 19,900 shares, 26,800 shares and 372,368 shares of its common stock, respectively.

The following table summarizes the treasury stock activity under the program during the year ended December 31, 2016.

2016	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance			654,234	265,766
January 1-31	4,700	$8.00	4,700	261,066
February 1-29	4,100	8.25	4,100	256,966
March 1-31	11,100	8.62	11,100	245,866
Ending balance	19,900	$8.40	674,134	245,866

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

(Table Dollar Amounts in Thousands except Per Share Data)

For the Years Ending December 31,	2016	2015	2014	2013	2012
Summary of Earnings
Total Interest and Dividend Income (including fees on loans)	$72,498	$53,827	$40,915	$40,959	$43,110
Total Interest Expense	4,378	4,090	4,579	5,063	6,212
Net Interest Income	68,120	49,737	36,336	35,896	36,898
Provision for Loan Losses	3,870	3,510	1,880	1,290	725
Noninterest Income (1)	23,244	18,306	15,303	13,914	12,578
Noninterest Expense	59,452	53,979	38,162	39,057	35,764
Income Before Income Taxes	28,042	10,554	11,597	9,463	12,987
Income Taxes	7,485	2,499	2,632	1,683	3,055
NET INCOME	$20,557	$8,055	$8,965	$7,780	$9,932

Per Share Data
Basic earnings per share	$0.76	$0.36	$0.48	$0.41	$0.53
Diluted earnings per share	0.76	0.36	0.48	0.41	0.53
Cash Dividends Paid	0.16	0.12	0.12	0.12	0.18
Book Value at Year-End	7.88	7.35	6.71	6.02	6.43
Tangible Book Value (2)	6.21	5.76	6.23	5.47	6.11

Balances at Year-End
Total Assets	$1,966,113	$1,869,902	$1,136,967	$1,137,326	$1,139,695
Earning Assets	1,819,455	1,735,843	1,074,434	1,076,073	1,082,078
Total Deposits	1,524,756	1,409,047	915,703	915,216	919,009
Short-Term Borrowings	198,460	225,832	59,136	81,617	79,886
Long-Term Borrowings	15,036	22,153	28,381	19,822	10,423
Loans Held for Sale	355	1,769	511	158	3,624
Net Loans	1,416,783	1,287,887	656,220	623,116	578,963
Total Stockholders' Equity	213,216	198,047	123,560	113,007	120,792

Average Balances
Total Assets	$1,924,914	$1,482,527	$1,141,047	$1,141,770	$1,118,322
Total Stockholders' Equity	211,408	162,086	120,352	116,735	118,011

Significant Ratios
Return on Average Assets (ROA)	1.07%	0.54%	0.79%	0.68%	0.89%
Return on Average Equity (ROE)	9.72	4.97	7.45	6.66	8.42
Average Earning Assets/Average Assets	91.49	91.91	93.02	92.90	92.13
Average Equity/Average Assets	10.98	10.93	10.55	10.22	10.55
Loans/Deposits	93.63	92.04	72.50	68.91	63.83
Allowance for Loan Losses/Total Loans	0.76	0.69	1.15	1.20	1.30
Allowance for Loan Losses/Non-Acquired Loans	1.03	1.08	1.15	1.20	1.30
Allowance for Loan Losses/Nonperforming Loans	132.83	85.96	89.99	83.25	93.01
Efficiency Ratio (On tax equivalent basis)	61.59	75.26	70.24	74.82	69.94
Net Interest Margin	4.01	3.81	3.59	3.58	3.76
Dividend Payout Rate	21.03	33.32	24.95	28.89	34.05
Tangible Common Equity Ratio (3)	8.75	8.50	10.17	9.11	10.12

(1)	Noninterest income includes a securities impairment charge of $3 thousand for the year ended December 31, 2013

(2)	Tangible book value per share is Total Stockholders’ Equity minus goodwill and other intangible assets divided by the number of shares outstanding.
(3)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, our tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of December 31, 2016, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders’ Equity to Tangible Common Equity

December 31,	2016	2015	2014	2013	2012
Stockholders' Equity	$213,216	$198,047	$123,560	$113,007	$120,792
Less Goodwill and other intangibles	45,154	42,911	8,813	10,343	6,032
Tangible Common Equity	$168,062	$155,136	$114,747	$102,664	$114,760

Reconciliation of Total Assets to Tangible Assets

December 31,	2016	2015	2014	2013	2012
Total Assets	$1,966,113	$1,869,902	$1,136,967	$1,137,326	$1,139,695
Less Goodwill and other intangibles	45,154	42,911	8,813	10,343	6,032
Tangible Assets	$1,920,959	$1,826,991	$1,128,154	$1,126,983	$1,133,663

Acquisitions have occurred during the five year periods represented above that makes comparability difficult.  See Note 2 – Business Combinations for additional details.

Reconciliation of Net Income, Excluding Merger Related Expenses

December 31,	2016	2015	2014	2013	2012
Income before income taxes - reported	$28,042	$10,554	$11,597	$9,463	$12,987
Merger related expenses	563	6,392	0	308	0
Income before income taxes - adjusted	28,605	16,946	11,597	9,771	12,987
Income tax expense (4)	7,636	4,060	2,632	1,737	3,055
Net income - adjusted	20,969	12,886	8,965	8,034	9,932
Average shares outstanding	27,000	22,678	18,675	18,773	18,792
EPS excluding merger related expenses	$0.78	$0.57	$0.48	$0.43	$0.53

(4)	The income tax expense change from actual income tax expense relates to the deductibility of certain merger related expenses.

Reconciliation of Return on Average Assets and Average Equity, Excluding Merger Related Expenses

December 31,	2016	2015	2014	2013	2012
ROA excluding merger related expenses (5)	1.09%	0.87%	0.79%	0.70%	0.89%
ROE excluding merger related expenses (6)	9.92%	7.95%	7.45%	6.88%	8.42%

(5)	Net income - adjusted divided by average assets
(6)	Net income - adjusted divided by average equity

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2016			2015			2014
	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (3) (5)	$1,344,308	$63,757	4.74%	$955,415	$45,242	4.74%	$631,011	$31,390	4.97%
Taxable securities (2)	240,087	5,058	2.11	279,808	5,903	2.11	332,273	7,282	2.19
Tax-exempt securities (2) (5)	132,550	5,581	4.21	103,947	4,510	4.34	81,529	3,839	4.71
Equity securities (4) (5)	9,613	515	5.36	6,561	287	4.37	4,282	190	4.44
Federal funds sold and other cash	34,579	166	0.48	16,855	29	0.17	12,331	19	0.15
Total earning assets	1,761,137	75,077	4.26	1,362,586	55,971	4.11	1,061,426	42,720	4.02

NONEARNING ASSETS

Cash and due from banks	32,833			24,862			20,355
Premises and equipment	23,927			21,007			17,392
Allowance for Loan Losses	(9,728)			(7,976)			(7,338)
Unrealized gains on securities	4,576			1,788			(2,003)
Other assets (1)	112,169			80,260			51,215
Total Assets	$1,924,914			$1,482,527			$1,141,047

INTEREST-BEARING LIABILITIES

Time deposits	$245,384	$1,835	0.75%	$227,412	$2,610	1.15%	$217,126	$3,506	1.61%
Savings deposits	540,626	685	0.13	468,123	534	0.11	408,956	466	0.11
Demand deposits	333,712	701	0.21	219,257	345	0.16	127,066	36	0.03
Short term borrowings	211,713	689	0.33	107,850	177	0.16	72,870	46	0.06
Long term borrowings	19,886	468	2.35	34,799	424	1.22	21,240	525	2.47
Total Interest-Bearing Liabilities	1,351,321	4,378	0.32	1,057,441	4,090	0.39	847,258	4,579	0.54

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits	348,003			250,628			163,644
Other Liabilities	14,182			12,372			9,793
Stockholders' equity	211,408			162,086			120,352
Total Liabilities and
Stockholders' Equity	$1,924,914			$1,482,527			$1,141,047

Net interest income and interest
rate spread		$70,699	3.94%		$51,881	3.72%		$38,141	3.48%

Net interest margin			4.01%			3.81%			3.59%

(1)	Non-accrual loans and overdraft deposits are included in other assets.

(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)

Interest on loans includes fee income of $3.9 million, $3.0 million and $2.5 million for 2016, 2015 and 2014, respectively, and is reduced by amortization of $2.5 million, $2.3 million and $2.1 million for 2016, 2015 and 2014, respectively.

(4)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(5)

For 2016, adjustments of $648 thousand and $1.9 million were made to tax equate income on tax exempt loans and tax exempt securities.  For 2015, adjustments of $585 thousand and $1.6 million were made to tax equate income on tax exempt loans and tax exempt securities.  For 2014, adjustments of $489 thousand and $1.3 million were made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2016 change from 2015			2015 change from 2014
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$18,515	$18,415	$100	$13,852	$16,138	$(2,286)
Taxable securities	(845)	(838)	(7)	(1,379)	(1,150)	(229)
Tax-exempt securities	1,071	1,241	(170)	671	1,056	(385)
Equity securities	228	134	94	97	101	(4)
Funds sold and other cash	137	30	107	10	7	3
Total interest income	$19,106	$18,982	$124	$13,251	$16,152	$(2,901)

Interest Expense
Time deposits	$(776)	$206	$(982)	$(896)	$166	$(1,062)
Savings deposits	151	83	68	68	67	1
Demand deposits	356	180	176	309	26	283
Short term borrowings	512	170	342	131	22	109
Long term borrowings	44	(182)	226	(101)	335	(436)
Total interest expense	$287	$457	$(170)	$(489)	$616	$(1,105)

Increase (decrease) in tax equivalent
net interest income	$18,819	$18,525	$294	$13,740	$15,536	$(1,796)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2016, 2015 and 2014.  Financial information for prior years is presented when appropriate.  The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements and financial statistics appearing elsewhere in this Annual Report on Form 10-K.  Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015.

The Company’s net income totaled $20.6 million during 2016, compared to $8.1 million for 2015.  On a per share basis, diluted earnings per share were $0.76 as compared to $0.36 diluted earnings per share for 2015.  Excluding expenses related to acquisition activities, net income for 2016 would have been $21.0 million, or $0.78 per share, compared to $12.9 million or $0.57 per share in 2015.  Common comparative ratios for results of operations include the return on average assets and return on average stockholders’ equity.  For 2016, the return on average equity was 9.72%, compared to 4.97% for 2015.  The return on average assets was 1.07 % for 2016 and 0.54% for 2015.  The annualized return on average assets and return on average equity excluding merger related expenses were 1.09% and 9.92% in 2016, compared to 0.87% and 7.95% in 2015, respectively.

The results for 2016 included $73 thousand in gains on sales of securities, compared to $94 thousand in 2015. In addition, 2016 results include $238 thousand in gains from the sale of land and buildings.

On June 1, 2016, the Bank completed the acquisition of Bowers, and merged Bowers with Insurance, the Bank’s wholly-owned insurance agency subsidiary.  Bowers will continue to operate out of its Cortland, Ohio location and will enhance the Company’s current product lineup, and offer broader options of commercial, farm, home, and auto property/casualty insurance carriers to meet all the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets.  Goodwill of $1.8 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill was determined not to be deductible for income tax purposes.  The fair value of other intangible assets of $1.6 million is related to client relationships, company name and noncompetition agreements.

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

On October 1, 2015, the Company completed the acquisition of Tri-State 1st Banc, Inc. (“Tri-State”), the parent company of 1st National Community Bank (“FNCB”).  Pursuant to the terms of the Merger Agreement, common shareholders of Tri-State were entitled to receive 1.747 shares of Farmers’ common stock, or $14.20 in cash, for each common share, without par value, of Tri-State (the “Tri-State Common Shares”), subject to proration provisions specified in the Merger Agreement that provide for a targeted aggregate split of total consideration consisting of 75% Company Common Shares and 25% cash.  Preferred shareholders of Tri-State received $13.60 in cash for each share of Series A Preferred Stock, without par value, of Tri-State.  Total consideration actually paid was in the form of $3.6 million in cash and $10.7 million worth of the Company’s stock on October 1, 2015.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  For 2016, taxable equivalent net interest income increased $18.8 million, or 36.3%, from 2015.  Interest-earning assets averaged $1.761 billion during 2016, increasing $398.6 million compared to 2015.  The Company’s interest-bearing liabilities increased 27.8% from $1.057 billion in 2015 to $1.351 billion in 2016.  The two previously mentioned acquisitions increased interest-earning assets by $647.5 million and interest-bearing liabilities by $605.5 million at their respective completion dates.

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

The profit margin, or spread, on invested funds is a key performance measure.  The Company monitors two key performance indicators - net interest spread and net interest margin.  The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.  The net interest spread in 2016 was 3.94%, increasing from 3.72% in 2015.  The net interest margin represents the overall profit margin – net interest income as a percentage of total interest-earning assets.  This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds.  For 2016, the net interest margin, measured on a fully taxable equivalent basis, increased to 4.01%, compared to 3.81% in 2015.  The net interest margin, excluding the impact of amortization and accretion from the current year acquisitions, improved 19 basis points to 3.95% for the year ended December 31, 2016.  The accretion added $98 thousand per month during 2016 and will continue over the next several years.

The increase in net interest margin is largely a result of interest bearing liabilities repricing at lower rates and the shifting of assets from investment securities to higher interest income rates of loans.  As long term time deposits mature they are being renewed at lesser rates or moving to more liquid accounts at lower interest rates.  Total taxable equivalent interest income was $75.1 million for 2016, which is $19.1 million more than the $56.0 million reported in 2015.  In comparing the years ending December 31, 2016 and 2015, yields on earning assets increased 15 basis points while the cost of interest bearing liabilities decreased 7 basis points.  Average loans increased $388.9 million, or 40.7%, in 2016, and the loan yield remained unchanged at 4.74%.  Tax equated income from securities, federal funds and other increased $591 thousand, or 5.5%, in 2016.  Farmers saw its yields on these assets increase slightly from 2.64% in 2015 to 2.72% in 2016 and the average balance of investment securities and federal funds sold also increased from $407.2 million in 2015 to $416.8 million in 2016.

Total interest expense amounted to $4.4 million for 2016, a 7.0% increase from $4.1 million reported in 2015.  The increase in 2016 is the result of a $204.9 million increase in interest-bearing deposits and an $89.0 million increase in other borrowings.  The cost of interest-bearing liabilities decreased from 0.39% in 2015 to 0.32% in 2016.

Management will continue to evaluate future changes in interest rates and the shape of the treasury yield curve so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.

Noninterest Income

Total noninterest income increased by $4.9 million in 2016.  The increase in noninterest income is due to several factors.  Gains on the sale of mortgage loans increased from $1.1 million to $2.8 million, representing an increase of $1.7 million.  Insurance agency commissions also increased to $1.6 million compared to $569 thousand in 2015 and service charges on deposit accounts increased from $3.3 million in 2015 to $4.0 million in 2016, reflecting the size of the company of after the two bank acquisitions.  Debit card interchange fees also increased $780 thousand or 41.5%.  Other operating income also increased $599 thousand, primarily as a result of the positive impact from account level transaction volumes from the merger related growth.  The Bank and Company expect these amounts to increase during 2017 as management continues to focus on growing the various sources of noninterest income.

Noninterest Expenses

Noninterest expense for 2016 was $59.5 million, compared to $54.0 million in 2015, representing an increase of $5.5 million, or 10.1%.  Most of the increase was from salaries and employee benefits, which increased $5.3 million or 19.8%, mainly due to an increase in the number of employees resulting from the mergers.  The Company’s full time equivalent employees (“FTE”) increased by 8.5% from December 31, 2015 to December 31, 2016.  Occupancy and equipment costs also increased $1.2 million due to the additional banking locations resulting from the mergers.  Excluding expenses related to acquisition activities, noninterest expenses measured as a percentage of average assets decreased from 3.21% in 2015 to 3.06% in 2016.

The Company’s tax equivalent efficiency ratio for the twelve month period ended December 31, 2016 was 61.59%, compared to 75.26% for the same period in 2015.  Excluding expenses related to acquisition activities, the efficiency ratio for the year ended December 31, 2016 improved to 60.99% compared to 66.2% in 2015.  The main factors leading to the improvement in the efficiency ratio was the increase in net interest income and noninterest income, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraph.  The efficiency ratio is calculated as follows: non-interest expense divided by the sum of tax equivalent net interest income plus non-interest income, excluding security gains and losses and intangible amortization.  This ratio is a measure of the expense incurred to generate a dollar of revenue.  Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes

Income tax expense totaled $7.5 million for 2016 and $2.5 million in 2015.  Income taxes are computed using the appropriate effective tax rates for each period.  The increase in the current year tax expense is a result of a 165% increase in income before income taxes, from $10.55 million in 2015 to $28 million in 2016.  The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income.  The effective income tax rate was 26.7% for 2016 and 23.7% for 2015.  Refer to Note 16 to the consolidated financial statements for additional information regarding the effective tax rate.

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

The results for 2015 included $94 thousand in gains on sales of securities, compared to $457 thousand in 2014.

Net Interest Income

For 2015, taxable equivalent net interest income increased $13.7 million, or 36.0%, from 2014. Interest-earning assets averaged $1.363 billion during 2015, increasing $301.2 million compared to 2014.  The Company’s interest-bearing liabilities increased 24.8% from $847.3 million in 2014 to $1.057 billion in 2015.  The NBOH and Tri-State acquisitions increased interest-earning assets by $647.5 million and interest-bearing liabilities by $605.5 million at their respective completion dates.

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

Noninterest Income

Total noninterest income increased by $3 million in 2015.  The increase in noninterest income is due to several factors.  Gains on the sale of mortgage loans increased from $358 thousand to $1.1 million, representing an increase of $743 thousand.  Retirement plan consulting fees also increased to $2.1 million compared to $1.8 million in 2014 and service charges on deposit accounts increased from $2.6 million in 2014 to $3.3 million in 2015, reflecting the size of the company of after the two acquisitions.  Investment commissions increased $146 thousand or 14%, as management continues to focus on diversifying revenue sources to decrease the reliance on net interest income as the main driver of revenue.  Other operating income also increased $1 million, primarily as a result of the positive impact from account level transaction volumes from the merger related growth.  Included in the increase in other operating income was debit card interchange income, which increased $618 thousand, and ATM fee income, which increased $74 thousand.

Noninterest Expenses

Noninterest expense for 2015 was $54.0 million, compared to $38.2 million in 2014, representing an increase of $15.8 million, or 41.5%.  Most of the increase was from merger related costs, which were $6.4 million in 2015, compared to none in 2014.  Salaries and employee benefits also increased $5.8 million, mainly due to an increase in the number of employees resulting from the mergers.  The Company’s full time equivalent employees (“FTE”) increased by 105 from December 31, 2014 to December 31, 2015.  Occupancy and equipment costs also increased $947 thousand due to the additional eighteen banking locations resulting from the mergers.  Excluding expenses related to acquisition activities, noninterest expenses measured as a percentage of average assets decreased from 3.34% in 2014 to 3.21% in 2015.

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

Along with its liquid assets, Farmers has additional sources of liquidity available which help to insure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at two major domestic banks.  At December 31, 2016, Farmers had not borrowed against these lines of credit.  Management feels that its liquidity position is more than adequate and will continue to monitor the position on a monthly basis.  The Company also has additional borrowing capacity with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Company views its membership in the FHLB as a solid source of liquidity.  As of December 31, 2016, the Bank is eligible to borrow an additional $144 million from the FHLB under various fixed rate and variable rate credit facilities.  Advances outstanding from the FHLB at December 31, 2016 amounted to $132.9 million.

Farmers’ primary investing activities are originating loans and purchasing securities.  During 2016, net cash used by investing activities amounted to $115.2 million, compared to $23.1 million used in 2015.  Net increases in loans were $133.2 million in 2016, compared to $139.7 million in 2015.  The cash used by lending activities during 2016 can be attributed to the activity in the commercial real estate, residential real estate, agricultural and consumer loan portfolios.  Purchases of securities available for sale were $52.6 million in 2016, compared to $72.7 million in 2015, and proceeds from maturities and sales of securities available for sale were $71.4 million in 2016, compared to $165.6 million in 2015.  Net cash of $29.7 million was received as a result of the acquisitions of NBOH and Tri-State in 2015.

Farmers’ primary financing activities are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $76.7 million for 2016, compared to $45.4 million in 2015.  The majority of this increase can be attributed to the net change in deposits.  Deposits increased $115.7 million in 2016, compared to a $44.7 million decrease in 2015.  Short-term borrowings decreased $27.4 million during 2016, compared to a $91.2 million increase during 2015.

Loan Portfolio

Maturities and Sensitivities of Loans to Interest Rates

The following schedule shows the composition of loans and the percentage of loans in each category at the dates indicated. Balances include unamortized loan origination fees and costs.

Years Ended December 31,	2016		2015		2014		2013		2012
Commercial Real Estate	$445,966	31.2%	$408,534	31.5%	$222,573	33.5%	$217,362	34.4%	$200,651	34.2%
Commercial	204,359	14.3	199,457	15.4	120,139	18.1	105,011	16.7	97,098	16.6
Residential Real Estate	430,195	30.1	394,582	30.4	183,853	27.7	170,151	27.0	156,182	26.6
Consumer	218,100	15.3	185,077	14.3	137,276	20.7	138,148	21.9	132,647	22.6
Agricultural	129,015	9.1	109,215	8.4	11	0.0	12	0.0	14	0.0
Total Loans	$1,427,635	100.0%	$1,296,865	100.0%	$663,852	100.0%	$630,684	100.0%	$586,592	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for commercial and commercial real estate loans listed above as of December 31, 2016:

Types of Loans	1 Year or less	1 to 5 Years	Over 5 Years
Commercial	$13,454	$107,448	$83,457
Commercial Real Estate	$15,051	$82,470	$348,445
Agricultural	$3,223	$19,320	$106,472

The amounts of commercial and commercial real estate loans as of December 31, 2016, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$17,892	$524,710	$542,602
Fixed Rates of Interest	13,836	222,902	236,738
Total Loans	$31,728	$747,612	$779,340

Total loans were $1.4 billion at year-end 2016, compared to $1.3 billion at year-end 2015.  Loans grew 10% organically during the past twelve months.  The organic increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  Most of the increase in loans has occurred in the commercial real estate, agricultural, residential real estate and consumer loan portfolios.  Loans comprised 76.3% of the Bank’s average earning assets in 2016, compared to 70.1% in 2015.  The product mix in the loan portfolio includes commercial loans comprising 14.3%, residential real estate loans 30.1%, commercial real estate loans 31.2%, consumer loans 15.3% and agricultural loans 9.1% at December 31, 2016, compared with 15.4%, 30.4%, 31.5%, 14.3% and 9.1%, respectively, at December 31, 2015.

Loans contributed 84.9% of total taxable equivalent interest income in 2016 and 80.8% in 2015.  Loan yields were 4.74% in 2015, 48 basis points greater than the average rate for total earning assets.  Management recognizes that while the loan portfolio holds some of the Bank’s’ highest yielding assets, it is inherently the most risky portfolio.  Accordingly, management attempts to balance credit risk versus return with conservative credit standards.  Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process.  To minimize risks associated with changes in the borrower’s future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral. Commercial loans at December 31, 2016 increased 2.5% from year-end 2015 with outstanding balances of $204.4 million.  The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank.  The mix is diverse, covering a wide range of borrowers, business types and local municipalities.  The Bank monitors and controls concentrations within a particular industry or segment of the economy.  These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Residential real estate mortgage loans increased to $430.2 million at December 31, 2016, compared to $395.1 million in 2015.  Farmers originated both fixed rate and adjustable rate mortgages during 2016.  Fixed rate terms are generally limited to fifteen year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial real estate loans increased from $408.5 million at December 31, 2015 to $446.0 million at December 31, 2016, an increase of $37.4 million or 9.2%.  The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate.  These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers.

The growth in the commercial and commercial real estate loan portfolios was consistent with the improvements in the local economy.  Several new projects announced in the Mahoning Valley and Stark County, along with decreased levels of unemployment have led small business owners to expand or make additional investments in their operations.

Agricultural loans increased from $109.2 million in 2015 to $129.0 million in 2016, an increase of $19.8 million or 18.1%.  The Company’s agricultural loan portfolio contains a diverse mix of dairy, crops, land, poultry and cattle loans.  The agricultural loan portfolio increased from $11 thousand in 2014 to $109.2 million in 2015 as a result of the NBOH merger.

Summary of Loan Loss Experience

The following is an analysis of the allowance for loan losses for the periods indicated:

Years Ended December 31,	2016	2015	2014	2013	2012
Balance at Beginning of Year	$8,978	$7,632	$7,568	$7,629	$9,820
Charge-Offs:
Commercial Real Estate	(349)	(536)	(151)	(505)	(1,225)
Commercial	(245)	(290)	(185)	(99)	(918)
Residential Real Estate	(188)	(320)	(585)	(326)	(806)
Consumer	(2,019)	(2,058)	(2,213)	(1,723)	(1,002)
Total Charge-Offs	(2,801)	(3,204)	(3,134)	(2,653)	(3,951)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	15	130	125	171	253
Commercial	45	9	29	262	50
Residential Real Estate	112	122	77	47	104
Consumer	633	779	1,087	822	628
Total Recoveries	805	1,040	1,318	1,302	1,035
Net Charge-Offs	(1,996)	(2,164)	(1,816)	(1,351)	(2,916)
Provision For Loan Losses	3,870	3,510	1,880	1,290	725
Balance at End of Year	$10,852	$8,978	$7,632	$7,568	$7,629
Ratio of Net Charge-offs to Average Loans Outstanding	0.15%	0.22%	0.28%	0.23%	0.52%
Allowance for Loan Losses/Total Loans	0.76	0.69	1.15	1.20	1.30

Provisions charged to operations amounted to $3.9 million in 2016, compared to $3.5 million in 2015, an increase of $360 thousand.  This increase is primarily due to the level of net charge-offs and the overall 10.1% organic increase in total loans, which are factors considered in management’s estimate of loan loss provisions and the adequacy of the allowance for loan losses.  Net charge-offs for the year ended December 31, 2016 were $2.0 million, $168 thousand less than net charge-offs for the year ended December 31, 2015.  The allowance for loan losses to total loans increased from 0.69% at December 31, 2015 to 0.76% at December 31, 2016.  When the acquired loans from the NBOH and Tri-State mergers are excluded the ratio is 1.03% at December 31, 2016 and

1.08% at December 31, 2015, and compares similarly with the periods prior to 2015 presented in the above table.  Additionally, when loans collectively evaluated for impairment, which excludes acquired loans, are compared to the allowance for loan losses for loans collectively evaluated for impairment the ratio is 1.01% for the year ended December 31, 2016, compared to 1.03% for the year ended December 31, 2015.  Nonperforming loans to total loans decreased from 0.81% at December 31, 2015 to 0.57% at December 31, 2016.  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.

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

The allowance for loan losses increased $1.9 million during the year.  Aside from the various credit quality metrics discussed above, another reason for the increase in the current year allowance for loan losses was an increase in probable incurred losses associated with the commercial loan portfolio.  At December 31, 2016, commercial loans collectively evaluated for impairment totaled $195.1 million with an allowance allocation of $1.8 million compared to commercial loans collectively evaluated for impairment of $156.4 million with an allowance for loan losses of $1.3 million at December 31, 2015.  The commercial loan portfolio experienced a provision of $701 thousand, compared to a $234 thousand provision in 2015.  Impaired loans are carried at the fair value of the underlying collateral, less estimated disposition costs, if repayment of the loan is expected to be solely dependent on the sale of the collateral.  Otherwise, impaired loans are carried at the present value of expected cash flows.

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

The ratio of the allowance for loan losses to non-performing loans at December 31, 2016 improved to 132.83%, compared to 85.96% at December 31, 2015.  Nonaccrual agricultural loans were the only category that increased during the year, from $73 thousand at December 31, 2015 to $686 thousand, or 0.53% of total agricultural loans at December 31, 2016.  The balance in the allowance for loan losses increased in 2016, with the increased loan portfolio size, to $10.9 million compared to $9.0 million in 2015.

Nonperforming Assets
December 31,	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial Real Estate	$1,410	$3,803	$3,273	$3,117	$3,915
Commercial	1,361	1,609	1,645	1,993	1,081
Residential Real Estate	2,636	3,116	2,881	2,864	2,636
Consumer	396	457	126	363	0
Agricultural	686	73	83	94	0
Total Nonaccrual Loans	$6,489	$9,058	$8,008	$8,431	$7,632
Loans Past Due 90 Days or More	1,681	1,387	473	646	596
Total Nonperforming Loans	$8,170	$10,445	$8,481	$9,077	$8,228

Other Real Estate Owned	482	942	148	171	334
Total Nonperforming Assets	$8,652	$11,387	$8,629	$9,248	$8,562

Loans modified in troubled debt restructuring	$7,007	$9,325	$8,110	$8,280	$7,642
TDRs included in Nonaccrual Loans	$3,113	$4,733	$1,436	$1,957	$818
Percentage of Nonperforming Loans to Loans	0.57%	0.81%	1.28%	1.44%	1.40%
Percentage of Nonperforming Assets to Total Assets	0.44%	0.61%	0.76%	0.81%	0.75%
Loans Delinquent 30-89 days	12,746	9,129	5,426	3,658	3,702
Percentage of Loans Delinquent 30-89 days to Total Loans	0.89%	0.70%	0.82%	0.58%	0.63%

The Company has forgone interest income of approximately $553 thousand from nonaccrual loans as of December 31, 2016 that would have been earned, over the life of the loans, if all loans had performed in accordance with their original terms.

Net charge-offs as a percentage of average loans outstanding decreased from 0.23% for 2015 to 0.15% for 2016 as a result of the larger loan portfolio and improved loan quality.  Net charge-offs decreased from $2.2 million in 2015 to $2.0 million in 2016.  Each of the loan types experienced a decrease in gross charge-offs in comparing the two periods.

The following table summarizes the Company’s allocation of the allowance for loan losses for the past five years:

December 31,	2016		2015		2014		2013		2012
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial Real Estate	$3,577	37.4%	$3,127	37.5%	$2,676	33.5%	$2,752	34.4%	$3,392	34.2%
Commercial	1,874	17.2	1,373	17.8	1,420	18.1	1,219	16.7	1,453	16.6
Residential Real Estate	2,205	30.1	1,845	30.4	1,689	27.7	1,964	27.0	1,569	26.6
Consumer	2,766	15.3	2,160	14.3	1,663	20.7	1,419	21.9	951	22.6
Unallocated	430	0	473	0	184	0	214	0	264	0
	$10,852	100.0%	$8,978	100.0%	$7,632	100.0%	$7,568	100.0%	$7,629	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2017 will occur in the same proportions or that the allocation indicates future charge-off trends.  The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios.  In previous years, the indirect installment loan category has represented the largest percentage of loan losses.  The consumer loan category represents approximately 15.3% of total loans and in 2016, the net loan losses accounted for 69.4% of the losses of the entire loan portfolio.  For the commercial loan category, which represents 17.2% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications.  The net charge-offs in the commercial real estate portfolio, which represents 37.4% of the total portfolio, was $334 thousand for 2016.

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

Loan Commitments and Lines of Credit

In the normal course of business, the Bank has extended various commitments for credit. Commitments for mortgages, revolving lines of credit and letters of credit generally are extended for a period of one month up to one year.  Normally, no fees are charged on any unused portion, but an annual fee of two percent is charged for the issuance of a letter of credit.

As of December 31, 2016, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans.  As of that date, there were also no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The investment securities portfolio decreased $24.3 million in 2016.  This decrease resulted from some maturing securities not being reinvested and used instead to fund loan portfolio growth.  The Company’s investment strategy is to maintain a diverse investment security portfolio with a higher concentration in mortgage-backed securities that are issued by U.S. Government sponsored enterprises and tax-free municipal securities.  Farmers sold $11.5 million in securities in 2016, resulting in net security gains of $73 thousand.  Farmers recognized market appreciation on faster paying mortgage-backed securities and lower rated municipal securities, and reinvested in new mortgage-backed securities and higher rated municipal securities to further diversify the securities portfolio.  During 2014, the Company created the Investments subsidiary to hold municipal securities and take advantage of more favorable tax treatment.  At December 31, 2016, the Investments entity had a balance of $76.9 million in municipal securities.

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

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

Type

December 31,	2016	2015	2014
U.S. Treasury securities	$1,211	$1,192	$844
U.S. government sponsored enterprise debt securities	4,710	9,914	23,977
Mortgage-backed securities - residential and collateralized mortgage obligations	190,375	223,752	249,537
Small Business Administration	16,706	19,299	22,419
Obligations of states and political subdivisions	155,303	138,723	91,881
Equity securities	351	298	240
Corporate bonds	1,339	1,134	931
	$369,995	$394,312	$389,829

A summary of debt securities held at December 31, 2016 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

Type and Maturity Grouping	December 31, 2016
	Fair Value	Weighted Average Yield (1)
U.S. Treasury securities
Maturing after one year but within five years	601	1.69%
Maturing after five years but within ten years	610	1.97%
Total U.S. Treasury securities	$1,211	1.83%

U.S. government sponsored enterprise debt securities
Maturing within one year	$502	0.73%
Maturing after one year but within five years	3,451	1.61%
Maturing after five years but within ten years	665	2.39%
Maturing after ten years	92	2.25%
Total U.S. government sponsored enterprise debt securities	$4,710	1.65%

Mortgage-backed securities - residential and collateralized mortgage obligations (2)
Maturing within one year	$30,526	2.07%
Maturing after one year but within five years	78,806	2.10%
Maturing after five years but within ten years	47,821	2.16%
Maturing after ten years	33,222	2.36%
Total mortgage-backed securities	$190,375	2.15%

Small Business Administration
Maturing within one year	$15	2.83%
Maturing after one year but within five years	31	2.79%
Maturing after five years but within ten years	16,660	2.04%
Total small business administration	$16,706	2.04%

Obligations of states and political subdivisions
Maturing within one year	$7,058	3.68%
Maturing after one year but within five years	56,015	3.62%
Maturing after five years but within ten years	85,941	4.78%
Maturing after ten years	6,289	4.90%
Total obligations of states and political subdivisions	$155,303	4.32%

Corporate bonds
Maturing within one year	$300	1.10%
Maturing after one year but within five years	837	1.81%
Maturing after five years but within ten years	202	2.72%
Total other securities	$1,339	1.79%

(1)

The weighted average yield has been computed by dividing the total contractual interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding.  The weighted average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis.  The amounts of adjustments to interest which are based on the statutory tax rate of 35% were $90 thousand, $683 thousand, $1.4 million and $112 thousand for the four ranges of maturities.

(2)	Payments based on contractual maturity.

Premises and Equipment

Premises and equipment had a net decrease of $965 thousand in 2016 as a result of the sale of land and bank premises amounting to $1.2 million and depreciation of $1.7 million.  This was offset by new additions of premises and equipment amounting to $923 thousand.

Deposits

Deposits represent the Company’s principal source of funds.  The deposit base consists of demand deposits, savings and money market accounts and other time deposits.  During the year, the Company’s average total deposits increased from $1.165 billion in 2015 to $1.368 billion in 2016, representing an increase of 17.4%.  Average interest bearing demand deposits increased $114.5 million and savings deposits increased $72.5 million since December 31, 2015.  With interest rates continuing to be low, customers have little incentive to commit funds to term deposit accounts.  Time deposits had a modest increase of $18.0 million in 2016.  The Company’s focus is on core deposit growth and Farmers will continue to price deposit rates to remain competitive within the market and to retain customers.  At December 31, 2016, core deposits – savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 97.0% of total deposits.

Bank Owned Life Insurance

Farmers’ owns bank owned life insurance policies on the lives of certain members of management.  The purpose of this transaction is to help fund the costs of employee benefit plans.  The cash surrender value of these policies was $30.0 million at December 31, 2016, compared to $29.2 million at December 31, 2015.

Borrowings

Short-term borrowings decreased $27.4 million or 12.1% since December 31, 2015 as a result of the deposit growth that occurred in 2016.  Most of the decrease was in short-term Federal Home Loan Advances (the “FHLB”).  Long-term borrowings decreased $7.1 million or 32.1%, as maturing FHLB advances were refinanced with short-term advances to capitalize on the favorable interest rates.  See Note 10 and 11 within Item 8 of this Annual report on Form 10-K for additional detail.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2016, the Company’s significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments.  Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments
12/31/2016
	Note
	Ref.	2017	2018	2019	2020	2021	Thereafter
Deposits without maturity		$1,289,037
Certificates of deposit	9	74,624	28,725	27,315	37,231	56,693	11,132
Repurchase agreements	10	78,110
Short-term borrowed funds	10	350
Short-term FHLB advances	10	120,000
Long-term borrowings	11	8,158	1,008	931	860	792	3,287
Operating leases	7	361	339	336	299	283	1,121

Note 12 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements.  Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

At December 31, 2016, the Company had no unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet.  Management’s policy is to not engage in derivatives contracts for speculative trading purposes.  The Company does utilize interest-rate swaps as a way of helping manage interest rate risk and not as derivatives for trading purposes.  See Note 20 within Item 8 of this Annual report on Form 10-K for additional detail.

Capital Resources

Total Stockholders’ Equity increased 7.7% from $198.0 million at December 31, 2015 to $213.2 million in 2016.  The increase is due to the net income addition to retained earnings less the amount of dividends paid.  Also contributing to the overall equity increase was the $1.2 million of stock issued as part of the purchase price of Bowers.  During the year, shareholders received a total of $0.16 per share cash dividends paid in the past four quarters, a 33% increase compared to the $0.12 cash dividend per share paid in 2015.  Book value increased 7.2% from $7.35 per share at December 31, 2015 to $7.88 per share at December 31, 2016.  The Company’s tangible book value also increased from $5.76 per share at December 31, 2015 to $6.21 per share at December 31, 2016, an increase of 7.8%.  Additionally, the Company repurchased $168 thousand in treasury shares in 2016.

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC.  The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined).  Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators.  At December 31, 2016, under the new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III), Farmers Bank and Farmers are required to have minimum capital ratios.  Actual and minimum ratios are detailed in Note 14 of the Consolidated Financial Statements.  Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2016 and 2015.  At year-end 2016 and 2015, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Management also evaluates the impact of environmental factors which pose additional risks that may not adequately be addressed in the analyses described above.  Such environmental factors could include: levels of, and trends in, delinquencies and impaired loans, charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off and recovery; experience, ability, and depth of lending management and staff; national and local economic trends and conditions; industry and geographic conditions; concentrations of credit such as, but not limited to, local industries, their employees and suppliers; or any other common risk factor that might affect loss experience across one or more components of the portfolio.  The determination of this component of the allowances requires considerable management judgment.  To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.  The “Loan Portfolio” section of this financial review includes a discussion of the factors driving changes in the allowance for loan losses during the current period.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies.  U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired.  The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace.  The goodwill value is supported by revenue that is in part driven by the volume of business transacted.  A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.  U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information.  At December 31, 2016, on a consolidated basis, Farmers had intangibles of $8.0 million subject to amortization and $37.2 million of goodwill, which was not subject to periodic amortization.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2016 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

The Company considers the primary market exposure to be interest rate risk.  Simulation analysis is used to monitor the Company’s exposure to changes in interest rates, and the effect of the change to net interest income.  The following table shows the effect on net interest income and the net present value of equity in the event of a sudden and sustained 300 basis point increase and 100 basis point decrease in market interest rates.  The assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in rates on interest bearing deposit accounts and loans, competition and various other factors that are difficult to accurately predict.

	2016	2015	ALCO
Changes In Interest Rate (basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	-0.1%	-1.3%	15%
+200	0.2%	-0.6%	10%
+100	0.3%	-0.2%	5%
-100	-3.4%	-2.8%	5%
Net Present Value Of Equity Change
+300	-1.3%	-8.4%	20%
+200	0.6%	-4.5%	15%
+100	1.4%	-1.3%	10%
-100	-4.0%	-3.5%	10%

All interest rate change results fall within policy limits for the year ended December 31, 2016 and 2015.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report dated March 7, 2017.

/s/ Kevin J. Helmick	/s/ Carl D. Culp
Kevin J. Helmick	Carl D. Culp
President and Chief Executive Officer	Senior Executive Vice President and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Farmers National Banc Corp.

Canfield, Ohio

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016.  We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmers National Banc Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, are in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
Cleveland, Ohio
March 7, 2017

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2016	2015
ASSETS
Cash and due from banks	$19,678	$22,500
Federal funds sold and other	22,100	33,514
TOTAL CASH AND CASH EQUIVALENTS	41,778	56,014

Securities available for sale	369,995	394,312
Loans held for sale	355	1,769

Loans	1,427,635	1,296,865
Less allowance for loan losses	10,852	8,978
NET LOANS	1,416,783	1,287,887

Premises and equipment, net	23,225	24,190
Goodwill	37,164	35,090
Other intangibles	7,990	7,821
Bank owned life insurance	30,048	29,234
Other assets	38,775	33,585
TOTAL ASSETS	$1,966,113	$1,869,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$366,870	$314,650
Interest-bearing	1,157,886	1,094,397
TOTAL DEPOSITS	1,524,756	1,409,047

Short-term borrowings	198,460	225,832
Long-term borrowings	15,036	22,153
Other liabilities	14,645	14,823
TOTAL LIABILITIES	1,752,897	1,671,855

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common Stock - Authorized 35,000,000 shares; issued 27,713,811 in 2016 and 27,590,531 in 2015	178,317	176,287
Retained earnings	42,547	26,316
Accumulated other comprehensive income (loss)	(2,791)	133
Treasury stock, at cost; 666,147 shares in 2016 and 646,247 shares in 2015	(4,857)	(4,689)
TOTAL STOCKHOLDERS' EQUITY	213,216	198,047
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,966,113	$1,869,902

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2016	2015	2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$63,109	$44,657	$30,901
Taxable securities	5,058	5,903	7,282
Tax exempt securities	3,650	2,951	2,523
Dividends	515	287	190
Federal funds sold and other interest income	166	29	19
TOTAL INTEREST AND DIVIDEND INCOME	72,498	53,827	40,915

INTEREST EXPENSE
Deposits	3,221	3,489	4,008
Short-term borrowings	689	177	46
Long-term borrowings	468	424	525
TOTAL INTEREST EXPENSE	4,378	4,090	4,579
NET INTEREST INCOME	68,120	49,737	36,336
Provision for loan losses	3,870	3,510	1,880
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	64,250	46,227	34,456

NONINTEREST INCOME
Service charges on deposit accounts	4,010	3,253	2,627
Bank owned life insurance income, including death benefits	814	702	459
Trust fees	6,235	6,156	6,092
Insurance agency commissions	1,560	569	354
Security gains	73	94	457
Retirement plan consulting fees	1,990	2,130	1,809
Investment commissions	1,210	1,172	1,026
Net gains on sale of loans	2,843	1,101	358
Other operating income	4,509	3,129	2,121
TOTAL NONINTEREST INCOME	23,244	18,306	15,303

NONINTEREST EXPENSE
Salaries and employee benefits	31,908	26,638	20,878
Occupancy and equipment	6,615	5,452	4,505
State and local taxes	1,544	1,171	878
Professional fees	2,757	3,180	2,451
Merger related costs	563	6,392	0
Advertising	1,332	1,325	1,112
FDIC insurance	1,055	937	733
Intangible amortization	1,461	983	767
Core processing charges	2,699	2,176	1,571
Other operating expenses	9,518	5,725	5,267
TOTAL NONINTEREST EXPENSE	59,452	53,979	38,162
INCOME BEFORE INCOME TAXES	28,042	10,554	11,597

INCOME TAXES	7,485	2,499	2,632
NET INCOME	$20,557	$8,055	$8,965

EARNINGS PER SHARE:
Basic and Diluted	$0.76	$0.36	$0.48

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2016	2015	2014
NET INCOME	$20,557	$8,055	$8,965

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	(4,270)	(1,403)	10,486
Reclassification adjustment for gains realized in income	(73)	(94)	(457)
Net unrealized holding gains (losses)	(4,343)	(1,497)	10,029
Income tax effect	1,520	524	(3,510)
Unrealized holding gains (losses), net of reclassification and tax	(2,823)	(973)	6,519

Change in funded status of post-retirement health plan	(156)	20	60
Income tax effect	55	(7)	(21)
Change in funded status of post-retirement health plan, net of tax	(101)	13	39

Other comprehensive income (loss), net of tax	(2,924)	(960)	6,558

TOTAL COMPREHENSIVE INCOME	$17,633	$7,095	$15,523

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2016	2015	2014
COMMON STOCK
Balance at beginning of year	$176,287	$106,021	$105,905
Issued 123,280 shares in 2016 and 8,559,472 in 2015 as part of business combinations	1,138	69,780	0
Stock compensation expense for unvested shares	892	486	116
Balance at end of year	178,317	176,287	106,021

RETAINED EARNINGS
Balance at beginning of year	26,316	20,944	14,215
Net income	20,557	8,055	8,965
Dividends declared:
$.16 cash dividends per share in 2016 and $.12 per share in 2015 and 2014	(4,326)	(2,683)	(2,236)
Balance at end of year	42,547	26,316	20,944

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	133	1,093	(5,465)
Other comprehensive income (loss)	(2,924)	(960)	6,558
Balance at end of year	(2,791)	133	1,093

TREASURY STOCK, AT COST
Balance at beginning of year	(4,689)	(4,498)	(1,648)
Reissued 5,000 treasury shares to satisfy exercised stock options	0	0	32
Reissued 3,000 treasury shares under the Equity Incentive Plan	0	22	0
Purchased 19,900 shares in 2016, 26,800 shares in 2015 and 372,368 shares in 2014	(168)	(213)	(2,882)
Balance at end of year	(4,857)	(4,689)	(4,498)
TOTAL STOCKHOLDERS' EQUITY AT END OF YEAR	$213,216	$198,047	$123,560

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,557	$8,055	$8,965
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,870	3,510	1,880
Depreciation and amortization	3,667	2,751	1,981
Net amortization of securities	2,216	2,275	1,472
Security gains	(73)	(94)	(457)
Gain on land and building sales, net	(238)	0	0
Stock compensation expense	892	486	116
Loss on sale of other real estate owned	277	286	53
Earnings on bank owned life insurance	(814)	(702)	(459)
Origination of loans held for sale	(64,599)	(46,201)	(15,911)
Proceeds from loans held for sale	68,856	46,455	15,916
Net gains on sale of loans	(2,843)	(1,101)	(358)
Net change in other assets and liabilities	(7,473)	(9,397)	(946)
NET CASH FROM OPERATING ACTIVITIES	24,295	6,323	12,252

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	59,904	63,243	49,401
Proceeds from sales of securities available for sale	11,493	102,257	57,170
Purchases of securities available for sale	(52,628)	(72,683)	(64,400)
Loan originations and payments, net	(133,248)	(139,656)	(35,352)
Proceeds from sale of other real estate owned	665	553	337
Purchase of bank owned life insurance	0	(6,000)	0
Proceeds from land and building sales	479	723	0
Additions to premises and equipment	(788)	(1,299)	(972)
Net cash (paid) received in business combinations	(1,073)	29,749	0
NET CASH FROM INVESTING ACTIVITIES	(115,196)	(23,113)	6,184

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	115,709	(44,659)	487
Net change in short-term borrowings	(27,372)	91,159	(22,481)
Repayments of long-term borrowings	(7,178)	(3,228)	(1,441)
New advances for long term borrowing	0	5,000	10,000
Cash dividends paid	(4,326)	(2,683)	(2,236)
Proceeds from reissuance of treasury shares	0	0	32
Repurchase of common shares	(168)	(213)	(2,882)
NET CASH FROM FINANCING ACTIVITIES	76,665	45,376	(18,521)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,236)	28,586	(85)

Beginning cash and cash equivalents	56,014	27,428	27,513
Ending cash and cash equivalents	$41,778	$56,014	$27,428

Supplemental cash flow information:
Interest paid	$4,316	$4,047	$4,623
Income taxes paid	$9,410	$2,620	$1,925

Supplemental noncash disclosures:
Transfer of loans and property to other real estate owned	$482	$888	$368
Issuance of stock for business combinations	$1,138	$69,780	$0
Contingent consideration for Bowers acquisition	$880	$0	$0
Security purchases not settled	$927	$1,338	$0

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts In Thousands except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. and its wholly-owned subsidiaries, The Farmers National Bank of Canfield (“Bank”), Farmers Trust Company (“Trust”), National Associates, Inc. (“NAI”) and Farmers National Captive, Inc. (“Captive”).  Captive was formed during 2016 and is a wholly-owned insurance subsidiary of the Company.  The consolidated financial statements also include the accounts of the Farmers National Bank of Canfield’s subsidiaries; Farmers National Insurance (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”).  The Bank acquired Bowers Insurance Agency, Inc. (“Bowers”) and consolidated the activity of Bowers with Farmers National Insurance (“Insurance”) during 2016.  The Company acquired First National Bank of Orrville (“First National Bank”) a subsidiary of National Bancshares Corporation (“NBOH”) and 1st National Community Bank (“FNCB”) a subsidiary of Tri-State 1st Banc, Inc. (“Tri-State”) during 2015 and consolidated all activity of both acquisitions within the Bank, see Note 2.  Together all entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through the Bank.  As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The primary area served by the Bank is the northeastern region of Ohio through thirty eight (38) locations.  With the acquisition of FNCB the Bank has added one branch location in southwestern Pennsylvania.  The Company provides trust services through its Trust subsidiary, retirement consulting services through its NAI subsidiary and insurance services through the Bank’s Insurance subsidiary.  The primary purpose of Investments is to invest in municipal securities.  Captive provides property and casualty insurance coverage to the Company and its subsidiaries.  Captive pools resources with thirteen other similar insurance subsidiaries of financial institutions to spread a limited amount of risk among the pool members and to provide insurance where not currently available or economically feasible in today’s insurance market place.  Trust has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions.

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

Cash Flows: Cash and cash equivalents include cash on hand, deposits with other financial institutions and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.  Net cash flows are reported for loan and deposit transactions, short term borrowings and other assets and liabilities.

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

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer.  However, most of the Company’s business activity is with customers located within Northeastern Ohio.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of a 9 county area.  Loans secured by real estate represent 56% of the total portfolio and changes related to the real estate markets are monitor by management.

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

In determining the day one fair values of purchased loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carry-over of any previously recorded allowance for loan losses and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan.  This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

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

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan by loan basis for commercial and commercial real estate loans over $750 thousand, individually or in the aggregate, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and accordingly, they are not separately identified for impairment disclosures.  Non-real estate secured consumer loans in bankruptcy where debt has not been reaffirmed are considered troubled debt restructurings and are evaluated individually to ensure that accurate accounting treatment is in place.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced for the most recent twelve quarters.  The formula for calculating the allowance for loan losses requires that the historical loss percentage be applied to homogeneous and all risk rated loans.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:

Commercial Loans. Commercial credit is extended to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other projects.  The majority of these borrowers are customers doing business within our geographic regions.  These loans are generally underwritten individually and secured with the assets of the company and the personal guarantee of the business owners.  Commercial loans are made based primarily on the historical and projected cash flow of the borrower and the underlying collateral provided by the borrower.

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

Residential Real Estate Loans. Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence.  These loans are generally financed up to 15 years and in most cases, are extended to borrowers to finance their primary residence.  Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values may impact the severity of losses.

Servicing Rights: When mortgage loans are sold and servicing rights are retained, the servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  The Company compares the valuation model inputs and results to published industry data to validate the model results and assumptions.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.  Servicing assets are evaluated for impairment based upon the fair value of the assets compared to carrying amount.  Any impairment is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.  There was no valuation allowance impairment against servicing assets as of December 31, 2016.

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

Restricted Stock: The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is also a member of and owns stock in the Federal Reserve Bank.  These stocks are carried at cost, classified as restricted securities included in other assets, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

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

Goodwill and Other Intangible Assets: Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date.  Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually.  The Company has selected September 30 as the date to perform the annual goodwill impairment tests associated with the acquisition of the Trust, Bowers, NAI, First National Bank and FNCB.  Intangible assets with definite useful lives are amortized over their estimated useful lives.  Goodwill is the only intangible asset with an indefinite life on the balance sheet.  Core deposit intangible assets arising from bank acquisitions are amortized over their estimated useful lives of 7 to 8 years.  Non-compete contracts are amortized on a straight line basis, over the term of the agreements.  Customer relationship and trade name intangibles are amortized over a range of 13 to 15 years on an accelerated method.

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

Stock-Based Compensation: Compensation cost is recognized for restricted stock awards issued to employees, based on the fair value of these awards at the date of grant.  The market price of the Company’s common stock at the grant date is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are any matters currently that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank (“FRB”) was required to meet regulatory reserve and clearing requirements.  The Company had deposits with the FRB of $16.4 million at December 31, 2016 and $29.4 million at December 31, 2015.

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

Reclassification: Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassification of the loan portfolios occurred with the breakout of the agricultural loans as a separate line item and prior year reclassification also took place in the deferred tax asset detail, in footnote 16, to align with current period detail.  The reclassifications had no effect on prior year net income or stockholders’ equity.

Adoption of New Accounting Standards and Newly Issued, Not Yet Effective Accounting Standards: In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company has begun to accumulate historical credit information in preparation for the adoption of ASU 2016-13, but management has not determined the full impact the new standard will have on the Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company expects the adoption of ASU 2016-09 to have no material impact on its Consolidated Financial Statements and disclosures.

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases.  The main objective of ASU 2016-02 is to provide users with useful, transparent and complete information about leasing transactions.  ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements.  ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  As disclosed in footnote 7 certain leases that the Company has in place could require the capitalization of $2.7 million on the balance sheet as an asset and a related liability in the same amount with no income statement affect.  Therefore the Company does not expect the adoption of this ASU to have a material impact to its Consolidated Financial Statements.

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

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606).  The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016.  Management anticipates the impact of the adoption of this guidance on the Company’s consolidated financial statements to be limited.  We do not expect this ASU to have an impact to core revenue which is mainly interest income less interest expense.  Management is still assessing the impact from other non-interest income related to subsidiary entities Trust, NAI and Insurance as well as the Bank’s service charges on deposit accounts.

NOTE 2 - BUSINESS COMBINATIONS

On June 1, 2016, the Bank completed the acquisition of the Bowers, and merged all activity of Bowers with Insurance, the Bank’s wholly-owned insurance agency subsidiary.  The Bowers group is engaged in selling insurance, including commercial, farm, home, and auto property/casualty insurance and will help to meet the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets, with an estimated fair value at the acquisition date of $880 thousand. The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing insurance services currently being offered.

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

Goodwill of $3.0 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  During 2016 an adjustment of an additional $225 thousand was made to goodwill due to the refinement of the deferred tax asset item.  The goodwill was determined not to be deductible for income tax purposes.  The fair value of other intangible assets of $1.2 million is related to core deposits.

On June 19, 2015, the Company completed the acquisition of all outstanding stock of NBOH, the parent company of First National Bank of Orrville.  The transaction involved both cash and 7,262,955 shares of stock totaling $74.8 million.  First National Bank of Orrville branches became branches of Farmers Bank.  Pursuant to the terms of the merger agreement, each shareholder of NBOH received either $32.15 per share in cash or 4.034 shares of Farmers’ common stock, subject to an overall limitation of 80% of the shares of NBOH being exchanged for stock and 20% for cash.

Goodwill of $26.7 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill was determined not to be deductible for income tax purposes.  The fair value of other intangible assets of $4.4 million is related to core deposits.

The acquisitions provide an attractive mix of additional loans and deposits and helps the Company achieve additional operating scale that will drive per share earnings growth.  In addition to the financial benefits, the merger is a significant step in the Company’s strategy to expand its footprint.

The following table summarizes the consideration paid for Tri-State and NBOH and the amounts of the assets acquired and liabilities assumed on the closing date of each acquisition.

	Tri- State	NBOH
Consideration
Cash	$3,607	$15,732
Stock	10,733	59,048
Fair value of total consideration transferred	$14,340	$74,780
Fair value of assets acquired
Cash and due from financial institutions	$13,553	$37,035
Securities available for sale	48,300	51,340
Loans, net	66,374	430,035
Premises and equipment	1,935	6,105
Bank owned life insurance	3,274	2,891
Core deposit intangible	1,173	4,409
Other assets	1,104	7,996
Total assets	135,713	539,811
Fair value of liabilities assumed
Deposits	114,342	423,661
Short-term borrowings	0	65,537
Long-term borrowings	2,002	0
Accrued interest payable and other liabilities	8,072	2,514
Total liabilities	124,416	491,712
Net assets acquired	$11,297	$48,099
Goodwill created	3,043	26,681
Total net assets acquired	$14,340	$74,780

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments acquired from Tri-State will be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans.  Purchase credit impaired loans would have shown evidence of credit deterioration since origination.

The following table presents pro forma information as if the above three acquisitions that occurred in 2015 and 2016 actually took place at the beginning of 2015.  The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed dates.

	2016	2015
Net interest income	$68,120	$62,524

Net income	$20,557	$12,750

Basic and diluted earnings per share	$0.76	$0.47

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2016 and 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
2016	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$5,970	$5	$(54)	$5,921
State and political subdivisions	157,014	1,049	(2,760)	155,303
Corporate bonds	1,343	4	(8)	1,339
Mortgage-backed securities - residential	171,215	1,019	(2,552)	169,682
Collateralized mortgage obligations	21,397	1	(705)	20,693
Small Business Administration	17,236	0	(530)	16,706
Equity securities	168	185	(2)	351
Totals	$374,343	$2,263	$(6,611)	$369,995

		Gross	Gross
	Amortized	Unrealized	Unrealized
2015	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$11,120	$38	$(52)	$11,106
State and political subdivisions	136,781	2,354	(412)	138,723
Corporate bonds	1,134	5	(5)	1,134
Mortgage-backed securities - residential	197,289	1,433	(2,135)	196,587
Collateralized mortgage obligations	28,035	0	(870)	27,165
Small Business Administration	19,755	1	(457)	19,299
Equity securities	203	127	(32)	298
Totals	$394,317	$3,958	$(3,963)	$394,312

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2016	2015	2014
Proceeds	$11,493	$102,257	$57,170
Gross gains	389	908	758
Gross losses	(316)	(814)	(301)

The tax provision related to these net realized gains was $26 thousand, $33 thousand and $160 thousand respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Available for sale		December 31, 2016
		Amortized
Maturity		Cost	Fair Value
Within one year		$7,848	$7,864
One to five years		61,419	61,593
Five to ten years		89,124	87,418
Beyond ten years		5,936	5,688
Mortgage-backed securities, collateralized mortgage obligations and Small Business Administration		209,848	207,081
	Totals	$374,175	$369,644

Securities with a carrying amount of $242 million at December 31, 2016, $219 million at December 31, 2015 and $149 million at December 31, 2014 were pledged to secure public deposits and repurchase agreements. Trust had securities, with a carrying amount of $100 thousand, at year-end 2016, 2015 and 2014, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any other issuer that exceeded 10% of stockholders’ equity, other than the U.S. Government,  its agencies and its sponsored entities.

The following table summarizes the investment securities with unrealized losses at December 31, 2016 and 2015  aggregated by major security type and length of time in a continuous unrealized loss position.

2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$4,015	$(54)	$502	$0	$4,517	$(54)
State and political subdivisions	92,560	(2,745)	286	(15)	92,846	(2,760)
Corporate bonds	786	(8)	0	0	786	(8)
Mortgage-backed securities - residential	98,348	(1,823)	29,743	(729)	128,091	(2,552)
Collateralized mortgage obligations	7,956	(108)	10,972	(597)	18,928	(705)
Small Business Administration	8,770	(205)	7,890	(325)	16,660	(530)
Equity securities	44	(2)	0	0	44	(2)
Total temporarily impaired	$212,479	$(4,945)	$49,393	$(1,666)	$261,872	$(6,611)

2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$6,044	$(51)	$199	$(1)	$6,243	$(52)
State and political subdivisions	22,016	(167)	12,635	(245)	34,651	(412)
Corporate bonds	102	(1)	478	(4)	580	(5)
Mortgage-backed securities - residential	79,301	(1,044)	40,794	(1,091)	120,095	(2,135)
Collateralized mortgage obligations	14,342	(169)	12,695	(701)	27,037	(870)
Small Business Administration	0	0	19,237	(457)	19,237	(457)
Equity securities	88	(32)	0	0	88	(32)
Total temporarily impaired	$121,893	$(1,464)	$86,038	$(2,499)	$207,931	$(3,963)

The Company’s equity securities include local and regional bank holdings.   No other-than-temporary impairments were recognized during 2016, 2015 or 2014.  If an other-than-temporary impairment were to occur, the amount of the impairment recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it would be required to sell the security before recovery of its amortized cost basis.  The previous amortized cost basis less the impairment recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2016, the Company’s security portfolio consisted of 518 securities, 226 of which were in an unrealized loss position.  The majority of unrealized losses are related to the Company’s holdings in securities issued by state and political subdivisions, mortgage-backed securities - residential, collateralized mortgage obligations and Small Business Administration, as discussed below:

Securities issued by State and Political subdivisions

Unrealized losses on debt securities issued by state and political subdivisions have not been recognized into income.  At December 31, 2016 all securities issued by state and political subdivisions have investment grade ratings and management does not have the intent and does not expect to be required to sell these securities before their anticipated recovery.  The fair value is expected to recover as the securities approach their maturity date.

Mortgage-backed securities - residential

All of the Company’s holdings of mortgage-backed securities—residential at year end 2016 and 2015 were issued by U.S. Government sponsored enterprises.  Unrealized losses on mortgage-backed securities—residential have not been recognized into income.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities—residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016 and 2015.

Collateralized mortgage obligations

The Company’s portfolio includes collateralized mortgage obligations issued by U.S. Government sponsored enterprises.  The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery.  The Company monitors all securities to ensure adequate credit support and as of December 31, 2016 and 2015, the Company believes there is no other-than-temporary impairment.

Small Business Administration

The Company’s holdings of Small Business Administration securities are issued and backed by the full faith and credit of the U.S. Government.  Unrealized losses on these Small Business Administration securities have not been recognized into income.  The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016 and 2015 because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 4 - LOANS

Loans at year end were as follows:

	2016	2015
Originated loans:
Commercial real estate
Owner occupied	$109,750	$97,644
Non-owner occupied	165,861	139,502
Farmland	34,155	15,737
Other	70,823	50,855
Commercial
Commercial and industrial	171,145	148,732
Agricultural	24,598	8,715
Residential real estate
1-4 family residential	224,222	179,436
Home equity lines of credit	59,642	41,171
Consumer
Indirect	156,633	127,335
Direct	26,663	17,325
Other	7,611	4,508
Total originated loans	$1,051,103	$830,960
Acquired loans:
Commercial real estate
Owner occupied	$60,928	$69,858
Non-owner occupied	24,949	28,045
Farmland	54,204	62,193
Other	14,665	23,423
Commercial
Commercial and industrial	33,626	51,110
Agricultural	16,024	22,510
Residential real estate
1-4 family residential	112,015	133,570
Home equity lines of credit	34,795	40,796
Consumer
Direct	21,681	31,465
Other	247	204
Total acquired loans	373,134	463,174
Net deferred loan costs	3,398	2,731
Allowance for loan losses	(10,852)	(8,978)
Net loans	$1,416,783	$1,287,887

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

	2016	2015
Commercial real estate
Owner occupied	$689	$986
Non-owner occupied	436	501
Commercial
Commercial and industrial	1,213	1,576
Total outstanding balance	$2,338	$3,063
Carrying amount, net of allowance of $0 in 2016 and $31 in 2015	$2,181	$2,184

Accretable yield, or income expected to be collected, is shown in the table below:

	2016	2015
Beginning balance	$323	$0
New loans purchased	0	361
Accretion of income	(76)	(38)
Ending balance	$247	$323

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the years ended December 31, 2016 and 2015.

The following tables present the activity in the allowance for loan losses by portfolio segment for years ended December 31, 2016, 2015 and 2014:

December 31, 2016	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978
Provision for loan losses	784	701	436	1,992	(43)	3,870
Loans charged off	(349)	(245)	(188)	(2,019)	0	(2,801)
Recoveries	15	45	112	633	0	805
Total ending allowance balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852

December 31, 2015	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632
Provision for loan losses	857	234	354	1,776	289	3,510
Loans charged off	(536)	(290)	(320)	(2,058)	0	(3,204)
Recoveries	130	9	122	779	0	1,040
Total ending allowance balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978

December 31, 2014	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,752	$1,219	$1,964	$1,419	$214	$7,568
Provision for loan losses	(50)	357	233	1,370	(30)	1,880
Loans charged off	(151)	(185)	(585)	(2,213)	0	(3,134)
Recoveries	125	29	77	1,087	0	1,318
Total ending allowance balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material.

December 31, 2016	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$44	$4	$48	$0	$0	$96
Collectively evaluated for impairment	3,491	1,763	2,153	2,766	430	10,603
Acquired loans	42	107	4	0	0	$153
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852

Loans:
Loans individually evaluated for impairment	$3,457	$477	$3,308	$96	$0	$7,338
Loans collectively evaluated for impairment	376,632	195,146	280,215	196,081	0	1,048,074
Acquired loans	153,228	48,536	146,672	21,923	0	370,359
Acquired with deteriorated credit quality	968	896	0	0	0	1,864
Total ending loans balance	$534,285	$245,055	$430,195	$218,100	$0	$1,427,635

December 31, 2015	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$429	$5	$63	$0	$0	$497
Collectively evaluated for impairment	2,698	1,337	1,782	2,160	473	8,450
Acquired loans	0	0	0	0	0	0
Acquired with deteriorated credit quality	0	31	0	0	0	31
Total ending allowance balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978

Loans:
Loans individually evaluated for impairment	$5,853	$712	$3,414	$103	$0	$10,082
Loans collectively evaluated for impairment	297,087	156,415	216,802	153,305	0	823,609
Acquired loans	182,251	72,673	174,366	31,669	0	460,959
Acquired with deteriorated credit quality	1,267	948	0	0	0	2,215
Total ending loans balance	$486,458	$230,748	$394,582	$185,077	$0	$1,296,865

The following tables present information related to impaired loans by class of loans as of and for years ended December 31, 2016, 2015 and 2014.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,974	$1,456	$0	$1,601	$70
Non-owner occupied	332	331	0	334	5
Commercial
Commercial and industrial	205	184	0	641	15
Residential real estate
1-4 family residential	2,650	2,403	0	2,302	145
Home equity lines of credit	195	179	0	221	10
Consumer	205	96	0	97	13
Subtotal	5,561	4,649	0	5,196	258

With an allowance recorded:
Commercial real estate
Owner occupied	173	173	14	874	29
Non-owner occupied	1,118	1,118	30	1,283	67
Farmland	380	379	42	127	0
Commercial
Commercial and industrial	75	75	4	103	4
Agricultural	219	218	107	73	0
Residential real estate
1-4 family residential	661	642	51	828	36
Home equity lines of credit	84	84	1	85	4
Consumer	0	0	0	1	0
Subtotal	2,710	2,689	249	3,374	140
Total	$8,271	$7,338	$249	$8,570	$398

December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,956	$2,436	$0	$2,080	$106
Non-owner occupied	343	342	0	372	30
Commercial
Commercial and industrial	834	631	0	433	23
Residential real estate
1-4 family residential	2,575	2,310	0	2,174	147
Home equity lines of credit	283	268	0	260	15
Consumer	214	103	0	81	14
Subtotal	7,205	6,090	0	5,400	335

With an allowance recorded:
Commercial real estate
Owner occupied	1,597	1,595	379	2,008	70
Non-owner occupied	1,480	1,480	50	1,511	79
Commercial
Commercial and industrial	81	81	5	540	4
Residential real estate
1-4 family residential	769	749	61	919	39
Home equity lines of credit	87	87	2	96	4
Subtotal	4,014	3,992	497	5,074	196
Total	$11,219	$10,082	$497	$10,474	$531

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,448	$2,318	$0	$1,860	$46
Non-owner occupied	391	391	0	653	20
Commercial
Commercial and industrial	531	511	0	1,273	22
Residential real estate
1-4 family residential	2,421	2,156	0	1,804	79
Home equity lines of credit	476	251	0	263	13
Consumer	185	93	0	166	4
Subtotal	6,452	5,720	0	6,019	184

With an allowance recorded:
Commercial real estate
Owner occupied	2,882	2,882	446	2,104	94
Non-owner occupied	1,548	1,548	68	1,570	81
Commercial
Commercial and industrial	1,444	1,429	272	818	2
Residential real estate
1-4 family residential	944	928	85	1,207	41
Home equity lines of credit	90	90	3	113	5
Consumer	0	0	0	2	0
Subtotal	6,908	6,877	874	5,814	223
Total	$13,360	$12,597	$874	$11,833	$407

Cash basis interest income recognized and interest income recognized was materially equal for 2016, 2015 and 2014.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and 2015:

	2016		2015
	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$958	$0	$3,240	$0
Non-owner occupied	343	0	345	0
Farmland	58	0	73	0
Commercial
Commercial and industrial	400	0	541	73
Agricultural	12	0	0	0
Residential real estate
1-4 family residential	1,929	295	2,406	336
Home equity lines of credit	202	118	127	112
Consumer
Indirect	298	438	266	297
Direct	9	65	30	3
Other	0	16	0	24
Total originated loans	$4,209	$932	$7,028	$845
Acquired loans:
Commercial real estate
Owner occupied	$85	$0	$126	$18
Other	24	0	92	0
Farmland	380	0	0	0
Commercial
Commercial and industrial	961	0	1,068	0
Agricultural	236	0	0	0
Residential real estate
1-4 family residential	386	545	458	467
Home equity lines of credit	119	109	125	7
Consumer
Direct	89	95	161	50
Total acquired loans	$2,280	$749	$2,030	$542
Total loans	$6,489	$1,681	$9,058	$1,387

The following tables present the aging of the recorded investment in past due loans as of December 31, 2016 and 2015 by class of loans:

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$958	$958	$108,475	$109,433
Non-owner occupied	0	0	343	343	165,105	165,448
Farmland	0	0	58	58	34,057	34,115
Other	0	0	0	0	70,542	70,542
Commercial
Commercial and industrial	90	0	400	490	170,242	170,732
Agricultural	0	29	12	41	24,632	24,673
Residential real estate
1-4 family residential	3,368	356	2,224	5,948	217,752	223,700
Home equity lines of credit	77	37	320	434	59,248	59,682
Consumer
Indirect	2,844	696	736	4,276	157,437	161,713
Direct	744	213	74	1,031	25,815	26,846
Other	92	28	16	136	7,476	7,612
Total originated loans:	$7,215	$1,359	$5,141	$13,715	$1,040,781	$1,054,496
Acquired loans:
Commercial real estate
Owner occupied	$8	$205	$85	$298	$60,630	$60,928
Non-owner occupied	134	0	0	134	24,815	24,949
Farmland	83	0	380	463	53,741	54,204
Other	0	0	24	24	14,642	14,666
Commercial
Commercial and industrial	278	0	961	1,239	32,387	33,626
Agricultural	21	0	236	257	15,767	16,024
Residential real estate
1-4 family residential	1,556	504	931	2,991	109,027	112,018
Home equity lines of credit	152	9	228	389	34,406	34,795
Consumer
Direct	938	184	184	1,306	20,376	21,682
Other	100	0	0	100	147	247
Total acquired loans	$3,270	$902	$3,029	$7,201	$365,938	$373,139
Total loans	$10,485	$2,261	$8,170	$20,916	$1,406,719	$1,427,635

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$34	$0	$3,240	$3,274	$94,095	$97,369
Non-owner occupied	0	0	345	345	138,824	139,169
Farmland	0	0	73	73	15,658	15,731
Other	112	0	0	112	50,559	50,671
Commercial
Commercial and industrial	0	0	614	614	147,732	148,346
Agricultural	0	0	0	0	8,781	8,781
Residential real estate
1-4 family residential	1,694	402	2,742	4,838	174,155	178,993
Home equity lines of credit	62	5	239	306	40,917	41,223
Consumer
Indirect	2,059	525	563	3,147	128,280	131,427
Direct	311	5	33	349	17,124	17,473
Other	13	10	24	47	4,461	4,508
Total originated loans:	$4,285	$947	$7,873	$13,105	$820,586	$833,691
Acquired loans:
Commercial real estate
Owner occupied	$669	$0	$144	$813	$69,045	$69,858
Non-owner occupied	0	0	0	0	28,045	28,045
Farmland	0		0	0	62,193	62,193
Other	0	0	92	92	23,330	23,422
Commercial
Commercial and industrial	211	2	1,068	1,281	49,830	51,111
Agricultural	65	0	0	65	22,445	22,510
Residential real estate
1-4 family residential	1,994	244	925	3,163	130,407	133,570
Home equity lines of credit	78	11	132	221	40,575	40,796
Consumer
Direct	567	56	211	834	30,631	31,465
Other	0	0	0	0	204	204
Total acquired loans	$3,584	$313	$2,572	$6,469	$456,705	$463,174
Total loans	$7,869	$1,260	$10,445	$19,574	$1,277,291	$1,296,865

Troubled Debt Restructurings:

Total troubled debt restructurings were $7.0 million and $9.3 million at December 31, 2016 and 2015 respectively.  The Company has allocated $101 thousand and $528 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2016 and 2015, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at December 31, 2016 and 2015.

During the years ending December 31, 2016, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; a deferral of principal payments; or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.38% to 11.51%.  There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of nine months to 122 months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2016, 2015 and 2014:

		Pre- Modification	Post- Modification
December 31, 2016	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	15	$436	$437
Home equity lines of credit	1	40	40
Indirect	26	182	182
Consumer	2	12	12
Total originated loans	44	$670	$671
Acquired loans:
Residential real estate
1-4 family residential	4	153	153
Home equity lines of credit	1	18	18
Consumer	2	40	40
Total acquired loans	7	$211	$211
Total loans	51	$881	$882

The troubled debt restructurings described above increased the allowance for loan losses by $43 thousand and resulted in charge offs of $344 thousand during the year ended December 31, 2016.

		Pre- Modification	Post- Modification
December 31, 2015	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment
Originated loans:
Commercial real estate
Owner occupied	2	$801	$801
Commercial
Commercial and industrial	1	8	8
Residential real estate
1-4 family residential	13	760	760
Home equity lines of credit	2	60	60
Indirect	12	104	104
Consumer	1	8	8
Total originated loans	31	$1,741	$1,741
Acquired loans:
Commercial
Commercial and industrial	2	957	957
Total loans	33	$2,698	$2,698

The troubled debt restructurings described above increased the allowance for loan losses by $101 thousand and resulted in charge offs of $129 thousand during the year ended December 31, 2015.

		Pre- Modification	Post- Modification
December 31, 2014	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment
Commercial real estate
Owner occupied	1	$303	$316
Non-owner occupied	2	408	408
Residential real estate
1-4 family residential	21	1,042	1,059
Home equity lines of credit	5	128	128
Indirect	2	37	37
Consumer	1	11	11
Total loans	32	$1,929	$1,959

The troubled debt restructurings described above increased the allowance for loan losses by $11 thousand and resulted in charge offs of $42 thousand during the year ended December 31, 2014.

There were two commercial real estate loans for $1.2 million, one residential real estate loan for $1 thousand and one home equity line of credit for $10 thousand modified as troubled debt restructurings for which there were payment defaults within twelve months following the modification during the year December 31, 2016.  None of the loans were past due at December 31, 2016.  There was no effect on the provision for loan losses as a result of this default during 2016.

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

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships.  For relationships over $750 thousand management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt.  Management also affirms the risk ratings for the loans and leases in their respective portfolios on an annual basis.  The Company uses the following definitions for risk ratings:

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2016	Pass	Special Mention	Sub standard	Total
Originated loans:
Commercial real estate
Owner occupied	$106,448	$490	$2,495	$109,433
Non-owner occupied	162,465	522	2,461	165,448
Farmland	34,057	0	58	34,115
Other	69,947	325	270	70,542
Commercial
Commercial and industrial	167,062	2,720	950	170,732
Agricultural	24,395	253	25	24,673
Total originated loans	$564,374	$4,310	$6,259	$574,943
Acquired loans:
Commercial real estate
Owner occupied	$58,655	$707	$1,566	$60,928
Non-owner occupied	23,577	1,195	177	24,949
Farmland	53,039	0	1,165	54,204
Other	14,060	464	142	14,666
Commercial
Commercial and industrial	30,543	311	2,772	33,626
Agricultural	14,856	685	483	16,024
Total acquired loans	$194,730	$3,362	$6,305	$204,397
Total loans	$759,104	$7,672	$12,564	$779,340

December 31, 2015	Pass	Special Mention	Sub standard	Total
Originated loans:
Commercial real estate
Owner occupied	$91,785	$1,069	$4,515	$97,369
Non-owner occupied	135,847	461	2,861	139,169
Farmland	15,658	0	73	15,731
Other	50,376	0	295	50,671
Commercial
Commercial and industrial	145,513	860	1,973	148,346
Agricultural	8,702	79		8,781
Total originated loans	$447,881	$2,469	$9,717	$460,067
Acquired loans:
Commercial real estate
Owner occupied	$68,213	$0	$1,645	$69,858
Non-owner occupied	26,141	1,340	564	28,045
Farmland	62,193	0	0	62,193
Other	22,729	476	217	23,422
Commercial
Commercial and industrial	47,381	635	3,095	51,111
Agricultural	22,292	0	218	22,510
Total acquired loans	$248,949	$2,451	$5,739	$257,139
Total loans	$696,830	$4,920	$15,456	$717,206

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

	Residential Real Estate		Consumer
December 31, 2016	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Originated loans:
Performing	$221,476	$59,362	$160,977	$26,772	$7,596
Nonperforming	2,224	320	736	74	16
Total originated loans	$223,700	$59,682	$161,713	$26,846	$7,612
Acquired loans:
Performing	111,087	34,567	0	21,498	247
Nonperforming	931	228	0	184	0
Total acquired loans	$112,018	$34,795	$0	$21,682	$247
Total loans	$335,718	$94,477	$161,713	$48,528	$7,859

	Residential Real Estate		Consumer
December 31, 2015	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Originated loans:
Performing	$176,251	$40,984	$130,864	$17,440	$4,484
Nonperforming	2,742	239	563	33	24
Total originated loans	$178,993	$41,223	$131,427	$17,473	$4,508
Acquired loans:
Performing	132,645	40,664	0	31,254	204
Nonperforming	925	132	0	211	0
Total acquired loans	$133,570	$40,796	$0	$31,465	$204
Total loans	$312,563	$82,019	$131,427	$48,938	$4,712

NOTE 5 – LOAN SERVICING

The Company began servicing loans upon the acquisition of First National Bank’s servicing portfolio in June 2015.  Mortgage loans serviced for others are not reported as assets.  The principal balances of these loans at year-end are as follows:

	2016	2015
Mortgage loan portfolio serviced for:
FHLMC	$121,274	$68,605

Custodial escrow balances maintained in connection with serviced loans were $961 thousand at December 31, 2016 and $584 thousand at December 31, 2015.

Activity for mortgage servicing rights for years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Servicing rights:
Beginning balance	$453	$347
Additions	611	166
Amortization to expense	(210)	(60)
Ending balance	$854	$453

There was no valuation allowance required for mortgage servicing rights at December 31, 2016 and 2015.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company used a third party service to estimate fair value on available for sale securities on a monthly basis.  This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the years ended December 31, 2016 and 2015 the fair value of Level 3 investment securities was immaterial.

Derivative Instruments

The fair values of derivative instruments are based on valuation models using observable market data as of the measurement date (Level 2).

Impaired Loans

At the time loans are considered impaired, collateral dependent impaired loans are valued at the lower of cost or fair value and non-collateral dependent loans are valued based on discounted cash flows.  Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses.  For collateral dependent loans fair value is commonly based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S Treasury and U.S. government sponsored entities	$5,921	$0	$5,921	$0
State and political subdivisions	155,303	0	155,303	0
Corporate bonds	1,339	0	1,339	0
Mortgage-backed securities-residential	169,682	0	169,670	12
Collateralized mortgage obligations	20,693	0	20,693	0
Small Business Administration	16,706	0	16,706	0
Equity securities	351	351	0	0
Total investment securities	$369,995	$351	$369,632	$12
Loan yield maintenance provisions	$685	$0	$685	$0
Financial Liabilities
Interest rate swaps	$685	$0	$685	$0

	Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S Treasury and U.S. government sponsored entities	$11,106	$0	$11,106	$0
State and political subdivisions	138,723	0	138,723	0
Corporate bonds	1,134	0	1,134	0
Mortgage-backed securities-residential	196,587	0	196,572	15
Collateralized mortgage obligations	27,165	0	27,165	0
Small Business Administration	19,299	0	19,299	0
Equity securities	298	298	0	0
Total investment securities	$394,312	$298	$393,999	$15
Loan yield maintenance provisions	$789	$0	$789	$0
Financial Liabilities
Interest rate swaps	$789	$0	$789	$0

There were no significant transfers between Level 1 and Level 2 during 2016 or 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Investment Securities Available-for-sale (Level 3)
	2016	2015	2014
Beginning Balance	$15	$10	$10
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0
Repayments	(3)	(1)	0
Acquired and/or purchased	0	6	0
Ending Balance	$12	$15	$10

There is no impact to earnings as a result of fair value measurements on items valued on a recurring basis, using level 3 inputs.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$23	$0	$0	$23
Farmland	339	0	0	339
Commercial
Agricultural	113	0	0	113
1–4 family residential	77	0	0	77
Consumer	2	0	0	2
Other real estate owned
1–4 family residential	16	0	0	16

	Fair Value Measurements
	at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$1,448	$0	$0	$1,448
Commercial	1,514	0	0	1,514
1–4 family residential	42	0	0	42
Consumer	13	0	0	13

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $727 thousand, with a valuation allowance of $173 thousand at December 31, 2016, resulting in an additional provision for loan losses of $139 thousand for the year ending December 31, 2016.  At December 31, 2015, impaired loans had a principal balance of $3.4 million, with a valuation allowance of $383 thousand.  Loans measured at fair value throughout the year resulted in an additional provision for loan losses of $270 thousand for the year ending December 31, 2015.  Excluded from the fair value of impaired loans, at December 31, 2016 and 2015, discussed above are $2.0 million and $2.9 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

At December 31, 2016, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $16 thousand.  During the year ended December 31, 2016 the Company charged down three properties reflecting an updated appraisal which resulted in a write-down of $36 thousand.  The Company had no related write downs during the year ended December 31, 2015.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2016 and 2015:

December 31, 2016	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Commercial real estate	$23	Sales comparison	Adjustment for differences between comparable sales	(24.02%)
	339	Quoted price for loan relationship	Offer price	35.77%
Commercial	113	Quoted price for loan relationship	Offer price	34.98%
Residential	77	Sales comparison	Adjustment for differences between comparable sales	(12.97%) - 14.22% (3.38%)
Consumer	2	Sales comparison	Adjustment for differences between comparable sales	(20.00%) - 20.00% (0.00%)
Other real estate owned - residential	16	Sales comparison	Adjustment for differences between comparable sales	(10.36%) - 17.10% (1.90%)

December 31, 2015	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Commercial real estate	$701	Income approach	Adjustment for differences between earning multiplier	(49.42%) - 40.89% 35.33%
	747	Quoted price for loan relationship	Offer price	1.01%
Commercial	252	Quoted price for loan relationship	Offer price	(3.01%)
	1,262	Income approach	Adjustment for differences between earning multiplier	(29.77%)
Residential	42	Sales comparison	Adjustment for differences between comparable sales	(18.32%) - 24.16% (14.02%)
Consumer	13	Sales comparison	Adjustment for differences between comparable sales	(12.86%) - 11.97% (5.79%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments measured on a recurring basis and not previously presented, at December 31, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$41,778	$19,678	$22,100	$0	$41,778
Restricted stock	9,583	n/a	n/a	n/a	n/a
Loans held for sale	355	0	365	0	365
Loans, net	1,416,783	0	0	1,406,951	1,406,951
Mortgage servicing rights	854	0	854	0	854
Accrued interest receivable	5,504	0	1,924	3,580	5,504
Financial liabilities
Deposits	1,524,756	1,289,037	232,410	0	1,521,447
Short-term borrowings	198,460	0	198,460	0	198,460
Long-term borrowings	15,036	0	15,009	0	15,009
Accrued interest payable	507	35	472	0	507

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$56,014	$22,500	$33,514	$0	$56,014
Restricted stock	9,384	n/a	n/a	n/a	n/a
Loans held for sale	1,769	0	1,813	0	1,813
Loans, net	1,287,887	0	0	1,296,075	1,296,075
Mortgage servicing rights	453	0	453	0	453
Accrued interest receivable	5,158	0	2,011	3,147	5,158
Financial liabilities
Deposits	1,409,047	1,164,506	241,909	0	1,406,415
Short-term borrowings	225,832	0	225,832	0	225,832
Long-term borrowings	22,153	0	22,306	0	22,306
Accrued interest payable	445	26	419	0	445

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

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest receivable and payable approximate fair value resulting in a Level l, Level 2 or Level 3 classification.  The classification is the result of the association with securities, loans and deposits.

Deposits: The fair values disclosed for demand deposits – interest and non-interest checking, passbook savings and money market accounts—are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification.  The carrying amounts of variable rate certificates of deposit approximate their fair values at the reporting date resulting Level 2 classification. Fair value for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Off-balance Sheet Instruments: The fair value of commitments is not considered material.

NOTE 7—PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2016	2015
Land	$4,972	$5,833
Buildings	25,064	24,724
Furniture, fixtures and equipment	14,169	13,485
Leasehold Improvements	466	450
	44,671	44,492
Less accumulated depreciation	(21,446)	(20,302)
NET BOOK VALUE	$23,225	$24,190

Depreciation expense was $1.7 million for year ended December 31, 2016, $1.5 million for year ended December 31, 2015 and $1.1 million for year ended December 31, 2014.

During June 2016 the Company added 1 location with the addition of Bowers in Trumbull County.  All fixed assets were recorded at their fair market value.

During June 2015 the Company added 14 branches, mostly in Wayne and Medina Counties, as part of the NBOH acquisition and in September 2015, 4 branches, mostly in Columbiana County, as part of the Tri-State acquisition.  All fixed assets were recorded at their fair market value.

The Company leases certain branch properties under operating leases.  Rent expense was $362, $332, and $323 thousand for 2016, 2015 and 2014, respectively.  In addition to rent expense, under the leases, common area maintenance and property taxes are paid and the amount can fluctuate according to the costs incurred.  Rent commitments, before considering renewal options that generally are present, were as follows:

2017	$361
2018	339
2019	336
2020	299
2021	283
Thereafter	1,121
TOTAL	$2,739

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchase of Bowers in June 2016, NBOH in June 2015, Tri-State in October 2015, NAI in July of 2013 and Trust in 2009 totaled $37.2 million at December 31, 2016 and $35.1 million at December 31, 2015. The Bowers, NBOH, Tri-State and NAI acquisitions are more fully described in Note 2. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting units, including the existing goodwill and intangible assets, and estimating the fair value of the reporting units. After our annual impairment analysis as of September 30, 2016, the Company determined the fair value of all goodwill exceeded its carrying amount. After the annual impairment testing as of September 30, 2014, the fair value of NAI was less than its carrying value. When the carrying amount of a reporting unit exceeds its fair value, a second step to the impairment test is required. The analysis indicated that the Step 2 analysis was necessary for the NAI reporting unit. Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit’s goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2 it was determined that the implied value of goodwill was less than the carrying costs, resulting in an impairment charge of $763 thousand for the year ended December 31, 2014.  During the initial valuation of NAI, the future income projections were not fully attained.  The fair value of the reporting unit was determined based on a discounted cash flow model.  Additionally, the $763 thousand impairment was offset with an equal reduction of the future payment liability associated with the purchase.  The two adjustments offset resulting in a zero impact to the Company’s consolidated statements of income for year ended December 31, 2014.

Other Intangibles

Core deposit intangible assets associated with the Company’s purchases of NBOH and Tri-State totaled $5.6 million.

Other intangible assets were as follows at year end:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible:
Customer relationship intangibles	$7,210	$(4,253)	$5,970	$(3,585)
Non-compete contracts	430	(357)	370	(325)
Trade Name	520	(113)	190	(65)
Core deposit intangible	5,582	(1,029)	5,582	(316)
Total	$13,742	$(5,752)	$12,112	$(4,291)

Aggregate amortization expense was $1.5 million, $983 thousand, and $767 thousand for 2016, 2015, and 2014, respectively.

Estimated amortization expense for each of the next five years:

2017	$1,459
2018	1,334
2019	1,222
2020	1,119
2021	1,058
Thereafter	1,798
TOTAL	$7,990

NOTE 9 - INTEREST BEARING DEPOSITS

Time deposits of $250 thousand or more were $43.3 million and $39.6 million at year-end 2016 and 2015.

Following is a summary of scheduled maturities of certificates of deposit during the years following December 31, 2016:

2017	$74,624
2018	28,725
2019	27,315
2020	37,231
2021	56,693
Thereafter	11,132
TOTAL	$235,720

Following is a summary of year-end interest bearing deposits:

	2016	2015
Demand	$378,317	$327,434
Money Market	317,079	293,209
Savings	226,770	234,672
Certificates of Deposit	235,720	239,082
TOTAL	$1,157,886	$1,094,397

NOTE 10 - SHORT-TERM BORROWINGS

The Bank has short-term advances from the FHLB that had maturity dates of less than one year at the time of the advance. All balances are due within one year and can be renewed at the time of maturity.  FHLB advances are secured by pledgings described in the following Long-Term Borrowings footnote.  Balances at year end were as follows:

	2016		2015
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Repurchase advance with a rate of .39% to .70% at December 31, 2016 and 2015	$100,000	0.63%	$100,000	0.39%
Cash management advance with rates from .39% to .59% at December 31, 2016 and 2015	20,000	0.59%	$50,000	0.39%
Total advances	$120,000	0.63%	$150,000	0.39%

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. government sponsored entities and agencies with a carrying amount of $82.0 million and $79.3 million at year ended 2016 and 2015.

Repurchase agreements are financing arrangements that mature within 89 days and usually overnight. Under the agreements, customers agree to maintain funds on deposit with the Bank and in return acquire an interest in a pool of securities pledged as collateral against the funds. The securities are held in segregated safekeeping accounts at the Federal Reserve Bank and Trust. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2016	2015	2014
Average balance during the year	$84,368	$71,779	$71,573
Average interest rate during the year	0.07%	0.07%	0.04%
Maximum month-end balance during the year	$98,687	$89,574	$78,972
Weighted average year-end interest rate	0.08%	0.06%	0.06%
Balance at year-end	$78,110	$75,482	$58,786

The following table provides a disaggregation of the obligation by class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

	2016	2015
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$6,555	$5,276
State and political subdivisions	12,304	2,640
Mortgage-backed securities - residential	52,628	60,391
Collateralized mortgage obligations	6,623	7,175
Total borrowings	$78,110	$75,482

Management believes the risks associated with the agreements are minimal and in the case of collateral decline the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

The Bank has access to lines of credit amounting to $25 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion.  There were no borrowings under these lines at December 31, 2016 and 2015.

Farmers has two unsecured revolving lines of credit for $6.5 million. The lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. The outstanding balance on the two lines was $350 thousand at December 31, 2016 and 2015.  The interest rate on the outstanding balance at December 31, 2016 and 2015 was 4.5%.

NOTE 11 - LONG-TERM BORROWINGS

At year end, long-term advances from the FHLB were as follows:

	2016		2015
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Fixed-rate constant payment advances, at rates from .61% to 1.70% at December 31, 2016 and 2015	$7,876	1.57%	$15,054	1.24%
Convertible and putable fixed-rate advance with a rate of 4.45% at December 31, 2016 and 2015	5,000	4.45%	5,000	4.45%
Total advances	$12,876	2.69%	$20,054	2.04%

The Bank has a total of $5 million in putable FHLB fixed-rate advances.  Should the FHLB elect the put, the Bank is required to repay the advance on that date without penalty. The Bank added $8 million in long-term advances as part of the two acquisitions during the year ended December 31, 2015.

Short-term and long-term FHLB advances are secured by a blanket pledge of residential mortgage loans totaling $276.9 million and $237.8 million at year end 2016 and 2015. Based on this collateral, the Bank is eligible to borrow an additional $144.0 million at year end 2016. Each advance is subject to a prepayment penalty if paid prior to its maturity date.

Scheduled payments of long-term FHLB advances are as follows:

Maturing in:
2017	8,158
2018	1,008
2019	931
2020	860
2021	792
Thereafter	1,127
TOTAL	$12,876

The Company added a special purpose entity to hold $2.1 million in Trust Preferred Debenture as part of the Tri-State acquisition. The debt has a floating rate that is determined quarterly based on the three-month LIBOR.  At December 31, 2016, the interest rate was 2.7%. These securities can be redeemed at any quarter-end.  Final maturity of the Trust Preferred Debenture is December 15, 2036. The Company has the $2.2 million note payable recorded in the long-term borrowings section of the Consolidated Balance Sheets.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$2,684	$1,250	$100	$4,836
Unused lines of credit	$72,114	$245,830	$64,338	$204,889

Commitments to make loans are generally made for periods of 30 days or less. There are six fixed rate loan commitments for 2016 that has an interest rate of 4.25% to 5.25% and matures within fifteen years. Variable rate loan commitments have interest rates that at December 31, 2016 ranged from 4.69% to 5.75%.  The fixed rate loan commitments for 2015 have interest rates of 3.89% and mature within fifteen years.  Fixed rate unused lines of credit have interest rates ranging from 0.10% to 18.00% at December 31, 2016 and 0.20% to 21.90% at December 31, 2015.

Standby letters of credit are considered financial guarantees. The standby letters of credit have a contractual value of $4.3 million at December 31, 2016 and $5.6 million at December 31, 2015. The carrying amount of these items on the balance sheet is not material.

Additionally, the Company has committed up to a $5 million subscription in SBIC investment funds.  At December 31, 2016 the Company had invested $3.4 million in these funds.

NOTE 13 - STOCK BASED COMPENSATION

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”).  The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were service time based restricted stock awards granted, under the Plan, totaling 20,747 shares during 2016 and 244,105 shares during 2015.  There were also 82,990 performance based restricted stock awards granted in 2016 and 132,620 performance based restricted stock awards granted in 2015.  The actual number of performance based stock awards issued will depend on certain performance conditions which are mainly average return on equity compared to a group of peer companies over a three year vesting period.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of grant.  Expense recognized for the Plan was $892 thousand for the year ended 2016, $486 thousand for 2015 and $116 thousand for 2014.  As of December 31, 2016, there was $2.6 million of total unrecognized compensation expense related to the non-vested shares granted under the Plan.  The remaining cost is expected to be recognized over the next 2 years.

The following is the activity under the Plan during the years ended December 31, 2016:

	2016
	Maximum Awarded Units	Weighted Average Grant Date Fair Value
Beginning balance	493,279	$7.90
Granted	103,737	8.98
Vested	0	0
Forfeited	(97,626)	7.00
Ending balance	499,390	$8.30

NOTE 14 - REGULATORY MATTERS

Banks and financial holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and will continue through January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes as of December 31, 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer phase in began January 1, 2016 and will increase each year until fully implemented at 2.5% on January 1, 2019.  The capital conservation buffer for 2016 is 0.625%.  Currently Basel III, with the additional capital conservation buffer, requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 5.125%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.625%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.625% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank, Trust and NAI.  The Bank and Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively.  The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years.  During 2017, the Bank could, without prior approval, declare dividends of approximately $1.9 million plus any 2017 net profits retained to the date of the dividend declaration.  In order to practice trust powers, Trust must maintain a minimum capital of $3 million.  The Trust would also be able to, without prior approval, declare dividends of $102 thousand plus any 2017 net profits retained to the date of the dividend declaration.

Actual and required capital amounts and ratios are presented below at year-end:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2016
Common equity tier 1 capital ratio
Consolidated	$180,475	11.69%	$69,474	4.5%	N/A	N/A
Bank	171,064	11.12%	69,244	4.5%	$100,020	6.5%
Total risk based capital ratio
Consolidated	193,487	12.53%	123,509	8.0%	N/A	N/A
Bank	181,916	11.82%	123,101	8.0%	153,877	10.0%
Tier I risk based capital ratio
Consolidated	182,635	11.83%	92,632	6.0%	N/A	N/A
Bank	171,064	11.12%	92,326	6.0%	123,101	8.0%
Tier I leverage ratio
Consolidated	182,635	9.41%	77,596	4.0%	N/A	N/A
Bank	171,064	8.91%	76,792	4.0%	95,990	5.0%

2015
Common equity tier 1 capital ratio
Consolidated	$165,451	11.59%	$64,245	4.5%	N/A	N/A
Bank	$157,396	11.08%	$63,938	4.5%	$92,354	6.5%
Total risk based capital ratio
Consolidated	$176,571	12.37%	$114,214	8.0%	N/A	N/A
Bank	166,374	11.71%	113,667	8.0%	$142,084	10.0%
Tier I risk based capital ratio
Consolidated	167,550	11.74%	85,660	6.0%	N/A	N/A
Bank	157,396	11.08%	85,250	6.0%	113,667	8.0%
Tier I leverage ratio
Consolidated	167,550	9.21%	72,803	4.0%	N/A	N/A
Bank	157,396	8.65%	72,770	4.0%	90,963	5.0%

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan (the “Savings Plan”).  All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Savings Plan.  Under the terms of the Savings Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code.  The Company matches a percentage of the participants’ voluntary contributions up to 6% of gross wages.  In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Savings Plan.  Total expense was $506 thousand, $431 thousand and $336 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

During 2014 the Company adopted a profit sharing plan to provide associates not participating in a current incentive plan a vehicle for sharing in the success of the Company outside of existing wages and non-monetary benefits.  The Board of Directors approved a profit sharing amount equal to 1% of annual compensation for associates in 2016, 2015 and 2014.  The expense was $103 thousand, $82 thousand and $73 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company maintains a deferred compensation plan for certain retirees.  Expense under this plan was $9 thousand for the year ended December 31, 2016 and $10 thousand for the years ended December 31, 2015 and 2014.  The liability under the deferred compensation plan at December 31, 2016 was $141 thousand and $149 thousand at December 31, 2015.

During 2015, the Company established a nonqualified deferred compensation plan for a select group of management or highly compensated eligible individuals.  Under the terms of the plan, eligible individuals may elect to defer receipt of their compensation to a later taxable year.  The Company has recorded both an asset and liability of equal amount that represents the amount of contributions and the payable due to the participants in the plan.  The recorded asset and liability was $345 thousand at December 31, 2016 and $67 thousand at December 31, 2015

As part of the NBOH acquisition the Company has a director retirement and death benefit plan for the benefit of prior members of the Board of Directors of NBOH.  The plan is designed to provide an annual retirement benefit to be paid to each director upon retirement from the Board or attaining age 70.  There are no additional benefits or participants being added to the plan and the liability recorded at December 31, 2016 and 2015 was $1 million and $929 thousand, respectively.  The benefit payment upon satisfying the plan’s requirements is a benefit to the qualifying director until death or a maximum of 15 years.  The expense under this plan was $130 thousand in 2016 and none in 2015.
The Company assumed an employee stock ownership plan (“ESOP”) as part of the Tri-State acquisition that covered substantially all of their employees and officers.  The trustee had discretionary authority to purchase shares of common stock of Tri-State on the open market.  There were no contributions to the plan in 2016 or 2015.  During acquisition the Tri-State shares were converted to the Company’s shares and the trustee held 39,690 shares at December 31, 2016 and 2015.  The termination of this ESOP is still in process as of December 31, 2016.

The Company also has a postretirement health care benefit plan covering individuals retired from the Company that have met certain service and age requirements and certain other active employees that have met similar service requirements.  The Company is in the process of terminating the plan, which is expected to be completed within the next year or two.  A benefit was recognized under this plan for 2016 and 2015 of $184 thousand and $12 thousand, respectively, and an expense of $4 thousand in 2014.  The accrued postretirement benefit liability under this Plan was $70 thousand and $280 thousand at December 31, 2016 and 2015.  Due to the immateriality of the plan, the disclosures required under U.S. generally accepted accounting principles have been omitted.

NOTE 16 - INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2016	2015	2014
Current expense	$8,642	$3,046	$2,369
Deferred expense (benefit)	(1,157)	(547)	263
TOTALS	$7,485	$2,499	$2,632

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

	2016	2015	2014
Statutory tax	$9,815	$3,694	$4,059
Effect of nontaxable interest	(1,684)	(1,403)	(1,179)
Bank owned life insurance, net	(283)	(242)	(159)
Tax credits	(367)	(236)	(149)
Effect of nontaxable insurance premiums	(143)	0	0
Nondeductible acquisition costs	40	401	0
Other	107	285	60
ACTUAL TAX	$7,485	$2,499	$2,632

Deferred tax assets (liabilities) are comprised of the following:

	2016	2015
Deferred tax assets:
Allowance for credit losses	$3,621	$2,968
Net unrealized loss on securities available for sale	1,522	326
Deferred and accrued compensation	1,922	1,562
Deferred loan fees and costs	729	605
Post-retirement benefits	25	172
Nonaccrual loan interest income	306	324
Other-than-temporary impairment	196	196
Restricted stock	509	0
AMT credit carryforward	205	0
Other	106	142
Gross deferred tax assets	$9,141	$6,295

Deferred tax liabilities:
Depreciation and amortization	$(740)	$(649)
Federal Home Loan Bank dividends	(1,093)	(1,093)
Purchase accounting adjustments	(1,559)	(984)
Mortgage servicing rights	(299)	(158)
Prepaid expenses	(271)	(49)
Other	(15)	(11)
Gross deferred tax liabilities	(3,977)	(2,944)
NET DEFERRED TAX ASSET	$5,164	$3,351

No valuation allowance for deferred tax assets was recorded at December 31, 2016 and 2015.

At December 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company has approximately $205 thousand of alternative minimum tax credits that may be carried forward indefinitely.

The Company paid no penalties for the year ended December 31, 2016 or 2015.  There were no amounts accrued for penalties or interest as of December 31, 2016 or 2015.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2013. The tax years 2013—2015 remain open to examination by the U.S. taxing authority.

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the detail of other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014.

	2016
	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the year	$(4,270)	$1,494	$(2,776)
Reclassification adjustment for (gains) losses included in net income (1)	(73)	26	(47)
Net unrealized losses on available-for-sale securities	(4,343)	1,520	(2,823)
Change in funded status of post-retirement health plan	(156)	55	(101)
Net other comprehensive income (loss)	$(4,499)	$1,575	$(2,924)

	2015
	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the year	$(1,403)	$491	$(912)
Reclassification adjustment for (gains) losses included in net income (1)	(94)	33	(61)
Net unrealized gains on available-for-sale securities	(1,497)	524	(973)
Change in funded status of post-retirement health plan	20	(7)	13
Net other comprehensive income (loss)	$(1,477)	$517	$(960)

	2014
	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the year	$10,486	$(3,670)	$6,816
Reclassification adjustment for (gains) losses included in net income (1)	(457)	160	(297)
Net unrealized losses on available-for-sale securities	10,029	(3,510)	6,519
Change in funded status of post-retirement health plan	60	(21)	39
Net other comprehensive income	$10,089	$(3,531)	$6,558

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

NOTE 18 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2016 were as follows:

Beginning balance	$429
New loans	688
Effect of changes in composition of related parties	0
Repayments	(21)
Ending balance	$1,096

Deposits from principal officers, directors, and their affiliates at year-end 2016 and 2015 were $12.0 million and $7.9 million.

NOTE 19 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2016	2015	2014
Basic EPS
Net income	$20,557	$8,055	$8,965
Weighted average shares outstanding	27,180,230	22,678,338	18,674,526
Basic earnings per share	$0.76	$0.36	$0.48
Diluted EPS
Net income	$20,557	$8,055	$8,965
Weighted average shares out-standing for basic earnings per share	27,180,230	22,678,338	18,674,526
Restricted stock awards	29,108	5,232	890
Weighted average shares for diluted earnings per share	27,209,338	22,683,570	18,675,416
Diluted earnings per share	$0.76	$0.36	$0.48

There were no restricted stock awards that were considered anti-dilutive at year end 2016 and 2014.  There were 193,105 award shares of common stock that were not considered in computing diluted earnings per share because they were anti-dilutive at year end 2015.

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

Summary information about these interest-rate swaps as of year ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Notional amounts	$34,360	$30,763	$31,459
Weighted average pay rate on interest-rate swaps	4.34%	4.25%	4.26%
Weighted average receive rate on interest-rate swaps	3.04%	2.70%	2.67%
Weighted average maturity (years)	4.8	4.1	5.9
Fair value of combined interest-rate swaps	$685	$789	$638

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated income statements.  There were no net gains or losses recognized in earnings related to yield maintenance provisions for years ended December 31, 2016, 2015 and 2014.

NOTE 21 – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking, trust and retirement consulting operations.  They are also distinguished by the level of information provided to the chief operating decision makers in the Company, who use such information to review performance of various components of the business, which are then aggregated.  Loans, investments and deposits provide the revenues in the banking operation, trust service fees provide the revenue in trust operations and consulting fees provide the revenues in the retirement consulting operations.  All operations are domestic.

Accounting policies for segments are the same as those described in Note 1.  Segment performance is evaluated using operating income.  Income taxes are calculated on operating income.  Transactions among segments are made at fair value.

Significant segment totals are reconciled to the financial statements as follows:

December 31, 2016	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$4,681	$38,235	$2,884	$(646)	$45,154
Total assets	$10,980	$1,948,800	$3,528	$2,805	$1,966,113

December 31, 2015	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$4,967	$35,412	$3,178	$(646)	$42,911
Total assets	$11,078	$1,854,306	$4,127	$391	$1,869,902

For year ended 2016	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$95	$68,113	$0	$(88)	$68,120
Provision for loan losses	0	3,870	0	0	$3,870
Service fees, security gains and other noninterest income	6,341	15,191	1,990	(278)	$23,244
Noninterest expense	4,818	48,804	1,380	1,319	$56,321
Amortization and depreciation expense	305	2,519	307	0	$3,131
Income before taxes	1,313	28,111	303	(1,685)	28,042
Income tax	462	7,586	107	(670)	$7,485
Net Income	$851	$20,525	$196	$(1,015)	$20,557

For year ended 2015	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$65	$49,705	$0	$(33)	$49,737
Provision for loan losses	0	3,510	0	0	$3,510
Service fees, security gains and other noninterest income	6,239	10,192	2,130	(255)	$18,306
Noninterest expense	4,719	40,753	1,487	4,562	$51,521
Amortization and depreciation expense	339	1,759	360	0	$2,458
Income before taxes	1,246	13,875	283	(4,850)	$10,554
Income tax	425	2,968	97	(991)	$2,499
Net Income	$821	$10,907	$186	$(3,859)	$8,055

For year ended 2014	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$53	$36,297	$0	$(14)	$36,336
Provision for loan losses	0	1,880	0	0	1,880
Service fees, security gains and other noninterest income	6,170	7,577	1,810	(254)	15,303
Noninterest expense	4,528	29,268	2,010	474	36,280
Amortization and depreciation expense	378	1,081	423	0	1,882
Income before taxes	1,317	11,645	(623)	(742)	11,597
Income tax	451	2,645	48	(512)	2,632
Net Income	$866	$9,000	$(671)	$(230)	$8,965

Bank segment includes Insurance and Investment.

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended 2016	March 31	June 30	September 30	December 31
Total interest income	$17,747	$17,950	$18,332	$18,469
Total interest expense	1,000	1,061	1,139	1,178
Net interest income	16,747	16,889	17,193	17,291
Provision for loan losses	780	990	1,110	990
Noninterest income	4,946	5,737	6,485	6,076
Merger related costs	289	224	31	19
Noninterest expense	14,155	14,559	15,194	14,981
Income before income taxes	6,469	6,853	7,343	7,377
Income taxes	1,671	1,833	1,967	2,014
Net income	$4,798	$5,020	$5,376	$5,363

Earnings per share - basic and diluted	$0.18	$0.19	$0.20	$0.20

Quarter Ended 2015	March 31	June 30	September 30	December 31
Total interest income	$9,999	$10,753	$15,594	$17,481
Total interest expense	1,007	1,004	1,056	1,023
Net interest income	8,992	9,749	14,538	16,458
Provision for loan losses	450	850	1,220	990
Noninterest income	4,037	4,409	4,685	5,175
Merger related costs	245	1,912	2,499	1,736
Noninterest expense	9,506	10,175	13,022	14,884
Income before income taxes	2,828	1,221	2,482	4,023
Income taxes	617	409	625	848
Net income	$2,211	$812	$1,857	$3,175

Earnings per share - basic and diluted	$0.12	$0.04	$0.07	$0.12

NOTE 23—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only).  This information should be read in conjunction with the consolidated financial statements and related notes.

December 31,	2016	2015
BALANCE SHEETS
Assets:
Cash	$2,620	$1,357
Investment in subsidiaries
Bank	198,030	184,253
Trust	10,184	10,188
NAI	2,787	3,391
Captive	646	0
Securities available for sale	234	231
Other	1,284	1,319
TOTAL ASSETS	$215,785	$200,739

Liabilities:
Other liabilities	$57	$241
Note payable	350	350
Subordinate debt	2,160	2,099
Other accounts payable	2	2
TOTAL LIABILITIES	2,569	2,692
TOTAL STOCKHOLDERS' EQUITY	213,216	198,047
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215,785	$200,739

STATEMENTS OF INCOME
Years ended December 31,	2016	2015	2014
Income:
Dividends from subsidiaries
Bank	$5,836	$23,744	$4,013
Trust	820	750	2,000
NAI	800	400	0
Interest and dividends on securities	5	2	1
Security gains/(losses)	(19)	0	0
Other income	28	0	764
TOTAL INCOME	7,470	24,896	6,778
Interest on borrowings	(96)	(35)	(15)
Other expenses	(1,997)	(4,817)	(1,492)
Income before income tax benefit and undistributed subsidiary income	5,377	20,044	5,271
Income tax benefit	670	991	512
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	14,688	(12,837)	4,987
Trust	31	71	(1,134)
NAI	(604)	(214)	(671)
Captive	395	0	0
NET INCOME	$20,557	$8,055	$8,965

STATEMENTS OF CASH FLOWS
Years ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net income	$20,557	$8,055	$8,965
Adjustments to reconcile net income to net cash
from operating activities:
Security (gains)/losses	19	0	0
Dividends in excess of net income (Equity in undistributed net income of subsidiary)	(14,510)	12,980	(3,182)
Other	(368)	(269)	(982)
NET CASH FROM OPERATING ACTIVITIES	5,698	20,766	4,801

Cash flows from investing activities:
Proceeds from maturities of available for sale securities	59	0	0
Net cash paid in business combinations	0	(18,077)	0
NET CASH FROM INVESTING ACTIVITIES	59	(18,077)	0

Cash flows from financing activities:
Proceeds from reissuance of treasury shares	0	0	32
Repurchase of common shares	(168)	(213)	(2,882)
Cash dividends paid	(4,326)	(2,683)	(2,236)
NET CASH FROM FINANCING ACTIVITIES	(4,494)	(2,896)	(5,086)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,263	(207)	(285)

Beginning cash and cash equivalents	1,357	1,564	1,849
Ending cash and cash equivalents	$2,620	$1,357	$1,564

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2016, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP.  As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2016 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

Crowe Horwath LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2016.  The audit report by Crowe Horwath is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 20, 2017 (the “2017 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2017 Annual Meeting to be filed with the Commission (“2017 Proxy Statement”).

Executive Officers of the Registrant

The names, ages and positions of Farmers’ executive officers as of March 6, 2017:

Name	Age	Title
Carl D. Culp	53	Senior Executive Vice President, Secretary and Treasurer of Farmers and Senior Executive Vice-President and Chief Financial Officer of Farmers Bank
Joseph Gerzina	61	Senior Vice President, Chief Lending Officer and Regional President of Farmers Bank
Mark L. Graham	62	Executive Vice President and Chief Credit Officer of Farmers Bank
Kevin J. Helmick	45	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	47	Senior Vice President and Chief Information Officer of Farmers Bank
Mark A. Nicastro	46	Senior Vice President and Director of Human Resources of Farmers Bank
Joseph W. Sabat	56	Vice President and Controller of Farmers Bank
Timothy Shaffer	55	Senior Vice President and Regional President of Farmers Bank
Amber Wallace Soukenik	51	Executive Vice President and Chief Retail/Marketing Officer of Farmers Bank
James VanSickle	46	Senior Vice President and Chief Risk Officer of Farmers Bank
Mark R. Witmer	52	Senior Executive Vice President, Chief Banking Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Culp has served as Senior Executive Vice President and Treasurer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank since March 1996.  Prior to that time, Mr. Culp was Controller of Farmers and Farmers Bank from November 1995.  Mr. Culp has 31 years of experience in finance and accounting in the banking industry, and is a certified public accountant.

Mr. Gerzina currently serves as Regional President and Chief Lending Officer, and brings 34 years of experience in commercial and private banking.  Prior to joining Farmers Bank, Mr. Gerzina was a Managing Partner at Weather Vane Capital, and previously held the role of Senior Vice President and Regional Commercial Manager (2002-2009) with Huntington National Bank.  He was appointed as an executive officer of Farmers in 2012.

Mr. Graham has over 39 years of experience with Farmers Bank.  During his tenure, Mr. Graham has held a variety of positions in Farmers Bank’s commercial loan department.  Mr. Graham has served as Executive Vice President and Chief Credit Officer of Farmers Bank since January 2012; for the four years prior to that appointment, Mr. Graham served as Senior Vice President and Senior Lending Officer of Farmers Bank.

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013.  Prior to becoming President, Mr. Helmick was Secretary of Farmers and Executive Vice President – Wealth Management and Retail Services of Farmers Bank since January 2012.  Mr. Helmick has been with the Company for 22 years and has a retail and investment background, including an MBA and CFP designation.  From

1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Investments.  In 2008 Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of Investments, the retail investment area of Farmers Bank, Insurance, and all branch sales and operational functions.

Mr. Jackson is the Senior Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009.  Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993.  He has over 24 years of experience in the IT field.  Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Senior Vice President and Director of Human Resources of Farmers Bank, a position he has held since joining Farmers in July 2009.  Prior to that appointment, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007.  Mr. Nicastro has an MBA, and has more than 19 years of experience in Human Resource Management from both large multi-national banks and regional community banks.  He was appointed as an executive officer in 2012.

Mr. Sabat has served as Vice President and Controller of Farmers Bank since April 2006.  Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm.  Mr. Sabat has 21 years of experience in the accounting, finance and auditing fields.  He is a certified public accountant and was appointed as an executive officer in 2012.

Mr. Shaffer serves as Regional President and has held that title since July of 2015.  Previously, Mr. Shaffer served as the Director of Commercial Banking & Private Client Services.  In October of 2011, Mr. Shaffer joined Farmers Bank as the Commercial Lending Manager, overseeing commercial lending, small business lending and treasury management.  Mr. Shaffer has over 27 years of Banking and Lending experience in the Mahoning Valley market.  Mr. Shaffer was appointed as an executive officer in 2014.

Ms. Wallace Soukenik has served as Executive Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013.  In August 2008 Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing.  She has 27 years of experience in the marketing field.  Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital, where she managed a $14 million endowment, a $1.5 million marketing budget and all physician contracts.  She was appointed as an executive officer in 2012.

Mr. VanSickle is a Senior Vice President and Chief Risk Officer of Farmers National Bank.  Mr. VanSickle joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015.  Prior to the merger, Mr. VanSickle served as the Chief Financial Officer of First National Bank of Orrville and brings more than 21 years of experience as a financial executive.

Mr. Witmer is the Senior Executive Vice President and Chief Banking Officer of Farmers National Bank.  Mr. Witmer joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015.  Prior to the merger, Mr. Witmer served as the Chief Executive Officer of First National Bank of Orrville.  Mr. Witmer has more than 25 years of leadership, community banking and lending experience.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in 2017 Proxy Statement.  These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2016 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2017 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2017 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Equity Compensation Plan Information” in the 2017 Proxy Statement of the Company.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2017 Proxy Statement of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2017 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2017 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2017 Proxy Statement.

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

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	March 7, 2017
Kevin J. Helmick	(Principal Executive Officer)
/s/ Carl D. Culp	Senior Executive Vice President, Secretary and Treasurer	March 7, 2017
Carl D. Culp	(Principal Financial Officer)
/s/ Joseph W. Sabat*	Controller	March 7, 2017
Joseph W. Sabat	(Principal Accounting Officer)
/s/ Gregory C. Bestic*	Director	March 7, 2017
Gregory C. Bestic
/s/ Anne Frederick Crawford*	Director	March 7, 2017
Anne Frederick Crawford
/s/ Lance J. Ciroli*	Chairman of the Board	March 7, 2017
Lance J. Ciroli
/s/ Ralph D. Macali*	Director	March 7, 2017
Ralph D. Macali
/s/ Terry A. Moore*	Director	March 7, 2017
Terry A. Moore
/s/ David Z. Paull*	Director	March 7, 2017
David Z. Paull
/s/ Earl R. Scott*	Director	March 7, 2017
Earl R. Scott
/s/ James R. Smail*	Director	March 7, 2017
James R. Smail
/s/ Gregg Strollo*	Director	March 7, 2017
Gregg Strollo
/s/ Howard J. Wenger*	Director	March 7, 2017
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

By
/s/ Kevin J. Helmick
Kevin J. Helmick
President, Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Carl D. Culp
Carl D. Culp
Senior Executive Vice President, Secretary and Treasurer
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

10.2*	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 24, 2011).
10.3*	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).
10.4*	Farmers National Banc Corp. Nonqualified Deferred Compensation Plan (as amended and restated effective January 1, 2016) (filed herewith)
10.5*

 Farmers National Banc Corp. Form of Cash Long-Term Incentive Award Agreement under Long-Term Incentive Plan (incorporated by reference from Exhibit 10.9 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 10, 2016).

10.6*

Farmers National Banc Corp. Form of Equity Long-Term Incentive Award Agreement under 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.10 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 10, 2016).

10.7*

Farmers National Banc Corp. Form of Notice of Grant and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

10.8*	Farmers National Banc Corp. 2016 Form of Notice of Grant and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (filed herewith).
10.9*	Farmers National Banc Corp. 2016 Form of Cash Long-Term Incentive Award Agreement under Long-Term Incentive Plan (filed herewith).
10.10*	Farmers National Banc Corp. 2016 Form of Service-Based Long-Term Equity Incentive Award Agreement under 2012 Equity Incentive Plan (filed herewith).
10.11*	Farmers National Banc Corp. 2016 Form of Performance-Based Long-Term Equity Incentive Award Agreement under 2012 Equity Incentive Plan (filed herewith).
10.12*	Nonemployee Director Compensation (filed herewith).
10.13*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).
10.14*	Farmers National Banc Corp. Executive Separation Policy (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

Exhibit Number	Description
10.15*	Change in Control Agreement with Kevin J. Helmick (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).
10.16*	Form of Change in Control Agreements for Executive Officers (incorporated by reference from Exhibit 10.3 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).
21	Subsidiaries of Farmers (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney of Directors and Executive Officers (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

*	Constitutes a management contract or compensatory plan or arrangement.

Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Carl D. Culp, Senior Executive Vice President and Treasurer, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.