Form 10-Q
period 2017-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2017-05-09
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, No Par Value	27,066,592 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$19,577	$19,678
Federal funds sold and other	41,674	22,100
TOTAL CASH AND CASH EQUIVALENTS	61,251	41,778
Securities available for sale	377,072	369,995
Loans held for sale	1,098	355
Loans	1,461,461	1,427,635
Less allowance for loan losses	11,319	10,852
NET LOANS	1,450,142	1,416,783
Premises and equipment, net	23,212	23,225
Goodwill	37,164	37,164
Other intangibles	7,625	7,990
Bank owned life insurance	30,249	30,048
Other assets	38,674	38,775
TOTAL ASSETS	$2,026,487	$1,966,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$374,399	$366,870
Interest-bearing	1,165,821	1,157,886
TOTAL DEPOSITS	1,540,220	1,524,756
Short-term borrowings	235,228	198,460
Long-term borrowings	9,841	15,036
Other liabilities	23,136	14,645
TOTAL LIABILITIES	1,808,425	1,752,897
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 27,713,811 in 2017 and 2016	178,365	178,317
Retained earnings	46,973	42,547
Accumulated other comprehensive loss	(2,557)	(2,791)
Treasury stock, at cost; 647,219 shares in 2017 and 666,147 in 2016	(4,719)	(4,857)
TOTAL STOCKHOLDERS' EQUITY	218,062	213,216
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,026,487	$1,966,113

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended
(Unaudited)	March 31, 2017	March 31, 2016
INTEREST AND DIVIDEND INCOME
Loans, including fees	$16,483	$15,270
Taxable securities	1,118	1,437
Tax exempt securities	1,071	889
Dividends	115	113
Federal funds sold and other interest income	63	38
TOTAL INTEREST AND DIVIDEND INCOME	18,850	17,747
INTEREST EXPENSE
Deposits	914	707
Short-term borrowings	327	175
Long-term borrowings	78	118
TOTAL INTEREST EXPENSE	1,319	1,000
NET INTEREST INCOME	17,531	16,747
Provision for loan losses	1,050	780
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,481	15,967
NONINTEREST INCOME
Service charges on deposit accounts	951	935
Bank owned life insurance income	201	212
Trust fees	1,678	1,496
Insurance agency commissions	674	139
Security gains	13	0
Retirement plan consulting fees	513	489
Investment commissions	222	236
Net gains on sale of loans	607	402
Debit card and EFT fees	653	626
Other operating income	375	411
TOTAL NONINTEREST INCOME	5,887	4,946
NONINTEREST EXPENSES
Salaries and employee benefits	8,287	7,554
Occupancy and equipment	1,587	1,664
State and local taxes	417	393
Professional fees	747	529
Merger related costs	62	289
Advertising	244	345
FDIC insurance	235	283
Intangible amortization	365	337
Core processing charges	655	638
Telephone and data	241	216
Other operating expenses	1,773	2,196
TOTAL NONINTEREST EXPENSES	14,613	14,444
INCOME BEFORE INCOME TAXES	7,755	6,469
INCOME TAXES	1,972	1,671
NET INCOME	$5,783	$4,798
EARNINGS PER SHARE - basic and diluted	$0.21	$0.18

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	March 31, 2017	March 31, 2016
NET INCOME	$5,783	$4,798
Other comprehensive income:
Net unrealized holding gains on available for sale securities	375	3,357
Reclassification adjustment for (gains) realized in income	(13)	0
Net unrealized holding gains	362	3,357
Income tax effect	(128)	(1,175)
Other comprehensive income, net of tax	234	2,182
TOTAL COMPREHENSIVE INCOME	$6,017	$6,980

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(In Thousands of Dollars)
(Unaudited)	For the Three Months Ended March 31, 2017
COMMON STOCK
Beginning balance	$178,317
Issued 18,928 shares under the Long Term Incentive Plan	(133)
Stock compensation expense for 480,462 unvested shares	181
Ending balance	178,365

RETAINED EARNINGS
Beginning balance	42,547
Net income	5,783
Decrease as a result of shares issued under the Long Term Incentive Plan	(5)
Dividends declared at $.05 per share	(1,352)
Ending balance	46,973

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	(2,791)
Other comprehensive income	234
Ending balance	(2,557)

TREASURY STOCK, AT COST
Beginning balance	(4,857)
Shares issued under the Long Term Incentive Plan	138
Ending balance	(4,719)
TOTAL STOCKHOLDERS' EQUITY	$218,062

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Three Months Ended
(Unaudited)	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,783	$4,798
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,050	780
Depreciation and amortization	879	904
Net amortization of securities	511	530
Security gains	(13)	0
Stock compensation expense	181	201
Loss on sale of other real estate owned	33	200
Loss on fixed asset disposal	6	0
Earnings on bank owned life insurance	(201)	(212)
Origination of loans held for sale	(15,256)	(12,885)
Proceeds from loans held for sale	15,120	14,568
Net gains on sale of loans	(607)	(402)
Net change in other assets and liabilities	(1,285)	(5,983)
NET CASH FROM OPERATING ACTIVITIES	6,201	2,499
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	14,301	12,013
Proceeds from sales of securities available for sale	43,263	10
Purchases of securities available for sale	(54,891)	(1,977)
Purchase of restricted stock	(391)	0
Loan originations and payments, net	(34,409)	(19,192)
Proceeds from sale of other real estate owned	131	375
Additions to premises and equipment	(405)	(281)
NET CASH FROM INVESTING ACTIVITIES	(32,401)	(9,052)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	15,464	36,835
Net change in short-term borrowings	36,768	(50,215)
Repayment of long-term borrowings	(5,207)	(216)
Cash dividends paid	(1,352)	(1,078)
Repurchase of common shares	0	(168)
NET CASH FROM FINANCING ACTIVITIES	45,673	(14,842)
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,473	(21,395)
Beginning cash and cash equivalents	41,778	56,014
Ending cash and cash equivalents	$61,251	$34,619
Supplemental cash flow information:
Interest paid	$1,319	$974
Income taxes paid	$0	$1,000
Supplemental noncash disclosures:
Transfer of loans to other real estate	$0	$188
Security purchases not settled	$9,886	$0
Issuance of stock awards	$132	$0

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”).  The Bank acquired Bowers Insurance Agency, Inc. (“Bowers”) and consolidated the activity of the Bowers with Farmers National Insurance (“Insurance”) during 2016.  The Company acquired First National Bank of Orrville (“First National Bank”) a subsidiary of National Bancshares Corporation (“NBOH”) and 1st National Community Bank (“FNCB”), a subsidiary of Tri-State 1st Banc, Inc. (“Tri-State”) during 2015 and consolidated all activity of both acquisitions within the Bank.  Farmers National Captive, Inc. (“Captive”) was formed during the third quarter of 2016 and is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its subsidiaries.  The Captive pools resources with thirteen other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not currently available or economically feasible in today’s insurance market place.  The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Insurance and Farmers of Canfield Investment Co. (“Investments”).  The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), retirement consulting services through National Associates, Inc. (“NAI”) and insurance services through the Bank’s subsidiary, Insurance.  The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust, NAI and Captive. All significant intercompany balances and transactions have been eliminated in the consolidation.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year. Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

New Accounting Standards:

During April of 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  Under current U.S. GAAP, a premium is typically amortized to the maturity date when a callable debt security is purchased at a premium, even if the holder is certain the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings.  The new standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument.  The standard takes effect for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  The Company amortizes the premium to the expected call date currently and does not expect the adoption of this ASU to have an impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have an impact on the Company's Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company has begun to accumulate historical credit information and created a task force in preparation for the adoption of ASU 2016-13, but management has not determined the full impact the new standard will have on the Consolidated Financial Statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the ASU 2016-09 on January 1, 2017 which had no material impact on the Consolidated Financial Statements and disclosures.

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases.  The main objective of ASU 2016-02 is to provide users with useful, transparent, and complete information about leasing transactions.  ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements.  ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company expects the adoption of this ASU could require capitalization of certain leases in the amount of $2.6 million on the balance sheet as an asset and a related liability of equal amount with no income statement affect.  Therefore the Company does not expect the adoption of this ASU to have a material impact to its Consolidated Financial Statements.

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

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606).  The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016.  Management anticipates the impact of the adoption of this guidance on the Company’s consolidated financial statements to be limited.  There will be no impact to core revenue which is mainly interest income less interest expense.  Management is still assessing the impact from other non-interest income sources, specifically, deposit fees, trust income and retirement consulting income.

Business Combinations:

On March 13, 2017, the Company announced the agreement and plan of merger with Monitor Bancorp, Inc. (“Monitor”), the holding company for Monitor Bank.  Pursuant to the agreement, the actual consideration to be paid will be calculated based on Monitor’s consolidated tangible book value per share as of March 31, 2017, plus the after-tax proceeds of the anticipated sale of Monitor’s interest in the Monitor Wealth Group (in aggregate, “March 31 TBV”).  Each shareholder of Monitor will be entitled to elect to receive consideration in cash or in Farmers’ common shares, subject to an overall limitation of 85% of the shares being exchanged for Farmers’ shares and 15% for cash.  Based on a current estimate of March 31 TBV, the transaction would be valued at approximately $7.8 million with $1.4 million of goodwill recorded.  The merger is expected to qualify as a tax-free reorganization for those shareholders electing to receive Farmers’ shares.  The transaction is subject to receipt of Monitor shareholder approval and customary regulatory approvals.  The Company expects the transaction to close late in the second quarter or early in the third quarter of 2017.

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

The following table presents pro forma information as if the above acquisition that occurred during June 2016 actually took place at the beginning of 2016.  The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed date.

For Three Months Ended March 31,
(In thousands of dollars except per share results)	2016
Net interest income	$16,747
Net income	$4,810
Basic and diluted earnings per share	$0.18

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2017
U.S. Treasury and U.S. government sponsored entities	$5,467	$4	$(49)	$5,422
State and political subdivisions	166,479	1,108	(2,562)	165,025
Corporate bonds	1,042	5	(6)	1,041
Mortgage-backed securities - residential	170,675	567	(2,064)	169,178
Collateralized mortgage obligations - residential	20,504	2	(695)	19,811
Small Business Administration	16,720	0	(479)	16,241
Equity securities	171	184	(1)	354
Totals	$381,058	$1,870	$(5,856)	$377,072

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2016
U.S. Treasury and U.S. government sponsored entities	$5,970	$5	$(54)	$5,921
State and political subdivisions	157,014	1,049	(2,760)	155,303
Corporate bonds	1,343	4	(8)	1,339
Mortgage-backed securities - residential	171,215	1,019	(2,552)	169,682
Collateralized mortgage obligations - residential	21,397	1	(705)	20,693
Small Business Administration	17,236	0	(530)	16,706
Equity securities	168	185	(2)	351
Totals	$374,343	$2,263	$(6,611)	$369,995

Proceeds from the sale of portfolio securities were $43.3 million during the three month period ended March 31, 2017.  Gross gains of $562 thousand and gross losses of $549 thousand were realized on these sales during the three month period ended March 31, 2017.  Proceeds from the sale of portfolio securities were $10 thousand during the three month period ended March 31, 2016.  Gross gains were $1 thousand and gross losses of $1 thousand during the same three month period ended March 31, 2016.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2017
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$11,743	$11,754
One to five years	52,051	52,432
Five to ten years	88,905	87,286
Beyond ten years	20,289	20,016
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	207,899	205,230
Total	$380,887	$376,718

The following table summarizes the investment securities with unrealized losses at March 31, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position.  Unrealized losses for U.S. Treasury and U.S. government sponsored entities for more than twelve months, rounded to less than $1 thousand in 2017.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2017
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$4,719	$(49)	$0	$0	$4,719	$(49)
State and political subdivisions	68,787	(2,549)	286	(13)	69,073	(2,562)
Corporate bonds	486	(6)	0	0	486	(6)
Mortgage-backed securities - residential	80,341	(1,902)	8,841	(162)	89,182	(2,064)
Collateralized mortgage obligations - residential	7,568	(118)	10,573	(577)	18,141	(695)
Small Business Administration	8,420	(192)	7,778	(287)	16,198	(479)
Equity securities	33	(1)	0	0	33	(1)
Total	$170,354	$(4,817)	$27,478	$(1,039)	$197,832	$(5,856)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2016
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$4,015	$(54)	$502	$0	$4,517	$(54)
State and political subdivisions	92,560	(2,745)	286	(15)	92,846	(2,760)
Corporate bonds	786	(8)	0	0	786	(8)
Mortgage-backed securities - residential	98,348	(1,823)	29,743	(729)	128,091	(2,552)
Collateralized mortgage obligations - residential	7,956	(108)	10,972	(597)	18,928	(705)
Small Business Administration	8,770	(205)	7,890	(325)	16,660	(530)
Equity securities	44	(2)	0	0	44	(2)
Total	$212,479	$(4,945)	$49,393	$(1,666)	$261,872	$(6,611)

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

As of March 31, 2017, the Company’s security portfolio consisted of 511 securities, 178 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

Management does not believe any unrealized losses on Small Business Administration securities represent an OTTI.  The securities are issued and backed by the full faith and credit of the U.S. government and the Company does not have the intent and does not anticipate that it will be required to sell these securities before their anticipated recovery.  The fair value of these securities is expected to recover as they approach their maturity.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2017	December 31, 2016
Originated loans:
Commercial real estate
Owner occupied	$116,108	$109,750
Non-owner occupied	165,916	165,861
Farmland	41,157	34,155
Other	77,456	70,823
Commercial
Commercial and industrial	178,194	171,145
Agricultural	26,564	24,598
Residential real estate
1-4 family residential	237,841	224,222
Home equity lines of credit	62,593	59,642
Consumer
Indirect	161,596	156,633
Direct	27,835	26,663
Other	7,517	7,611
Total originated loans	$1,102,777	$1,051,103
Acquired loans:
Commercial real estate
Owner occupied	$59,376	$60,928
Non-owner occupied	23,931	24,949
Farmland	51,315	54,204
Other	14,130	14,665
Commercial
Commercial and industrial	30,719	33,626
Agricultural	14,832	16,024
Residential real estate
1-4 family residential	107,502	112,015
Home equity lines of credit	33,657	34,795
Consumer
Direct	19,543	21,681
Other	157	247
Total acquired loans	$355,162	$373,134
Net Deferred loan costs	3,522	3,398
Allowance for loan losses	(11,319)	(10,852)
Net loans	$1,450,142	$1,416,783

Purchased credit impaired loans

As part of the NBOH acquisition the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	March 31, 2017	December 31, 2016
Commercial real estate
Owner occupied	$662	$689
Non-owner occupied	410	436
Commercial
Commercial and industrial	1,171	1,213
Total outstanding balance	$2,243	$2,338
Carrying amount, net of allowance of $0 in 2017 and 2016	$1,790	$1,864

Accretable yield, or income expected to be collected, is shown in the table below:

(In Thousands of Dollars)	Three Months Ended March 31, 2017
Beginning balance	$247
New loans purchased	0
Accretion of income	(19)
Ending balance	$228

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three months ended March 31, 2017.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852
Provision for loan losses	77	17	109	576	271	1,050
Loans charged off	(140)	(102)	(6)	(695)	0	(943)
Recoveries	124	57	13	166	0	360
Total ending allowance balance	$3,638	$1,846	$2,321	$2,813	$701	$11,319

Three Months Ended March 31, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978
Provision for loan losses	43	64	75	446	152	780
Loans charged off	0	0	(34)	(544)	0	(578)
Recoveries	11	15	28	156	0	210
Total ending allowance balance	$3,181	$1,452	$1,914	$2,218	$625	$9,390

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of March 31, 2017 and December 31, 2016. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

March 31, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35	$4	$56	$0	$0	$95
Collectively evaluated for impairment	3,603	1,842	2,259	2,813	701	11,218
Acquired loans	0	0	6	0	0	6
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$3,638	$1,846	$2,321	$2,813	$701	$11,319

Loans:
Loans individually evaluated for impairment	$2,306	$336	$3,601	$52	$0	$6,295
Loans collectively evaluated for impairment	397,475	204,206	296,612	202,328	0	1,100,621
Acquired loans	147,563	44,608	140,883	19,701	0	352,755
Acquired with deteriorated credit quality	928	862	0	0	0	1,790
Total ending loans balance	$548,272	$250,012	$441,096	$222,081	$0	$1,461,461

December 31, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$44	$4	$48	$0	$0	$96
Collectively evaluated for impairment	3,491	1,763	2,153	2,766	430	10,603
Acquired loans	42	107	4	0	0	153
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852

Loans:
Loans individually evaluated for impairment	$3,457	$477	$3,308	$96	$0	$7,338
Loans collectively evaluated for impairment	376,632	195,146	280,215	196,081	0	1,048,074
Acquired loans	153,228	48,536	146,672	21,923	0	370,359
Acquired with deteriorated credit quality	968	896	0	0	0	1,864
Total ending loans balance	$534,285	$245,055	$430,195	$218,100	$0	$1,427,635

The following tables present information related to impaired loans by class of loans as of March 31, 2017 and December 31, 2016:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2017
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,443	$926	$0
Non-owner occupied	18	18	0
Farmland	94	93	0
Commercial
Commercial and industrial	204	183	0
Agricultural	126	80	0
Residential real estate
1-4 family residential	2,649	2,401	0
Home equity lines of credit	345	326	0
Consumer	127	52	0
Subtotal	5,006	4,079	0

With an allowance recorded:
Commercial real estate
Owner occupied	167	167	9
Non-owner occupied	1,102	1,102	26
Farmland	0	0	0
Commercial
Commercial and industrial	73	73	4
Agricultural	0	0	0
Residential real estate
1-4 family residential	813	791	61
Home equity lines of credit	83	83	1
Subtotal	2,238	2,216	101
Total	$7,244	$6,295	$101

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2016
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,974	$1,456	$0
Non-owner occupied	332	331	0
Commercial
Commercial and industrial	205	184	0
Residential real estate
1-4 family residential	2,650	2,403	0
Home equity lines of credit	195	179	0
Consumer	205	96	0
Subtotal	5,561	4,649	0

With an allowance recorded:
Commercial real estate
Owner occupied	173	173	14
Non-owner occupied	1,118	1,118	30
Farmland	380	379	42
Commercial
Commercial and industrial	75	75	4
Agricultural	219	218	107
Residential real estate
1-4 family residential	661	642	51
Home equity lines of credit	84	84	1
Subtotal	2,710	2,689	249
Total	$8,271	$7,338	$249

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three month periods ended March 31, 2017 and 2016:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended March 31,		For Three Months Ended March 31,
(In Thousands of Dollars)	2017	2016	2017	2016
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,051	$2,307	$2	$10
Non-owner occupied	226	336	0	4
Commercial
Commercial and industrial	210	614	1	5
Residential real estate
1-4 family residential	2,380	2,292	37	38
Home equity lines of credit	227	240	4	3
Consumer	74	116	3	3
Subtotal	4,168	5,905	47	63

With an allowance recorded:
Commercial real estate
Owner occupied	422	1,589	2	9
Non-owner occupied	1,107	1,469	14	19
Commercial
Commercial and industrial	273	80	1	1
Residential real estate
1-4 family residential	773	749	8	9
Home equity lines of credit	82	86	1	1
Consumer	1	0	0	0
Subtotal	2,658	3,973	26	39
Total	$6,826	$9,878	$73	$102

Cash basis interest recognized during the three month periods ended March 31, 2017 and 2016 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$806	$0	$958	$0
Non-owner occupied	17	0	343	0
Farmland	55	0	58	0
Commercial
Commercial and industrial	309	40	400	0
Agricultural	3	0	12	0
Residential real estate
1-4 family residential	1,857	467	1,929	295
Home equity lines of credit	196	85	202	118
Consumer
Indirect	368	262	298	438
Direct	7	0	9	65
Other	0	18	0	16
Total originated loans	$3,618	$872	$4,209	$932
Acquired loans:
Commercial real estate
Owner occupied	$59	$0	$85	$0
Other	8	0	24	0
Farmland	93	0	380	0
Commercial
Commercial and industrial	894	0	961	0
Agricultural	98	0	236	0
Residential real estate
1-4 family residential	370	156	386	545
Home equity lines of credit	124	86	119	109
Consumer
Direct	94	81	89	95
Total acquired loans	$1,740	$323	$2,280	$749
Total loans	$5,358	$1,195	$6,489	$1,681

The following tables present the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2017
Originated loans:
Commercial real estate
Owner occupied	$176	$0	$806	$982	$114,795	$115,777
Non-owner occupied	0	0	17	17	165,456	165,473
Farmland	0	0	55	55	41,057	41,112
Other	0	0	0	0	77,156	77,156
Commercial
Commercial and industrial	0	143	349	492	177,325	177,817
Agricultural	38	0	3	41	26,603	26,644
Residential real estate
1-4 family residential	2,066	556	2,324	4,946	232,357	237,303
Home equity lines of credit	63	84	281	428	62,203	62,631
Consumer
Indirect	1,850	359	630	2,839	163,990	166,829
Direct	554	119	7	680	27,356	28,036
Other	29	10	18	57	7,460	7,517
Total originated loans:	$4,776	$1,271	$4,490	$10,537	$1,095,758	$1,106,295
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$59	$59	$59,317	$59,376
Non-owner occupied	65	200	0	265	23,666	23,931
Farmland	0	0	93	93	51,222	51,315
Other	0	0	8	8	14,124	14,132
Commercial
Commercial and industrial	65	0	894	959	29,760	30,719
Agricultural	195	0	98	293	14,539	14,832
Residential real estate
1-4 family residential	664	299	526	1,489	106,015	107,504
Home equity lines of credit	126	113	210	449	33,209	33,658
Consumer
Direct	426	58	175	659	18,884	19,543
Other	0	0	0	0	156	156
Total acquired loans	$1,541	$670	$2,063	$4,274	$350,892	$355,166
Total loans	$6,317	$1,941	$6,553	$14,811	$1,446,650	$1,461,461

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2016
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$958	$958	$108,475	$109,433
Non-owner occupied	0	0	343	343	165,105	165,448
Farmland	0	0	58	58	34,057	34,115
Other	0	0	0	0	70,542	70,542
Commercial
Commercial and industrial	90	0	400	490	170,242	170,732
Agricultural	0	29	12	41	24,632	24,673
Residential real estate
1-4 family residential	3,368	356	2,224	5,948	217,752	223,700
Home equity lines of credit	77	37	320	434	59,248	59,682
Consumer
Indirect	2,844	696	736	4,276	157,437	161,713
Direct	744	213	74	1,031	25,815	26,846
Other	92	28	16	136	7,476	7,612
Total originated loans	$7,215	$1,359	$5,141	$13,715	$1,040,781	$1,054,496
Acquired loans:
Commercial real estate
Owner occupied	$8	$205	$85	$298	$60,630	$60,928
Non-owner occupied	134	0	0	134	24,815	24,949
Farmland	83	0	380	463	53,741	54,204
Other	0	0	24	24	14,642	14,666
Commercial
Commercial and industrial	278	0	961	1,239	32,387	33,626
Agricultural	21	0	236	257	15,767	16,024
Residential real estate
1-4 family residential	1,556	504	931	2,991	109,027	112,018
Home equity lines of credit	152	9	228	389	34,406	34,795
Consumer
Direct	938	184	184	1,306	20,376	21,682
Other	100	0	0	100	147	247
Total acquired loans	$3,270	$902	$3,029	$7,201	$365,938	$373,139
Total loans	$10,485	$2,261	$8,170	$20,916	$1,406,719	$1,427,635

Troubled Debt Restructurings:

Total troubled debt restructurings were $6.2 million and $7.0 million at March 31, 2017 and December 31, 2016, respectively.  The Company has allocated $101 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both March 31, 2017 and December 31, 2016.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at March 31, 2017 and at December 31, 2016.

During the three month period ended March 31, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a legal concession.  During the quarter ended March 31, 2017, the terms of such loans included a reduction of the stated interest rate of the loan by 1.89% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 6 to 132 months.  During the quarter ended March 31, 2016, the terms of such loans included a reduction of the stated interest rate of the loan by 1.24% and an extension of the maturity date by 120 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month periods ended March 31, 2017 and 2016:

		Pre-Modification	Post-Modification
Three Months Ended March 31, 2017	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	6	$284	$287
Home equity lines of credit	5	94	94
Indirect	4	16	16
Total originated loans	15	$394	$397
Acquired loans:
Residential real estate
Home equity lines of credit	1	57	57
Total acquired loans	1	$57	$57
Total loans	16	$451	$454

		Pre-Modification	Post-Modification
Three Months Ended March 31, 2016	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	3	$47	$48
Indirect	8	77	77
Consumer	0	0	0
Total originated loans	11	$124	$125
Acquired loans:
Consumer	1	33	33
Total acquired loans	1	$33	$33
Total loans	12	$157	$158

There were $13 thousand  in charge offs and a $13 thousand increase to the provision for loan losses during the three month period ended March 31, 2017, as a result of troubled debt restructurings.  There were $11 thousand in charge offs and a $11 thousand increase to the provision during the three month period ended March 31, 2016, as a result of troubled debt restructurings.

There were no loans for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month period ended March 31, 2017.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There was one residential real estate loan and one home equity line of credit modified as a troubled debt restructuring for which there was a payment default within the first twelve months following the modification during the three month period ended March 31, 2016.  These loans were past due at March 31, 2016.  There was no provision recorded as a result of the default during 2016.

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

As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
March 31, 2017
Originated loans:
Commercial real estate
Owner occupied	$113,362	$481	$1,934	$115,777
Non-owner occupied	164,806	508	159	165,473
Farmland	41,009	47	56	41,112
Other	76,529	363	264	77,156
Commercial
Commercial and industrial	174,556	2,332	929	177,817
Agricultural	26,348	252	44	26,644
Total originated loans	$596,610	$3,983	$3,386	$603,979
Acquired loans:
Commercial real estate
Owner occupied	$57,248	$493	$1,635	$59,376
Non-owner occupied	22,397	1,163	371	23,931
Farmland	50,451	0	864	51,315
Other	12,972	1,036	124	14,132
Commercial
Commercial and industrial	27,606	290	2,823	30,719
Agricultural	13,820	722	290	14,832
Total acquired loans	$184,494	$3,704	$6,107	$194,305
Total loans	$781,104	$7,687	$9,493	$798,284

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2016
Originated loans:
Commercial real estate
Owner occupied	$106,448	$490	$2,495	$109,433
Non-owner occupied	162,465	522	2,461	165,448
Farmland	34,057	0	58	34,115
Other	69,947	325	270	70,542
Commercial
Commercial and industrial	167,062	2,720	950	170,732
Agricultural	24,395	253	25	24,673
Total originated loans	$564,374	$4,310	$6,259	$574,943
Acquired loans:
Commercial real estate
Owner occupied	$58,655	$707	$1,566	$60,928
Non-owner occupied	23,577	1,195	177	24,949
Farmland	53,039	0	1,165	54,204
Other	14,060	464	142	14,666
Commercial
Commercial and industrial	30,543	311	2,772	33,626
Agricultural	14,856	685	483	16,024
Total acquired loans	$194,730	$3,362	$6,305	$204,397
Total loans	$759,104	$7,672	$12,564	$779,340

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at March 31, 2017, there were $381 thousand of other real estate owned properties and $813 thousand of properties in foreclosure.  Other real estate owned and foreclosure properties were $357 thousand and $371 thousand at December 31, 2016, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of March 31, 2017 and December 31, 2016.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
March 31, 2017
Originated loans:
Performing	$234,979	$62,350	$166,199	$28,029	$7,499
Nonperforming	2,324	281	630	7	18
Total originated loans	$237,303	$62,631	$166,829	$28,036	$7,517
Acquired loans:
Performing	$106,978	$33,448	$0	$19,368	$156
Nonperforming	526	210	0	175	0
Total acquired loans	107,504	33,658	0	19,543	156
Total loans	$344,807	$96,289	$166,829	$47,579	$7,673

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2016
Originated loans:
Performing	$221,476	$59,362	$160,977	$26,772	$7,596
Nonperforming	2,224	320	736	74	16
Total originated loans	$223,700	$59,682	$161,713	$26,846	$7,612
Acquired loans:
Performing	$111,087	$34,567	$0	$21,498	$247
Nonperforming	931	228	0	184	0
Total acquired loans	112,018	34,795	0	21,682	247
Total loans	$335,718	$94,477	$161,713	$48,528	$7,859

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

Summary information about these interest-rate swaps at periods ended March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
Notional amounts (In thousands)	$32,303	$34,360
Weighted average pay rate on interest-rate swaps	4.36%	4.34%
Weighted average receive rate on interest-rate swaps	3.26%	3.04%
Weighted average maturity (years)	4.6	4.8
Fair value of combined interest-rate swaps (In thousands)	$629	$685

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month period ended March 31, 2017 and 2016 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended March 31,
	2017	2016
Basic EPS
Net income (In thousands)	$5,783	$4,798
Weighted average shares outstanding	27,278,314	27,047,168
Basic earnings per share	$0.21	$0.18

Diluted EPS
Net income (In thousands)	$5,783	$4,798
Weighted average shares outstanding for basic earnings per share	27,278,314	27,047,168
Dilutive effect of restricted stock awards	62,668	10,670
Weighted average shares for diluted earnings per share	27,340,982	27,057,838
Diluted earnings per share	$0.21	$0.18

There were no restricted stock awards that were considered anti-dilutive for the three month periods ended March 31, 2017 and 2016.

Stock Based Compensation:

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “Plan”).  The Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were no additional service time based or performance based shares granted under the Plan during the three month period ended March 31, 2017 as detailed in the table below.  The actual number of performance based stock awards issued will depend on certain performance conditions which are mainly average return on equity compared to a group of peer companies over a three year vesting period.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized for the Plan was $180 thousand and $201 thousand for the three month periods ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, there was $2.2 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over 1.8 years.

The following is the activity under the Plan during the three month period ended March 31, 2017.

	Three Months Ended March 31, 2017
	Maximum Awarded Units	Weighted Average Grant Date Fair Value
Beginning unvested units	499,390	$8.30
Granted	0	0
Vested	(18,928)	7.00
Forfeited	0	0
Ending unvested units	480,462	$8.35

Other Comprehensive Income:

The following table represents the details of other comprehensive income for the three month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$375	$(132)	$243
Reclassification adjustment for (gains) included in net income (1)	(13)	4	(9)
Net unrealized gains on available-for-sale securities	$362	$(128)	$234

	Three Months Ended March 31, 2016
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$3,357	$(1,175)	$2,182
Reclassification adjustment for (gains) losses included in net income (1)	0	0	0
Net unrealized gains on available-for-sale securities	$3,357	$(1,175)	$2,182

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and will continue through January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes as of March 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer phase in began January 1, 2016 and will increase each year until fully implemented at 2.5% on January 1, 2019.  The additional capital conservation buffer is 1.25% for the year of 2017 and was 0.625% during 2016.  Excluding the additional buffer, Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At March 31, 2017 and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at March 31, 2017 and December 31, 2016:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Common equity tier 1 capital ratio
Consolidated	$184,259	11.75%	$70,564	4.5%	N/A	N/A
Bank	174,265	11.13%	70,433	4.5%	$101,736	6.5%
Total risk based capital ratio
Consolidated	197,751	12.61%	125,447	8.0%	N/A	N/A
Bank	185,584	11.86%	125,214	8.0%	156,517	10.0%
Tier I risk based capital ratio
Consolidated	186,432	11.89%	94,085	6.0%	N/A	N/A
Bank	174,265	11.13%	93,910	6.0%	125,214	8.0%
Tier I leverage ratio
Consolidated	186,432	9.47%	78,762	4.0%	N/A	N/A
Bank	174,265	8.91%	78,271	4.0%	97,839	5.0%

December 31, 2016
Common equity tier 1 capital ratio
Consolidated	$180,475	11.69%	$69,474	4.5%	N/A	N/A
Bank	171,064	11.12%	69,244	4.5%	$100,020	6.5%
Total risk based capital ratio
Consolidated	193,487	12.53%	123,509	8.0%	N/A	N/A
Bank	181,916	11.82%	123,101	8.0%	153,877	10.0%
Tier I risk based capital ratio
Consolidated	182,635	11.83%	92,632	6.0%	N/A	N/A
Bank	171,064	11.12%	92,326	6.0%	123,101	8.0%
Tier I leverage ratio
Consolidated	182,635	9.41%	77,596	4.0%	N/A	N/A
Bank	171,064	8.91%	76,792	4.0%	95,990	5.0%

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

Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended March 31, 2017 and for the year ended December 31, 2016, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2017 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$5,422	$0	$5,422	$0
State and political subdivisions	165,025	0	165,025	0
Corporate bonds	1,041	0	1,041	0
Mortgage-backed securities-residential	169,178	0	169,167	11
Collateralized mortgage obligations	19,811	0	19,811	0
Small Business Administration	16,241	0	16,241	0
Equity securities	354	354	0	0
Total investment securities	$377,072	$354	$376,707	$11
Loan yield maintenance provisions	$629	$0	$629	$0
Financial Liabilities
Interest rate swaps	$629	$0	$629	$0

	Fair Value Measurements at December 31, 2016 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$5,921	$0	$5,921	$0
State and political subdivisions	155,303	0	155,303	0
Corporate bonds	1,339	0	1,339	0
Mortgage-backed securities-residential	169,682	0	169,670	12
Collateralized mortgage obligations	20,693	0	20,693	0
Small Business Administration	16,706	0	16,706	0
Equity securities	351	351	0	0
Total investment securities	$369,995	$351	$369,632	$12
Loan yield maintenance provisions	$685	$0	$685	$0
Financial Liabilities
Interest rate swaps	$685	$0	$685	$0

There were no significant transfers between Level 1 and Level 2 during the three month periods ended March 31, 2017 and 2016.  For additional information related to yield maintenance provisions and interest rate swaps see Interest –Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended March 31,
(In Thousands of Dollars)	2017	2016
Beginning Balance	$12	$15
Total unrealized gains or losses:
Included in other comprehensive income	0	0
Repayments, calls and maturities	(1)	(1)
Ending Balance	$11	$14

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2017 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$23	$0	$0	$23
1–4 family residential	139	0	0	139
Consumer	3	0	0	3
Other real estate owned
1–4 family residential	16	0	0	16

	Fair Value Measurements at December 31, 2016 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$23	$0	$0	$23
Farmland	339	0	0	339
Commercial
Agricultural	113	0	0	113
1–4 family residential	77	0	0	77
Consumer	2	0	0	2
Other real estate owned
1–4 family residential	16	0	0	16

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $188 thousand with a valuation allowance of $23 thousand at March 31, 2017, resulting in $4 thousand in additional provision for loan losses for the three month period.  At December 31, 2016, impaired loans had a principal balance of $727 thousand, with a valuation allowance of $173 thousand.  Loans measured at fair value at March 31, 2016 resulted in no additional provision for loan losses for the three month period ending March 31, 2016.  Excluded from the fair value of impaired loans, at March 31, 2017 and December 31, 2016, discussed above are $2.0 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended March 31, 2017 and December 31, 2016:

March 31, 2017	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$23	Sales Comparison	Adjustment for differences between comparable sales	(24.02%)
Residential	139	Sales comparison	Adjustment for differences between comparable sales	(12.97%) - 14.22% (3.38%)
Consumer	3	Sales comparison	Adjustment for differences between comparable sales	(15.97%) - 15.97% 0.00%
Other Real Estate owned residential	16	Sales comparison	Adjustment for differences between comparable sales	(10.36%) - 17.10% (1.90%)

December 31, 2016	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$23	Sales comparison	Adjustment for differences between comparable sales	(24.02%)
	339	Quoted price for loan relationship	Offer price	35.77%
Commercial	113	Quoted price for loan relationship	Offer price	34.98%
Residential	77	Sales comparison	Adjustment for differences between comparable sales	(12.97%) - 14.22% (3.38%)
Consumer	2	Sales comparison	Adjustment for differences between comparable sales	(20.00%) - 20.00% (0.00%)
Other Real Estate owned residential	16	Sales comparison	Adjustment for differences between comparable sales	(10.36%) - 17.10% (1.90%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at March 31, 2017 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$61,251	$19,577	$41,674	$0	$61,251
Restricted stock	9,974	n/a	n/a	n/a	n/a
Loans held for sale	1,098	0	1,128	0	1,128
Loans, net	1,450,142	0	0	1,445,211	1,445,211
Mortgage servicing rights	928	0	928	0	928
Accrued interest receivable	5,797	0	2,032	3,765	5,797
Financial liabilities
Deposits	1,540,220	1,306,295	230,755	0	1,537,050
Short-term borrowings	235,228	0	235,228	0	235,228
Long-term borrowings	9,841	0	9,798	0	9,798
Accrued interest payable	507	35	472	0	507

		Fair Value Measurements at December 31, 2016 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$41,778	$19,678	$22,100	$0	$41,778
Restricted stock	9,583	n/a	n/a	n/a	n/a
Loans held for sale	355	0	365	0	365
Loans, net	1,416,783	0	0	1,406,951	1,406,951
Mortgage servicing rights	854	0	854	0	854
Accrued interest receivable	5,504	0	1,924	3,580	5,504
Financial liabilities
Deposits	1,524,756	1,289,037	232,410	0	1,521,447
Short-term borrowings	198,460	0	198,460	0	198,460
Long-term borrowings	15,036	0	15,009	0	15,009
Accrued interest payable	507	35	472	0	507

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
March 31, 2017
Assets
Goodwill and other intangibles	$4,617	$37,994	$2,824	$(646)	$44,789
Total assets	$11,225	$2,009,727	$3,590	$1,945	$2,026,487

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2016
Goodwill and other intangibles	$4,681	$38,235	$2,884	$(646)	$45,154
Total assets	$10,980	$1,948,800	$3,528	$2,805	$1,966,113

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2017
Net interest income	$26	$17,525	$0	$(20)	$17,531
Provision for loan losses	0	1,050	0	0	1,050
Service fees, security gains and other noninterest income	1,678	3,769	513	(73)	5,887
Noninterest expense	1,199	12,120	372	43	13,734
Amortization and depreciation expense	69	735	63	12	879
Income before taxes	436	7,389	78	(148)	7,755
Income taxes	152	1,937	27	(144)	1,972
Net Income	$284	$5,452	$51	$(4)	$5,783

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2016
Net interest income	$20	$16,747	$0	$(20)	$16,747
Provision for loan losses	0	780	0	0	780
Service fees, security gains and other noninterest income	1,521	2,961	489	(25)	4,946
Noninterest expense	1,152	11,627	371	390	13,540
Amortization and depreciation expense	76	714	89	25	904
Income before taxes	313	6,587	29	(460)	6,469
Income taxes	107	1,696	10	(142)	1,671
Net Income	$206	$4,891	$19	$(318)	$4,798

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Goodwill and Intangible Assets:

Goodwill associated with the Bank’s purchase of the Bowers group in June 2016 and the Company’s purchase of NBOH in June 2015, Tri-State in October 2015, NAI in July of 2013 and Trust in 2009 totaled $37.2 million at March 31, 2017 and $37.2 million at December 31, 2016.  The Bowers group acquisition is more fully described in the Business Acquisitions footnote.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	March 31, 2017		December 31, 2016
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(4,420)	$7,210	$(4,253)
Non-compete contracts	430	(362)	430	(357)
Trade name	520	(129)	520	(113)
Core deposit intangible	5,582	(1,206)	5,582	(1,029)
Total	$13,742	$(6,117)	$13,742	$(5,752)

Aggregate amortization expense was $365 thousand for the three month period ended March 31, 2017.  Amortization expense was $337 thousand for the three months ended March 31, 2016.

Estimated amortization expense for each of the next five periods and thereafter:

2017 (Nine months)	$1,094
2018	1,334
2019	1,222
2020	1,119
2021	1,058
Thereafter	1,798
TOTAL	$7,625

Short-term borrowings:

There were $150 million in short-term Federal Home Loan Bank Advances at March 31, 2017 with a weighted average interest rate of 0.89%.  Short-term Federal Home Loan Bank Advances were $120 million at December 31, 2016.  The Company had $84.9 million and $78.1 million in securities sold under repurchase agreements for the periods ended March 31, 2017 and December 31, 2016, respectively.  In addition, the Company had no Federal funds purchased and has a $350 thousand balance on business lines of credit with one lending institution at March 31, 2017 and December 31, 2016.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	March 31, 2017	December 31, 2016
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$6,903	$6,555
State and political subdivisions	12,378	12,304
Mortgage-backed securities - residential	58,604	52,628
Collateralized mortgage obligations - residential	6,993	6,623
Total repurchase agreements	$84,878	$78,110

Management believes the risks associated with the agreements are minimal and, in the case of collateral decline, the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan”) are forward-looking statements that involve risks and uncertainties.  Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information.  Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Overview

On March 13, 2017, Farmers entered into an agreement and plan of merger with Monitor Bancorp, Inc. (Monitor), the holding company for The Monitor Bank, located in Holmes County, Ohio.  This transaction is expected to close during the third quarter of 2017.  This transaction will serve as an entrance into the attractive Holmes County market for Farmers. Monitor has an excellent core deposit base and has been a solid earner with strong asset quality. This transaction will help Farmers continue to grow its market share, balance sheet and earnings.  As of December 31, 2016, Monitor had total assets of $43.3 million, which included net loans of $22.3 million and deposits of $37.2 million. For the year ended December 31, 2016, Monitor’s return on average assets and return on average equity were 0.74% and 5.44%, respectively.

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

Net income for the three months ended March 31, 2017 was $5.8 million, or $0.21 per diluted share, which compares to $4.8 million, or $0.18 per diluted share, for the three months ended March 31, 2016.  Excluding expenses related to acquisition activities, net income for the two periods was $5.8 million or $0.22 per diluted share and $5.0 million or $0.19 per diluted share, respectively.  The Company believes that this non-GAAP financial measure provides both management and investors a more complete understanding of the underlying operational results and trends.

Annualized return on average assets and return on average equity were 1.17% and 10.87%, respectively, for the three month period ending March 31, 2017, compared to 1.03% and 9.41% for the same period in 2016.  Excluding expenses related to acquisition activities, the annualized return on average assets and return on average equity for the quarter ended March 31, 2017 were 1.18% and 10.96% compared to 1.07% and 9.81% for the same quarter in 2016.

Net income excluding merger related costs is a non-U.S. GAAP financial measure and should be considered in addition to, not asubstitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited net income excluding costs related to acquisition activities for the three month periods ended March 31, 2017 and 2016, reconciliations are displayed in the below table.

	For the Three Months Ended March 31,
(In Thousands of Dollars)	2017	2016
Reconciliation of Net Income, Excluding Costs Related to Acquisition Activities
Income before income taxes - Reported	$7,755	$6,469
Acquisition Costs	62	289
Income before income taxes - Adjusted	7,817	6,758
Income tax expense	1,987	1,746
Net income - Adjusted	$5,830	$5,012

Total loans were $1.46 billion at March 31, 2017, compared to $1.43 billion at December 31, 2016, representing an annualized growth rate of 9.61%.  The increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline. Most of the increase in loans has occurred in the commercial real estate, commercial and industrial, residential real estate and consumer loan portfolios.  Loans now comprise 77.9% of the Bank's first quarter average earning assets at March 31, 2017, an improvement compared to 75.3% at the same time in 2016.  This improvement along with the growth in earning assets organically and through merger activity has resulted in a 7.8% increase in tax equated loan income from the first quarter of 2017 to the same quarter in 2016.

Non-performing assets to total assets remain at a low level, currently at 0.34%.  Early stage delinquencies also continue to remain at low levels, at $8.3 million, or 0.57% of total loans, at March 31, 2017.  Net charge-offs for the current quarter were $583 thousand, compared to $368 thousand in the same quarter in 2016; however, total net charge-offs as a percentage of average net loans outstanding is only 0.16% for the quarter ended March 31, 2017.  Lending to the energy sector is insignificant and less than 1% of the loan portfolio.

The net interest margin for the three months ended March 31, 2017 was 4.01%, a 6 basis points decrease from the quarter ended March 31, 2016.  In comparing the first quarter of 2017 to the same period in 2016, asset yields decreased 1 basis point, while the cost of interest-bearing liabilities increased 8 basis points.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in the NBOH and Tri-State mergers, which increased the net interest margin by 5 and 9 basis points for the quarters ended March 31, 2017 and 2016, respectively.

Noninterest income increased 19% to $5.9 million for the quarter ended March 31, 2017 compared to $4.9 million in 2016.  Gains on the sale of mortgage loans increased $205 thousand, or 51% in the current year’s quarter compared to the same quarter in 2016. Insurance agency commissions increased $535 thousand in comparing the same two quarters due mainly to the acquisition of the Bowers Group.  Trust fees increased $182 thousand or 12.2% in comparing the first quarter of 2017 to the same quarter in 2016.

Farmers has remained committed to managing the level of noninterest expenses.  Total noninterest expenses for the first quarter of 2017 increased slightly to $14.6 million compared to $14.4 million in the same quarter in 2016, primarily as a result of an increase in salaries and employee benefits of $733 thousand, offset by a $423 thousand decrease in other operating expenses.  It is important to note that annualized noninterest expenses measured as a percentage of quarterly average assets decreased from 3.07% in the first quarter of 2016 to 2.92% in the first quarter of 2017.

The efficiency ratio for the quarter ended March 31 2017 improved to 58.8% compared to 62.7% for the same quarter in 2016. The main factors leading to this improvement were the increase in net interest income and noninterest income, the decrease in merger related costs, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraphs.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three month periods ended March 31, 2017 and 2016:

	At or for the Three Months Ended March 31,
(In Thousands, except Per Share Data)	2017	2016
Total Assets	$2,026,487	$1,860,307
Net Income	$5,783	$4,798
Basic and Diluted Earnings Per Share	$0.21	$0.18
Return on Average Assets (Annualized)	1.17%	1.03%
Return on Average Equity (Annualized)	10.87%	9.41%
Efficiency Ratio (tax equivalent basis) (1)	58.79%	62.65%
Equity to Asset Ratio	10.76%	10.96%
Tangible Common Equity Ratio (2)	8.74%	8.88%
Dividends to Net Income	23.40%	22.45%
Net Loans to Assets	71.56%	70.21%
Loans to Deposits	94.89%	90.98%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of March 31, 2017 and 2016, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

	March 31,	December 31,	March 31,
(In Thousands of Dollars)	2017	2016	2016
Reconciliation of Common Stockholders' Equity to Tangible Common Equity
Stockholders' Equity	$218,062	$213,216	$203,982
Less Goodwill and Other Intangibles	44,789	45,154	42,574
Tangible Common Equity	173,273	168,062	161,408
Period End Outstanding Shares	27,067	27,048	26,924
Tangible Book Value	$6.40	$6.21	$5.99

	March 31,	December 31,	March 31,
(In Thousands of Dollars)	2017	2016	2016
Reconciliation of Total Assets to Tangible Assets
Total Assets	$2,026,487	$1,966,113	$1,860,307
Less Goodwill and Other Intangibles	44,789	45,154	42,574
Tangible Assets	$1,981,698	$1,920,959	$1,817,733

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,436,494	$16,638	4.70%	$1,292,415	$15,430	4.80%
Taxable securities (4)	211,711	1,118	2.14	260,677	1,437	2.22
Tax-exempt securities (4) (6)	152,913	1,639	4.35	128,527	1,356	4.24
Equity securities (2)	9,924	115	4.70	9,559	113	4.75
Federal funds sold and other	34,234	63	0.75	24,957	38	0.61
TOTAL EARNING ASSETS	1,845,276	19,573	4.30	1,716,135	18,374	4.31
NONEARNING ASSETS
Cash and due from banks	32,594			37,917
Premises and equipment	23,286			24,227
Allowance for loan losses	(10,925)			(9,076)
Unrealized gains (losses) on securities	(4,323)			3,084
Other assets (3)	115,176			109,171
TOTAL ASSETS	$2,001,084			$1,881,458

INTEREST-BEARING LIABILITIES
Time deposits	$235,153	$500	0.86%	$243,511	$409	0.68%
Savings deposits	520,081	170	0.13	529,921	151	0.11
Demand deposits	384,602	244	0.26	317,513	147	0.19
Short term borrowings	249,505	327	0.53	215,477	175	0.33
Long term borrowings	12,291	78	2.57	22,021	118	2.16
TOTAL INTEREST-BEARING LIABILITIES	1,401,632	1,319	0.38	1,328,443	1,000	0.30

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	369,477			334,919
Other liabilities	14,156			13,110
Stockholders' equity	215,819			204,986
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,001,084			$1,881,458
Net interest income and interest rate spread		$18,254	3.92%		$17,374	4.01%
Net interest margin			4.01%			4.07%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $925 thousand and $875 thousand for 2017 and 2016, respectively, and is reduced by amortization of $646 thousand and $593 thousand for 2017 and 2016, respectively.

(6)

For 2017, adjustments of $155 thousand and $568 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2016, adjustments of $160 thousand and $467 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net Interest Income.  Tax equivalent net interest income was $19.6 million for the first quarter of 2017 compared to $18.4 million for the same period in 2016.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 6 basis points to 4.01% for the three months ended March 31, 2017, compared to 4.07% for the same three month period in the prior year.  In comparing the quarters ended March 31, 2017 and 2016, yields on earning assets decreased 1 basis point, while the cost of interest bearing liabilities increased 8 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates as the FED continues to raise the federal funds interest rate.  Excluding the amortization of premium on time deposits and Federal Home Loan Bank (“FHLB”) advances along with the accretion of the loan portfolio discount, the net interest margin would have been 5 basis points lower for the quarter ended March 31, 2017.

Noninterest Income.  Noninterest income increased 19% to $5.9 million for the quarter ended March 31, 2017 compared to $4.9 million in 2016.  Insurance agency commissions increased $535 thousand for the three month period ended March 31, 2017 compared to the three month period in 2016.  Most of this increase is related to the acquisition, in June of 2016, of the Bowers group insurance agency.  Gains on the sale of mortgage loans increased $205 thousand or 51% and trust fees increased $182 thousand or 12.2% in comparing the same two quarters.  In addition, debit card interchange fees also supplied a boost in the first quarter of 2017 compared to the same time period in 2016, increasing 4% or $27 thousand.

Noninterest Expense.  Noninterest expense totaled $14.6 million for the three month period ended March 31, 2017, which was $169 thousand or 1.2% more than the $14.4 million during the same quarter in 2016.  Excluding merger related expense in the three month periods ended March 31, 2017 and 2016, noninterest expenses would have increased $396 thousand in the current year quarter.  The increase is primarily the result of increased levels of expense due to the acquisition of the Bowers group on June 1, 2016.  Although the additional costs were spread over most expense categories, salaries and employee benefits increased 9.7%, or $733 thousand, during the current quarter compared to the same quarter in 2016, mostly as a result of the additional insurance company employees.  Annualized salaries and employee benefits as a percent of quarterly average assets increase slightly from 1.61% in the first quarter of 2016 to 1.68% in the first quarter of 2017.

The Company’s tax equivalent efficiency ratio for the three month period ended March 31, 2017 was 58.8% compared to 62.7% for the same period in 2016.  The positive change in the efficiency ratio was the result of decreased merger related costs and the stabilization of non-interest expenses, supplemented by the improvements to net interest income and noninterest income.

Income Taxes.  Income tax expense totaled $2.0 million for the quarter ended March 31, 2017 and $1.7 million for the quarter ended March 31, 2016.  The effective tax rate for the three month period ended March 31, 2017 was 25.4% compared to the effective tax rate of 25.8% for the same period in 2016.

Other Comprehensive Income.  For the quarter ended March 31, 2017, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $234 thousand, compared to an unrealized gain of $2.2 million for the same period in 2016.  The decrease in fair value of securities for the three month period ended March 31, 2017 compared to 2016 is the result of normal market interest rate fluctuations.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $19.5 million during the first three months of 2017 from $41.8 million to $61.3 million.  The increase in the cash balance is part of the normal fluctuations on the Company’s $2.026 billion balance sheet. There are $9.9 million in security purchases that will settle in early April 2017 that will reduce the cash balance.  After those settlements, the Company expects the levels to remain relatively steady over the next few months.

Securities.  Securities available-for-sale increased by $7.1 million since December 31, 2016.  The Company intends to maintain the securities portfolio’s current level, as a percentage of total assets, during the remaining months of 2017.

Loans.  Gross loans increased $33.8 million since December 31, 2016.  Most of the increase in loans has occurred in the commercial real estate, commercial and industrial, residential real estate loan portfolios and consumer loan portfolios.  The Bank utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio.  The increase in loan balances was enough to overcome the lower rate of return on the portfolio and help the current quarter’s tax equated loan income to improve by $1.2 million compared to the same quarter in 2016.

The average tax equivalent interest rate on the loan portfolio was 4.70% for the three month period ended March 31, 2017 compared to 4.80% for the same period in 2016.  On a fully tax equivalent basis, loans contributed $16.6 million of total interest income during the three month period ended March 31, 2017 compared to $15.4 million for the same period in 2016.

 Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below for quarters prior to the current quarter ended March 31, 2017.  Recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Nonperforming loans	$6,553	$8,170	$8,003	$8,360	$9,710
Nonperforming loans as a % of total loans	0.45%	0.58%	0.57%	0.62%	0.74%
Loans delinquent 30-89 days	$8,258	$12,746	$10,987	$11,371	$10,072
Loans delinquent 30-89 days as a % of total loans	0.57%	0.89%	0.79%	0.84%	0.77%
Allowance for loan losses	$11,319	$10,852	$10,518	$9,720	$9,390
Allowance for loan losses as a % of loans	0.77%	0.76%	0.75%	0.72%	0.71%
Allowance for loan losses as a % of non-acquired loans	1.02%	1.03%	1.05%	1.04%	1.08%
Allowance for loan losses as a % of nonperforming loans	172.73%	132.82%	131.43%	116.27%	96.70%
Annualized net charge-offs to average net loans outstanding	0.16%	0.20%	0.09%	0.20%	0.11%
Non-performing assets	$6,871	$8,652	$8,509	$8,932	$10,265
Non-performing assets as a % of total assets	0.34%	0.44%	0.43%	0.46%	0.55%
Net charge-offs for the quarter	$583	$656	$312	$660	$368

For the three months ended March 31, 2017, management recorded a $1.1 million provision for loan losses, compared to providing $780 thousand over the same three month period in the prior year.  The larger provision for the current quarter was mainly a result of the larger portfolio and slightly higher than normal charge-offs.  Loan growth over the first three months of 2017 was 9.6% on an annualized basis.  The allowance for loan losses as a percentage of the total loan portfolio was 0.77% at March 31, 2017 compared to 0.71% at March 31, 2016.  The loan portfolios acquired at fair market value during the NBOH and Tri-State mergers were recorded without an associated allowance for loan losses during 2015.  When the acquired loans are excluded the ratio of allowance for loan losses to total non-acquired loans is 1.02% at March 31, 2017 compared to 1.08% at March 31, 2016.  Early stage delinquencies as a percentage of total loans decreased from 0.77% at March 31, 2016 to 0.57% at March 31, 2017 and non-performing loans as a percentage of total loans decreased from 0.74% at March 31, 2016 to 0.45% at March 31, 2017.  With the reduction in the percentage of non-performing loans to total loans as compared to March 31, 2016 the percentage of the allowance for loan losses to non-performing loans increased from 96.70% at March 31, 2016 to 172.73% at March 31, 2017.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at March 31, 2017 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $15.5 million from December 31, 2016 to March 31, 2017, for a balance of $1.5 billion.  The increase in deposits is the result of the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin during the first three months of 2017.  Non-interest bearing demand deposits and interest bearing deposits both had increases between December 31, 2016 and March 31, 2017.  Non-interest bearing deposits increased by $7.5 million or 2.1% during the three month period and interest bearing deposits increased $7.9 million or 0.7%.  Money market index accounts decreased.  At December 31, 2016 the balance was $312.7 million and at March 31, 2017 it was $300 million, a decrease of 4.2%.  The Company’s strategy is to grow deposit balances, to help supply the needs of the growing loan portfolio, while pricing deposit rates to remain competitive within the market.  At March 31, 2017, core deposits, which include savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 97.2% of total deposits.

Borrowings.  Total borrowing balances increased 14.8% from $213.5 million at December 31, 2016 to $245.1 million at March 31, 2017.  During the three month period ended March 31, 2017 the Company added $36.8 million in net short-term FHLB advances.  The increase in borrowings is a result of the effort to maintain the security portfolio’s current balance.

Capital Resources.  Total stockholders’ equity increased $4.8 million, or 2.3%, during the three month period ended March 31, 2017.  The increase is due to the net income addition to retained earnings less the amount of dividends paid.  Shareholders received $0.05 per share in cash dividends in the first quarter of 2017, which is a 25% increase over the $0.04 paid each quarter in 2016.  Book value per share increased from $7.88 per share at December 31, 2016 to $8.06 per share at March 31, 2017.  The Company’s tangible book value per share also increased, from $6.21 per share at December 31, 2016 to $6.40 per share at March 31, 2017.  The increases in book value and tangible book value per share were also the result of increase to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in from January 1, 2015 through January 1, 2019.  The Company must hold a capital conservation buffer of 1.25% above adequately capitalized risk-based capital ratios during 2017.  At March 31, 2017 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 11.75%, total risk-based capital ratio stood at 12.61%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 11.89% and 9.47%, respectively, at March 31, 2017.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2017.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, if there is any impairment of goodwill or other intangible, and estimating the fair value of assets acquired and liabilities assumed in connection with the merger activity.  Additional information regarding these policies is included in the notes to the aforementioned 2016 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination), Note 4 (Loans), and the sections captioned “Loan Portfolio.”

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At March 31, 2017, these lines of credit totaled $25 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million.  The outstanding balance at March 31, 2017 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of March 31, 2017, the Bank had outstanding balances with the FHLB of $157.7 million with additional borrowing capacity of approximately $120.1 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities. During the first three months of 2017, net cash used by investing activities amounted to $32.4 million, compared to $9.1 million used in the same period in 2016.  Loan originations were robust and used $34.4 million during the first three months of 2017 compared to the $19.2 million used during the same period in 2016. The cash used in investing activities during this period can be attributed to the strong lending activity in most of the loan types. Proceeds from the sale of securities available for sale were $43.3 million for the quarter ended March 31, 2017 compared to $10 thousand during the first three months of 2016.  Conversely, purchases of securities available for sale amounted to $54.9 million used during the first three months of 2017 compared to $2 million used during the same period in 2016.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $61.3 million for the period ended March 31, 2017, compared to $34.6 million provided in financing activities for the same period in 2016. There were large swings in two line items during the three month period ended March 31, 2017 compared to the same period last year. Deposits provided $15.5 million compared to $36.8 million used during the three month periods ended March 31, 2017 and 2016, respectively. Changes in short term borrowings used $36.8 million in the three month period ended March 31, 2017 compared to providing $50.2 million during the three month period ended March 31, 2016.  There was also $216 thousand used from long-term borrowing repayments in the three month period ended March 31, 2016 compared to $5.2 million used in the same period this year.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $310.2 million at March 31, 2017 and $321.9 at December 31, 2016.  Additionally, the Company has committed up to a $8 million subscription in Small Business Investment Company investment funds.  At March 31, 2017 the Company had invested $4.2 million in these funds.

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

Also, such statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment.  Any such change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on the business of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities.  Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company.  Additionally, the Company’s balance sheet is slightly asset sensitive and in the rising interest rate environment that exists today, the Company’s net interest margin should maintain relatively stable levels throughout the near future.

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

Changes In Interest Rate (basis points)	March 31, 2017 Result	December 31, 2016 Result	ALCO Guidelines
Net Interest Income Change
+300	-1.8%	-0.1%	15%
+200	-1.0%	0.2%	10%
+100	-0.5%	0.3%	5%
-100	-3.2%	-3.4%	5%
Net Present Value Of Equity Change
+300	-3.9%	-1.3%	20%
+200	-0.8%	0.6%	15%
+100	0.9%	1.4%	10%
-100	-6.2%	-0.4%	10%

The results of the simulations indicate that all interest rate change results fall within internal limits established by the Company at March 31, 2017.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. There were no shares purchased during the three month period ended March 31, 2017.  There are 245,866 shares that may still be repurchased under this program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2.1

Agreement and Plan of Merger by and among Monitor Bancorp, Inc., Farmers National Banc Corp. and FMNB Merger Subsidiary II, LLC, dated as of March 13, 2017 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2017)

3.1

Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on October 3, 2001 (File No. 333-70806)).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 9, 2017

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 9, 2017

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer