Form 10-Q
period 2017-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2017-08-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, No Par Value	27,078,261 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$20,717	$19,678
Federal funds sold and other	43,923	22,100
TOTAL CASH AND CASH EQUIVALENTS	64,640	41,778
Securities available for sale	391,628	369,995
Loans held for sale	583	355
Loans	1,505,273	1,427,635
Less allowance for loan losses	11,746	10,852
NET LOANS	1,493,527	1,416,783
Premises and equipment, net	23,046	23,225
Goodwill	37,164	37,164
Other intangibles	7,261	7,990
Bank owned life insurance	30,440	30,048
Other assets	37,375	38,775
TOTAL ASSETS	$2,085,664	$1,966,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$387,596	$366,870
Interest-bearing	1,153,407	1,157,886
TOTAL DEPOSITS	1,541,003	1,524,756
Short-term borrowings	289,184	198,460
Long-term borrowings	9,643	15,036
Other liabilities	19,147	14,645
TOTAL LIABILITIES	1,858,977	1,752,897
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 27,713,811 in 2017 and 2016	178,761	178,317
Retained earnings	51,329	42,547
Accumulated other comprehensive income (loss)	1,316	(2,791)
Treasury stock, at cost; 647,219 shares in 2017 and 666,147 in 2016	(4,719)	(4,857)
TOTAL STOCKHOLDERS' EQUITY	226,687	213,216
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,085,664	$1,966,113

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
INTEREST AND DIVIDEND INCOME
Loans, including fees	$17,402	$15,623	$33,885	$30,893
Taxable securities	1,265	1,288	2,383	2,725
Tax exempt securities	1,170	899	2,241	1,788
Dividends	123	113	238	226
Federal funds sold and other interest income	82	27	145	65
TOTAL INTEREST AND DIVIDEND INCOME	20,042	17,950	38,892	35,697
INTEREST EXPENSE
Deposits	1,117	793	2,031	1,500
Short-term borrowings	501	144	828	319
Long-term borrowings	51	124	129	242
TOTAL INTEREST EXPENSE	1,669	1,061	2,988	2,061
NET INTEREST INCOME	18,373	16,889	35,904	33,636
Provision for loan losses	950	990	2,000	1,770
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,423	15,899	33,904	31,866
NONINTEREST INCOME
Service charges on deposit accounts	989	987	1,940	1,922
Bank owned life insurance income	191	202	392	414
Trust fees	1,523	1,564	3,201	3,060
Insurance agency commissions	672	293	1,346	432
Security gains (losses)	(14)	41	(1)	41
Retirement plan consulting fees	399	496	912	985
Investment commissions	253	356	475	592
Net gains on sale of loans	891	540	1,498	942
Debit card and EFT fees	836	657	1,489	1,283
Other operating income	315	601	690	1,012
TOTAL NONINTEREST INCOME	6,055	5,737	11,942	10,683
NONINTEREST EXPENSES
Salaries and employee benefits	8,853	7,740	17,140	15,294
Occupancy and equipment	1,631	1,616	3,218	3,280
State and local taxes	424	394	841	787
Professional fees	775	754	1,522	1,283
Merger related costs	104	224	166	513
Advertising	317	363	561	708
FDIC insurance	234	286	469	569
Intangible amortization	364	335	729	672
Core processing charges	717	580	1,372	1,218
Telephone and data	242	233	483	449
Other operating expenses	2,103	2,258	3,876	4,454
TOTAL NONINTEREST EXPENSES	15,764	14,783	30,377	29,227
INCOME BEFORE INCOME TAXES	7,714	6,853	15,469	13,322
INCOME TAXES	2,004	1,833	3,976	3,504
NET INCOME	$5,710	$5,020	$11,493	$9,818
EARNINGS PER SHARE - basic and diluted	$0.21	$0.19	$0.42	$0.36

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
NET INCOME	$5,710	$5,020	$11,493	$9,818
Other comprehensive income:
Net unrealized holding gains on available for sale securities	5,946	5,020	6,321	8,377
Reclassification adjustment for (gains) losses realized in income	14	(41)	1	(41)
Net unrealized holding gains	5,960	4,979	6,322	8,336
Income tax effect	(2,087)	(1,745)	(2,215)	(2,920)
Other comprehensive income, net of tax	3,873	3,234	4,107	5,416
TOTAL COMPREHENSIVE INCOME	$9,583	$8,254	$15,600	$15,234

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(In Thousands of Dollars)
(Unaudited)	For the Six Months Ended June 30, 2017
COMMON STOCK
Beginning balance	$178,317
Issued 18,928 shares under the Long Term Incentive Plan	(133)
Stock compensation expense for 603,203 unvested shares	577
Ending balance	178,761

RETAINED EARNINGS
Beginning balance	42,547
Net income	11,493
Decrease as a result of shares issued under the Long Term Incentive Plan	(5)
Dividends declared at $.05 per share	(2,706)
Ending balance	51,329

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	(2,791)
Other comprehensive income	4,107
Ending balance	1,316

TREASURY STOCK, AT COST
Beginning balance	(4,857)
Shares issued under the Long Term Incentive Plan	138
Ending balance	(4,719)
TOTAL STOCKHOLDERS' EQUITY	$226,687

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Six Months Ended
(Unaudited)	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,493	$9,818
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,000	1,770
Depreciation and amortization	1,767	1,787
Net amortization of securities	1,706	1,100
Security (gains) losses	1	(41)
(Gain) loss on land and building sales, net	18	(262)
Stock compensation expense	577	401
(Gain) loss on sale of other real estate owned	(24)	221
Earnings on bank owned life insurance	(392)	(414)
Origination of loans held for sale	(32,119)	(29,698)
Proceeds from loans held for sale	33,389	30,672
Net gains on sale of loans	(1,498)	(942)
Net change in other assets and liabilities	(2,950)	(6,807)
NET CASH FROM OPERATING ACTIVITIES	13,968	7,605
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	22,659	29,331
Proceeds from sales of securities available for sale	54,482	9,191
Purchases of securities available for sale	(87,203)	(12,252)
Purchase of restricted stock	(892)	0
Loan originations and payments, net	(78,828)	(62,905)
Proceeds from sale of other real estate owned	354	407
Proceeds from land and building sales	0	352
Additions to premises and equipment	(664)	(464)
Net cash (paid) received in business combinations	0	(1,073)
NET CASH FROM INVESTING ACTIVITIES	(90,092)	(37,413)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	16,247	38,395
Net change in short-term borrowings	90,724	2,344
Repayment of long-term borrowings	(5,417)	(2,432)
Cash dividends paid	(2,706)	(2,161)
Proceeds from reissuance of treasury shares	138	0
Repurchase of common shares	0	(168)
NET CASH FROM FINANCING ACTIVITIES	98,986	35,978
NET CHANGE IN CASH AND CASH EQUIVALENTS	22,862	6,170
Beginning cash and cash equivalents	41,778	56,014
Ending cash and cash equivalents	$64,640	$62,184
Supplemental cash flow information:
Interest paid	$2,988	$2,001
Income taxes paid	$2,500	$4,300
Supplemental noncash disclosures:
Transfer of loans to other real estate	$84	$258
Security purchases not settled	$6,957	$3,105
Issuance of stock awards	$133	$0
Issuance of stock for business combinations	$0	$1,138

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

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement health plan, which are recognized as separate components of stockholders equity, net of tax effects. For all periods presented there was no change in the funded status of the post-retirement health plan.

New Accounting Standards:

During April of 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  Under current U.S. GAAP, a premium is typically amortized to the maturity date when a callable debt security is purchased at a premium, even if the holder is certain the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings.  The new standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument.  The standard takes effect for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  The Company amortizes the premium to the expected call date currently and therefore does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company has begun to accumulate historical credit information and created a task force in preparation for the adoption of ASU 2016-13, but management has not determined the impact the new standard will have on the Consolidated Financial Statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the ASU 2016-09 on January 1, 2017 which had no material impact on the Consolidated Financial Statements and disclosures.

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases.  The main objective of ASU 2016-02 is to provide users with useful, transparent, and complete information about leasing transactions.  ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements.  ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company expects the adoption of this ASU could require capitalization of certain leases in the amount of $2.6 million on the balance sheet as an asset and a related liability of equal amount with no material income statement effect.  Therefore the Company does not expect the adoption of this ASU to have a material impact to its Consolidated Financial Statements.

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

Business Combinations:

On March 13, 2017, the Company announced the agreement and plan of merger with Monitor Bancorp, Inc. (“Monitor”), the holding company for Monitor Bank.  Pursuant to the agreement, the actual consideration to be paid will be calculated based on Monitor’s consolidated tangible book value per share as of March 31, 2017, plus the after-tax proceeds of the anticipated sale of Monitor’s interest in the Monitor Wealth Group (in aggregate, “March 31 TBV”).  Each shareholder of Monitor will be entitled to elect to receive consideration in cash or in Farmers’ common shares, subject to an overall limitation of 85% of the shares being exchanged for Farmers’ shares and 15% for cash.  Based on a current estimate of March 31 TBV, the transaction would be valued at approximately $7.8 million with $1.4 million of goodwill recorded.  The merger is expected to qualify as a tax-free reorganization for those Monitor shareholders electing to receive Farmers’ shares.  The transaction has received customary regulatory approval and is now subject to Monitor shareholder approval.  The Company expects the transaction to close in the third quarter of 2017.

On June 1, 2016, the Bank completed the acquisition of the Bowers Insurance Agency, Inc., and merged all activity of Bowers with Insurance, the Bank’s wholly-owned insurance agency subsidiary.  The Bowers group is engage in selling insurance including commercial, farm, home, and auto property/casualty insurance and will help to meet the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets, with an estimated fair value at the acquisition date of $880 thousand.  The first of three contingent payments of cash and stock were made, during July 2017, totaling $316 thousand, which reduce the earnout payable to $564 thousand.  The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing insurance services currently being offered.

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

	For Three Months Ended	For Six Months Ended
(In thousands of dollars except per share results)	June 30, 2016
Net interest income	$16,889	$33,636
Net income	$5,003	$9,789
Basic and diluted earnings per share	$0.18	$0.36

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2017
U.S. Treasury and U.S. government sponsored entities	$5,467	$14	$(20)	$5,461
State and political subdivisions	175,801	3,101	(734)	178,168
Corporate bonds	1,238	7	(4)	1,241
Mortgage-backed securities - residential	171,498	1,153	(895)	171,756
Collateralized mortgage obligations - residential	19,652	3	(558)	19,097
Small Business Administration	15,825	0	(274)	15,551
Equity securities	173	182	(1)	354
Totals	$389,654	$4,460	$(2,486)	$391,628

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2016
U.S. Treasury and U.S. government sponsored entities	$5,970	$5	$(54)	$5,921
State and political subdivisions	157,014	1,049	(2,760)	155,303
Corporate bonds	1,343	4	(8)	1,339
Mortgage-backed securities - residential	171,215	1,019	(2,552)	169,682
Collateralized mortgage obligations - residential	21,397	1	(705)	20,693
Small Business Administration	17,236	0	(530)	16,706
Equity securities	168	185	(2)	351
Totals	$374,343	$2,263	$(6,611)	$369,995

Proceeds from the sale of portfolio securities were $11.2 million during the three and $54.5 during the six month period ended June 30, 2017.  Gross gains of $168 thousand and $730 thousand along with gross losses of $182 thousand and $731 thousand were realized on these sales during the three and six month periods ended June 30, 2017.  Proceeds from the sale of portfolio securities were $9.2 million during the three and six month period ended June 30, 2016.  Gross gains were $193 thousand along with gross losses of $152 thousand during the same three and six month period ended June 30, 2016.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2017
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$11,945	$11,997
One to five years	50,282	51,090
Five to ten years	104,186	105,633
Beyond ten years	16,093	16,150
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	206,975	206,404
Total	$389,481	$391,274

The following table summarizes the investment securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position.  Unrealized losses for U.S. Treasury and U.S. government sponsored entities for more than twelve months, rounded to less than $1 thousand in 2016.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2017
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$2,392	$(20)	$0	$0	$2,392	$(20)
State and political subdivisions	33,517	(727)	291	(7)	33,808	(734)
Corporate bonds	582	(4)	0	0	582	(4)
Mortgage-backed securities - residential	61,503	(856)	1,861	(39)	63,364	(895)
Collateralized mortgage obligations - residential	7,241	(81)	10,271	(477)	17,512	(558)
Small Business Administration	8,176	(77)	7,336	(197)	15,512	(274)
Equity securities	28	(1)	0	0	28	(1)
Total	$113,439	$(1,766)	$19,759	$(720)	$133,198	$(2,486)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2016
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$4,015	$(54)	$502	$0	$4,517	$(54)
State and political subdivisions	92,560	(2,745)	286	(15)	92,846	(2,760)
Corporate bonds	786	(8)	0	0	786	(8)
Mortgage-backed securities - residential	98,348	(1,823)	29,743	(729)	128,091	(2,552)
Collateralized mortgage obligations - residential	7,956	(108)	10,972	(597)	18,928	(705)
Small Business Administration	8,770	(205)	7,890	(325)	16,660	(530)
Equity securities	44	(2)	0	0	44	(2)
Total	$212,479	$(4,945)	$49,393	$(1,666)	$261,872	$(6,611)

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

As of June 30, 2017, the Company’s security portfolio consisted of 535 securities, 103 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2017	December 31, 2016
Originated loans:
Commercial real estate
Owner occupied	$124,664	$109,750
Non-owner occupied	182,900	165,861
Farmland	50,873	34,155
Other	78,496	70,823
Commercial
Commercial and industrial	184,854	171,145
Agricultural	30,355	24,598
Residential real estate
1-4 family residential	246,771	224,222
Home equity lines of credit	66,035	59,642
Consumer
Indirect	166,835	156,633
Direct	27,995	26,663
Other	8,066	7,611
Total originated loans	$1,167,844	$1,051,103
Acquired loans:
Commercial real estate
Owner occupied	$56,330	$60,928
Non-owner occupied	20,969	24,949
Farmland	47,884	54,204
Other	13,485	14,665
Commercial
Commercial and industrial	30,822	33,626
Agricultural	13,575	16,024
Residential real estate
1-4 family residential	101,690	112,015
Home equity lines of credit	31,495	34,795
Consumer
Direct	17,429	21,681
Other	129	247
Total acquired loans	$333,808	$373,134
Net Deferred loan costs	3,621	3,398
Allowance for loan losses	(11,746)	(10,852)
Net loans	$1,493,527	$1,416,783

Purchased credit impaired loans

As part of the NBOH acquisition the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	June 30, 2017	December 31, 2016
Commercial real estate
Owner occupied	$707	$689
Non-owner occupied	394	436
Commercial
Commercial and industrial	1,148	1,213
Total outstanding balance	$2,249	$2,338
Carrying amount, net of allowance of $0 in 2017 and 2016	$1,815	$1,864

Accretable yield, or income expected to be collected, is shown in the table below:

(In Thousands of Dollars)	Six Months Ended June 30, 2017
Beginning balance	$247
New loans purchased	0
Accretion of income	(38)
Ending balance	$209

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three and six month periods ended June 30, 2017.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,638	$1,846	$2,321	$2,813	$701	$11,319
Provision for loan losses	365	198	5	464	(82)	950
Loans charged off	(67)	(113)	(36)	(509)	0	(725)
Recoveries	18	5	20	159	0	202
Total ending allowance balance	$3,954	$1,936	$2,310	$2,927	$619	$11,746

Six Months Ended June 30, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852
Provision for loan losses	442	215	114	1,040	189	2,000
Loans charged off	(207)	(215)	(42)	(1,204)	0	(1,668)
Recoveries	142	62	33	325	0	562
Total ending allowance balance	$3,954	$1,936	$2,310	$2,927	$619	$11,746

Three Months Ended June 30, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,181	$1,452	$1,914	$2,218	$625	$9,390
Provision for loan losses	335	212	196	521	(274)	990
Loans charged off	(307)	(37)	(44)	(431)	0	(819)
Recoveries	1	7	15	136	0	159
Total ending allowance balance	$3,210	$1,634	$2,081	$2,444	$351	$9,720

Six Months Ended June 30, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978
Provision for loan losses	378	276	271	967	(122)	1,770
Loans charged off	(307)	(37)	(78)	(975)	0	(1,397)
Recoveries	12	22	43	292	0	369
Total ending allowance balance	$3,210	$1,634	$2,081	$2,444	$351	$9,720

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of June 30, 2017 and December 31, 2016. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

June 30, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$29	$4	$59	$0	$0	$92
Collectively evaluated for impairment	3,889	1,920	2,218	2,923	619	11,569
Acquired loans collectively evaluated for impairment	36	12	33	4	0	85
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$3,954	$1,936	$2,310	$2,927	$619	$11,746

Loans:
Loans individually evaluated for impairment	$1,948	$253	$3,388	$108	$0	$5,697
Loans collectively evaluated for impairment	433,957	214,691	309,146	208,407	0	1,166,201
Acquired loans	137,534	43,550	132,947	17,529	0	331,560
Acquired with deteriorated credit quality	969	846	0	0	0	1,815
Total ending loans balance	$574,408	$259,340	$445,481	$226,044	$0	$1,505,273

December 31, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$86	$111	$52	$0	$0	$249
Collectively evaluated for impairment	3,491	1,763	2,153	2,766	430	10,603
Acquired loans collectively evaluated for impairment	0	0	0	0	0	0
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852

Loans:
Loans individually evaluated for impairment	$3,457	$477	$3,308	$96	$0	$7,338
Loans collectively evaluated for impairment	376,632	195,146	280,215	196,081	0	1,048,074
Acquired loans	153,228	48,536	146,672	21,923	0	370,359
Acquired with deteriorated credit quality	968	896	0	0	0	1,864
Total ending loans balance	$534,285	$245,055	$430,195	$218,100	$0	$1,427,635

The following tables present information related to impaired loans by class of loans as of June 30, 2017 and December 31, 2016:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2017
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,198	$681	$0
Non-owner occupied	18	18	0
Commercial
Commercial and industrial	203	182	0
Agricultural	123	0	0
Residential real estate
1-4 family residential	2,466	2,221	0
Home equity lines of credit	306	284	0
Consumer	207	108	0
Subtotal	4,521	3,494	0

With an allowance recorded:
Commercial real estate
Owner occupied	163	163	7
Non-owner occupied	1,086	1,086	22
Commercial
Commercial and industrial	71	71	4
Residential real estate
1-4 family residential	831	795	56
Home equity lines of credit	91	88	3
Subtotal	2,242	2,203	92
Total	$6,763	$5,697	$92

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2016
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,974	$1,456	$0
Non-owner occupied	332	331	0
Commercial
Commercial and industrial	205	184	0
Residential real estate
1-4 family residential	2,650	2,403	0
Home equity lines of credit	195	179	0
Consumer	205	96	0
Subtotal	5,561	4,649	0

With an allowance recorded:
Commercial real estate
Owner occupied	173	173	14
Non-owner occupied	1,118	1,118	30
Farmland	380	379	42
Commercial
Commercial and industrial	75	75	4
Agricultural	219	218	107
Residential real estate
1-4 family residential	661	642	51
Home equity lines of credit	84	84	1
Subtotal	2,710	2,689	249
Total	$8,271	$7,338	$249

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and six month periods ended June 30, 2017 and 2016:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended June 30,		For Three Months Ended June 30,
(In Thousands of Dollars)	2017	2016	2017	2016
With no related allowance recorded:
Commercial real estate
Owner occupied	$682	$1,266	$2	$28
Non-owner occupied	18	334	0	0
Farmland	17	0	0	0
Commercial
Commercial and industrial	182	331	1	5
Agricultural production	15	0	0	0
Residential real estate
1-4 family residential	2,251	2,249	35	33
Home equity lines of credit	326	227	3	3
Consumer	105	86	4	3
Subtotal	3,596	4,493	45	72

With an allowance recorded:
Commercial real estate
Owner occupied	164	908	2	9
Non-owner occupied	1,092	1,401	14	19
Commercial
Commercial and industrial	72	78	1	1
Residential real estate
1-4 family residential	794	845	9	11
Home equity lines of credit	84	86	1	1
Consumer	0	0	0	0
Subtotal	2,206	3,318	27	41
Total	$5,802	$7,811	$72	$113

	Average Recorded Investment		Interest Income Recognized
	For Six Months Ended June 30,		For Six Months Ended June 30,
(In Thousands of Dollars)	2017	2016	2017	2016
With no related allowance recorded:
Commercial real estate
Owner occupied	$851	$1,786	$5	$38
Non-owner occupied	122	335	1	4
Farmland	24	0	0	0
Commercial
Commercial and industrial	183	472	2	10
Agricultural	21	0	0	0
Residential real estate
1-4 family residential	2,315	2,270	72	71
Home equity lines of credit	276	234	7	6
Consumer	90	101	6	6
Subtotal	3,882	5,198	93	135

With an allowance recorded:
Commercial real estate
Owner occupied	166	1,248	4	18
Non-owner occupied	1,099	1,435	28	38
Farmland	126	0	0	0
Commercial
Commercial and industrial	73	79	2	2
Agricultural	100	0	0	0
Residential real estate
1-4 family residential	784	797	17	20
Home equity lines of credit	84	86	2	2
Subtotal	2,432	3,645	53	80
Total	$6,314	$8,843	$146	$215

Cash basis interest recognized during the three and six month periods ended June 30, 2017 and 2016 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$549	$0	$958	$0
Non-owner occupied	18	0	343	0
Farmland	51	0	58	0
Commercial
Commercial and industrial	297	0	400	0
Agricultural	2	0	12	0
Residential real estate
1-4 family residential	1,667	537	1,929	295
Home equity lines of credit	532	22	202	118
Consumer
Indirect	396	182	298	438
Direct	6	36	9	65
Other	0	0	0	16
Total originated loans	$3,518	$777	$4,209	$932
Acquired loans:
Commercial real estate
Owner occupied	$34	$0	$85	$0
Non-owner occupied	185	0	0	0
Other	0	0	24	0
Farmland	0	0	380	0
Commercial
Commercial and industrial	879	0	961	0
Agricultural	18	0	236	0
Residential real estate
1-4 family residential	402	124	386	545
Home equity lines of credit	215	38	119	109
Consumer
Direct	135	30	89	95
Total acquired loans	$1,868	$192	$2,280	$749
Total loans	$5,386	$969	$6,489	$1,681

The following tables present the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2017
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$549	$549	$123,757	$124,306
Non-owner occupied	0	0	18	18	182,415	182,433
Farmland	0	0	51	51	50,763	50,814
Other	0	0	0	0	78,184	78,184
Commercial
Commercial and industrial	121	0	297	418	184,079	184,497
Agricultural	35	0	2	37	30,409	30,446
Residential real estate
1-4 family residential	1,520	465	2,204	4,189	242,033	246,222
Home equity lines of credit	123	80	554	757	65,314	66,071
Consumer
Indirect	1,924	430	578	2,932	169,298	172,230
Direct	456	240	42	738	27,452	28,190
Other	30	17	0	47	8,018	8,065
Total originated loans:	$4,209	$1,232	$4,295	$9,736	$1,161,722	$1,171,458
Acquired loans:
Commercial real estate
Owner occupied	$323	$49	$34	$406	$55,925	$56,331
Non-owner occupied	0	0	185	185	20,769	20,954
Farmland	0	0	0	0	47,885	47,885
Other	0	0	0	0	13,501	13,501
Commercial
Commercial and industrial	69	1	879	949	29,872	30,821
Agricultural	10	0	18	28	13,548	13,576
Residential real estate
1-4 family residential	479	184	526	1,189	100,504	101,693
Home equity lines of credit	116	0	253	369	31,126	31,495
Consumer
Direct	341	40	165	546	16,884	17,430
Other	0	0	0	0	129	129
Total acquired loans	$1,338	$274	$2,060	$3,672	$330,143	$333,815
Total loans	$5,547	$1,506	$6,355	$13,408	$1,491,865	$1,505,273

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2016
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$958	$958	$108,475	$109,433
Non-owner occupied	0	0	343	343	165,105	165,448
Farmland	0	0	58	58	34,057	34,115
Other	0	0	0	0	70,542	70,542
Commercial
Commercial and industrial	90	0	400	490	170,242	170,732
Agricultural	0	29	12	41	24,632	24,673
Residential real estate
1-4 family residential	3,368	356	2,224	5,948	217,752	223,700
Home equity lines of credit	77	37	320	434	59,248	59,682
Consumer
Indirect	2,844	696	736	4,276	157,437	161,713
Direct	744	213	74	1,031	25,815	26,846
Other	92	28	16	136	7,476	7,612
Total originated loans	$7,215	$1,359	$5,141	$13,715	$1,040,781	$1,054,496
Acquired loans:
Commercial real estate
Owner occupied	$8	$205	$85	$298	$60,630	$60,928
Non-owner occupied	134	0	0	134	24,815	24,949
Farmland	83	0	380	463	53,741	54,204
Other	0	0	24	24	14,642	14,666
Commercial
Commercial and industrial	278	0	961	1,239	32,387	33,626
Agricultural	21	0	236	257	15,767	16,024
Residential real estate
1-4 family residential	1,556	504	931	2,991	109,027	112,018
Home equity lines of credit	152	9	228	389	34,406	34,795
Consumer
Direct	938	184	184	1,306	20,376	21,682
Other	100	0	0	100	147	247
Total acquired loans	$3,270	$902	$3,029	$7,201	$365,938	$373,139
Total loans	$10,485	$2,261	$8,170	$20,916	$1,406,719	$1,427,635

Troubled Debt Restructurings:

Total troubled debt restructurings were $5.8 million and $7.0 million at June 30, 2017 and December 31, 2016, respectively.  The Company has allocated $92 thousand and $101 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at June 30, 2017 and December 31, 2016, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at June 30, 2017 and at December 31, 2016.

During the three and six month periods ended June 30, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a legal concession.  During the six month period ended June 30, 2017, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 0.49% and 1.89% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 6 to 132 months.  During the same six month period in 2016, the terms of such loans included a reduction of the stated interest rate of the loan by 1.24% and an extension of the maturity date by 120 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2017 and 2016:

		Pre-Modification	Post-Modification
Three Months Ended June 30, 2017	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	1	$16	$16
Home equity lines of credit	3	70	70
Indirect	10	64	64
Total originated loans	14	$150	$150
Acquired loans:
Residential real estate
1-4 family residential	2	24	24
Consumer	1	29	29
Total acquired loans	3	$53	$53
Total loans	17	$203	$203

		Pre-Modification	Post-Modification
Six Months Ended June 30, 2017	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	7	$300	$303
Home equity lines of credit	8	164	164
Indirect	14	80	80
Total originated loans	29	$544	$547
Acquired loans:
Residential real estate
1-4 family residential	2	24	24
Home equity lines of credit	1	57	57
Consumer	1	29	29
Total acquired loans	4	$110	$110
Total loans	33	$654	$657

		Pre-Modification	Post-Modification
Three Months Ended June 30, 2016	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	3	$188	$188
Indirect	5	37	37
Total originated loans	8	$225	$225
Acquired loans:
Residential real estate
1-4 family residential	2	68	68
Total loans	10	$293	$293

		Pre-Modification	Post-Modification
Six Months Ended June 30, 2016	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	6	$235	$236
Indirect	13	114	114
Total originated loans	19	$349	$350
Acquired loans:
Residential real estate
1-4 family residential	2	68	68
Consumer	1	33	33
Total acquired loans	3	$101	$101
Total loans	22	$450	$451

There were $17 thousand and $30 thousand in charge offs and a $17 thousand and $30 thousand increase to the provision for loan losses during the three and six month period ended June 30, 2017, as a result of troubled debt restructurings.  There were $316 thousand and $327 thousand in charge offs during the three and six month periods ended June 30, 2016, respectively. There was no increase to the provision for loan losses during the three month period ended June 30, 2016 and an $11 thousand increase to the provision during the six month period ended June 30, 2016, as a result of troubled debt restructuring.

There were no loans for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and six month period ended June 30, 2017.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were two commercial loans, one residential real estate loan and one home equity line of credit for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and six month periods ended June 30, 2016.  The two commercial loans were past due at June 30, 2016.  There was no provision recorded as a result of the defaults during 2016.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
June 30, 2017
Originated loans:
Commercial real estate
Owner occupied	$122,180	$473	$1,653	$124,306
Non-owner occupied	181,833	446	154	182,433
Farmland	50,717	46	51	50,814
Other	77,564	362	258	78,184
Commercial
Commercial and industrial	181,499	1,977	1,021	184,497
Agricultural	30,151	25	270	30,446
Total originated loans	$643,944	$3,329	$3,407	$650,680
Acquired loans:
Commercial real estate
Owner occupied	$54,121	$486	$1,724	$56,331
Non-owner occupied	20,215	388	351	20,954
Farmland	47,114	0	771	47,885
Other	12,813	574	114	13,501
Commercial
Commercial and industrial	28,591	50	2,180	30,821
Agricultural	12,680	396	500	13,576
Total acquired loans	$175,534	$1,894	$5,640	$183,068
Total loans	$819,478	$5,223	$9,047	$833,748

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2016
Originated loans:
Commercial real estate
Owner occupied	$106,448	$490	$2,495	$109,433
Non-owner occupied	162,465	522	2,461	165,448
Farmland	34,057	0	58	34,115
Other	69,947	325	270	70,542
Commercial
Commercial and industrial	167,062	2,720	950	170,732
Agricultural	24,395	253	25	24,673
Total originated loans	$564,374	$4,310	$6,259	$574,943
Acquired loans:
Commercial real estate
Owner occupied	$58,655	$707	$1,566	$60,928
Non-owner occupied	23,577	1,195	177	24,949
Farmland	53,039	0	1,165	54,204
Other	14,060	464	142	14,666
Commercial
Commercial and industrial	30,543	311	2,772	33,626
Agricultural	14,856	685	483	16,024
Total acquired loans	$194,730	$3,362	$6,305	$204,397
Total loans	$759,104	$7,672	$12,564	$779,340

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at June 30, 2017, there were $236 thousand of other real estate owned properties and $748 thousand of properties in foreclosure.  Other real estate owned and foreclosure properties were $357 thousand and $371 thousand at December 31, 2016, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2017 and December 31, 2016.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
June 30, 2017
Originated loans:
Performing	$244,018	$65,517	$171,652	$28,148	$8,065
Nonperforming	2,204	554	578	42	0
Total originated loans	$246,222	$66,071	$172,230	$28,190	$8,065
Acquired loans:
Performing	$101,167	$31,242	$0	$17,265	$129
Nonperforming	526	253	0	165	0
Total acquired loans	101,693	31,495	0	17,430	129
Total loans	$347,915	$97,566	$172,230	$45,620	$8,194

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2016
Originated loans:
Performing	$221,476	$59,362	$160,977	$26,772	$7,596
Nonperforming	2,224	320	736	74	16
Total originated loans	$223,700	$59,682	$161,713	$26,846	$7,612
Acquired loans:
Performing	$111,087	$34,567	$0	$21,498	$247
Nonperforming	931	228	0	184	0
Total acquired loans	112,018	34,795	0	21,682	247
Total loans	$335,718	$94,477	$161,713	$48,528	$7,859

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

Summary information about these interest-rate swaps at periods ended June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
Notional amounts (In thousands)	$31,542	$34,360
Weighted average pay rate on interest-rate swaps	4.37%	4.34%
Weighted average receive rate on interest-rate swaps	3.51%	3.04%
Weighted average maturity (years)	4.5	4.8
Fair value of combined interest-rate swaps (In thousands)	$587	$685

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month and six month periods ended June 30, 2017 and 2016 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic EPS
Net income (In thousands)	$5,710	$5,020	$11,493	$9,818
Weighted average shares outstanding	27,337,403	27,086,422	27,309,237	27,056,056
Basic earnings per share	$0.21	$0.19	$0.42	$0.36

Diluted EPS
Net income (In thousands)	$5,710	$5,020	$11,493	$9,818
Weighted average shares outstanding for basic earnings per share	27,337,403	27,086,422	27,309,237	27,056,056
Dilutive effect of restricted stock awards	57,273	18,110	61,440	14,258
Weighted average shares for diluted earnings per share	27,394,676	27,104,532	27,370,677	27,070,314
Diluted earnings per share	$0.21	$0.19	$0.42	$0.36

There were no restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2017 and 2016.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of Farmers’ executives with those of the Company’s shareholders.  There were 57,748 service time based shares and 64,993 performance based shares granted under the 2017 Plan during the six month period ended June 30, 2017, as shown in the table below.  The actual number of performance based stock awards issued will depend on certain performance conditions which are mainly average return on equity compared to a group of peer companies over a three year vesting period.

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “2012 Plan”).  The 2012 Plan permitted the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were no additional shares granted under the Plan during the six month period ended June 30, 2017 as detailed in the table below.  Any new restricted stock awards will be issued under the 2017 Plan described above.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized for both Plans was $397 thousand and $577 thousand for the three and six month periods ended June 30, 2017, respectively.  During the prior periods, the expense recognized was $200 thousand and $401 thousand for the three and six month periods ended June 30, 2016, respectively.  As of June 30, 2017, there was $3 million of total unrecognized compensation expense related to the nonvested shares granted under the Plans.  The remaining cost is expected to be recognized over 2.5 years.

The following is the activity under the Plans during the six month period ended June 30, 2017.

	Six Months Ended June 30, 2017
	2017 Incentive Plan		2012 Incentive Plan
	Maximum Awarded Units	Weighted Average Grant Date Fair Value	Maximum Awarded Units	Weighted Average Grant Date Fair Value
Beginning unvested units	0	0	499,390	$8.30
Granted	122,741	$13.67	0	0
Vested	0	0	(18,928)	7.00
Forfeited	0	0	0	0
Ending unvested units	122,741	$13.67	480,462	$8.35

Other Comprehensive Income:

The following table represents the details of other comprehensive income for the three and six month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$5,946	$(2,081)	$3,865
Reclassification adjustment for (gains) losses included in net income (1)	14	(6)	8
Net unrealized gains on available-for-sale securities	$5,960	$(2,087)	$3,873

	Three Months Ended June 30, 2016
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$5,020	$(1,759)	$3,261
Reclassification adjustment for (gains) losses included in net income (1)	(41)	14	(27)
Net unrealized gains on available-for-sale securities	$4,979	$(1,745)	$3,234

	Six Months Ended June 30, 2017
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$6,321	$(2,214)	$4,107
Reclassification adjustment for (gains) included in net income (1)	1	(1)	0
Net other comprehensive income (loss)	$6,322	$(2,215)	$4,107

	Six Months Ended June 30, 2016
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax

Unrealized holding gains on available-for-sale securities during the period	$8,377	$(2,934)	$5,443
Reclassification adjustment for (gains) losses included in net income (1)	(41)	14	(27)
Net unrealized gains on available-for-sale securities	$8,336	$(2,920)	$5,416

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and will continue through January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes as of June 30, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2017 and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at June 30, 2017 and December 31, 2016:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Common equity tier 1 capital ratio
Consolidated	$189,221	11.80%	$72,175	4.5%	N/A	N/A
Bank	178,540	11.14%	72,134	4.5%	$104,194	6.5%
Total risk based capital ratio
Consolidated	203,152	12.67%	128,311	8.0%	N/A	N/A
Bank	190,286	11.87%	128,239	8.0%	160,298	10.0%
Tier I risk based capital ratio
Consolidated	191,406	11.93%	96,233	6.0%	N/A	N/A
Bank	178,540	11.14%	96,179	6.0%	128,239	8.0%
Tier I leverage ratio
Consolidated	191,406	9.47%	80,833	4.0%	N/A	N/A
Bank	178,540	8.91%	80,144	4.0%	100,181	5.0%

December 31, 2016
Common equity tier 1 capital ratio
Consolidated	$180,475	11.69%	$69,474	4.5%	N/A	N/A
Bank	171,064	11.12%	69,244	4.5%	$100,020	6.5%
Total risk based capital ratio
Consolidated	193,487	12.53%	123,509	8.0%	N/A	N/A
Bank	181,916	11.82%	123,101	8.0%	153,877	10.0%
Tier I risk based capital ratio
Consolidated	182,635	11.83%	92,632	6.0%	N/A	N/A
Bank	171,064	11.12%	92,326	6.0%	123,101	8.0%
Tier I leverage ratio
Consolidated	182,635	9.41%	77,596	4.0%	N/A	N/A
Bank	171,064	8.91%	76,792	4.0%	95,990	5.0%

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

Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended June 30, 2017 and for the year ended December 31, 2016, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2017 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$5,461	$0	$5,461	$0
State and political subdivisions	178,168	0	178,168	0
Corporate bonds	1,241	0	1,241	0
Mortgage-backed securities-residential	171,756	0	171,746	10
Collateralized mortgage obligations	19,097	0	19,097	0
Small Business Administration	15,551	0	15,551	0
Equity securities	354	354	0	0
Total investment securities	$391,628	$354	$391,264	$10
Loan yield maintenance provisions	$587	$0	$587	$0
Financial Liabilities
Interest rate swaps	$587	$0	$587	$0

	Fair Value Measurements at December 31, 2016 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$5,921	$0	$5,921	$0
State and political subdivisions	155,303	0	155,303	0
Corporate bonds	1,339	0	1,339	0
Mortgage-backed securities-residential	169,682	0	169,670	12
Collateralized mortgage obligations	20,693	0	20,693	0
Small Business Administration	16,706	0	16,706	0
Equity securities	351	351	0	0
Total investment securities	$369,995	$351	$369,632	$12
Loan yield maintenance provisions	$685	$0	$685	$0
Financial Liabilities
Interest rate swaps	$685	$0	$685	$0

There were no significant transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2017 and 2016.  For additional information related to yield maintenance provisions and interest rate swaps see Interest –Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended June 30,		Six Months ended June 30,
(In Thousands of Dollars)	2017	2016	2017	2016
Beginning Balance	$11	$14	$12	$15
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0	0
Transfers from level 2	0	1,806	0	1,806
Repayments, calls and maturities	(1)	0	(2)	(1)
Ending Balance	$10	$1,820	$10	$1,820

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2017 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$23	$0	$0	$23
1–4 family residential	158	0	0	158
Consumer	6	0	0	6

	Fair Value Measurements at December 31, 2016 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$23	$0	$0	$23
Farmland	339	0	0	339
Commercial
Agricultural	113	0	0	113
1–4 family residential	77	0	0	77
Consumer	2	0	0	2
Other real estate owned
1–4 family residential	16	0	0	16

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $207 thousand with a valuation allowance of $21 thousand at June 30, 2017, resulting in $153 thousand in additional provision for loan losses for the three month period.  At December 31, 2016, impaired loans had a principal balance of $727 thousand, with a valuation allowance of $173 thousand.  Loans measured at fair value at June 30, 2016 resulted in no additional provision for loan losses for the six month period ending June 30, 2016.  Excluded from the fair value of impaired loans, at June 30, 2017 and December 31, 2016, discussed above are $2.0 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended June 30, 2017 and December 31, 2016:

June 30, 2017	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$23	Sales Comparison	Adjustment for differences between comparable sales	(24.02%)
Residential	158	Sales comparison	Adjustment for differences between comparable sales	(28.20%) - 20.17% 0.48%
Consumer	6	Sales comparison	Adjustment for differences between comparable sales	(20.50%) - 20.50% 0.00%

December 31, 2016	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$23	Sales comparison	Adjustment for differences between comparable sales	(24.02%)
	339	Quoted price for loan relationship	Offer price	35.77%
Commercial	113	Quoted price for loan relationship	Offer price	34.98%
Residential	77	Sales comparison	Adjustment for differences between comparable sales	(12.97%) - 14.22% (3.38%)
Consumer	2	Sales comparison	Adjustment for differences between comparable sales	(20.00%) - 20.00% (0.00%)
Other Real Estate owned residential	16	Sales comparison	Adjustment for differences between comparable sales	(10.36%) - 17.10% (1.90%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at June 30, 2017 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$64,640	$20,717	$43,923	$0	$64,640
Restricted stock	10,475	n/a	n/a	n/a	n/a
Loans held for sale	583	0	583	0	583
Loans, net	1,493,527	0	0	1,498,659	1,498,659
Mortgage servicing rights	1,068	0	1,068	0	1,068
Accrued interest receivable	5,910	0	2,082	3,828	5,910
Financial liabilities
Deposits	1,541,003	1,301,709	236,451	0	1,538,160
Short-term borrowings	289,184	0	289,184	0	289,184
Long-term borrowings	9,643	0	9,582	0	9,582
Accrued interest payable	602	34	568	0	602

		Fair Value Measurements at December 31, 2016 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$41,778	$19,678	$22,100	$0	$41,778
Restricted stock	9,583	n/a	n/a	n/a	n/a
Loans held for sale	355	0	365	0	365
Loans, net	1,416,783	0	0	1,406,951	1,406,951
Mortgage servicing rights	854	0	854	0	854
Accrued interest receivable	5,504	0	1,924	3,580	5,504
Financial liabilities
Deposits	1,524,756	1,289,037	232,410	0	1,521,447
Short-term borrowings	198,460	0	198,460	0	198,460
Long-term borrowings	15,036	0	15,009	0	15,009
Accrued interest payable	507	35	472	0	507

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
June 30, 2017
Goodwill and other intangibles	$4,554	$37,752	$2,765	$(646)	$44,425
Total assets	$11,585	$2,069,818	$3,552	$709	$2,085,664

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2016
Goodwill and other intangibles	$4,681	$38,235	$2,884	$(646)	$45,154
Total assets	$10,980	$1,948,800	$3,528	$2,805	$1,966,113

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2017
Net interest income	$26	$18,370	$0	$(23)	$18,373
Provision for loan losses	0	950	0	0	950
Service fees, security gains and other noninterest income	1,579	4,152	399	(75)	6,055
Noninterest expense	1,266	13,074	367	169	14,876
Amortization and depreciation expense	70	743	63	12	888
Income before taxes	269	7,755	(31)	(279)	7,714
Income taxes	94	2,100	(10)	(180)	2,004
Net Income	$175	$5,655	$(21)	$(99)	$5,710

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2017
Net interest income	$52	$35,895	$0	$(43)	$35,904
Provision for loan losses	0	2,000	0	0	2,000
Service fees, security gains and other noninterest income	3,257	7,921	912	(148)	11,942
Noninterest expense	2,465	25,194	739	212	28,610
Amortization and depreciation expense	139	1,478	126	24	1,767
Income before taxes	705	15,144	47	(427)	15,469
Income taxes	246	4,037	17	(324)	3,976
Net Income	$459	$11,107	$30	$(103)	$11,493

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2016
Net interest income	$22	$16,895	$0	$(28)	$16,889
Provision for loan losses	0	990	0	0	990
Service fees, security gains and other noninterest income	1,592	3,783	496	(134)	5,737
Noninterest expense	1,161	12,063	353	599	14,176
Amortization and depreciation expense	76	465	90	(24)	607
Income before taxes	377	7,160	53	(737)	6,853
Income taxes	128	1,905	18	(218)	1,833
Net Income	$249	$5,255	$35	$(519)	$5,020

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2016
Net interest income	$42	$33,642	$0	$(48)	$33,636
Provision for loan losses	0	1,770	0	0	1,770
Service fees, security gains and other noninterest income	3,113	6,744	985	(159)	10,683
Noninterest expense	2,313	23,690	724	989	27,716
Amortization and depreciation expense	152	1,179	179	1	1,511
Income before taxes	690	13,747	82	(1,197)	13,322
Income taxes	235	3,601	28	(360)	3,504
Net Income	$455	$10,146	$54	$(837)	$9,818

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Goodwill and Intangible Assets:

Goodwill associated with the Bank’s purchase of the Bowers group in June 2016 and the Company’s purchase of NBOH in June 2015, Tri-State in October 2015, NAI in July of 2013 and Trust in 2009 totaled $37.2 million at June 30, 2017 and $37.2 million at December 31, 2016.  The Bowers group acquisition is more fully described in the Business Acquisitions footnote.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	June 30, 2017		December 31, 2016
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(4,585)	$7,210	$(4,253)
Non-compete contracts	430	(367)	430	(357)
Trade name	520	(144)	520	(113)
Core deposit intangible	5,582	(1,385)	5,582	(1,029)
Total	$13,742	$(6,481)	$13,742	$(5,752)

Aggregate amortization expense was $364 thousand and $729 for the three and six month period ended June 30, 2017.  Amortization expense was $335 and $672 thousand for the three and six months ended June 30, 2016.

Estimated amortization expense for each of the next five periods and thereafter:

2017 (Six months)	$730
2018	1,334
2019	1,222
2020	1,119
2021	1,058
Thereafter	1,798
TOTAL	$7,261

Short-term borrowings:

There were $210 million in short-term Federal Home Loan Bank Advances at June 30, 2017 with a weighted average interest rate of 1.13%.  Short-term Federal Home Loan Bank Advances were $120 million at December 31, 2016.  The Company had $78.8 million and $78.1 million in securities sold under repurchase agreements for the periods ended June 30, 2017 and December 31, 2016, respectively.  In addition, the Company had no Federal funds purchased and has a $350 thousand balance on business lines of credit with one lending institution at June 30, 2017 and December 31, 2016.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	June 30, 2017	December 31, 2016
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$5,441	$6,555
State and political subdivisions	18,322	12,304
Mortgage-backed securities - residential	49,497	52,628
Collateralized mortgage obligations - residential	5,574	6,623
Total repurchase agreements	$78,834	$78,110

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

On June 1, 2016, the Bank completed the acquisition of the Bowers group, and merged the Bowers group with Insurance, the Bank’s wholly-owned insurance agency subsidiary. Bowers will continue to operate out of its Cortland, Ohio location and will enhance the Company’s current product line up, and offer broader options of commercial, farm, home, and auto property/casualty insurance carriers to meet all the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets.  During July 2017 the first of three contingent earnout payments of cash and stock were made in the amount of $316 thousand.  Goodwill of $1.8 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill was determined not to be deductible for income tax purposes.  The fair value of other intangible assets of $1.6 million is related to client relationships, company name and noncompetition agreements.

Net income for the three months ended June 30, 2017 was $5.7 million, or $0.21 per diluted share, which compares to $5.0 million, or $0.19 per diluted share, for the three months ended June 30, 2016.  Excluding expenses related to acquisition activities, net income for the three month period would have been $5.8 million.  The Company believes that this non-GAAP financial measure provides both management and investors a more complete understanding of the underlying operational results and trends.

Net income for the six months ended June 30, 2017 was $11.5 million, or $0.42 per diluted share, compared to $9.8 million, or $0.36 per diluted share, for the same six month period in 2016.  Annualized return on average assets and return on average equity were 1.14% and 10.52%, respectively, for the six month period ending June 30, 2017, compared to 1.05% and 9.61% for the same period in 2016.  Excluding expenses related to acquisition activities, net income for the six month period would have been $11.6 million, or $0.43 per share.  Excluding these acquisition costs, the annualized return on average assets and return on average equity would have been 1.15% and 10.56% in 2017, compared to 1.08% and 9.92% in 2016, respectively.

For the three month period ending June 30, 2017, the annualized return on average assets and return on average equity were 1.11% and 10.25%, respectively, compared to 1.06% and 9.69% for the same period in 2016.  Excluding expenses related to acquisition activities, the annualized return on average assets and return on average equity for the quarter ended June 30, 2017 would have been 1.13% and 10.39%, respectively, compared to 1.09% and 9.97% for the same quarter in 2016.

Net income excluding merger related costs is a non-U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited net income excluding costs related to acquisition activities for the three and six month periods ended June 30, 2017 and 2016, reconciliations are displayed in the below table.

Reconciliation of Net Income, Excluding Costs Related to Acquisition Activities

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands of Dollars)	2017	2016	2017	2016
Income before income taxes - Reported	$7,714	$6,853	$15,469	$13,322
Acquisition Costs	104	224	166	513
Income before income taxes - Adjusted	7,818	7,077	15,635	13,835
Income tax expense	2,014	1,899	4,001	3,645
Net income - Adjusted	$5,804	$5,178	$11,634	$10,190

Total loans were $1.51 billion at June 30, 2017 compared to $1.43 billion at December 31, 2016, representing an annualized growth rate of 10.9%.  The increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline. The increase in loans has occurred across each of the major loan categories.  Loans now comprise 77.6% of the Bank's second quarter average earning assets at June 30, 2017, an improvement compared to 76.2% at the same time in 2016.  This improvement along with the growth in earning assets organically and through merger activity has resulted in an 11% increase in tax equated loan income from the second quarter of 2017 to the same quarter in 2016.

Non-performing assets to total assets remain at a low level, currently at 0.32%.  Early stage delinquencies also continue to remain at low levels, at $7.1 million, or 0.47% of total loans, at June 30, 2017.  Net charge-offs for the current quarter were $523 thousand, compared to $660 thousand in the same quarter in 2016 and net charge-offs as a percentage of average net loans outstanding is only 0.14% for the quarter ended June 30, 2017.  Lending to the energy sector is insignificant and less than 1% of the loan portfolio.

The net interest margin for the three months ended June 30, 2017 was 4.05%, a 1 basis point decrease from the quarter ended June 30, 2016.  In comparing the second quarter of 2017 to the same period in 2016, asset yields increased 11 basis points, while the cost of interest-bearing liabilities increased 14 basis points.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in the NBOH and Tri-State mergers, which increased the net interest margin by 2 and 9 basis points for the quarters ended June 30, 2017 and 2016, respectively.

The net interest margin for the six months ended June 30, 2017 was 4.03%, a 4 basis point decrease from the six month period ended June 30, 2016.  Excluding the amortization of premium on time deposits and FHLB advances along with the accretion of the loan portfolio discount, the net interest margin would have been 3 basis points lower or 4.00% for the six month period ended June 30, 2017.

Noninterest income increased 5.5% to $6.1 million for the quarter ended June 30, 2017 compared to $5.7 million for the same quarter in 2016.  Gains on the sale of mortgage loans increased $351 thousand, or 65% in the current year’s quarter compared to the same quarter in 2016.  Insurance agency commissions increased $379 thousand in comparing the same two quarters due mainly to the acquisition of the Bowers Group.  Debit card and EFT fees increased $179 thousand or 27.3% in comparing the second quarter of 2017 to the same quarter in 2016.  Other operating income is down $286 thousand in the quarter ended June 30, 2017 compared to the same quarter in 2016, mainly as a result of a $262 thousand gain on the sale of land that was recognized during the second quarter of 2016.

Farmers remains committed to managing its level of noninterest expenses.  Total noninterest expenses for the second quarter of 2017 increased to $15.8 million compared to $14.8 million in the same quarter in 2016, primarily as a result of an increase in salaries and employee benefits of $1.1 million, offset by a $156 thousand decrease in other operating expenses and a $120 thousand decrease in merger related costs.  It is important to note that annualized noninterest expenses measured as a percentage of quarterly average assets decreased from 3.13% in the second quarter of 2016 to 3.08% in the second quarter of 2017.

The efficiency ratio for the quarter ended June 30, 2017 improved to 60.8% compared to 62.6% for the same quarter in 2016. The main factors leading to this improvement were the increase in net interest income and noninterest income, the decrease in merger related costs, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraphs.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three and six month periods ended June 30, 2017 and 2016:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In Thousands, except Per Share Data)	2017	2016	2017	2016
Total Assets	$2,085,664	$1,925,119	$2,085,664	$1,925,119
Net Income	$5,710	$5,020	$11,493	$9,818
Basic and Diluted Earnings Per Share	$0.21	$0.19	$0.42	$0.36
Return on Average Assets (Annualized)	1.11%	1.06%	1.14%	1.05%
Return on Average Equity (Annualized)	10.25%	9.69%	10.52%	9.61%
Efficiency Ratio (tax equivalent basis) (1)	60.79%	62.60%	59.81%	62.63%
Equity to Asset Ratio	10.87%	11.04%	10.87%	11.04%
Tangible Common Equity Ratio (2)	8.93%	8.87%	8.93%	8.87%
Dividends to Net Income	23.70%	21.57%	23.55%	22.00%
Net Loans to Assets	71.61%	70.06%	71.61%	70.06%
Loans to Deposits	97.68%	93.85%	97.68%	93.85%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non-U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of June 30, 2017 and 2016, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	June 30,	December 31,	June 30,
(In Thousands of Dollars)	2017	2016	2016
Stockholders' Equity	$226,687	$213,216	$212,491
Less Goodwill and Other Intangibles	44,425	45,154	45,718
Tangible Common Equity	182,262	168,062	166,773
Period End Outstanding Shares	27,067	27,048	27,048
Tangible Book Value	$6.73	$6.21	$6.17

Reconciliation of Total Assets to Tangible Assets

	June 30,	December 31,	June 30,
(In Thousands of Dollars)	2017	2016	2016
Total Assets	$2,085,664	$1,966,113	$1,925,119
Less Goodwill and Other Intangibles	44,425	45,154	45,718
Tangible Assets	$2,041,239	$1,920,959	$1,879,401

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,472,575	$17,572	4.79%	$1,320,777	$15,787	4.79%
Taxable securities (4)	216,414	1,265	2.34	246,590	1,288	2.10
Tax-exempt securities (4) (6)	164,369	1,791	4.37	129,772	1,377	4.26
Equity securities (2)	10,216	123	4.83	9,637	113	4.70
Federal funds sold and other	33,053	82	1.00	26,137	27	0.41
TOTAL EARNING ASSETS	1,896,627	20,833	4.41	1,732,913	18,592	4.30
NONEARNING ASSETS
Cash and due from banks	36,449			33,911
Premises and equipment	23,194			24,079
Allowance for loan losses	(11,371)			(9,289)
Unrealized gains (losses) on securities	(1,226)			4,782
Other assets (3)	112,085			110,672
TOTAL ASSETS	$2,055,758			$1,897,068

INTEREST-BEARING LIABILITIES
Time deposits	$234,952	$652	1.11%	$249,491	$472	0.76%
Savings deposits	526,398	183	0.14	540,251	159	0.12
Demand deposits	399,413	281	0.28	323,869	162	0.20
Short term borrowings	271,313	501	0.74	208,660	144	0.28
Long term borrowings	9,705	52	2.15	20,746	124	2.40
TOTAL INTEREST-BEARING LIABILITIES	1,441,781	1,669	0.46	1,343,017	1,061	0.32

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	378,499			334,007
Other liabilities	11,934			12,268
Stockholders' equity	223,544			207,776
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,055,758			$1,897,068
Net interest income and interest rate spread		$19,164	3.95%		$17,531	3.98%
Net interest margin			4.05%			4.06%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $941 thousand and $1.1 million for 2017 and 2016, respectively, and is reduced by amortization of $678 thousand and $587 thousand for 2017 and 2016, respectively.

(6)

For 2017, adjustments of $170 thousand and $621 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2016, adjustments of $164 thousand and $478 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,454,599	$34,210	4.74%	$1,306,617	$31,217	4.80%
Taxable securities (4)	214,076	2,383	2.24	253,635	2,725	2.16
Tax-exempt securities (4) (6)	158,674	3,430	4.36	129,149	2,733	4.26
Equity securities (2) (6)	10,071	238	4.77	9,599	226	4.73
Federal funds sold and other	33,637	145	0.87	27,340	65	0.48
TOTAL EARNING ASSETS	1,871,057	40,406	4.35	1,726,340	36,966	4.31
NONEARNING ASSETS
Cash and due from banks	31,904			34,164
Premises and equipment	23,238			24,153
Allowance for loan losses	(11,150)			(9,183)
Unrealized gains (losses) on securities	(2,766)			3,933
Other assets (3)	113,656			109,901
TOTAL ASSETS	$2,025,939			$1,889,308

INTEREST-BEARING LIABILITIES
Time deposits	$235,036	$1,152	0.99%	$246,219	$881	0.72%
Savings deposits	523,257	353	0.14	536,543	310	0.12
Demand deposits	392,049	525	0.27	320,691	309	0.19
Short term borrowings	260,469	828	0.64	212,068	319	0.30
Long term borrowings	10,991	130	2.39	21,384	242	2.28
TOTAL INTEREST-BEARING LIABILITIES	1,421,802	2,988	0.42	1,336,905	2,061	0.31

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	370,790			334,296
Other liabilities	13,039			12,700
Stockholders' equity	220,308			205,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,025,939			$1,889,308
Net interest income and interest rate spread		$37,418	3.93%		$34,905	4.00%
Net interest margin			4.03%			4.07%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $1.9 million and $2.0 million for 2017 and 2016, respectively, and is reduced by amortization of $1.3 million and $1.2 million for 2017 and 2016, respectively.
(6)

For 2017, adjustments of $325 thousand and $1.2 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2016, adjustments of $324 thousand and $945 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net Interest Income.  Tax equivalent net interest income was $19.2 million for the second quarter of 2017 compared to $17.5 million for the same period in 2016.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 1 basis point to 4.05% for the three months ended June 30, 2017, compared to 4.06% for the same three month period in the prior year.  In comparing the quarters ended June 30, 2017 and 2016, yields on earning assets increased 11 basis points, while the cost of interest bearing liabilities increased 14 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates as the Federal Reserve Bank continues to raise the federal funds interest rate.  Excluding the amortization of premium on time deposits and Federal Home Loan Bank (“FHLB”) advances along with the accretion of the loan portfolio discount, the net interest margin would have been 2 basis points lower for the quarter ended June 30, 2017.

Tax equivalent net interest income was $37.4 million for the six month period ended June 30, 2017, compared to $34.9 million for the same period in 2016.  The annualized net interest margin to average earning assets on a fully taxable equivalent basis decreased 4 basis points to 4.03% for the six months ended June 30, 2017, compared to 4.07% for the same six month period in the prior year.  Excluding the amortization of premium on time deposits and Federal Home Loan Bank (“FHLB”) advances along with the accretion of the loan portfolio discount, the net interest margin would have been 3 basis points lower for the six month period ended June 30, 2017.

Noninterest Income.  Noninterest income increased 5.5% to $6.1 million for the quarter ended June 30, 2017 compared to $5.7 million in 2016.  Insurance agency commissions increased $379 thousand for the three month period ended June 30, 2017 compared to the three month period in 2016.  Most of this increase is related to the acquisition of the Bowers group insurance agency in June of 2016.  Gains on the sale of mortgage loans increased $351 thousand or 65% and debit card and EFT fees increased $179 thousand, or 27.3%, in comparing the same two quarters.

Noninterest income for the six months ended June 30, 2017 was $11.9 million, compared to $10.7 million during the same period in 2016.  The increase was the result of many of the same factors affecting the quarterly numbers.  Gains on sale of mortgage loans increased from $942 thousand for the six month period ended June 30, 2016 to $1.5 million for the current year six month period ended June 30, 2017.  Most of the gains on sale increase can be attributed to the established secondary mortgage team along with favorable mortgage interest rates.  Debit card fee income increased $206 thousand for the six month period ended June 30, 2017 compared to the same period in 2016.  Insurance agency commissions increased $914 thousand or 211.6% compared to the same six month period in 2016, mainly the result of the Bowers group acquisition.

Noninterest Expense.  Noninterest expense totaled $15.8 million for the three month period ended June 30, 2017, which was $981 thousand or 6.6% more than the $14.8 million during the same quarter in 2016.  Excluding merger related expense and the nonrecurring litigation expense in the three month periods ended June 30, 2017 and 2016, noninterest expenses would have increased $826 thousand in the current year quarter.  The increase is primarily the result of increased levels of expense due to the acquisition of the Bowers group on June 1, 2016.  Although the additional costs were spread over most expense categories, salaries and employee benefits increased 14.4%, or $1.1 million, during the current quarter compared to the same quarter in 2016.  Annualized salaries and employee benefits as a percent of quarterly average assets increase slightly from 1.64% in the second quarter of 2016 to 1.73% in the second quarter of 2017.

Noninterest expense for the six months ended June 30, 2017 were $30.4 million, compared to $29.2 million for the same period in 2016, representing an increase of $1.2 million, or 3.9%.  The majority of the increase was the result of a $1.8 million increase in salaries and employee benefits as mentioned above, offset by a decrease of $579 thousand in other operating expenses.

The Company’s tax equivalent efficiency ratio for the three month period ended June 30, 2017 was 60.79% compared to 62.60% for the same period in 2016.  The positive change in the efficiency ratio was the result of decreased merger related costs and the stabilization of non-interest expenses, supplemented by the improvements to net interest income and noninterest income.

The tax equivalent efficiency ratio for the six month period ended June 30, 2017 was 59.81% compared to 62.63% for the six month period ended June 30, 2016.  Management has continued to focus on increasing the levels of noninterest income and reducing the level of noninterest expenses.

Income Taxes.  Income tax expense totaled $2.0 million for the quarter ended June 30, 2017 and $1.8 million for the quarter ended June 30, 2016.  The effective tax rate for the three month period ended June 30, 2017 was 26.0% compared to the effective tax rate of 26.7% for the same period in 2016.  Management continues to seek out additional tax exempt earning assets to help reduce the level of income tax liability.

Income tax expense was $4.0 million for the first six months of 2017 and $3.5 million for the first six months of 2016.  The effective tax rate for the six month period of 2017 was 25.7%, compared to 26.3% for the same period in 2016.

Other Comprehensive Income.  For the quarter ended June 30, 2017, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $3.9 million, compared to an unrealized gain of $3.2 million for the same period in 2016.  The increase in fair value of securities for the three month period ended June 30, 2017 was the main factor in the other comprehensive income increase.

For the six months of 2017, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $4.1 million, compared to an unrealized gain of $5.4 million for the same period in 2016.  The increase in fair value of securities for the six month period ended June 30, 2017 is the result of the market’s reaction to projected long term interest rates.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $22.9 million during the first six months of 2017 from $41.8 million to $64.6 million.  The increase in the cash balance is part of the normal fluctuations on the Company’s $2.086 billion balance sheet.  There are $7.0 million in security purchases that will settle in early July 2017 that will reduce the cash balance.  After those settlements, the Company expects the levels to remain relatively steady over the next few months.

Securities.  Securities available-for-sale increased by $21.6 million since December 31, 2016.  The Company intends to maintain the securities portfolio’s current level, as a percentage of total assets, during the remaining months of 2017.

Loans.  Gross loans increased $77.6 million since December 31, 2016.  The increase in loans has occurred across each of the major loan categories.  The Bank utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio.  The increase in loan balances along with a steady rate of return on the portfolio help the current quarter’s tax equated loan income to improve by $1.8 million compared to the same quarter in 2016.

The average tax equivalent interest rate on the loan portfolio was 4.74% for the six month period ended June 30, 2017 compared to 4.80% for the same period in 2016.  The increase in loan balances was enough to overcome the lower rate of return on the portfolio and helped the current six month period’s tax equated loan income improve by $3.0 million from $31.2 million for the six month period ended June 30, 2016 compared to $34.2 million for the period ended June 30, 2017.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below for quarters prior to the current quarter ended June 30, 2017.  Recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Nonperforming loans	$6,355	$6,553	$8,170	$8,003	$8,360
Nonperforming loans as a % of total loans	0.42%	0.45%	0.58%	0.57%	0.62%
Loans delinquent 30-89 days	$7,052	$8,258	$12,746	$10,987	$11,371
Loans delinquent 30-89 days as a % of total loans	0.47%	0.56%	0.89%	0.79%	0.84%
Allowance for loan losses	$11,746	$11,319	$10,852	$10,518	$9,720
Allowance for loan losses as a % of loans	0.78%	0.77%	0.76%	0.75%	0.72%
Allowance for loan losses as a % of non-acquired loans	1.00%	1.02%	1.03%	1.05%	1.04%
Allowance for loan losses as a % of nonperforming loans	184.83%	172.73%	132.82%	131.43%	116.27%
Annualized net charge-offs to average net loans outstanding	0.14%	0.16%	0.20%	0.09%	0.20%
Non-performing assets	$6,591	$6,871	$8,652	$8,509	$8,932
Non-performing assets as a % of total assets	0.32%	0.34%	0.44%	0.43%	0.46%
Net charge-offs for the quarter	$523	$583	$656	$312	$660

For the three months ended June 30, 2017, management recorded a $950 thousand provision for loan losses, compared to providing $990 thousand over the same three month period in the prior year.  The smaller provision for the current quarter was mainly a result of reduced charge-offs compared prior year same quarter and an effort to maintain a consistent environmental segment of the allowance for loan losses.  For the six month periods ended June 30, 2017 and 2016 the provision recorded was $2.0 million and $1.8 million, respectively.  The larger provision for the six month period ended June 30, 2017 was mainly a result of the growth in the portfolio. Loan growth over the first six months of 2017 was 10.9% on an annualized basis.  The allowance for loan losses as a percentage of the total loan portfolio was 0.78% at June 30, 2017 compared to 0.72% at June 30, 2016.  The loan portfolios acquired at fair market value during the NBOH and Tri-State mergers were recorded without an associated allowance for loan losses during 2015.  When the acquired loans are excluded, the ratio of allowance for loan losses to total non-acquired loans is 1.00% at June 30, 2017 compared to 1.04% at June 30, 2016.  Early stage delinquencies as a percentage of total loans decreased from 0.84% at June 30, 2016 to 0.47% at June 30, 2017 and non-performing loans as a percentage of total loans decreased from 0.62% at June 30, 2016 to 0.42% at June 30, 2017.  With the reduction in the percentage of non-performing loans to total loans as compared to June 30, 2016 the percentage of the allowance for loan losses to non-performing loans increased from 116.27% at June 30, 2016 to 184.83% at June 30, 2017.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at June 30, 2017 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $16.2 million from December 31, 2016 to June 30, 2017, for a balance of $1.5 billion.  The increase in deposits is the result of the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin during the first six months of 2017.  Non-interest bearing demand deposits increased and interest bearing deposits decreased between December 31, 2016 and June 30, 2017.  Non-interest bearing deposits increased by $20.7 million or 5.6% during the six month period and were offset by decreases in interest bearing deposits.   Interest bearing accounts decreased $4.5 million or 0.4% during the first six months of 2017.  The main driver in the decrease was money market accounts which decreased from $312.7 million at December 31, 2016 to $282.8 million at June 30, 2017, a decrease of 9.5%.  Customers moved short term liquid money to longer term certificate of deposit as rate offerings increased.  The Company’s strategy is to grow deposit balances, to help supply the needs of the growing loan portfolio, while pricing deposit rates to remain competitive within the market.  At June 30, 2017, core deposits (which include savings and money market accounts), time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 97.1% of total deposits.

Borrowings.  Total borrowing balances increased 40.0% from $213.5 million at December 31, 2016 to $298.8 million at June 30, 2017.  During the six month period ended June 30, 2017 the Company added $90 million in net short-term FHLB advances.  The increase in borrowings is to help fund loan portfolio growth and to maintain the security portfolio’s current balance as a percentage of total assets.

Capital Resources.  Total stockholders’ equity increased $13.5 million, or 6.3%, during the six month period ended June 30, 2017.  The increase is due to the net income addition to retained earnings less the amount of dividends paid.  Shareholders received $0.05 per share in cash dividends in each of the first two quarters of 2017, which is a 25% increase over the $0.04 paid each quarter in 2016.  Book value per share increased from $7.88 per share at December 31, 2016 to $8.38 per share at June 30, 2017.  The Company’s tangible book value per share also increased, from $6.21 per share at December 31, 2016 to $6.73 per share at June 30, 2017.  The increases in book value and tangible book value per share were also the result of increase to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in from January 1, 2015 through January 1, 2019.  The Company must hold a capital conservation buffer of 1.25% above adequately capitalized risk-based capital ratios during 2017.  At June 30, 2017 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 11.8%, total risk-based capital ratio stood at 12.67%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 11.93% and 9.47%, respectively, at June 30, 2017.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2017.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At June 30, 2017, these lines of credit totaled $25 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million.  The outstanding balance at June 30, 2017 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of June 30, 2017, the Bank had outstanding balances with the FHLB of $217.5 million with additional borrowing capacity of approximately $63.8 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first six months of 2017, net cash used by investing activities amounted to $90.1 million, compared to $37.4 million used in the same period in 2016.  Loan originations were robust and used $78.8 million during the first six months of 2017 compared to the $62.9 million used during the same period in 2016. The cash used in investing activities during this period can be attributed to the strong lending activity in most of the loan types. Proceeds from the sale of securities available for sale were $54.5 million for the quarter ended June 30, 2017 compared to $9.2 million during the first six months of 2016.  Conversely, purchases of securities available for sale amounted to $87.2 million used during the first six months of 2017 compared to $12.3 million used during the same period in 2016.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $99.0 million for the period ended June 30, 2017, compared to $36.0 million provided in financing activities for the same period in 2016.  There were large swings in two line items during the six month period ended June 30, 2017 compared to the same period last year: changes in short term borrowings provided $90.7 million in the six month period ended June 30, 2017, compared to providing $2.3 million during the six month period ended June 30, 2016, and there was also $2.4 million used from long-term borrowing repayments in the six month period ended June 30, 2016 compared to $5.4 million used in the same period this year.  Deposits provided $16.2 million compared to $38.4 million provided during the six month periods ended June 30, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $313.7 million at June 30, 2017 and $321.9 at December 31, 2016.  Additionally, the Company has committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At June 30, 2017 the Company had invested $3.8 million in these funds.

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

Changes In Interest Rate (basis points)	June 30, 2017 Result	December 31, 2016 Result	ALCO Guidelines
Net Interest Income Change
+300	-2.1%	-0.1%	15%
+200	-1.2%	0.2%	10%
+100	-0.6%	0.3%	5%
-100	-2.8%	-3.4%	5%
Net Present Value Of Equity Change
+300	-4.5%	-1.3%	20%
+200	-0.6%	0.6%	15%
+100	1.0%	1.4%	10%
-100	-7.4%	-0.4%	10%

The results of the simulations indicate that all interest rate change results fall within internal limits established by the Company at June 30, 2017.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. There were no shares purchased during the three month period ended June 30, 2017.  There are 245,866 shares that may still be repurchased under this program.

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

10.1	Farmers National Banc Corp. 2017 Equity Incentive Plan (filed herewith).

10.2	Farmers National Banc Corp. 2017 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (filed herewith).

10.3	Farmers National Banc Corp. 2017 Form of Performance-Based Cash Award Agreement under Long-Term Incentive Plan (filed herewith).

10.4	Farmers National Banc Corp. 2017 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (filed herewith).

10.5	Farmers National Banc Corp. 2017 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 8, 2017

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 8, 2017

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer