Form 10-Q
period 2017-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2017-11-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, No Par Value	27,544,048 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$22,510	$19,678
Federal funds sold and other	61,496	22,100
TOTAL CASH AND CASH EQUIVALENTS	84,006	41,778
Securities available for sale	395,235	369,995
Loans held for sale	502	355
Loans	1,551,437	1,427,635
Less allowance for loan losses	12,104	10,852
NET LOANS	1,539,333	1,416,783
Premises and equipment, net	22,596	23,225
Goodwill	38,201	37,164
Other intangibles	7,554	7,990
Bank owned life insurance	33,633	30,048
Other assets	40,965	38,775
TOTAL ASSETS	$2,162,025	$1,966,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$413,991	$366,870
Interest-bearing	1,195,533	1,157,886
TOTAL DEPOSITS	1,609,524	1,524,756
Short-term borrowings	286,088	198,460
Long-term borrowings	9,182	15,036
Other liabilities	19,348	14,645
TOTAL LIABILITIES	1,924,142	1,752,897
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 28,179,598 in 2017 and 27,713,811 in 2016	185,910	178,317
Retained earnings	55,731	42,547
Accumulated other comprehensive income (loss)	876	(2,791)
Treasury stock, at cost; 635,550 shares in 2017 and 666,147 in 2016	(4,634)	(4,857)
TOTAL STOCKHOLDERS' EQUITY	237,883	213,216
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,162,025	$1,966,113

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
INTEREST AND DIVIDEND INCOME
Loans, including fees	$17,786	$16,048	$51,671	$46,941
Taxable securities	1,271	1,160	3,654	3,885
Tax exempt securities	1,232	893	3,473	2,681
Dividends	136	177	374	403
Federal funds sold and other interest income	126	54	271	119
TOTAL INTEREST AND DIVIDEND INCOME	20,551	18,332	59,443	54,029
INTEREST EXPENSE
Deposits	1,182	858	3,213	2,358
Short-term borrowings	644	166	1,472	485
Long-term borrowings	50	115	179	357
TOTAL INTEREST EXPENSE	1,876	1,139	4,864	3,200
NET INTEREST INCOME	18,675	17,193	54,579	50,829
Provision for loan losses	950	1,110	2,950	2,880
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,725	16,083	51,629	47,949
NONINTEREST INCOME
Service charges on deposit accounts	1,077	1,057	3,017	2,979
Bank owned life insurance income	193	194	585	608
Trust fees	1,608	1,693	4,809	4,753
Insurance agency commissions	531	569	1,877	1,001
Security gains (losses)	0	31	(1)	72
Retirement plan consulting fees	480	561	1,392	1,546
Investment commissions	184	308	659	900
Net gains on sale of loans	758	1,063	2,256	2,005
Debit card and EFT fees	770	653	2,259	1,936
Other operating income	457	356	1,147	1,368
TOTAL NONINTEREST INCOME	6,058	6,485	18,000	17,168
NONINTEREST EXPENSES
Salaries and employee benefits	8,922	8,366	26,062	23,660
Occupancy and equipment	1,546	1,587	4,764	4,867
State and local taxes	436	394	1,277	1,181
Professional fees	726	671	2,248	1,954
Merger related costs	270	31	436	544
Advertising	405	383	966	1,091
FDIC insurance	235	287	704	856
Intangible amortization	379	421	1,108	1,093
Core processing charges	702	738	2,074	1,956
Telephone and data	249	206	732	655
Other operating expenses	1,921	2,141	5,797	6,595
TOTAL NONINTEREST EXPENSES	15,791	15,225	46,168	44,452
INCOME BEFORE INCOME TAXES	7,992	7,343	23,461	20,665
INCOME TAXES	2,009	1,967	5,985	5,471
NET INCOME	$5,983	$5,376	$17,476	$15,194
EARNINGS PER SHARE - basic and diluted	$0.22	$0.20	$0.64	$0.56

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
NET INCOME	$5,983	$5,376	$17,476	$15,194
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	(679)	(2,350)	5,642	6,021
Reclassification adjustment for (gains) losses realized in income	0	(31)	1	(72)
Net unrealized holding gains (losses)	(679)	(2,381)	5,643	5,949
Income tax effect	239	833	(1,976)	(2,081)
Other comprehensive income (loss), net of tax	(440)	(1,548)	3,667	3,868
TOTAL COMPREHENSIVE INCOME	$5,543	$3,828	$21,143	$19,062

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(In Thousands of Dollars)
(Unaudited)	For the Nine Months Ended Sept. 30, 2017
COMMON STOCK
Beginning balance	$178,317
Issued 18,928 shares under the Long Term Incentive Plan	(133)
Issued 465,787 shares as part of a business combination	6,358
Stock compensation expense for 608,774 unvested shares	1,368
Ending balance	185,910

RETAINED EARNINGS
Beginning balance	42,547
Net income	17,476
Decrease as a result of shares issued under the Long Term Incentive Plan	(5)
Increase is the result of a contingent payment as part of a business combination	73
Dividends declared at $.16 per share	(4,360)
Ending balance	55,731

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	(2,791)
Other comprehensive income	3,667
Ending balance	876

TREASURY STOCK, AT COST
Beginning balance	(4,857)
Issued 18,928 shares under the Long Term Incentive Plan	138
Issued 11,669 shares in contingent payments as part of a business combination	85
Ending balance	(4,634)
TOTAL STOCKHOLDERS' EQUITY	$237,883

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Nine Months Ended
(Unaudited)	Sept 30, 2017	Sept 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,476	$15,194
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,950	2,880
Depreciation and amortization	2,343	2,745
Net amortization of securities	1,398	1,677
Security (gains) losses	1	(72)
(Gain) loss on land and building sales, net	53	(238)
Stock compensation expense	1,368	602
(Gain) loss on sale of other real estate owned	(24)	240
Earnings on bank owned life insurance	(585)	(608)
Origination of loans held for sale	(46,518)	(48,165)
Proceeds from loans held for sale	48,627	49,791
Net gains on sale of loans	(2,256)	(2,005)
Net change in other assets and liabilities	(3,603)	(8,221)
NET CASH FROM OPERATING ACTIVITIES	21,230	13,820
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	32,722	46,483
Proceeds from sales of securities available for sale	54,493	11,480
Purchases of securities available for sale	(100,251)	(26,848)
Purchase of restricted stock	(790)	0
Loan originations and payments, net	(106,311)	(100,396)
Proceeds from sale of other real estate owned	567	497
Purchase of bank owned life insurance	(3,000)	0
Proceeds from land and building sales	0	479
Additions to premises and equipment	(567)	(512)
Net cash (paid) received in business combinations	16,519	(1,073)
NET CASH FROM INVESTING ACTIVITIES	(106,618)	(69,890)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	50,239	83,118
Net change in short-term borrowings	87,628	(9,307)
Repayment of long-term borrowings	(5,891)	(2,971)
Cash dividends paid	(4,360)	(3,244)
Repurchase of common shares	0	(168)
NET CASH FROM FINANCING ACTIVITIES	127,616	67,428
NET CHANGE IN CASH AND CASH EQUIVALENTS	42,228	11,358
Beginning cash and cash equivalents	41,778	56,014
Ending cash and cash equivalents	$84,006	$67,372
Supplemental cash flow information:
Interest paid	$4,675	$3,196
Income taxes paid	$6,200	$6,800
Supplemental noncash disclosures:
Transfer of loans to other real estate	$207	$301
Security purchases not settled	$4,902	$1,176
Issuance of stock awards	$138	$0
Issuance of stock for business combinations	$6,443	$1,138

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended.  The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”).  The Bank acquired Bowers Insurance Agency, Inc. (“Bowers”) and consolidated the activity of the Bowers with Farmers National Insurance (“Insurance”) during 2016.  The Company acquired Monitor Bancorp, Inc. (“Monitor”), the holding company for Monitor Bank in August of 2017 and First National Bank of Orrville (“First National Bank”) a subsidiary of National Bancshares Corporation (“NBOH”) and 1st National Community Bank (“FNCB”), a subsidiary of Tri-State 1st Banc, Inc. (“Tri-State”) during 2015 and consolidated all activity of these acquisitions within the Bank.  Farmers National Captive, Inc. (“Captive”) was formed during the third quarter of 2016 and is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its subsidiaries.  The Captive pools resources with thirteen other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not currently available or economically feasible in today’s insurance market place.  The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Insurance and Farmers of Canfield Investment Co. (“Investments”).  The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), retirement consulting services through National Associates, Inc. (“NAI”) and insurance services through the Bank’s subsidiary, Insurance.  The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust, NAI and Captive.  All significant intercompany balances and transactions have been eliminated in the consolidation.

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

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases.  The main objective of ASU 2016-02 is to provide users with useful, transparent, and complete information about leasing transactions.  ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements.  ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company expects the adoption of this ASU could require capitalization of certain leases in the amount of $2.6 million on the balance sheet as a right of use asset and a related liability of equal amount with no material income statement effect.  Therefore the Company does not expect the adoption of this ASU to have a material impact to its Consolidated Financial Statements.

In January 2016, FASB issued ASU 2016-01: Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Management has identified certain areas of the Company that are within the scope of this standard and has performed preliminary work to help understand if the adoption of this ASU will have an impact.  Management believes that any impact to the Company’s consolidated financial statements will be immaterial.

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606).  The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016.  Management anticipates the impact of the adoption of this guidance on the Company’s consolidated financial statements to be limited.  There will be no impact to interest income or other income related to financial instruments (mortgage banking).  Management is still assessing the impact from other non-interest income sources, specifically, deposit fees, trust income and retirement consulting income.

Business Combinations:

On August 15, 2017, the Company completed the acquisition of Monitor Bancorp, Inc. (“Monitor”), the holding company for Monitor Bank.  The transaction involved both cash and 465,787 shares of stock totaling $7.5 million.  Pursuant to the terms of the merger agreement, common shareholders of Monitor were entitled to elect to receive consideration in cash or in common shares, without par value, of the Farmers National Banc Corp., subject to an overall limitation of 85% of the Monitor common shares being exchanged for Farmers common shares and 15% exchanged for cash.  The per share cash consideration of $769.38 is equal to Monitor’s March 31 tangible book value multiplied by 1.25.  Based on the volume weighted average closing price of Farmers common shares for the 20 trading days ended August 11, 2017 of $14.04, the final stock exchange ratio was 54.80, resulting in an implied value per Monitor common share of $769.38.

Goodwill of $1.0 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill was determined not to be deductible for income tax purposes.  The fair value of other intangible assets of $673 thousand is related to core deposits.

The following table summarizes the consideration paid for Monitor and the amounts of the assets acquired and liabilities assumed on the closing date of the acquisition.

(In Thousands of Dollars)
Consideration
Cash	$1,154
Stock	6,358
Fair value of total consideration transferred	$7,512
Fair value of assets acquired
Cash and due from financial institutions	$17,673
Securities available for sale	3,057
Loans, net	19,315
Premises and equipment	192
Core deposit intangible	673
Other assets	272
Total assets	41,182
Fair value of liabilities assumed
Deposits	34,586
Accrued interest payable and other liabilities	121
Total liabilities	34,707
Net assets acquired	$6,475
Goodwill created	1,037
Total net assets acquired	$7,512

The valuation of some assets acquired or created including but not limited to net loans and goodwill are preliminary and could be subject to change.  Any changes are not expected to be material.

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

The following table presents pro forma information as if the above acquisitions that occurred during June 2016 and August 2017 actually took place at the beginning of 2016.  The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed date.

	For Three Months Ended September 30,		For Nine Months Ended September 30,
(In thousands of dollars except per share results)	2017	2016	2017	2016
Net interest income	$18,841	$17,525	$55,408	$51,824
Net income	$6,016	$5,442	$17,641	$15,412
Basic and diluted earnings per share	$0.22	$0.20	$0.64	$0.56

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2017
U.S. Treasury and U.S. government sponsored entities	$8,728	$5	$(25)	$8,708
State and political subdivisions	182,206	3,127	(906)	184,427
Corporate bonds	1,238	7	(4)	1,241
Mortgage-backed securities - residential	167,419	921	(1,103)	167,237
Collateralized mortgage obligations - residential	18,745	0	(605)	18,140
Small Business Administration	15,429	0	(329)	15,100
Equity securities	175	208	(1)	382
Totals	$393,940	$4,268	$(2,973)	$395,235

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2016
U.S. Treasury and U.S. government sponsored entities	$5,970	$5	$(54)	$5,921
State and political subdivisions	157,014	1,049	(2,760)	155,303
Corporate bonds	1,343	4	(8)	1,339
Mortgage-backed securities - residential	171,215	1,019	(2,552)	169,682
Collateralized mortgage obligations - residential	21,397	1	(705)	20,693
Small Business Administration	17,236	0	(530)	16,706
Equity securities	168	185	(2)	351
Totals	$374,343	$2,263	$(6,611)	$369,995

Proceeds from the sale of portfolio securities were $0 during the three and $54.5 during the nine month period ended September 30, 2017.  Gross gains of $0 and $730 thousand along with gross losses of $0 and $731 thousand were realized on these sales during the three and nine month periods ended September 30, 2017.  Proceeds from the sale of portfolio securities were $2.3 million during the three and $11.5 million during the nine month period ended September 30, 2016.  Gross gains were $31 thousand and $224 thousand along with gross losses of $0 and $152 thousand during the same three and nine month period ended September 30, 2016.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2017
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$16,357	$16,397
One to five years	50,636	51,389
Five to ten years	111,761	113,200
Beyond ten years	13,418	13,390
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	201,593	200,477
Total	$393,765	$394,853

The following table summarizes the investment securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position.  Unrealized losses for U.S. Treasury and U.S. government sponsored entities for more than twelve months, rounded to less than $1 thousand in 2016.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2017
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$5,538	$(12)	$411	$(13)	$5,949	$(25)
State and political subdivisions	33,400	(489)	15,864	(417)	49,264	(906)
Corporate bonds	481	(2)	102	(2)	583	(4)
Mortgage-backed securities - residential	55,980	(574)	20,949	(529)	76,929	(1,103)
Collateralized mortgage obligations - residential	7,806	(94)	10,283	(511)	18,089	(605)
Small Business Administration	7,867	(105)	7,198	(224)	15,065	(329)
Equity securities	23	(1)	0	0	23	(1)
Total	$111,095	$(1,277)	$54,807	$(1,696)	$165,902	$(2,973)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2016
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$4,015	$(54)	$502	$0	$4,517	$(54)
State and political subdivisions	92,560	(2,745)	286	(15)	92,846	(2,760)
Corporate bonds	786	(8)	0	0	786	(8)
Mortgage-backed securities - residential	98,348	(1,823)	29,743	(729)	128,091	(2,552)
Collateralized mortgage obligations - residential	7,956	(108)	10,972	(597)	18,928	(705)
Small Business Administration	8,770	(205)	7,890	(325)	16,660	(530)
Equity securities	44	(2)	0	0	44	(2)
Total	$212,479	$(4,945)	$49,393	$(1,666)	$261,872	$(6,611)

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

As of September 30, 2017, the Company’s security portfolio consisted of 541 securities, 137 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2017	December 31, 2016
Originated loans:
Commercial real estate
Owner occupied	$137,557	$109,750
Non-owner occupied	191,592	165,861
Farmland	58,342	34,155
Other	80,767	70,823
Commercial
Commercial and industrial	187,576	171,145
Agricultural	32,006	24,598
Residential real estate
1-4 family residential	259,568	224,222
Home equity lines of credit	68,513	59,642
Consumer
Indirect	160,804	156,633
Direct	28,314	26,663
Other	8,461	7,611
Total originated loans	$1,213,500	$1,051,103
Acquired loans:
Commercial real estate
Owner occupied	$54,073	$60,928
Non-owner occupied	23,152	24,949
Farmland	51,231	54,204
Other	13,285	14,665
Commercial
Commercial and industrial	31,370	33,626
Agricultural	13,757	16,024
Residential real estate
1-4 family residential	101,284	112,015
Home equity lines of credit	30,338	34,795
Consumer
Direct	16,226	21,681
Other	113	247
Total acquired loans	$334,829	$373,134
Net Deferred loan costs	3,108	3,398
Allowance for loan losses	(12,104)	(10,852)
Net loans	$1,539,333	$1,416,783

Purchased credit impaired loans

As part of the NBOH acquisition the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	September 30, 2017	December 31, 2016
Commercial real estate
Owner occupied	$745	$689
Non-owner occupied	394	436
Commercial
Commercial and industrial	1,087	1,213
Total outstanding balance	$2,226	$2,338
Carrying amount, net of allowance of $0 in 2017 and 2016	$1,811	$1,864

There were no purchased credit impaired loans identified as part of the Monitor or Tri-State acquisitions.

Accretable yield, or income expected to be collected, is shown in the table below:

(In Thousands of Dollars)	Nine Months Ended September 30, 2017
Beginning balance	$247
New loans purchased	0
Accretion of income	(57)
Ending balance	$190

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three and nine month periods ended September 30, 2017.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,954	$1,936	$2,310	$2,927	$619	$11,746
Provision for loan losses	264	87	36	552	11	950
Loans charged off	0	(10)	(74)	(725)	0	(809)
Recoveries	1	2	61	153	0	217
Total ending allowance balance	$4,219	$2,015	$2,333	$2,907	$630	$12,104

Nine Months Ended September 30, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852
Provision for loan losses	706	302	150	1,592	200	2,950
Loans charged off	(207)	(225)	(116)	(1,929)	0	(2,477)
Recoveries	143	64	94	478	0	779
Total ending allowance balance	$4,219	$2,015	$2,333	$2,907	$630	$12,104

Three Months Ended September 30, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,210	$1,634	$2,081	$2,444	$351	$9,720
Provision for loan losses	138	188	105	423	256	1,110
Loans charged off	(8)	0	(87)	(467)	0	(562)
Recoveries	1	0	48	201	0	250
Total ending allowance balance	$3,341	$1,822	$2,147	$2,601	$607	$10,518

Nine Months Ended September 30, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978
Provision for loan losses	516	464	376	1,390	134	2,880
Loans charged off	(315)	(37)	(165)	(1,442)	0	(1,959)
Recoveries	13	22	91	493	0	619
Total ending allowance balance	$3,341	$1,822	$2,147	$2,601	$607	$10,518

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of September 30, 2017 and December 31, 2016.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

September 30, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$4	$70	$0	$0	$77
Collectively evaluated for impairment	4,179	1,999	2,230	2,904	630	11,942
Acquired loans collectively evaluated for impairment	37	12	33	3	0	85
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$4,219	$2,015	$2,333	$2,907	$630	$12,104

Loans:
Loans individually evaluated for impairment	$853	$250	$3,591	$98	$0	$4,792
Loans collectively evaluated for impairment	466,325	218,907	324,201	202,780	0	1,212,213
Acquired loans	140,558	44,337	131,385	16,341	0	332,621
Acquired with deteriorated credit quality	1,019	792	0	0	0	1,811
Total ending loans balance	$608,755	$264,286	$459,177	$219,219	$0	$1,551,437

December 31, 2016

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$86	$111	$52	$0	$0	$249
Collectively evaluated for impairment	3,491	1,763	2,153	2,766	430	10,603
Acquired loans collectively evaluated for impairment	0	0	0	0	0	0
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852

Loans:
Loans individually evaluated for impairment	$3,457	$477	$3,308	$96	$0	$7,338
Loans collectively evaluated for impairment	376,632	195,146	280,215	196,081	0	1,048,074
Acquired loans	153,228	48,536	146,672	21,923	0	370,359
Acquired with deteriorated credit quality	968	896	0	0	0	1,864
Total ending loans balance	$534,285	$245,055	$430,195	$218,100	$0	$1,427,635

The following tables present information related to impaired loans by class of loans as of September 30, 2017 and December 31, 2016:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2017
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,196	$680	$0
Non-owner occupied	15	15	0
Commercial
Commercial and industrial	202	181	0
Residential real estate
1-4 family residential	2,603	2,369	0
Home equity lines of credit	330	323	0
Consumer	261	98	0
Subtotal	4,607	3,666	0

With an allowance recorded:
Commercial real estate
Owner occupied	158	158	3
Commercial
Commercial and industrial	70	70	4
Residential real estate
1-4 family residential	838	803	56
Home equity lines of credit	99	96	14
Subtotal	1,165	1,127	77
Total	$5,772	$4,793	$77

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2016
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,974	$1,456	$0
Non-owner occupied	332	331	0
Commercial
Commercial and industrial	205	184	0
Residential real estate
1-4 family residential	2,650	2,403	0
Home equity lines of credit	195	179	0
Consumer	205	96	0
Subtotal	5,561	4,649	0

With an allowance recorded:
Commercial real estate
Owner occupied	173	173	14
Non-owner occupied	1,118	1,118	30
Farmland	380	379	42
Commercial
Commercial and industrial	75	75	4
Agricultural	219	218	107
Residential real estate
1-4 family residential	661	642	51
Home equity lines of credit	84	84	1
Subtotal	2,710	2,689	249
Total	$8,271	$7,338	$249

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and nine month periods ended September 30, 2017 and 2016:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended September 30,		For Three Months Ended September 30,
(In Thousands of Dollars)	2017	2016	2017	2016
With no related allowance recorded:
Commercial real estate
Owner occupied	$680	$1,266	$2	$28
Non-owner occupied	16	334	1	0
Commercial
Commercial and industrial	181	331	1	5
Residential real estate
1-4 family residential	2,208	2,249	32	33
Home equity lines of credit	326	227	4	3
Consumer	91	86	2	3
Subtotal	3,502	4,493	42	72

With an allowance recorded:
Commercial real estate
Owner occupied	159	908	2	9
Non-owner occupied	362	1,401	0	19
Commercial
Commercial and industrial	70	78	1	1
Residential real estate
1-4 family residential	785	845	10	11
Home equity lines of credit	97	86	1	1
Consumer	9	0	0	0
Subtotal	1,482	3,318	14	41
Total	$4,984	$7,811	$56	$113

	Average Recorded Investment		Interest Income Recognized
	For Nine Months Ended September 30,		For Nine Months Ended September 30,
(In Thousands of Dollars)	2017	2016	2017	2016
With no related allowance recorded:
Commercial real estate
Owner occupied	$794	$1,786	$7	$38
Non-owner occupied	87	335	2	4
Farmland	16	0	0	0
Commercial
Commercial and industrial	182	472	3	10
Agricultural	14	0	0	0
Residential real estate
1-4 family residential	2,279	2,270	104	71
Home equity lines of credit	293	234	11	6
Consumer	90	101	8	6
Subtotal	3,755	5,198	135	135

With an allowance recorded:
Commercial real estate
Owner occupied	164	1,248	6	18
Non-owner occupied	854	1,435	28	38
Farmland	84	0	0	0
Commercial
Commercial and industrial	72	79	3	2
Agricultural	66	0	0	0
Residential real estate
1-4 family residential	784	797	27	20
Home equity lines of credit	88	86	3	2
Consumer	3	0	0	0
Subtotal	2,115	3,645	67	80
Total	$5,870	$8,843	$202	$215

Cash basis interest recognized during the three and nine month periods ended September 30, 2017 and 2016 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$536	$0	$958	$0
Non-owner occupied	15	0	343	0
Farmland	47	0	58	0
Commercial
Commercial and industrial	290	0	400	0
Agricultural	2	0	12	0
Residential real estate
1-4 family residential	1,800	593	1,929	295
Home equity lines of credit	550	70	202	118
Consumer
Indirect	397	160	298	438
Direct	60	42	9	65
Other	0	16	0	16
Total originated loans	$3,697	$881	$4,209	$932
Acquired loans:
Commercial real estate
Owner occupied	$8	$0	$85	$0
Non-owner occupied	174	42	0	0
Other	0	0	24	0
Farmland	47	0	380	0
Commercial
Commercial and industrial	1,004	65	961	0
Agricultural	10	0	236	0
Residential real estate
1-4 family residential	469	157	386	545
Home equity lines of credit	212	0	119	109
Consumer
Direct	134	0	89	95
Total acquired loans	$2,058	$264	$2,280	$749
Total loans	$5,755	$1,145	$6,489	$1,681

The following tables present the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2017
Originated loans:
Commercial real estate
Owner occupied	$5	$0	$536	$541	$136,633	$137,174
Non-owner occupied	0	0	15	15	191,075	191,090
Farmland	0	0	47	47	58,223	58,270
Other	0	0	0	0	80,478	80,478
Commercial
Commercial and industrial	136	0	290	426	186,633	187,059
Agricultural	95	0	2	97	32,001	32,098
Residential real estate
1-4 family residential	1,799	835	2,393	5,027	253,982	259,009
Home equity lines of credit	3	18	620	641	67,904	68,545
Consumer
Indirect	1,995	625	557	3,177	162,739	165,916
Direct	567	318	102	987	27,516	28,503
Other	11	21	16	48	8,413	8,461
Total originated loans:	$4,611	$1,817	$4,578	$11,006	$1,205,597	$1,216,603
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$8	$8	$54,066	$54,074
Non-owner occupied	105	0	216	321	22,805	23,126
Farmland	0	150	47	197	51,034	51,231
Other	0	0	0	0	13,312	13,312
Commercial
Commercial and industrial	479	74	1,069	1,622	29,749	31,371
Agricultural	49	5	10	64	13,693	13,757
Residential real estate
1-4 family residential	753	112	626	1,491	99,795	101,286
Home equity lines of credit	0	0	212	212	30,126	30,338
Consumer
Direct	371	153	134	658	15,568	16,226
Other	1	0	0	1	112	113
Total acquired loans	$1,758	$494	$2,322	$4,574	$330,260	$334,834
Total loans	$6,369	$2,311	$6,900	$15,580	$1,535,857	$1,551,437

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2016
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$958	$958	$108,475	$109,433
Non-owner occupied	0	0	343	343	165,105	165,448
Farmland	0	0	58	58	34,057	34,115
Other	0	0	0	0	70,542	70,542
Commercial
Commercial and industrial	90	0	400	490	170,242	170,732
Agricultural	0	29	12	41	24,632	24,673
Residential real estate
1-4 family residential	3,368	356	2,224	5,948	217,752	223,700
Home equity lines of credit	77	37	320	434	59,248	59,682
Consumer
Indirect	2,844	696	736	4,276	157,437	161,713
Direct	744	213	74	1,031	25,815	26,846
Other	92	28	16	136	7,476	7,612
Total originated loans	$7,215	$1,359	$5,141	$13,715	$1,040,781	$1,054,496
Acquired loans:
Commercial real estate
Owner occupied	$8	$205	$85	$298	$60,630	$60,928
Non-owner occupied	134	0	0	134	24,815	24,949
Farmland	83	0	380	463	53,741	54,204
Other	0	0	24	24	14,642	14,666
Commercial
Commercial and industrial	278	0	961	1,239	32,387	33,626
Agricultural	21	0	236	257	15,767	16,024
Residential real estate
1-4 family residential	1,556	504	931	2,991	109,027	112,018
Home equity lines of credit	152	9	228	389	34,406	34,795
Consumer
Direct	938	184	184	1,306	20,376	21,682
Other	100	0	0	100	147	247
Total acquired loans	$3,270	$902	$3,029	$7,201	$365,938	$373,139
Total loans	$10,485	$2,261	$8,170	$20,916	$1,406,719	$1,427,635

Troubled Debt Restructurings:

Total troubled debt restructurings were $4.9 million and $7.0 million at September 30, 2017 and December 31, 2016, respectively.  The Company has allocated $77 thousand and $101 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at September 30, 2017 and December 31, 2016, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at September 30, 2017 and at December 31, 2016.

During the three and nine month periods ended September 30, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; an extension of an interest only period; or a legal concession.  During the nine month period ended September 30, 2017, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 0.49% and 1.89% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 6 to 132 months.  During the same nine month period in 2016, the terms of such loans included a reduction of the stated interest rate of the loan by 1.2% and an extension of the maturity date by 120 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2017 and 2016:

		Pre-Modification	Post-Modification
Three Months Ended September 30, 2017	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	3	$235	$235
Home equity lines of credit	1	61	61
Indirect	8	51	51
Total originated loans	12	$347	$347
Acquired loans:
Consumer	1	26	26
Total loans	13	$373	$373

		Pre-Modification	Post-Modification
Nine Months Ended September 30, 2017	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	10	$535	$538
Home equity lines of credit	9	225	225
Indirect	22	131	131
Total originated loans	41	$891	$894
Acquired loans:
Residential real estate
1-4 family residential	2	24	24
Home equity lines of credit	1	57	57
Consumer	2	55	55
Total acquired loans	5	$136	$136
Total loans	46	$1,027	$1,030

		Pre-Modification	Post-Modification
Three Months Ended September 30, 2016	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	1	$93	$93
Indirect	7	41	41
Total originated loans	8	$134	$134
Acquired loans:
Residential real estate
Home equity lines of credit	1	18	18
Consumer	1	6	6
Total acquired loans	2	$24	$24
Total loans	10	$158	$158

		Pre-Modification	Post-Modification
Nine Months Ended September 30, 2016	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	7	$328	$329
Indirect	20	155	155
Total originated loans	27	$483	$484
Acquired loans:
Residential real estate
1-4 family residential	2	68	68
Home equity lines of credit	1	18	18
Consumer	2	39	39
Total acquired loans	5	$125	$125
Total loans	32	$608	$609

There were $30 thousand and $60 thousand in charge offs and a $30 thousand and $60 thousand increase to the provision for loan losses during the three and nine month periods ended September 30, 2017, as a result of troubled debt restructurings.  There were $25 thousand and $353 thousand in charge offs during the three and nine month periods ended September 30, 2016, respectively. There was a $25 thousand and a $36 thousand increase to the provision during the three and nine month period ended September 30, 2016, as a result of troubled debt restructuring.

There were no loans for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and nine month period ended September 30, 2017.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were two commercial loans, one residential real estate loan and one home equity line of credit for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and nine month periods ended September 30, 2016.  The one home equity line of credit was past due at September 30, 2016.  There was no provision recorded as a result of the defaults during 2016.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
September 30, 2017
Originated loans:
Commercial real estate
Owner occupied	$135,081	$466	$1,627	$137,174
Non-owner occupied	190,511	433	146	191,090
Farmland	58,178	45	47	58,270
Other	79,866	362	250	80,478
Commercial
Commercial and industrial	181,072	5,010	977	187,059
Agricultural	31,708	192	198	32,098
Total originated loans	$676,416	$6,508	$3,245	$686,169
Acquired loans:
Commercial real estate
Owner occupied	$52,053	$477	$1,544	$54,074
Non-owner occupied	22,357	390	379	23,126
Farmland	47,373	3,040	818	51,231
Other	12,630	570	112	13,312
Commercial
Commercial and industrial	29,155	41	2,175	31,371
Agricultural	12,701	561	495	13,757
Total acquired loans	$176,269	$5,079	$5,523	$186,871
Total loans	$852,685	$11,587	$8,768	$873,040

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2016
Originated loans:
Commercial real estate
Owner occupied	$106,448	$490	$2,495	$109,433
Non-owner occupied	162,465	522	2,461	165,448
Farmland	34,057	0	58	34,115
Other	69,947	325	270	70,542
Commercial
Commercial and industrial	167,062	2,720	950	170,732
Agricultural	24,395	253	25	24,673
Total originated loans	$564,374	$4,310	$6,259	$574,943
Acquired loans:
Commercial real estate
Owner occupied	$58,655	$707	$1,566	$60,928
Non-owner occupied	23,577	1,195	177	24,949
Farmland	53,039	0	1,165	54,204
Other	14,060	464	142	14,666
Commercial
Commercial and industrial	30,543	311	2,772	33,626
Agricultural	14,856	685	483	16,024
Total acquired loans	$194,730	$3,362	$6,305	$204,397
Total loans	$759,104	$7,672	$12,564	$779,340

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at September 30, 2017, there were $172 thousand of other real estate owned properties and $608 thousand of properties in foreclosure.  Other real estate owned and foreclosure properties were $357 thousand and $371 thousand at December 31, 2016, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2017 and December 31, 2016.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2017
Originated loans:
Performing	$256,616	$67,925	$165,359	$28,401	$8,445
Nonperforming	2,393	620	557	102	16
Total originated loans	$259,009	$68,545	$165,916	$28,503	$8,461
Acquired loans:
Performing	$100,660	$30,126	$0	$16,092	$113
Nonperforming	626	212	0	134	0
Total acquired loans	101,286	30,338	0	16,226	113
Total loans	$360,295	$98,883	$165,916	$44,729	$8,574

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2016
Originated loans:
Performing	$221,476	$59,362	$160,977	$26,772	$7,596
Nonperforming	2,224	320	736	74	16
Total originated loans	$223,700	$59,682	$161,713	$26,846	$7,612
Acquired loans:
Performing	$111,087	$34,567	$0	$21,498	$247
Nonperforming	931	228	0	184	0
Total acquired loans	112,018	34,795	0	21,682	247
Total loans	$335,718	$94,477	$161,713	$48,528	$7,859

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

Summary information about these interest-rate swaps at periods ended September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
Notional amounts (In thousands)	$39,868	$34,360
Weighted average pay rate on interest-rate swaps	4.45%	4.34%
Weighted average receive rate on interest-rate swaps	3.59%	3.04%
Weighted average maturity (years)	3.3	4.8
Fair value of combined interest-rate swaps (In thousands)	$723	$685

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month and nine month periods ended September 30, 2017 and 2016 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic EPS
Net income (In thousands)	$5,983	$5,376	$17,476	$15,194
Weighted average shares outstanding	27,654,020	27,260,584	27,436,931	27,167,720
Basic earnings per share	$0.22	$0.20	$0.64	$0.56

Diluted EPS
Net income (In thousands)	$5,983	$5,376	$17,476	$15,194
Weighted average shares outstanding for basic earnings per share	27,654,020	27,260,584	27,436,931	27,167,720
Dilutive effect of restricted stock awards	43,890	24,692	55,454	18,583
Weighted average shares for diluted earnings per share	27,697,910	27,285,276	27,492,385	27,186,303
Diluted earnings per share	$0.22	$0.20	$0.64	$0.56

There were no restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2017 and 2016.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of Farmers’ executives with those of the Company’s shareholders.  There were 60,248 service time based shares and 64,993 performance based shares granted under the 2017 Plan during the nine month period ended September 30, 2017, as shown in the table below.  The actual number of performance based stock awards issued will depend on certain performance conditions which are mainly average return on equity compared to a group of peer companies over a three year vesting period.

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “2012 Plan”).  The 2012 Plan permitted the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were no additional shares granted under the Plan during the nine month period ended September 30, 2017 as detailed in the table below.  Any new restricted stock awards will be issued under the 2017 Plan described above.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized for both Plans was $791 thousand and $1.4 million for the three and nine month periods ended September 30, 2017, respectively. During the prior periods, the expense recognized was $201 thousand and $602 thousand for the three and nine month periods ended September 30, 2016, respectively.  As of September 30, 2017, there was $2.4 million of total unrecognized compensation expense related to the nonvested shares granted under the Plans.  The remaining cost is expected to be recognized over 2.25 years.

The following is the activity under the Plans during the nine month period ended September 30, 2017.

	Nine Months Ended September 30, 2017
	2017 Incentive Plan		2012 Incentive Plan
	Maximum Awarded Units	Weighted Average Grant Date Fair Value	Maximum Awarded Units	Weighted Average Grant Date Fair Value
Beginning unvested units	0	0	499,390	$8.30
Granted	125,241	$13.65	0	0
Vested	0	0	(21,928)	7.19
Forfeited	(3,623)	13.49	(12,234)	8.28
Ending unvested units	121,618	$13.66	465,228	$8.35

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three and nine month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(679)	$239	$(440)
Reclassification adjustment for (gains) losses included in net income (1)	0	0	0
Net other comprehensive income (loss)	$(679)	$239	$(440)

	Three Months Ended September 30, 2016
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(2,350)	$823	$(1,527)
Reclassification adjustment for (gains) losses included in net income (1)	(31)	10	(21)
Net other comprehensive income (loss)	$(2,381)	$833	$(1,548)

	Nine Months Ended September 30, 2017
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$5,642	$(1,975)	$3,667
Reclassification adjustment for (gains) included in net income (1)	1	(1)	(0)
Net other comprehensive income (loss)	$5,643	$(1,976)	$3,667

	Nine Months Ended September 30, 2016
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$6,021	$(2,106)	$3,915
Reclassification adjustment for (gains) losses included in net income (1)	(72)	25	(47)
Net other comprehensive income (loss)	$5,949	$(2,081)	$3,868

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and will continue through January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of September 30, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At September 30, 2017 and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at September 30, 2017 and December 31, 2016:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Common equity tier 1 capital ratio
Consolidated	$199,491	12.00%	$74,823	4.5%	N/A	N/A
Bank	189,227	11.41%	74,622	4.5%	$107,788	6.5%
Total risk based capital ratio
Consolidated	213,792	12.86%	133,018	8.0%	N/A	N/A
Bank	201,331	12.14%	132,662	8.0%	165,827	10.0%
Tier I risk based capital ratio
Consolidated	201,688	12.13%	99,763	6.0%	N/A	N/A
Bank	189,227	11.41%	99,496	6.0%	132,662	8.0%
Tier I leverage ratio
Consolidated	201,688	9.70%	83,153	4.0%	N/A	N/A
Bank	189,227	9.16%	82,612	4.0%	103,265	5.0%

December 31, 2016
Common equity tier 1 capital ratio
Consolidated	$180,475	11.69%	$69,474	4.5%	N/A	N/A
Bank	171,064	11.12%	69,244	4.5%	$100,020	6.5%
Total risk based capital ratio
Consolidated	193,487	12.53%	123,509	8.0%	N/A	N/A
Bank	181,916	11.82%	123,101	8.0%	153,877	10.0%
Tier I risk based capital ratio
Consolidated	182,635	11.83%	92,632	6.0%	N/A	N/A
Bank	171,064	11.12%	92,326	6.0%	123,101	8.0%
Tier I leverage ratio
Consolidated	182,635	9.41%	77,596	4.0%	N/A	N/A
Bank	171,064	8.91%	76,792	4.0%	95,990	5.0%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended September 30, 2017 and for the year ended December 31, 2016, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2017 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$8,708	$0	$8,708	$0
State and political subdivisions	184,427	0	184,427	0
Corporate bonds	1,241	0	1,241	0
Mortgage-backed securities-residential	167,237	0	167,228	9
Collateralized mortgage obligations	18,140	0	18,140	0
Small Business Administration	15,100	0	15,100	0
Equity securities	382	382	0	0
Total investment securities	$395,235	$382	$394,844	$9
Loan yield maintenance provisions	$723	$0	$723	$0
Financial Liabilities
Interest rate swaps	$723	$0	$723	$0

	Fair Value Measurements at December 31, 2016 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$5,921	$0	$5,921	$0
State and political subdivisions	155,303	0	155,303	0
Corporate bonds	1,339	0	1,339	0
Mortgage-backed securities-residential	169,682	0	169,670	12
Collateralized mortgage obligations	20,693	0	20,693	0
Small Business Administration	16,706	0	16,706	0
Equity securities	351	351	0	0
Total investment securities	$369,995	$351	$369,632	$12
Loan yield maintenance provisions	$685	$0	$685	$0
Financial Liabilities
Interest rate swaps	$685	$0	$685	$0

There were no significant transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2017 and 2016.  For additional information related to yield maintenance provisions and interest rate swaps see Interest –Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended September 30,		Nine Months ended September 30,
(In Thousands of Dollars)	2017	2016	2017	2016
Beginning Balance	$10	$1,820	$12	$15
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0	0
Transfers from level 2	0	0	0	1,806
Repayments, calls and maturities	(1)	(1,194)	(3)	(1,195)
Ending Balance	$9	$626	$9	$626

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2017 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$23	$0	$0	$23
1–4 family residential	117	0	0	117
Consumer	14	0	0	14

	Fair Value Measurements at December 31, 2016 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$23	$0	$0	$23
Farmland	339	0	0	339
Commercial
Agricultural	113	0	0	113
1–4 family residential	77	0	0	77
Consumer	2	0	0	2
Other real estate owned
1–4 family residential	16	0	0	16

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $170 thousand with a valuation allowance of $16 thousand at September 30, 2017, resulting in $16 thousand in additional provision for loan losses for the three month period.  At December 31, 2016, impaired loans had a principal balance of $727 thousand, with a valuation allowance of $173 thousand.  Loans measured at fair value at September 30, 2016 resulted in an additional provision for loan losses of $139 thousand for the three and nine month periods ending.  Excluded from the fair value of impaired loans, at September 30, 2017 and December 31, 2016, discussed above are $ 906 thousand and $2.0 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended September 30, 2017 and December 31, 2016:

September 30, 2017	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$23	Sales Comparison	Adjustment for differences between comparable sales	(24.02%)
Residential	117	Sales comparison	Adjustment for differences between comparable sales	(28.20%) - 20.17% (12.45%)
Consumer	14	Sales comparison	Adjustment for differences between comparable sales	(16.18%) - 16.18% 0.00%

December 31, 2016	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$23	Sales comparison	Adjustment for differences between comparable sales	(24.02%)
	339	Quoted price for loan relationship	Offer price	35.77%
Commercial	113	Quoted price for loan relationship	Offer price	34.98%
Residential	77	Sales comparison	Adjustment for differences between comparable sales	(12.97%) - 14.22% (3.38%)
Consumer	2	Sales comparison	Adjustment for differences between comparable sales	(20.00%) - 20.00% (0.00%)
Other Real Estate owned residential	16	Sales comparison	Adjustment for differences between comparable sales	(10.36%) - 17.10% (1.90%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at September 30, 2017 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$84,006	$22,510	$61,496	$0	$84,006
Restricted stock	10,439	n/a	n/a	n/a	n/a
Loans held for sale	502	0	502	0	502
Loans, net	1,539,333	0	0	1,544,465	1,544,465
Mortgage servicing rights	1,154	0	1,154	0	1,154
Accrued interest receivable	6,576	0	2,235	4,341	6,576
Financial liabilities
Deposits	1,609,524	1,361,638	244,758	0	1,606,396
Short-term borrowings	286,088	0	286,088	0	286,088
Long-term borrowings	9,182	0	9,018	0	9,018
Accrued interest payable	696	39	657	0	696

		Fair Value Measurements at December 31, 2016 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$41,778	$19,678	$22,100	$0	$41,778
Restricted stock	9,583	n/a	n/a	n/a	n/a
Loans held for sale	355	0	365	0	365
Loans, net	1,416,783	0	0	1,406,951	1,406,951
Mortgage servicing rights	854	0	854	0	854
Accrued interest receivable	5,504	0	1,924	3,580	5,504
Financial liabilities
Deposits	1,524,756	1,289,037	232,410	0	1,521,447
Short-term borrowings	198,460	0	198,460	0	198,460
Long-term borrowings	15,036	0	15,009	0	15,009
Accrued interest payable	507	35	472	0	507

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
September 30, 2017
Goodwill and other intangibles	$4,490	$39,382	$2,705	$(822)	$45,755
Total assets	$11,031	$2,144,827	$3,233	$2,934	$2,162,025

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2016
Goodwill and other intangibles	$4,681	$38,235	$2,884	$(646)	$45,154
Total assets	$10,980	$1,948,800	$3,528	$2,805	$1,966,113

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2017
Net interest income	$29	$18,667	$0	$(21)	$18,675
Provision for loan losses	0	950	0	0	950
Service fees, security gains and other noninterest income	1,638	3,974	480	(34)	6,058
Noninterest expense	1,154	13,110	343	319	14,926
Amortization and depreciation expense	69	718	65	13	865
Income before taxes	444	7,863	72	(387)	7,992
Income taxes	156	2,031	25	(203)	2,009
Net Income	$288	$5,832	$47	$(184)	$5,983

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2017
Net interest income	$81	$54,562	$0	$(64)	$54,579
Provision for loan losses	0	2,950	0	0	2,950
Service fees, security gains and other noninterest income	4,895	11,895	1,392	(182)	18,000
Noninterest expense	3,619	38,304	1,082	531	43,536
Amortization and depreciation expense	208	2,196	191	37	2,632
Income before taxes	1,149	23,007	119	(814)	23,461
Income taxes	402	6,068	42	(527)	5,985
Net Income	$747	$16,939	$77	$(287)	$17,476

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2016
Net interest income	$27	$17,187	$0	$(21)	$17,193
Provision for loan losses	0	1,110	0	0	1,110
Service fees, security gains and other noninterest income	1,718	4,276	561	(70)	6,485
Noninterest expense	1,152	12,622	336	267	14,377
Amortization and depreciation expense	76	666	90	16	848
Income before taxes	517	7,065	135	(374)	7,343

Income taxes	188	1,900	48	(169)	1,967
Net Income	$329	$5,165	$87	$(205)	$5,376

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2016
Net interest income	$69	$50,829	$0	$(69)	$50,829
Provision for loan losses	0	2,880	0	0	2,880
Service fees, security gains and other noninterest income	4,831	11,020	1,546	(229)	17,168
Noninterest expense	3,465	36,312	1,060	1,256	42,093
Amortization and depreciation expense	228	1,845	269	17	2,359
Income before taxes	1,207	20,812	217	(1,571)	20,665
Income taxes	423	5,501	76	(529)	5,471
Net Income	$784	$15,311	$141	$(1,042)	$15,194

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Goodwill and Intangible Assets:

Goodwill associated with the Bank’s purchase of the Bowers group in June 2016 and the Company’s purchase of Monitor in August 2017, NBOH in June 2015, Tri-State in October 2015, NAI in July of 2013 and Trust in 2009 totaled $38.2 million at September 30, 2017 and $37.2 million at December 31, 2016.  The Monitor and Bowers group acquisitions are more fully described in the Business Acquisitions footnote.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2017		December 31, 2016
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(4,751)	$7,210	$(4,253)
Non-compete contracts	430	(372)	430	(357)
Trade name	520	(160)	520	(113)
Core deposit intangible	6,255	(1,578)	5,582	(1,029)
Total	$14,415	$(6,861)	$13,742	$(5,752)

Aggregate amortization expense was $379 thousand and $1.1 million for the three and nine month periods ended September 30, 2017.  Amortization expense was $421 thousand and $1.1 million for the three and nine months ended September 30, 2016.

Estimated amortization expense for each of the next five periods and thereafter:

2017 (Three months)	$386
2018	1,418
2019	1,306
2020	1,203
2021	1,142
Thereafter	2,099
TOTAL	$7,554

Short-term borrowings:

There were $200 million in short-term Federal Home Loan Bank Advances at September 30, 2017 with a weighted average interest rate of 1.26%.  Short-term Federal Home Loan Bank Advances were $120 million at December 31, 2016.  The Company had $85.7 million and $78.1 million in securities sold under repurchase agreements for the periods ended September 30, 2017 and December 31, 2016, respectively.  In addition, the Company had no Federal funds purchased and has a $350 thousand balance on business lines of credit with one lending institution at September 30, 2017 and December 31, 2016.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	September 30, 2017	December 31, 2016
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$5,367	$6,555
State and political subdivisions	25,172	12,304
Mortgage-backed securities - residential	49,864	52,628
Collateralized mortgage obligations - residential	5,335	6,623
Total repurchase agreements	$85,738	$78,110

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

Overview

On August 15, 2017, the Company completed the acquisition of Monitor Bancorp, Inc. (“Monitor”), the holding company for Monitor Bank, located in Holmes County Ohio.  The transaction involved both cash and 465,787 shares of stock totaling $7.5 million.  Pursuant to the terms of the merger agreement, common shareholders of Monitor were entitled to elect to receive consideration in cash or in common shares, without par value, of the Farmers National Banc Corp., subject to an overall limitation of 85% of the Monitor common shares being exchanged for Farmers common shares and 15% exchanged for cash.  The per share cash consideration of $769.38 is equal to Monitor’s March 31 tangible book value multiplied by 1.25.  Based on the volume weighted average closing price of Farmers common shares for the 20 trading days ended August 11, 2017 of $14.04, the final stock exchange ratio was 54.80, resulting in an implied value per Monitor common share of $769.38.

This transaction will serve as an entrance into the attractive Holmes County market for Farmers.  Monitor has an excellent core deposit base and has been a solid earner with strong asset quality.  This transaction will help Farmers continue to grow its market share, balance sheet and earnings.  As of August 15, 2017, Monitor had total assets of $41.0 million, which included loans of $19.3 million and deposits of $34.6 million.

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

On June 1, 2016, the Bank completed the acquisition of the Bowers group, and merged the Bowers group with Insurance, the Bank’s wholly-owned insurance agency subsidiary.  Bowers continues to operate out of its Cortland, Ohio location and enhances the

Company’s current product line up, offering broader options of commercial, farm, home, and auto property/casualty insurance carriers to meet all the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets.  During July 2017 the first of three contingent earnout payments of cash and stock were made in the amount of $316 thousand.  Goodwill of $1.8 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill was determined not to be deductible for income tax purposes.  The fair value of other intangible assets of $1.6 million is related to client relationships, company name and noncompetition agreements.

Net income for the three months ended September 30, 2017 was $6.0 million, or $0.22 per diluted share, which compares to $5.4 million, or $0.20 per diluted share, for the three months ended September 30, 2016.  Excluding expenses related to acquisition activities, net income for the three month period would have been $6.2 million.  The Company believes that this non - GAAP financial measure provides both management and investors a more complete understanding of the underlying operational results and trends.

Net income for the nine months ended September 30, 2017 was $17.5 million, or $0.64 per diluted share, compared to $15.2 million, or $0.56 per diluted share, for the same nine month period in 2016.  Annualized return on average assets and return on average equity were 1.14% and 10.41%, respectively, for the nine month period ending September 30, 2017, compared to 1.06% and 9.74% for the same period in 2016.  Excluding expenses related to acquisition activities, net income for the nine month period would have been $17.8 million, or $0.66 per share.  Excluding these acquisition costs, the annualized return on average assets and return on average equity would have been 1.16% and 10.61% in 2017, compared to 1.09% and 10.0% in 2016, respectively.

For the three month period ending September 30, 2017, the annualized return on average assets and return on average equity were 1.12% and 10.15%, respectively, compared to 1.10% and 9.97% for the same period in 2016.  Excluding expenses related to acquisition activities, the annualized return on average assets and return on average equity for the quarter ended September 30, 2017 would have been 1.16% and 10.49%, respectively, compared to 1.10% and 10.02% for the same quarter in 2016.

Net income excluding merger related costs is a non - U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited net income excluding costs related to acquisition activities for the three and nine month periods ended September 30, 2017 and 2016, reconciliations are displayed in the below table.

Reconciliation of Net Income, Excluding Costs Related to Acquisition Activities

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands of Dollars)	2017	2016	2017	2016
Income before income taxes - Reported	$7,992	$7,343	$23,461	$20,665
Acquisition Costs	270	31	436	544
Income excluding costs related to acquisition activities	8,262	7,374	23,897	21,209
Income tax expense	2,089	1,973	6,090	5,618
Net income excluding costs related to acquisition activities	$6,173	$5,401	$17,807	$15,591

Total loans were $1.55 billion at September 30, 2017 compared to $1.40 billion at December 31, 2016, representing an annualized growth rate of 11.2%.  The increase in loans is a result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  The increase in loans has occurred across each of the major loan categories but mainly the commercial real estate, residential real estate and agricultural loan categories.  Loans now comprise 77.6% of the Bank's third quarter average earning assets at September 30, 2017, an improvement compared to 76.5% at the same time in 2016.  This improvement along with the growth in earning assets has resulted in a 10.7% increase in tax equated loan income from the third quarter of 2017 to the same quarter in 2016.

Non-performing assets to total assets remain at a low level, currently at 0.33%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $8.7 million, or 0.56% of total loans, at September 30, 2017.  Net charge-offs for the current quarter were $592 thousand, compared to $312 thousand in the same quarter in 2016 and net charge-offs as a percentage of average net loans outstanding is only 0.16% for the quarter ended September 30, 2017.  Lending to the energy sector is insignificant and less than 1% of the loan portfolio.

The net interest margin for the three months ended September 30, 2017 was 3.96%, a 1 basis point decrease from the quarter ended September 30, 2016.  In comparing the third quarter of 2017 to the same period in 2016, asset yields increased 11 basis points, while the cost of interest-bearing liabilities increased 18 basis points.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in the NBOH and Tri-State mergers, which increased the net interest margin by 3 and 8 basis points for the quarters ended September 30, 2017 and 2016, respectively.

The net interest margin for the nine months ended September 30, 2017 was 4.01%, a 3 basis point decrease from the nine month period ended September 30, 2016.  Excluding the amortization of premium on time deposits and FHLB advances along with the accretion of the loan portfolio discount, the net interest margin would have been 4 basis points lower or 3.97% for the nine month period ended September 30, 2017.

Noninterest income decreased 6.6% to $6.1 million for the quarter ended September 30, 2017 compared to $6.5 million for the same quarter in 2016.  Gains on the sale of mortgage loans decreased $305 thousand, or 29% in the current year’s quarter compared to the same quarter in 2016.  Investment commissions decreased $124 thousand or 40.3%, in comparing the same two quarters.  Debit card and EFT fees increased $117 thousand or 17.9% in comparing the third quarter of 2017 to the same quarter in 2016.  Other operating income was up $101 thousand in the quarter ended September 30, 2017 compared to the same quarter in 2016.

Farmers has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the third quarter of 2017 increased to $15.8 million compared to $15.2 million in the same quarter in 2016, primarily as a result of an increase in salaries and employee benefits of $556 thousand and merger related costs of $239 thousand, offset by a $220 thousand decrease in other operating expenses.  There was also a $53 thousand loss on the sale of land and building during the current quarter compared to none in the same quarter in 2016.  It is important to note that annualized noninterest expenses measured as a percentage of quarterly average assets decreased from 3.10% in the third quarter of 2016 to 2.96% in the third quarter of 2017.

The efficiency ratio for the quarter ended September 30, 2017 improved to 59.9% compared to 60.9% for the same quarter in 2016.  The main factors leading to this improvement were the increase in net interest income and noninterest income, the decrease in merger related costs, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraphs.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three and nine month periods ended September 30, 2017 and 2016:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In Thousands, except Per Share Data)	2017	2016	2017	2016
Total Assets	$2,162,205	$1,961,008	$2,162,205	$1,961,008
Net Income	$5,983	$5,376	$17,476	$15,194
Basic and Diluted Earnings Per Share	$0.22	$0.20	$0.64	$0.56
Return on Average Assets (Annualized)	1.12%	1.10%	1.14%	1.06%
Return on Average Equity (Annualized)	10.15%	9.97%	10.41%	9.74%
Efficiency Ratio (tax equivalent basis) (1)	59.93%	60.85%	59.85%	62.00%
Equity to Asset Ratio	11.00%	10.99%	11.00%	10.99%
Tangible Common Equity Ratio (2)	9.08%	8.88%	9.08%	8.88%
Dividends to Net Income	27.63%	20.13%	24.94%	21.34%
Net Loans to Assets	71.19%	70.63%	71.19%	70.63%
Loans to Deposits	96.39%	93.53%	96.39%	93.53%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of

September 30, 2017 and 2016, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	September 30,	December 31,	September 30,
(In Thousands of Dollars)	2017	2016	2016
Stockholders' Equity	$238,063	$213,216	$215,437
Less Goodwill and Other Intangibles	45,755	45,154	45,299
Tangible Common Equity	192,308	168,062	170,138
Period End Outstanding Shares	27,544	27,048	27,048
Tangible Book Value	$6.98	$6.21	$6.29

Reconciliation of Total Assets to Tangible Assets

	September 30,	December 31,	September 30,
(In Thousands of Dollars)	2017	2016	2016
Total Assets	$2,162,205	$1,966,113	$1,961,008
Less Goodwill and Other Intangibles	45,755	45,154	45,299
Tangible Assets	$2,116,450	$1,920,959	$1,915,709

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,517,589	$17,952	4.69%	$1,365,637	$16,212	4.72%
Taxable securities (4)	215,490	1,271	2.34	229,630	1,160	2.01
Tax-exempt securities (4) (6)	173,113	1,887	4.32	131,714	1,365	4.12
Equity securities (2)	10,474	136	5.15	9,607	177	7.33
Federal funds sold and other	38,815	126	1.29	47,850	54	0.45
TOTAL EARNING ASSETS	1,955,481	21,372	4.34	1,784,438	18,968	4.23
NONEARNING ASSETS
Cash and due from banks	33,765			29,046
Premises and equipment	22,843			23,956
Allowance for loan losses	(11,788)			(9,939)
Unrealized gains (losses) on securities	1,831			8,035
Other assets (3)	116,038			113,668
TOTAL ASSETS	$2,118,170			$1,949,204

INTEREST-BEARING LIABILITIES
Time deposits	$242,654	$680	1.11%	$250,268	$490	0.78%
Savings deposits	525,919	189	0.14	552,037	191	0.14
Demand deposits	406,123	313	0.31	322,511	177	0.22
Short term borrowings	280,490	644	0.91	215,859	166	0.31
Long term borrowings	9,333	50	2.13	19,404	115	2.36
TOTAL INTEREST-BEARING LIABILITIES	1,464,519	1,876	0.51	1,360,079	1,139	0.33

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	405,959			359,291
Other liabilities	13,849			15,350
Stockholders' equity	233,843			214,484
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,118,170			$1,949,204
Net interest income and interest rate spread		$19,496	3.83%		$17,829	3.90%
Net interest margin			3.96%			3.97%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $926 thousand and $1.0 million for 2017 and 2016, respectively, and is reduced by amortization of $691 thousand and $638 thousand for 2017 and 2016, respectively.

(6)

For 2017, adjustments of $166 thousand and $655 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2016, adjustments of $164 thousand and $472 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,475,807	$52,162	4.73%	$1,326,536	$47,429	4.78%
Taxable securities (4)	214,552	3,654	2.28	245,578	3,885	2.11
Tax-exempt securities (4) (6)	163,539	5,317	4.35	130,010	4,098	4.21
Equity securities (2) (6)	10,207	374	4.90	9,601	403	5.61
Federal funds sold and other	35,148	271	1.03	33,625	119	0.47
TOTAL EARNING ASSETS	1,899,253	61,778	4.35	1,745,350	55,934	4.28
NONEARNING ASSETS
Cash and due from banks	32,805			33,088
Premises and equipment	23,104			24,093
Allowance for loan losses	(11,365)			(9,437)
Unrealized gains (losses) on securities	(1,216)			5,311
Other assets (3)	114,219			111,095
TOTAL ASSETS	$2,056,800			$1,909,500

INTEREST-BEARING LIABILITIES
Time deposits	$237,695	$1,833	1.03%	$247,327	$1,371	0.74%
Savings deposits	524,154	542	0.14	541,746	501	0.12
Demand deposits	396,791	838	0.28	321,302	486	0.20
Short term borrowings	267,217	1,472	0.74	213,341	485	0.30
Long term borrowings	10,432	179	2.29	20,719	357	2.30
TOTAL INTEREST-BEARING LIABILITIES	1,436,289	4,864	0.45	1,344,435	3,200	0.32

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	382,963			342,673
Other liabilities	13,052			14,111
Stockholders' equity	224,496			208,281
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,056,800			$1,909,500
Net interest income and interest rate spread		$56,914	3.90%		$52,734	3.96%
Net interest margin			4.01%			4.04%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $2.8 million and $3.0 million for 2017 and 2016, respectively, and is reduced by amortization of $2.0 million and $1.8 million for 2017 and 2016, respectively.
(6)

For 2017, adjustments of $491 thousand and $1.8 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2016, adjustments of $488 thousand and $1.4 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

Net Interest Income.  Tax equivalent net interest income was $19.5 million for the third quarter of 2017 compared to $17.8 million for the same period in 2016.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 1 basis point to 3.96% for the three months ended September 30, 2017, compared to 3.97% for the same three month period in the prior year.  In comparing the quarters ended September 30, 2017 and 2016, yields on earning assets increased 11 basis points, while the cost of interest bearing liabilities increased 18 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates as the Federal Reserve Bank continues to raise the federal funds interest rate.  Excluding the amortization of premium on time deposits and Federal Home Loan Bank (“FHLB”) advances along with the accretion of the loan portfolio discount, the net interest margin would have been 3 basis points lower for the quarter ended September 30, 2017.

Tax equivalent net interest income was $56.9 million for the nine month period ended September 30, 2017, compared to $52.7 million for the same period in 2016.  The annualized net interest margin to average earning assets on a fully taxable equivalent basis decreased 3 basis points to 4.01% for the nine months ended September 30, 2017, compared to 4.04% for the same nine month period in the prior year.  Excluding the amortization of premium on time deposits and FHLB advances along with the accretion of the loan portfolio discount, the net interest margin would have been 4 basis points lower for the nine month period ended September 30, 2017.

Noninterest Income.  Noninterest income decreased 6.6% to $6.1 million for the quarter ended September 30, 2017 compared to $6.5 million in 2016.  Investment commissions decreased $124 thousand or 40.0% for the three month period ended June 30, 2017 compared to the three month period in 2016.  Gains on the sale of mortgage loans decreased $305 thousand or 28.7% and Insurance agency commissions decreased $38 thousand or 6.7% comparing the current quarter ended September 30, 2017 to the same quarter in 2016.  Security gains decreased from $31 thousand in the three month period ended September 30, 2016 to none in the same quarter this year.  Management maintained the current balances in the security portfolio, as a percentage of total assets, and limited the selling of investment securities.  These decreases were off-set by Debit card and EFT fees increasing $117 thousand, or 17.9% along with a $101 thousand or 28.4% increase in other operating income compared to the same quarter in 2016.

Noninterest income for the nine months ended September 30, 2017 was $18 million, compared to $17.2 million during the same period in 2016.  The increase was the result of many of the same factors affecting the quarterly numbers.  Gains on sale of mortgage loans increased from $2.0 million for the nine month period ended September 30, 2016 to $2.3 million for the current year nine month period ended September 30, 2017.  Most of the gains on sale increase can be attributed to the established secondary mortgage team along with favorable mortgage interest rates.  Debit card fee income increased $323 thousand for the nine month period ended September 30, 2017 compared to the same period in 2016.  Insurance agency commissions increased $876 thousand or 87.5% compared to the same nine month period in 2016, due to the full nine months of commissions from the Bowers group acquisition in 2017 compared to only four months during 2016.

Noninterest Expense.  Noninterest expense totaled $15.8 million for the three month period ended September 30, 2017, which was $566 thousand or 3.7% more than the $15.2 million during the same quarter in 2016.  Excluding merger related expense in the three month periods ended September 30, 2017 and 2016, noninterest expenses would have increased $327 thousand in the current year’s quarter.  The increase is primarily the result of increased salaries and employee benefits which increased 6.7%, or $556 thousand, during the current quarter compared to the same quarter in 2016.  More specifically, most of the increase in salaries and benefits was a $297 thousand increase in employer health insurance expense when comparing the same nine month periods in 2017 and 2016.  The Company maintains are self-insured plan that fluctuates with health claims throughout the year.  Annualized noninterest expenses measured as a percentage of quarterly average assets decrease from 3.10% in the third quarter of 2016 to 2.96% in the third quarter of 2017.

Noninterest expense for the nine months ended September 30, 2017 were $46.2 million, compared to $44.5 million for the same period in 2016, representing an increase of $1.7 million, or 3.9%.  The majority of the increase was the result of a $2.4 million increase in salaries and employee benefits as mentioned above, offset by a decrease of $798 thousand in other operating expenses.

The Company’s tax equivalent efficiency ratio for the three month period ended September 30, 2017 was 59.9% compared to 60.9% for the same period in 2016.  The positive change in the efficiency ratio was the result of increased net interest income and the stabilization of non-interest expenses relative to average assets as explained in the prior paragraphs.

The tax equivalent efficiency ratio for the nine month period ended September 30, 2017 was 59.9% compared to 62.0% for the nine month period ended September 30, 2016.  Management has continued to focus on increasing the levels of noninterest income and reducing the level of noninterest expenses.

Income Taxes.  Income tax expense totaled $2.0 million for the quarter ended September 30, 2017 and $2.0 million for the quarter ended September 30, 2016.  The effective tax rate for the three month period ended September 30, 2017 was 25.1% compared to the effective tax rate of 26.8% for the same period in 2016.  Management continues to seek out additional tax exempt earning assets, mainly in the form of municipal bond securities, to help reduce the level of income tax liability.

Income tax expense was $6.0 million for the first nine months of 2017 and $5.5 million for the first nine months of 2016.  The effective tax rate for the nine month period of 2017 was 25.5%, compared to 26.5% for the same period in 2016.

Other Comprehensive Income.  For the quarter ended September 30, 2017, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $440 thousand, compared to an unrealized loss of $1.5 million for the same period in 2016.  The positive change in the fair value of securities for the three month period ended September 30, 2017 was the main factor in the other comprehensive income increase.

For the nine months of 2017, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $3.7 million, compared to an unrealized gain of $3.9 million for the same period in 2016.  The increase in fair value of securities for the nine month period ended September 30, 2017 can be attributed to the market’s reaction to projected long term interest rates.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $42.2 million during the first nine months of 2017 from $41.8 million to $84.0 million.  The increase in the cash balance is part of normal fluctuations on the Company’s $2.162 billion balance sheet.  The Company expects the levels to become smaller over the next few months as cash is used for loan growth and security portfolio purchases.

Securities.  Securities available-for-sale increased by $25.2 million since December 31, 2016.  The Company intends to maintain the securities portfolio’s current level, as a percentage of total assets, during the remaining months of 2017.

Loans.  Gross loans increased $123.8 million since December 31, 2016.  Excluding the loans acquired in the Monitor deal, of $19.3 million, the increase would still be $104.5 million.  The increase in loans has occurred across each of the major loan categories but especially the commercial real estate, residential real estate and agricultural loan portfolios.  The Bank utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio.  The increase in loan balances along with a steady rate of return on the portfolio help the current quarter’s tax equated loan income to improve by $1.7 million compared to the same quarter in 2016.

The average tax equivalent interest rate on the loan portfolio was 4.73% for the nine month period ended September 30, 2017 compared to 4.78% for the same period in 2016.  The increase in loan balances was enough to overcome the lower rate of return on the portfolio and helped the current nine month period’s tax equated loan income improve by $4.7 million from $47.4 million for the nine month period ended September 30, 2016 to $52.2 million for the period ended September 30, 2017.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below for quarters prior to the current quarter ended September 30, 2017. Recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Nonperforming loans	$6,900	$6,355	$6,553	$8,170	$8,003
Nonperforming loans as a % of total loans	0.44%	0.42%	0.45%	0.58%	0.57%
Loans delinquent 30-89 days	$8,680	$7,052	$8,258	$12,746	$10,987
Loans delinquent 30-89 days as a % of total loans	0.56%	0.47%	0.56%	0.89%	0.79%
Allowance for loan losses	$12,104	$11,746	$11,319	$10,852	$10,518
Allowance for loan losses as a % of loans	0.78%	0.78%	0.77%	0.76%	0.75%
Allowance for loan losses as a % of non-acquired loans	0.99%	1.00%	1.02%	1.03%	1.05%
Allowance for loan losses as a % of nonperforming loans	175.42%	184.83%	172.73%	132.82%	131.43%
Annualized net charge-offs to average net loans outstanding	0.16%	0.14%	0.16%	0.20%	0.09%
Non-performing assets	$7,119	$6,591	$6,871	$8,652	$8,509
Non-performing assets as a % of total assets	0.33%	0.32%	0.34%	0.44%	0.43%
Net charge-offs for the quarter	$592	$523	$583	$656	$312

For the three months ended September 30, 2017, management recorded a $950 thousand provision for loan losses, compared to providing $1.1 million over the same three month period in the prior year.  The smaller provision for the current quarter was mainly a result of reduced charge-offs compared to the prior year same quarter and an effort to maintain a consistent environmental segment of the allowance for loan losses.  For the nine month periods ended September 30, 2017 and 2016 the provision recorded was $3.0 million and $2.9 million, respectively.  The larger provision for the nine month period ended September 30, 2017 was mainly a result of the growth in the portfolio.  Loan growth over the first nine months of 2017 was 11.6% on an annualized basis.  The allowance for loan losses as a percentage of the total loan portfolio was 0.78% at September 30, 2017 compared to 0.75% at September 30, 2016.  The loan portfolios acquired at fair market value during the Monitor, NBOH and Tri-State mergers were recorded at fair market value and without an associated allowance for loan loss.  When the acquired loans are excluded, the ratio of allowance for loan losses to total non-acquired loans is 0.99% at September 30, 2017 compared to 1.05% at September 30, 2016.  Early stage delinquencies, which are loans 30 – 89 days delinquent, as a percentage of total loans decreased from 0.79% at September 30, 2016 to 0.56% at September 30, 2017 and non-performing loans as a percentage of total loans decreased from 0.57% at September 30, 2016 to 0.44% at September 30, 2017.  With the reduction in the percentage of non-performing loans to total loans as compared to September 30, 2016 the percentage of the allowance for loan losses to non-performing loans increased from 131.43% at September 30, 2016 to 175.42% at September 30, 2017.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at September 30, 2017 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $84.8 million, which includes $34.6 million from the acquisition of Monitor, from December 31, 2016 to September 30, 2017, for a balance of $1.6 billion.  The increase in deposits is the result of the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin during the first nine months of 2017.  Both non-interest bearing demand deposits and interest bearing deposits increased between December 31, 2016 and September 30, 2017.  Non-interest bearing deposits increased by $47.1 million or 12.8% and interest bearing accounts increased $37.6 million or 3.3% during the first nine months of 2017.  All categories of deposits increased during the current year nine month period except the money market accounts which decreased from $312.7 million at December 31, 2016 to $288.3 million at September 30, 2017, a decrease of 7.8%.  Customers moved short term liquid money to longer term certificate of deposit as rate offerings increased.  The Company’s strategy is to grow deposit balances.  While there is growing pressure in the deposit market for increasing deposit rates, management understands the need to protect the net interest margin but also remain competitive within the market to help supply the needs of the growing loan portfolio.  At September 30, 2017, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 96.9% of total deposits.

Borrowings.  Total borrowing balances increased 38.3% from $213.5 million at December 31, 2016 to $295.3 million at September 30, 2017.  During the nine month period ended September 30, 2017 the Company added $80 million in net short-term FHLB advances.  The increase in borrowings is to help fund loan portfolio growth and to maintain the security portfolio’s current balance as a percentage of total assets.

Capital Resources.  Total stockholders’ equity increased $24.7 million, or 11.7%, during the nine month period ended September 30, 2017.  The increase is due to the $7.5 million in additional equity recorded as part of the Monitor merger and the net income addition to retained earnings less the amount of dividends paid.  Shareholders received $0.05 per share in cash dividends in each of the first two quarters of 2017 and $0.06 per share in cash dividends in the third quarter of 2017.  The increased dividend to $0.06 is a 50% increase over the $0.04 paid each quarter in 2016.  Book value per share increased from $7.88 per share at December 31, 2016 to $8.64 per share at September 30, 2017.  The Company’s tangible book value per share also increased, from $6.21 per share at December 31, 2016 to $6.98 per share at September 30, 2017.  The increases in book value and tangible book value per share were also the result of the equity added due to the Monitor acquisition and the increase to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in from January 1, 2015 through January 1, 2019.  The Company must hold a capital conservation buffer of 1.25% above adequately capitalized risk-based capital ratios during 2017.  At September 30, 2017 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 12.0%, total risk-based capital ratio stood at 12.9%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 12.1% and 9.7%, respectively, at September 30, 2017.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2017.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At September 30, 2017, this line of credit totaled $15 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million.  The outstanding balance at September 30, 2017 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of September 30, 2017, the Bank had outstanding balances with the FHLB of $207 million with additional borrowing capacity of approximately $68.2 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first nine months of 2017, net cash used by investing activities amounted to $106.6 million, compared to $69.9 million used in the same period in 2016.  Loan originations were robust and used $106.3 million during the first nine months of 2017 compared to the $100.4 million used during the same period in 2016.  The cash used in investing activities during this period can be attributed to the strong lending activity in most of the loan types.  Proceeds from the sale of securities available for sale were $54.5 million for the quarter ended September 30, 2017 compared to $11.5 million during the first nine months of 2016.  Conversely, purchases of securities available for sale amounted to $100.3 million used during the first nine months of 2017 compared to $26.8 million used during the same period in 2016.  $3.0 million was used to purchase additional bank owned life insurance during the first nine months of 2017 compared to none in the same period in 2016.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $127.6 million for the period ended September 30, 2017, compared to $67.4 million provided in financing activities for the same period in 2016.  There were large swings in two line items during the nine month period ended September 30, 2017 compared to the same period last year: changes in short term borrowings provided $87.6 million in the nine month period ended September 30, 2017, compared to $9.3 million used during the nine month period ended September 30, 2016, and there was also $3.0 million used from long-term borrowing repayments in the nine month period ended September 30, 2016 compared to $5.9 million used in the same period this year.  Deposits changed from providing $83.1 million during the nine period ended September 30, 2016 compared to providing $50.2 million during the nine month period ended September 30, 2017.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $328.7 million at September 30, 2017 and $321.9 at December 31, 2016.  Additionally, the Company has committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At September 30, 2017 the Company had invested $4.6 million in these funds.

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

Changes In Interest Rate (basis points)	September 30, 2017 Result	December 31, 2016 Result	ALCO Guidelines
Net Interest Income Change
+300	-0.8%	-0.1%	15%
+200	-0.3%	0.2%	10%
+100	-0.1%	0.3%	5%
-100	-3.4%	-3.4%	5%
Net Present Value Of Equity Change
+300	-6.1%	-1.3%	20%
+200	-1.8%	0.6%	15%
+100	0.7%	1.4%	10%
-100	-8.3%	-0.4%	10%

The results of the simulations indicate that all interest rate change results fall within internal limits established by the Company at September 30, 2017.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions.  There were no shares purchased during the three month period ended September 30, 2017.  There are 245,866 shares that may still be repurchased under this program.

During the acquisition of Monitor Bank there were 465,787 shares issued as part of the transaction that was completed on August 15, 2017.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 8, 2017

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 8, 2017

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer