Form 10-K
period 2017-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2018-03-06
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2017, the estimated aggregate market value of the registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $392.5 million based upon the last sales price as of June 30, 2017 reported on NASDAQ.  (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

As of March 1, 2018, the registrant had outstanding 27,554,207 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2018	III
Annual Meeting of Shareholders

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

The Company’s principal business consists of owning and supervising its subsidiaries.  Although Farmers directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers.  Farmers and its subsidiaries had 445 full-time equivalent employees at December 31, 2017.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341.  Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.”  Farmers’ business activities are managed and financial performance is primarily aggregated and reported in three lines of business, the Bank segment, the Trust segment and the Retirement Planning/Consulting segment.  For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2017, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

The Farmers National Bank of Canfield

During 2017, the Company acquired all outstanding stock of Monitor Bancorp, Inc. (“Monitor”), the holding company of Monitor Bank.  Additional discussion about the acquisition can be found in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.  The Bank is a full-service national banking association engaged in commercial and retail banking mainly in Mahoning, Trumbull, Columbiana, Wayne, Holmes, Medina and Stark Counties in Ohio and two locations in Beaver County, Pennsylvania.  The Bank’s commercial and retail banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines, internet banking, travel cards, “E” Bond transactions, MasterCard and Visa credit cards, brokerage services and other miscellaneous services normally offered by commercial banks.

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2017, is discussed in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

Farmers Trust Company

During 2009, the Company acquired the Farmers Trust Company which offers a full complement of personal and corporate trust services in the areas of estate settlement, trust administration and employee benefit plans.  Farmers Trust operates four offices located in Boardman, Canton, Howland and Wooster, Ohio.

National Associates, Inc.

National Associates, Inc. of Cleveland, Ohio has been a part of the Company since the 2013 acquisition.  The acquisition was part of the Company’s plan to increase the levels of noninterest income and to complement the existing retirement services that were already being offered through the Trust company.  NAI operates from its office located in Fairview Park, Ohio

Farmers National Captive, Inc.

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

Risks Relating to Economic and Market Conditions

Changes in economic, political, and market conditions may adversely affect our industry and our business.

Our success depends in part on national and local economic, political, and market conditions as well as governmental monetary and other financial policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply, governmental fiscal policies and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.  Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.  If during a period of reduced real estate values we are required to liquidate the collateral securing loans to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.  Moreover, the Financial Accounting Standards Board may change its requirements for establishing the loan loss allowance.  The majority of our loans are to individuals and businesses in Northeast Ohio.  Consequently, further significant declines in the economy in the area could have a material adverse effect on our business, financial condition or results of operations.  It is uncertain when the negative credit trends in our market will reverse, and, therefore, future earnings are susceptible to further declining credit conditions in the market in which we operate.

Changes in interest rates could adversely affect our income and financial condition.

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

We have significant exposure to risks associated with commercial real estate and residential real estate in our primary markets.

As of December 31, 2017, approximately 62.2% of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans.  Consequently, real estate-related credit risks are a significant concern for us.  The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.  General difficulties in our real estate markets have recently contributed to increases in our non-performing loans, charge-offs and decreases in our income.

Our business depends significantly on general economic conditions in Ohio.  Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in the regions we serve or by changes in the local real estate markets.  A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism or other factors beyond our control could have an adverse effect on our business, financial condition or results of operations.

Our indirect lending exposes us to increased credit risks.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Northeastern Ohio.  These loans are for the purchase of new or late model used cars.  We serve customers over a broad range of creditworthiness, and the required terms and rates are reflective of those risk profiles.  While these loans have higher yields than many of our other loans, such loans involve significant risks in addition to normal credit risk.  Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, changes in the local economy and difficulty in monitoring collateral.  While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan to value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower.  Delinquencies, charge-offs and repossessions of vehicles in this portfolio are always concerns.  If general economic conditions worsen, we may experience higher levels of delinquencies, repossessions and charge-offs.

Commercial and industrial loans may expose us to greater financial and credit risk than other loans.

As of December 31, 2017, approximately 13.9% of our loan portfolio consisted of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.  Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans.  The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.  In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers.  Our primary source of liquidity is our core deposit base, which is raised through our retail branch system.  Core deposits – savings and money market accounts, time deposits less than $250 thousand and demand deposits—comprised approximately 96.4% of total deposits at December 31, 2017.  Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers.  Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $123.7 million at December 31, 2017.  An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

We completed the acquisition of Monitor in 2017 and Bowers in 2016.  The successful integration of these acquisitions depends on our ability to manage the operations and personnel of the acquired businesses.  Integrating operations is complex and requires significant efforts and expenses.  Potential difficulties we may encounter as part of the integration process include the following:

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

Strong competition within our markets could reduce our ability to attract and retain business.

We encounter significant competition from banks, savings and loan associations, credit unions, mortgage banks, and other financial service companies in our markets.  Some of our competitors offer a broader range of products and services than we can offer as a result of their size and ability to achieve economies of scale.  Such competition includes major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain more numerous banking locations and support extensive promotional and advertising campaigns.  Our ability to maintain our history of strong financial performance and return on investment to shareholders will depend in part on our continued ability to compete successfully in our market.  Our financial performance and return on investment to shareholders also depends on our ability to expand the scope of available financial services to our customers.  In addition to other banks, competitors include securities dealers, brokers, investment advisors and finance and insurance companies.  The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.

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

Unauthorized disclosure of sensitive or confidential customer information, whether through a data breach of our computer systems by cyber-attack or otherwise, could severely harm our business.

As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties.  Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.  If information security is breached, information could be lost or misappropriated, resulting in financial loss or costs to us or damages to others.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, or disrupt our operations, and have a material adverse effect on our business, financial condition or results of operations.  We have not experienced any material loss relating to a cyber-attack or other information security breach, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses, in the future.  Our risks with respect to these threats remains heightened due to the evolving sophistication and frequency of such threats.  As cyber-attacks and other attempted information security threats continue to evolve, we may be required to spend significant additional resources in efforts to modify and enhance our protective measures or in investigating or remediating of security breaches or vulnerabilities.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Federal banking agencies have proposed extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital.  The final form of such regulations and their impact on the Company is unknown at this time, but may require us to raise additional capital.  In addition, we may elect to raise capital to support our business or to finance acquisitions, if any, or for other anticipated reasons.  Our ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, including the satisfaction or release of preemptive rights in the event of a common share offering, many of which are outside our control.  Therefore, there can be no assurance additional capital can be raised when needed or that capital can be raised on acceptable terms.  Impairment to our ability to raise capital may have a material adverse effect on our business, financial condition or results of operations.

Risks Related to the Legal and Regulatory Environment

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

The FDIC maintains the Deposit Insurance Fund to resolve the cost of bank failures.  Since late 2008, the FDIC has taken various actions intended to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund.  Those actions included increasing assessment rates for all insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, and imposing special assessments. In addition, in 2011 the FDIC approved a final rule that changed the deposit insurance assessment base and assessment rate schedule, adopted a new large-bank pricing assessment scheme and set a target size for the Deposit Insurance Fund.  The rule, as mandated by the Dodd-Frank Act, finalized a target size for the Deposit Insurance Fund at 2 percent of insured deposits.  The FDIC recently adopted rules revising assessments in a manner that benefits banks with assets of less than $10 billion, although there can be no assurance that such assessments will not change in the future.

We have a limited ability to control the amount of premiums we are required to pay for FDIC insurance.  If there are additional financial institution failures or other significant legislative or regulatory changes, the FDIC may be required to increase assessment rates or take actions similar to those taken after 2008.  Increases in FDIC insurance assessment rates may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.

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

Previous announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised various concerns relating to mortgage foreclosure practices.  The integrity of the foreclosure process is important to our business, as an originator and servicer of residential mortgages.  As a result of our continued focus of concentrating our lending efforts in our primary markets in Ohio, as well as servicing loans for the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), we do not anticipate suspending any of our foreclosure activities.  We previously reviewed our foreclosure procedures and concluded they are generally conservative in nature and do not present the significant documentation deficiencies underlying other industry foreclosure problems.  Nevertheless, we could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and our financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

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

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the debt security or will be required to sell the debt security before its anticipated recovery.  Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present.  Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes.  Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period.  Deferred tax assets are only recognized to the extent it is more likely than not they will be realized.  Should management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a change to earnings would be reflected in the period.  This was realized as a result of the enactment on December 22, 2017, of H.R.1, known as the “Tax Cuts and Jobs Act” which, among other things, reduced the corporate income tax rate to 21% effective January 1, 2018.  As a result of passage of the new tax law, Farmers completed a revaluation of its net deferred tax assets.  The Company’s deferred tax assets, net of deferred tax liabilities, represent corporate tax benefits anticipated to be realized in the future.  The reduction in the federal corporate tax rate, effective January 1, 2018, reduces these benefits.  Farmers determined that its net deferred tax assets would be reduced by approximately $1.8 million in the fourth quarter of 2017, representing an impact on earnings per share of approximately $0.06 per diluted share based fourth quarter weighted average diluted shares outstanding of approximately 27.5 million.

Changes and uncertainty in tax laws, including the recently enacted Tax Cuts and Jobs Act, could adversely affect our performance.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, financial institutions tax, withholding and ad valorem taxes.  Changes to our taxes could have a material adverse effect on our results of operations and, as described in the above risk discussion and below, the fair value of net deferred tax assets.  In addition, our customers are subject to a wide variety of federal, state and local taxes.  Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products.  In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

The Tax Cuts and Jobs Act, among other changes, imposes additional limitations on the federal income tax deductions individual taxpayers may take for mortgage loan interest payments and for payments of state and local taxes, including real property taxes. The Tax Cuts and Jobs Act also imposes additional limitations on the deductibility of business interest expense and eliminates other deductions in their entirety, including deductions for certain home equity loan interest payments. Such limits and eliminations may result in customer defaults on loans we have made and decrease the value of mortgage-backed securities in which we have invested.

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

Farmers National Bank Property

The Bank’s main office is located at 20 and 30 S. Broad Street, Canfield, Ohio.  The other locations of Farmers Bank are:

Office Building	40 & 46 S. Broad St., Canfield, Ohio
Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio
Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio
Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio
Colonial Plaza Office	401 E. Main St. Canfield, Ohio
Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio
Salem Office	2424 East State Street, Salem, Ohio
Columbiana Office	340 State Rt. 14, Columbiana, Ohio
Damascus Office	29053 State Rt. 62 Damascus, Ohio
Poland Office	106 McKinley Way West, Poland, Ohio
Niles Office	1 South Main Street, Niles, Ohio
Niles Drive Up	170 East State Street, Niles, Ohio
Girard Office	121 North State Street, Girard, Ohio
Eastwood Office	5845 Youngstown-Warren Rd, Niles, Ohio
Niles Operation Center	51 South Main Street, Niles, Ohio
Canton Office	4518 Fulton Dr., Canton, Ohio
McClurg Road Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio
Fairlawn Office	2820 W. Market St., Suite 120, Akron, Ohio
Wealth Management Bldg.	2 S. Broad Street, Canfield, Ohio
Alliance Office	310 West State St., Alliance, Ohio
Midway Office	7227 East Lincoln Way, Apple Creek, Ohio
Dalton Office	12 West Main St., Dalton, Ohio
Calcutta Office	15703 State Rt. 170, Calcutta, Ohio
East Liverpool Office	617 Bradshaw Ave., East Liverpool, Ohio
Kidron Office	4950 Kidron Rd., Kidron, Ohio
Lisbon Office	131 East Lincoln Way, Lisbon, Ohio
Lodi Office	106 Ainsworth, Lodi, Ohio
Massillon Office	211 Lincoln Way East, Massillon, Ohio
Mayflower Office	2312 Lincoln Way NW, Massillon, Ohio
Mount Eaton Office	15974 East Main St., Mount Eaton, Ohio
Orrville Main Office	112 W. Market St., Orrville, Ohio
West High Street Office	1320 W. High St., Orrville, Ohio
Seville Office	4885 Atlantic Dr., Seville, Ohio
Smithville Office	153 East Main St., Smithville, Ohio
Burbank Road Office	4192 Burbank Rd., Wooster, Ohio
Downtown Wooster Office	305 West Liberty Street, Wooster, Ohio
Midland Office	629 Midland Ave., Midland, Pennsylvania
Beachwood Lending Office	27600 Chagrin Blvd., Suite 300, Woodmere, Ohio
Big Prairie Office	13210 State Route 226, Big Prairie, Ohio
Beaver Lending Office	501 3rd Street, Beaver, Pennsylvania

The Bank owns all locations except the Colonial Plaza, Canton, Alliance, East Liverpool, Fairlawn, Downtown Wooster, Beaver lending office and the Beachwood lending office, which are leased.

Farmers Trust Company Property

Farmers Trust Company operates from four locations owned and leased by the Bank:

Boardman Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio
Canton Office	4518 Fulton Dr. NW, Canton, Ohio
Downtown Wooster Office	305 West Liberty St., Wooster, Ohio

The bank owns the Boardman and Howland offices and leases space to the Trust Company. The Canton and Wooster locations are leased from third parties.

Farmers National Insurance, LLC Property

Farmers National Insurance operates from two locations which are owned by the Bank:

Wealth Management Building	2 S. Broad Street, Canfield, Ohio
Bowers Group Building	339 North High Street, Cortland, Ohio

National Associates, Inc. Property

National Associates, Inc. operates from one location which is leased:

Fairview Park	22720 Fairview Center Dr., Suite 100, Fairview Park, Ohio

Item 3. Legal Proceedings.

In the normal course of business, the Company and its subsidiaries are at times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial.  Although Farmers is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that, based on the information currently available, the outcome of such actions, individually or in the aggregate, would not have a material adverse effect on the results of operations or stockholders’ equity of the Company.  However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market.  Farmers had 27,554,207 common shares outstanding and approximately 3,451 holders of record of common shares at March 1, 2018.  The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated.  Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.  Certain limitations and restrictions on the ability of Farmers to continue to pay quarterly dividends are described under the caption “Capital Resources” in Item 7 of this Part II, and under the caption “Dividends and Transactions with Affiliates” in Item 1 of Part I.

Quarter Ended	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
High	$14.90	$15.25	$15.65	$15.95
Low	$12.13	$12.65	$12.90	$13.35
Cash dividends paid per share	$0.05	$0.05	$0.06	$0.06

Quarter Ended	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
High	$9.03	$9.68	$11.82	$15.50
Low	$8.00	$8.54	$8.66	$9.98
Cash dividends paid per share	$0.04	$0.04	$0.04	$0.04

Purchases of Common Shares by Farmers.

In September 2012, the Company announced that its Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to 920,000 shares of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”).  The Program may be modified, suspended or terminated by the Company at any time.  There were no shares repurchased during the course of 2017. 19,900 shares of its common stock were repurchased by the Company in 2016 and 26,800 shares in 2015.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

(Table Dollar Amounts in Thousands except Per Share Data)

For the Years Ending December 31,	2017	2016	2015	2014	2013
Summary of Earnings
Total Interest and Dividend Income (including fees on loans)	$80,527	$72,498	$53,827	$40,915	$40,959
Total Interest Expense	6,881	4,378	4,090	4,579	5,063
Net Interest Income	73,646	68,120	49,737	36,336	35,896
Provision for Loan Losses	3,350	3,870	3,510	1,880	1,290
Noninterest Income (1)	24,051	23,244	18,306	15,303	13,914
Noninterest Expense	61,567	59,452	53,979	38,162	39,057
Income Before Income Taxes	32,780	28,042	10,554	11,597	9,463
Income Taxes	10,069	7,485	2,499	2,632	1,683
NET INCOME	$22,711	$20,557	$8,055	$8,965	$7,780

Per Share Data
Basic Earnings Per Share	$0.82	$0.76	$0.36	$0.48	$0.41
Diluted Earnings Per Share	0.82	0.76	0.36	0.48	0.41
Cash Dividends Paid	0.22	0.16	0.12	0.12	0.12
Book Value at Year-End	8.79	7.88	7.35	6.71	6.02
Tangible Book Value (2)	7.14	6.21	5.76	6.23	5.47

Balances at Year-End
Total Assets	$2,159,069	$1,966,113	$1,869,902	$1,136,967	$1,137,326
Earning Assets	1,998,245	1,819,455	1,735,843	1,074,434	1,076,073
Total Deposits	1,604,719	1,524,756	1,409,047	915,703	915,216
Short-Term Borrowings	289,565	198,460	225,832	59,136	81,617
Long-Term Borrowings	6,994	15,036	22,153	28,381	19,822
Loans Held for Sale	272	355	1,769	511	158
Net Loans	1,565,066	1,416,783	1,287,887	656,220	623,116
Total Stockholders' Equity	242,074	213,216	198,047	123,560	113,007

Average Balances
Total Assets	$2,082,447	$1,924,914	$1,482,527	$1,141,047	$1,141,770
Total Stockholders' Equity	228,963	211,408	162,086	120,352	116,735

Significant Ratios
Return on Average Assets (ROA)	1.09%	1.07%	0.54%	0.79%	0.68%
Return on Average Equity (ROE)	9.92	9.72	4.97	7.45	6.66
Average Earning Assets/Average Assets	92.35	91.49	91.91	93.02	92.90
Average Equity/Average Assets	10.99	10.98	10.93	10.55	10.22
Loans/Deposits	98.30	93.63	92.04	72.50	68.91
Allowance for Loan Losses/Total Loans	0.78	0.76	0.69	1.15	1.20
Allowance for Loan Losses/Nonperforming Loans	160.04	132.83	85.96	89.99	83.25
Efficiency Ratio (On tax equivalent basis)	59.66	61.59	75.26	70.24	74.82
Net Interest Margin	3.99	4.01	3.81	3.59	3.58
Dividend Payout Rate	26.47	21.03	33.32	24.95	28.89
Tangible Common Equity Ratio (3)	9.31	8.75	8.50	10.17	9.11

(1)	Noninterest income includes a securities impairment charge of $3 thousand for the year ended December 31, 2013

(2)	Tangible book value per share is Total Stockholders’ Equity minus goodwill and other intangible assets divided by the number of shares outstanding.
(3)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, our tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of December 31, 2017, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders’ Equity to Tangible Common Equity

December 31,	2017	2016	2015	2014	2013
Stockholders' Equity	$242,074	$213,216	$198,047	$123,560	$113,007
Less Goodwill and other intangibles	45,369	45,154	42,911	8,813	10,343
Tangible Common Equity	$196,705	$168,062	$155,136	$114,747	$102,664

Reconciliation of Total Assets to Tangible Assets

December 31,	2017	2016	2015	2014	2013
Total Assets	$2,159,069	$1,966,113	$1,869,902	$1,136,967	$1,137,326
Less Goodwill and other intangibles	45,369	45,154	42,911	8,813	10,343
Tangible Assets	$2,113,700	$1,920,959	$1,826,991	$1,128,154	$1,126,983

Acquisitions have occurred during the five year periods represented above that makes comparability difficult.  The current year impact of enacted federal tax reform makes comparability difficult too.  See Note 2 – Business Combinations and Note 16 – Income Taxes for additional details.

Reconciliation of Net Income, Excluding Merger Related Expenses and Deferred Tax Asset Adjustment

December 31,	2017	2016	2015	2014	2013
Net income	$22,711	$20,557	$8,055	$8,965	$7,780
Acquisition related costs - tax equated	283	412	4,831	0	214
Deferred tax asset adjustment	1,793	0	0	0	0
Net income - adjusted	24,787	20,969	12,886	8,965	7,994
Average shares outstanding	27,568	27,000	22,678	18,675	18,773
EPS excluding acquisition costs and deferred tax asset adjustment	$0.90	$0.78	$0.57	$0.48	$0.43

Reconciliation of Return on Average Assets and Average Equity, Excluding Merger Related Expenses and Deferred Tax Asset Adjustment

December 31,	2017	2016	2015	2014	2013
ROA excluding merger related expenses (5)	1.19%	1.09%	0.87%	0.79%	0.71%
ROE excluding merger related expenses (6)	10.83%	9.92%	7.95%	7.45%	6.93%

(5)	Net income - adjusted divided by average assets
(6)	Net income - adjusted divided by average equity

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2017			2016			2015
	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (3) (5)	$1,493,550	$70,573	4.73%	$1,344,308	$63,757	4.74%	$955,415	$45,242	4.74%
Taxable securities (2)	213,634	4,899	2.29	240,087	5,058	2.11	279,808	5,903	2.11
Tax-exempt securities (2) (5)	167,824	7,293	4.35	132,550	5,581	4.21	103,947	4,510	4.34
Equity securities (4) (5)	10,285	537	5.22	9,613	515	5.36	6,561	287	4.37
Federal funds sold and other cash	37,880	394	1.04	34,579	166	0.48	16,855	29	0.17
Total earning assets	1,923,173	83,696	4.35	1,761,137	75,077	4.26	1,362,586	55,971	4.11

NONEARNING ASSETS

Cash and due from banks	32,696			32,833			24,862
Premises and equipment	22,953			23,927			21,007
Allowance for Loan Losses	(11,567)			(9,728)			(7,976)
Unrealized gains on securities	(781)			4,576			1,788
Other assets (1)	115,973			112,169			80,260
Total Assets	$2,082,447			$1,924,914			$1,482,527

INTEREST-BEARING LIABILITIES

Time deposits	$242,650	$2,565	1.06%	$245,384	$1,835	0.75%	$227,412	$2,610	1.15%
Savings deposits	521,099	728	0.14	540,626	685	0.13	468,123	534	0.11
Demand deposits	405,062	1,197	0.30	333,712	701	0.21	219,257	345	0.16
Short term borrowings	270,949	2,167	0.80	211,713	689	0.33	107,850	177	0.16
Long term borrowings	9,739	224	2.30	19,886	468	2.35	34,799	424	1.22
Total Interest-Bearing Liabilities	1,449,499	6,881	0.47	1,351,321	4,378	0.32	1,057,441	4,090	0.39

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits	390,230			348,003			250,628
Other Liabilities	13,755			14,182			12,372
Stockholders' equity	228,963			211,408			162,086
Total Liabilities and
Stockholders' Equity	$2,082,447			$1,924,914			$1,482,527

Net interest income and interest rate spread		$76,815	3.88%		$70,699	3.94%		$51,881	3.72%

Net interest margin			3.99%			4.01%			3.81%

(1)	Non-accrual loans and overdraft deposits are included in other assets.

(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)

Interest on loans includes fee income of $3.7 million, $3.9 million and $3.0 million for 2017, 2016 and 2015, respectively, and is reduced by amortization of $2.7 million, $2.5 million and $2.3 million for 2017, 2016 and 2015, respectively.

(4)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(5)

For 2017, adjustments of $639 thousand and $2.5 million were made to tax equate income on tax exempt loans and tax exempt securities.  For 2016, adjustments of $648 thousand and $1.9 million were made to tax equate income on tax exempt loans and tax exempt securities.  For 2015, adjustments of $585 thousand and $1.6 million were made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 35%, less disallowances.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2017 change from 2016			2016 change from 2015
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$6,816	$7,078	$(262)	$18,515	$18,415	$100
Taxable securities	(159)	(557)	398	(845)	(838)	(7)
Tax-exempt securities	1,712	1,485	227	1,071	1,241	(170)
Equity securities	22	36	(14)	228	134	94
Funds sold and other cash	228	16	212	137	30	107
Total interest income	$8,619	$8,058	$561	$19,106	$18,982	$124

Interest Expense
Time deposits	$730	$(20)	$750	$(776)	$206	$(982)
Savings deposits	43	(25)	68	151	83	68
Demand deposits	496	150	346	356	180	176
Short term borrowings	1,478	193	1,285	512	170	342
Long term borrowings	(244)	(239)	(5)	44	(182)	226
Total interest expense	$2,503	$59	$2,444	$287	$457	$(170)

Increase (decrease) in tax equivalent net interest income	$6,116	$7,999	$(1,883)	$18,819	$18,525	$294

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2017, 2016 and 2015.  Financial information for prior years is presented when appropriate.  The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements and financial statistics appearing elsewhere in this Annual Report on Form 10-K.  Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016.

The Company’s net income totaled $22.7 million during 2017, compared to $20.6 million for 2016.  On a per share basis, diluted earnings per share were $0.82 as compared to $0.76 diluted earnings per share for 2016.  Return on average assets and return on average equity were 1.09% and 9.92%, respectively, for the year ending December 31, 2017, compared to 1.07% and 9.72% for 2016.  Excluding a $1.8 million adjustment of the net deferred tax asset resulting from the Tax Cuts and Jobs Act that became law in December 2017 and $524 thousand in expenses related to acquisition activities, net income for 2017 would have been $24.8 million or $0.90 per diluted share, and the return on average assets and return on average equity would have been 1.19% and 10.83%, while the return on average tangible equity would have been 13.48%.

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law.  H.R.1, among other things, reduces the corporate income tax rate to 21%, effective January 1, 2018.  As a result of passage of the new tax law, Farmers completed a revaluation of its net deferred tax assets.  The Company’s deferred tax assets, net of deferred tax liabilities, represent corporate tax benefits anticipated to be realized in the future.  The reduction in the federal corporate tax rate, effective January 1, 2018, reduces these benefits.  Farmers determined that its net deferred tax assets would be reduced by approximately $1.8 million in the fourth quarter of 2017, representing an impact on earnings per share of approximately $0.06 per diluted share based fourth quarter weighted average diluted shares outstanding of approximately 27.5 million.

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

On June 1, 2016, the Bank completed the acquisition of Bowers Insurance Agency, Inc. (Bowers), and merged Bowers with Insurance, the Bank’s wholly-owned insurance agency subsidiary.  Bowers will continue to operate out of its Cortland, Ohio location and will enhance the Company’s current product lineup, and offer broader options of commercial, farm, home, and auto property/casualty insurance carriers to meet all the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets.  Goodwill of $1.8 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill was determined not to be deductible for income tax purposes.  The fair value of other intangible assets of $1.6 million is related to client relationships, company name and noncompetition agreements.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  For 2017, taxable equivalent net interest income increased $6.1 million, or 8.7%, from 2016.  Interest-earning assets averaged $1.923 billion during 2017, increasing $162.0 million compared to 2016.  The Company’s interest-bearing liabilities increased 7.3% from $1.351 billion in 2016 to $1.449 billion in 2017.  The previously mentioned acquisition of Monitor increased interest-earning assets by $38.1 million and interest-bearing liabilities by $17.8 million at the completion date.

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

The profit margin, or spread, on invested funds is a key performance measure.  The Company monitors two key performance indicators - net interest spread and net interest margin.  The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.  The net interest spread in 2017 was 3.88%, decreasing from 3.94% in 2016.  The net interest margin represents the overall profit margin – net interest income as a percentage of total interest-earning assets.  This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds.  For 2017, the net interest margin, measured on a fully taxable equivalent basis, decreased to 3.99%, compared to 4.01% in 2016.  The net interest margin, excluding the impact of amortization and accretion from acquisitions, improved one basis point to 3.96% for the year ended December 31, 2017.  The accretion added $49.6 thousand per month during 2017 and will continue over the next several years.

The slight decrease in net interest margin is mainly due to pressure on increasing deposit rates as the Federal Reserve Bank continues to raise the federal funds interest rate.  Total taxable equivalent interest income was $83.7 million for 2017, which is $8.6 million more than the $75.1 million reported in 2016.  In comparing the years ending December 31, 2017 and 2016, yields on earning assets increased 9 basis points while the cost of interest bearing liabilities increased 15 basis points.  Average loans increased $149.2 million, or 11.1%, in 2017, and the loan yield decreased one basis point to 4.73%.  Tax equated income from securities, federal funds and other increased $1.8 million, or 15.9%, in 2017.  Farmers saw its yields on these assets increase from 2.72% in 2016 to 3.05% in 2017 and the average balance of investment securities and federal funds sold also increased from $416.8 million in 2016 to $429.6 million in 2017.

Total interest expense amounted to $6.9 million for 2017, a 57.2% increase from $4.4 million reported in 2016.  The increase in 2017 is the result of a $49.1 million or 4.4% increase in interest-bearing deposits and a $49.1 million or 21.2% increase in other borrowings.  The cost of interest-bearing liabilities increased from 0.32% in 2016 to 0.47% in 2017.

Management will continue to evaluate future changes in interest rates and the shape of the treasury yield curve so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.

Noninterest Income

Total noninterest income increased by $807 thousand or 3.5% in 2017.  The increase in noninterest income is due to several factors.  Gains on the sale of mortgage loans increased from $2.8 million to $3.1 million, representing an increase of $300 thousand or 8%.  Insurance agency commissions also increased to $2.4 million compared to $1.6 million in 2016 and service charges on deposit accounts increased from $4.0 million in 2016 to $4.1 million in 2017, reflecting the size of the company of after the two bank acquisitions.  Debit card interchange fees also increased $430 thousand or 16.1%.  These increases were offset by a decrease in other operating income of $478 thousand and a decrease in investment commissions of $291 thousand.  The Bank and Company expect these amounts to increase during 2018 as management continues to focus on growing the various sources of noninterest income.

Noninterest Expenses

Noninterest expense for 2017 was $61.6 million, compared to $59.5 million in 2016, representing an increase of $2.1 million, or 3.6%.  Most of the increase was from salaries and employee benefits, which increased $2.9 million or 8.9%, mainly due to an increase in salaries, as the previously mentioned acquisition of Bowers was completed on June 1, 2016 which resulted in seven months of expense in 2016 compared to a full year in 2017.  The Company also experienced an increase in employee health care insurance expense in 2017.  The Company’s full time equivalent employees (“FTE”) increased by 1.0% from December 31, 2016 to December 31, 2017.  Other operating expenses decreased by $1.0 million as a result of increased efficiencies gained as the Company grew in 2017.  Excluding expenses related to acquisition activities, noninterest expenses measured as a percentage of average assets decreased from 3.06% in 2016 to 2.93% in 2017.

The Company’s tax equivalent efficiency ratio for the twelve month period ended December 31, 2017 was 59.66%, compared to 61.59% for the same period in 2016.  Excluding expenses related to acquisition activities, the efficiency ratio for the year ended December 31, 2017 improved to 58.79% compared to 60.99% in 2016.  The main factors leading to the improvement in the efficiency ratio was the increase in net interest income and noninterest income, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraph.  The efficiency ratio is calculated as follows: non-interest expense divided by the sum of tax equivalent net interest income plus non-interest income, excluding security gains and losses and intangible amortization.  This ratio is a measure of the expense incurred to generate a dollar of revenue.  Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes

Income tax expense totaled $10.1 million for 2017 and $7.5 million in 2016.  Income taxes are computed using the appropriate effective tax rates for each period.  The increase in the current year tax expense is a result of a 16.9% increase in income before income taxes, from $28 million in 2016 to $32.8 million in 2017.  The previously mentioned Tax Cuts and Jobs Act also added $1.8 million to the current year’s income tax expense as a result of the write-down of the Company’s deferred tax asset from 35% to 21%.  The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income.  The effective income tax rate was 30.7% for 2017 and 26.7% for 2016. Based on early projections, we anticipate that the new effective tax rate in 2018 could be in the range of 15% to 19%. Refer to Note 16 to the consolidated financial statements for additional information regarding the effective tax rate.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015.

The Company’s net income totaled $20.6 million during 2016, compared to $8.1 million for 2015. On a per share basis, diluted earnings per share were $0.76 as compared to $0.36 diluted earnings per share for 2015.  Excluding expenses related to acquisition activities, net income for 2016 would have been $21.0 million, or $0.78 per share and net income for 2015 would have been $12.9 million or $0.57 per share.  Common comparative ratios for results of operations include the return on average assets and return on average stockholders’ equity.  For 2016, the return on average equity was 9.72%, compared to 4.97% for 2015. The return on average assets was 1.07% for 2016 and 0.54% for 2015.   Excluding expenses related to acquisition activities, the return on average assets and return on average stockholders’ equity were 1.09% and 9.92% in 2016, compared to 0.87% and 7.95% in 2015, respectively.

The results for 2016 included $73 thousand in gains on sales of securities, compared to $94 thousand in 2015.

Net Interest Income

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

Total taxable equivalent interest income was $75.1 million for 2016, which is $19.1 million more than the $56.0 million reported in 2015.  In comparing the years ending December 31, 2016 and 2015, yields on earning assets increased 15 basis points while the cost of interest bearing liabilities decreased similarly at seven basis points.  Average loans increased $388.9 million, or 40.7%, in 2016, and the loan yield remained unchanged at 4.74%.  Tax equated income from securities, federal funds and other increased $591 thousand, or 5.50%, in 2016.  Farmers saw its yields on these assets increase slightly from 2.64% in 2015 to 2.72% in 2016.  The average balance of investment securities and federal funds sold also increased from $407.2 million in 2015 to $416.8 million in 2016.

Total interest expense amounted to $4.4 million for 2016, a 7.0% increase from $4.1 million reported in 2015.  The increase in 2016 is the result of a $204.9 million increase in interest-bearing deposits and an $89.0 million increase in other borrowings.  The cost of interest-bearing liabilities decreased from 0.39% in 2015 to 0.32% in 2016.

Noninterest Income

Total noninterest income increased by $4.9 million in 2016.  The increase in noninterest income is due to several factors.  Gains on the sale of mortgage loans increased from $1.1 million to $2.8 million, representing an increase of $1.7 million.  Insurance agency commissions also increased to $1.6 million compared to $569 thousand in 2015 and service charges on deposit accounts increased from $3.3 million in 2015 to $4.0 million in 2016, reflecting the size of the company after the two bank acquisitions.  Debit card interchange fees also increased $780 thousand or 41.5%.  Other operating income also increased $599 thousand, primarily as a result of the positive impact from account level transaction volumes from the merger related growth.

Noninterest Expenses

Noninterest expense for 2016 was $59.5 million, compared to $54.0 million in 2015, representing an increase of $5.5 million, or 10.1%.  Most of the increase was from salaries and employee benefits, which increased $5.3 million or 19.8%, mainly due to an increase in the number of employees resulting from the mergers.  The Company’s full time equivalent employees (“FTE”) increased by 8.5% from December 31, 2015 to December 31, 2016.  Occupancy and equipment costs also increased $1.2 million due to additional banking locations resulting from the mergers.  Excluding expenses related to acquisition activities, noninterest expenses measured as a percentage of average assets decreased from 3.21% in 2015 to 3.06% in 2016.

The Company’s tax equivalent efficiency ratio for the 12 month period ended December 31, 2016 was 61.59%, compared to 75.26% for the same period in 2015.  Excluding expenses related to acquisition activities, the efficiency ratio for the year ended December 31, 2016 improved to 60.99%.  The main factors leading to the improvement in the efficiency ratio was the increase in net interest income and noninterest income, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraph.  The efficiency ratio is calculated as follows: non-interest expense divided by the sum of tax equivalent net interest income plus non-interest income, excluding security gains and losses and intangible amortization.  This ratio is a measure of the expense incurred to generate a dollar of revenue.  Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes

Income tax expense totaled $7.5 million for 2016 and $2.5 million in 2015.  The increase in the current year tax expense can be mainly attributed to the $17.5 million increase in income before taxes.  The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income.  The effective income tax rate was 26.7% for 2016 and 23.7% for 2015.

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

Along with its liquid assets, Farmers has additional sources of liquidity available which help to insure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at three major domestic banks.  At December 31, 2017, Farmers had not borrowed against these lines of credit.  Management feels that its liquidity position is more than adequate and will continue to monitor the position on a monthly basis.  The Company also has additional borrowing capacity with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Company views its membership in the FHLB as a solid source of liquidity.  As of December 31, 2017, the Bank is eligible to borrow an additional $60 million from the FHLB under various fixed rate and variable rate credit facilities.  Advances outstanding from the FHLB at December 31, 2017 amounted to $219.8 million.

Farmers’ primary investing activities are originating loans and purchasing securities.  During 2017, net cash used by investing activities amounted to $137.1 million, compared to $115.4 million used in 2016.  Net increases in loans were $132.3 million in 2017, compared to $133.2 million in 2016.  The cash used by lending activities during 2017 can be attributed to the activity in the commercial real estate, residential real estate, and agricultural loan portfolios.  Purchases of securities available for sale were $114.6 million in 2017, compared to $52.6 million in 2016, and proceeds from maturities and sales of securities available for sale were $97.6 million in 2017, compared to $71.4 million in 2016.  Net cash of $16.3 million was received as a result of the acquisition of Monitor in 2017.

Farmers’ primary financing activities are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $122.4 million for 2017, compared to $76.7 million in 2016.  The majority of this increase can be attributed to the net change in short-term borrowings as the Company increased their short-term borrowings by $91.1 million in 2017 compared to a $27.4 million decrease in 2016.  The increase in short-term borrowings is mainly a result of loan growth outpacing deposit growth during 2017.  Deposits increased $45.4 million in 2017, compared to a $115.7 million increase in 2016.

Loan Portfolio

Maturities and Sensitivities of Loans to Interest Rates

The following schedule shows the composition of loans and the percentage of loans in each category at the dates indicated. Balances include unamortized loan origination fees and costs.

Years Ended December 31,	2017		2016		2015		2014		2013
Commercial Real Estate	$512,502	32.5%	$445,966	31.2%	$408,534	31.5%	$222,573	33.5%	$217,362	34.4%
Commercial	219,973	13.9	204,359	14.3	199,457	15.4	120,139	18.1	105,011	16.7
Residential Real Estate	468,884	29.7	430,195	30.1	394,582	30.4	183,853	27.7	170,151	27.0
Consumer	212,935	13.5	218,100	15.3	185,077	14.3	137,276	20.7	138,148	21.9
Agricultural	163,087	10.4	129,015	9.1	109,215	8.4	11	0.0	12	0.0
Total Loans	$1,577,381	100.0%	$1,427,635	100.0%	$1,296,865	100.0%	$663,852	100.0%	$630,684	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for commercial and commercial real estate loans listed above as of December 31, 2017:

Types of Loans	1 Year or less	1 to 5 Years	Over 5 Years
Commercial	$18,553	$105,964	$95,456
Commercial Real Estate	$33,628	$78,650	$400,224
Agricultural	$3,056	$23,871	$136,160

The amounts of commercial, commercial real estate and agricultural loans as of December 31, 2017, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$34,619	$589,883	$624,502
Fixed Rates of Interest	20,618	250,442	271,060
Total Loans	$55,237	$840,325	$895,562

Total loans were $1.6 billion at year-end 2017, compared to $1.4 billion at year-end 2016.  Loans grew 9% organically during the past twelve months.  The organic increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  Most of the increase in loans has occurred in the commercial real estate, agricultural, residential real estate and commercial loan portfolios.  Loans comprised 77.7% of the Bank’s average earning assets in 2017, compared to 76.3% in 2016.  The Company has also experienced growth in its originated loans portfolio as a result of loans previously acquired from earlier bank mergers being renewed and recorded into the originated book.  The product mix in the loan portfolio includes commercial loans comprising 13.9%, residential real estate loans 29.7%, commercial real estate loans 32.5%, consumer loans 13.5% and agricultural loans 10.4% at December 31, 2017, compared with 14.3%, 30.1%, 31.2%, 15.3% and 9.1%, respectively, at December 31, 2016.

Loans contributed 84.3% of total taxable equivalent interest income in 2017 and 84.9% in 2016.  Loan yields were 4.73% in 2017, 38 basis points greater than the average rate for total earning assets.  Management recognizes that while the loan portfolio holds some of the Bank’s’ highest yielding assets, it is inherently the most risky portfolio.  Accordingly, management attempts to balance credit risk versus return with conservative credit standards.  Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process.  To minimize risks associated with changes in the borrower’s future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral. Commercial loans at December 31, 2017 increased 7.6% from year-end 2016 with outstanding balances of $220.0 million.  The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank.  The mix is diverse, covering a wide range of borrowers, business types and local municipalities.  The Bank monitors and controls concentrations within a particular industry or segment of the economy.  These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Residential real estate mortgage loans increased to $468.9 million at December 31, 2017, compared to $430.2 million in 2016.  Farmers originated both fixed rate and adjustable rate mortgages during 2017.  Fixed rate terms are generally limited to fifteen year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial real estate loans increased from $446.0 million at December 31, 2016 to $512.5 million at December 31, 2017, an increase of $66.5 million or 14.9%.  The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate.  These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers.

The growth in the commercial and commercial real estate loan portfolios was consistent with the improvements in the local economy.  Several new projects announced in the Company’s market area, along with decreased levels of unemployment have led small business owners to expand or make additional investments in their operations.

Agricultural loans increased from $129.0 million in 2016 to $163.1 million in 2017, an increase of $34.1 million or 26.4%.  The Company’s agricultural loan portfolio contains a diverse mix of dairy, crops, land, poultry and cattle loans.

Summary of Loan Loss Experience

The following is an analysis of the allowance for loan losses for the periods indicated:

Years Ended December 31,	2017	2016	2015	2014	2013
Balance at Beginning of Year	$10,852	$8,978	$7,632	$7,568	$7,629
Charge-Offs:
Commercial Real Estate	(207)	(349)	(536)	(151)	(505)
Commercial	(375)	(245)	(290)	(185)	(99)
Residential Real Estate	(162)	(188)	(320)	(585)	(326)
Consumer	(2,542)	(2,019)	(2,058)	(2,213)	(1,723)
Total Charge-Offs	(3,286)	(2,801)	(3,204)	(3,134)	(2,653)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	592	15	130	125	171
Commercial	66	45	9	29	262
Residential Real Estate	100	112	122	77	47
Consumer	641	633	779	1,087	822
Total Recoveries	1,399	805	1,040	1,318	1,302
Net Charge-Offs	(1,887)	(1,996)	(2,164)	(1,816)	(1,351)
Provision For Loan Losses	3,350	3,870	3,510	1,880	1,290
Balance at End of Year	$12,315	$10,852	$8,978	$7,632	$7,568
Ratio of Net Charge-offs to Average Loans Outstanding	0.13%	0.15%	0.22%	0.28%	0.23%
Allowance for Loan Losses/Total Loans	0.78	0.76	0.69	1.15	1.20

Provisions charged to operations amounted to $3.4 million in 2017, compared to $3.9 million in 2016, a decrease of $520 thousand.  This decrease is primarily due to the lower level of net charge-offs in 2017 and the decrease in past due and nonperforming loans.  Net charge-offs for the year ended December 31, 2017 were $1.9 million, $109 thousand less than net charge-offs for the year ended December 31, 2016.  The allowance for loan losses to total loans increased from 0.76% at December 31, 2016 to 0.78% at December 31, 2017.  When the acquired loans from the NBOH and Tri-State mergers are excluded the ratio is 0.97% at December 31, 2017 and 1.03% at December 31, 2016, and compares similarly with the periods prior to 2015 presented in the above table.  Additionally, when loans collectively evaluated for impairment, which excludes acquired loans, are compared to the allowance for loan losses for loans collectively evaluated for impairment the ratio is 0.96% for the year ended December 31, 2017, compared to 1.01% for the year ended December 31, 2016.  Nonperforming loans to total loans decreased from 0.57% at December 31, 2016 to 0.49% at December 31, 2017.  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.

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

The allowance for loan losses increased $1.5 million during the year.  Aside from the various credit quality metrics discussed above, another reason for the increase in the current year allowance for loan losses was an increase in the size of the loan portfolio.  Loan growth in 2017 amounted to 10.5%.

At December 31, 2017, commercial loans collectively evaluated for impairment totaled $225.3 million with an allowance allocation of $2.0 million compared to commercial loans collectively evaluated for impairment of $195.1 million with an allowance for loan losses of $1.8 million at December 31, 2016.  The commercial loan portfolio experienced a provision of $446 thousand, compared to a $701 thousand provision in 2016.  Impaired loans are carried at the fair value of the underlying collateral, less estimated disposition costs, if repayment of the loan is expected to be solely dependent on the sale of the collateral.  Otherwise, impaired loans are carried at the present value of expected cash flows.

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

The ratio of the allowance for loan losses to non-performing loans at December 31, 2017 improved to 160.04%, compared to 132.83% at December 31, 2016.  Increases in nonaccrual loans in the residential real estate loan and consumer loan portfolios were offset by decreases in the commercial real estate and agricultural loan portfolios.  The balance in the allowance for loan losses increased in 2017, with the increased loan portfolio size, to $12.3 million compared to $10.9 million in 2016.

Nonperforming Assets
December 31,	2017	2016	2015	2014	2013
Nonaccrual loans:
Commercial Real Estate	$717	$1,410	$3,803	$3,273	$3,117
Commercial	1,192	1,361	1,609	1,645	1,993
Residential Real Estate	4,038	2,636	3,116	2,881	2,864
Consumer	660	396	457	126	363
Agricultural	56	686	73	83	94
Total Nonaccrual Loans	$6,663	$6,489	$9,058	$8,008	$8,431
Loans Past Due 90 Days or More	1,032	1,681	1,387	473	646
Total Nonperforming Loans	$7,695	$8,170	$10,445	$8,481	$9,077

Other Real Estate Owned	171	482	942	148	171
Total Nonperforming Assets	$7,866	$8,652	$11,387	$8,629	$9,248

Loans modified in troubled debt restructurings	$4,980	$7,007	$9,325	$8,110	$8,280
TDRs included in Nonaccrual Loans	$2,624	$3,113	$4,733	$1,436	$1,957
Percentage of Nonperforming Loans to Total Loans	0.49%	0.57%	0.81%	1.28%	1.44%
Percentage of Nonperforming Assets to Total Assets	0.36%	0.44%	0.61%	0.76%	0.81%
Loans Delinquent 30-89 days	10,191	12,746	9,129	5,426	3,658
Percentage of Loans Delinquent 30-89 days to Total Loans	0.65%	0.89%	0.70%	0.82%	0.58%

The Company has forgone interest income of approximately $264 thousand from nonaccrual loans as of December 31, 2017 that would have been earned, over the life of the loans, if all loans had performed in accordance with their original terms.

Net charge-offs as a percentage of average loans outstanding decreased from 0.15% for 2016 to 0.13% for 2017 as a result of the larger loan portfolio and improved loan quality.  Net charge-offs decreased from $2.0 million in 2016 to $1.9 million in 2017.  An increase in gross charge-offs was experienced in the consumer and commercial loan portfolios of $523 thousand and $130 thousand respectively, but those were offset by decreases in the commercial real estate and residential real estate loan portfolios of $142 thousand and $26 thousand, respectively.

The following table summarizes the Company’s allocation of the allowance for loan losses for the past five years:

December 31,	2017		2016		2015		2014		2013
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial Real Estate	$4,260	40.0%	$3,577	37.4%	$3,127	37.5%	$2,676	33.5%	$2,752	34.4%
Commercial	2,011	16.8	1,874	17.2	1,373	17.8	1,420	18.1	1,219	16.7
Residential Real Estate	2,521	29.7	2,205	30.1	1,845	30.4	1,689	27.7	1,964	27.0
Consumer	2,848	13.5	2,766	15.3	2,160	14.3	1,663	20.7	1,419	21.9
Unallocated	675	0	430	0	473	0	184	0	214	0
	$12,315	100.0%	$10,852	100.0%	$8,978	100.0%	$7,632	100.0%	$7,568	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2017 will occur in the same proportions or that the allocation indicates future charge-off trends.  The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios.  In previous years, the indirect installment loan category has represented the largest percentage of loan losses.  The consumer loan category represents approximately 13.5% of total loans and in 2017, the gross charge-offs accounted for 77.4% of the losses of the entire loan portfolio.  For the commercial loan category, which represents 16.8% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications.  The gross charge-offs in the commercial real estate portfolio, which represents 40.0% of the total portfolio, was $207 thousand for 2017.

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

As of December 31, 2017, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans.  As of that date, there were also no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The investment securities portfolio increased $23.3 million in 2017.  This increase is a result of maintaining the security portfolio’s at a constant level, as a percentage of total assets, during 2017’s growth in assets.  The Company’s investment strategy is to maintain a diverse investment security portfolio with a higher concentration in tax-free municipal securities and mortgage-backed securities that are issued by U.S. Government sponsored enterprises.  Farmers sold $54.5 million in securities in 2017, resulting in net security gains of $4 thousand.  Farmers recognized market appreciation on faster paying mortgage-backed securities and lower rated municipal securities, and reinvested in new mortgage-backed securities and higher rated municipal securities to further diversify the securities portfolio.  During 2014, the Company created the Investment subsidiary to hold municipal securities and take advantage of more favorable tax treatment.  At December 31, 2017, the Investment entity had a balance of $95.5 million in municipal securities.

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

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

Type

December 31,	2017	2016	2015
U.S. Treasury securities	$4,278	$1,211	$1,192
U.S. government sponsored enterprise debt securities	4,639	4,710	9,914
Mortgage-backed securities - residential and collateralized mortgage obligations	177,571	190,375	223,752
Small Business Administration	14,212	16,706	19,299
Obligations of states and political subdivisions	191,003	155,303	138,723
Equity securities	394	351	298
Corporate bonds	1,234	1,339	1,134
	$393,331	$369,995	$394,312

A summary of debt securities held at December 31, 2017 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

Type and Maturity Grouping	December 31, 2017
	Fair Value	Weighted Average Yield (1)
U.S. Treasury securities
Maturing within one year	$3,070	1.07%
Maturing after one year but within five years	693	1.74%
Maturing after five years but within ten years	515	1.94%
Total U.S. Treasury securities	$4,278	1.29%

U.S. government sponsored enterprise debt securities
Maturing within one year	$748	1.37%
Maturing after one year but within five years	3,123	1.68%
Maturing after five years but within ten years	675	2.73%
Maturing after ten years	93	2.25%
Total U.S. government sponsored enterprise debt securities	$4,639	1.80%

Mortgage-backed securities - residential and collateralized mortgage obligations (2)
Maturing within one year	$24,318	2.37%
Maturing after one year but within five years	70,713	2.39%
Maturing after five years but within ten years	49,044	2.43%
Maturing after ten years	33,496	2.70%
Total mortgage-backed securities	$177,571	2.45%

Small Business Administration
Maturing within one year	$16	3.49%
Maturing after one year but within five years	15	3.42%
Maturing after five years but within ten years	14,181	2.08%
Total small business administration	$14,212	2.08%

Obligations of states and political subdivisions
Maturing within one year	$14,861	2.62%
Maturing after one year but within five years	43,090	3.10%
Maturing after five years but within ten years	120,473	3.93%
Maturing after ten years	12,579	3.78%
Total obligations of states and political subdivisions	$191,003	3.62%

Corporate bonds
Maturing within one year	$350	1.72%
Maturing after one year but within five years	679	1.94%
Maturing after five years but within ten years	205	2.71%
Total other securities	$1,234	1.99%

(1)

The weighted average yield has been computed by dividing the total contractual interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding.  The weighted average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis.  The amounts of adjustments to interest which are based on the new statutory tax rate of 21% as written in the Tax Cuts and Jobs Act were $81 thousand, $263 thousand, $931 and $101 thousand for the four ranges of maturities.

(2)	Payments based on contractual maturity.

Premises and Equipment

Premises and equipment had a net decrease of $939 thousand in 2017 as a result of the sale of land and bank premises amounting to $439 thousand and depreciation of $1.6 million.  This was offset by new additions of premises and equipment amounting to $1.1 million.

Deposits

Deposits represent the Company’s principal source of funds.  The deposit base consists of demand deposits, savings and money market accounts and other time deposits.  During the year, the Company’s average total deposits increased from $1.468 billion in 2016 to $1.559 billion in 2017, representing an increase of 6.2%.  Noninterest demand deposits increased $42.2 million in 2017.  Average interest bearing demand deposits increased $71.4 million, which was offset by a decrease in savings deposits of $19.5 million since December 31, 2016.  With interest rates continuing to be low in 2017, customers have little incentive to commit funds to term deposit accounts.  Average time deposits had a modest decrease of $2.7 million in 2017.  The Company’s focus is on core deposit growth and Farmers will continue to price deposit rates to remain competitive within the market and to retain customers.  At December 31, 2017, core deposits – savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 96.4% of total deposits.

Bank Owned Life Insurance

Farmers’ owns bank owned life insurance policies on the lives of certain members of management.  The purpose of this investment is to help fund the costs of employee benefit plans.  The cash surrender value of these policies was $33.9 million at December 31, 2017, compared to $30.0 million at December 31, 2016.

Borrowings

Average short-term borrowings increased $59.2 million or 28.0% since December 31, 2016 as a result of loan growth outpacing deposit growth in 2017.  Most of the increase was in short-term Federal Home Loan Advances (the “FHLB”).  Average Long-term borrowings decreased $10.1 million or 51.0%, as maturing FHLB advances were refinanced with short-term advances to capitalize on the favorable interest rates.  See Note 10 and 11 within Item 8 of this Annual report on Form 10-K for additional detail.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2017, the Company’s significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments.  Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments
12/31/2017
	Note
	Ref.	2018	2019	2020	2021	2022	Thereafter
Deposits without maturity		$1,340,814
Certificates of deposit	9	92,678	46,243	35,619	55,086	20,424	13,855
Repurchase agreements	10	74,215
Short-term borrowed funds	10	350
Short-term FHLB advances	10	215,000
Long-term borrowings	11	1,075	931	860	792	729	2,607
Operating leases	7	425	419	384	380	270	973

There is also a $3 million additional commitment to SBIC investment funds over the next several years.  The payments have no predetermined due dates at year end 2017.  Note 12 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements.  Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

At December 31, 2017, the Company did not engage in derivatives or hedging contracts that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet.  Management’s policy is to not engage in derivatives contracts for speculative trading purposes.  The Company does utilize interest-rate swaps as a way of helping manage interest rate risk and not as derivatives for trading purposes.  See Note 20 within Item 8 of this Annual report on Form 10-K for additional detail.

Capital Resources

Total Stockholders’ Equity increased 13.5% from $213.2 million at December 31, 2016 to $242.1 million in 2017.  The increase is due to the net income addition to retained earnings less the amount of dividends paid and issuance of stock for the Monitor acquisition.  During the year, shareholders received a total of $0.22 per share cash dividends paid in the past four quarters, a 38% increase compared to the $0.16 cash dividend per share paid in 2016.  Book value increased 11.6% from $7.88 per share at December 31, 2016 to $8.79 per share at December 31, 2017.  The Company’s tangible book value also increased from $6.21 per share at December 31, 2016 to $7.14 per share at December 31, 2017, an increase of 15.0%.

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC.  The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined).  Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators.  At December 31, 2017, under the new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III), Farmers Bank and Farmers are required to have minimum capital ratios.  Actual and minimum ratios are detailed in Note 14 of the Consolidated Financial Statements.  Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2017 and 2016. At year-end 2017 and 2016, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies.  U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired.  The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace.  The goodwill value is supported by revenue that is in part driven by the volume of business transacted.  A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.  U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information.  At December 31, 2017, on a consolidated basis, Farmers had intangibles of $7.2 million subject to amortization and $38.2 million of goodwill, which was not subject to periodic amortization.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2017 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

	2017	2016	ALCO
Changes In Interest Rate (basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	-1.9%	-0.1%	15%
+200	-1.0%	0.2%	10%
+100	-0.5%	0.3%	5%
-100	-3.3%	-3.4%	5%
Net Present Value Of Equity Change
+300	-7.5%	-1.3%	20%
+200	-3.7%	0.6%	15%
+100	0.3%	1.4%	10%
-100	-7.2%	-4.0%	10%

All interest rate change results fall within policy limits for the year ended December 31, 2017 and 2016.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report dated March 6, 2018.

/s/ Kevin J. Helmick	/s/ Carl D. Culp
Kevin J. Helmick	Carl D. Culp
President and Chief Executive Officer	Senior Executive Vice President and Treasurer

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

Farmers National Banc Corp.

Canfield, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

Crowe Horwath LLP

We have served as the Company's auditor since 2003.

Cleveland, Ohio

March 6, 2018

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2017	2016
ASSETS
Cash and due from banks	$17,785	$19,678
Federal funds sold and other	39,829	22,100
TOTAL CASH AND CASH EQUIVALENTS	57,614	41,778

Securities available for sale	393,331	369,995
Loans held for sale	272	355

Loans	1,577,381	1,427,635
Less allowance for loan losses	12,315	10,852
NET LOANS	1,565,066	1,416,783

Premises and equipment, net	22,286	23,225
Goodwill	38,201	37,164
Other intangibles	7,168	7,990
Bank owned life insurance	33,877	30,048
Other assets	41,254	38,775
TOTAL ASSETS	$2,159,069	$1,966,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$412,346	$366,870
Interest-bearing	1,192,373	1,157,886
TOTAL DEPOSITS	1,604,719	1,524,756

Short-term borrowings	289,565	198,460
Long-term borrowings	6,994	15,036
Other liabilities	15,717	14,645
TOTAL LIABILITIES	1,916,995	1,752,897

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common Stock - Authorized 35,000,000 shares; issued 28,179,598 in 2017 and 27,713,811 in 2016	186,903	178,317
Retained earnings	59,208	42,547
Accumulated other comprehensive income (loss)	596	(2,791)
Treasury stock, at cost; 635,550 shares in 2017 and 666,147 shares in 2016	(4,633)	(4,857)
TOTAL STOCKHOLDERS' EQUITY	242,074	213,216
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,159,069	$1,966,113

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2017	2016	2015
INTEREST AND DIVIDEND INCOME
Loans, including fees	$69,934	$63,109	$44,657
Taxable securities	4,899	5,058	5,903
Tax exempt securities	4,763	3,650	2,951
Dividends	537	515	287
Federal funds sold and other interest income	394	166	29
TOTAL INTEREST AND DIVIDEND INCOME	80,527	72,498	53,827

INTEREST EXPENSE
Deposits	4,490	3,221	3,489
Short-term borrowings	2,167	689	177
Long-term borrowings	224	468	424
TOTAL INTEREST EXPENSE	6,881	4,378	4,090
NET INTEREST INCOME	73,646	68,120	49,737
Provision for loan losses	3,350	3,870	3,510
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	70,296	64,250	46,227

NONINTEREST INCOME
Service charges on deposit accounts	4,077	4,010	3,253
Bank owned life insurance income, including death benefits	831	814	702
Trust fees	6,431	6,235	6,156
Insurance agency commissions	2,407	1,560	569
Security gains	4	73	94
Retirement plan consulting fees	1,857	1,990	2,130
Investment commissions	919	1,210	1,172
Net gains on sale of loans	3,066	2,843	1,101
Debit card and EFT fees	3,089	2,661	1,882
Other operating income	1,370	1,848	1,247
TOTAL NONINTEREST INCOME	24,051	23,244	18,306

NONINTEREST EXPENSE
Salaries and employee benefits	34,759	31,908	26,638
Occupancy and equipment	6,292	6,615	5,452
State and local taxes	1,663	1,544	1,171
Professional fees	2,891	2,757	3,180
Merger related costs	888	563	6,392
Advertising	1,527	1,462	1,479
FDIC insurance	869	1,055	937
Intangible amortization	1,494	1,461	983
Core processing charges	2,880	2,699	2,176
Telephone and data	973	930	676
Other operating expenses	7,331	8,458	4,895
TOTAL NONINTEREST EXPENSE	61,567	59,452	53,979
INCOME BEFORE INCOME TAXES	32,780	28,042	10,554

INCOME TAXES	10,069	7,485	2,499
NET INCOME	$22,711	$20,557	$8,055

EARNINGS PER SHARE:
Basic and Diluted	$0.82	$0.76	$0.36

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2017	2016	2015
NET INCOME	$22,711	$20,557	$8,055

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	5,107	(4,270)	(1,403)
Reclassification adjustment for gains realized in income	(4)	(73)	(94)
Net unrealized holding gains (losses)	5,103	(4,343)	(1,497)
Income tax effect	(1,786)	1,520	524
Unrealized holding gains (losses), net of reclassification and tax	3,317	(2,823)	(973)

Change in funded status of post-retirement health plan	(55)	(156)	20
Income tax effect	19	55	(7)
Change in funded status of post-retirement health plan, net of tax	(36)	(101)	13

Other comprehensive income (loss), net of tax	3,281	(2,924)	(960)

TOTAL COMPREHENSIVE INCOME	$25,992	$17,633	$7,095

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2017	2016	2015
COMMON STOCK
Balance at beginning of year	$178,317	$176,287	$106,021
Issued 18,928 treasury shares under the Long Term Incentive Plan	(133)	0	0
Issued 465,787 shares in 2017, 123,280 in 2016 and 8,559,472 in 2015 as part of business combinations	6,358	1,138	69,780
Stock compensation expense for unvested shares	2,361	892	486
Balance at end of year	186,903	178,317	176,287

RETAINED EARNINGS
Balance at beginning of year	42,547	26,316	20,944
Net income	22,711	20,557	8,055
Decrease as a result of shares issued under the Long Term Incentive Plan	(5)	0	0
Increase as a result of a contingent payment as part of a business combination	73	0	0
Reclassification of disproportionate tax effects	(106)	0	0
Dividends declared:
$.22 cash dividends per share in 2017, $.16 per share in 2016 and $.12 per share 2015	(6,012)	(4,326)	(2,683)
Balance at end of year	59,208	42,547	26,316

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(2,791)	133	1,093
Reclassification of disproportionate tax effects	106	0	0
Other comprehensive income (loss)	3,281	(2,924)	(960)
Balance at end of year	596	(2,791)	133

TREASURY STOCK, AT COST
Balance at beginning of year	(4,857)	(4,689)	(4,498)
Issued 11,669 shares in contingent payments as part of a business combination	85	0	0
Reissued 18,928 and 3,000 shares in 2017 and 2015 under the Long Term Incentive Plan	139	0	22
Purchased 19,900 shares in 2016 and 26,800 shares in 2015	0	(168)	(213)
Balance at end of year	(4,633)	(4,857)	(4,689)
TOTAL STOCKHOLDERS' EQUITY AT END OF YEAR	$242,074	$213,216	$198,047

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,711	$20,557	$8,055
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,350	3,870	3,510
Depreciation and amortization	3,139	3,667	2,751
Net amortization of securities	1,823	2,216	2,275
Security gains	(4)	(73)	(94)
Loss (gain) on land and building sales, net	53	(238)	0
Stock compensation expense	2,361	892	486
Loss on sale of other real estate owned	20	277	286
Earnings on bank owned life insurance	(831)	(814)	(702)
Origination of loans held for sale	(56,810)	(64,599)	(46,201)
Proceeds from loans held for sale	59,959	68,856	46,455
Net gains on sale of loans	(3,066)	(2,843)	(1,101)
Net change in other assets and liabilities	(2,139)	(7,273)	(9,397)
NET CASH FROM OPERATING ACTIVITIES	30,566	24,495	6,323

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	43,104	59,904	63,243
Proceeds from sales of securities available for sale	54,497	11,493	102,257
Purchases of securities available for sale	(114,600)	(52,628)	(72,683)
Purchases of restricted stock	(842)	(200)	0
Loan originations and payments, net	(132,597)	(133,248)	(139,656)
Proceeds from sale of other real estate owned	643	665	553
Purchase of bank owned life insurance	(3,000)	0	(6,000)
Proceeds from land and building sales	439	479	723
Additions to premises and equipment	(956)	(788)	(1,299)
Net cash (paid) received in business combinations	16,203	(1,073)	29,749
NET CASH FROM INVESTING ACTIVITIES	(137,109)	(115,396)	(23,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	45,377	115,709	(44,659)
Net change in short-term borrowings	91,105	(27,372)	91,159
Repayments of long-term borrowings	(8,091)	(7,178)	(3,228)
New advances for long term borrowing	0	0	5,000
Cash dividends paid	(6,012)	(4,326)	(2,683)
Repurchase of common shares	0	(168)	(213)
NET CASH FROM FINANCING ACTIVITIES	122,379	76,665	45,376
NET CHANGE IN CASH AND CASH EQUIVALENTS	15,836	(14,236)	28,586

Beginning cash and cash equivalents	41,778	56,014	27,428
Ending cash and cash equivalents	$57,614	$41,778	$56,014

Supplemental cash flow information:
Interest paid	$6,754	$4,316	$4,047
Income taxes paid	$8,800	$9,410	$2,620

Supplemental noncash disclosures:
Transfer of loans and property to other real estate owned	$279	$482	$888
Issuance of stock for business combinations	$6,358	$1,138	$69,780
Contingent consideration for business combination	$85	$880	$0
Security purchases not settled	$0	$927	$1,338

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts In Thousands except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. and its wholly-owned subsidiaries, The Farmers National Bank of Canfield (“Bank”), Farmers Trust Company (“Trust”), National Associates, Inc. (“NAI”) and Farmers National Captive, Inc. (“Captive”).  Captive was formed during 2016 and is a wholly-owned insurance subsidiary of the Company.  The consolidated financial statements also include the accounts of the Farmers National Bank of Canfield’s subsidiaries; Farmers National Insurance (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”).  The Company acquired Monitor Bancorp, Inc. (“Monitor”), the holding company of Monitor Bank in 2017 and First National Bank of Orrville (“First National Bank”) a subsidiary of National Bancshares Corporation (“NBOH”) and 1st National Community Bank (“FNCB”) a subsidiary of Tri-State 1st Banc, Inc. (“Tri-State”) during 2015 and consolidated all activity of these acquisitions within the Bank.  The Bank acquired Bowers Insurance Agency, Inc. (“Bowers”) and consolidated the activity of Bowers with Farmers National Insurance (“Insurance”) during 2016, see Note 2.  Together all entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through the Bank.  As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  The primary area served by the Bank is the northeastern region of Ohio through thirty nine (39) locations and two branch location in southwestern Pennsylvania.  The Company provides trust services through its Trust subsidiary, retirement consulting services through its NAI subsidiary and insurance services through the Bank’s Insurance subsidiary.  Trust has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions.  The primary purpose of Investments is to invest in municipal securities.  Captive provides property and casualty insurance coverage to the Company and its subsidiaries.  Captive pools resources with thirteen other similar insurance subsidiaries of financial institutions to spread a limited amount of risk among the pool members and to provide insurance where not currently available or economically feasible in today’s insurance market place.

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

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer.  However, most of the Company’s business activity is with customers located within Northeastern Ohio.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of a nine county area.  Loans secured by real estate represent 69.8% of the total portfolio and changes related to the real estate markets are monitored by management.

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

All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.  Servicing assets are evaluated for impairment based upon the fair value of the assets compared to carrying amount.  Any impairment is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.  There was no valuation allowance impairment against servicing assets as of December 31, 2017 or 2016.

Servicing fee income is recorded when earned for servicing loans based on a contractual percentage of the outstanding principal or a fixed amount per loan.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  Servicing fees, late fees and ancillary fees related to loan servicing are not considered significant for financial reporting.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  These assets are recorded in other assets on the balance sheets as other real estate owned (“OREO”).  OREO totaled $171 thousand at December 31, 2017 and $482 thousand at December 31, 2016.  Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost.  Premises and equipment are stated at cost, less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Restricted Stock: The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is also a member of and owns stock in the Federal Reserve Bank.  These stocks are carried at cost, classified as restricted securities included in other assets, and periodically evaluated for impairment based on ultimate recovery of par value.  Restricted stock totaled $10.5 million at December 31, 2017 and $9.6 million at December 31, 2016.  Both cash and stock dividends are reported as income.

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

Goodwill and Other Intangible Assets: Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date.  Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually.  The Company has selected September 30 as the date to perform the annual goodwill impairment tests associated with the acquisition of the Trust, NAI, First National Bank, FNCB, Bowers and Monitor.  Intangible assets with definite useful lives are amortized over their estimated useful lives.  Goodwill is the only intangible asset with an indefinite life on the balance sheet.  Core deposit intangible assets arising from bank acquisitions are amortized over their estimated useful lives of 7 to 8 years.  Non-compete contracts are amortized on a straight line basis, over the term of the agreements.  Customer relationship and trade name intangibles are amortized over a range of 13 to 15 years on an accelerated method.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank (“FRB”) was required to meet regulatory reserve and clearing requirements.  The Company had deposits with the FRB of $30.0 million at December 31, 2017 and $16.4 million at December 31, 2016.

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

Adoption of New Accounting Standards and Newly Issued, Not Yet Effective Accounting Standards: During February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the amendments eliminate the stranded tax effects and will improve the usefulness of information reported to financial statement users.  However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The standard takes effect for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption of the amendments in this Update is permitted for public business entities for reporting periods for which financial statements have not yet been issued and for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  The Company early adopted this ASU and the result was a reclass of $106 thousand from accumulated other comprehensive income to retained earnings and is reflected in the Consolidated Financial Statements as of December 31, 2017.

During April of 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  Under current U.S. GAAP, a premium is typically amortized to the maturity date when a callable debt security is purchased at a premium, even if the holder is certain the call will be exercised.  As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings.  The new standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument.  The standard takes effect for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018.  The Company does not plan to early adopt this ASU, which is permitted, including adoption in an interim period.  The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test.  Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not plan on early adoption of this ASU.  The adoption of this guidance is not expected to have an impact on the Company's Consolidated Financial Statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company has begun to accumulate historical credit information, established an internal committee and engaged a software provider in preparation for testing of the systems during 2019.  Adoption of ASU 2016-13 will happen on January 1, 2020.  Management has not determined the full impact the new standard will have on the Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company adopted the ASU 2016-09 on January 1, 2017 which had no material impact on its Consolidated Financial Statements and disclosures.

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases.  The main objective of ASU 2016-02 is to provide users with useful, transparent and complete information about leasing transactions.  ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements.  ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company will adopt this ASU when required.  As disclosed in footnote 7, certain leases that the Company has in place could require the capitalization of $2.9 million on the balance sheet as an asset and a related liability in the same amount with no income statement effect.  Therefore the Company does not expect the adoption of this ASU to have a material impact to its Consolidated Financial Statements.

In January 2016, FASB issued ASU 2016-01: Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following: 1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this ASU 2016-01 on January 1, 2018 and realized no material impact on its Consolidated Financial Statements.

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606).  The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017.  The new guidance will be effective for the Company's year ending December 31, 2018 and has been adopted as of January 1, 2018. The use of the modified retrospective approach will be used for implementing this standard. Interest income is outside of the scope of the new standard and will not be impacted by the adoption of the standard. A review of the Company’s noninterest income has not resulted in a change in revenue recognition since adoption, nor is it expected to change revenue recognition prospectively in a significant way.

NOTE 2 - BUSINESS COMBINATIONS

On August 15, 2017, the Company completed the acquisition of Monitor Bancorp, Inc. (“Monitor”), the holding company of Monitor Bank.  The transaction involved both cash and 465,787 shares of stock totaling $7.5 million.  Pursuant to the terms of the merger agreement, common shareholders of Monitor were entitled to elect to receive consideration in cash or in common shares, without par value, of the Farmers National Banc Corp., subject to an overall limitation of 85% of the Monitor common shares being exchanged for Farmers common shares and 15% exchanged for cash.  The per share cash consideration of $769.38 was equal to Monitor’s March 31 tangible book value multiplied by 1.25.  Based on the volume weighted average closing price of Farmers common shares for the 20 trading days ended August 11, 2017 of $14.04, the final stock exchange ratio was 54.80, resulting in an implied value per Monitor common share of $769.38.

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

Consideration
Cash	$1,154
Stock	6,358
Fair value of total consideration transferred	$7,512
Fair value of assets acquired
Cash and due from financial institutions	$17,673
Securities available for sale	3,057
Loans, net	19,315
Premises and equipment	192
Core deposit intangible	673
Other assets	272
Total assets acquired	41,182
Fair value of liabilities assumed
Deposits	34,586
Accrued interest payable and other liabilities	121
Total liabilities	34,707
Net assets acquired	$6,475
Goodwill created	1,037
Total net assets acquired	$7,512

Valuation of some assets acquired or created including but not limited to net loans and goodwill are preliminary and could be subject to change.  Any changes are not expected to be material.

On June 1, 2016, the Bank completed the acquisition of the Bowers, and merged all activity of Bowers with Insurance, the Bank’s wholly-owned insurance agency subsidiary.  The Bowers group is engaged in selling insurance, including commercial, farm, home, and auto property/casualty insurance and will help to meet the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets, with an estimated fair value at the acquisition date of $880 thousand. The first of three contingent payments were made during 2017, totaling $316 thousand, which reduced the earnout payable to $564 thousand.  Subsequent to the payment, management conducted a valuation of the contingent consideration and found it necessary to reduce the future payment liability associated with the remaining two payments down to $200 thousand at year end 2017.  The $364 thousand was recorded as a reduction to acquisition related costs in the current year on the Consolidated Statements of Income as of December 31, 2017.  The Company conducts this valuation work annually.  The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing insurance services currently being offered.

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

Consideration
Cash	$1,137
Stock	1,138
Contingent consideration	880
Fair value of total consideration transferred	$3,155
Fair value of assets acquired
Cash	$64
Premises and equipment	290
Other assets	34
Total assets	388
Fair value of liabilities assumed	124
Net assets acquired	$264

Assets and liabilities arising from acquisition
Identified intangible assets	1,630
Deferred tax liability	(588)
Goodwill created	1,849
Total net assets acquired	$3,155

The following table presents pro forma information as if the above acquisitions that occurred in 2016 and 2017 actually took place at the beginning of 2016.  The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed date.

	2017	2016
Net interest income	$74,409	$69,341

Net income	$22,776	$20,661

Basic and diluted earnings per share	$0.83	$0.77

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

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2017 and 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
2017	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$8,986	$0	$(69)	$8,917
State and political subdivisions	188,032	3,614	(643)	191,003
Corporate bonds	1,238	4	(8)	1,234
Mortgage-backed securities - residential	161,635	419	(1,604)	160,450
Collateralized mortgage obligations	17,898	0	(777)	17,121
Small Business Administration	14,608	0	(396)	14,212
Equity securities	179	216	(1)	394
Totals	$392,576	$4,253	$(3,498)	$393,331

		Gross	Gross
	Amortized	Unrealized	Unrealized
2016	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$5,970	$5	$(54)	$5,921
State and political subdivisions	157,014	1,049	(2,760)	155,303
Corporate bonds	1,343	4	(8)	1,339
Mortgage-backed securities - residential	171,215	1,019	(2,552)	169,682
Collateralized mortgage obligations	21,397	1	(705)	20,693
Small Business Administration	17,236	0	(530)	16,706
Equity securities	168	185	(2)	351
Totals	$374,343	$2,263	$(6,611)	$369,995

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2017	2016	2015
Proceeds	$54,497	$11,493	$102,257
Gross gains	727	389	908
Gross losses	(723)	(316)	(814)

The tax provision related to these net realized gains was $2 thousand, $26 thousand and $33 thousand respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Available for sale		December 31, 2017
		Amortized
Maturity		Cost	Fair Value
Within one year		$19,061	$19,030
One to five years		47,277	47,585
Five to ten years		119,195	121,866
Beyond ten years		12,723	12,673
Mortgage-backed securities, collateralized mortgage obligations and Small Business Administration		194,141	191,783
	Totals	$392,397	$392,937

Securities with a carrying amount of $269 million at December 31, 2017 and $242 million at December 31, 2016 were pledged to secure public deposits and repurchase agreements. Trust had securities, with a carrying amount of $100 thousand, at year-end 2017 and 2016, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any other issuer that exceeded 10% of stockholders’ equity, other than the U.S. Government, its agencies and its sponsored entities.

The following table summarizes the investment securities with unrealized losses at December 31, 2017 and 2016 aggregated by major security type and length of time in a continuous unrealized loss position.

2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$3,970	$(34)	$1,912	$(35)	$5,882	$(69)
State and political subdivisions	33,188	(220)	25,721	(423)	58,909	(643)
Corporate bonds	397	(3)	383	(5)	780	(8)
Mortgage-backed securities - residential	40,072	(400)	53,760	(1,204)	93,832	(1,604)
Collateralized mortgage obligations	1,701	(22)	15,420	(755)	17,121	(777)
Small Business Administration	0	0	14,182	(396)	14,182	(396)
Equity securities	22	(1)	0	0	22	(1)
Total temporarily impaired	$79,350	$(680)	$111,378	$(2,818)	$190,728	$(3,498)

2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$4,015	$(54)	$502	$0	$4,517	$(54)
State and political subdivisions	92,560	(2,745)	286	(15)	92,846	(2,760)
Corporate bonds	786	(8)	0	0	786	(8)
Mortgage-backed securities - residential	98,348	(1,823)	29,743	(729)	128,091	(2,552)
Collateralized mortgage obligations	7,956	(108)	10,972	(597)	18,928	(705)
Small Business Administration	8,770	(205)	7,890	(325)	16,660	(530)
Equity securities	44	(2)	0	0	44	(2)
Total temporarily impaired	$212,479	$(4,945)	$49,393	$(1,666)	$261,872	$(6,611)

The Company’s equity securities include local and regional bank holdings.   No other-than-temporary impairments were recognized during 2017, 2016 or 2015.  If an other-than-temporary impairment were to occur, the amount of the impairment recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it would be required to sell the security before recovery of its amortized cost basis.  The previous amortized cost basis less the impairment recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2017, the Company’s security portfolio consisted of 550 securities, 184 of which were in an unrealized loss position.  The majority of unrealized losses are related to the Company’s holdings in securities issued by state and political subdivisions, mortgage-backed securities - residential, collateralized mortgage obligations and Small Business Administration, as discussed below:

Securities issued by State and Political subdivisions

Unrealized losses on debt securities issued by state and political subdivisions have not been recognized into income.  At December 31, 2017 and 2016 all securities issued by state and political subdivisions have investment grade ratings and management does not have the intent and does not expect to be required to sell these securities before their anticipated recovery.  The fair value is expected to recover as the securities approach their maturity date.

Mortgage-backed securities - residential

All of the Company’s holdings of mortgage-backed securities—residential at year end 2017 and 2016 were issued by U.S. Government sponsored enterprises.  Unrealized losses on mortgage-backed securities—residential have not been recognized into income.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities—residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017 and 2016.

Collateralized mortgage obligations

The Company’s portfolio includes collateralized mortgage obligations issued by U.S. Government sponsored enterprises.  The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery.  The Company monitors all securities to ensure adequate credit support and as of December 31, 2017 and 2016, the Company believes there is no other-than-temporary impairment.

Small Business Administration

The Company’s holdings of Small Business Administration securities are issued and backed by the full faith and credit of the U.S. Government.  Unrealized losses on these Small Business Administration securities have not been recognized into income.  The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017 and 2016 because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 4 - LOANS

Loans at year end were as follows:

	2017	2016
Originated loans:
Commercial real estate
Owner occupied	$140,321	$109,750
Non-owner occupied	199,080	165,861
Farmland	70,534	34,155
Other	89,025	70,823
Commercial
Commercial and industrial	193,347	171,145
Agricultural	32,587	24,598
Residential real estate
1-4 family residential	272,421	224,222
Home equity lines of credit	71,507	59,642
Consumer
Indirect	155,950	156,633
Direct	28,519	26,663
Other	8,876	7,611
Total originated loans	$1,262,167	$1,051,103
Acquired loans:
Commercial real estate
Owner occupied	$53,031	$60,928
Non-owner occupied	20,286	24,949
Farmland	47,754	54,204
Other	11,964	14,665
Commercial
Commercial and industrial	27,094	33,626
Agricultural	12,206	16,024
Residential real estate
1-4 family residential	96,759	112,015
Home equity lines of credit	28,755	34,795
Consumer
Direct	14,378	21,681
Other	128	247
Total acquired loans	312,355	373,134
Net deferred loan costs	2,859	3,398
Allowance for loan losses	(12,315)	(10,852)
Net loans	$1,565,066	$1,416,783

Purchased credit impaired loans

As part of the NBOH acquisition in 2015 the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

	2017	2016
Commercial real estate
Owner occupied	$670	$689
Non-owner occupied	387	436
Commercial
Commercial and industrial	1,072	1,213
Total outstanding balance	$2,129	$2,338
Carrying amount, net of allowance of $0 in 2017 and 2016	$1,733	$2,181

Accretable yield, or income expected to be collected, is shown in the table below:

	2017	2016
Beginning balance	$247	$323
New loans purchased	0	0
Accretion of income	(77)	(76)
Ending balance	$170	$247

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the years ended December 31, 2017 and 2016.

The following tables present the activity in the allowance for loan losses by portfolio segment for years ended December 31, 2017, 2016 and 2015:

December 31, 2017	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852
Provision for loan losses	298	446	378	1,983	245	3,350
Loans charged off	(207)	(375)	(162)	(2,542)	0	(3,286)
Recoveries	592	66	100	641	0	1,399
Total ending allowance balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315

December 31, 2016	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978
Provision for loan losses	784	701	436	1,992	(43)	3,870
Loans charged off	(349)	(245)	(188)	(2,019)	0	(2,801)
Recoveries	15	45	112	633	0	805
Total ending allowance balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852

December 31, 2015	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$2,676	$1,420	$1,689	$1,663	$184	$7,632
Provision for loan losses	857	234	354	1,776	289	3,510
Loans charged off	(536)	(290)	(320)	(2,058)	0	(3,204)
Recoveries	130	9	122	779	0	1,040
Total ending allowance balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of December 31, 2017 and 2016.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material:

December 31, 2017	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$4	$158	$0	$0	$162
Collectively evaluated for impairment	4,214	1,993	2,322	2,844	675	12,048
Acquired loans collectively evaluated for impairment	46	14	41	4	0	105
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315

Loans:
Loans individually evaluated for impairment	$658	$260	$4,559	$59	$0	$5,536
Loans collectively evaluated for impairment	497,168	225,312	339,143	198,370	0	1,259,993
Acquired loans	131,926	38,503	125,182	14,507	0	310,118
Acquired with deteriorated credit quality	948	786	0	0	0	1,734
Total ending loans balance	$630,700	$264,861	$468,884	$212,936	$0	$1,577,381

December 31, 2016	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$86	$111	$52	$0	$0	$249
Collectively evaluated for impairment	3,491	1,763	2,153	2,766	430	10,603
Acquired loans collectively evaluated for impairment	0	0	0	0	0	0
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852
Loans:
Loans individually evaluated for impairment	$3,457	$477	$3,308	$96	$0	$7,338
Loans collectively evaluated for impairment	376,632	195,146	280,215	196,081	0	1,048,074
Acquired loans	153,228	48,536	146,672	21,923	0	370,359
Acquired with deteriorated credit quality	968	896	0	0	0	1,864
Total ending loans balance	$534,285	$245,055	$430,195	$218,100	$0	$1,427,635

The following tables present information related to impaired loans by class of loans as of and for years ended December 31, 2017, 2016 and 2015.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$659	$658	$0	$767	$10
Non-owner occupied	0	0	0	68	2
Farmland	0	0	0	12	0
Commercial
Commercial and industrial	214	192	0	184	4
Agricultural	0	0	0	10	0
Residential real estate
1-4 family residential	2,923	2,697	0	2,343	138
Home equity lines of credit	341	319	0	299	15
Consumer	145	59	0	74	11
Subtotal	4,282	3,925	0	3,757	180
With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0	134	6
Non-owner occupied	0	0	0	640	28
Farmland	0	0	0	63	0
Commercial
Commercial and industrial	68	68	4	71	4
Agricultural	0	0	0	50	0
Residential real estate
1-4 family residential	1,409	1,387	84	837	29
Home equity lines of credit	159	156	74	95	3
Consumer	0	0	0	2	0
Subtotal	1,636	1,611	162	1,892	70
Total	$5,918	$5,536	$162	$5,649	$250

December 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,974	$1,456	$0	$1,601	$70
Non-owner occupied	332	331	0	334	5
Commercial
Commercial and industrial	205	184	0	641	15
Residential real estate
1-4 family residential	2,650	2,403	0	2,302	145
Home equity lines of credit	195	179	0	221	10
Consumer	205	96	0	97	13
Subtotal	5,561	4,649	0	5,196	258
With an allowance recorded:
Commercial real estate
Owner occupied	173	173	14	874	29
Non-owner occupied	1,118	1,118	30	1,283	67
Farmland	380	379	42	127	0
Commercial
Commercial and industrial	75	75	4	103	4
Agricultural	219	218	107	73	0
Residential real estate
1-4 family residential	661	642	51	828	36
Home equity lines of credit	84	84	1	85	4
Consumer	0	0	0	1	0
Subtotal	2,710	2,689	249	3,374	140
Total	$8,271	$7,338	$249	$8,570	$398

December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$2,956	$2,436	$0	$2,080	$106
Non-owner occupied	343	342	0	372	30
Commercial
Commercial and industrial	834	631	0	433	23
Residential real estate
1-4 family residential	2,575	2,310	0	2,174	147
Home equity lines of credit	283	268	0	260	15
Consumer	214	103	0	81	14
Subtotal	7,205	6,090	0	5,400	335
With an allowance recorded:
Commercial real estate
Owner occupied	1,597	1,595	379	2,008	70
Non-owner occupied	1,480	1,480	50	1,511	79
Commercial
Commercial and industrial	81	81	5	540	4
Residential real estate
1-4 family residential	769	749	61	919	39
Home equity lines of credit	87	87	2	96	4
Subtotal	4,014	3,992	497	5,074	196
Total	$11,219	$10,082	$497	$10,474	$531

Cash basis interest income recognized and interest income recognized was materially equal for 2017, 2016 and 2015.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of December 31, 2017 and 2016:

	2017		2016
	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$501	$0	$958	$0
Non-owner occupied	0	0	343	0
Farmland	45	0	58	0
Commercial
Commercial and industrial	249	0	400	0
Agricultural	2	0	12	0
Residential real estate
1-4 family residential	2,653	393	1,929	295
Home equity lines of credit	602	8	202	118
Consumer
Indirect	457	361	298	438
Direct	63	153	9	65
Other	0	14	0	16
Total originated loans	$4,572	$929	$4,209	$932
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$85	$0
Non-owner occupied	216	0	0	0
Other	0	0	24	0
Farmland	0	0	380	0
Commercial
Commercial and industrial	943	19	961	0
Agricultural	9	0	236	0
Residential real estate
1-4 family residential	613	69	386	545
Home equity lines of credit	170	0	119	109
Consumer
Direct	140	15	89	95
Total acquired loans	$2,091	$103	$2,280	$749
Total loans	$6,663	$1,032	$6,489	$1,681

The following tables present the aging of the recorded investment in past due loans as of December 31, 2017 and 2016 by class of loans:

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$4	$340	$501	$845	$139,081	$139,926
Non-owner occupied	0	0	0	0	198,588	198,588
Farmland	0	0	45	45	70,398	70,443
Other	0	0	0	0	88,703	88,703
Commercial
Commercial and industrial	292	3	249	544	192,335	192,879
Agricultural	74	0	2	76	32,605	32,681
Residential real estate
1-4 family residential	2,044	403	3,046	5,493	266,338	271,831
Home equity lines of credit	155	18	610	783	70,754	71,537
Consumer
Indirect	2,429	829	818	4,076	156,772	160,848
Direct	632	250	216	1,098	27,608	28,706
Other	115	11	14	140	8,736	8,876
Total originated loans:	$5,745	$1,854	$5,501	$13,100	$1,251,918	$1,265,018
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$0	$0	$53,051	$53,051
Non-owner occupied	0	0	216	216	20,042	20,258
Farmland	454	0	0	454	47,301	47,755
Other	0	0	0	0	11,976	11,976
Commercial
Commercial and industrial	327	96	962	1,385	25,709	27,094
Agricultural	87	0	9	96	12,111	12,207
Residential real estate
1-4 family residential	858	77	682	1,617	95,144	96,761
Home equity lines of credit	161	0	170	331	28,424	28,755
Consumer
Direct	380	151	155	686	13,692	14,378
Other	0	1	0	1	127	128
Total acquired loans	$2,267	$325	$2,194	$4,786	$307,577	$312,363
Total loans	$8,012	$2,179	$7,695	$17,886	$1,559,495	$1,577,381

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$958	$958	$108,475	$109,433
Non-owner occupied	0	0	343	343	165,105	165,448
Farmland	0	0	58	58	34,057	34,115
Other	0	0	0	0	70,542	70,542
Commercial
Commercial and industrial	90	0	400	490	170,242	170,732
Agricultural	0	29	12	41	24,632	24,673
Residential real estate
1-4 family residential	3,368	356	2,224	5,948	217,752	223,700
Home equity lines of credit	77	37	320	434	59,248	59,682
Consumer
Indirect	2,844	696	736	4,276	157,437	161,713
Direct	744	213	74	1,031	25,815	26,846
Other	92	28	16	136	7,476	7,612
Total originated loans:	$7,215	$1,359	$5,141	$13,715	$1,040,781	$1,054,496
Acquired loans:
Commercial real estate
Owner occupied	$8	$205	$85	$298	$60,630	$60,928
Non-owner occupied	134	0	0	134	24,815	24,949
Farmland	83	0	380	463	53,741	54,204
Other	0	0	24	24	14,642	14,666
Commercial
Commercial and industrial	278	0	961	1,239	32,387	33,626
Agricultural	21	0	236	257	15,767	16,024
Residential real estate
1-4 family residential	1,556	504	931	2,991	109,027	112,018
Home equity lines of credit	152	9	228	389	34,406	34,795
Consumer
Direct	938	184	184	1,306	20,376	21,682
Other	100	0	0	100	147	247
Total acquired loans	$3,270	$902	$3,029	$7,201	$365,938	$373,139
Total loans	$10,485	$2,261	$8,170	$20,916	$1,406,719	$1,427,635

Troubled Debt Restructurings:

Total troubled debt restructurings were $5.0 million and $7.0 million at December 31, 2017 and 2016 respectively.  The Company has allocated $68 thousand and $101 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2017 and 2016, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at December 31, 2017 and 2016.

During the years ending December 31, 2017, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent increase of the recorded investment in the loan due to a protective advance to pay delinquent real estate taxes or advance new monies; an extension of an interest only period; a deferral of principal payments; or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.49% to 11.51%.  There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of six months to 132 months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2017, 2016 and 2015:

		Pre- Modification	Post- Modification
December 31, 2017	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	15	$910	$917
Home equity lines of credit	10	234	234
Indirect	29	161	161
Total originated loans	54	$1,305	$1,312
Acquired loans:
Commercial
Commercial and industrial	1	$13	$13
Residential real estate
1-4 family residential	3	85	85
Home equity lines of credit	1	57	57
Consumer	2	55	55
Total acquired loans	7	$210	$210
Total loans	61	$1,515	$1,522

The troubled debt restructurings described above increased the allowance for loan losses by $75 thousand and resulted in charge offs of $75 thousand during the year ended December 31, 2017.

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

There were no loans for which there were payment defaults within twelve months following the modification of the troubled debt restructuring during the year December 31, 2017.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

There was one commercial real estate loan for $40 thousand, one residential real estate loan for $1 thousand and one home equity line of credit for $11 thousand modified as troubled debt restructurings for which there were payment defaults within twelve months following the modification during the year December 31, 2015.  All three loans were past due at December 31, 2015.  There was no effect of the provision for loan losses as a result of this default during 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2017	Pass	Special Mention	Sub standard	Total
Originated loans:
Commercial real estate
Owner occupied	$137,913	$442	$1,571	$139,926
Non-owner occupied	198,043	419	126	198,588
Farmland	70,354	44	45	70,443
Other	88,421	36	246	88,703
Commercial
Commercial and industrial	184,444	5,326	3,109	192,879
Agricultural	32,291	192	198	32,681
Total originated loans	$711,466	$6,459	$5,295	$723,220
Acquired loans:
Commercial real estate
Owner occupied	$51,133	$466	$1,452	$53,051
Non-owner occupied	19,823	63	372	20,258
Farmland	43,694	3,304	757	47,755
Other	11,299	567	110	11,976
Commercial
Commercial and industrial	25,286	2	1,806	27,094
Agricultural	11,200	554	453	12,207
Total acquired loans	$162,435	$4,956	$4,950	$172,341
Total loans	$873,901	$11,415	$10,245	$895,561

December 31, 2016	Pass	Special Mention	Sub standard	Total
Originated loans:
Commercial real estate
Owner occupied	$106,448	$490	$2,495	$109,433
Non-owner occupied	162,465	522	2,461	165,448
Farmland	34,057	0	58	34,115
Other	69,947	325	270	70,542
Commercial
Commercial and industrial	167,062	2,720	950	170,732
Agricultural	24,395	253	25	24,673
Total originated loans	$564,374	$4,310	$6,259	$574,943
Acquired loans:
Commercial real estate
Owner occupied	$58,655	$707	$1,566	$60,928
Non-owner occupied	23,577	1,195	177	24,949
Farmland	53,039	0	1,165	54,204
Other	14,060	464	142	14,666
Commercial
Commercial and industrial	30,543	311	2,772	33,626
Agricultural	14,856	685	483	16,024
Total acquired loans	$194,730	$3,362	$6,305	$204,397
Total loans	$759,104	$7,672	$12,564	$779,340

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

	Residential Real Estate		Consumer
December 31, 2017	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Originated loans:
Performing	$268,785	$70,927	$160,030	$28,490	$8,862
Nonperforming	3,046	610	818	216	14
Total originated loans	$271,831	$71,537	$160,848	$28,706	$8,876
Acquired loans:
Performing	96,079	28,585	0	14,223	128
Nonperforming	682	170	0	155	0
Total acquired loans	$96,761	$28,755	$0	$14,378	$128
Total loans	$368,592	$100,292	$160,848	$43,084	$9,004

	Residential Real Estate		Consumer
December 31, 2016	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Originated loans:
Performing	$221,476	$59,362	$160,977	$26,772	$7,596
Nonperforming	2,224	320	736	74	16
Total originated loans	$223,700	$59,682	$161,713	$26,846	$7,612
Acquired loans:
Performing	111,087	34,567	0	21,498	247
Nonperforming	931	228	0	184	0
Total acquired loans	$112,018	$34,795	$0	$21,682	$247
Total loans	$335,718	$94,477	$161,713	$48,528	$7,859

NOTE 5 – LOAN SERVICING

The Company began servicing loans upon the acquisition of First National Bank’s servicing portfolio in June 2015.  Mortgage loans serviced for others are not reported as assets.  The principal balances of these loans at year-end are as follows:

	2017	2016
Mortgage loan portfolio serviced for:
FHLMC	$179,253	$121,274

Custodial escrow balances maintained in connection with serviced loans were $1.4 million at December 31, 2017 and $961 thousand at December 31, 2016.

Mortgage servicing rights is recorded on the balance sheets as other assets.  Activity for mortgage servicing rights for years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Servicing rights:
Beginning balance	$854	$453	$347
Additions	701	611	166
Amortization to expense	(313)	(210)	(60)
Ending balance	$1,242	$854	$453

There was no valuation allowance required for mortgage servicing rights at December 31, 2017, 2016 and 2015.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company used a third party service to estimate fair value on available for sale securities on a monthly basis.  This service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities are determined by quoted market prices in active markets, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the years ended December 31, 2017 and 2016 the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$8,917	$0	$8,917	$0
State and political subdivisions	191,003	0	191,003	0
Corporate bonds	1,234	0	1,234	0
Mortgage-backed securities-residential	160,450	0	160,442	8
Collateralized mortgage obligations	17,121	0	17,121	0
Small Business Administration	14,212	0	14,212	0
Equity securities	394	394	0	0
Total investment securities	$393,331	$394	$392,929	$8
Loan yield maintenance provisions	$653	$0	$653	$0
Financial Liabilities
Interest rate swaps	$653	$0	$653	$0

	Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$5,921	$0	$5,921	$0
State and political subdivisions	155,303	0	155,303	0
Corporate bonds	1,339	0	1,339	0
Mortgage-backed securities-residential	169,682	0	169,670	12
Collateralized mortgage obligations	20,693	0	20,693	0
Small Business Administration	16,706	0	16,706	0
Equity securities	351	351	0	0
Total investment securities	$369,995	$351	$369,632	$12
Loan yield maintenance provisions	$685	$0	$685	$0
Financial Liabilities
Interest rate swaps	$685	$0	$685	$0

There were no significant transfers between Level 1 and Level 2 during 2017 or 2016.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Investment Securities Available-for-sale (Level 3)
	2017	2016	2015
Beginning Balance	$12	$15	$10
Total unrealized gains or losses:
Included in other comprehensive income	0	0	0
Repayments, calls and maturities	(4)	(3)	(1)
Acquired and/or purchased	0	0	6
Ending Balance	$8	$12	$15

There is no impact to earnings as a result of fair value measurements on items valued on a recurring basis, using level 3 inputs.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
1–4 family residential	$740	$0	$0	$740
Consumer	2	0	0	2

	Fair Value Measurements
	at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Owner occupied	$23	$0	$0	$23
Farmland	339	0	0	339
Commercial
Agricultural	113	0	0	113
1–4 family residential	77	0	0	77
Consumer	2	0	0	2
Other real estate owned
1–4 family residential	16	0	0	16

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $851 thousand, with a valuation allowance of $109 thousand at December 31, 2017, resulting in an additional provision for loan losses of $272 thousand for the year ending December 31, 2017.  At December 31, 2016, impaired loans had a principal balance of $727 thousand, with a valuation allowance of $173 thousand.  Loans measured at fair value throughout the year resulted in an additional provision for loan losses of $139 thousand for the year ending December 31, 2016.  Excluded from the fair value of impaired loans, at December 31, 2017 and 2016, discussed above are $763 thousand and $2.0 million of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

At December 31, 2017, other real estate owned measured at fair value less costs to sell, had a zero net carrying amount.  During the year ended December 31, 2017 the Company charged down one property reflecting an updated appraisal which resulted in a write-down of $23 thousand.  The Company had $36 thousand related write downs during the year ended December 31, 2016.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2017 and 2016:

December 31, 2017	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Residential	$740	Sales comparison	Adjustment for differences between comparable sales	(15.76%) - 27.92% 0.53%
Consumer	2	Sales comparison	Adjustment for differences between comparable sales	(21.98%) - 21.98% (0.00%)

December 31, 2016	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Commercial real estate	$23	Sales comparison	Adjustment for differences between comparable sales	(24.02%)
	339	Quoted price for loan relationship	Offer price	35.77%
Commercial	113	Quoted price for loan relationship	Offer price	34.98%
Residential	77	Sales comparison	Adjustment for differences between comparable sales	(12.97%) - 14.22% (3.38%)
Consumer	2	Sales comparison	Adjustment for differences between comparable sales	(20.00%) - 20.00% (0.00%)
Other real estate owned - residential	16	Sales comparison	Adjustment for differences between comparable sales	(10.36%) - 17.10% (1.90%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments measured on a recurring basis and not previously presented, at December 31, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,614	$17,785	$39,829	$0	$57,614
Restricted stock	10,491	n/a	n/a	n/a	n/a
Loans held for sale	272	0	283	0	283
Loans, net	1,565,066	0	0	1,569,381	1,569,381
Accrued interest receivable	6,669	0	2,255	4,414	6,669
Financial liabilities
Deposits	1,604,719	1,340,814	259,346	0	1,600,160
Short-term borrowings	289,565	0	289,565	0	289,565
Long-term borrowings	6,994	0	6,690	0	6,690
Accrued interest payable	633	46	587	0	633

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$41,778	$19,678	$22,100	$0	$41,778
Restricted stock	9,583	n/a	n/a	n/a	n/a
Loans held for sale	355	0	365	0	365
Loans, net	1,416,783	0	0	1,406,951	1,406,951
Accrued interest receivable	5,504	0	1,924	3,580	5,504
Financial liabilities
Deposits	1,524,756	1,289,037	232,410	0	1,521,447
Short-term borrowings	198,460	0	198,460	0	198,460
Long-term borrowings	15,036	0	15,009	0	15,009
Accrued interest payable	507	35	472	0	507

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

Off-balance Sheet Instruments: The fair value of commitments is not considered material.

NOTE 7—PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2017	2016
Land	$4,775	$4,972
Buildings	24,692	25,064
Furniture, fixtures and equipment	13,739	14,169
Leasehold Improvements	482	466
	43,688	44,671
Less accumulated depreciation	(21,402)	(21,446)
NET BOOK VALUE	$22,286	$23,225

Depreciation expense was $1.6 million for year ended December 31, 2017, $1.7 million for year ended December 31, 2016 and $1.5 million for year ended December 31, 2015.

During August 2017 the Company added one location in Holmes County as part of the Monitor acquisition.  All fixed assets were recorded at their fair market value.

During June 2016 the Company added one location with the addition of Bowers Insurance Group in Trumbull County.  All fixed assets were recorded at their fair market value.

The Company leases certain branch properties under operating leases.  Rent expense was $449, $362, and $332 thousand for 2017, 2016 and 2015, respectively.  In addition to rent expense, under the leases, common area maintenance and property taxes are paid and the amount can fluctuate according to the costs incurred.  Rent commitments, before considering renewal options that generally are present, were as follows:

2018	$425
2019	419
2020	384
2021	380
2022	270
Thereafter	973
TOTAL	$2,851

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s recent purchases of Monitor in August 2017, Bowers in June 2016, NBOH in June 2015, Tri-State in October 2015 and other past acquisitions totaled $38.2 million at December 31, 2017 and $37.2 million at December 31, 2016.  The Monitor, Bowers, NBOH and Tri-State acquisitions are more fully described in Note 2.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test.  Step 1 includes the determination of the carrying value of the reporting units, including the existing goodwill and intangible assets, and estimating the fair value of the reporting units.  When the carrying amount of a reporting unit exceeds its fair value, a second step to the impairment test is required.  Step 2 requires that the implied fair value of the reporting unit’s goodwill be compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.  After our annual impairment analysis as of September 30, 2017, the Company determined the fair value of all goodwill exceeded its carrying amount.

Other Intangibles

Core deposit intangible assets associated with the Company’s purchases of Monitor, NBOH and Tri-State totaled $6.3 million.

Other intangible assets were as follows at year end:

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible:
Customer relationship intangibles	$7,210	$(4,919)	$7,210	$(4,253)
Non-compete contracts	430	(376)	430	(357)
Trade Name	520	(175)	520	(113)
Core deposit intangible	6,254	(1,776)	5,582	(1,029)
Total	$14,414	$(7,246)	$13,742	$(5,752)

Aggregate amortization expense was $1.5 million for 2017 and 2016, and $983 thousand for 2015.

Estimated amortization expense for each of the next five years and thereafter:

2018	$1,418
2019	1,306
2020	1,203
2021	1,142
2022	1,025
Thereafter	1,074
TOTAL	$7,168

NOTE 9 - INTEREST BEARING DEPOSITS

Time deposits of $250 thousand or more were $51.9 million and $43.3 million at year-end 2017 and 2016.

Following is a summary of scheduled maturities of certificates of deposit during the years following December 31, 2017:

2018	$92,678
2019	46,243
2020	35,619
2021	55,086
2022	20,424
Thereafter	13,855
TOTAL	$263,905

Following is a summary of year-end interest bearing deposits:

	2017	2016
Demand	$440,347	$378,317
Money Market	253,181	317,079
Savings	234,940	226,770
Certificates of Deposit	263,905	235,720
TOTAL	$1,192,373	$1,157,886

NOTE 10 - SHORT-TERM BORROWINGS

The Bank has short-term advances from the FHLB that had maturity dates of less than one year at the time of the advance. All balances are due within one year and can be renewed at the time of maturity.  FHLB advances are secured by pledgings described in the following Long-Term Borrowings footnote.  Balances at year end were as follows:

	2017		2016
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Repurchase advance with a rate of .59% to 1.48% at December 31, 2017 and 2016	$125,000	1.47%	$100,000	0.63%
Fixed rate advances with a rate of 1.43% to 1.49% at December 31, 2017	90,000	1.45%	0	0.00%
Cash management advance with rates from 0% to .59% at December 31, 2017 and 2016	0	0.00%	20,000	0.59%
Total advances	$215,000	1.46%	$120,000	0.63%

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $77.9 million and $82.0 million at year ended 2017 and 2016.

Repurchase agreements are financing arrangements that mature within 89 days and usually overnight. Under the agreements, customers agree to maintain funds on deposit with the Bank and in return acquire an interest in a pool of securities pledged as collateral against the funds. The securities are held in segregated safekeeping accounts at the Federal Reserve Bank, Trust and the FHLB. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2017	2016	2015
Average balance during the year	$82,627	$84,368	$71,779
Average interest rate during the year	0.13%	0.07%	0.07%
Maximum month-end balance during the year	$94,208	$98,687	$89,574
Weighted average year-end interest rate	0.14%	0.08%	0.06%
Balance at year-end	$74,215	$78,110	$75,482

The following table provides a disaggregation of the obligation by class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

	2017	2016
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$4,811	$6,555
State and political subdivisions	20,696	12,304
Mortgage-backed securities - residential	43,936	52,628
Collateralized mortgage obligations	4,772	6,623
Total borrowings	$74,215	$78,110

Management believes the risks associated with the agreements are minimal and in the case of collateral decline the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

The Bank has access to lines of credit amounting to $20 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion.  There were no borrowings under these lines at December 31, 2017 and 2016.

Farmers has two unsecured revolving lines of credit for $6.5 million. The lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. The outstanding balance on the two lines was $350 thousand at December 31, 2017 and 2016.  The interest rate on the outstanding balance at December 31, 2017 and 2016 was 4.5%.

NOTE 11 - LONG-TERM BORROWINGS

At year end, long-term advances from the FHLB were as follows:

	2017		2016
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Fixed-rate constant payment advance, at rates from 1.20% to 1.70% at December 31, 2017 and 2016	$4,785	1.70%	$7,876	1.57%
Convertible and putable fixed-rate advance with a rate of 4.45% at December 31, 2016	0	0.00%	5,000	4.45%
Total advances	$4,785	1.70%	$12,876	2.69%

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage loans totaling $280.2 million and $276.9 million at year end 2017 and 2016.  Based on this collateral, the Bank is eligible to borrow an additional $60.4 million at year end 2017.  Each advance is subject to a prepayment penalty if paid prior to its maturity date.

Scheduled payments of long-term FHLB advances are as follows:

Maturing in:
2018	$1,075
2019	931
2020	860
2021	792
2022	729
Thereafter	398
TOTAL	$4,785

The Company added a special purpose entity to hold $2.1 million in Trust Preferred Debenture as part of the Tri-State acquisition in 2015. The debt has a floating rate that is determined quarterly based on the three-month LIBOR.  At December 31, 2017, the interest rate was 3.02%. These securities can be redeemed at any quarter-end.  Final maturity of the Trust Preferred Debenture is December 15, 2036. The balance of the outstanding Trust Preferred Debenture was $2.2 million at year end 2017 and 2016.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments and unused lines of credit	$74,119	$265,260	$74,798	$247,080

Commitments to make loans are generally made for periods of 30 days or less.  Commitments and fixed rate unused lines of credit have interest rates ranging from 2.99% to 16.00% at December 31, 2017 and 0.10% to 18.00% at December 31, 2016.  There were six fixed rate loan commitments for 2016 that has an interest rate of 4.25% to 5.25% and matures within fifteen years.  Variable rate loan commitments had interest rates at December 31, 2016 that ranged from 4.69% to 5.75%.

Standby letters of credit are considered financial guarantees.  The standby letters of credit have a contractual value of $4.9 million at December 31, 2017 and $4.3 million at December 31, 2016.  The carrying amount of these items on the balance sheet is not material.

Additionally, the Company has committed up to a $8 million subscription in SBIC investment funds.  At December 31, 2017 the Company had invested $5.0 million in these funds.

NOTE 13 - STOCK BASED COMPENSATION

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of Farmers’ executives with those of the Company’s shareholders. There were 63,248 service time based shares and 64,993 performance based shares granted under the 2017 Plan during the year ended December 31, 2017, as shown in the table below. The actual number of performance based stock awards issued will depend on certain performance conditions which are mainly average return on equity compared to a group of peer companies over a three year vesting period.

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “2012 Plan”).  The 2012 Plan permits the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were no additional shares granted under the Plan during 2017 as detailed in the table below.  Any new restricted stock awards will be issued under the 2017 Plan described above.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of grant.  Expense recognized for both Plans was $2.4 million for 2017, $892 thousand for 2016 and $486 thousand for 2015.  As of December 31, 2017, there was $1.3 million of total unrecognized compensation expense related to the non-vested shares granted under the Plan.  The remaining cost is expected to be recognized over the next 2 years.

The following is the activity under the Plans during the years ended December 31, 2017:

	2017 Incentive Plan		2012 Incentive Plan
	Maximum Awarded Units	Weighted Average Grant Date Fair Value	Maximum Awarded Units	Weighted Average Grant Date Fair Value
Beginning balance - nonvested shares	0	$0.00	499,390	$8.30
Granted	128,241	13.77	0	0
Vested	0	0	(21,928)	7.14
Forfeited	(3,623)	13.53	(12,234)	8.28
Ending balance - nonvested shares	124,618	$13.77	465,228	$8.14

NOTE 14 - REGULATORY MATTERS

Banks and financial holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and will continue through January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes as of December 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer began the phase in January 1, 2016 and will increase each year until fully implemented at 2.5% on January 1, 2019.  The capital conservation buffer was 1.25% during 2017 and was 0.625% during 2016.  The buffer required an additional capital amount of $31.5 million at year end 2017 and an additional $19.3 million at year end 2016.  Excluding the additional capital conservation buffer, Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank, Trust and NAI.  The Bank and Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively.  The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years.  During 2018, the Bank could, without prior approval, declare dividends of approximately $16.2 million plus any 2018 net profits retained to the date of the dividend declaration.  In order to practice trust powers, Trust must maintain a minimum capital of $3 million.  The Trust would also be able to, without prior approval, declare dividends of $400 thousand plus any 2018 net profits retained to the date of the dividend declaration.

Actual and required capital amounts (not including the capital conservation buffer) and ratios are presented below at year-end:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2017
Common equity tier 1 capital ratio
Consolidated	$199,201	11.86%	$75,573	4.5%	N/A	N/A
Bank	192,080	11.45%	75,462	4.5%	109,001	6.5%
Total risk based capital ratio
Consolidated	213,725	12.73%	134,352	8.0%	N/A	N/A
Bank	204,395	12.19%	134,155	8.0%	167,694	10.0%
Tier I risk based capital ratio
Consolidated	201,410	11.99%	100,764	6.0%	N/A	N/A
Bank	192,080	11.45%	100,616	6.0%	134,155	8.0%
Tier I leverage ratio
Consolidated	201,410	9.50%	84,800	4.0%	N/A	N/A
Bank	192,080	9.12%	84,253	4.0%	105,316	5.0%

2016
Common equity tier 1 capital ratio
Consolidated	$180,475	11.69%	$69,474	4.5%	N/A	N/A
Bank	171,064	11.12%	69,244	4.5%	100,020	6.5%
Total risk based capital ratio
Consolidated	193,487	12.53%	123,509	8.0%	N/A	N/A
Bank	181,916	11.82%	123,101	8.0%	153,877	10.0%
Tier I risk based capital ratio
Consolidated	182,635	11.83%	92,632	6.0%	N/A	N/A
Bank	171,064	11.12%	92,326	6.0%	123,101	8.0%
Tier I leverage ratio
Consolidated	182,635	9.41%	77,596	4.0%	N/A	N/A
Bank	171,064	8.91%	76,792	4.0%	95,990	5.0%

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan (the “Savings Plan”).  All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Savings Plan.  Under the terms of the Savings Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code.  The Company matches a percentage of the participants’ voluntary contributions up to 6% of gross wages.  In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Savings Plan.  Total expense was $556 thousand, $506 thousand and $431 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

During 2014 the Company adopted a profit sharing plan to provide associates not participating in a current incentive plan a vehicle for sharing in the success of the Company outside of existing wages and non-monetary benefits.  The Board of Directors approved a profit sharing amount equal to 1% of annual compensation for associates in 2017, 2016 and 2015.  The expense was $103 thousand, $103 thousand and $82 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company maintains a deferred compensation plan for certain retirees.  Expense under this plan was $8 thousand, $9 thousand and $10 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.  The liability under the deferred compensation plan at December 31, 2017 was $133 thousand and $141 thousand at December 31, 2016.

During 2015, the Company established a nonqualified deferred compensation plan for a select group of management or highly compensated eligible individuals.  Under the terms of the plan, eligible individuals may elect to defer receipt of their compensation to a later taxable year.  The Company has recorded both an asset and liability of equal amount that represents the amount of contributions and the payable due to the participants in the plan.  The recorded asset and liability was $566 thousand, $345 thousand and $67 thousand at December 31, 2017, 2016 and 2015, respectively.

As part of the NBOH acquisition the Company has a director retirement and death benefit plan for the benefit of prior members of the Board of Directors of NBOH.  The plan is designed to provide an annual retirement benefit to be paid to each director upon retirement from the Board or attaining age 70.  There are no additional benefits or participants being added to the plan and the liability recorded at December 31, 2017 and 2016 was $1 million.  The benefit payment upon satisfying the plan’s requirements is a benefit to the qualifying director until death or a maximum of 15 years.  The expense under this plan was $91 thousand, $130 thousand and $0 in 2017, 2016 and 2015, respectively.

The Company assumed an employee stock ownership plan (“ESOP”) as part of the Tri-State acquisition that covered substantially all of their employees and officers. The Company terminated this plan during 2017. The trustee had discretionary authority to purchase shares of common stock of Tri-State on the open market.  There were no contributions to the plan in 2017 or 2016.  During acquisition the Tri-State ESOP shares were converted to the Company’s shares and distributed to participants.  The trustee held no shares at December 31, 2017, and 39,690 shares at December 31, 2016.

The Company had a postretirement health care benefit plan that covered individuals retired from the Company that have met certain service and age requirements and certain other active employees that have met similar service requirements.  The Company terminated the plan during 2017.  A benefit was recognized under this plan of $70 thousand, $184 thousand and $12 thousand at December 31, 2017, 2016 and 2015, respectively.  Due to the termination of the plan the accrued postretirement benefit liability at December 31, 2017 and 2016 is $0 and $70 thousand , respectively.  Due to the immateriality of the plan, the disclosures required under U.S. generally accepted accounting principles have been omitted.

NOTE 16 - INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2017	2016	2015
Current expense	$9,451	$8,642	$3,046
Deferred expense (benefit)	618	(1,157)	(547)
TOTALS	$10,069	$7,485	$2,499

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

	2017	2016	2015
Statutory tax	$11,474	$9,815	$3,694
Effect of nontaxable interest	(2,054)	(1,684)	(1,403)
Bank owned life insurance, net	(291)	(283)	(242)
Tax credits	(371)	(367)	(236)
Effect of nontaxable insurance premiums	(348)	(143)	0
Impact of enactment of federal tax reform	1,793	0	0
Nondeductible acquisition costs	70	40	401
Other	(204)	107	285
ACTUAL TAX	$10,069	$7,485	$2,499

Deferred tax assets (liabilities) are comprised of the following:

	2017	2016
Deferred tax assets:
Allowance for credit losses	$2,525	$3,621
Net unrealized loss on securities available for sale	0	1,522
Deferred and accrued compensation	981	1,922
Deferred loan fees and costs	517	729
Post-retirement benefits	0	25
Nonaccrual loan interest income	416	306
Other-than-temporary impairment	25	196
Restricted stock	647	509
AMT credit carryforward	64	205
Other	73	106
Gross deferred tax assets	$5,248	$9,141

Deferred tax liabilities:
Depreciation and amortization	$(448)	$(740)
Net unrealized gain on securities available for sale	(159)	0
Federal Home Loan Bank dividends	(656)	(1,093)
Purchase accounting adjustments	(744)	(1,559)
Mortgage servicing rights	(261)	(299)
Prepaid expenses	(277)	(271)
Other	(8)	(15)
Gross deferred tax liabilities	(2,553)	(3,977)
NET DEFERRED TAX ASSET	$2,695	$5,164

No valuation allowance for deferred tax assets was recorded at December 31, 2017 and 2016.

At December 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company has approximately $64 thousand of alternative minimum tax credits that can be carried forward indefinitely.

The Company paid no penalties for the year ended December 31, 2017 or 2016.  There were no amounts accrued for penalties or interest as of December 31, 2017 or 2016.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2014.  The tax years 2014—2017 remain open to examination by the U.S. taxing authority.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law.  The Act includes several provisions that will affect the Company’s federal income tax expense, including reducing the federal income tax rate to 21% effective January 1, 2018.  As a result of the rate reduction, the Company is required to re-measure, through income tax expense in the period of enactment, the deferred tax assets and liabilities using the enacted rate at which these items are expected to be recovered or settled.  The re-measurement of the Company’s net deferred tax asset resulted in additional 2017 income tax expense of $1.8 million.

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the detail of other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015.

	2017
	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the year	$5,107	$(1,788)	$3,319
Reclassification adjustment for (gains) losses included in net income (1)	(4)	2	(2)
Net unrealized losses on available-for-sale securities	5,103	(1,786)	3,317
Change in funded status of post-retirement health plan	(55)	19	(36)
Net other comprehensive income (loss)	$5,048	$(1,767)	$3,281

	2016
	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the year	$(4,270)	$1,494	$(2,776)
Reclassification adjustment for (gains) losses included in net income (1)	(73)	26	(47)
Net unrealized gains on available-for-sale securities	(4,343)	1,520	(2,823)
Change in funded status of post-retirement health plan	(156)	55	(101)
Net other comprehensive income (loss)	$(4,499)	$1,575	$(2,924)

	2015
	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the year	$(1,403)	$491	$(912)
Reclassification adjustment for (gains) losses included in net income (1)	(94)	33	(61)
Net unrealized losses on available-for-sale securities	(1,497)	524	(973)
Change in funded status of post-retirement health plan	20	(7)	13
Net other comprehensive income (loss)	$(1,477)	$517	$(960)

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

NOTE 18 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2017 were as follows:

Beginning balance	$1,096
New loans	15
Effect of changes in composition of related parties	19,703
Repayments	(293)
Ending balance	$20,521

Deposits from principal officers, directors, and their affiliates at year-end 2017 and 2016 were $5.9 million and $12.0 million.

NOTE 19 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2017	2016	2015
Basic EPS
Net income	$22,711	$20,557	$8,055
Weighted average shares outstanding	27,567,909	27,180,230	22,678,338
Basic earnings per share	$0.82	$0.76	$0.36
Diluted EPS
Net income	$22,711	$20,557	$8,055
Weighted average shares for basic earnings per share	27,567,909	27,180,230	22,678,338
Average unvested restricted stock awards	51,167	29,108	5,232
Weighted average shares for diluted earnings per share	27,619,076	27,209,338	22,683,570
Diluted earnings per share	$0.82	$0.76	$0.36

There were no restricted stock awards that were considered anti-dilutive at year end 2017 and 2016.  There were 193,105 award shares of common stock that were not considered in computing diluted earnings per share because they were anti-dilutive at year end 2015.

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

Summary information about these interest-rate swaps as of year ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Notional amounts	$38,481	$34,360	$30,763
Weighted average pay rate on interest-rate swaps	4.46%	4.34%	4.25%
Weighted average receive rate on interest-rate swaps	3.81%	3.04%	2.70%
Weighted average maturity (years)	3.2	4.8	4.1
Fair value of interest-rate swaps	$(653)	$(685)	$(789)
Fair value of loan yield maintenance provisions	$653	$685	$789

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated income statements.  There were no net gains or losses recognized in earnings related to yield maintenance provisions for years ended December 31, 2017, 2016 and 2015.

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

Significant segment totals are reconciled to the financial statements as follows:

December 31, 2017	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Assets
Goodwill and other intangibles	$4,426	$39,120	$2,645	$(822)	$45,369
Total assets	$11,261	$2,140,508	$3,365	$3,935	$2,159,069

December 31, 2016	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$4,681	$38,235	$2,884	$(646)	$45,154
Total assets	$10,980	$1,948,800	$3,528	$2,805	$1,966,113

For year ended 2017	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$109	$73,618	$0	$(81)	$73,646
Provision for loan losses	0	3,350	0	0	$3,350
Service fees, security gains and other noninterest income	6,548	15,986	1,857	(340)	$24,051
Noninterest expense	4,801	51,284	1,363	1,029	$58,477
Amortization and depreciation expense	277	2,558	255	0	$3,090
Income before taxes	1,579	32,412	239	(1,450)	32,780
Income tax	455	10,509	(23)	(872)	$10,069
Net Income	$1,124	$21,903	$262	$(578)	$22,711

For year ended 2016	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$95	$68,113	$0	$(88)	$68,120
Provision for loan losses	0	3,870	0	0	$3,870
Service fees, security gains and other noninterest income	6,341	15,191	1,990	(278)	$23,244
Noninterest expense	4,818	48,804	1,380	1,319	$56,321
Amortization and depreciation expense	305	2,519	307	0	$3,131
Income before taxes	1,313	28,111	303	(1,685)	$28,042
Income tax	462	7,586	107	(670)	$7,485
Net Income	$851	$20,525	$196	$(1,015)	$20,557

For year ended 2015	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$65	$49,705	$0	$(33)	$49,737
Provision for loan losses	0	3,510	0	0	3,510
Service fees, security gains and other noninterest income	6,239	10,192	2,130	(255)	18,306
Noninterest expense	4,719	40,753	1,487	4,562	51,521
Amortization and depreciation expense	339	1,759	360	0	2,458
Income before taxes	1,246	13,875	283	(4,850)	10,554
Income tax	425	2,968	97	(991)	2,499
Net Income	$821	$10,907	$186	$(3,859)	$8,055

Bank segment includes Insurance and Investment.

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended 2017	March 31	June 30	September 30	December 31
Total interest income	$18,850	$20,042	$20,551	$21,084
Total interest expense	1,319	1,669	1,876	2,017
Net interest income	17,531	18,373	18,675	19,067
Provision for loan losses	1,050	950	950	400
Noninterest income	5,887	6,055	6,058	6,051
Merger related costs	62	104	270	452
Noninterest expense	14,551	15,660	15,521	14,947
Income before income taxes	7,755	7,714	7,992	9,319
Income taxes *	1,972	2,004	2,009	4,084
Net income	$5,783	$5,710	$5,983	$5,235

Earnings per share - basic and diluted	$0.21	$0.21	$0.22	$0.19

Quarter Ended 2016	March 31	June 30	September 30	December 31
Total interest income	$17,747	$17,950	$18,332	$18,469
Total interest expense	1,000	1,061	1,139	1,178
Net interest income	16,747	16,889	17,193	17,291
Provision for loan losses	780	990	1,110	990
Noninterest income	4,946	5,737	6,485	6,076
Merger related costs	289	224	31	19
Noninterest expense	14,155	14,559	15,194	14,981
Income before income taxes	6,469	6,853	7,343	7,377
Income taxes	1,671	1,833	1,967	2,014
Net income	$4,798	$5,020	$5,376	$5,363

Earnings per share - basic and diluted	$0.18	$0.19	$0.20	$0.20

* Income tax expense for the fourth quarter was elevated due to the additional $1.8 million of tax expense from the re-measurement of the Company’s net deferred tax asset.

NOTE 23—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only).  This information should be read in conjunction with the consolidated financial statements and related notes.

December 31,	2017	2016
BALANCE SHEETS
Assets:
Cash	$3,614	$2,620
Investment in subsidiaries
Bank	224,843	198,030
Trust	10,495	10,184
NAI	2,649	2,787
Captive	1,584	646
Securities available for sale	258	234
Other	1,442	1,284
TOTAL ASSETS	$244,885	$215,785

Liabilities:
Other liabilities	$250	$57
Note payable	350	350
Subordinate debt	2,209	2,160
Other accounts payable	2	2
TOTAL LIABILITIES	2,811	2,569
TOTAL STOCKHOLDERS' EQUITY	242,074	213,216
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244,885	$215,785

STATEMENTS OF INCOME
Years ended December 31,	2017	2016	2015
Income:
Dividends from subsidiaries
Bank	$8,373	$5,836	$23,744
Trust	825	820	750
NAI	400	800	400
Interest and dividends on securities	5	5	2
Security gains/(losses)	0	(19)	0
Other income	0	28	0
TOTAL INCOME	9,603	7,470	24,896
Interest on borrowings	(103)	(96)	(35)
Other expenses	(2,294)	(1,997)	(4,817)
Income before income tax benefit and undistributed subsidiary income	7,206	5,377	20,044
Income tax benefit	876	670	991
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	13,529	14,688	(12,837)
Trust	299	31	71
NAI	(138)	(604)	(214)
Captive	939	395	0
NET INCOME	$22,711	$20,557	$8,055

STATEMENTS OF CASH FLOWS
Years ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income	$22,711	$20,557	$8,055
Adjustments to reconcile net income to net cash
from operating activities:
Security (gains)/losses	0	19	0
Dividends in excess of net income (Equity in undistributed net income of subsidiary)	(14,629)	(14,510)	12,980
Other	78	(368)	(269)
NET CASH FROM OPERATING ACTIVITIES	8,160	5,698	20,766

Cash flows from investing activities:
Proceeds from maturities of available for sale securities	0	59	0
Net cash paid in business combinations	(1,154)	0	(18,077)
NET CASH FROM INVESTING ACTIVITIES	(1,154)	59	(18,077)

Cash flows from financing activities:
Proceeds from reissuance of treasury shares	0	0	0
Repurchase of common shares	0	(168)	(213)
Cash dividends paid	(6,012)	(4,326)	(2,683)
NET CASH FROM FINANCING ACTIVITIES	(6,012)	(4,494)	(2,896)
NET CHANGE IN CASH AND CASH EQUIVALENTS	994	1,263	(207)

Beginning cash and cash equivalents	2,620	1,357	1,564
Ending cash and cash equivalents	$3,614	$2,620	$1,357

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2017, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP.  As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2017 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

Crowe Horwath LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2017.  The audit report by Crowe Horwath is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 19, 2018 (the “2018 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2018 Annual Meeting to be filed with the Commission (“2018 Proxy Statement”).

Executive Officers of the Registrant

The names, ages and positions of Farmers’ executive officers as of March 6, 2018:

Name	Age	Title
Carl D. Culp	54	Senior Executive Vice President, Secretary and Treasurer of Farmers and Senior Executive Vice-President, Cashier and Chief Financial Officer of Farmers Bank
Joseph Gerzina	62	Senior Vice President, Chief Lending Officer and Regional President of Farmers Bank
Mark L. Graham	63	Executive Vice President and Chief Credit Officer of Farmers Bank
Kevin J. Helmick	46	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	48	Senior Vice President and Chief Information Officer of Farmers Bank
Mark A. Nicastro	47	Senior Vice President and Chief Human Resources Officer of Farmers Bank
Michael Oberhaus	42	Vice President and Chief Risk Officer of Farmers Bank
Joseph W. Sabat	57	Vice President and Controller of Farmers Bank
Timothy Shaffer	56	Senior Vice President and Regional President of Farmers Bank
Amber Wallace Soukenik	52	Executive Vice President and Chief Retail/Marketing Officer of Farmers Bank
Mark J. Wenick	58	Executive Vice President and Chief Wealth Management Officer of Farmers Bank
Mark R. Witmer	53	Senior Executive Vice President, Chief Banking Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Culp has served as Senior Executive Vice President and Treasurer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank since March 1996.  Prior to that time, Mr. Culp was Controller of Farmers and Farmers Bank from November 1995.  Mr. Culp has 32 years of experience in finance and accounting in the banking industry, and is a certified public accountant.

Mr. Gerzina currently serves as Regional President and Chief Lending Officer, and brings 35 years of experience in commercial and private banking.  Prior to joining Farmers Bank, Mr. Gerzina was a Managing Partner at Weather Vane Capital, and previously held the role of Senior Vice President and Regional Commercial Manager (2002-2009) with Huntington National Bank.  He was appointed as an executive officer of Farmers in 2012.

Mr. Graham has over 40 years of experience with Farmers Bank.  During his tenure, Mr. Graham has held a variety of positions in Farmers Bank’s commercial loan department.  Mr. Graham has served as Executive Vice President and Chief Credit Officer of Farmers Bank since January 2012; for the four years prior to that appointment, Mr. Graham served as Senior Vice President and Senior Lending Officer of Farmers Bank.

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013.  Prior to becoming President, Mr. Helmick was Secretary of Farmers and Executive Vice President – Wealth Management and Retail Services of Farmers Bank since January 2012.  Mr. Helmick has been with the Company for 23 years and has a retail and investment background, including an MBA and CFP designation.  From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Investments.  In 2008 Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of Investments, the retail investment area of Farmers Bank, Insurance, and all branch sales and operational functions.

Mr. Jackson is the Senior Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009.  Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993.  He has over 25 years of experience in the IT field.  Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Senior Vice President and Chief Human Resources Officer of Farmers Bank.  Mr. Nicastro was appointed to that position in 2017 and previously served as Director of Human Resources since joining Farmers in July 2009.  Prior to that, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007.  Mr. Nicastro has an MBA, and has more than 20 years of experience in Human Resource Management from both large multi-national banks and regional community banks.  He was appointed as an executive officer in 2012.

Mr. Oberhaus is currently the Vice President and Chief Risk Officer of Farmers Bank.  Mr. Oberhaus joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015 as the company’s Enterprise Risk Manager.  Prior to the merger Mr. Oberhaus served as the SVP and Chief Risk Officer of First National Bank of Orrville and brings more than 20 years of experience in banking.

Mr. Sabat has served as Vice President and Controller of Farmers Bank since April 2006.  Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm.  Mr. Sabat has 22 years of experience in the accounting, finance and auditing fields.  He is a certified public accountant and was appointed as an executive officer in 2012.

Mr. Shaffer serves as Regional President and has held that title since July of 2015.  Previously, Mr. Shaffer served as the Director of Commercial Banking & Private Client Services.  In October of 2011, Mr. Shaffer joined Farmers Bank as the Commercial Lending Manager, overseeing commercial lending, small business lending and treasury management.  Mr. Shaffer has over 28 years of Banking and Lending experience in the Mahoning Valley market.  Mr. Shaffer was appointed as an executive officer in 2014.

Ms. Wallace Soukenik has served as Executive Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013.  In August 2008 Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing.  She has 28 years of experience in the marketing field.  Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital, where she managed a $14 million endowment, a $1.5 million marketing budget and all physician contracts.  She was appointed as an executive officer in 2012.

Mr. Wenick is Senior Vice President and Chief Wealth Management Officer of Farmers Bank. Prior to coming to Farmers National Bank in 2017, Mr. Wenick was regional president of Chemical Bank for 3 years.  Prior to that, Mr. Wenick spent 5 years in local bank investment and trust positions.  He brings more than 35 years of financial expertise in the area of wealth management.

Mr. Witmer is the Senior Executive Vice President and Chief Banking Officer of Farmers National Bank.  Mr. Witmer joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015.  Prior to the merger, Mr. Witmer served as the Chief Executive Officer of First National Bank of Orrville.  Mr. Witmer has more than 26 years of leadership, community banking and lending experience.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in 2018 Proxy Statement.  These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2017 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2018 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2018 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Equity Compensation Plan Information” in the 2018 Proxy Statement of the Company.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2018 Proxy Statement of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2018 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2018 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements
Item 8 Reference is made to the Consolidated Financial Statements included in Item 8 of Part II herein.
(2) Financial Statement Schedules
No financial statement schedules are presented because they are not applicable.
(3) Exhibits
The exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K are listed in the Exhibit Index, which follows and is incorporated herein by reference.
(b)	Exhibits
The exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K are listed in the Exhibit Index, which follows and is incorporated herein by reference.
(c)	Financial Statement Schedules
See subparagraph (a)(2) above.

Item 16. Form 10-K Summary.

None.

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
10.4*

Farmers National Banc Corp. Nonqualified Deferred Compensation Plan (as amended and restated effective January 1, 2016) (incorporated by reference from Exhibit 10.4 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 7, 2017).

10.5*

 Farmers National Banc Corp. 2015 Form of Cash Long-Term Incentive Award Agreement under Long-Term Incentive Plan (incorporated by reference from Exhibit 10.9 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 10, 2016).

10.6*

Farmers National Banc Corp. 2015 Form of Equity Long-Term Incentive Award Agreement under 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.10 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 10, 2016).

10.7*

Farmers National Banc Corp. 2015 Form of Notice of Grant and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

10.8*

Farmers National Banc Corp. 2016 Form of Notice of Grant and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.8 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 7, 2017).

10.9*

 Farmers National Banc Corp. 2016 Form of Cash Long-Term Incentive Award Agreement under Long-Term Incentive Plan (incorporated by reference from Exhibit 10.9 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 7, 2017).

Exhibit Number	Description
10.10*

Farmers National Banc Corp. 2016 Form of Service-Based Long-Term Equity Incentive Award Agreement under 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.10 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 7, 2017).

10.11*

Farmers National Banc Corp. 2016 Form of Performance-Based Long-Term Equity Incentive Award Agreement under 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.11 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 7, 2017).

10.12*

Farmers National Banc Corp. 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Commission on August 8, 2017).

10.13*

Farmers National Banc Corp. 2017 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017).

10.14*

Farmers National Banc Corp. 2017 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017).

10.15*

Farmers National Banc Corp. 2017 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017).

10.16*

Farmers National Banc Corp. 2017 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017).

10.17*	Nonemployee Director Compensation (incorporated by reference from Exhibit 10.12 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 7, 2017).
10.18*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).
10.19*

Farmers National Banc Corp. Amended and Restated Executive Separation Policy (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

10.20*	Change in Control Agreement with Kevin J. Helmick (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).
10.21*	Form of Change in Control Agreements for Executive Officers (incorporated by reference from Exhibit 10.3 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).
21	Subsidiaries of Farmers (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney of Directors and Executive Officers (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).

Exhibit Number	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

*	Constitutes a management contract or compensatory plan or arrangement.

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

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	March 6, 2018
Kevin J. Helmick	(Principal Executive Officer)
/s/ Carl D. Culp	Senior Executive Vice President, Secretary and Treasurer	March 6, 2018
Carl D. Culp	(Principal Financial Officer)
/s/ Joseph W. Sabat*	Controller	March 6, 2018
Joseph W. Sabat	(Principal Accounting Officer)
/s/ Gregory C. Bestic*	Director	March 6, 2018
Gregory C. Bestic
/s/ Anne Frederick Crawford*	Director	March 6, 2018
Anne Frederick Crawford
/s/ Lance J. Ciroli*	Chairman of the Board	March 6, 2018
Lance J. Ciroli
/s/ Ralph D. Macali*	Director	March 6, 2018
Ralph D. Macali
/s/ Terry A. Moore*	Director	March 6, 2018
Terry A. Moore
/s/ Edward W. Muransky*	Director	March 6, 2018
Edward W. Muransky
/s/ David Z. Paull*	Director	March 6, 2018
David Z. Paull
/s/ Earl R. Scott*	Director	March 6, 2018
Earl R. Scott
/s/ James R. Smail*	Vice Chairman of the Board	March 6, 2018
James R. Smail
/s/ Gregg Strollo*	Director	March 6, 2018
Gregg Strollo

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