Form 10-Q
period 2018-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2018-05-09
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, No Par Value	27,640,921 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$21,433	$17,785
Federal funds sold and other	30,716	39,829
TOTAL CASH AND CASH EQUIVALENTS	52,149	57,614
Securities available for sale	384,396	392,937
Equity securities	6,009	5,579
Loans held for sale	399	272
Loans	1,599,339	1,577,381
Less allowance for loan losses	12,550	12,315
NET LOANS	1,586,789	1,565,066
Premises and equipment, net	21,992	22,286
Goodwill	38,201	38,201
Other intangibles	6,814	7,168
Bank owned life insurance	34,099	33,877
Other assets	36,669	36,069
TOTAL ASSETS	$2,167,517	$2,159,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$402,499	$412,346
Interest-bearing	1,234,660	1,192,373
TOTAL DEPOSITS	1,637,159	1,604,719
Short-term borrowings	268,012	289,565
Long-term borrowings	6,804	6,994
Other liabilities	14,302	15,717
TOTAL LIABILITIES	1,926,277	1,916,995
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 35,000,000 shares; issued 28,179,598 in 2018 and 2017	186,594	186,903
Retained earnings	65,168	59,208
Accumulated other comprehensive income (loss)	(6,595)	596
Treasury stock, at cost; 538,677 shares in 2018 and 635,550 in 2017	(3,927)	(4,633)
TOTAL STOCKHOLDERS' EQUITY	241,240	242,074
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,167,517	$2,159,069

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended
(Unaudited)	March 31, 2018	March 31, 2017
INTEREST AND DIVIDEND INCOME
Loans, including fees	$18,427	$16,483
Taxable securities	1,233	1,118
Tax exempt securities	1,331	1,071
Dividends	146	115
Federal funds sold and other interest income	145	63
TOTAL INTEREST AND DIVIDEND INCOME	21,282	18,850
INTEREST EXPENSE
Deposits	1,411	914
Short-term borrowings	881	327
Long-term borrowings	44	78
TOTAL INTEREST EXPENSE	2,336	1,319
NET INTEREST INCOME	18,946	17,531
Provision for loan losses	775	1,050
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,171	16,481
NONINTEREST INCOME
Service charges on deposit accounts	1,003	951
Bank owned life insurance income	222	201
Trust fees	1,807	1,678
Insurance agency commissions	699	674
Security gains, including fair value changes for equity securities	18	13
Retirement plan consulting fees	379	513
Investment commissions	256	222
Net gains on sale of loans	487	607
Debit card and EFT fees	806	653
Other operating income	333	375
TOTAL NONINTEREST INCOME	6,010	5,887
NONINTEREST EXPENSES
Salaries and employee benefits	8,738	8,287
Occupancy and equipment	1,704	1,587
State and local taxes	459	417
Professional fees	698	747
Merger related costs	25	62
Advertising	275	244
FDIC insurance	222	235
Intangible amortization	354	365
Core processing charges	739	655
Telephone and data	237	241
Other operating expenses	1,645	1,773
TOTAL NONINTEREST EXPENSES	15,096	14,613
INCOME BEFORE INCOME TAXES	9,085	7,755
INCOME TAXES	1,359	1,972
NET INCOME	$7,726	$5,783
EARNINGS PER SHARE - basic and diluted	$0.28	$0.21

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	March 31, 2018	March 31, 2017
NET INCOME	$7,726	$5,783
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	(8,886)	375
Reclassification adjustment for gains realized in income	(2)	(13)
Net unrealized holding gains (losses)	(8,888)	362
Income tax effect	1,866	(128)
Other comprehensive income (loss), net of tax	(7,022)	234
TOTAL COMPREHENSIVE INCOME	$704	$6,017

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(In Thousands of Dollars)
(Unaudited)	For the Three Months Ended March 31, 2018
COMMON STOCK
Beginning balance	$186,903
Issued 96,873 shares under the Long Term Incentive Plan	(706)
Stock compensation expense for 608,761 unvested shares	397
Ending balance	186,594

RETAINED EARNINGS
Beginning balance	59,208
Cumulative effect adjustment upon adoption of ASU 2016-01	169
Beginning balance adjusted	59,377
Net income	7,726
Dividends declared at $.07 per share	(1,935)
Ending balance	65,168

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	596
Cumulative effect adjustment upon adoption of ASU 2016-01	(169)
Beginning balance adjusted	427
Other comprehensive loss	(7,022)
Ending balance	(6,595)

TREASURY STOCK, AT COST
Beginning balance	(4,633)
Issued 96,873 shares under the Long Term Incentive Plan	706
Ending balance	(3,927)
TOTAL STOCKHOLDERS' EQUITY	$241,240

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Three Months Ended
(Unaudited)	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,726	$5,783
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	775	1,050
Depreciation and amortization	749	879
Net amortization of securities	756	511
Security gains, including fair value changes for equity securities	(18)	(13)
Stock compensation expense	397	181
(Gain) loss on sale of other real estate owned	(30)	33
Loss on fixed asset disposal	0	6
Earnings on bank owned life insurance	(222)	(201)
Origination of loans held for sale	(9,226)	(15,256)
Proceeds from loans held for sale	9,586	15,120
Net gains on sale of loans	(487)	(607)
Net change in other assets and liabilities	(28)	(1,285)
NET CASH FROM OPERATING ACTIVITIES	9,978	6,201
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	12,968	14,301
Proceeds from sales of securities available for sale	262	43,263
Purchases of securities available for sale	(14,335)	(54,891)
Purchase of restricted stock	(643)	(391)
Loan originations and payments, net	(22,521)	(34,409)
Proceeds from sale of other real estate owned	165	131
Additions to premises and equipment	(89)	(405)
NET CASH FROM INVESTING ACTIVITIES	(24,193)	(32,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	32,440	15,464
Net change in short-term borrowings	(21,553)	36,768
Repayment of long-term borrowings	(202)	(5,207)
Cash dividends paid	(1,935)	(1,352)
NET CASH FROM FINANCING ACTIVITIES	8,750	45,673
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,465)	19,473
Beginning cash and cash equivalents	57,614	41,778
Ending cash and cash equivalents	$52,149	$61,251
Supplemental cash flow information:
Interest paid	$2,306	$1,319
Supplemental noncash disclosures:
Transfer of loans to other real estate	$23	$0
Security purchases not settled	$300	$9,886
Issuance of stock awards	$706	$132

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended.  The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”).  The Bank acquired Bowers Insurance Agency, Inc. (“Bowers”) and consolidated the activity of the Bowers with Farmers National Insurance (“Insurance”) during 2016.  The Company acquired Monitor Bancorp, Inc. (“Monitor”), the holding company for Monitor Bank in August of 2017 and consolidated all activity within the Bank.  Farmers National Captive, Inc. (“Captive”) was formed during the third quarter of 2016 and is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its subsidiaries.  The Captive pools resources with thirteen other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not currently available or economically feasible in today’s insurance market place.  The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Insurance and Farmers of Canfield Investment Co. (“Investments”).  The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), retirement consulting services through National Associates, Inc. (“NAI”) and insurance services through the Bank’s subsidiary, Insurance.  The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust, NAI and Captive.  All significant intercompany balances and transactions have been eliminated in the consolidation.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.  Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

Equity:

The Company, with the approval of shareholders at the April 2018 annual meeting, increased the authorized shares available for issuance from 35,000,000 to 50,000,000 shares.  Outstanding shares at March 31, 2018 were 27,640,921.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement health plan, which are recognized as components of stockholders equity, net of tax effect.  The post-retirement health plan was eliminated during 2017 and the associated balance sheet accounts, including other comprehensive income were reduced to zero.

New Accounting Standards:

During April of 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  Under current U.S. GAAP, a premium is typically amortized to the maturity date when a callable debt security is purchased at a premium, even if the holder is certain the call will be exercised.  As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings.  The new standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument.  The standard takes effect for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  The Company early adopted this ASU effective January 1, 2018 and there was no material impact on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company has begun to accumulate historical credit information, established an internal committee and engaged a software provider in preparation for testing the systems in early 2019.  Adoption of ASU 2016-13 will happen on January 1, 2020.  Management has not determined the full impact the new standard will have on the Consolidated Financial Statements.

In January 2016, FASB issued ASU 2016-01: Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The Company adopted this ASU 2016-01 on January 1, 2018 and recorded a cumulative effect adjustment of $169 thousand increase to retained earnings and a decrease to accumulated other comprehensive income.  The change in fair value for equity securities which is now recorded in net income rather than comprehensive income was not material for the three months ended March 31, 2018.

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606).  The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance is effective for the Company's year ending December 31, 2018 and was adopted as of January 1, 2018.  Interest income is outside of the scope of the new standard and will not be impacted by the adoption of the standard.  An evaluation of the Company’s noninterest income streams resulted in no change in revenue recognition since adoption, nor is it expected to change revenue recognition prospectively in a significant way.  Refer to the Revenue from Contracts with Customers footnote for further discussion on the Company’s accounting for revenue sources within the scope of ASC 606.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

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

The valuation of some assets acquired or created including but not limited to net loans and goodwill are preliminary and could be subject to change.  The Company does not expect any adjustments to the valuations of these acquired assets to occur and if so the adjustments are not expected to be material.

On June 1, 2016, the Bank completed the acquisition of the Bowers Insurance Agency, Inc., and merged all activity of Bowers with Insurance, the Bank’s wholly-owned insurance agency subsidiary.  The Bowers group is engage in selling insurance including commercial, farm, home, and auto property/casualty insurance and will help to meet the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets, with an estimated fair value at the acquisition date of $880 thousand.  The first of three contingent payments of cash and stock were made, during July 2017, totaling $316 thousand, which reduce the earnout payable to $564 thousand.  Subsequent to the payment, management conducted a valuation of the contingent consideration and found it necessary to reduce the future payment liability associated with the remaining two payments down to $200 thousand at year end 2017.  The $364 thousand was recorded as a reduction to acquisition related costs in the Consolidated Statements of Income as of December 31, 2017.  The Company conducts this valuation work annually.  The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing insurance services currently being offered.

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

The following table presents pro forma information as if the above acquisition that occurred during August 2017 actually took place at the beginning of 2017.  The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed date.

For Three Months Ended
(In thousands of dollars except per share results)	March 31, 2017
Net interest income	$17,863
Net income	$5,849
Basic and diluted earnings per share	$0.21

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2018
U.S. Treasury and U.S. government sponsored entities	$6,166	$0	$(137)	$6,029
State and political subdivisions	191,491	1,728	(3,185)	190,034
Corporate bonds	1,184	0	(23)	1,161
Mortgage-backed securities - residential	162,503	37	(5,244)	157,296
Collateralized mortgage obligations - residential	17,151	0	(1,018)	16,133
Small Business Administration	14,249	0	(506)	13,743
Totals	$392,744	$1,765	$(10,113)	$384,396

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2017
U.S. Treasury and U.S. government sponsored entities	$8,986	$0	$(69)	$8,917
State and political subdivisions	188,032	3,614	(643)	191,003
Corporate bonds	1,238	4	(8)	1,234
Mortgage-backed securities - residential	161,635	419	(1,604)	160,450
Collateralized mortgage obligations - residential	17,898	0	(777)	17,121
Small Business Administration	14,608	0	(396)	14,212
Totals	$392,397	$4,037	$(3,497)	$392,937

Proceeds from the sale of portfolio securities were $262 thousand during the three month period ended March 31, 2018.  Gross gains of $4 thousand along with gross losses of $2 thousand were realized on these sales during the three month period ended March 31, 2018.  $16 thousand of unrealized gains were recognized in the income statement for equity securities during the same three month period as a result of adoption of ASU 2016-01.  Proceeds from the sale of portfolio securities were $43.3 million during the three month period ended March 31, 2017.  Gross gains were $562 thousand and along with gross losses of $549 thousand during the same three month period ended March 31, 2017.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2018
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$11,302	$11,255
One to five years	47,214	47,035
Five to ten years	123,704	123,070
Beyond ten years	16,621	15,864
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	193,903	187,172
Total	$392,744	$384,396

The following table summarizes the investment securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2018
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$4,175	$(79)	$1,854	$(58)	$6,029	$(137)
State and political subdivisions	70,499	(2,019)	24,947	(1,166)	95,446	(3,185)
Corporate bonds	784	(12)	377	(11)	1,161	(23)
Mortgage-backed securities - residential	104,615	(2,671)	50,549	(2,573)	155,164	(5,244)
Collateralized mortgage obligations - residential	1,609	(37)	14,524	(981)	16,133	(1,018)
Small Business Administration	0	0	13,716	(506)	13,716	(506)
Total	$181,682	$(4,818)	$105,967	$(5,295)	$287,649	$(10,113)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2017
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$3,970	$(34)	$1,912	$(35)	$5,882	$(69)
State and political subdivisions	33,188	(220)	25,721	(423)	58,909	(643)
Corporate bonds	397	(3)	383	(5)	780	(8)
Mortgage-backed securities - residential	40,072	(400)	53,760	(1,204)	93,832	(1,604)
Collateralized mortgage obligations - residential	1,701	(22)	15,420	(755)	17,121	(777)
Small Business Administration	0	0	14,182	(396)	14,182	(396)
Total	$79,328	$(679)	$111,378	$(2,818)	$190,706	$(3,497)

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

As of March 31, 2018, the Company’s security portfolio consisted of 562 securities, 312 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2018	December 31, 2017
Originated loans:
Commercial real estate
Owner occupied	$147,907	$140,321
Non-owner occupied	208,306	199,080
Farmland	83,800	70,534
Other	73,101	89,025
Commercial
Commercial and industrial	207,807	193,347
Agricultural	29,894	32,587
Residential real estate
1-4 family residential	281,002	272,421
Home equity lines of credit	71,449	71,507
Consumer
Indirect	160,804	155,950
Direct	27,756	28,519
Other	8,584	8,876
Total originated loans	$1,300,410	$1,262,167
Acquired loans:
Commercial real estate
Owner occupied	$51,157	$53,031
Non-owner occupied	19,489	20,286
Farmland	45,552	47,754
Other	11,668	11,964
Commercial
Commercial and industrial	23,691	27,094
Agricultural	11,479	12,206
Residential real estate
1-4 family residential	91,616	96,759
Home equity lines of credit	28,283	28,755
Consumer
Direct	12,837	14,378
Other	107	128
Total acquired loans	$295,879	$312,355
Net Deferred loan costs	3,050	2,859
Allowance for loan losses	(12,550)	(12,315)
Net loans	$1,586,789	$1,565,066

Purchased credit impaired loans

As part of past acquisitions the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	March 31, 2018	December 31, 2017
Commercial real estate
Owner occupied	$706	$670
Non-owner occupied	378	387
Commercial
Commercial and industrial	1,015	1,072
Total outstanding balance	$2,099	$2,129
Carrying amount, net of allowance of $0 in 2018 and 2017	$1,722	$1,733

Accretable yield, or income expected to be collected, is shown in the table below:

	Three Months Ended
(In Thousands of Dollars)	March 31, 2018	March 31, 2017
Beginning balance	$170	$247
New loans purchased	0	0
Accretion of income	(19)	(19)
Ending balance	$151	$228

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three month period ended March 31, 2018.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315
Provision for loan losses	142	147	75	527	(116)	775
Loans charged off	0	(97)	(56)	(629)	0	(782)
Recoveries	2	1	61	178	0	242
Total ending allowance balance	$4,404	$2,062	$2,601	$2,924	$559	$12,550

Three Months Ended March 31, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852
Provision for loan losses	77	17	109	576	271	1,050
Loans charged off	(140)	(102)	(6)	(695)	0	(943)
Recoveries	124	57	13	166	0	360
Total ending allowance balance	$3,638	$1,846	$2,321	$2,813	$701	$11,319

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of March 31, 2018 and December 31, 2017.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

March 31, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$3	$206	$1	$0	$210
Collectively evaluated for impairment	4,352	2,043	2,350	2,919	559	12,223
Acquired loans collectively evaluated for impairment	52	16	45	4	0	117
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$4,404	$2,062	$2,601	$2,924	$559	$12,550

Loans:
Loans individually evaluated for impairment	$537	$255	$4,553	$65	$0	$5,410
Loans collectively evaluated for impairment	511,423	237,114	347,718	202,388	0	1,298,643
Acquired loans	126,721	34,425	119,475	12,943	0	293,564
Acquired with deteriorated credit quality	987	735	0	0	0	1,722
Total ending loans balance	$639,668	$272,529	$471,746	$215,396	$0	$1,599,339

December 31, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$4	$158	$0	$0	$162
Collectively evaluated for impairment	4,214	1,993	2,322	2,844	675	12,048
Acquired loans collectively evaluated for impairment	46	14	41	4	0	105
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315

Loans:
Loans individually evaluated for impairment	$658	$260	$4,559	$59	$0	$5,536
Loans collectively evaluated for impairment	497,168	225,312	339,143	198,370	0	1,259,993
Acquired loans	131,926	38,503	125,182	14,507	0	310,118
Acquired with deteriorated credit quality	948	786	0	0	0	1,734
Total ending loans balance	$630,700	$264,861	$468,884	$212,936	$0	$1,577,381

The following tables present information related to impaired loans by class of loans as of March 31, 2018 and December 31, 2017:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2018
With no related allowance recorded:
Commercial real estate
Owner occupied	$536	$537	$0
Commercial
Commercial and industrial	210	189	0
Residential real estate
1-4 family residential	2,849	2,630	0
Home equity lines of credit	331	319	0
Consumer	159	63	0
Subtotal	4,085	3,738	0

With an allowance recorded:
Commercial
Commercial and industrial	66	66	3
Residential real estate
1-4 family residential	1,473	1,447	131
Home equity lines of credit	169	157	75
Consumer	2	2	1
Subtotal	1,710	1,672	210
Total	$5,795	$5,410	$210

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2017
With no related allowance recorded:
Commercial real estate
Owner occupied	$659	$658	$0
Commercial
Commercial and industrial	214	192	0
Residential real estate
1-4 family residential	2,923	2,697	0
Home equity lines of credit	341	319	0
Consumer	145	59	0
Subtotal	4,282	3,925	0

With an allowance recorded:
Commercial
Commercial and industrial	68	68	4
Residential real estate
1-4 family residential	1,409	1,387	84
Home equity lines of credit	159	156	74
Subtotal	1,636	1,611	162
Total	$5,918	$5,536	$162

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three month periods ended March 31, 2018 and 2017:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended March 31,		For Three Months Ended March 31,
(In Thousands of Dollars)	2018	2017	2018	2017
With no related allowance recorded:
Commercial real estate
Owner occupied	$420	$1,051	$7	$2
Non-owner occupied	0	226	0	0
Commercial
Commercial and industrial	873	210	1	1
Residential real estate
1-4 family residential	2,636	2,380	49	37
Home equity lines of credit	325	227	4	4
Consumer	63	74	3	3
Subtotal	4,317	4,168	64	47

With an allowance recorded:
Commercial real estate
Owner occupied	0	422	0	2
Non-owner occupied	0	1,107	0	14
Commercial
Commercial and industrial	67	273	1	1
Residential real estate
1-4 family residential	1,429	773	10	8
Home equity lines of credit	155	82	2	1
Consumer	1	1	0	0
Subtotal	1,652	2,658	13	26
Total	$5,969	$6,826	$77	$73

Cash basis interest recognized during the three month periods ended March 31, 2018 and 2017 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$381	$0	$501	$0
Farmland	41	0	45	0
Commercial
Commercial and industrial	271	0	249	0
Agricultural	0	35	2	0
Residential real estate
1-4 family residential	2,730	300	2,653	393
Home equity lines of credit	651	7	602	8
Consumer
Indirect	405	183	457	361
Direct	85	151	63	153
Other	90	19	0	14
Total originated loans	$4,654	$695	$4,572	$929
Acquired loans:
Commercial real estate
Non-owner occupied	$118	$0	$216	$0
Farmland	257	0	0	0
Commercial
Commercial and industrial	926	59	943	19
Agricultural	5	0	9	0
Residential real estate
1-4 family residential	795	66	613	69
Home equity lines of credit	167	0	170	0
Consumer
Direct	105	46	140	15
Total acquired loans	$2,373	$171	$2,091	$103
Total loans	$7,027	$866	$6,663	$1,032

The following tables present the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2018
Originated loans:
Commercial real estate
Owner occupied	$167	$3	$381	$551	$146,937	$147,488
Non-owner occupied	0	0	0	0	207,770	207,770
Farmland	0	0	41	41	83,657	83,698
Other	0	0	0	0	72,841	72,841
Commercial
Commercial and industrial	228	79	271	578	206,788	207,366
Agricultural	124	12	35	171	29,823	29,994
Residential real estate
1-4 family residential	1,235	76	3,030	4,341	276,027	280,368
Home equity lines of credit	60	106	658	824	70,654	71,478
Consumer
Indirect	1,730	467	588	2,785	163,143	165,928
Direct	670	335	236	1,241	26,699	27,940
Other	122	25	109	256	8,328	8,584
Total originated loans:	$4,336	$1,103	$5,349	$10,788	$1,292,667	$1,303,455
Acquired loans:
Commercial real estate
Owner occupied	$24	$0	$0	$24	$51,180	$51,204
Non-owner occupied	0	0	118	118	19,327	19,445
Farmland	78	0	257	335	45,218	45,553
Other	78	0	0	78	11,591	11,669
Commercial
Commercial and industrial	29	4	985	1,018	22,672	23,690
Agricultural	14	0	5	19	11,460	11,479
Residential real estate
1-4 family residential	696	0	861	1,557	90,060	91,617
Home equity lines of credit	193	0	167	360	27,923	28,283
Consumer
Direct	399	18	151	568	12,269	12,837
Other	0	1	0	1	106	107
Total acquired loans	$1,511	$23	$2,544	$4,078	$291,806	$295,884
Total loans	$5,847	$1,126	$7,893	$14,866	$1,584,473	$1,599,339

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2017
Originated loans:
Commercial real estate
Owner occupied	$4	$340	$501	$845	$139,081	$139,926
Non-owner occupied	0	0	0	0	198,588	198,588
Farmland	0	0	45	45	70,398	70,443
Other	0	0	0	0	88,703	88,703
Commercial
Commercial and industrial	292	3	249	544	192,335	192,879
Agricultural	74	0	2	76	32,605	32,681
Residential real estate
1-4 family residential	2,044	403	3,046	5,493	266,338	271,831
Home equity lines of credit	155	18	610	783	70,754	71,537
Consumer
Indirect	2,429	829	818	4,076	156,772	160,848
Direct	632	250	216	1,098	27,608	28,706
Other	115	11	14	140	8,736	8,876
Total originated loans	$5,745	$1,854	$5,501	$13,100	$1,251,918	$1,265,018
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$0	$0	$53,051	$53,051
Non-owner occupied	0	0	216	216	20,042	20,258
Farmland	454	0	0	454	47,301	47,755
Other	0	0	0	0	11,976	11,976
Commercial
Commercial and industrial	327	96	962	1,385	25,709	27,094
Agricultural	87	0	9	96	12,111	12,207
Residential real estate
1-4 family residential	858	77	682	1,617	95,144	96,761
Home equity lines of credit	161	0	170	331	28,424	28,755
Consumer
Direct	380	151	155	686	13,692	14,378
Other	0	1	0	1	127	128
Total acquired loans	$2,267	$325	$2,194	$4,786	$307,577	$312,363
Total loans	$8,012	$2,179	$7,695	$17,886	$1,559,495	$1,577,381

Troubled Debt Restructurings:

Total troubled debt restructurings were $5.3 million and $5.0 million at March 31, 2018 and December 31, 2017, respectively.  The Company has allocated $75 thousand and $68 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at March 31, 2018 and December 31, 2017, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at March 31, 2018 and at December 31, 2017.

During the three month period ended March 31, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal and interest; or a legal concession.  During the three month period ended March 31, 2018, the terms of such loans included a reduction of the stated interest rate of the loan by 1.75%  and an extension of the maturity date on these and other troubled debt restructurings by  6 months.  During the same three month period in 2017, the terms of such loans included a reduction of the stated interest rate of the loan by 1.89% and extensions of the maturity dates in the range of 6 to 132 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month periods ended March 31, 2018 and 2017:

		Pre-Modification	Post-Modification
Three Months Ended March 31, 2018	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial real estate
Owner occupied	1	$360	$360
Residential real estate
1-4 family residential	3	$43	$43
Home equity lines of credit	2	14	14
Indirect	5	29	29
Total originated loans	11	$446	$446
Acquired loans:
Residential real estate
1-4 family residential	4	108	108
Total loans	15	$554	$554

		Pre-Modification	Post-Modification
Three Months Ended March 31, 2017	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	6	$284	$287
Home equity lines of credit	5	94	94
Indirect	4	16	16
Total originated loans	15	$394	$397
Acquired loans:
Residential real estate
Home equity lines of credit	1	57	57
Total loans	16	$451	$454

There were $19 thousand and $13 thousand in charge offs and a $19 thousand and $13 thousand increase to the provision for loan losses during the three month period ended March 31, 2018 and 2017, respectively as a result of troubled debt restructurings.

There were three residential real estate loans for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month period ended March 31, 2018.  These loans were not past due at March 31, 2018.  There was no provision recorded as a result of the defaults during 2018.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
March 31, 2018
Originated loans:
Commercial real estate
Owner occupied	$145,393	$1,023	$1,072	$147,488
Non-owner occupied	207,243	406	121	207,770
Farmland	83,614	0	84	83,698
Other	72,566	0	275	72,841
Commercial
Commercial and industrial	198,779	5,423	3,164	207,366
Agricultural	29,423	340	231	29,994
Total originated loans	$737,018	$7,192	$4,947	$749,157
Acquired loans:
Commercial real estate
Owner occupied	$49,267	$458	$1,479	$51,204
Non-owner occupied	19,140	36	269	19,445
Farmland	40,596	3,707	1,250	45,553
Other	10,998	0	671	11,669
Commercial
Commercial and industrial	21,638	264	1,788	23,690
Agricultural	10,515	512	452	11,479
Total acquired loans	$152,154	$4,977	$5,909	$163,040
Total loans	$889,172	$12,169	$10,856	$912,197

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2017
Originated loans:
Commercial real estate
Owner occupied	$137,913	$442	$1,571	$139,926
Non-owner occupied	198,043	419	126	198,588
Farmland	70,354	44	45	70,443
Other	88,421	36	246	88,703
Commercial
Commercial and industrial	184,444	5,326	3,109	192,879
Agricultural	32,291	192	198	32,681
Total originated loans	$711,466	$6,459	$5,295	$723,220
Acquired loans:
Commercial real estate
Owner occupied	$51,133	$466	$1,452	$53,051
Non-owner occupied	19,823	63	372	20,258
Farmland	43,694	3,304	757	47,755
Other	11,299	567	110	11,976
Commercial
Commercial and industrial	25,286	2	1,806	27,094
Agricultural	11,200	554	453	12,207
Total acquired loans	$162,435	$4,956	$4,950	$172,341
Total loans	$873,901	$11,415	$10,245	$895,561

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at March 31, 2018, there were $59 thousand of other real estate owned properties and $903 thousand of properties in foreclosure.  Other real estate owned and foreclosure properties were $171 thousand and $336 thousand at December 31, 2017, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of March 31, 2018 and December 31, 2017.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
March 31, 2018
Originated loans:
Performing	$277,338	$70,820	$165,340	$27,704	$8,475
Nonperforming	3,030	658	588	236	109
Total originated loans	$280,368	$71,478	$165,928	$27,940	$8,584
Acquired loans:
Performing	$90,756	$28,116	$0	$12,686	$107
Nonperforming	861	167	0	151	0
Total acquired loans	91,617	28,283	0	12,837	107
Total loans	$371,985	$99,761	$165,928	$40,777	$8,691

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2017
Originated loans:
Performing	$268,785	$70,927	$160,030	$28,490	$8,862
Nonperforming	3,046	610	818	216	14
Total originated loans	$271,831	$71,537	$160,848	$28,706	$8,876
Acquired loans:
Performing	$96,079	$28,585	$0	$14,223	$128
Nonperforming	682	170	0	155	0
Total acquired loans	96,761	28,755	0	14,378	128
Total loans	$368,592	$100,292	$160,848	$43,084	$9,004

Revenue from Contracts with Customers

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three months ended March 31, 2018 and 2017.  Items outside the scope of ASC 606 are noted as such.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Three Months Ended March 31, 2018
Service charges on deposit accounts	$0	$1,003	$0	$1,003
Debit card interchange fees	0	806	0	806
Trust Fees	1,807	0	0	1,807
Insurance agency commissions	0	699	0	699
Retirement plan consulting fees	0	0	379	379
Investment commissions	0	256	0	256
Other (1)	0	1,060	0	1,060
Total noninterest income	$1,807	$3,824	$379	$6,010

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Three Months Ended March 31, 2017
Service charges on deposit accounts	$0	$951	$0	$951
Debit card interchange fees	0	653	0	653
Trust Fees	1,678	0	0	1,678
Insurance agency commissions	0	674	0	674
Retirement plan consulting fees	0	0	513	513
Investment commissions	0	222	0	222
Other (1)	0	1,196	0	1,196
Total noninterest income	$1,678	$3,696	$513	$5,887

(1)	Not within the scope of ASC 606.

A description of the Company’s revenue streams under ASC 606 follows:

Service charges on deposit accounts – The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Management reviewed the deposit account agreements, and determined that the agreements can be terminated at any time by either the Bank or the account holder.  Transaction fees, such as balance transfers, wires and overdraft charges are settled the day the performance obligation is satisfied.  The Bank’s monthly service charges and maintenance fees are for services provided to the customer on a monthly basis are considered a series of services that have the same pattern of transfer each month.  The review of service charges assessed on deposit accounts, included the amount of variable consideration that is a part of the monthly charges.  It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards.  Any amounts within the scope of ASC 606 are deemed immaterial.

Debit Card Interchange Fees – Customers and the Bank have an account agreement and maintain deposit balances with the Bank.  Customers use a bank issued debit card to purchase goods and services, and the Bank earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction.  The Bank records the amount due when it receives the settlement from the payment network.  Payments from the payment network are received and recorded into income on a daily basis.  There are no contingent debit card interchange fees recorded by the Company that could be subject to a clawback in future periods.  Any amounts within the scope of ASC 606 are deemed immaterial.

Trust fees – Services provided to Trust customers are a series of distinct services that have the same pattern of transfer each month.  Fees for trust accounts are billed and drafted from trust accounts monthly.  The Company records these fees on the income statement on a monthly basis.  Fees are assessed based on the total investable assets of the customer’s trust account.  A signed contract between the Company and the customer is maintained for all customer trust accounts with payment terms identified.  It is probable that the fees will be collectible as funds being managed are accessible by the asset manager.  Past history of trust fee income recorded by the Company indicates that it is highly unlikely that a significant reversal could occur.  There are no contingent incentive fees recorded by the Company that could be subject to a clawback in future periods.  Any amounts within the scope of ASC 606 are deemed immaterial.

Insurance Agency Commissions – Insurance agency commissions are received from insurance carriers for the agency’s share of commissions from customer premium payments.  These commissions are recorded into income when checks are received from the insurance carriers, and there is no contingent portion associated with these commission checks.  There may be a short time-lag in recording revenue when cash is received instead of recording the revenue when the policy is signed by the customer, but the time lag is insignificant and does not impact the revenue recognition process.

Insurance also receives incentive checks from the insurance carriers for achieving specified levels of production with particular carriers.  These amounts are recorded into income when a check is received, and there are no contingent amounts associated with these payments that may be clawed back by the carrier in the future.  Similar to the monthly commissions explained in the preceding paragraph, there may be a short time-lag in recording incentive revenue on a cash basis as opposed to estimating the amount of incentive revenue expected to be earned, this does not materially impact the recognition of Insurance revenue.  If there were any amounts that would need to be refunded for one specific Insurance customer, management believes the reversal would not be significant.

Other potential situations surrounding the recognition of Insurance revenue include the estimating potential refunds due to the likely cancellation of a percentage of customers cancelling their policies and recording revenue at the time of policy renewals.  Management concluded that since Insurance agency commissions represent only 2.3% of the Company’s total revenue, adjusting the current practice of recording insurance revenue for these situations would not have a material impact on the reporting of total revenue.  Any amounts within the scope of ASC 606 are deemed immaterial.

Retirement Plan Consulting Fees – The fees earned from retirement plan consulting is generated by National Associates, Inc.  Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 1.8% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.  Any amounts within the scope of ASC 606 are deemed immaterial.

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company.  The sales are conducted through a third-party broker-dealer.  When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to Cetera.  Investment commissions represent only 0.9% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.  Any amounts within the scope of ASC 606 are deemed immaterial.

Other – Income items included in “Other” are Bank owned life insurance income, security gains, net gains on the sale of loans and other operating income.  There are no amounts within the scope of ASC 606.

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

Summary information about these interest-rate swaps at periods ended March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
Notional amounts (In thousands)	$37,661	$38,481
Weighted average pay rate on interest-rate swaps	4.47%	4.46%
Weighted average receive rate on interest-rate swaps	4.12%	3.81%
Weighted average maturity (years)	4.6	3.2
Fair value of interest-rate swaps	$(859)	$(653)
Fair value of loan yield maintenance provisions	$859	$653

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month periods ended March 31, 2018 and 2017 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended March 31,
	2018	2017
Basic EPS
Net income (In thousands)	$7,726	$5,783
Weighted average shares outstanding	27,578,858	27,278,314
Basic earnings per share	$0.28	$0.21

Diluted EPS
Net income (In thousands)	$7,726	$5,783
Weighted average shares outstanding for basic earnings per share	27,578,858	27,278,314
Dilutive effect of restricted stock awards	339,153	62,668
Weighted average shares for diluted earnings per share	27,918,011	27,340,982
Diluted earnings per share	$0.28	$0.21

There were no restricted stock awards that were considered anti-dilutive for the three month periods ended March 31, 2018 and 2017.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of Farmers’ executives with those of the Company’s shareholders.  There were 17,729 service time based shares and 62,919 performance based shares granted under the 2017 Plan during the three month period ended March 31, 2018, as shown in the table below.  The actual number of performance based stock awards issued will depend on certain performance conditions which are mainly average return on equity compared to a group of peer companies over a three year vesting period.  There are 594,734 shares that are remaining and available for future awards at March 31, 2018.

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “2012 Plan”).  The 2012 Plan permitted the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There are no additional shares available to be granted under the Plan.  Any new restricted stock awards will be issued under the 2017 Plan described above.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $397 thousand for the three month period ended March 31, 2018.  During the prior period, the expense recognized was $180 thousand for the three month period ended March 31, 2017.  As of March 31, 2018, there was $2.5 million of total unrecognized compensation expense related to the nonvested shares granted under the Plans.  The remaining cost is expected to be recognized over 3 years.

The following is the activity under the Plans during the three month period ended March 31, 2018.

	Three Months Ended March 31, 2018
	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - nonvested shares	323,331	$9.20	266,515	$9.43
Granted	17,729	14.35	62,919	14.31
Vested	(33,000)	7.88	(63,873)	7.76
Forfeited	0	0	(61,733)	7.76
Ending balance - nonvested shares	308,060	$9.64	203,828	$11.96

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(8,886)	$1,866	$(7,020)
Reclassification adjustment for (gains) losses included in net income (1)	(2)	0	(2)
Net other comprehensive income (loss)	$(8,888)	$1,866	$(7,022)

	Three Months Ended March 31, 2017
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$375	$(132)	$243
Reclassification adjustment for (gains) losses included in net income (1)	(13)	4	(9)
Net other comprehensive income (loss)	$362	$(128)	$234

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and will continue through January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of March 31, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer phase in began January 1, 2016 and will increase each year until fully implemented at 2.5% on January 1, 2019.  The additional capital conservation buffer is 1.875% for the year of 2018 and was 1.25% during 2017.  Excluding the additional buffer, Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At March 31, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at March 31, 2018 and December 31, 2017:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Common equity tier 1 capital ratio
Consolidated	$203,287	12.06%	$75,848	4.5%	N/A	N/A
Bank	190,895	11.29%	76,064	4.5%	$109,870	6.5%
Total risk based capital ratio
Consolidated	218,058	12.94%	134,841	8.0%	N/A	N/A
Bank	203,445	12.04%	135,225	8.0%	169,031	10.0%
Tier I risk based capital ratio
Consolidated	205,508	12.19%	101,131	6.0%	N/A	N/A
Bank	190,895	11.29%	101,419	6.0%	135,225	8.0%
Tier I leverage ratio
Consolidated	205,508	9.68%	84,894	4.0%	N/A	N/A
Bank	190,895	9.05%	84,359	4.0%	105,448	5.0%

December 31, 2017
Common equity tier 1 capital ratio
Consolidated	$199,201	11.86%	$75,573	4.5%	N/A	N/A
Bank	192,080	11.45%	75,462	4.5%	$109,001	6.5%
Total risk based capital ratio
Consolidated	213,725	12.73%	134,352	8.0%	N/A	N/A
Bank	204,395	12.19%	134,155	8.0%	167,694	10.0%
Tier I risk based capital ratio
Consolidated	201,410	11.99%	100,764	6.0%	N/A	N/A
Bank	192,080	11.45%	100,616	6.0%	134,155	8.0%
Tier I leverage ratio
Consolidated	201,410	9.50%	84,800	4.0%	N/A	N/A
Bank	192,080	9.12%	84,253	4.0%	105,316	5.0%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  ASU 2016-01 which was adopted by the Company as of January 1, 2018, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes.  Our service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended March 31, 2018 and for the year ended December 31, 2017, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2018 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$6,029	$0	$6,029	$0
State and political subdivisions	190,034	0	190,034	0
Corporate bonds	1,161	0	1,161	0
Mortgage-backed securities-residential	157,296	0	157,289	7
Collateralized mortgage obligations	16,133	0	16,133	0
Small Business Administration	13,743	0	13,743	0
Equity securities	416	416	0	0
Other investments measured at net asset value	5,593	n/a	n/a	n/a
Total investment securities	$390,405	$416	$384,389	$7
Loan yield maintenance provisions	$859	$0	$859	$0
Financial Liabilities
Interest rate swaps	$859	$0	$859	$0

	Fair Value Measurements at December 31, 2017 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$8,917	$0	$8,917	$0
State and political subdivisions	191,003	0	191,003	0
Corporate bonds	1,234	0	1,234	0
Mortgage-backed securities-residential	160,450	0	160,442	8
Collateralized mortgage obligations	17,121	0	17,121	0
Small Business Administration	14,212	0	14,212	0
Equity securities	394	394	0	0
Other investments measured at net asset value	5,185	n/a	n/a	n/a
Total investment securities	$398,516	$394	$392,929	$8
Loan yield maintenance provisions	$653	$0	$653	$0
Financial Liabilities
Interest rate swaps	$653	$0	$653	$0

There were no significant transfers between Level 1 and Level 2 during the three month periods ended March 31, 2018 and 2017.  For additional information related to yield maintenance provisions and interest rate swaps see Interest –Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended March 31,
(In Thousands of Dollars)	2018	2017
Beginning Balance	$8	$12
Transfers from level 2	0	0
Repayments, calls and maturities	(1)	(1)
Ending Balance	$7	$11

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 30, 2018 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
1–4 family residential	$735	$0	$0	$735
Consumer	4	0	0	4

	Fair Value Measurements at December 31, 2017 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
1–4 family residential	$740	$0	$0	$740
Consumer	2	0	0	2

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $896 thousand with a valuation allowance of $157 thousand at March 31, 2018, resulting in $66 thousand in additional provision for loan losses for the three month period.  At December 31, 2017, impaired loans had a principal balance of $851 thousand, with a valuation allowance of $109 thousand.  Loans measured at fair value at March 31, 2017 resulted in an additional provision for loan losses of $4 thousand for the three month period ending March 31, 2017.  Excluded from the fair value of impaired loans, at March 31, 2018 and December 31, 2017, discussed above are $781 thousand and $763 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended March 31, 2018 and December 31, 2017:

March 31, 2018	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Residential	$735	Sales comparison	Adjustment for differences between comparable sales	(15.76%) - 27.92% 0.53%
Consumer	4	Sales comparison	Adjustment for differences between comparable sales	(21.98%) - 21.98% 0.00%

December 31, 2017	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Residential	$740	Sales comparison	Adjustment for differences between comparable sales	(15.76%) - 27.92% 0.53%
Consumer	2	Sales comparison	Adjustment for differences between comparable sales	(21.98%) - 21.98% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at March 31, 2018 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$52,149	$21,433	$30,716	$0	$52,149
Restricted stock	11,134	n/a	n/a	n/a	n/a
Loans held for sale	399	0	411	0	411
Loans, net	1,586,789	0	0	1,544,307	1,544,307
Accrued interest receivable	6,623	0	2,220	4,403	6,623
Financial liabilities
Deposits	1,637,159	1,354,581	276,247	0	1,630,828
Short-term borrowings	268,012	0	268,012	0	268,012
Long-term borrowings	6,804	0	6,507	0	6,507
Accrued interest payable	663	46	617	0	663

		Fair Value Measurements at December 31, 2017 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,614	$17,785	$39,829	$0	$57,614
Restricted stock	10,491	n/a	n/a	n/a	n/a
Loans held for sale	272	0	283	0	283
Loans, net	1,565,066	0	0	1,569,381	1,569,381
Accrued interest receivable	6,669	0	2,255	4,414	6,669
Financial liabilities
Deposits	1,604,719	1,340,814	259,346	0	1,600,160
Short-term borrowings	289,565	0	289,565	0	289,565
Long-term borrowings	6,994	0	6,690	0	6,690
Accrued interest payable	633	46	587	0	633

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

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: As of March 31, 2018, the Company uses a third party firm that uses cash flow analysis and current market interest rates along with adjustments for credit, liquidity and option risk to conform to the ASU 2016-01 exit price requirement.  At December 31, 2017, management used the discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality to estimate fair market value.  Impaired loans are valued at the lower of cost or fair value as described previously.

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
March 31, 2018
Goodwill and other intangibles	$4,370	$38,868	$2,599	$(822)	$45,015
Total assets	$11,456	$2,150,529	$3,386	$2,146	$2,167,517

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2017
Goodwill and other intangibles	$4,426	$39,120	$2,645	$(822)	$45,369
Total assets	$11,261	$2,140,508	$3,365	$3,935	$2,159,069

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2018
Net interest income	$31	$18,933	$0	$(18)	$18,946
Provision for loan losses	0	775	0	0	775
Service fees, security gains and other noninterest income	1,838	3,854	379	(61)	6,010
Noninterest expense	1,277	12,552	312	206	14,347
Amortization and depreciation expense	63	624	50	12	749
Income before taxes	529	8,836	17	(297)	9,085
Income taxes	111	1,353	4	(109)	1,359
Net Income	$418	$7,483	$13	$(188)	$7,726

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2017
Net interest income	$26	$17,525	$0	$(20)	$17,531
Provision for loan losses	0	1,050	0	0	1,050
Service fees, security gains and other noninterest income	1,678	3,769	513	(73)	5,887
Noninterest expense	1,199	12,120	372	43	13,734
Amortization and depreciation expense	69	735	63	12	879
Income before taxes	436	7,389	78	(148)	7,755
Income taxes	152	1,937	27	(144)	1,972
Net Income	$284	$5,452	$51	$(4)	$5,783

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Goodwill and Intangible Assets:

Goodwill associated with the Company’s recent purchases of Monitor in August 2017, Bowers in June 2016 and other past acquisitions totaled $38.2 million at March 31, 2018 and December 31, 2017.  The Monitor and Bowers acquisitions are more fully described in the Business Acquisitions footnote.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	March 31, 2018		December 31, 2017
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(5,059)	$7,210	$(4,919)
Non-compete contracts	430	(377)	430	(376)
Trade name	520	(189)	520	(175)
Core deposit intangible	6,254	(1,975)	6,254	(1,776)
Total	$14,414	$(7,600)	$14,414	$(7,246)

Aggregate amortization expense was $354 thousand for the three month period ended March 31, 2018.  Amortization expense was $365 thousand for the three months ended March 31, 2017.

Estimated amortization expense for each of the next five periods and thereafter:

2018 (Nine months)	$1,064
2019	1,306
2020	1,203
2021	1,142
2022	1,025
Thereafter	1,074
TOTAL	$6,814

Short-term borrowings:

There were $185 million in short-term Federal Home Loan Bank Advances at March 31, 2018 with a weighted average interest rate of 1.69%.  Short-term Federal Home Loan Bank Advances were $215 million at December 31, 2017.  The Company had $82.7 million and $74.2 million in securities sold under repurchase agreements for the periods ended March 31, 2018 and December 31, 2017, respectively.  In addition, the Company had no Federal funds purchased and has a $350 thousand balance on business lines of credit with one lending institution at March 31, 2018 and December 31, 2017.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements.  These pledged securities which are 105% of the repurchase agreement balances are shown below:

(In Thousands of Dollars)	March 31, 2018	December 31, 2017
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$5,738	$5,051
State and political subdivisions	27,887	21,731
Mortgage-backed securities - residential	47,668	46,133
Collateralized mortgage obligations - residential	5,502	5,011
Total repurchase agreements	$86,795	$77,926

Management believes the risks associated with the agreements are minimal and, in the case of collateral decline, the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan”) are forward-looking statements that involve risks and uncertainties.  Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information.  Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Overview

Net income for the three months ended March 31, 2018 was $7.7 million, or $0.28 per diluted share, which compares to $5.8 million, or $0.21 per diluted share, for the three months ended March 31, 2017.

Annualized return on average assets and return on average equity were 1.45% and 13.03%, respectively, for the three month period ending March 31, 2018, compared to 1.17% and 10.87% for the same period in 2017.

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law. H.R.1, among other things, reduced the corporate income tax rate to 21% effective January 1, 2018. As a result of passage of the new tax law, Farmers effective tax rate decreased from 25.43% for the quarter ended March 31, 2017 to 14.96% for the quarter ended March 31, 2018. It is important to note that also as a result of the new tax law, Farmers determined that its net deferred tax assets needed to be reduced in the fourth quarter of 2017 by approximately $1.8 million, representing an impact on earnings per share of approximately $0.06 per diluted share for that fourth quarter, based on that quarter’s weighted average diluted shares outstanding of approximately 27.5 million.

Total loans were $1.60 billion at March 31, 2018 compared to $1.58 billion at December 31, 2017, representing an annualized growth rate of 5.6%.  The increase in loans is a result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  The increase in loans has occurred across each of the major loan categories but mainly the commercial real estate, residential real estate and agricultural loan categories.  Loans now comprise 78.1% of the Bank's first quarter average earning assets at March 31, 2018, an improvement compared to 77.9% at the same time in 2017.  This improvement along with the growth in earning assets has resulted in a 11.3% increase in tax equated loan income from the first quarter of 2017 to the same quarter in 2018.

Non-performing assets to total assets remain at a low level, currently at 0.37%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $7.0 million, or 0.44% of total loans, at March 31, 2018.  Net charge-offs for the current quarter were $540 thousand, compared to $583 thousand in the same quarter in 2017 and net charge-offs as a percentage of average net loans outstanding is only 0.14% for the quarter ended March 31, 2018.  Lending to the energy sector is insignificant and less than 1% of the loan portfolio.

The net interest margin for the three months ended March 31, 2018 was 3.92%, a 9 basis point decrease from the quarter ended March 31, 2017.  In comparing the first quarter of 2018 to the same period in 2017, asset yields increased 10 basis points, while the cost of interest-bearing liabilities increased 25 basis points.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in the NBOH and Tri-State mergers, which increased the net interest margin by 4 and 5 basis points for the quarters ended March 31, 2018 and 2017, respectively.

Noninterest income increased 2.1% to $6.0 million for the quarter ended March 31, 2018 compared to $5.9 million in 2017.  Debit card interchange fees increased $153 thousand or 23.4% and trust fees increased $129 thousand or 7.7% in comparing the first quarter of 2018 to the same quarter in 2017.  These increases were offset by a drop in retirement plan consulting fees of $134 thousand or 26.1% and gains on the sale of mortgage loans of $120 thousand or 19.8%.

Farmers has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the first quarter of 2018 increased 3.3% to $15.1 million compared to $14.6 million in the same quarter in 2017, primarily as a result of an increase in salaries and employee benefits of $451 thousand and occupancy and equipment expense of $117 thousand, offset by a $128 thousand decrease in other operating expenses and a $49 thousand decrease in professional fees.  It is important to note that annualized noninterest expenses measured as a percentage of quarterly average assets decreased from 2.92% in the first quarter of 2017 to 2.83% in the first quarter of 2018.

The efficiency ratio for the quarter ended March 31, 2018 improved to 57.98% compared to 58.79% for the same quarter in 2017.  The main factors leading to this improvement were the increase in net interest income and noninterest income and the stabilization level of noninterest expenses relative to average assets as explained in the preceding paragraphs.

Farmers’ return on average tangible equity (Non-GAAP) also improved to 15.84% for the quarter ended March 31, 2018 compared to 13.54% for the same quarter in 2017.

Return on average tangible equity is a non - U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the tangible equity for the three month period ended March 31, 2018 and 2017, reconciliations are displayed in the table below.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three month periods ended March 31, 2018 and 2017:

	At or for the Three Months Ended March 31,
(In Thousands, except Per Share Data)	2018	2017
Total Assets	$2,167,517	$2,026,487
Net Income	$7,726	$5,783
Basic and Diluted Earnings Per Share	$0.28	$0.21
Return on Average Assets (Annualized)	1.45%	1.17%
Return on Average Equity (Annualized)	13.03%	10.87%
Efficiency Ratio (tax equivalent basis) (1)	57.98%	58.79%
Equity to Asset Ratio	11.13%	10.76%
Tangible Common Equity Ratio (2)	9.24%	8.74%
Dividends to Net Income	25.05%	23.40%
Net Loans to Assets	73.21%	71.56%
Loans to Deposits	97.69%	94.89%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of March 31, 2018 and 2017, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	March 31,	December 31,	March 31,
(In Thousands of Dollars)	2018	2017	2017
Stockholders' Equity	$241,240	$242,074	$218,062
Less Goodwill and Other Intangibles	45,015	45,369	44,789
Tangible Common Equity	196,225	196,705	173,273
Average stockholders' equity	240,387	241,554	215,819
Less average goodwill and other intangibles	45,248	45,622	45,028
Average tangible common equity	$195,139	$195,932	$170,791

Reconciliation of Total Assets to Tangible Assets

	March 31,	December 31,	March 31,
(In Thousands of Dollars)	2018	2017	2017
Total Assets	$2,167,517	$2,159,069	$2,026,487
Less Goodwill and Other Intangibles	45,015	45,369	44,789
Tangible Assets	2,122,502	2,113,700	1,981,698
Average assets	2,162,706	2,158,895	2,001,084
Less average goodwill and other intangibles	45,248	45,622	45,028
Average tangible assets	$2,117,458	$2,113,273	$1,956,056

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,564,990	$18,509	4.80%	$1,436,494	$16,638	4.70%
Taxable securities (4)	206,345	1,233	2.42	211,711	1,118	2.14
Tax-exempt securities (4) (6)	185,560	1,680	3.67	152,913	1,639	4.35
Equity securities (2)	10,887	146	5.44	9,924	115	4.70
Federal funds sold and other	35,070	145	1.68	34,234	63	0.75
TOTAL EARNING ASSETS	2,002,852	21,713	4.40	1,845,276	19,573	4.30
NONEARNING ASSETS
Cash and due from banks	33,677			32,594
Premises and equipment	22,205			23,286
Allowance for loan losses	(12,272)			(10,925)
Unrealized gains (losses) on securities	(4,183)			(4,323)
Other assets (3)	120,427			115,176
TOTAL ASSETS	$2,162,706			$2,001,084

INTEREST-BEARING LIABILITIES
Time deposits	$271,473	$813	1.21%	$235,153	$500	0.86%
Savings deposits	482,404	182	0.15	520,081	170	0.13
Demand deposits	451,295	416	0.37	384,602	244	0.26
Short term borrowings	282,408	881	1.26	249,505	327	0.53
Long term borrowings	6,863	44	2.66	12,291	78	2.57
TOTAL INTEREST-BEARING LIABILITIES	1,494,443	2,336	0.63	1,401,632	1,319	0.38

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	411,805			369,477
Other liabilities	16,071			14,156
Stockholders' equity	240,387			215,819
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,162,706			$2,001,084
Net interest income and interest rate spread		$19,377	3.77%		$18,254	3.92%
Net interest margin			3.92%			4.01%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $935 thousand and $925 thousand for 2018 and 2017, respectively, and is reduced by amortization of $666 thousand and $646 thousand for 2018 and 2017, respectively.

(6)

For 2018, adjustments of $82 thousand and $349 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2017, adjustments of $155 thousand and $568 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21% in 2018 and 35% in 2017, less disallowances.

Net Interest Income.  Tax equivalent net interest income was $19.4 million for the first quarter of 2018 compared to $18.3 million for the same period in 2017.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 9 basis points to 3.92% for the three months ended March 31, 2018, compared to 4.01% for the same three month period in the prior year.  In comparing the quarters ended March 31, 2018 and 2017, yields on earning assets increased 10 basis points, while the cost of interest bearing liabilities increased 25 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates as the

Federal Reserve Bank continues to raise the federal funds interest rate.  Excluding the amortization of premium on time deposits and with the accretion of the loan portfolio discount, the net interest margin would have been 4 basis points lower for the quarter ended March 31, 2018.

Noninterest Income.  Noninterest income increased 2.1% to $6.0 million for the quarter ended March 31, 2018 compared to $5.9 million in 2017.  Debit card interchange fees increased $153 thousand or 23.4% and trust fees increased $129 thousand or 7.7% in comparing the first quarter of 2018 to the same quarter in 2017.  These increases were offset by a drop in retirement plan consulting fees of $134 thousand or 26.1% and gains on the sale of mortgage loans of $120 thousand or 19.8%.

Noninterest Expense.  Noninterest expense totaled $15.1 million for the three month period ended March 31, 2018, which was $483 thousand or 3.3% more than the $14.6 million during the same quarter in 2017.  The increase is primarily the result of salaries and employee benefits which increased 5.4%, or $451 thousand and occupancy and equipment expense which increased 7.4%, or $117 thousand during the current quarter compared to the same quarter in 2017.  More specifically, most of the increase in salaries and benefits was a $425 thousand increase in wages and incentive stock awards expense when comparing the same three month periods in 2018 and 2017.  Annualized noninterest expenses measured as a percentage of quarterly average assets decreased from 2.92% in the first quarter of 2017 to 2.83% in the first quarter of 2018.

The Company’s tax equivalent efficiency ratio for the three month period ended March 31, 2018 was 58.0% compared to 58.8% for the same period in 2017.  The positive change in the efficiency ratio was the result of increased net interest income and the stabilization of non-interest expenses relative to average assets as explained in the prior paragraphs.

Income Taxes.  Income tax expense totaled $1.4 million for the quarter ended March 31, 2018 and $2.0 million for the quarter ended March 31, 2017.  The effective tax rate for the three month period ended March 31, 2018 was 15.0% compared to the effective tax rate of 25.4% for the same period in 2017.  This can be attributed to the new corporate tax rate reduction that was part of the “Tax Cuts and Jobs Act.”  Management continues to seek out additional tax exempt earning assets, mainly in the form of municipal bond securities, to help reduce the level of income tax liability.

Other Comprehensive Income.  For the quarter ended March 31, 2018, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $7.0 million, compared to an unrealized gain of $234 thousand for the same period in 2017.  The negative change in the fair value of securities for the three month period ended March 31, 2018 was the main factor in the other comprehensive income increase.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents decreased $5.5 million during the first three months of 2018 from $57.7 million to $52.2 million.  The decrease in the cash balance is part of normal fluctuations on the Company’s $2.168 billion balance sheet.  The Company expects the levels to remain constant over the next few months as new cash deposits are used for loan growth and security portfolio purchases.

Securities.  Securities available-for-sale decreased by $8.5 million since December 31, 2017.  The Company intends to maintain the securities portfolio’s current level, as a percentage of total assets, during the remaining months of 2018.

Loans.  Gross loans increased $22 million since December 31, 2017.  The increase in loans has occurred across each of the major loan categories but especially the commercial real estate, residential real estate and agricultural loan portfolios.  The Bank utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio.  The increase in loan balances along with a steady rate of return on the portfolio help the current quarter’s tax equated loan income to improve by $1.9 million compared to the same quarter in 2017.  The average tax equivalent interest rate on the loan portfolio was 4.80% for the three month period ended March 31, 2018 compared to 4.70% for the same period in 2017.  The current quarter’s tax equivalent interest rate is calculated using the new corporate tax rate of 21% compared to the prior year tax rate of 35%.  For the three months ended March 31, 2018 the average tax equivalent rate would have been 2 basis points higher or 4.82%, using the prior year rate of 35%.  On a fully tax equivalent basis, loans contributed $18.5 million of total interest income during the three month period ended March 31, 2018 compared to $16.6 million for the same period in 2017.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below for quarters prior to the current quarter ended March 31, 2018.  Recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Nonperforming loans	$7,893	$7,695	$6,900	$6,355	$6,553
Nonperforming loans as a % of total loans	0.49%	0.49%	0.44%	0.42%	0.45%
Loans delinquent 30-89 days	$6,973	$10,191	$8,680	$7,052	$8,258
Loans delinquent 30-89 days as a % of total loans	0.44%	0.65%	0.56%	0.47%	0.56%
Allowance for loan losses	$12,550	$12,315	$12,104	$11,746	$11,319
Allowance for loan losses as a % of loans	0.78%	0.78%	0.78%	0.78%	0.77%
Allowance for loan losses as a % of non-acquired loans	0.97%	0.97%	0.99%	1.00%	1.02%
Allowance for loan losses as a % of nonperforming loans	159.00%	160.04%	175.42%	184.83%	172.73%
Annualized net charge-offs to average net loans outstanding	0.14%	0.05%	0.16%	0.14%	0.16%
Non-performing assets	$7,952	$7,866	$7,119	$6,591	$6,871
Non-performing assets as a % of total assets	0.37%	0.36%	0.33%	0.32%	0.34%
Net charge-offs for the quarter	$540	$189	$592	$523	$583

For the three months ended March 31, 2018, management recorded a $775 thousand provision for loan losses, compared to providing $1.1 million over the same three month period in the prior year.  The smaller provision for the current quarter was mainly a result of reduced charge-offs compared to the prior year same quarter and no significant changes in economic or environmental factors during the quarter.  Loan growth over the first three months of 2018 was 5.6% on an annualized basis.  The allowance for loan losses as a percentage of the total loan portfolio was 0.78% at March 31, 2018 compared to 0.77% at March 31, 2017.  The loan portfolios acquired at fair market value from previous acquisitions were recorded at fair market value and without an associated allowance for loan loss.  When the acquired loans are excluded, the ratio of allowance for loan losses to total non-acquired loans is 0.97% at March 31, 2018 compared to 1.02% at March 31, 2017.  Early stage delinquencies, which are loans 30 – 89 days delinquent, as a percentage of total loans decreased from 0.56% at March 31, 2017 to 0.44% at March 31, 2018 and non-performing loans as a percentage of total loans increased from 0.45% at March 31, 2017 to 0.49% at March 31, 2018.  The allowance for loan losses to non-performing loans decreased from 172.73% at March 31, 2017 to 159.00% at March 31, 2018.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at March 31, 2018 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $32.4 million from December 31, 2017 to March 31, 2018, for a balance of $1.6 billion.  The increase in deposits is the result of the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin during the first three months of 2018.  Non-interest bearing demand deposits decreased while interest bearing deposits increased between December 31, 2017 and March 31, 2018.  Non-interest bearing deposits decreased by $9.9 million or 2.4% and interest bearing accounts increased $42.3 million or 3.6% during the first three months of 2018.  Money Market index accounts decreased. At December 31, 2017 the balance was $250.2 million and at March 31, 2018 it was $241.7 million, a decrease of 3.4%.  The Company’s strategy is to grow deposit balances.  While there is growing pressure in the deposit market for increasing deposit rates, management understands the need to protect the net interest margin but also remain competitive within the market to help supply the needs of the growing loan portfolio.  At March 31, 2018, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 95.9% of total deposits.

Borrowings.  Total borrowing balances decreased 7.3% from $296.6 million at December 31, 2017 to $274.8 million at March 31, 2018.  During the three month period ended March 31, 2018 the Company paid back $30 million in short-term FHLB advances.

Capital Resources.  Total stockholders’ equity decreased $834 thousand, or 0.3%, during the three month period ended March 31, 2018.  The decrease is primarily due to the market adjustment on securities available for sale portfolio.  Shareholders received $0.07 per share in cash dividends in the first quarter of 2018.  The increased dividend to $0.07 is a 16.7% increase over the $0.06 paid in the last quarter of 2017.  Book value per share decreased from $8.79 per share at December 31, 2017 to $8.73 per share at March 31, 2018.  The Company’s tangible book value per share also decreased, from $7.14 per share at December 31, 2017 to $7.10 per share at March 31, 2018.  The decreases in book value and tangible book value per share were the result of the market adjustment on securities held.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in from January 1, 2015 through January 1, 2019.  The Company must hold a capital conservation buffer of 1.875% above adequately capitalized risk-based capital ratios during 2018.  At March 31, 2018 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 12.2%, total risk-based capital ratio stood at 12.9%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 12.1% and 9.7%, respectively, at March 31, 2018.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2018.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, if there is any impairment of goodwill or other intangible, and estimating the fair value of assets acquired and liabilities assumed in connection with the merger activity.  Additional information regarding these policies is included in the notes to the aforementioned 2017 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination), Note 4 (Loans), and the sections captioned “Loan Portfolio.”

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At March 31, 2018, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.2 million.  The outstanding balance at March 31, 2018 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of March 31, 2018, the Bank had outstanding balances with the FHLB of $190 million with additional borrowing capacity of approximately $336.3 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first three months of 2018, net cash used by investing activities amounted to $24.2 million, compared to $32.4 million used in the same period in 2017.

Loan originations were robust and used $22.5 million during the first three months of 2018 compared to the $34.4 million used during the same period in 2017.  The cash used in investing activities during this period can be attributed to the strong lending activity in most of the loan types.  Proceeds from the sale of securities available for sale were $262 thousand for the quarter ended March 31, 2018 compared to $43.3 million during the first three months of 2017.  Conversely, purchases of securities available for sale amounted to $14.3 million used during the first three months of 2018 compared to $54.9 million used during the same period in 2017.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $8.8 million for the period ended March 31, 2018, compared to $45.7 million provided in financing activities for the same period in 2017.  There were large swings in two line items during the three  month period ended March 31, 2018 compared to the same period last year: changes in short term borrowings used $21.6 million in the three month period ended March 31, 2018, compared to $36.8 million provided during the three month period ended March 31, 2017, and there was also $15.5 million received from deposits during the three month period ended March 31, 2017 compared to providing $32.4 million during the three month period ended March 31, 2018.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $343.3 million at March 31, 2018 and $339.4 at December 31, 2017.  Additionally, the Company has committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At March 31, 2018 the Company had invested $5.6 million in these funds.

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

Changes In Interest Rate (basis points)	March 31, 2018 Result	December 31, 2017 Result	ALCO Guidelines
Net Interest Income Change
+300	-3.2%	-1.9%	15%
+200	-1.9%	-1.0%	10%
+100	-0.8%	-0.5%	5%
-100	-2.1%	-3.3%	5%
Net Present Value Of Equity Change
+300	-10.1%	-7.5%	20%
+200	-6.0%	-3.7%	15%
+100	-1.9%	0.3%	10%
-100	-5.1%	-7.2%	10%

The results of the simulations indicate that all interest rate change results fall within internal limits established by the Company at March 31, 2018.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions.  There were no shares purchased during the three month period ended March 31, 2018.  There are 245,866 shares that may still be repurchased under this program.

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

10.1	Farmers National Banc Corp. 2018 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (filed herewith).

10.2	Farmers National Banc Corp. 2018 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (filed herewith).

10.3	Farmers National Banc Corp. 2018 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (filed herewith).

10.4	Farmers National Banc Corp. 2018 Form of Performance-Based Cash Award Agreement under Long-Term Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

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

Dated: May 9, 2018

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 9, 2018

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer