Form 10-Q
period 2018-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2018-08-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, No Par Value	27,640,921 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$18,021	$17,785
Federal funds sold and other	58,602	39,829
TOTAL CASH AND CASH EQUIVALENTS	76,623	57,614
Securities available for sale	388,890	392,937
Equity securities	6,344	5,579
Loans held for sale	1,987	272
Loans	1,639,191	1,577,381
Less allowance for loan losses	12,764	12,315
NET LOANS	1,626,427	1,565,066
Premises and equipment, net	21,658	22,286
Goodwill	38,201	38,201
Other intangibles	6,460	7,168
Bank owned life insurance	34,318	33,877
Other assets	37,031	36,069
TOTAL ASSETS	$2,237,939	$2,159,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$420,991	$412,346
Interest-bearing	1,229,346	1,192,373
TOTAL DEPOSITS	1,650,337	1,604,719
Short-term borrowings	315,951	289,565
Long-term borrowings	6,614	6,994
Other liabilities	17,527	15,717
TOTAL LIABILITIES	1,990,429	1,916,995
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares in 2018 and 35,000,000 in 2017; issued 28,179,598 in 2018 and 2017	186,931	186,903
Retained earnings	71,305	59,208
Accumulated other comprehensive income (loss)	(6,799)	596
Treasury stock, at cost; 538,677 shares in 2018 and 635,550 in 2017	(3,927)	(4,633)
TOTAL STOCKHOLDERS' EQUITY	247,510	242,074
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,237,939	$2,159,069

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
INTEREST AND DIVIDEND INCOME
Loans, including fees	$19,545	$17,402	$37,972	$33,885
Taxable securities	1,228	1,265	2,461	2,383
Tax exempt securities	1,380	1,170	2,711	2,241
Dividends	154	123	300	238
Federal funds sold and other interest income	167	82	312	145
TOTAL INTEREST AND DIVIDEND INCOME	22,474	20,042	43,756	38,892
INTEREST EXPENSE
Deposits	1,723	1,117	3,134	2,031
Short-term borrowings	1,140	501	2,021	828
Long-term borrowings	49	51	93	129
TOTAL INTEREST EXPENSE	2,912	1,669	5,248	2,988
NET INTEREST INCOME	19,562	18,373	38,508	35,904
Provision for loan losses	750	950	1,525	2,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,812	17,423	36,983	33,904
NONINTEREST INCOME
Service charges on deposit accounts	985	989	1,988	1,940
Bank owned life insurance income	219	191	441	392
Trust fees	1,740	1,523	3,547	3,201
Insurance agency commissions	713	672	1,412	1,346
Security gains (losses), including fair value changes for equity securities	27	(14)	45	(1)
Retirement plan consulting fees	465	399	844	912
Investment commissions	315	253	571	475
Net gains on sale of loans	606	891	1,093	1,498
Debit card and EFT fees	870	836	1,676	1,489
Other operating income	366	315	699	690
TOTAL NONINTEREST INCOME	6,306	6,055	12,316	11,942
NONINTEREST EXPENSES
Salaries and employee benefits	8,828	8,853	17,566	17,140
Occupancy and equipment	1,611	1,631	3,315	3,218
State and local taxes	479	424	938	841
Professional fees	737	775	1,435	1,522
Merger related costs	0	104	25	166
Advertising	379	317	654	561
FDIC insurance	225	234	447	469
Intangible amortization	355	364	709	729
Core processing charges	794	717	1,533	1,372
Telephone and data	238	242	475	483
Other operating expenses	1,812	2,103	3,457	3,876
TOTAL NONINTEREST EXPENSES	15,458	15,764	30,554	30,377
INCOME BEFORE INCOME TAXES	9,660	7,714	18,745	15,469
INCOME TAXES	1,587	2,004	2,946	3,976
NET INCOME	$8,073	$5,710	$15,799	$11,493
EARNINGS PER SHARE - basic and diluted	$0.29	$0.21	$0.57	$0.42

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
NET INCOME	$8,073	$5,710	$15,799	$11,493
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	(242)	5,946	(9,128)	6,321
Reclassification adjustment for (gains) losses realized in income	(1)	14	(3)	1
Net unrealized holding gains (losses)	(243)	5,960	(9,131)	6,322
Income tax effect	38	(2,087)	1,905	(2,215)
Other comprehensive income (loss), net of tax	(205)	3,873	(7,226)	4,107
TOTAL COMPREHENSIVE INCOME	$7,868	$9,583	$8,573	$15,600

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(In Thousands of Dollars)
(Unaudited)	For the Six Months Ended June 30, 2018
COMMON STOCK
Beginning balance	$186,903
Issued 96,873 shares under the Long Term Incentive Plan	(706)
Stock compensation expense for 608,761 unvested shares	734
Ending balance	186,931

RETAINED EARNINGS
Beginning balance	59,208
Cumulative effect adjustment upon adoption of ASU 2016-01	169
Beginning balance adjusted	59,377
Net income	15,799
Dividends declared at $.14 per share	(3,871)
Ending balance	71,305

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	596
Cumulative effect adjustment upon adoption of ASU 2016-01	(169)
Beginning balance adjusted	427
Other comprehensive loss	(7,226)
Ending balance	(6,799)

TREASURY STOCK, AT COST
Beginning balance	(4,633)
Issued 96,873 shares under the Long Term Incentive Plan	706
Ending balance	(3,927)
TOTAL STOCKHOLDERS' EQUITY	$247,510

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Six Months Ended
(Unaudited)	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,799	$11,493
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,525	2,000
Depreciation and amortization	1,499	1,767
Net amortization of securities	1,544	1,706
Security (gains) losses	(45)	1
Loss on land and building sales, net	0	18
Stock compensation expense	734	577
(Gain) loss on sale of other real estate owned	(16)	(24)
Earnings on bank owned life insurance	(441)	(392)
Origination of loans held for sale	(26,026)	(32,119)
Proceeds from loans held for sale	25,404	33,389
Net gains on sale of loans	(1,093)	(1,498)
Net change in other assets and liabilities	(2,878)	(2,950)
NET CASH FROM OPERATING ACTIVITIES	16,006	13,968
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	20,727	22,659
Proceeds from sales of securities available for sale	2,629	54,482
Purchases of securities available for sale	(24,509)	(87,203)
Purchase of restricted stock	(735)	(892)
Loan originations and payments, net	(62,908)	(78,828)
Proceeds from sale of other real estate owned	209	354
Additions to premises and equipment	(139)	(664)
NET CASH FROM INVESTING ACTIVITIES	(64,726)	(90,092)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	45,618	16,247
Net change in short-term borrowings	26,386	90,724
Repayment of long-term borrowings	(404)	(5,417)
Cash dividends paid	(3,871)	(2,706)
Proceeds from reissuance of treasury shares	0	138
NET CASH FROM FINANCING ACTIVITIES	67,729	98,986
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,009	22,862
Beginning cash and cash equivalents	57,614	41,778
Ending cash and cash equivalents	$76,623	$64,640
Supplemental cash flow information:
Interest paid	$5,123	$2,988
Income taxes paid	$4,100	$2,500
Supplemental noncash disclosures:
Transfer of loans to other real estate	$22	$84
Security purchases not settled	$5,481	$6,957
Issuance of stock awards	$706	$133

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

Segments:

The Company provides a broad range of financial services to individuals and companies in northeastern Ohio and western Pennsylvania.  Operations are managed and financial performance is primarily aggregated and reported in three lines of business, the Bank segment, the Trust segment and the Retirement Consulting segment.

Equity:

The Company, with the approval of shareholders at the April 2018 annual meeting, increased the authorized shares available for issuance from 35,000,000 to 50,000,000 shares.  Outstanding shares at June 30, 2018 were 27,640,921.

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

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company has begun to accumulate historical credit information, established an internal committee and begun the installation process of new software in preparation for testing in early 2019.  Adoption of ASU 2016-13 will happen on January 1, 2020.  Management has not determined the full impact the new standard will have on the Consolidated Financial Statements.

In January 2016, FASB issued ASU 2016-01: Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The Company adopted ASU 2016-01 on January 1, 2018 and recorded a cumulative effect adjustment of $169 thousand increase to retained earnings and a decrease to accumulated other comprehensive income.  The change in fair value for equity securities which is now recorded in net income rather than comprehensive income was not material for the three and six months ended June 30, 2018.

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606).  The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance is effective for the Company’s year ending December 31, 2018 and was adopted as of January 1, 2018.  Interest income is outside of the scope of the new standard and was not impacted by the adoption of the standard.  An evaluation of the Company’s noninterest income streams resulted in no change in revenue recognition since adoption.  Refer to the Revenue from Contracts with Customers footnote for further discussion on the Company’s accounting for revenue sources within the scope of ASC 606.

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

On June 1, 2016, the Bank completed the acquisition of the Bowers Insurance Agency, Inc., and merged all activity of Bowers with Insurance, the Bank’s wholly-owned insurance agency subsidiary.  The Bowers group is engaged in selling insurance including commercial, farm, home, and auto property/casualty insurance and will help to meet the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets, with an estimated fair value at the acquisition date of $880 thousand.  The first of three contingent payments of cash and stock were made, during July 2017, totaling $316 thousand, which reduce the earnout payable to $564 thousand.  Subsequent to the first payment, management conducted a valuation of the contingent consideration and found it necessary to reduce the future payment liability associated with the remaining two payments down to $200 thousand at year end 2017.  The $364 thousand was recorded as a reduction to acquisition related costs in the Consolidated Statements of Income as of December 31, 2017.  The Company conducts this valuation work annually.  The earnout calculation for the second of three contingent payments was completed during June of 2018 and determined that no payment was earned or due.  The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing insurance services currently being offered.

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

The following table presents pro forma information as if the Monitor acquisition that occurred during August 2017 actually took place at the beginning of 2017.  The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed date.

	For Three Months Ended June 30,	For Six Months Ended June 30,
(In thousands of dollars except per share results)	2017	2017
Net interest income	$18,705	$36,567
Net income	$5,776	$11,625
Basic and diluted earnings per share	$0.21	$0.42

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2018
U.S. Treasury and U.S. government sponsored entities	$6,810	$0	$(153)	$6,657
State and political subdivisions	201,170	1,824	(2,860)	200,134
Corporate bonds	1,207	0	(26)	1,181
Mortgage-backed securities - residential	158,515	35	(5,980)	152,570
Collateralized mortgage obligations - residential	16,313	0	(932)	15,381
Small Business Administration	13,466	0	(499)	12,967
Totals	$397,481	$1,859	$(10,450)	$388,890

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2017
U.S. Treasury and U.S. government sponsored entities	$8,986	$0	$(69)	$8,917
State and political subdivisions	188,032	3,614	(643)	191,003
Corporate bonds	1,238	4	(8)	1,234
Mortgage-backed securities - residential	161,635	419	(1,604)	160,450
Collateralized mortgage obligations - residential	17,898	0	(777)	17,121
Small Business Administration	14,608	0	(396)	14,212
Totals	$392,397	$4,037	$(3,497)	$392,937

Proceeds from the sale of portfolio securities were $2.3 million during the three month and $2.6 million during the six month period ended June 30, 2018.  Gross gains of $2 and $6 thousand along with gross losses of $1 and $3 thousand were realized on these sales during the three and six month periods ended June 30, 2018.  $26 and $42 thousand of unrealized gains were recognized in the income statement for equity securities during the three and six month periods as a result of adoption of ASU 2016-01.  Proceeds from the sale of portfolio securities were $11.2 million during the three month and $54.5 million during the six month periods ended June 30, 2017.  Gross gains were $168 thousand and $730 thousand along with gross losses of $182 and $731 thousand during the same three and six month periods ended June 30, 2017.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2018
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$10,884	$10,901
One to five years	46,736	46,521
Five to ten years	128,523	128,164
Beyond ten years	23,044	22,386
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	188,294	180,918
Total	$397,481	$388,890

The following table summarizes the investment securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2018
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$3,670	$(83)	$2,543	$(70)	$6,213	$(153)
State and political subdivisions	71,567	(1,800)	25,585	(1,060)	97,152	(2,860)
Corporate bonds	805	(15)	376	(11)	1,181	(26)
Mortgage-backed securities - residential	91,490	(2,645)	59,103	(3,335)	150,593	(5,980)
Collateralized mortgage obligations - residential	1,516	(40)	13,865	(892)	15,381	(932)
Small Business Administration	5	0	12,944	(499)	12,949	(499)
Total	$169,053	$(4,583)	$114,416	$(5,867)	$283,469	$(10,450)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2017
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$3,970	$(34)	$1,912	$(35)	$5,882	$(69)
State and political subdivisions	33,188	(220)	25,721	(423)	58,909	(643)
Corporate bonds	397	(3)	383	(5)	780	(8)
Mortgage-backed securities - residential	40,072	(400)	53,760	(1,204)	93,832	(1,604)
Collateralized mortgage obligations - residential	1,701	(22)	15,420	(755)	17,121	(777)
Small Business Administration	0	0	14,182	(396)	14,182	(396)
Total	$79,328	$(679)	$111,378	$(2,818)	$190,706	$(3,497)

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

As of June 30, 2018, the Company’s security portfolio consisted of 575 securities, 308 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2018	December 31, 2017
Originated loans:
Commercial real estate
Owner occupied	$145,923	$140,321
Non-owner occupied	225,569	199,080
Farmland	94,500	70,534
Other	72,361	89,025
Commercial
Commercial and industrial	209,361	193,347
Agricultural	32,849	32,587
Residential real estate
1-4 family residential	290,430	272,421
Home equity lines of credit	74,951	71,507
Consumer
Indirect	167,938	155,950
Direct	29,566	28,519
Other	9,902	8,876
Total originated loans	$1,353,350	$1,262,167
Acquired loans:
Commercial real estate
Owner occupied	$49,776	$53,031
Non-owner occupied	18,388	20,286
Farmland	42,985	47,754
Other	11,400	11,964
Commercial
Commercial and industrial	23,311	27,094
Agricultural	10,839	12,206
Residential real estate
1-4 family residential	87,569	96,759
Home equity lines of credit	26,536	28,755
Consumer
Direct	11,587	14,378
Other	145	128
Total acquired loans	$282,536	$312,355
Net Deferred loan costs	3,305	2,859
Allowance for loan losses	(12,764)	(12,315)
Net loans	$1,626,427	$1,565,066

Purchased credit impaired loans

As part of past acquisitions the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	June 30, 2018	December 31, 2017
Commercial real estate
Owner occupied	$693	$670
Non-owner occupied	370	387
Commercial
Commercial and industrial	972	1,072
Total outstanding balance	$2,035	$2,129
Carrying amount, net of allowance of $0 in 2018 and 2017	$1,677	$1,733

Accretable yield, or income expected to be collected, is shown in the table below:

	Three Months Ended		Six Months Ended
(In Thousands of Dollars)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning balance	$151	$228	$170	$247
New loans purchased	0	0	0	0
Accretion of income	(19)	(19)	(38)	(38)
Ending balance	$132	$209	$132	$209

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three and six month periods ended June 30, 2018.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,404	$2,062	$2,601	$2,924	$559	$12,550
Provision for loan losses	(96)	(61)	93	586	228	750
Loans charged off	0	(65)	(68)	(644)	0	(777)
Recoveries	31	1	25	184	0	241
Total ending allowance balance	$4,339	$1,937	$2,651	$3,050	$787	$12,764

Six Months Ended June 30, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315
Provision for loan losses	46	86	168	1,113	112	1,525
Loans charged off	0	(162)	(124)	(1,273)	0	(1,559)
Recoveries	33	2	86	362	0	483
Total ending allowance balance	$4,339	$1,937	$2,651	$3,050	$787	$12,764

Three Months Ended June 30, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,638	$1,846	$2,321	$2,813	$701	$11,319
Provision for loan losses	365	198	5	464	(82)	950
Loans charged off	(67)	(113)	(36)	(509)	0	(725)
Recoveries	18	5	20	159	0	202
Total ending allowance balance	$3,954	$1,936	$2,310	$2,927	$619	$11,746

Six Months Ended June 30, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852
Provision for loan losses	442	215	114	1,040	189	2,000
Loans charged off	(207)	(215)	(42)	(1,204)	0	(1,668)
Recoveries	142	62	33	325	0	562
Total ending allowance balance	$3,954	$1,936	$2,310	$2,927	$619	$11,746

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of June 30, 2018 and December 31, 2017.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

June 30, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6	$5	$239	$0	$0	$250
Collectively evaluated for impairment	4,285	1,918	2,375	3,047	787	12,412
Acquired loans collectively evaluated for impairment	48	14	37	3	0	102
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$4,339	$1,937	$2,651	$3,050	$787	$12,764

Loans:
Loans individually evaluated for impairment	$819	$282	$5,492	$87	$0	$6,680
Loans collectively evaluated for impairment	536,661	241,648	359,716	212,947	0	1,350,972
Acquired loans	121,101	33,410	113,619	11,732	0	279,862
Acquired with deteriorated credit quality	978	699	0	0	0	1,677
Total ending loans balance	$659,559	$276,039	$478,827	$224,766	$0	$1,639,191

December 31, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$4	$158	$0	$0	$162
Collectively evaluated for impairment	4,214	1,993	2,322	2,844	675	12,048
Acquired loans collectively evaluated for impairment	46	14	41	4	0	105
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315

Loans:
Loans individually evaluated for impairment	$658	$260	$4,559	$59	$0	$5,536
Loans collectively evaluated for impairment	497,168	225,312	339,143	198,370	0	1,259,993
Acquired loans	131,926	38,503	125,182	14,507	0	310,118
Acquired with deteriorated credit quality	948	786	0	0	0	1,734
Total ending loans balance	$630,700	$264,861	$468,884	$212,936	$0	$1,577,381

The following tables present information related to impaired loans by class of loans as of June 30, 2018 and December 31, 2017:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2018
With no related allowance recorded:
Commercial real estate
Owner occupied	$541	$522	$0
Non-owner occupied	41	40	0
Commercial
Commercial and industrial	279	207	0
Residential real estate
1-4 family residential	3,483	2,901	0
Home equity lines of credit	342	294	0
Consumer	221	87	0
Subtotal	4,907	4,051	0

With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0
Non-owner occupied	0	0	0
Farmland	258	257	6
Commercial
Commercial and industrial	75	75	5
Residential real estate
1-4 family residential	2,151	2,141	165
Home equity lines of credit	169	156	74
Subtotal	2,653	2,629	250
Total	$7,560	$6,680	$250

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2017
With no related allowance recorded:
Commercial real estate
Owner occupied	$659	$658	$0
Non-owner occupied	0	0	0
Farmland	0	0	0
Commercial
Commercial and industrial	214	192	0
Agricultural	0	0	0
Residential real estate
1-4 family residential	2,923	2,697	0
Home equity lines of credit	341	319	0
Consumer	145	59	0
Subtotal	4,282	3,925	0

With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0
Non-owner occupied	0	0	0
Farmland	0	0	0
Commercial
Commercial and industrial	68	68	4
Agricultural	0	0	0
Residential real estate
1-4 family residential	1,409	1,387	84
Home equity lines of credit	159	156	74
Subtotal	1,636	1,611	162
Total	$5,918	$5,536	$162

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and six month periods ended June 30, 2018 and 2017:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended June 30,		For Three Months Ended June 30,
(In Thousands of Dollars)	2018	2017	2018	2017
With no related allowance recorded:
Commercial real estate
Owner occupied	$527	$682	$8	$2
Non-owner occupied	27	18	0	0
Farmland	0	17	0	0
Commercial
Commercial and industrial	204	182	1	1
Agricultural	0	15	0	0
Residential real estate
1-4 family residential	2,677	2,251	42	35
Home equity lines of credit	302	326	4	3
Consumer	77	105	3	4
Subtotal	3,814	3,596	58	45

With an allowance recorded:
Commercial real estate
Owner occupied	0	164	0	2
Non-owner occupied	0	1,092	0	14
Farmland	257	0	0	0
Commercial
Commercial and industrial	68	72	1	1
Residential real estate
1-4 family residential	1,949	794	9	9
Home equity lines of credit	157	84	1	1
Consumer	0	0	0	0
Subtotal	2,431	2,206	11	27
Total	$6,245	$5,802	$69	$72

	Average Recorded Investment		Interest Income Recognized
	For Six Months Ended June 30,		For Six Months Ended June 30,
(In Thousands of Dollars)	2018	2017	2018	2017
With no related allowance recorded:
Commercial real estate
Owner occupied	$474	$851	$15	$5
Non-owner occupied	14	122	0	1
Farmland	0	24	0	0
Commercial
Commercial and industrial	538	183	2	2
Agricultural	0	21	0	0
Residential real estate
1-4 family residential	2,657	2,315	91	72
Home equity lines of credit	314	276	8	7
Consumer	70	90	6	6
Subtotal	4,067	3,882	122	93

With an allowance recorded:
Commercial real estate
Owner occupied	0	166	0	4
Non-owner occupied	0	1,099	0	28
Farmland	129	126	0	0
Commercial
Commercial and industrial	68	73	2	2
Agricultural	0	100	0	0
Residential real estate
1-4 family residential	1,689	784	19	17
Home equity lines of credit	156	84	3	2
Consumer	0	0	0	0
Subtotal	2,042	2,432	24	53
Total	$6,109	$6,314	$146	$146

Cash basis interest recognized during the three and six month periods ended June 30, 2018 and 2017 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$373	$0	$501	$0
Non-owner occupied	0	0	0	0
Farmland	37	0	45	0
Commercial
Commercial and industrial	254	0	249	0
Agricultural	0	8	2	0
Residential real estate
1-4 family residential	3,332	83	2,653	393
Home equity lines of credit	627	170	602	8
Consumer
Indirect	332	109	457	361
Direct	36	147	63	153
Other	0	14	0	14
Total originated loans	$4,991	$531	$4,572	$929
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$0	$0
Non-owner occupied	88	0	216	0
Farmland	257	251	0	0
Commercial
Commercial and industrial	865	0	943	19
Agricultural	0	0	9	0
Residential real estate
1-4 family residential	933	60	613	69
Home equity lines of credit	181	83	170	0
Consumer
Direct	142	24	140	15
Total acquired loans	$2,466	$418	$2,091	$103
Total loans	$7,457	$949	$6,663	$1,032

The following tables present the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2018
Originated loans:
Commercial real estate
Owner occupied	$37	$0	$373	$410	$145,135	$145,545
Non-owner occupied	0	0	0	0	225,000	225,000
Farmland	388	0	37	425	93,965	94,390
Other	0	0	0	0	72,086	72,086
Commercial
Commercial and industrial	919	27	254	1,200	207,742	208,942
Agricultural	0	0	8	8	32,940	32,948
Residential real estate
1-4 family residential	2,114	279	3,415	5,808	283,940	289,748
Home equity lines of credit	256	0	797	1,053	73,924	74,977
Consumer
Indirect	1,901	784	441	3,126	170,233	173,359
Direct	603	311	183	1,097	28,676	29,773
Other	32	22	14	68	9,833	9,901
Total originated loans:	$6,250	$1,423	$5,522	$13,195	$1,343,474	$1,356,669
Acquired loans:
Commercial real estate
Owner occupied	$308	$0	$0	$308	$49,530	$49,838
Non-owner occupied	0	0	88	88	18,229	18,317
Farmland	407	0	508	915	42,069	42,984
Other	0	0	0	0	11,399	11,399
Commercial
Commercial and industrial	56	83	865	1,004	22,306	23,310
Agricultural	3	0	0	3	10,836	10,839
Residential real estate
1-4 family residential	1,260	148	993	2,401	85,166	87,567
Home equity lines of credit	40	0	264	304	26,231	26,535
Consumer
Direct	462	195	166	823	10,765	11,588
Other	0	1	0	1	144	145
Total acquired loans	$2,536	$427	$2,884	$5,847	$276,675	$282,522
Total loans	$8,786	$1,850	$8,406	$19,042	$1,620,149	$1,639,191

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2017
Originated loans:
Commercial real estate
Owner occupied	$4	$340	$501	$845	$139,081	$139,926
Non-owner occupied	0	0	0	0	198,588	198,588
Farmland	0	0	45	45	70,398	70,443
Other	0	0	0	0	88,703	88,703
Commercial
Commercial and industrial	292	3	249	544	192,335	192,879
Agricultural	74	0	2	76	32,605	32,681
Residential real estate
1-4 family residential	2,044	403	3,046	5,493	266,338	271,831
Home equity lines of credit	155	18	610	783	70,754	71,537
Consumer
Indirect	2,429	829	818	4,076	156,772	160,848
Direct	632	250	216	1,098	27,608	28,706
Other	115	11	14	140	8,736	8,876
Total originated loans	$5,745	$1,854	$5,501	$13,100	$1,251,918	$1,265,018
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$0	$0	$53,051	$53,051
Non-owner occupied	0	0	216	216	20,042	20,258
Farmland	454	0	0	454	47,301	47,755
Other	0	0	0	0	11,976	11,976
Commercial
Commercial and industrial	327	96	962	1,385	25,709	27,094
Agricultural	87	0	9	96	12,111	12,207
Residential real estate
1-4 family residential	858	77	682	1,617	95,144	96,761
Home equity lines of credit	161	0	170	331	28,424	28,755
Consumer
Direct	380	151	155	686	13,692	14,378
Other	0	1	0	1	127	128
Total acquired loans	$2,267	$325	$2,194	$4,786	$307,577	$312,363
Total loans	$8,012	$2,179	$7,695	$17,886	$1,559,495	$1,577,381

Troubled Debt Restructurings:

Total troubled debt restructurings were $5.7 million and $5.0 million at June 30, 2018 and December 31, 2017, respectively.  The Company has allocated $76 thousand and $68 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at June 30, 2018 and December 31, 2017, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at June 30, 2018 and at December 31, 2017.

During the three and six month periods ended June 30, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a reduction of the contractual monthly payment; a deferral of principal and interest; or a legal concession.  During the three month period ended June 30, 2018, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 1.75% and 2.50% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 5 to 25 months.  During the same three month period in 2017, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 0.49% and 1.49 % and an extension of the maturity date of 60  month.  During the six month period ended June 30, 2018, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 1.75% and 2.50% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 5 to 25 months.  During the same six month period in 2017, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 0.49% and 1.89 % and an extension of the maturity date in the range of 6 to 132 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2018 and 2017:

		Pre-Modification	Post-Modification
Three Months Ended June 30, 2018	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	1	$211	$211
Indirect	9	60	60
Total originated loans	10	$271	$271
Acquired loans:
Commercial real estate
Non-owner occupied	1	42	42
Farmland	1	258	258
Commercial
Commercial and industrial	2	31	31
Residential real estate
1-4 family residential	1	81	81
Total acquired loans	5	$412	$412
Total loans	15	$683	$683

		Pre-Modification	Post-Modification
Six Months Ended June 30, 2018	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial real estate
Owner occupied	1	$360	$360
Residential real estate
1-4 family residential	4	254	254
Home equity lines of credit	2	14	14
Indirect	14	89	89
Total originated loans	21	$717	$717
Acquired loans:
Commercial real estate
Non-owner occupied	1	42	42
Farmland	1	258	258
Commercial
Commercial and industrial	2	31	31
Residential real estate
1-4 family residential	5	189	189
Total acquired loans	9	$520	$520
Total loans	30	$1,237	$1,237

		Pre-Modification	Post-Modification
Three Months Ended June 30, 2017	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	1	$16	$16
Home equity lines of credit	3	70	70
Indirect	10	64	64
Total originated loans	14	$150	$150
Acquired loans:
Residential real estate
1-4 family residential	2	24	24
Consumer	1	29	29
Total acquired loans	3	$53	$53
Total loans	17	$203	$203

		Pre-Modification	Post-Modification
Six Months Ended June 30, 2017	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	7	$300	$303
Home equity lines of credit	8	164	164
Indirect	14	80	80
Total originated loans	29	$544	$547
Acquired loans:
Residential real estate
1-4 family residential	2	24	24
Home equity lines of credit	1	57	57
Consumer	1	29	29
Total acquired loans	4	$110	$110
Total loans	33	$654	$657

There were $20 thousand and $39 thousand in charge offs and a $20 thousand and $39 thousand increase to the provision for loan losses during the three and six month periods ended June 30, 2018, as a result of outstanding troubled debt restructurings.  There were $17 thousand and $30 thousand in charge offs during the three and six month periods ended June 30, 2017, respectively. There was a $17 thousand and a $30 thousand increase to the provision during the three and six month period ended June 30, 2017, as a result of troubled debt restructuring.

There was one commercial loan, three  residential real estate loans and one home equity line of credit for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and six month period ended June 30, 2018.  The one commercial loan was past due at June 30, 2018.  There was no provision recorded as a result of the defaults during 2018.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were no  loans for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and six month periods ended June 30, 2017.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
June 30, 2018
Originated loans:
Commercial real estate
Owner occupied	$143,500	$997	$1,048	$145,545
Non-owner occupied	224,495	389	116	225,000
Farmland	94,311	0	79	94,390
Other	71,823	0	263	72,086
Commercial
Commercial and industrial	202,410	3,503	3,029	208,942
Agricultural	32,238	166	544	32,948
Total originated loans	$768,777	$5,055	$5,079	$778,911
Acquired loans:
Commercial real estate
Owner occupied	$48,666	$451	$721	$49,838
Non-owner occupied	18,037	47	233	18,317
Farmland	38,772	1,918	2,294	42,984
Other	10,732	0	667	11,399
Commercial
Commercial and industrial	21,487	195	1,628	23,310
Agricultural	9,906	494	439	10,839
Total acquired loans	$147,600	$3,105	$5,982	$156,687
Total loans	$916,377	$8,160	$11,061	$935,598

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2017
Originated loans:
Commercial real estate
Owner occupied	$137,913	$442	$1,571	$139,926
Non-owner occupied	198,043	419	126	198,588
Farmland	70,354	44	45	70,443
Other	88,421	36	246	88,703
Commercial
Commercial and industrial	184,444	5,326	3,109	192,879
Agricultural	32,291	192	198	32,681
Total originated loans	$711,466	$6,459	$5,295	$723,220
Acquired loans:
Commercial real estate
Owner occupied	$51,133	$466	$1,452	$53,051
Non-owner occupied	19,823	63	372	20,258
Farmland	43,694	3,304	757	47,755
Other	11,299	567	110	11,976
Commercial
Commercial and industrial	25,286	2	1,806	27,094
Agricultural	11,200	554	453	12,207
Total acquired loans	$162,435	$4,956	$4,950	$172,341
Total loans	$873,901	$11,415	$10,245	$895,561

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at June 30, 2018, there were no other real estate owned properties and $743 thousand of properties in foreclosure.  Other real estate owned and foreclosure properties were $171 thousand and $336 thousand at December 31, 2017, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2018 and December 31, 2017.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
June 30, 2018
Originated loans:
Performing	$286,333	$74,180	$172,918	$29,590	$9,887
Nonperforming	3,415	797	441	183	14
Total originated loans	$289,748	$74,977	$173,359	$29,773	$9,901
Acquired loans:
Performing	$86,574	$26,271	$0	$11,422	$145
Nonperforming	993	264	0	166	0
Total acquired loans	87,567	26,535	0	11,588	145
Total loans	$377,315	$101,512	$173,359	$41,361	$10,046

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2017
Originated loans:
Performing	$268,785	$70,927	$160,030	$28,490	$8,862
Nonperforming	3,046	610	818	216	14
Total originated loans	$271,831	$71,537	$160,848	$28,706	$8,876
Acquired loans:
Performing	$96,079	$28,585	$0	$14,223	$128
Nonperforming	682	170	0	155	0
Total acquired loans	96,761	28,755	0	14,378	128
Total loans	$368,592	$100,292	$160,848	$43,084	$9,004

Revenue from Contracts with Customers

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and six months ended June 30, 2018 and 2017.  Items outside the scope of ASC 606 are noted as such.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Three Months Ended June 30, 2018
Service charges on deposit accounts	$0	$985	$0	$985
Debit card interchange fees	0	870	0	870
Trust Fees	1,740	0	0	1,740
Insurance agency commissions	0	713	0	713
Retirement plan consulting fees	0	0	465	465
Investment commission	0	315	0	315
Other (1)	0	1,218	0	1,218
Total non-interest Income	$1,740	$4,101	$465	$6,306

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Three Months Ended June 30, 2017
Service charges on deposit accounts	$0	$989	$0	$989
Debit card interchange fees	0	836	0	836
Trust Fees	1,523	0	0	1,523
Insurance agency commissions	0	672	0	672
Retirement plan consulting fees	0	0	399	399
Investment commission	0	253	0	253
Other (1)	0	1,383	0	1,383
Total non-interest Income	$1,523	$4,133	$399	$6,055

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Six Months Ended June 30, 2018
Service charges on deposit accounts	$0	$1,988	$0	$1,988
Debit card interchange fees	0	1,676	0	1,676
Trust Fees	3,547	0	0	3,547
Insurance agency commissions	0	1,412	0	1,412
Retirement plan consulting fees	0	0	844	844
Investment commission	0	571	0	571
Other (1)	0	2,278	0	2,278
Total non-interest Income	$3,547	$7,925	$844	$12,316

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Six Months Ended June 30, 2017
Service charges on deposit accounts	$0	$1,940	$0	$1,940
Debit card interchange fees	0	1,489	0	1,489
Trust Fees	3,201	0	0	3,201
Insurance agency commissions	0	1,346	0	1,346
Retirement plan consulting fees	0	0	912	912
Investment commission	0	475	0	475
Other (1)	0	2,579	0	2,579
Total non-interest Income	$3,201	$7,829	$912	$11,942

(1)	Not within the scope of ASC 606.

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

Other potential situations surrounding the recognition of Insurance revenue include the estimating potential refunds due to the likely cancellation of a percentage of customers cancelling their policies and recording revenue at the time of policy renewals.  Management concluded that since Insurance agency commissions represent only 2.5% of the Company’s total revenue, adjusting the current practice of recording insurance revenue for these situations would not have a material impact on the reporting of total revenue.  Any amounts within the scope of ASC 606 are deemed immaterial.

Retirement Plan Consulting Fees – The fees earned from retirement plan consulting is generated by National Associates, Inc.  Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 1.5% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.  Any amounts within the scope of ASC 606 are deemed immaterial.

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company.  The sales are conducted through a third-party broker-dealer.  When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to Cetera.  Investment commissions represent only 1.0% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.  Any amounts within the scope of ASC 606 are deemed immaterial.

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

Summary information about these interest-rate swaps at periods ended June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Notional amounts (In thousands)	$35,492	$38,481
Weighted average pay rate on interest-rate swaps	4.48%	4.46%
Weighted average receive rate on interest-rate swaps	4.37%	3.81%
Weighted average maturity (years)	4.6	3.2
Fair value of interest-rate swaps	$(1,021)	$(653)
Fair value of loan yield maintenance provisions	$1,021	$653

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month and six month periods ended June 30, 2018 and 2017 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic EPS
Net income (In thousands)	$8,073	$5,710	$15,799	$11,493
Weighted average shares outstanding	27,640,921	27,337,403	27,610,061	27,309,237
Basic earnings per share	$0.29	$0.21	$0.57	$0.42

Diluted EPS
Net income (In thousands)	$8,073	$5,710	$15,799	$11,493
Weighted average shares outstanding for basic earnings per share	27,640,921	27,337,403	27,610,061	27,309,237
Dilutive effect of restricted stock awards	338,068	57,273	339,159	61,440
Weighted average shares for diluted earnings per share	27,978,989	27,394,676	27,949,220	27,370,677
Diluted earnings per share	$0.29	$0.21	$0.57	$0.42

There were no restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2018 and 2017.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of Farmers’ executives with those of the Company’s shareholders.  There were 17,729 service time based shares and 62,919 performance based shares granted under the 2017 Plan during the six month period ended June 30, 2018, as shown in the table below.  The actual number of performance based stock awards issued will depend on certain performance conditions which are mainly average return on equity compared to a group of peer companies over a three year vesting period.

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “2012 Plan”).  The 2012 Plan permitted the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were no additional shares granted under the Plan during the six month period ended June 30, 2018.  Any new restricted stock awards will be issued under the 2017 Plan described above.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $337 thousand and $734 thousand for the three and six month periods ended June 30, 2018, respectively.  During the prior periods, the expense recognized was $397 thousand and $577 thousand for the three and six month periods ended June 30, 2017, respectively.  As of June 30, 2018, there was $2.0 million of total unrecognized compensation expense related to the nonvested shares granted under the Plans.  The remaining cost is expected to be recognized over 2.65 years.

The following is the activity under the Plans during the six month period ended June 30, 2018.

	Six Months Ended June 30, 2018
	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performnce Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	323,331	$9.20	266,515	$9.43
Granted	17,729	14.35	62,919	14.31
Vested	(33,000)	7.88	(63,873)	7.76
Forfeited	0	0	(61,733)	7.76
Ending balance - non-vested shares	308,060	$9.64	203,828	$11.96

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three and six month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(242)	$38	$(204)
Reclassification adjustment for (gains) included in net income (1)	(1)	0	(1)
Net other comprehensive income (loss)	$(243)	$38	$(205)

	Three Months Ended June 30, 2017
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$5,946	$(2,081)	$3,865
Reclassification adjustment for losses included in net income (1)	14	(6)	8
Net other comprehensive income	$5,960	$(2,087)	$3,873

	Six Months Ended June 30, 2018
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(9,128)	$1,904	$(7,224)
Reclassification adjustment for (gains) losses included in net income (1)	(3)	1	(2)
Net other comprehensive income (loss)	$(9,131)	$1,905	$(7,226)

	Six Months Ended June 30, 2017
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$6,321	$(2,214)	$4,107
Reclassification adjustment for losses included in net income (1)	1	(1)	0
Net other comprehensive income	$6,322	$(2,215)	$4,107

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and will continue through January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of June 30, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at June 30, 2018 and December 31, 2017:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Common equity tier 1 capital ratio
Consolidated	$210,127	12.11%	$78,092	4.5%	N/A	N/A
Bank	196,739	11.36%	77,922	4.5%	$112,554	6.5%
Total risk based capital ratio
Consolidated	225,124	12.97%	138,830	8.0%	N/A	N/A
Bank	209,503	12.10%	138,529	8.0%	173,161	10.0%
Tier I risk based capital ratio
Consolidated	212,360	12.24%	104,123	6.0%	N/A	N/A
Bank	196,739	11.36%	103,896	6.0%	138,529	8.0%
Tier I leverage ratio
Consolidated	212,360	9.81%	86,604	4.0%	N/A	N/A
Bank	196,739	9.14%	86,065	4.0%	107,581	5.0%

December 31, 2017
Common equity tier 1 capital ratio
Consolidated	$199,201	11.86%	$75,573	4.5%	N/A	N/A
Bank	192,080	11.45%	75,462	4.5%	$109,001	6.5%
Total risk based capital ratio
Consolidated	213,725	12.73%	134,352	8.0%	N/A	N/A
Bank	204,395	12.19%	134,155	8.0%	167,694	10.0%
Tier I risk based capital ratio
Consolidated	201,410	11.99%	100,764	6.0%	N/A	N/A
Bank	192,080	11.45%	100,616	6.0%	134,155	8.0%
Tier I leverage ratio
Consolidated	201,410	9.50%	84,800	4.0%	N/A	N/A
Bank	192,080	9.12%	84,253	4.0%	105,316	5.0%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  ASU 2016-01 which was adopted by the Company as of January 1, 2018, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended June 30, 2018 and for the year ended December 31, 2017, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2018 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$6,657	$0	$6,657	$0
State and political subdivisions	200,134	0	200,134	0
Corporate bonds	1,181	0	1,181	0
Mortgage-backed securities-residential	152,570	0	152,563	7
Collateralized mortgage obligations	15,381	0	15,381	0
Small Business Administration	12,967	0	12,967	0
Equity securities	434	434	0	0
Other investments measured at net asset value	5,910	n/a	n/a	n/a
Total investment securities	$395,234	$434	$388,883	$7
Loan yield maintenance provisions	$1,021	$0	$1,021	$0
Financial Liabilities
Interest rate swaps	$1,021	$0	$1,021	$0

	Fair Value Measurements at December 31, 2017 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$8,917	$0	$8,917	$0
State and political subdivisions	191,003	0	191,003	0
Corporate bonds	1,234	0	1,234	0
Mortgage-backed securities-residential	160,450	0	160,442	8
Collateralized mortgage obligations	17,121	0	17,121	0
Small Business Administration	14,212	0	14,212	0
Equity securities	394	394	0	0
Other investments measured at net asset value	5,185	n/a	n/a	n/a
Total investment securities	$398,516	$394	$392,929	$8
Loan yield maintenance provisions	$653	$0	$653	$0
Financial Liabilities
Interest rate swaps	$653	$0	$653	$0

There were no significant transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2018 and 2017.  For additional information related to yield maintenance provisions and interest rate swaps see Interest –Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended June 30,		Six Months ended June 30,
(In Thousands of Dollars)	2018	2017	2018	2017
Beginning Balance	$7	$11	$8	$12
Transfers from level 2	0	0	0	0
Repayments, calls and maturities	0	(1)	(1)	(2)
Ending Balance	$7	$10	$7	$10

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2018 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Farmland	251	0	0	251
Commercial
Commercial and industrial	8	0	0	8
1–4 family residential	1,604	0	0	1,604
Consumer	22	0	0	22

	Fair Value Measurements at December 31, 2017 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
1–4 family residential	$740	$0	$0	$740
Consumer	2	0	0	2

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.1 million with a valuation allowance of $200 thousand at June 30, 2018, resulting in $60 thousand and $126 thousand in additional provision for loan losses for the three and six months period ending June 30, 2018.  At December 31, 2017, impaired loans had a principal balance of $851 thousand, with a valuation allowance of $109 thousand.  Loans measured at fair value at June 30, 2017 resulted in an additional provision for loan losses of $153 thousand and $157 thousand for the three and six month period ending June 30, 2017.  Excluded from the fair value of impaired loans, at June 30, 2018 and December 31, 2017, discussed above are $769 thousand and $763 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended June 30, 2018 and December 31, 2017:

June 30, 2018	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$251	Sales Comparison	Adjustment for differences between comparable sales	(22.70%) - 16.16% 9.39%
Commercial	8	Sales Comparison	Adjustment for differences between comparable sales	(18.61%) - 28.25% (7.66%)
Residential	1,604	Sales comparison	Adjustment for differences between comparable sales	(15.76%) - 27.92% 3.03%
Consumer	22	Sales comparison	Adjustment for differences between comparable sales	(12.04%) - 12.04% 0.00%

December 31, 2017	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Residential	$740	Sales comparison	Adjustment for differences between comparable sales	(15.67%) - 27.92% .53%
Consumer	2	Sales comparison	Adjustment for differences between comparable sales	(21.98%) - 21.98% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at June 30, 2018 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$76,623	$18,021	$58,602	$0	$76,623
Restricted stock	11,226	n/a	n/a	n/a	n/a
Loans held for sale	1,987	0	2,047	0	2,047
Loans, net	1,626,427	0	0	1,587,381	1,587,381
Accrued interest receivable	6,677	0	2,211	4,466	6,677
Financial liabilities
Deposits	1,650,337	1,363,262	280,397	0	1,643,659
Short-term borrowings	315,951	0	315,951	0	315,951
Long-term borrowings	6,614	0	6,401	0	6,401
Accrued interest payable	696	52	644	0	696

		Fair Value Measurements at December 31, 2017 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,614	$17,785	$39,829	$0	$57,614
Restricted stock	10,491	n/a	n/a	n/a	n/a
Loans held for sale	272	0	283	0	283
Loans, net	1,565,066	0	0	1,569,381	1,569,381
Accrued interest receivable	6,669	0	2,255	4,414	6,669
Financial liabilities
Deposits	1,604,719	1,340,814	259,346	0	1,600,160
Short-term borrowings	289,565	0	289,565	0	289,565
Long-term borrowings	6,994	0	6,690	0	6,690
Accrued interest payable	633	46	587	0	633

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

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: Beginning March 31, 2018 the Company used a third party firm that uses cash flow analysis and current market interest rates along with adjustments for credit, liquidity and option risk to conform to the ASU 2016-01 exit price requirement.  At December 31, 2017, management used the discounted cash flow analysis and interest rates being offered for loans with similar terms to borrowers of similar credit quality to estimate fair market value.  Impaired loans are valued at the lower of cost or fair value as described previously.

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
June 30, 2018
Goodwill and other intangibles	$4,313	$38,617	$2,553	$(822)	$44,661
Total assets	$12,108	$2,220,595	$3,436	$1,800	$2,237,939

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2017
Goodwill and other intangibles	$4,426	$39,120	$2,645	$(822)	$45,369
Total assets	$11,261	$2,140,508	$3,365	$3,935	$2,159,069

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2018
Net interest income	$34	$19,551	$0	$(23)	$19,562
Provision for loan losses	0	750	0	0	750
Service fees, security gains and other noninterest income	1,784	4,121	465	(64)	6,306
Noninterest expense	1,155	12,884	389	280	14,708
Amortization and depreciation expense	62	625	51	12	750
Income before taxes	601	9,413	25	(379)	9,660
Income taxes	127	1,591	5	(136)	1,587
Net Income	$474	$7,822	$20	$(243)	$8,073

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2018
Net interest income	$65	$38,484	$0	$(41)	$38,508
Provision for loan losses	0	1,525	0	0	1,525
Service fees, security gains and other noninterest income	3,622	7,975	844	(125)	12,316
Noninterest expense	2,432	25,436	701	486	29,055
Amortization and depreciation expense	125	1,249	101	24	1,499
Income before taxes	1,130	18,249	42	(676)	18,745
Income taxes	238	2,944	9	(245)	2,946
Net Income	$892	$15,305	$33	$(431)	$15,799

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2017
Net interest income	$26	$18,370	$0	$(23)	$18,373
Provision for loan losses	0	950	0	0	950
Service fees, security gains and other noninterest income	1,579	4,152	399	(75)	6,055
Noninterest expense	1,266	13,074	367	169	14,876
Amortization and depreciation expense	70	743	63	12	888
Income before taxes	269	7,755	(31)	(279)	7,714
Income taxes	94	2,100	(10)	(180)	2,004
Net Income	$175	$5,655	$(21)	$(99)	$5,710

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2017
Net interest income	$52	$35,895	$0	$(43)	$35,904
Provision for loan losses	0	2,000	0	0	2,000
Service fees, security gains and other noninterest income	3,257	7,921	912	(148)	11,942
Noninterest expense	2,465	25,194	739	212	28,610
Amortization and depreciation expense	139	1,478	126	24	1,767
Income before taxes	705	15,144	47	(427)	15,469
Income taxes	246	4,037	17	(324)	3,976
Net Income	$459	$11,107	$30	$(103)	$11,493

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of Monitor in August 2017, Bowers in June 2016 and other past acquisitions totaled $38.2 million at June 30, 2018 and December 31, 2017.  The Monitor acquisition is more fully described in the Business Acquisitions footnote.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	June 30, 2018		December 31, 2017
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(5,200)	$7,210	$(4,919)
Non-compete contracts	430	(378)	430	(376)
Trade name	520	(202)	520	(175)
Core deposit intangible	6,254	(2,174)	6,254	(1,776)
Total	$14,414	$(7,954)	$14,414	$(7,246)

Aggregate amortization expense was $355 thousand and $709 thousand for the three and six month periods ended June 30, 2018.  Amortization expense was $364 thousand and $729 thousand for the three and six months ended June 30, 2017.

Estimated amortization expense for each of the next five periods and thereafter:

2018 (Six months)	$709
2019	1,306
2020	1,203
2021	1,142
2022	1,025
Thereafter	1,075
TOTAL	$6,460

Short-term borrowings:

There were $240 million in short-term Federal Home Loan Bank Advances at June 30, 2018 with a weighted average interest rate of 1.91%.  Short-term Federal Home Loan Bank Advances were $215 million at December 31, 2017.  The Company had $75.6 million and $74.2 million in securities sold under repurchase agreements for the periods ended June 30, 2018 and December 31, 2017, respectively.  In addition, the Company had no Federal funds purchased and has a $350 thousand balance on business lines of credit with one lending institution at June 30, 2018 and December 31, 2017.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	June 30, 2018	December 31, 2017
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$4,941	$5,051
State and political subdivisions	24,855	21,731
Mortgage-backed securities - residential	44,829	46,133
Collateralized mortgage obligations - residential	4,756	5,011
Total repurchase agreements	$79,381	$77,926

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

Overview

Net income for the three months ended June 30, 2018 was $8.1 million, or $0.29 per diluted share, which compares to $5.7 million, or $0.21 per diluted share, for the three months ended June 30, 2017.  Annualized return on average assets and return on average equity were 1.47% and 13.28%, respectively, for the three month period ending June 30, 2018, compared to 1.11% and 10.25% for the same period in 2017.

Net income for the six months ended June 30, 2018 was $15.8 million, or $0.57 per diluted share, compared to $11.5 million, or $0.42 per diluted share, for the same six month period in 2017.  Annualized return on average assets and return on average equity were 1.46% and 13.13%, respectively, for the six month period ending June 30, 2018, compared to 1.14% and 10.52% for the same period in 2017.

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law.  H.R.1, among other things, reduced the corporate income tax rate to 21% effective January 1, 2018.  As a result of passage of the new tax law, Farmers effective tax rate decreased from 26.0% for the quarter ended June 30, 2017 to 16.4% for the quarter ended June 30, 2018.  It is important to note that also as a result of the new tax law, Farmers determined that its net deferred tax assets needed to be reduced in the fourth quarter of 2017 by approximately $1.8 million, representing an impact on earnings per share of approximately $0.06 per diluted share for that fourth quarter, based on that quarter’s weighted average diluted shares outstanding of approximately 27.5 million.

Total loans were $1.64 billion at June 30, 2018 compared to $1.58 billion at December 31, 2017, representing an annualized growth rate of 7.9%.  The increase in loans is a result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  The increase in loans has occurred across each of the major loan categories but mainly the commercial real estate, residential real estate and agricultural loan categories.  Loans comprise 78.6% of the Bank's second quarter average earning assets at June 30, 2018, an improvement compared to 77.6% for the same period in 2017.  This improvement along with the growth in earning assets has resulted in a 11.7% increase in tax equated loan income from the second quarter of 2018 compared to the same quarter in 2017.

Non-performing assets to total assets remain at a low level, currently at 0.38%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $10.6 million, or 0.65% of total loans, at June 30, 2018.  Net charge-offs for the current quarter were $536 thousand, compared to $523 thousand in the same quarter in 2017 and net charge-offs as a percentage of average net loans outstanding is only 0.13% for the quarter ended June 30, 2018.  Lending to the energy sector is insignificant and less than 1% of the loan portfolio.

The net interest margin for the three months ended June 30, 2018 was 3.93%, a 12 basis point decrease from the quarter ended June 30, 2017.  In comparing the second quarter of 2018 to the same period in 2017, asset yields increased 9 basis points, while the cost of interest-bearing liabilities increased 30 basis points.  Most of this increase was the result of higher rates paid on short-term borrowings and time deposits, consistent with increases in the federal funds sold rate.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in recent mergers, which increased the net interest margin by 5 and 2 basis points for the quarters ended June 30, 2018 and 2017, respectively.

The net interest margin for the six months ended June 30, 2018 was 3.92%, an 11 basis point decrease from the six month period ended June 30, 2017.  Asset yields increased 10 basis points, while the cost of interest-bearing liabilities increased 28 basis points.  The reasons for the increases are similar to those for the second quarter discussed above.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in recent mergers, which increased the net interest margin by 4 basis points for the six months ended June 30, 2018 and 2017, respectively.

Noninterest income increased 4.2% to $6.3 million for the quarter ended June 30, 2018 compared to $6.1 million in the same quarter of 2017.  Trust fees increased $217 thousand or 14.3% in comparing the second quarter of 2018 to the same quarter in 2017, retirement plan consulting fees increased $66 thousand or 16.5% and investment commissions increased $62 thousand or 24.5%.  These increases were offset by a drop in the gains on the sale of mortgage loans of $285 thousand or 32.0%; however, the current quarter’s income of $606 thousand was $119 thousand or 24% higher than the linked quarter.

Noninterest income increased 3.1% to $12.3 million for the six month period ended June 30, 2018 compared to $11.9 million for the same period of 2017.  Trust fees increased $346 thousand or 10.8% in comparing the six months ended June 30, 2018 to the same period in 2017, debit card and EFT fees increased $187 thousand or 12.6% and investment commissions increased $96 thousand or 20.2%.  These increases were offset by a drop in the gains on the sale of mortgage loans of $405 thousand or 27.0%.

Farmers has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the second quarter of 2018 decreased to $15.5 million compared to $15.8 million in the same quarter in 2017, primarily as a result of a decrease in merger related costs of $104 thousand and other operating expenses of $291 thousand.  It is important to note that annualized noninterest expenses measured as a percentage of quarterly average assets decreased from 3.08% in the second quarter of 2017 to 2.82% in the second quarter of 2018.

Total noninterest expenses for the six month period ended June 30, 2018 increased to $30.6 million compared to $30.4 million for the same period in 2017, primarily as a result of an increase in salaries and employee benefits of $426 thousand. The increase in salaries is primarily due to incentive bonus payments and merit increases.  It is important to note that annualized noninterest expenses measured as a percentage of quarterly average assets decreased from 2.98% for the six month period ended June 30, 2017 to 2.80% for the same period 2018.

The efficiency ratio for the quarter ended June 30, 2018 improved to 57.31% compared to 60.79% for the same quarter in 2017.  The main factors leading to this improvement were the increase in net interest income and noninterest income and the stabilization level of noninterest expenses relative to average assets as explained in the preceding paragraphs.

Farmers’ return on average tangible equity (Non-GAAP) also improved to 16.24% and 15.99% for the three and six month periods ended June 30, 2018 compared to 12.77% and 13.10% for the same periods in 2017.

Return on average tangible equity is a non – U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the tangible equity for the three and six month periods ended June 30, 2018 and 2017, reconciliations are displayed in the table below.

Results of Operations The following is a comparison of selected financial ratios and other results at or for the three and six month periods ended June 30, 2018 and 2017:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In Thousands, except Per Share Data)	2018	2017	2018	2017
Total Assets	$2,237,939	$2,085,664	$2,237,939	$2,085,664
Net Income	$8,073	$5,710	$15,799	$11,493
Basic and Diluted Earnings Per Share	$0.29	$0.21	$0.57	$0.42
Return on Average Assets (Annualized)	1.47%	1.11%	1.46%	1.14%
Return on Average Equity (Annualized)	13.28%	10.25%	13.13%	10.52%
Efficiency Ratio (tax equivalent basis) (1)	57.31%	60.79%	57.64%	59.81%
Equity to Asset Ratio	11.06%	10.87%	11.06%	10.87%
Tangible Common Equity Ratio (2)	9.25%	8.93%	9.25%	8.93%
Dividends to Net Income	23.97%	23.70%	24.50%	23.55%
Net Loans to Assets	72.68%	71.61%	72.68%	71.61%
Loans to Deposits	99.32%	97.68%	99.32%	97.68%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of June 30, 2018 and 2017, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	June 30, 2018	December 31, 2017	June 30, 2017
Stockholders' Equity	$247,510	$242,074	$226,687
Less Goodwill and Other Intangibles	44,661	45,369	44,425
Tangible Common Equity	202,849	196,705	182,262
Average stockholders' equity	243,792	241,554	223,544
Less average goodwill and other intangibles	44,893	45,622	44,665
Average tangible common equity	$198,899	$195,932	$178,879

Reconciliation of Total Assets to Tangible Assets

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	June 30, 2018	December 31, 2017	June 30, 2017
Total Assets	$2,237,939	$2,159,069	$2,085,664
Less Goodwill and Other Intangibles	44,661	45,369	44,425
Tangible Assets	$2,193,278	$2,113,700	$2,041,239
Average assets	2,199,960	2,158,895	2,055,758
Less average goodwill and other intangibles	44,893	45,622	44,665
Average tangible assets	$2,155,067	$2,113,273	$2,011,093

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,606,993	$19,636	4.90%	$1,472,575	$17,572	4.79%
Taxable securities (4)	202,588	1,228	2.43	216,414	1,265	2.34
Tax-exempt securities (4) (6)	190,494	1,737	3.66	164,369	1,791	4.37
Equity securities (2)	11,214	154	5.51	10,216	123	4.83
Federal funds sold and other	33,541	167	2.00	33,053	82	1.00
TOTAL EARNING ASSETS	2,044,830	22,922	4.50	1,896,627	20,833	4.41
NONEARNING ASSETS
Cash and due from banks	33,554			36,449
Premises and equipment	21,887			23,194
Allowance for loan losses	(12,639)			(11,371)
Unrealized gains (losses) on securities	(9,309)			(1,226)
Other assets (3)	121,637			112,085
TOTAL ASSETS	$2,199,960			$2,055,758

INTEREST-BEARING LIABILITIES
Time deposits	$283,429	$957	1.35%	$234,952	$652	1.11%
Savings deposits	477,365	256	0.22	526,398	183	0.14
Demand deposits	469,609	510	0.44	399,413	281	0.28
Short term borrowings	298,802	1,140	1.53	271,313	501	0.74
Long term borrowings	6,674	49	2.94	9,705	52	2.15
TOTAL INTEREST-BEARING LIABILITIES	1,535,879	2,912	0.76	1,441,781	1,669	0.46

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	408,567			378,499
Other liabilities	11,722			11,934
Stockholders' equity	243,792			223,544
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,199,960			$2,055,758
Net interest income and interest rate spread		$20,010	3.74%		$19,164	3.95%
Net interest margin			3.93%			4.05%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $1.1 million and $941 thousand for 2018 and 2017, respectively, and is reduced by amortization of $688 thousand and $678 thousand for 2018 and 2017, respectively.

(6)

For 2018, adjustments of $91 thousand and $357 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2017, adjustments of $170 thousand and $621 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21% for 2018 and 35% for 2017, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,586,140	$38,145	4.85%	$1,454,599	$34,210	4.74%
Taxable securities (4)	204,455	2,461	2.43	214,076	2,383	2.24
Tax-exempt securities (4) (6)	188,041	3,417	3.66	158,674	3,430	4.36
Equity securities (2) (6)	11,051	300	5.47	10,071	238	4.77
Federal funds sold and other	34,308	312	1.83	33,637	145	0.87
TOTAL EARNING ASSETS	2,023,995	44,635	4.45	1,871,057	40,406	4.35
NONEARNING ASSETS
Cash and due from banks	33,608			31,904
Premises and equipment	22,044			23,238
Allowance for loan losses	(12,457)			(11,150)
Unrealized gains (losses) on securities	(6,761)			(2,766)
Other assets (3)	121,002			113,656
TOTAL ASSETS	$2,181,431			$2,025,939

INTEREST-BEARING LIABILITIES
Time deposits	$277,408	$1,770	1.29%	$235,036	$1,152	0.99%
Savings deposits	479,870	438	0.18	523,257	353	0.14
Demand deposits	460,503	926	0.41	392,049	525	0.27
Short term borrowings	290,617	2,021	1.40	260,469	828	0.64
Long term borrowings	6,768	93	2.77	10,991	130	2.39
TOTAL INTEREST-BEARING LIABILITIES	1,515,166	5,248	0.70	1,421,802	2,988	0.42

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	409,705			370,790
Other liabilities	13,878			13,039
Stockholders' equity	242,682			220,308
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,181,431			$2,025,939
Net interest income and interest rate spread		$39,387	3.75%		$37,418	3.93%
Net interest margin			3.92%			4.03%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $2.1 million and $1.9 million for 2018 and 2017, respectively, and is reduced by amortization of $1.4 million and $1.3 million for 2018 and 2017, respectively.
(6)

For 2018, adjustments of $173 thousand and $706 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2017, adjustments of $325 thousand and $1.2 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21% for 2018 and 35% for 2017, less disallowances.

Net Interest Income.  Net interest income for the three month period ended June 30, 2018 was $19.6 million compared to $18.4 million for the same period in 2017.  On a tax equivalent basis net interest income was $20.0 million for the second quarter of 2018 compared to $19.2 million for the same period in 2017.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 12 basis points to 3.93% for the three months ended June 30, 2018, compared to 4.05% for the same three month period in the prior year.  In comparing the quarters ended June 30, 2018 and 2017, yields on earning assets increased 9 basis points, while the cost of interest bearing liabilities increased 30 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates as the Federal Reserve Bank continues to raise the federal funds interest rate.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 5 basis points lower for the quarter ended June 30, 2018.

Net interest income for the six month period ended June 30, 2018 was $38.5 million compared to $35.9 million for the same period in 2017.  On a tax equivalent basis net interest income was $39.4 million for the six month period ended June 30, 2018 compared to $37.4 million for the same period in 2017.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 11 basis points to 3.92% for the six months ended June 30, 2018, compared to 4.03% for the same six month period in the prior year.  In comparing the six month period ended June 30, 2018 and 2017, yields on earning assets increased 10 basis points, while the cost of interest bearing liabilities increased 28 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates as the Federal Reserve Bank continues to raise the federal funds interest rate.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 4 basis points lower for the six month period ended June 30, 2018.

Noninterest Income.  Noninterest income increased 4.2% to $6.3 million for the quarter ended June 30, 2018 compared to $6.1 million in 2017.  Trust fees increased $217 thousand or 14.3% and retirement plan consulting fees increased $66 thousand or 16.5% in comparing the second quarter of 2018 to the same quarter in 2017.  The increase in income can be attributed to strong client development resulting in an increased client base and increased fees.  These increases were offset by a drop in sales of mortgage loans of $285 thousand or 32.0%.

Noninterest income for the six months ended June 30, 2018 was $12.3 million, compared to $11.9 million during the same period in 2017.  The increase was the result of many of the same factors affecting the quarterly numbers.  Trust fees increased $346 thousand for the six month period ended June 30, 2018 compared to the same period in 2017.  Debit card and EFT fees increased $187 thousand and investment commissions increased $96 thousand for the six month period ended June 30, 2018 compared to the same period in 2017. However, gains on sale of mortgage loans decreased $405 thousand from $1.5 million for the six month period ended June 30, 2017 to $1.1 million for the six month period ended June 30, 2018.

Noninterest Expense.  Noninterest expense totaled $15.5 million for the three month period ended June 30, 2018, which was $306 thousand or 1.9% less than the $15.8 million during the same quarter in 2017.  The decrease is primarily the result of decreases in merger related costs of $104 thousand and other operating expenses of $291 thousand when comparing the three month period ended June 30, 2018 to the same period in 2017.  Annualized noninterest expenses measured as a percentage of quarterly average assets decreased from 3.08% in the second quarter of 2017 to 2.82% in the second quarter of 2018.

Noninterest expense for the six months ended June 30, 2018 were $30.6 million, compared to $30.4 million for the same period in 2017, representing an increase of $177 thousand, or 0.58%.  The majority of the increase was the result of a $426 thousand increase in salaries and employee benefits and a $161 thousand increase in core processing charges.  These increases were offset by decreases of $141 thousand in merger related costs and $419 thousand in other operating expenses.

The Company’s tax equivalent efficiency ratio for the three month period ended June 30, 2018 was 57.3% compared to 60.8% for the same period in 2017.  The positive change in the efficiency ratio was the result of increased net interest income and the stabilization of non-interest expenses relative to average assets as explained in the prior paragraphs.

The tax equivalent efficiency ratio for the six month period ended June 30, 2018 was 57.6% compared to 59.8% for the six month period ended June 30, 2017.  Management has continued to focus on increasing the levels of noninterest income and reducing the level of noninterest expenses.

Income Taxes. Income tax expense totaled $1.6 million for the quarter ended June 30, 2018 and $2.0 million for the quarter ended June 30, 2017.  The effective tax rate for the three month period ended June 30, 2018 was 16.4% compared to the effective tax rate of 26.0% for the same period in 2017.  This can be attributed to the new corporate tax rate reduction that was part of the “Tax Cuts and Jobs Act.”  Management continues to seek out additional tax exempt earning assets, mainly in the form of municipal bond securities, to help reduce the level of income tax liability.

Income tax expense was $2.9 million for the first six months of 2018 and $4.0 million for the first six months of 2017.  The effective tax rate for the six month period ended June 30, 2018 was 15.7%, compared to 25.7% for the same period in 2017.

Other Comprehensive Income.  For the quarter ended June 30, 2018, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $205 thousand, compared to an unrealized gain of $3.9 million for the same period in 2017.  The negative change in the fair value of securities for the three month period ended June 30, 2018 was the main factor in the other comprehensive income decrease.

For the six months of 2018, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $7.2 million, compared to an unrealized gain of $4.1 million for the same period in 2017.  The decrease in fair value of securities for the six month period ended June 30, 2018 can be attributed to the market’s reaction to projected long term interest rates.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $19.0 million during the first six months of 2018 from $57.6 million to $76.6 million.  The increase in the cash balance is part of normal fluctuations on the Company’s $2.238 billion balance sheet.  The Company expects cash and cash equivalents to be reduced to December 31, 2017 levels over the next few months as cash is used for loan growth and security portfolio purchases.

Securities.  Securities available-for-sale decreased by $4.0 million since December 31, 2017.  The Company intends to maintain the securities portfolio’s current level, as a percentage of total assets, during the remaining months of 2018.

Loans.  Gross loans increased $61.8 million since December 31, 2017.  The increase in loans has occurred across each of the major loan categories but especially the commercial real estate, residential real estate and agricultural loan portfolios.  The Bank utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio.  The increase in loan balances along with a steady rate of return on the portfolio help the current quarter’s tax equated loan income to improve by $2.1 million compared to the same quarter in 2017.  The average tax equivalent interest rate on the loan portfolio was 4.85% for the six month period ended June 30, 2018 compared to 4.74% for the same period in 2017.   The current quarter’s tax equivalent interest rate is calculated using the new corporate tax rate of 21% compared to the prior year tax rate of 35%.  For the six months ended June 30, 2018 the average tax equivalent rate would have been 2 basis points higher or 4.87%, using the prior year rate of 35%.  On a fully tax equivalent basis, loans contributed $38.1 million of total interest income during the six month period ended June 30, 2018 compared to $34.2 million for the same period in 2017.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The unpaid principal balance of non-performing loans and non-performing assets was used in the calculation of amounts and ratios on the table below for quarters prior to the current quarter ended June 30, 2018.  Recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017
Nonperforming loans	$8,406	$7,893	$7,695	$6,900	$6,355
Nonperforming loans as a % of total loans	0.51%	0.49%	0.49%	0.44%	0.42%
Loans delinquent 30-89 days	$10,636	$6,973	$10,191	$8,680	$7,052
Loans delinquent 30-89 days as a % of total loans	0.65%	0.44%	0.65%	0.56%	0.47%
Allowance for loan losses	$12,764	$12,550	$12,315	$12,104	$11,746
Allowance for loan losses as a % of loans	0.78%	0.78%	0.78%	0.78%	0.78%
Allowance for loan losses as a % of non-acquired loans	0.94%	0.97%	0.97%	0.99%	1.00%
Allowance for loan losses as a % of nonperforming loans	151.84%	159.00%	160.04%	175.42%	184.83%
Annualized net charge-offs to average net loans outstanding	0.13%	0.14%	0.05%	0.16%	0.14%
Non-performing assets	$8,406	$7,952	$7,866	$7,119	$6,591
Non-performing assets as a % of total assets	0.38%	0.37%	0.36%	0.33%	0.32%
Net charge-offs for the quarter	$536	$540	$189	$592	$523

For the three months ended June 30, 2018, management recorded a $750 thousand provision for loan losses, compared to providing $950 thousand over the same three month period in the prior year.  Although a few select credit quality metrics showed a decline, an increased provision for the current period was not the result of the provision calculation.  The smaller provision for the current quarter was mainly a result of a higher loan loss quarter rolling off the previous 12 quarters loss history.  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.  For the six month periods ended June 30, 2018 and 2017 the provision recorded was $1.5 million and $2.0 million, respectively.  The smaller provision for the six month period ended June 30, 2018 was mainly the result of similar reasons as the quarter. Loan growth over the first six months of 2018 was 7.9% on an annualized basis.  The allowance for loan losses as a percentage of the total loan portfolio was 0.78% at June 30, 2018 and 2017.  The loan portfolios acquired at fair market value from previous acquisitions were recorded at fair market value and without an associated allowance for loan loss.  When the acquired loans are excluded, the ratio of allowance for loan losses to total non-acquired loans is 0.94% at June 30, 2018 compared to 1.00% at June 30, 2017.  Early stage delinquencies, which are loans 30 – 89 days delinquent, as a percentage of total loans increased from 0.47% at June 30, 2017 to 0.65% at June 30, 2018 and non-performing loans as a percentage of total loans increased from 0.42% at June 30, 2017 to 0.51% at June 30, 2018.  The allowance for loan losses to non-performing loans decreased from 184.83% at June 30, 2017 to 151.84% at June 30, 2018.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at June 30, 2018 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $45.6 million from December 31, 2017 to June 30, 2018, for a balance of $1.65 billion.  The increase in deposits is the result of the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin during the first six months of 2018.  Both non-interest bearing demand deposits and interest bearing deposits increased between December 31, 2017 and June 30, 2018.  Non-interest bearing deposits increased by $8.6 million or 2.1% and interest bearing accounts increased $37.0 million or 3.1% during the first six months of 2018.  Money market index accounts decreased as customers moved funds to certificates of deposit during the period.  At December 31, 2017 the balance in money market index accounts was $250.2 million and at June 30, 2018 it was $234.5 million, a decrease of 6.3%.  The Company’s strategy is to grow deposit balances.  While there is growing pressure in the deposit market for increasing deposit rates, management understands the need to protect the net interest margin but also remain competitive within the market to help supply the needs of the growing loan portfolio.  At June 30, 2018, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 95.7% of total deposits.

Borrowings.  Total borrowing balances increased 8.8% from $296.6 million at December 31, 2017 to $322.6 million at June 30, 2018.  During the six month period ended June 30, 2018 the Company added $25 million in net short-term FHLB advances.  The increase in borrowings is to help fund loan portfolio growth and to maintain the security portfolio’s current balance as a percentage of total assets.

Capital Resources.  Total stockholders’ equity increased $5.4 million, or 2.2%, during the six month period ended June 30, 2018.  The increase is due to the net income addition to retained earnings less the amount of dividends paid.  Shareholders received $0.07 per share in cash dividends in each of the first two quarters of 2018.  The increased quarterly dividend to $0.07 is a 16.7% increase over the $0.06 paid in the last quarter of 2017.  Book value per share increased from $8.79 per share at December 31, 2017 to $8.99 per share at June 30, 2018.  The Company’s tangible book value per share also increased, from $7.14 per share at December 31, 2017 to $7.36 per share at June 30, 2018.  The increases in book value and tangible book value per share were also the result of increases to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in from January 1, 2015 through January 1, 2019.  The Company must hold a capital conservation buffer of 1.875% above adequately capitalized risk-based capital ratios during 2018.  At June 30, 2018 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 12.1%, total risk-based capital ratio stood at 13.0%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 12.2% and 9.8%, respectively, at June 30, 2018.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2018.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At June 30, 2018, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.2 million.  The outstanding balance at June 30, 2018 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of June 30, 2018, the Bank had outstanding balances with the FHLB of $244 million with additional borrowing capacity of approximately $302.4 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first six months of 2018, net cash used by investing activities amounted to $70.2 million, compared to $90.1 million used in the same period in 2017.  Loan originations were robust and used $62.9 million during the first six months of 2018 compared to the $78.8 million used during the same period in 2017.  The cash used in investing activities during this period can be attributed to the strong lending activity in most of the loan types.  Proceeds from the sale of securities available for sale were $2.6 million for the quarter ended June 30, 2018 compared to $54.5 million during the first six months of 2017.  Conversely, purchases of securities available for sale amounted to $30.0 million used during the first six months of 2018 compared to $87.2 million used during the same period in 2017.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $67.7 million for the period ended June 30, 2018, compared to $99.0 million provided in financing activities for the same period in 2017.  There were large swings in two line items during the six month period ended June 30, 2018 compared to the same period last year: changes in short term borrowings provided $26.4 million in the six month period ended June 30, 2018, compared to $90.7 million provided during the six month period ended June 30, 2017, and there was also $16.2 million received from deposits during the six month period ended June 30, 2017 compared to providing $45.6 million during the six month period ended June 30, 2018.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $376.2 million at June 30, 2018 and $339.4 at December 31, 2017.  Additionally, the Company has committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At June 30, 2018 the Company had invested $5.9 million in these funds.

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

Changes In Interest Rate (basis points)	June 30, 2018 Result	December 31, 2017 Result	ALCO Guidelines
Net Interest Income Change
+300	-4.1%	-1.9%	15%
+200	-2.5%	-1.0%	10%
+100	-1.1%	-0.5%	5%
-100	-1.4%	-3.3%	5%
Net Present Value Of Equity Change
+300	2.1%	-7.5%	20%
+200	2.7%	-3.7%	15%
+100	2.8%	0.3%	10%
-100	-10.8%	-7.2%	10%

It should be noted that the change in the net present value of equity slightly exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%). This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the slight policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at June 30, 2018.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, although the Company establishes accruals where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure with respect to adverse claims in legal matters could change in the event of the discovery of additional facts in such matters or upon determinations by judges, juries, administrative agencies or other finders of fact that are inconsistent with the Company’s evaluation of claims.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions.  There were no shares purchased during the three month period ended June 30, 2018.  There are 245,866 shares that may still be repurchased under this program.

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

3.2

Amendment to Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2018).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 8, 2018

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 8, 2018

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer