Form 10-Q
period 2018-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2018-11-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock, No Par Value	27,777,161 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$19,652	$17,785
Federal funds sold and other	55,983	39,829
TOTAL CASH AND CASH EQUIVALENTS	75,635	57,614
Securities available for sale	389,996	392,937
Equity securities	6,892	5,579
Loans held for sale	1,428	272
Loans	1,691,532	1,577,381
Less allowance for loan losses	13,377	12,315
NET LOANS	1,678,155	1,565,066
Premises and equipment, net	21,482	22,286
Goodwill	38,201	38,201
Other intangibles	6,104	7,168
Bank owned life insurance	34,537	33,877
Other assets	40,248	36,069
TOTAL ASSETS	$2,292,678	$2,159,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$426,689	$412,346
Interest-bearing	1,332,022	1,192,373
TOTAL DEPOSITS	1,758,711	1,604,719
Short-term borrowings	264,059	289,565
Long-term borrowings	6,214	6,994
Other liabilities	14,905	15,717
TOTAL LIABILITIES	2,043,889	1,916,995
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares in 2018 and 35,000,000 in 2017; issued 28,179,598 in 2018 and 2017	185,840	186,903
Retained earnings	77,165	59,208
Accumulated other comprehensive income (loss)	(10,671)	596
Treasury stock, at cost; 402,437 shares in 2018 and 635,550 in 2017	(3,545)	(4,633)
TOTAL STOCKHOLDERS' EQUITY	248,789	242,074
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,292,678	$2,159,069

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
INTEREST AND DIVIDEND INCOME
Loans, including fees	$20,531	$17,786	$58,503	$51,671
Taxable securities	1,226	1,271	3,687	3,654
Tax exempt securities	1,461	1,232	4,172	3,473
Dividends	167	136	467	374
Federal funds sold and other interest income	178	126	490	271
TOTAL INTEREST AND DIVIDEND INCOME	23,563	20,551	67,319	59,443
INTEREST EXPENSE
Deposits	2,242	1,182	5,376	3,213
Short-term borrowings	1,353	644	3,374	1,472
Long-term borrowings	49	50	142	179
TOTAL INTEREST EXPENSE	3,644	1,876	8,892	4,864
NET INTEREST INCOME	19,919	18,675	58,427	54,579
Provision for loan losses	950	950	2,475	2,950
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,969	17,725	55,952	51,629
NONINTEREST INCOME
Service charges on deposit accounts	1,151	1,077	3,139	3,017
Bank owned life insurance income	219	193	660	585
Trust fees	1,827	1,608	5,374	4,809
Insurance agency commissions	567	531	1,979	1,877
Security gains (losses), including fair value changes for equity securities	(34)	0	11	(1)
Retirement plan consulting fees	470	480	1,314	1,392
Investment commissions	273	184	844	659
Net gains on sale of loans	804	758	1,897	2,256
Debit card and EFT fees	814	770	2,490	2,259
Other operating income	387	457	1,086	1,147
TOTAL NONINTEREST INCOME	6,478	6,058	18,794	18,000
NONINTEREST EXPENSES
Salaries and employee benefits	8,966	8,922	26,532	26,062
Occupancy and equipment	1,597	1,546	4,912	4,764
State and local taxes	475	436	1,413	1,277
Professional fees	687	726	2,122	2,248
Merger related costs	0	270	25	436
Advertising	489	405	1,143	966
FDIC insurance	218	235	665	704
Intangible amortization	354	379	1,063	1,108
Core processing charges	778	702	2,311	2,074
Telephone and data	298	249	773	732
Other operating expenses	2,318	1,921	5,775	5,797
TOTAL NONINTEREST EXPENSES	16,180	15,791	46,734	46,168
INCOME BEFORE INCOME TAXES	9,267	7,992	28,012	23,461
INCOME TAXES	1,183	2,009	4,129	5,985
NET INCOME	$8,084	$5,983	$23,883	$17,476
EARNINGS PER SHARE - basic	$0.29	$0.22	$0.86	$0.64
EARNINGS PER SHARE - fully diluted	$0.29	$0.22	$0.85	$0.64

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
NET INCOME	$8,084	$5,983	$23,883	$17,476
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	(4,929)	(679)	(14,057)	5,642
Reclassification adjustment for losses realized in income	27	0	24	1
Net unrealized holding gains (losses)	(4,902)	(679)	(14,033)	5,643
Income tax effect	1,030	239	2,935	(1,976)
Other comprehensive income (loss), net of tax	(3,872)	(440)	(11,098)	3,667
TOTAL COMPREHENSIVE INCOME	$4,212	$5,543	$12,785	$21,143

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(In Thousands of Dollars)
(Unaudited)	For the Nine Months Ended Sept. 30, 2018
COMMON STOCK
Beginning balance	$186,903
Issued 233,113 net shares under the Long Term Incentive Plan	(2,238)
Stock compensation expense for unvested shares	1,175
Ending balance	185,840

RETAINED EARNINGS
Beginning balance	59,208
Cumulative effect adjustment upon adoption of ASU 2016-01	169
Beginning balance adjusted	59,377
Net income	23,883
Dividends declared at $0.22 per share	(6,095)
Ending balance	77,165

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	596
Cumulative effect adjustment upon adoption of ASU 2016-01	(169)
Beginning balance adjusted	427
Other comprehensive loss	(11,098)
Ending balance	(10,671)

TREASURY STOCK, AT COST
Beginning balance	(4,633)
Issued 304,978 shares under the Long Term Incentive Plan	2,238
Retained 71,865 shares to cover tax withholdings under the Long Term Incentive Plan	(1,150)
Ending balance	(3,545)
TOTAL STOCKHOLDERS' EQUITY	$248,789

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Nine Months Ended
(Unaudited)	Sept 30, 2018	Sept 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,883	$17,476
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,475	2,950
Depreciation and amortization	2,241	2,343
Net amortization of securities	2,258	1,398
Security (gains) losses	(11)	1
Loss on land and building sales, net	0	53
Stock compensation expense	1,175	1,368
(Gain) on sale of other real estate owned	(16)	(24)
Earnings on bank owned life insurance	(660)	(585)
Origination of loans held for sale	(51,261)	(46,518)
Proceeds from loans held for sale	51,851	48,328
Net gains on sale of loans	(1,897)	(2,256)
Net change in other assets and liabilities	(2,084)	(3,304)
NET CASH FROM OPERATING ACTIVITIES	27,954	21,230
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	28,993	32,722
Proceeds from sales of securities available for sale	7,065	54,493
Purchases of securities available for sale	(49,370)	(100,251)
Purchase of equity securities	(1,326)	-
Purchase of restricted stock	(1,156)	(790)
Loan originations and payments, net	(115,586)	(106,311)
Proceeds from sale of other real estate owned	209	567
Purchase of bank owned life insurance	0	(3,000)
Additions to premises and equipment	(336)	(567)
Net cash received in business combinations	0	16,519
NET CASH FROM INVESTING ACTIVITIES	(131,507)	(106,618)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	153,992	50,239
Net change in short-term borrowings	(25,506)	87,628
Repayment of long-term borrowings	(817)	(5,891)
Cash dividends paid	(6,095)	(4,360)
NET CASH FROM FINANCING ACTIVITIES	121,574	127,616
NET CHANGE IN CASH AND CASH EQUIVALENTS	18,021	42,228
Beginning cash and cash equivalents	57,614	41,778
Ending cash and cash equivalents	$75,635	$84,006
Supplemental cash flow information:
Interest paid	$8,627	$4,675
Income taxes paid	$5,600	$6,200
Supplemental noncash disclosures:
Transfer of loans to other real estate	$22	$207
Security purchases not settled	$1,118	$4,902
Issuance of stock awards	$1,088	$138
Issuance of stock for business combinations	$0	$6,443

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

Equity:

The Company, with the approval of shareholders at the April 2018 annual meeting, increased the authorized shares available for issuance from 35,000,000 to 50,000,000 shares.  Outstanding shares at September 30, 2018 were 27,777,161.

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

New Accounting Standards:

During April of 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  Under current U.S. GAAP, a premium is typically amortized to the maturity date when a callable debt security is purchased at a premium, even if the holder is certain the call will be exercised.  As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings.  The new standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument.  The standard takes effect for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  The Company early adopted this ASU effective January 1, 2018 and there was no material impact on its Consolidated Financial Statements.

In June 2016, FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to perform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company continues to accumulate historical credit information, has established an internal committee and is in the set-up stage of the installation process of new software in preparation of parallel testing in early 2019.  Adoption of ASU 2016-13 will happen on January 1, 2020.  Management has not determined the full impact the new standard will have on the Consolidated Financial Statements.

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases.  The main objective of ASU 2016-02 is to provide users with useful, transparent, and complete information about leasing transactions.  ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements.  ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company expects the adoption of this ASU could require capitalization of certain leases in the amount of $2.9 million on the balance sheet as an asset and a related liability of equal amount with no material income statement effect.  Therefore the Company does not expect the adoption of this ASU to have a material impact to its Consolidated Financial Statements.

In January 2016, FASB issued ASU 2016-01: Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The Company adopted ASU 2016-01 on January 1, 2018 and recorded a cumulative effect adjustment of $169 thousand increase to retained earnings and a decrease to accumulated other comprehensive income.  The change in fair value for equity securities which is now recorded in net income rather than comprehensive income was not material for the three and nine months ended September 30, 2018.

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606).  The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance is effective for the Company’s year ending December 31, 2018 and was adopted as of January 1, 2018.  Interest income is outside of the scope of the new standard and was not impacted by the adoption of the standard.  An evaluation of the Company’s noninterest income streams resulted in no change in revenue recognition since adoption.  Refer to the Revenue from Contracts with Customers footnote for further discussion on the Company’s accounting for revenue sources within the scope of Accounting Standards Codification (“ASC”) 606.

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

Business Combinations:

On August 15, 2017, the Company completed the acquisition of Monitor, the holding company for Monitor Bank.  The transaction involved both cash and 465,787 shares of stock totaling $7.5 million.  Pursuant to the terms of the merger agreement, common shareholders of Monitor were entitled to elect to receive consideration in cash or in common shares, without par value, of the Company, subject to an overall limitation of 85% of the Monitor common shares being exchanged for the Company’s common shares and 15% exchanged for cash.  The per share cash consideration of $769.38 is equal to Monitor’s March 31 tangible book value multiplied by 1.25.  Based on the volume weighted average closing price of the Company’s common shares for the 20 trading days ended August 11, 2017 of $14.04, the final stock exchange ratio was 54.80, resulting in an implied value per Monitor common share of $769.38.

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

On June 1, 2016, the Bank completed the acquisition of Bowers, and merged all activity of Bowers with Insurance, the Bank’s wholly-owned insurance agency subsidiary.  Bowers is engaged in selling insurance including commercial, farm, home, and auto property/casualty insurance and will help to meet the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets, with an estimated fair value at the acquisition date of $880 thousand.  The first of three contingent payments of cash and stock were made, during July 2017, totaling $316 thousand, which reduce the earnout payable to $564 thousand.  Subsequent to the first payment, management conducted a valuation of the contingent consideration and found it necessary to reduce the future payment liability associated with the remaining two payments down to $200 thousand at year end 2017.  The $364 thousand was recorded as a reduction to acquisition related costs in the Consolidated Statements of Income as of December 31, 2017.  The Company conducts this valuation work annually.  The earnout calculation for the second of three contingent payments was completed during June of 2018 and determined that no payment was earned or due.  The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing insurance services currently being offered.

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

	For Three Months Ended Sept. 30,	For Nine Months Ended Sept. 30,
(In thousands of dollars except per share results)	2017	2017
Net interest income	$18,841	$55,408
Net income	$6,016	$17,641
Basic and diluted earnings per share	$0.22	$0.64

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2018
U.S. Treasury and U.S. government sponsored entities	$6,561	$0	$(178)	$6,383
State and political subdivisions	205,352	707	(4,784)	201,275
Corporate bonds	1,207	0	(24)	1,183
Mortgage-backed securities - residential	154,726	19	(7,318)	147,427
Collateralized mortgage obligations - residential	22,498	0	(1,197)	21,301
Small Business Administration	13,145	0	(718)	12,427
Totals	$403,489	$726	$(14,219)	$389,996

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2017
U.S. Treasury and U.S. government sponsored entities	$8,986	$0	$(69)	$8,917
State and political subdivisions	188,032	3,614	(643)	191,003
Corporate bonds	1,238	4	(8)	1,234
Mortgage-backed securities - residential	161,635	419	(1,604)	160,450
Collateralized mortgage obligations - residential	17,898	0	(777)	17,121
Small Business Administration	14,608	0	(396)	14,212
Totals	$392,397	$4,037	$(3,497)	$392,937

Proceeds from the sale of portfolio securities were $4.5 million and $7.1 million during the three and nine month periods ended September 30, 2018, respectively.  Gross gains of $1 and $7 thousand along with gross losses of $28 and $31 thousand were realized on these sales during the three and nine month periods ended September 30, 2018.  $7 thousand of unrealized losses during the three month period and $35 thousand of unrealized gains during the nine month period were recognized in the income statement for equity securities as a result of adoption of ASU 2016-01.  Proceeds from the sale of portfolio securities were $0 during the three month and $54.5 million during the nine month periods ended September 30, 2017.  Gross gains were $0 and $730 thousand along with gross losses of $0 and $731 thousand during the same three and nine month periods ended September 30, 2017.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2018
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$10,619	$10,621
One to five years	41,968	41,478
Five to ten years	140,200	137,491
Beyond ten years	20,333	19,251
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	190,369	181,155
Total	$403,489	$389,996

The following table summarizes the available-for-sale investment securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2018
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$1,574	$(18)	$4,809	$(160)	$6,383	$(178)
State and political subdivisions	99,196	(2,979)	30,670	(1,805)	129,866	(4,784)
Corporate bonds	614	(8)	568	(16)	1,182	(24)
Mortgage-backed securities - residential	74,571	(2,625)	72,043	(4,693)	146,614	(7,318)
Collateralized mortgage obligations - residential	4,915	(103)	14,385	(1,094)	19,300	(1,197)
Small Business Administration	4	0	12,412	(718)	12,416	(718)
Total	$180,874	$(5,733)	$134,887	$(8,486)	$315,761	$(14,219)

	Less than 12 Months		12 Months or Longer		Total
(In Thousands of Dollars)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2017
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$3,970	$(34)	$1,912	$(35)	$5,882	$(69)
State and political subdivisions	33,188	(220)	25,721	(423)	58,909	(643)
Corporate bonds	397	(3)	383	(5)	780	(8)
Mortgage-backed securities - residential	40,072	(400)	53,760	(1,204)	93,832	(1,604)
Collateralized mortgage obligations - residential	1,701	(22)	15,420	(755)	17,121	(777)
Small Business Administration	0	0	14,182	(396)	14,182	(396)
Total	$79,328	$(679)	$111,378	$(2,818)	$190,706	$(3,497)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Investment securities are generally evaluated for OTTI under FASB ASC 320, Investments – Debt and Equity Securities.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, or U.S. government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment, and is based on the information available to management at a point in time.

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

As of September 30, 2018, the Company’s security portfolio consisted of 582 securities, 386 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2018	December 31, 2017
Originated loans:
Commercial real estate
Owner occupied	$153,088	$140,321
Non-owner occupied	240,871	199,080
Farmland	94,987	70,534
Other	91,962	89,025
Commercial
Commercial and industrial	213,552	193,347
Agricultural	33,946	32,587
Residential real estate
1-4 family residential	303,337	272,421
Home equity lines of credit	78,082	71,507
Consumer
Indirect	168,643	155,950
Direct	30,628	28,519
Other	10,874	8,876
Total originated loans	$1,419,970	$1,262,167
Acquired loans:
Commercial real estate
Owner occupied	$47,438	$53,031
Non-owner occupied	18,190	20,286
Farmland	42,257	47,754
Other	10,723	11,964
Commercial
Commercial and industrial	19,636	27,094
Agricultural	10,848	12,206
Residential real estate
1-4 family residential	83,268	96,759
Home equity lines of credit	25,165	28,755
Consumer
Direct	10,523	14,378
Other	157	128
Total acquired loans	$268,205	$312,355
Net Deferred loan costs	3,357	2,859
Allowance for loan losses	(13,377)	(12,315)
Net loans	$1,678,155	$1,565,066

Purchased credit impaired loans

As part of past acquisitions the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	September 30, 2018	December 31, 2017
Commercial real estate
Owner occupied	$0	$670
Non-owner occupied	309	387
Commercial
Commercial and industrial	928	1,072
Total outstanding balance	$1,237	$2,129
Carrying amount, net of allowance of $0 in 2018 and 2017	$898	$1,733

Accretable yield, or income expected to be collected, is shown in the table below:

	Three Months Ended		Nine Months Ended
(In Thousands of Dollars)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance	$132	$209	$170	$247
New loans purchased	0	0	0	0
Accretion of income	(19)	(19)	(57)	(57)
Ending balance	$113	$190	$113	$190

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three and nine month periods ended September 30, 2018.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,339	$1,937	$2,651	$3,050	$787	$12,764
Provision for loan losses	380	96	177	309	(12)	950
Loans charged off	0	(32)	(48)	(464)	0	(544)
Recoveries	21	6	40	140	0	207
Total ending allowance balance	$4,740	$2,007	$2,820	$3,035	$775	$13,377

Nine Months Ended September 30, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315
Provision for loan losses	426	182	345	1,422	100	2,475
Loans charged off	0	(194)	(172)	(1,737)	0	(2,103)
Recoveries	54	8	126	502	0	690
Total ending allowance balance	$4,740	$2,007	$2,820	$3,035	$775	$13,377

Three Months Ended September 30, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,954	$1,936	$2,310	$2,927	$619	$11,746
Provision for loan losses	264	87	36	552	11	950
Loans charged off	0	(10)	(74)	(725)	0	(809)
Recoveries	1	2	61	153	0	217
Total ending allowance balance	$4,219	$2,015	$2,333	$2,907	$630	$12,104

Nine Months Ended September 30, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852
Provision for loan losses	706	302	150	1,592	200	2,950
Loans charged off	(207)	(225)	(116)	(1,929)	0	(2,477)
Recoveries	143	64	94	478	0	779
Total ending allowance balance	$4,219	$2,015	$2,333	$2,907	$630	$12,104

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of September 30, 2018 and December 31, 2017.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

September 30, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6	$4	$308	$0	$0	$318
Collectively evaluated for impairment	4,676	1,987	2,469	3,031	775	12,938
Acquired loans collectively evaluated for impairment	58	16	43	4	0	121
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$4,740	$2,007	$2,820	$3,035	$775	$13,377

Loans:
Loans individually evaluated for impairment	$804	$147	$5,539	$64	$0	$6,554
Loans collectively evaluated for impairment	579,225	247,094	375,708	215,774	0	1,417,801
Acquired loans	117,907	29,791	107,903	10,678	0	266,279
Acquired with deteriorated credit quality	236	662	0	0	0	898
Total ending loans balance	$698,172	$277,694	$489,150	$226,516	$0	$1,691,532

December 31, 2017

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$4	$158	$0	$0	$162
Collectively evaluated for impairment	4,214	1,993	2,322	2,844	675	12,048
Acquired loans collectively evaluated for impairment	46	14	41	4	0	105
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315

Loans:
Loans individually evaluated for impairment	$658	$260	$4,559	$59	$0	$5,536
Loans collectively evaluated for impairment	497,168	225,312	339,143	198,370	0	1,259,993
Acquired loans	131,926	38,503	125,182	14,507	0	310,118
Acquired with deteriorated credit quality	948	786	0	0	0	1,734
Total ending loans balance	$630,700	$264,861	$468,884	$212,936	$0	$1,577,381

The following tables present information related to impaired loans by class of loans as of September 30, 2018 and December 31, 2017:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2018
With no related allowance recorded:
Commercial real estate
Owner occupied	$532	$507	$0
Non-owner occupied	41	40	0
Commercial
Commercial and industrial	108	74	0
Residential real estate
1-4 family residential	3,608	2,943	0
Home equity lines of credit	345	294	0
Consumer	163	64	0
Subtotal	4,797	3,922	0

With an allowance recorded:
Commercial real estate
Farmland	258	257	6
Commercial
Commercial and industrial	73	73	4
Residential real estate
1-4 family residential	2,145	2,125	227
Home equity lines of credit	190	177	81
Subtotal	2,666	2,632	318
Total	$7,463	$6,554	$318

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2017
With no related allowance recorded:
Commercial real estate
Owner occupied	$659	$658	$0
Commercial
Commercial and industrial	214	192	0
Residential real estate
1-4 family residential	2,923	2,697	0
Home equity lines of credit	341	319	0
Consumer	145	59	0
Subtotal	4,282	3,925	0

With an allowance recorded:
Commercial
Commercial and industrial	68	68	4
Residential real estate
1-4 family residential	1,409	1,387	84
Home equity lines of credit	159	156	74
Subtotal	1,636	1,611	162
Total	$5,918	$5,536	$162

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and nine month periods ended September 30, 2018 and 2017:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended September 30,		For Three Months Ended September 30,
(In Thousands of Dollars)	2018	2017	2018	2017
With no related allowance recorded:
Commercial real estate
Owner occupied	$512	$680	$8	$2
Non-owner occupied	40	16	1	1
Commercial
Commercial and industrial	155	181	1	1
Residential real estate
1-4 family residential	2,941	2,208	40	32
Home equity lines of credit	294	326	4	4
Consumer	68	91	2	2
Subtotal	4,010	3,502	56	42

With an allowance recorded:
Commercial real estate
Owner occupied	0	159	0	2
Non-owner occupied	0	362	0	0
Farmland	257	0	0	0
Commercial
Commercial and industrial	78	70	1	1
Residential real estate
1-4 family residential	2,132	785	19	10
Home equity lines of credit	170	97	2	1
Consumer	11	9	0	0
Subtotal	2,648	1,482	22	14
Total	$6,658	$4,984	$78	$56

	Average Recorded Investment		Interest Income Recognized
	For Nine Months Ended September 30,		For Nine Months Ended September 30,
(In Thousands of Dollars)	2018	2017	2018	2017
With no related allowance recorded:
Commercial real estate
Owner occupied	$487	$794	$23	$7
Non-owner occupied	22	87	1	2
Farmland	0	16	0	0
Commercial
Commercial and industrial	411	182	3	3
Agricultural	0	14	0	0
Residential real estate
1-4 family residential	2,751	2,279	131	104
Home equity lines of credit	307	293	12	11
Consumer	69	90	8	8
Subtotal	4,047	3,755	178	135

With an allowance recorded:
Commercial real estate
Owner occupied	0	164	0	6
Non-owner occupied	0	854	0	28
Farmland	171	84	0	0
Commercial
Commercial and industrial	71	72	3	3
Agricultural	0	66	0	0
Residential real estate
1-4 family residential	1,837	784	38	27
Home equity lines of credit	161	88	5	3
Consumer	4	3	0	0
Subtotal	2,244	2,115	46	67
Total	$6,291	$5,870	$224	$202

Cash basis interest recognized during the three and nine month periods ended September 30, 2018 and 2017 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$353	$0	$501	$0
Farmland	33	0	45	0
Commercial
Commercial and industrial	178	0	249	0
Agricultural	177	0	2	0
Residential real estate
1-4 family residential	3,256	633	2,653	393
Home equity lines of credit	610	183	602	8
Consumer
Indirect	344	228	457	361
Direct	51	119	63	153
Other	0	3	0	14
Total originated loans	$5,002	$1,166	$4,572	$929
Acquired loans:
Commercial real estate
Non-owner occupied	$88	$0	$216	$0
Farmland	257	0	0	0
Commercial
Commercial and industrial	762	42	943	19
Agricultural	297	10	9	0
Residential real estate
1-4 family residential	882	220	613	69
Home equity lines of credit	176	123	170	0
Consumer
Direct	147	50	140	15
Total acquired loans	$2,609	$445	$2,091	$103
Total loans	$7,611	$1,611	$6,663	$1,032

The following tables present the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2018
Originated loans:
Commercial real estate
Owner occupied	$58	$0	$353	$411	$152,303	$152,714
Non-owner occupied	0	0	0	0	240,304	240,304
Farmland	419	0	33	452	94,430	94,882
Other	0	0	0	0	91,673	91,673
Commercial
Commercial and industrial	237	98	178	513	212,653	213,166
Agricultural	112	0	177	289	33,757	34,046
Residential real estate
1-4 family residential	1,385	730	3,889	6,004	296,610	302,614
Home equity lines of credit	83	9	793	885	77,220	78,105
Consumer
Indirect	1,888	818	572	3,278	170,836	174,114
Direct	802	330	170	1,302	29,546	30,848
Other	16	26	3	45	10,829	10,874
Total originated loans:	$5,000	$2,011	$6,168	$13,179	$1,410,161	$1,423,340
Acquired loans:
Commercial real estate
Owner occupied	$512	$0	$0	$512	$46,988	$47,500
Non-owner occupied	60	0	88	148	17,973	18,121
Farmland	527	75	257	859	41,397	42,256
Other	0	0	0	0	10,722	10,722
Commercial
Commercial and industrial	246	57	804	1,107	18,527	19,634
Agricultural	20	6	307	333	10,515	10,848
Residential real estate
1-4 family residential	1,289	100	1,102	2,491	80,775	83,266
Home equity lines of credit	168	14	299	481	24,684	25,165
Consumer
Direct	303	237	197	737	9,786	10,523
Other	1	0	0	1	156	157
Total acquired loans	$3,126	$489	$3,054	$6,669	$261,523	$268,192
Total loans	$8,126	$2,500	$9,222	$19,848	$1,671,684	$1,691,532

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2017
Originated loans:
Commercial real estate
Owner occupied	$4	$340	$501	$845	$139,081	$139,926
Non-owner occupied	0	0	0	0	198,588	198,588
Farmland	0	0	45	45	70,398	70,443
Other	0	0	0	0	88,703	88,703
Commercial
Commercial and industrial	292	3	249	544	192,335	192,879
Agricultural	74	0	2	76	32,605	32,681
Residential real estate
1-4 family residential	2,044	403	3,046	5,493	266,338	271,831
Home equity lines of credit	155	18	610	783	70,754	71,537
Consumer
Indirect	2,429	829	818	4,076	156,772	160,848
Direct	632	250	216	1,098	27,608	28,706
Other	115	11	14	140	8,736	8,876
Total originated loans	$5,745	$1,854	$5,501	$13,100	$1,251,918	$1,265,018
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$0	$0	$53,051	$53,051
Non-owner occupied	0	0	216	216	20,042	20,258
Farmland	454	0	0	454	47,301	47,755
Other	0	0	0	0	11,976	11,976
Commercial
Commercial and industrial	327	96	962	1,385	25,709	27,094
Agricultural	87	0	9	96	12,111	12,207
Residential real estate
1-4 family residential	858	77	682	1,617	95,144	96,761
Home equity lines of credit	161	0	170	331	28,424	28,755
Consumer
Direct	380	151	155	686	13,692	14,378
Other	0	1	0	1	127	128
Total acquired loans	$2,267	$325	$2,194	$4,786	$307,577	$312,363
Total loans	$8,012	$2,179	$7,695	$17,886	$1,559,495	$1,577,381

Troubled Debt Restructurings:

Total troubled debt restructurings were $5.6 million and $5.0 million at September 30, 2018 and December 31, 2017, respectively.  The Company has allocated $87 thousand and $68 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at September 30, 2018 and December 31, 2017, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at September 30, 2018 and at December 31, 2017.

During the three and nine month periods ended September 30, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a reduction of the contractual monthly payment; a deferral of principal and interest; or a legal concession.  During the three month period ended September 30, 2018, the terms of such loans included an extension of the maturity date of 84 months.  During the same three month period in 2017, the terms of such loans included a reduction of the stated interest rate of the loan of 0.99% and an extension of the maturity date of 120 months.  During the nine month period ended September 30, 2018, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 1.75% and 2.50% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 5 to 84 months.  During the same nine month period in 2017, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 0.49% and 1.89 % and an extension of the maturity date in the range of 6 to 132 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2018 and 2017:

		Pre-Modification	Post-Modification
Three Months Ended September 30, 2018	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$19	$19
Residential real estate
1-4 family residential	2	87	87
Home equity lines of credit	2	34	34
Consumer
Indirect	3	8	8
Other	2	19	19
Total originated loans	10	$167	$167
Acquired loans:
Residential real estate
1-4 family residential	1	53	53
Consumer
Other	1	3	3
Total acquired loans	2	$56	$56
Total loans	12	$223	$223

		Pre-Modification	Post-Modification
Nine Months Ended September 30, 2018	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial real estate
Owner occupied	1	$360	$360
Commercial	1	19	19
Residential real estate
1-4 family residential	6	341	341
Home equity lines of credit	4	48	48
Consumer
Indirect	17	97	97
Other	2	19	19
Total originated loans	31	$884	$884
Acquired loans:
Commercial real estate
Non-owner occupied	1	42	42
Farmland	1	258	258
Commercial
Commercial and industrial	2	31	31
Residential real estate
1-4 family residential	6	242	242
Consumer
Other	1	3	3
Total acquired loans	11	$576	$576
Total loans	42	$1,460	$1,460

		Pre-Modification	Post-Modification
Three Months Ended September 30, 2017	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	3	$235	$235
Home equity lines of credit	1	61	61
Consumer
Indirect	8	51	51
Total originated loans	12	$347	$347
Acquired loans:
Consumer
Other	1	26	26
Total loans	13	$373	$373

		Pre-Modification	Post-Modification
Nine Months Ended September 30, 2017	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	10	$535	$538
Home equity lines of credit	9	225	225
Consumer
Indirect	22	131	131
Total originated loans	41	$891	$894
Acquired loans:
Residential real estate
1-4 family residential	2	24	24
Home equity lines of credit	1	57	57
Consumer
Indirect	2	55	55
Total acquired loans	5	$136	$136
Total loans	46	$1,027	$1,030

There were $27 thousand and $66 thousand in charge offs and a $27 thousand and $66 thousand increase to the provision for loan losses during the three and nine month periods ended September 30, 2018, as a result of outstanding troubled debt restructurings.  There were $30 thousand and $60 thousand in charge offs during the three and nine month periods ended September 30, 2017, respectively. There was a $30 thousand and a $60 thousand increase to the provision during the three and nine month period ended September 30, 2017, as a result of troubled debt restructurings.

There was one commercial loan and three residential real estate loans for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and nine month period ended September 30, 2018.  The one commercial loan was past due at September 30, 2018.  There was no provision recorded as a result of the defaults during 2018.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were no loans for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and nine month periods ended September 30, 2017.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
September 30, 2018
Originated loans:
Commercial real estate
Owner occupied	$150,728	$971	$1,015	$152,714
Non-owner occupied	239,817	377	110	240,304
Farmland	94,808	0	74	94,882
Other	91,417	0	256	91,673
Commercial
Commercial and industrial	206,823	3,464	2,879	213,166
Agricultural	33,361	13	672	34,046
Total originated loans	$816,954	$4,825	$5,006	$826,785
Acquired loans:
Commercial real estate
Owner occupied	$46,279	$443	$778	$47,500
Non-owner occupied	17,832	60	229	18,121
Farmland	38,041	449	3,766	42,256
Other	10,060	0	662	10,722
Commercial
Commercial and industrial	17,910	195	1,529	19,634
Agricultural	9,905	346	597	10,848
Total acquired loans	$140,027	$1,493	$7,561	$149,081
Total loans	$956,981	$6,318	$12,567	$975,866

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2017
Originated loans:
Commercial real estate
Owner occupied	$137,913	$442	$1,571	$139,926
Non-owner occupied	198,043	419	126	198,588
Farmland	70,354	44	45	70,443
Other	88,421	36	246	88,703
Commercial
Commercial and industrial	184,444	5,326	3,109	192,879
Agricultural	32,291	192	198	32,681
Total originated loans	$711,466	$6,459	$5,295	$723,220
Acquired loans:
Commercial real estate
Owner occupied	$51,133	$466	$1,452	$53,051
Non-owner occupied	19,823	63	372	20,258
Farmland	43,694	3,304	757	47,755
Other	11,299	567	110	11,976
Commercial
Commercial and industrial	25,286	2	1,806	27,094
Agricultural	11,200	554	453	12,207
Total acquired loans	$162,435	$4,956	$4,950	$172,341
Total loans	$873,901	$11,415	$10,245	$895,561

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at September 30, 2018, there were no other real estate owned properties and $940 thousand of properties in foreclosure.  Other real estate owned and foreclosure properties were $171 thousand and $336 thousand at December 31, 2017.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2018 and December 31, 2017.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2018
Originated loans:
Performing	$298,725	$77,312	$173,542	$30,678	$10,871
Nonperforming	3,889	793	572	170	3
Total originated loans	$302,614	$78,105	$174,114	$30,848	$10,874
Acquired loans:
Performing	$82,164	$24,866	$0	$10,326	$157
Nonperforming	1,102	299	0	197	0
Total acquired loans	83,266	25,165	0	10,523	157
Total loans	$385,880	$103,270	$174,114	$41,371	$11,031

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2017
Originated loans:
Performing	$268,785	$70,927	$160,030	$28,490	$8,862
Nonperforming	3,046	610	818	216	14
Total originated loans	$271,831	$71,537	$160,848	$28,706	$8,876
Acquired loans:
Performing	$96,079	$28,585	$0	$14,223	$128
Nonperforming	682	170	0	155	0
Total acquired loans	96,761	28,755	0	14,378	128
Total loans	$368,592	$100,292	$160,848	$43,084	$9,004

Revenue from Contracts with Customers

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and nine months ended September 30, 2018 and 2017.  Items outside the scope of ASC 606 are noted as such.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Three Months Ended September 30, 2018
Service charges on deposit accounts	$0	$1,151	$0	$1,151
Debit card and EFT fees	0	814	0	814
Trust fees	1,827	0	0	1,827
Insurance agency commissions	0	567	0	567
Retirement plan consulting fees	0	0	470	470
Investment commissions	0	273	0	273
Other	0	1,376	0	1,376
Total noninterest income	$1,827	$4,181	$470	$6,478

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Three Months Ended September 30, 2017
Service charges on deposit accounts	$0	$1,077	$0	$1,077
Debit card and EFT fees	0	770	0	770
Trust fees	1,608	0	0	1,608
Insurance agency commissions	0	531	0	531
Retirement plan consulting fees	0	0	480	480
Investment commissions	0	184	0	184
Other	0	1,408	0	1,408
Total noninterest income	$1,608	$3,970	$480	$6,058

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Nine Months Ended September 30, 2018
Service charges on deposit accounts	$0	$3,139	$0	$3,139
Debit card and EFT fees	0	2,490	0	2,490
Trust fees	5,374	0	0	5,374
Insurance agency commissions	0	1,979	0	1,979
Retirement plan consulting fees	0	0	1,314	1,314
Investment commissions	0	844	0	844
Other	0	3,654	0	3,654
Total noninterest income	$5,374	$12,106	$1,314	$18,794

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Nine Months Ended September 30, 2017
Service charges on deposit accounts	$0	$3,017	$0	$3,017
Debit card and EFT fees	0	2,259	0	2,259
Trust fees	4,809	0	0	4,809
Insurance agency commissions	0	1,877	0	1,877
Retirement plan consulting fees	0	0	1,392	1,392
Investment commissions	0	659	0	659
Other	0	3,987	0	3,987
Total noninterest income	$4,809	$11,799	$1,392	$18,000

A description of the Company’s revenue streams under ASC 606 follows:

Service charges on deposit accounts – The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Management reviewed the deposit account agreements, and determined that the agreements can be terminated at any time by either the Bank or the account holder.  Transaction fees, such as balance transfers, wires and overdraft charges are settled the day the performance obligation is satisfied.  The Bank’s monthly service charges and maintenance fees are for services provided to the customer on a monthly basis are considered a series of services that have the same pattern of transfer each month.  The review of service charges assessed on deposit accounts, included the amount of variable consideration that is a part of the monthly charges.  It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards.  Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

Debit Card Interchange Fees – Customers and the Bank have an account agreement and maintain deposit balances with the Bank.  Customers use a bank issued debit card to purchase goods and services, and the Bank earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction.  The Bank records the amount due when it receives the settlement from the payment network.  Payments from the payment network are received and recorded into income on a daily basis.  There are no contingent debit card interchange fees recorded by the Company that could be subject to a clawback in future periods.  Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

Trust fees – Services provided to Trust customers are a series of distinct services that have the same pattern of transfer each month.  Fees for trust accounts are billed and drafted from trust accounts monthly.  The Company records these fees on the income statement on a monthly basis.  Fees are assessed based on the total investable assets of the customer’s trust account.  A signed contract between the Company and the customer is maintained for all customer trust accounts with payment terms identified.  It is probable that the fees will be collectible as funds being managed are accessible by the asset manager.  Past history of trust fee income recorded by the Company indicates that it is highly unlikely that a significant reversal could occur.  There are no contingent incentive fees recorded by the Company that could be subject to a clawback in future periods.  Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

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

Other potential situations surrounding the recognition of Insurance revenue include the estimating potential refunds due to the likely cancellation of a percentage of customers cancelling their policies and recording revenue at the time of policy renewals.  Management concluded that since Insurance agency commissions represent only 2.3% of the Company’s total revenue, adjusting the current practice of recording insurance revenue for these situations would not have a material impact on the reporting of total revenue. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

Retirement Plan Consulting Fees – The fees earned from retirement plan consulting is generated by National Associates, Inc.  Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 1.5% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.  Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company.  The sales are conducted through a third-party broker-dealer.  When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to Cetera.  Investment commissions represent only 1.0% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

Other – Income items included in “Other” are Bank owned life insurance income, security gains, net gains on the sale of loans and other operating income.  Any amounts within the scope of ASC 606 are deemed immaterial.

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

Summary information about these interest-rate swaps at periods ended September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Notional amounts (In thousands)	$36,838	$38,481
Weighted average pay rate on interest-rate swaps	4.51%	4.46%
Weighted average receive rate on interest-rate swaps	4.49%	3.81%
Weighted average maturity (years)	4.5	3.2
Fair value of interest-rate swaps	$(1,167)	$(653)
Fair value of loan yield maintenance provisions	$1,167	$653

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month and nine month periods ended September 30, 2018 and 2017 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2018	2017	2018	2017
Basic EPS
Net income (In thousands)	$8,084	$5,983	$23,883	$17,476
Weighted average shares outstanding	27,695,105	27,654,020	27,638,721	27,436,931
Basic earnings per share	$0.29	$0.22	$0.86	$0.64

Diluted EPS
Net income (In thousands)	$8,084	$5,983	$23,883	$17,476
Weighted average shares outstanding for basic earnings per share	27,695,105	27,654,020	27,638,721	27,436,931
Dilutive effect of restricted stock awards	306,863	43,890	305,410	55,454
Weighted average shares for diluted earnings per share	28,001,968	27,697,910	27,944,131	27,492,385
Diluted earnings per share	$0.29	$0.22	$0.85	$0.64

There were no restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2018 and 2017.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of the Company’s executives with those of the Company’s shareholders.  There were 22,729 service time based shares and 62,919 performance based shares granted under the 2017 Plan during the nine month period ended September 30, 2018, as shown in the table below.  The actual number of performance based stock awards issued will depend on certain performance conditions which are mainly average return on equity compared to a group of peer companies over a three year vesting period.

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “2012 Plan”).  The 2012 Plan permitted the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were no additional shares granted under the Plan during the nine month period ended September 30, 2018.  Any new restricted stock awards will be issued under the 2017 Plan described above.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $441 thousand and $1.2 million for the three and nine month periods ended September 30, 2018, respectively.  During the prior periods, the expense recognized was $791 thousand and $1.4 million for the three and nine month periods ended September 30, 2017, respectively.  As of September 30, 2018, there was $1.8 million of total unrecognized compensation expense related to the nonvested shares granted under the Plans.  The remaining cost is expected to be recognized over 2.40 years.

The following is the activity under the Plans during the nine month period ended September 30, 2018.

	Nine Months Ended September 30, 2018
	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	323,331	$9.20	266,515	$9.43
Granted	22,729	14.68	62,919	14.31
Vested	(241,105)	7.99	(63,873)	7.76
Forfeited	0	0.00	(61,733)	7.76
Ending balance - non-vested shares	104,955	$13.16	203,828	$11.96

The 304,978 shares that vested during the nine month period ended September 30, 2018 had a weighted average fair value of $15.28 per share.

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three and nine month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(4,929)	$1,036	$(3,893)
Reclassification adjustment for (gains) losses included in net income (1)	27	(6)	21
Net other comprehensive income (loss)	$(4,902)	$1,030	$(3,872)

	Three Months Ended September 30, 2017
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(679)	$239	$(440)
Reclassification adjustment for losses included in net income (1)	0	0	0
Net other comprehensive income (loss)	$(679)	$239	$(440)

	Nine Months Ended September 30, 2018
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(14,057)	$2,940	$(11,117)
Reclassification adjustment for (gains) losses included in net income (1)	24	(5)	19
Net other comprehensive income (loss)	$(14,033)	$2,935	$(11,098)

	Nine Months Ended September 30, 2017
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$5,642	$(1,975)	$3,667
Reclassification adjustment for (gains) losses included in net income (1)	1	(1)	0
Net other comprehensive income (loss)	$5,643	$(1,976)	$3,667

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and will continue through January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of September 30, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Federal Deposit Insurance Corporation and other federal banking regulators revised the risk-based capital requirements applicable to financial holding companies and insured depository institutions, including the Company and the Bank, to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”).

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At September 30, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at September 30, 2018 and December 31, 2017:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Common equity tier 1 capital ratio
Consolidated	$216,942	12.13%	$80,479	4.5%	N/A	N/A
Bank	201,312	11.29%	80,215	4.5%	$115,866	6.5%
Total risk based capital ratio
Consolidated	232,565	13.00%	143,073	8.0%	N/A	N/A
Bank	214,689	12.04%	142,604	8.0%	178,255	10.0%
Tier I risk based capital ratio
Consolidated	219,188	12.26%	107,305	6.0%	N/A	N/A
Bank	201,312	11.29%	106,953	6.0%	142,604	8.0%
Tier I leverage ratio
Consolidated	219,188	9.87%	88,800	4.0%	N/A	N/A
Bank	201,312	9.13%	88,234	4.0%	110,293	5.0%

December 31, 2017
Common equity tier 1 capital ratio
Consolidated	$199,201	11.86%	$75,573	4.5%	N/A	N/A
Bank	192,080	11.45%	75,462	4.5%	$109,001	6.5%
Total risk based capital ratio
Consolidated	213,725	12.73%	134,352	8.0%	N/A	N/A
Bank	204,395	12.19%	134,155	8.0%	167,694	10.0%
Tier I risk based capital ratio
Consolidated	201,410	11.99%	100,764	6.0%	N/A	N/A
Bank	192,080	11.45%	100,616	6.0%	134,155	8.0%
Tier I leverage ratio
Consolidated	201,410	9.50%	84,800	4.0%	N/A	N/A
Bank	192,080	9.12%	84,253	4.0%	105,316	5.0%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  ASU 2016-01, which was adopted by the Company as of January 1, 2018, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended September 30, 2018 the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2018 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$6,383	$0	$6,383	$0
State and political subdivisions	201,275	0	201,275	0
Corporate bonds	1,183	0	1,183	0
Mortgage-backed securities-residential	147,427	0	147,421	6
Collateralized mortgage obligations	21,301	0	21,301	0
Small Business Administration	12,427	0	12,427	0
Equity securities	427	427	0	0
Other investments measured at net asset value	6,465	n/a	n/a	n/a
Total investment securities	$396,888	$427	$389,990	$6
Loan yield maintenance provisions	$1,167	$0	$1,167	$0
Financial Liabilities
Interest rate swaps	$1,167	$0	$1,167	$0

	Fair Value Measurements at December 31, 2017 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$8,917	$0	$8,917	$0
State and political subdivisions	191,003	0	191,003	0
Corporate bonds	1,234	0	1,234	0
Mortgage-backed securities-residential	160,450	0	160,442	8
Collateralized mortgage obligations	17,121	0	17,121	0
Small Business Administration	14,212	0	14,212	0
Equity securities	394	394	0	0
Other investments measured at net asset value	5,185	n/a	n/a	n/a
Total investment securities	$398,516	$394	$392,929	$8
Loan yield maintenance provisions	$653	$0	$653	$0
Financial Liabilities
Interest rate swaps	$653	$0	$653	$0

There were no significant transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2018 and 2017.  For additional information related to yield maintenance provisions and interest rate swaps see Interest – Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended September 30,		Nine Months ended September 30,
(In Thousands of Dollars)	2018	2017	2018	2017
Beginning Balance	$7	$10	$8	$12
Transfers from level 2	0	0	0	0
Repayments, calls and maturities	(1)	(1)	(2)	(3)
Ending Balance	$6	$9	$6	$9

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2018 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Farmland	$251	$0	$0	$251
Commercial
Commercial and industrial	10	0	0	10
1–4 family residential	1,346	0	0	1,346
Consumer	15	0	0	15

	Fair Value Measurements at December 31, 2017 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
1–4 family residential	$740	$0	$0	$740
Consumer	2	0	0	2

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1.9 million with a valuation allowance of $267 thousand at September 30, 2018, resulting in $94 thousand and $222 thousand in additional provision for loan losses for the three and nine months period ending September 30, 2018.  At December 31, 2017, impaired loans had a principal balance of $851 thousand, with a valuation allowance of $109 thousand.  Loans measured at fair value at September 30, 2017 resulted in an additional provision for loan losses of $16 thousand and $173 thousand for the three and nine month period ending September 30, 2017.  Excluded from the fair value of impaired loans, at September 30, 2018 and December 31, 2017, discussed above are $707 thousand and $763 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended September 30, 2018 and December 31, 2017:

September 30, 2018	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$251	Sales Comparison	Adjustment for differences between comparable sales	(22.70%) - 16.16% 9.39%
Commercial	10	Sales Comparison	Adjustment for differences between comparable sales	(18.61%) - 28.25% (7.66%)
Residential	1,346	Sales comparison	Adjustment for differences between comparable sales	(15.76%) - 27.92% 3.03%
Consumer	15	Sales comparison	Adjustment for differences between comparable sales	(12.04%) - 12.04% 0.00%

December 31, 2017	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Residential	$740	Sales comparison	Adjustment for differences between comparable sales	(15.67%) - 27.92% 0.53%
Consumer	2	Sales comparison	Adjustment for differences between comparable sales	(21.98%) - 21.98% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at September 30, 2018 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$75,635	$19,652	$55,983	$0	$75,635
Restricted stock	11,647	n/a	n/a	n/a	n/a
Loans held for sale	1,428	0	1,471	0	1,471
Loans, net	1,678,155	0	0	1,630,224	1,630,224
Accrued interest receivable	7,377	0	2,321	5,056	7,377
Financial liabilities
Deposits	1,758,711	1,451,980	299,623	0	1,751,603
Short-term borrowings	264,059	0	264,059	0	264,059
Long-term borrowings	6,214	0	5,968	0	5,968
Accrued interest payable	898	69	829	0	898

		Fair Value Measurements at December 31, 2017 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,614	$17,785	$39,829	$0	$57,614
Restricted stock	10,491	n/a	n/a	n/a	n/a
Loans held for sale	272	0	283	0	283
Loans, net	1,565,066	0	0	1,569,381	1,569,381
Accrued interest receivable	6,669	0	2,255	4,414	6,669
Financial liabilities
Deposits	1,604,719	1,340,814	259,346	0	1,600,160
Short-term borrowings	289,565	0	289,565	0	289,565
Long-term borrowings	6,994	0	6,690	0	6,690
Accrued interest payable	633	46	587	0	633

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
September 30, 2018
Goodwill and other intangibles	$4,256	$38,364	$2,507	$(822)	$44,305
Total assets	$11,034	$2,273,904	$3,079	$4,661	$2,292,678

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2017
Goodwill and other intangibles	$4,426	$39,120	$2,645	$(822)	$45,369
Total assets	$11,261	$2,140,508	$3,365	$3,935	$2,159,069

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2018
Net interest income	$39	$19,906	$0	$(26)	$19,919
Provision for loan losses	0	950	0	0	950
Service fees, security gains and other noninterest income	1,862	4,235	470	(89)	6,478
Noninterest expense	1,208	13,611	344	276	15,439
Amortization and depreciation expense	62	617	49	13	741
Income before taxes	631	8,963	77	(404)	9,267
Income taxes	132	1,136	16	(101)	1,183
Net income	$499	$7,827	$61	$(303)	$8,084

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2018
Net interest income	$104	$58,390	$0	$(67)	$58,427
Provision for loan losses	0	2,475	0	0	2,475
Service fees, security gains and other noninterest income	5,484	12,210	1,314	(214)	18,794
Noninterest expense	3,640	39,047	1,045	761	44,493
Amortization and depreciation expense	187	1,866	150	38	2,241
Income before taxes	1,761	27,212	119	(1,080)	28,012
Income taxes	370	4,080	25	(346)	4,129
Net income	$1,391	$23,132	$94	$(734)	$23,883

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2017
Net interest income	$29	$18,667	$0	$(21)	$18,675
Provision for loan losses	0	950	0	0	950
Service fees, security gains and other noninterest income	1,638	3,974	480	(34)	6,058
Noninterest expense	1,154	13,110	343	319	14,926
Amortization and depreciation expense	69	718	65	13	865
Income before taxes	444	7,863	72	(387)	7,992
Income taxes	156	2,031	25	(203)	2,009
Net income	$288	$5,832	$47	$(184)	$5,983

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2017
Net interest income	$81	$54,562	$0	$(64)	$54,579
Provision for loan losses	0	2,950	0	0	2,950
Service fees, security gains and other noninterest income	4,895	11,895	1,392	(182)	18,000
Noninterest expense	3,619	38,304	1,082	531	43,536
Amortization and depreciation expense	208	2,196	191	37	2,632
Income before taxes	1,149	23,007	119	(814)	23,461
Income taxes	402	6,068	42	(527)	5,985
Net income	$747	$16,939	$77	$(287)	$17,476

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of Monitor in August 2017, Bowers in June 2016 and other past acquisitions totaled $38.2 million at September 30, 2018 and December 31, 2017.  The Monitor acquisition is more fully described in the Business Acquisitions footnote.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2018		December 31, 2017
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(5,341)	$7,210	$(4,919)
Non-compete contracts	430	(379)	430	(376)
Trade name	520	(216)	520	(175)
Core deposit intangible	6,254	(2,374)	6,254	(1,776)
Total	$14,414	$(8,310)	$14,414	$(7,246)

Aggregate amortization expense was $354 thousand and $1.1 million for the three and nine month periods ended September 30, 2018.  Amortization expense was $379 thousand and $1.1 million for the three and nine months ended September 30, 2017.

Estimated amortization expense for each of the next five periods and thereafter:

2018 (Three months)	$353
2019	1,306
2020	1,203
2021	1,142
2022	1,025
Thereafter	1,075
TOTAL	$6,104

Short-term borrowings:

There were $255 million in short-term Federal Home Loan Bank Advances at September 30, 2018 with a weighted average interest rate of 2.27%.  Short-term Federal Home Loan Bank Advances were $215 million at December 31, 2017.  The Company had $8.7 million and $74.2 million in securities sold under repurchase agreements for the periods ended September 30, 2018 and December 31, 2017, respectively.  In addition, the Company had no Federal funds purchased and has a $350 thousand balance on business lines of credit with one lending institution at September 30, 2018 and December 31, 2017.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	September 30, 2018	December 31, 2017
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$574	$5,051
State and political subdivisions	2,934	21,731
Mortgage-backed securities - residential	5,102	46,133
Collateralized mortgage obligations - residential	534	5,011
Total repurchase agreements	$9,144	$77,926

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

Overview

Net income for the three months ended September 30, 2018 was $8.1 million, or $0.29 per diluted share, which compares to $6.0 million, or $0.22 per diluted share, for the three months ended September 30, 2017.  Annualized return on average assets and return on average equity were 1.42% and 12.80%, respectively, for the three month period ending September 30, 2018, compared to 1.12% and 10.15% for the same period in 2017.

Net income for the nine months ended September 30, 2018 was $23.9 million, or $0.85 per diluted share, compared to $17.5 million, or $0.64 per diluted share, for the same nine month period in 2017.  Annualized return on average assets and return on average equity were 1.45% and 13.00%, respectively, for the nine month period ending September 30, 2018, compared to 1.14% and 10.41% for the same period in 2017.

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law.  H.R.1, among other things, reduced the corporate income tax rate to 21% effective January 1, 2018.  As a result of the passage of the new tax law, the Company’s effective tax rate decreased from 25.1% for the quarter ended September 30, 2017 to 12.8% for the quarter ended September 30, 2018.  In addition to the new lower corporate tax rate, the large decrease in the effective tax rate for the three months ended September 30, 2018 is partly due to tax benefits being recorded as a result of issuance of vested stock award grants.

Total loans were $1.69 billion at September 30, 2018 compared to $1.58 billion at December 31, 2017, representing an annualized growth rate of 9.6%.  The increase in loans is a result of the Company’s focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  The increase in loans has occurred across each of the major loan categories but mainly the commercial real estate, residential real estate and agricultural loan categories.  Loans comprise 78.8% of the Bank's third quarter average earning assets at September 30, 2018, an improvement compared to 77.6% for the same period in 2017.  This improvement along with the interest rate environment has resulted in a 14.9% increase in tax equated loan interest income from the third quarter of 2018 compared to the same quarter in 2017.

Non-performing assets to total assets remain at a low level, currently at 0.40%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $10.6 million, or 0.63% of total loans, at September 30, 2018.  Net charge-offs for the current quarter were $337 thousand, compared to $592 thousand in the same quarter in 2017 and net charge-offs as a percentage of average net loans outstanding is only 0.08% for the quarter ended September 30, 2018, compared to 0.16% in the same quarter in 2017.  Lending to the energy sector is insignificant and less than 1% of the loan portfolio.

The net interest margin for the three months ended September 30, 2018 was 3.86%, a 10 basis point decrease from the quarter ended September 30, 2017.  In comparing the third quarter of 2018 to the same period in 2017, asset yields increased 21 basis points, while the cost of interest-bearing liabilities increased 41 basis points.  Most of this increase was the result of higher rates paid on short-term borrowings and time deposits, consistent with increases in the federal funds sold rate.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in recent mergers, which increased the net interest margin by 4 and 3 basis points for the quarters ended September 30, 2018 and 2017, respectively.

The net interest margin for the nine months ended September 30, 2018 was 3.90%, an 11 basis point decrease from the nine month period ended September 30, 2017.  Asset yields increased 13 basis points, while the cost of interest-bearing liabilities increased 33 basis points.  The reasons for the increases are similar to those for the third quarter discussed above.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in recent mergers, which increased the net interest margin by 5 and 4 basis points for the nine months ended September 30, 2018 and 2017, respectively.

The Company made progress in its effort to increase noninterest income, which increased 6.9% to $6.5 million for the quarter ended September 30, 2018 compared to $6.1 million in the same quarter of 2017.  For the nine month period, noninterest income increased 4.4% to $18.8 million during the first nine months of 2018 compared to $18.0 million for the same period of 2017.

The Company has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the third quarter of 2018 increased to $16.2 million compared to $15.8 million in the same quarter in 2017 and for the nine month period ended September 30, 2018 noninterest expenses increased to $46.7 million compared to $46.2 million for the same period in 2017.

The efficiency ratio for the quarter ended September 30, 2018 improved to 58.7% compared to 59.9% for the same quarter in 2017.  The main factors leading to this improvement were the increase in net interest income and noninterest income and the stabilization level of noninterest expenses relative to average assets as explained in the preceding paragraphs.

The Company’s return on average tangible equity (Non-GAAP) also improved to 15.70% and 15.86% for the three and nine month periods ended September 30, 2018 compared to 12.69% and 12.98% for the same periods in 2017.

Return on average tangible equity is a non-U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the tangible equity for the three and nine month periods ended September 30, 2018 and 2017, reconciliations are displayed in the table below.

Results of Operations The following is a comparison of selected financial ratios and other results at or for the three and nine month periods ended September 30, 2018 and 2017:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In Thousands, except Per Share Data)	2018	2017	2018	2017
Total assets	$2,292,678	$2,162,025	$2,292,678	$2,162,025
Net income	$8,084	$5,983	$23,883	$17,476
Diluted earnings per share	$0.29	$0.22	$0.85	$0.64
Return on average assets (annualized)	1.42%	1.12%	1.45%	1.14%
Return on average equity (annualized)	12.80%	10.15%	13.00%	10.41%
Efficiency ratio (tax equivalent basis) (1)	58.70%	59.93%	58.00%	59.85%
Equity to asset ratio	10.85%	11.00%	10.85%	11.00%
Tangible common equity ratio (2)	9.09%	9.08%	9.09%	9.08%
Dividends to net income	27.49%	27.63%	25.51%	24.94%
Net loans to assets	73.20%	71.20%	73.20%	71.20%
Loans to deposits	96.18%	96.39%	96.18%	96.39%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of September 30, 2018 and 2017, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	September 30, 2018	December 31, 2017	September 30, 2017
Stockholders' equity	$248,789	$242,074	$237,883
Less goodwill and other intangibles	44,305	45,369	45,755
Tangible common equity	204,484	196,705	192,128
Average stockholders' equity	250,503	241,554	233,843
Less average goodwill and other intangibles	44,541	45,622	45,263
Average tangible common equity	$205,962	$195,932	$188,580

Reconciliation of Total Assets to Tangible Assets

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	September 30, 2018	December 31, 2017	September 30, 2017
Total assets	$2,292,678	$2,159,069	$2,162,025
Less goodwill and other intangibles	44,305	45,369	45,755
Tangible assets	$2,248,373	$2,113,700	$2,116,270
Average assets	2,255,049	2,158,895	2,118,170
Less average goodwill and other intangibles	44,541	45,622	45,263
Average tangible assets	$2,210,508	$2,113,273	$2,072,907

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,650,128	$20,623	4.96%	$1,517,589	$17,952	4.69%
Taxable securities (4)	200,765	1,226	2.42	215,490	1,271	2.34
Tax-exempt securities (4) (6)	198,683	1,842	3.68	173,113	1,887	4.32
Equity securities (2)	11,594	167	5.71	10,474	136	5.15
Federal funds sold and other	33,936	178	2.08	38,815	126	1.29
TOTAL EARNING ASSETS	2,095,106	24,036	4.55	1,955,481	21,372	4.34
NONEARNING ASSETS
Cash and due from banks	37,437			33,765
Premises and equipment	21,622			22,843
Allowance for loan losses	(13,005)			(11,788)
Unrealized gains (losses) on securities	(8,760)			1,831
Other assets (3)	122,649			116,038
TOTAL ASSETS	$2,255,049			$2,118,170

INTEREST-BEARING LIABILITIES
Time deposits	$293,719	$1,091	1.47%	$242,654	$680	1.11%
Savings deposits	463,859	293	0.25	525,919	189	0.14
Demand deposits	523,433	858	0.65	406,123	313	0.31
Short term borrowings	278,884	1,353	1.92	280,490	644	0.91
Long term borrowings	6,344	49	3.06	9,333	50	2.13
TOTAL INTEREST-BEARING LIABILITIES	1,566,239	3,644	0.92	1,464,519	1,876	0.51

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	424,936			405,959
Other liabilities	13,371			13,849
Stockholders' equity	250,503			233,843
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,255,049			$2,118,170
Net interest income and interest rate spread		$20,392	3.63%		$19,496	3.83%
Net interest margin			3.86%			3.96%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $1.0 million and $926 thousand for 2018 and 2017, respectively, and is reduced by amortization of $698 thousand and $691 thousand for 2018 and 2017, respectively.

(6)

For 2018, adjustments of $92 thousand and $381 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2017, adjustments of $166 thousand and $655 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21% for 2018 and 35% for 2017, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,607,753	$58,768	4.89%	$1,475,807	$52,162	4.73%
Taxable securities (4)	203,213	3,687	2.43	214,552	3,654	2.28
Tax-exempt securities (4) (6)	191,627	5,259	3.67	163,539	5,317	4.35
Equity securities (2) (6)	11,234	467	5.56	10,207	374	4.90
Federal funds sold and other	35,499	490	1.85	35,148	271	1.03
TOTAL EARNING ASSETS	2,049,326	68,671	4.48	1,899,253	61,778	4.35
NONEARNING ASSETS
Cash and due from banks	33,723			32,805
Premises and equipment	21,901			23,104
Allowance for loan losses	(12,642)			(11,365)
Unrealized gains (losses) on securities	(7,434)			(1,216)
Other assets (3)	121,505			114,219
TOTAL ASSETS	$2,206,379			$2,056,800

INTEREST-BEARING LIABILITIES
Time deposits	$283,018	$2,861	1.35%	$237,695	$1,833	1.03%
Savings deposits	474,474	731	0.21	524,154	542	0.14
Demand deposits	481,709	1,784	0.50	396,791	838	0.28
Short term borrowings	286,689	3,374	1.57	267,217	1,472	0.74
Long term borrowings	6,626	142	2.87	10,432	179	2.29
TOTAL INTEREST-BEARING LIABILITIES	1,532,516	8,892	0.78	1,436,289	4,864	0.45

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	414,450			382,963
Other liabilities	13,722			13,052
Stockholders' equity	245,691			224,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,206,379			$2,056,800
Net interest income and interest rate spread		$59,779	3.70%		$56,914	3.90%
Net interest margin			3.90%			4.01%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $3.1 million and $2.8 million for 2018 and 2017, respectively, and is reduced by amortization of $2.1 million and $2.0 million for 2018 and 2017, respectively.
(6)

For 2018, adjustments of $265 thousand and $1.1 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2017, adjustments of $491 thousand and $1.8 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21% for 2018 and 35% for 2017, less disallowances.

Net Interest Income.  Net interest income for the three month period ended September 30, 2018 was $19.9 million compared to $18.7 million for the same period in 2017.  On a tax equivalent basis net interest income was $20.4 million for the third quarter of 2018 compared to $19.5 million for the same period in 2017.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 10 basis points to 3.86% for the three months ended September 30, 2018, compared to 3.96% for the same three month period in the prior year.  In comparing the quarters ended September 30, 2018 and 2017, yields on earning assets increased 21 basis points, while the cost of interest bearing liabilities increased 41 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates as the Federal Reserve Bank continues to raise the federal funds interest rate.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 4 basis points lower for the quarter ended September 30, 2018.

Net interest income for the nine month period ended September 30, 2018 was $58.4 million compared to $54.6 million for the same period in 2017.  On a tax equivalent basis net interest income was $59.8 million for the nine month period ended September 30, 2018 compared to $57.0 million for the same period in 2017.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 11 basis points to 3.90% for the nine months ended September 30, 2018, compared to 4.01% for the same nine month period in the prior year.  In comparing the nine month period ended September 30, 2018 and 2017, yields on earning assets increased 13 basis points, while the cost of interest bearing liabilities increased 33 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates as the Federal Reserve Bank continues to raise the federal funds interest rate.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 5 basis points lower for the nine month period ended September 30, 2018.

Noninterest Income.  Noninterest income increased 6.9% to $6.5 million for the quarter ended September 30, 2018 compared to $6.1 million in 2017.  Trust fees increased $219 thousand or 13.6% in comparing the third quarter of 2018 to the same quarter in 2017.  In the third quarter of 2018 investment commissions increased $89 thousand or 48.4%, service charges increased $74 thousand or 6.9% and net gains on sale of loans increased $46 thousand or 6.1% from the third quarter in 2017.  These increases were offset by a drop in other operating income of $70 thousand or 15.3%.

Noninterest income increased 4.4% to $18.8 million for the nine month period ended September 30, 2018 compared to $18.0 million for the same period of 2017.  Trust fees increased $565 thousand or 11.6% in comparing the nine months ended September 30, 2018 to the same period in 2017, debit card and EFT fees increased $231 thousand or 10.2% and investment commissions increased $185 thousand or 28.1%.  These increases were offset by a drop in the gains on the sale of mortgage loans of $359 thousand or 15.9%.

Noninterest Expense.  Total noninterest expenses for the third quarter of 2018 increased to $16.2 million compared to $15.8 million in the same quarter in 2017, primarily as a result of an increase in other operating expenses of $397 thousand which included $150 thousand in captive insurance losses and core processing charges of $76 thousand, offset by a drop in merger related costs of $270 thousand.  It is important to note that annualized noninterest expenses measured as a percentage of quarterly average assets decreased from 2.96% in the third quarter of 2017 to 2.85% in the third quarter of 2018.

Total noninterest expenses for the nine month period ended September 30, 2018 increased to $46.7 million compared to $46.2 million for the same period in 2017, primarily as a result of an increase in salaries and employee benefits of $470 thousand and an increase in core processing charges of $237 thousand.  These increases were partially offset by a drop in merger related costs of $411 thousand.  It is important to note that annualized noninterest expenses measured as a percentage of average assets decreased from 3.00% for the nine month period ended September 30, 2017 to 2.83% for the same period 2018.

The Company’s tax equivalent efficiency ratio for the three month period ended September 30, 2018 was 58.7% compared to 59.9% for the same period in 2017.  The positive change in the efficiency ratio was the result of increased net interest income and the stabilization of non-interest expenses relative to average assets as explained in the prior paragraphs.

The tax equivalent efficiency ratio for the nine month period ended September 30, 2018 was 58.0% compared to 59.9% for the nine month period ended September 30, 2017.  Management has continued to focus on increasing the levels of noninterest income and reducing the level of noninterest expenses.

Income Taxes. Income tax expense totaled $1.2 million for the quarter ended September 30, 2018 and $2.0 million for the quarter ended September 30, 2017.  The effective tax rate for the three month period ended September 30, 2018 was 12.8% compared to the effective tax rate of 25.1% for the same period in 2017.  The large decrease in the effective tax rate for the three months ended September 30, 2018 compared to the same period in 2017 is due to the reduced corporate tax rate that was part of the “Tax Cuts and Jobs Act” and excess tax benefits associated with vesting of restricted stock awards.  Management continues to seek out additional tax exempt earning assets, mainly in the form of municipal bond securities, to help reduce the level of income tax liability.

Income tax expense was $4.1 million for the first nine months of 2018 and $6.0 million for the first nine months of 2017.  The effective tax rate for the nine month period ended September 30, 2018 was 14.7%, compared to 25.5% for the same period in 2017.

Other Comprehensive Income.  For the quarter ended September 30, 2018, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $3.9 million, compared to an unrealized loss of $440 thousand for the same period in 2017.  The negative change in the fair value of securities for the three month period ended September 30, 2018 was the reason for the other comprehensive income decrease.

For the first nine months of 2018, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $11.1 million, compared to an unrealized gain of $3.7 million for the same period in 2017.  The decrease in fair value of securities for the nine month period ended September 30, 2018 can be attributed to the market’s reaction to projected long term interest rates.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $18.0 million during the first nine months of 2018 from $57.6 million to $75.6 million.  The increase in the cash balance is part of normal fluctuations on the Company’s $2.293 billion balance sheet.  The Company expects cash and cash equivalents to be reduced to December 31, 2017 levels over the next few months as cash is used for loan growth and security portfolio purchases.

Securities.  Securities available-for-sale decreased by $3.0 million since December 31, 2017.  The Company intends to maintain the securities portfolio’s current level, as a percentage of total assets, during the remaining months of 2018.

Loans.  Gross loans increased $114.2 million since December 31, 2017.  The increase in loans has occurred across each of the major loan categories but especially the commercial real estate, residential real estate and agricultural loan portfolios.  The Bank utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio.  The increase in average loan balances along with an increase in market interest rates help the current quarter’s loan income improve to $20.5 million or 15.4% compared to $17.8 million in the same quarter ended September 30, 2017.  The average interest rate on the loan portfolio was 4.94% for the three month period ended September 30, 2018 compared to 4.65% for the same period in 2017.

On a tax equated basis loan income to improve by $2.7 million compared to the same quarter in 2017.  The average tax equivalent interest rate on the loan portfolio was 4.96% for the three month period ended September 30, 2018 compared to 4.69% for the same period in 2017.  The current year’s tax equivalent interest rate is calculated using the new corporate tax rate of 21% compared to the prior year tax rate of 35%.  For the nine months ended September 30, 2018 the average tax equivalent rate would have been 4.91% or 2 basis points higher than the 4.89%, using the prior year rate of 35%.  On a fully tax equivalent basis, loans contributed $58.8 million of total interest income during the nine month period ended September 30, 2018 compared to $52.2 million for the same period in 2017.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
Nonperforming loans	$9,222	$8,406	$7,893	$7,695	$6,900
Nonperforming loans as a % of total loans	0.55%	0.51%	0.49%	0.49%	0.44%
Loans delinquent 30-89 days	$10,626	$10,636	$6,973	$10,191	$8,680
Loans delinquent 30-89 days as a % of total loans	0.63%	0.65%	0.44%	0.65%	0.56%
Allowance for loan losses	$13,377	$12,764	$12,550	$12,315	$12,104
Allowance for loan losses as a % of loans	0.79%	0.78%	0.78%	0.78%	0.78%
Allowance for loan losses as a % of non-acquired loans	0.93%	0.94%	0.97%	0.97%	0.99%
Allowance for loan losses as a % of nonperforming loans	145.06%	151.84%	159.00%	160.04%	175.42%
Annualized net charge-offs to average net loans outstanding	0.08%	0.13%	0.14%	0.05%	0.16%
Non-performing assets	$9,222	$8,406	$7,952	$7,866	$7,119
Non-performing assets as a % of total assets	0.40%	0.38%	0.37%	0.36%	0.33%
Net charge-offs for the quarter	$337	$536	$540	$189	$592

For the three months ended September 30, 2018 and 2017, management recorded a $950 thousand provision for loan losses. For the nine month periods ended September 30, 2018 and 2017 the provision recorded was $2.5 million and $3.0 million, respectively. The smaller provision for the current year was mainly a result of higher loan loss quarters rolling off the loss history period used in calculation and lower levels of net charge-offs in the current nine month period.  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.   Loan growth over the first nine months of 2018 was 9.6% on an annualized basis.  The allowance for loan losses as a percentage of the total loan portfolio was 0.79% at September 30, 2018 and 0.78% at September 30, 2017.  The loan portfolios acquired at fair market value from previous acquisitions were recorded at fair market value and without an associated allowance for loan loss.  When the acquired loans are excluded, the ratio of allowance for loan losses to total non-acquired loans is 0.93% at September 30, 2018 compared to 0.99% at September 30, 2017.  Early stage delinquencies, which are loans 30 - 89 days delinquent, as a percentage of total loans increased from 0.56% at September 30, 2017 to 0.63% at September 30, 2018 and non-performing loans as a percentage of total loans increased from 0.44% at September 30, 2017 to 0.55% at September 30, 2018.  The allowance for loan losses to non-performing loans decreased from 175.42% at September 30, 2017 to 145.06% at September 30, 2018.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at September 30, 2018 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $154.0 million from December 31, 2017 to September 30, 2018, for a balance of $1.76 billion.  The increase in deposits is the result of the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin during the first nine months of 2018.  Both non-interest bearing demand deposits and interest bearing deposits increased between December 31, 2017 and September 30, 2018.  Non-interest bearing deposits increased by $14.3 million or 3.5% and interest bearing accounts increased $140.0 million or 11.7% during the first nine months of 2018.  The increase in interest bearing accounts is partially due to approximately $70 million in reclassifications of borrowings under repurchase agreements. Money market index accounts decreased as customers moved funds to certificates of deposit during the period.  At December 31, 2017 the balance in money market index accounts was $250.2 million and at September 30, 2018 it was $223.7 million, a decrease of 10.6%.  The Company’s strategy is to grow deposit balances.  While there is growing pressure in the deposit market for increasing deposit rates, management understands the need to protect the net interest margin but also remain competitive within the market to help supply the needs of the growing loan portfolio.  At September 30, 2018, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 95.7% of total deposits.

Borrowings.  Total borrowing balances decreased 8.9% from $296.6 million at December 31, 2017 to $270.3 million at September 30, 2018.  During the nine month period ended September 30, 2018 the Company repaid $65.5 million in securities sold under repurchase agreements.

Capital Resources.  Total stockholders’ equity increased $6.7 million, or 2.8%, during the nine month period ended September 30, 2018.  The increase is due to the net income addition to retained earnings less the amount of dividends paid.  Shareholders received $0.08 per share in cash dividends in the third quarter of 2018 and $0.07 per share in the first two quarters of 2018.  The increased third quarter dividend to $0.08 is a 14.3% increase over the $0.07 paid in the first two quarters of 2018.  Book value per share increased from $8.79 per share at December 31, 2017 to $8.96 per share at September 30, 2018.  The Company’s tangible book value per share also increased, from $7.14 per share at December 31, 2017 to $7.36 per share at September 30, 2018.  The increases in book value and tangible book value per share were also the result of increases to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in from January 1, 2015 through January 1, 2019.  The Company must hold a capital conservation buffer of 1.875% above adequately capitalized risk-based capital ratios during 2018.  At September 30, 2018 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 12.1%, total risk-based capital ratio stood at 13.0%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 12.3% and 9.9%, respectively, at September 30, 2018.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2018.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At September 30, 2018, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.2 million.  The outstanding balance at September 30, 2018 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of September 30, 2018, the Bank had outstanding balances with the Federal Home Loan Bank (“FHLB”) of $259.0 million with additional borrowing capacity of approximately $264.0 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first nine months of 2018, net cash used by investing activities amounted to $130.2 million, compared to $106.6 million used in the same period in 2017.  Loan originations were robust and used $115.6 million during the first nine months of 2018 compared to the $106.3 million used during the same period in 2017.  The cash used in investing activities during this period can be attributed to the strong lending activity in most of the loan types.  Proceeds from the sale of securities available for sale were $7.1 million for the quarter ended September 30, 2018 compared to $54.5 million during the first nine months of 2017.  Conversely, purchases of securities available for sale amounted to $49.4 million used during the first nine months of 2018 compared to $100.3 million used during the same period in 2017.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $121.6 million for the period ended September 30, 2018, compared to $127.6 million provided in financing activities for the same period in 2017.  There were large swings in two line items during the nine month period ended September 30, 2018 compared to the same period last year; changes in short term borrowings used $25.5 million in the nine month period ended September 30, 2018, compared to providing $87.6 million during the nine month period ended September 30, 2017, and there was also $154.0 million provided by deposits during the nine month period ended September 30, 2018 compared to $50.2 million provided during the same period ended September 30, 2017.  $70 million of the current period increase can be attributed to the reclassification of borrowings under repurchase agreements.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $363.1 million at September 30, 2018 and $339.4 at December 31, 2017.  Additionally, the Company has committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At September 30, 2018 the Company had invested $6.5 million in these funds.

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

Changes In Interest Rate (basis points)	September 30, 2018 Result	December 31, 2017 Result	ALCO Guidelines
Net Interest Income Change
+300	6.4%	-1.9%	15%
+200	4.6%	-1.0%	10%
+100	2.4%	-0.5%	5%
-100	-3.8%	-3.3%	5%
Net Present Value Of Equity Change
+300	19.6%	-7.5%	20%
+200	14.7%	-3.7%	15%
+100	8.6%	0.3%	10%
-100	-15.7%	-7.2%	10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%). This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at September 30, 2018.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. There were no shares purchased during the three month period ended September 30, 2018.  There are 245,866 shares that may still be repurchased under this program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 8, 2018

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 8, 2018

/s/ Carl D. Culp
Carl D. Culp Senior Executive Vice President and Treasurer