Form 10-K
period 2018-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2019-03-05
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the estimated aggregate market value of the registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $440.9 million based upon the last sales price as of June 30, 2018 reported on NASDAQ.  (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

As of March 1, 2019, the registrant had outstanding 27,790,601 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2019	III
Annual Meeting of Shareholders

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

Item 1. Business.

General

Farmers National Banc Corp.

Farmers National Banc Corp. (the “Company,” “Farmers,” “we,” “our” or “us”), is a financial holding company and was organized as a one-bank holding company in 1983 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Amendments to the BHCA in 1999, allowed for a bank holding company to declare itself a financial holding company and thereby engage in financial activities, including securities underwriting and dealing, insurance agency and underwriting activities, and merchant banking activities.  The Company made the declaration to become a financial holding company in 2016.  For a bank holding company to be eligible to declare itself a financial holding company, all of the depository institution subsidiaries must be well-capitalized and well-managed and have satisfactory or better ratings under the Community Reinvestment Act.  The Company operates principally through its wholly-owned subsidiaries, The Farmers National Bank of Canfield (the “Bank” or “Farmers Bank”), Farmers Trust Company (“Farmers Trust”), National Associates, Inc. (“NAI”) and Farmers National Captive, Inc. (“Captive”).  Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Investments or “Farmers Investments”) are wholly-owned subsidiaries of the Bank.  The Company and its subsidiaries operate in the domestic banking, trust, retirement consulting, insurance and financial management industries.

The Company’s principal business consists of owning and supervising its subsidiaries.  Although Farmers directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers.  Farmers and its subsidiaries had 453 full-time equivalent employees at December 31, 2018.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341.  Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.”  Farmers’ business activities are managed and financial performance is primarily aggregated and reported in three lines of business, the Bank segment, the Trust segment and the Retirement Planning/Consulting segment.  For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2018, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

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

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2018, is discussed in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

Farmers Trust Company

During 2009, the Company acquired the Farmers Trust.  Farmers Trust offers a full complement of personal and corporate trust services in the areas of estate settlement, trust administration and employee benefit plans.  Farmers Trust operates four offices located in Boardman, Canton, Howland and Wooster, Ohio.

National Associates, Inc.

NAI of Cleveland, Ohio has been a part of the Company since the 2013 acquisition.  The acquisition was part of the Company’s plan to increase the levels of noninterest income and to complement the existing retirement services that were already being offered through Farmers Trust.  NAI operates from its office located in Fairview Park, Ohio

Farmers National Captive, Inc.

Captive was formed during 2016 and is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its subsidiaries.  The Captive pools resources with thirteen similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not currently available or economically feasible in today’s insurance market place.  The Captive does not account for a material portion of the revenue and, therefore, will not be discussed individually, but as part of the Company.

Farmers National Insurance, LLC

Farmers Insurance was formed during 2009 and offers a variety of insurance products through licensed representatives.  During 2016, the Bank completed the acquisition of the Bowers Insurance Agency, Inc. (“Bowers”).  The transaction involved both cash and stock.  All activity has been merged into Insurance.  Farmers Insurance is a subsidiary of Farmers Bank and does not account for a material portion of the revenue and, therefore, will not be discussed individually, but as part of the Bank.

Farmers of Canfield Investment Company

Farmers Investments was formed during 2014, with the primary purpose of investing in municipal securities.  Farmers Investments is a subsidiary of Farmers Bank and does not account for a material portion of the revenue and, therefore, will not be discussed individually, but as part of the Bank.

Investor Relations

The Company maintains an Internet site at http://www.farmersbankgroup.com, which contains an Investor Relations section that provides access to the Company’s filings with the Securities and Exchange Commission (the “Commission”).  Farmers makes available free of charge on or through its website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such documents filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after the Company has filed these documents with the Commission.  In addition, the Company’s filings with the Commission may be read and copied at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.  These filings are also available on the Commission’s web site at http://www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

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

Regulatory Agencies

Financial Holding Company.  Farmers elected to be a financial holding company.  A bank holding company may elect to become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action regulations of the FDIC, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (the “CRA”).  Financial holding companies may engage in activities that are financial in nature, including affiliating with securities firms and insurance companies, which are not otherwise permissible for a bank holding company.

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

Non-Banking Subsidiaries. Farmers’ non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies.  In particular, Farmers Insurance is subject to regulation by the Ohio Department of Insurance, which requires, amongst other things, the education and licensing of agencies and individual agents and imposes business conduct rules.

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

Regulation of Nationally Chartered Banks

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

Basel III Rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules.  The Company and the Bank made this opt-out election in the first quarter of 2015 to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investment securities portfolio.

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

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer began being phased in on January 1, 2016.  When fully phased in on January 1, 2019, Basel III will require the Bank to maintain: (i) as a newly adopted international standard, a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer (the “CCB”) (which is added to the 4.5% CET1 ratio as that buffer is phased in, which will effectively result in a minimum ratio of CET1 to risk-weighted assets of 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the CCB (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% on full implementation); (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the CCB (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Prior to January 1, 2015, federal regulatory agencies required the Company and the Bank to maintain minimum tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively, and tier 1 capital to average assets (tier 1 leverage ratio) of at least 4.0%. In order to be considered well capitalized under the rules in effect prior to January 1, 2015, the Company had to maintain tier 1 and total capital to risk-weighted assets of 6.0% and 10.0%, respectively, and a leverage ratio of 5.0%.  Tier 1 capital consisted of common equity, retained earnings, certain types of preferred stock, qualifying minority interest and trust preferred securities, subject to limitations, and excluded goodwill and various intangible assets.

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

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”).  The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions.  The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits.  The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it exempts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

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

The FDIC assesses a quarterly deposit insurance premiums on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the Deposit Insurance Fund (“DIF”).  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2010, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%.  The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system.  It is likely that the Trump Administration and the U.S. Congress will pursue and potentially implement legislative or regulatory changes affecting financial institutions and the financial industry.  In 2018, President Trump signed a bill reforming the Dodd-Frank Act and the Trump Administration has indicated its intent to loosen additional regulations.  Such legislation could change the operating environment for Farmers and its subsidiaries in unpredictable ways, it could decrease the costs of doing business, expand permissible activities or affect the competitive balance among financial institutions.  With the enactment and the continuing implementation of the Dodd-Frank Act and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.  Farmers cannot predict the scope and timing of any such future legislation and, if enacted, the effect that it could have on its business, financial condition or results of operations.

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

As of December 31, 2018, approximately 65.1% of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans.  Consequently, real estate-related credit risks are a significant concern for us.  The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.  General difficulties in our real estate markets have recently contributed to increases in our non-performing loans, charge-offs and decreases in our income.

Our business depends significantly on general economic conditions in the State of Ohio.  Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in the regions we serve or by changes in the local real estate markets.  A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism or other factors beyond our control could have an adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2018, approximately 17.0% of our loan portfolio consisted of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.  Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans.  The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.  In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers.  Our primary source of liquidity is our core deposit base, which is raised through our retail branch system.  Core deposits – savings and money market accounts, time deposits less than $250 thousand and demand deposits—comprised approximately 93.8% of total deposits at December 31, 2018.  Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers.  Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $202.4 million at December 31, 2018.  An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Federal banking agencies have proposed extensive changes to their capital requirements; including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital.  The final form of such regulations and their impact on the Company is unknown at this time, but may require us to raise additional capital.  In addition, we may elect to raise capital to support our business or to finance acquisitions, if any, or for other anticipated reasons.  Our ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, including the satisfaction or release of preemptive rights in the event of a common share offering, many of which are outside our control.  Therefore, there can be no assurance additional capital can be raised when needed or that capital can be raised on acceptable terms.  Impairment to our ability to raise capital may have a material adverse effect on our business, financial condition or results of operations.

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

The financial services industry is extensively regulated.  We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the Deposit Insurance Fund, and not to benefit our shareholders.  The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution and the adequacy of an institution’s allowance for loan losses.  Additionally, actions by regulatory agencies or significant litigation against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect our shareholders and us.

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

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the debt security or will be required to sell the debt security before its anticipated recovery.  Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present.  Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes.  Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period.  Deferred tax assets are only recognized to the extent it is more likely than not they will be realized.  Should management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a change to earnings would be reflected in the period.  This was realized as a result of the enactment on December 22, 2017, of H.R.1, known as the “Tax Cuts and Jobs Act” which, among other things, reduced the corporate income tax rate to 21% effective January 1, 2018.  As a result of passage of the new tax law, Farmers completed a revaluation of its net deferred tax assets.  The Company’s deferred tax assets, net of deferred tax liabilities, represent corporate tax benefits anticipated to be realized in the future.  The reduction in the federal corporate tax rate, effective January 1, 2018, reduces these benefits.  Farmers reduced its net deferred tax assets by approximately $1.8 million in the fourth quarter of 2017, representing an impact on earnings per share of approximately $0.06 per diluted share based fourth quarter weighted average diluted shares outstanding of approximately 27.5 million.

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

Our subsidiaries and we may be involved from time to time in the future in a variety of litigation arising out of our business.  Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation.  Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our business, financial condition or results of operations.  In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Item 1B. Unresolved Staff Comments.

There are no matters of unresolved staff comments from the Commission staff.

Item 2. Properties.

Farmers National Banc Corp.’s Properties

The Company does not own any property.  The Company’s operations are conducted at Farmers Bank’s main office, which is located at 20 and 30 S. Broad St., Canfield, Ohio.

Farmers National Bank Property

The Bank’s main office is located at 20 and 30 S. Broad St., Canfield, Ohio.  The other locations of Farmers Bank are:

Office Building	40 & 46 S. Broad St., Canfield, Ohio
Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio
Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio
Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio
Colonial Plaza Office	401 E. Main St., Canfield, Ohio
Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio
Salem Office	2424 E. State St., Salem, Ohio
Columbiana Office	340 State Rt. 14, Columbiana, Ohio
Damascus Office	29053 State Rt. 62, Damascus, Ohio
Poland Office	106 McKinley Way W., Poland, Ohio
Niles Office	1 S. Main St., Niles, Ohio
Niles Drive Up	170 E. State St., Niles, Ohio
Girard Office	121 N. State St., Girard, Ohio
Eastwood Office	5845 Youngstown-Warren Rd., Niles, Ohio
Niles Operation Center	51 S. Main St., Niles, Ohio
Canton Office	4518 Fulton Dr. NW, Suite 100, Canton, Ohio
McClurg Road Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio
Fairlawn Office	2820 W. Market St., Suite 120, Akron, Ohio
Wealth Management Bldg.	2 S. Broad St., Canfield, Ohio
Alliance Office	310 W. State St., Alliance, Ohio
Midway Office	7227 E. Lincoln Way, Apple Creek, Ohio
Dalton Office	12 W. Main St., Dalton, Ohio
Calcutta Office	15703 State Rt. 170, Calcutta, Ohio
East Liverpool Office	617 Bradshaw Ave., East Liverpool, Ohio
Kidron Office	4950 Kidron Rd., Kidron, Ohio
Lisbon Office	131 E. Lincoln Way, Lisbon, Ohio
Lodi Office	106 Ainsworth St., Lodi, Ohio
Massillon Office	211 Lincoln Way E., Massillon, Ohio
Mayflower Office	2312 Lincoln Way NW, Massillon, Ohio
Mount Eaton Office	15974 E. Main St., Mount Eaton, Ohio
Orrville Main Office	112 W. Market St., Orrville, Ohio
West High Street Office	1320 W. High St., Orrville, Ohio
Seville Office	4885 Atlantic Dr., Seville, Ohio
Smithville Office	153 E. Main St., Smithville, Ohio
Burbank Road Office	4192 Burbank Rd., Wooster, Ohio
Downtown Wooster Office	305 W. Liberty St., Wooster, Ohio
Midland Office	629 Midland Ave., Midland, Pennsylvania
Beachwood Lending Office	27600 Chagrin Blvd., Suite 300, Woodmere, Ohio
Big Prairie Office	13210 State Route 226, Big Prairie, Ohio
Beaver Lending Office	501 3rd St., Beaver, Pennsylvania

The Bank owns all locations except the Colonial Plaza, Canton, Alliance, East Liverpool, Fairlawn, and Downtown Wooster offices, and the Beaver and Beachwood lending offices, which are leased.

Farmers Trust Company Property

Farmers Trust operates from four locations owned and leased by the Bank:

Boardman Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio
Canton Office	4518 Fulton Dr. NW, Suite 100, Canton, Ohio
Downtown Wooster Office	305 W. Liberty St., Wooster, Ohio

The Bank owns the Boardman and Howland offices and leases space to Farmers Trust. The Canton and Wooster locations are leased from third parties.

Farmers National Insurance, LLC Property

Farmers Insurance operates from two locations, which are owned by the Bank:

Wealth Management Building	2 S. Broad St., Canfield, Ohio
Bowers Group Building	339 N. High St., Cortland, Ohio

National Associates, Inc. Property

NAI operates from one location, which is leased:

Fairview Park	22720 Fairview Center Dr., Suite 100, Fairview Park, Ohio

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market.  Farmers had 27,790,601 common shares outstanding and approximately 3,357 holders of record of common shares at March 1, 2019.  The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated.  Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.  Certain limitations and restrictions on the ability of Farmers to continue to pay quarterly dividends are described under the caption “Capital Resources” in Item 7 of this Part II, and under the caption “Dividends and Transactions with Affiliates” in Item 1 of Part I.

Quarter Ended	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
High	$15.90	$16.75	$16.90	$15.48
Low	$12.80	$13.56	$14.95	$11.56
Cash dividends paid per share	$0.07	$0.07	$0.08	$0.08

Quarter Ended	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
High	$14.90	$15.25	$15.65	$15.95
Low	$12.13	$12.65	$12.90	$13.35
Cash dividends paid per share	$0.05	$0.05	$0.06	$0.06

Purchases of Common Shares by Farmers.

In September 2012, the Company announced that its Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to 920,000 shares of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”).  The Program may be modified, suspended or terminated by the Company at any time.  There were no shares repurchased during the course of 2018 and 2017. 19,900 shares of its common stock were repurchased by the Company in 2016.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

(Table Dollar Amounts in Thousands except Per Share Data)

For the Years Ending December 31,	2018	2017	2016	2015	2014
Summary of Earnings
Total Interest and Dividend Income (including fees on loans)	$91,766	$80,527	$72,498	$53,827	$40,915
Total Interest Expense	13,265	6,881	4,378	4,090	4,579
Net Interest Income	78,501	73,646	68,120	49,737	36,336
Provision for Loan Losses	3,000	3,350	3,870	3,510	1,880
Noninterest Income	25,499	24,051	23,244	18,306	15,303
Noninterest Expense	62,717	61,567	59,452	53,979	38,162
Income Before Income Taxes	38,283	32,780	28,042	10,554	11,597
Income Taxes	5,714	10,069	7,485	2,499	2,632
NET INCOME	$32,569	$22,711	$20,557	$8,055	$8,965

Per Share Data
Basic Earnings Per Share	$1.18	$0.82	$0.76	$0.36	$0.48
Diluted Earnings Per Share	1.16	0.82	0.76	0.36	0.48
Cash Dividends Paid	0.30	0.22	0.16	0.12	0.12
Book Value at Year-End	9.44	8.79	7.88	7.35	6.71
Tangible Book Value (1)	7.86	7.14	6.21	5.76	6.23

Balances at Year-End
Total Assets	$2,328,864	$2,159,069	$1,966,113	$1,869,902	$1,136,967
Earning Assets	2,076,969	1,998,245	1,819,455	1,735,843	1,074,434
Total Deposits	1,799,720	1,604,719	1,524,756	1,409,047	915,703
Short-Term Borrowings	244,759	289,565	198,460	225,832	59,136
Long-Term Borrowings	6,033	6,994	15,036	22,153	28,381
Loans Held for Sale	1,237	272	355	1,769	511
Net Loans	1,722,248	1,565,066	1,416,783	1,287,887	656,220
Total Stockholders' Equity	262,320	242,074	213,216	198,047	123,560

Average Balances
Total Assets	$2,230,380	$2,082,447	$1,924,914	$1,482,527	$1,141,047
Total Stockholders' Equity	247,965	228,963	211,408	162,086	120,352

Significant Ratios
Return on Average Assets (ROA)	1.46%	1.09%	1.07%	0.54%	0.79%
Return on Average Equity (ROE)	13.13	9.92	9.72	4.97	7.45
Average Earning Assets/Average Assets	93.01	92.35	91.49	91.91	93.02
Average Equity/Average Assets	11.12	10.99	10.98	10.93	10.55
Loans/Deposits	96.20	98.30	93.63	92.04	72.50
Allowance for Loan Losses/Total Loans	0.78	0.78	0.76	0.69	1.15
Allowance for Loan Losses/Nonperforming Loans	175.81	160.04	132.83	85.96	89.99
Efficiency Ratio (Tax equivalent basis)(2)	57.93	59.66	61.59	75.26	70.24
Net Interest Margin	3.87	3.99	4.01	3.81	3.59
Dividend Payout Rate	25.53	26.47	21.03	33.32	24.95
Tangible Common Equity Ratio (3)	9.56	9.31	8.75	8.50	10.17

(1)	Tangible book value per share is Total Stockholders’ Equity minus goodwill and other intangible assets divided by the number of shares outstanding.

(2)	The efficiency ratio is calculated by dividing total noninterest expense by net interest income plus noninterest income.
(3)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, our tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of December 31, 2018, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders’ Equity to Tangible Common Equity

December 31,	2018	2017	2016	2015	2014
Stockholders' Equity	$262,320	$242,074	$213,216	$198,047	$123,560
Less Goodwill and other intangibles	43,952	45,369	45,154	42,911	8,813
Tangible Common Equity	$218,368	$196,705	$168,062	$155,136	$114,747

Reconciliation of Total Assets to Tangible Assets

December 31,	2018	2017	2016	2015	2014
Total Assets	$2,328,864	$2,159,069	$1,966,113	$1,869,902	$1,136,967
Less Goodwill and other intangibles	43,952	45,369	45,154	42,911	8,813
Tangible Assets	$2,284,912	$2,113,700	$1,920,959	$1,826,991	$1,128,154

Acquisitions have occurred during the five year periods represented above that makes comparability difficult.  The current year impact of enacted federal tax reform makes comparability difficult too.  See Note 2 – Business Combinations and Note 17 – Income Taxes for additional details.

Reconciliation of Net Income, Excluding Merger Related Expenses and Deferred Tax Asset Adjustment

December 31,	2018	2017	2016	2015	2014
Net income	$32,569	$22,711	$20,557	$8,055	$8,965
Acquisition related costs - tax equated	(158)	283	412	4,831	0
Deferred tax asset adjustment	0	1,793	0	0	0
Net income - adjusted	32,411	24,787	20,969	12,886	8,965
Average basic shares outstanding	27,675	27,568	27,000	22,678	18,675
EPS excluding acquisition costs and deferred tax asset adjustment	$1.17	$0.90	$0.78	$0.57	$0.48

Reconciliation of Return on Average Assets and Average Equity, Excluding Merger Related Expenses and Deferred Tax Asset Adjustment

December 31,	2018	2017	2016	2015	2014
ROA excluding merger related expenses (4)	1.45%	1.19%	1.09%	0.87%	0.79%
ROE excluding merger related expenses (5)	13.07%	10.83%	9.92%	7.95%	7.45%

(4)	Net income - adjusted divided by average assets
(5)	Net income - adjusted divided by average equity

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2018			2017			2016
	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (3) (5)	$1,632,541	$80,192	4.91%	$1,493,550	$70,573	4.73%	$1,344,308	$63,757	4.74%
Taxable securities (2)	202,270	4,928	2.44	213,634	4,899	2.29	240,087	5,058	2.11
Tax-exempt securities (2) (5)	194,302	7,195	3.70	167,824	7,293	4.35	132,550	5,581	4.21
Equity securities (4) (5)	11,382	652	5.73	10,285	537	5.22	9,613	515	5.36
Federal funds sold and other cash	34,006	644	1.89	37,880	394	1.04	34,579	166	0.48
Total earning assets	2,074,501	93,611	4.51	1,923,173	83,696	4.35	1,761,137	75,077	4.26

NONEARNING ASSETS

Cash and due from banks	33,843			32,696			32,833
Premises and equipment	21,778			22,953			23,927
Allowance for Loan Losses	(12,859)			(11,567)			(9,728)
Unrealized gains on securities	(9,121)			(781)			4,576
Other assets (1)	122,238			115,973			112,169
Total Assets	$2,230,380			$2,082,447			$1,924,914

INTEREST-BEARING LIABILITIES

Time deposits	$293,725	$4,210	1.43%	$242,650	$2,565	1.06%	$245,384	$1,835	0.75%
Brokered time deposits	68	2	2.35	0	0	0.00	0	0	0.00
Savings deposits	465,283	1,015	0.22	521,099	728	0.14	540,626	685	0.13
Demand deposits	506,099	2,912	0.58	405,062	1,197	0.30	333,712	701	0.21
Short term borrowings	281,063	4,936	1.76	270,949	2,167	0.80	211,713	689	0.33
Long term borrowings	6,491	190	2.93	9,739	224	2.30	19,886	468	2.35
Total Interest-Bearing Liabilities	1,552,729	13,265	0.85	1,449,499	6,881	0.47	1,351,321	4,378	0.32

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits	415,968			390,230			348,003
Other Liabilities	13,718			13,755			14,182
Stockholders' equity	247,965			228,963			211,408
Total Liabilities and
Stockholders' Equity	$2,230,380			$2,082,447			$1,924,914

Net interest income and interest rate spread		$80,346	3.66%		$76,815	3.88%		$70,699	3.94%

Net interest margin			3.87%			3.99%			4.01%

(1)	Non-accrual loans and overdraft deposits are included in other assets.
(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(3)

Interest on loans includes fee income of $4.1 million, $3.7 million and $3.9 million for 2018, 2017 and 2016, respectively, and is reduced by amortization of $2.7 million, $2.7 million and $2.5 million for 2018, 2017 and 2016, respectively.

(4)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(5)

For 2018, adjustments of $357 thousand and $1.5 million were made to tax equate income on tax exempt loans and tax exempt securities.  For 2017, adjustments of $639 thousand and $2.5 million were made to tax equate income on tax exempt loans and tax exempt securities.  For 2016, adjustments of $648 thousand and $1.9 million were made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21% for 2018 and 35% for 2017 and 2016, less disallowances.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2018 change from 2017			2017 change from 2016
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$9,619	$6,568	$3,051	$6,816	$7,078	$(262)
Taxable securities	29	(4,434)	4,463	(159)	(557)	398
Tax-exempt securities	(98)	1,151	(1,249)	1,712	1,485	227
Equity securities	115	57	58	22	36	(14)
Funds sold and other cash	250	(40)	290	228	16	212
Total interest income	$9,915	$3,302	$6,613	$8,619	$8,058	$561

Interest Expense
Time deposits	$1,645	$540	$1,105	$730	$(20)	$750
Brokered time deposits	2	2	0	0	0	0
Savings deposits	287	(78)	365	43	(25)	68
Demand deposits	1,715	299	1,416	496	150	346
Short term borrowings	2,769	81	2,688	1,478	193	1,285
Long term borrowings	(34)	(75)	41	(244)	(239)	(5)
Total interest expense	$6,384	$769	$5,615	$2,503	$59	$2,444

Increase (decrease) in tax equivalent net interest income	$3,531	$2,533	$998	$6,116	$7,999	$(1,883)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2018, 2017 and 2016.  Financial information for prior years is presented when appropriate.  The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements and financial statistics appearing elsewhere in this Annual Report on Form 10-K.  Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are not statements of historical fact, but rather statements based on Farmers’ current expectations, beliefs and assumptions regarding the future of Farmers’ business, future plans and strategies, projections, anticipated events and trends, its intended results and future performance, the economy and other future conditions.  Forward-looking statements are preceded by terms such as “will,” “would,” “should,” “could,” “may,” “expect,” “estimate,”  “believe,” “anticipate,” “intend,” “plan” “project,” or variations of these words, or similar expressions.  Forward-looking statements are not a guarantee of future performance, and actual future results could differ materially from those contained in forward-looking information. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Numerous uncertainties, risks, and changes could cause or contribute to Farmers’ actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in Farmers’ filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Readers are cautioned not to put undue reliance on forward-looking statements, which speak only as of the date thereof. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements:

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017.

The Company’s net income totaled $32.6 million during 2018, compared to $22.7 million for 2017.  On a per share basis, diluted earnings per share were $1.16 as compared to $0.82 diluted earnings per share for 2017.  Return on average assets and return on average equity were 1.46% and 13.13%, respectively, for the year ending December 31, 2018, compared to 1.09% and 9.92% for 2017.  The return on average tangible equity increased from 13.48% in 2017 to 15.95% in 2018.

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law.  H.R.1, among other things, reduced the corporate income tax rate to 21% effective January 1, 2018.  As a result of passage of the new tax law, Farmers’ effective tax rate decreased from 30.72% for the year ended December 31, 2017 to 14.92% for the year ended December 31, 2018.  It is important to note that also as a result of the new tax law, Farmers determined that its net deferred tax assets needed to be reduced in the fourth quarter of 2017 by approximately $1.8 million, representing an impact on earnings per share of approximately $0.06 per diluted share for that fourth quarter, based on that quarter’s weighted average diluted shares outstanding of approximately 28 million.

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

Net Interest Income

Net interest income, the principal source of the Company’s earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  For 2018, taxable equivalent net interest income increased $3.5 million, or 4.6%, from 2017.  Interest-earning assets averaged $2.075 billion during 2018, increasing $151.3 million compared to 2017.  The Company’s interest-bearing liabilities increased 7.1% from $1.449 billion in 2017 to $1.553 billion in 2018.

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

The profit margin, or spread, on invested funds is a key performance measure.  The Company monitors two key performance indicators - net interest spread and net interest margin.  The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.  The net interest spread in 2018 was 3.66%, decreasing from 3.88% in 2017.  The net interest margin represents the overall profit margin – net interest income as a percentage of total interest-earning assets.  This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds.  For 2018, the net interest margin, measured on a fully taxable equivalent basis, decreased to 3.87%, compared to 3.99% in 2017.  The net interest margin, excluding the impact of amortization and accretion from acquisitions, decreased 13 basis point to 3.83% for the year ended December 31, 2018.  The accretion added $69.5 thousand per month during 2018 and will continue over the next several years.

The decrease in net interest margin is mainly due to pressure on increasing deposit rates as the Federal Reserve Bank continued to raise the federal funds interest rate in 2018.  The federal funds interest rate increased 4 times for a total of 100 basis points during the year.  Total taxable equivalent interest income was $93.6 million for 2018, which is $9.9 million more than the $83.7 million reported in 2017.  In comparing the years ending December 31, 2018 and 2017, yields on earning assets increased 16 basis points while the cost of interest bearing liabilities increased 38 basis points.  Average loans increased $139.0 million, or 9.3%, in 2018, and the loan yield increased eighteen basis points to 4.91%.  Tax equated income from securities, federal funds and other increased $296 thousand, or 2.3%, in 2018. Farmers saw its yields on these assets decrease slightly from 3.05% in 2017 to 3.04% in 2018 and the average balance of investment securities and federal funds sold also increased from $429.6 million in 2017 to $442.0 million in 2018.

The increase in the federal funds interest rate as mentioned above impacted the cost of short-term borrowings and interest-bearing deposits during 2018.  Total interest expense amounted to $13.3 million for 2018, a 92.8% increase from $6.9 million reported in 2017.  Interest-bearing deposits increased $96.4 million or 8.2% and increases in interest rates paid on deposits resulted in a $3.6 million or 81.3% increase in interest expense on deposit balances.  Other borrowings balances increased only $6.9 million or 2.5%, however the interest expense related to these borrowings increased $2.7 million or 114%.  The total cost of interest-bearing deposits and borrowings increased from 0.47% in 2017 to 0.85% in 2018.

Management will continue to evaluate future changes in interest rates and the shape of the treasury yield curve so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.

Noninterest Income

Total noninterest income increased by $1.4 million or 6% in 2018.  The increase in noninterest income is due to several factors.  Trust fee income increased from $6.4 million to $7.1 million, representing an increase of $695 thousand or 10.8%, resulting from growth in new customers and an increase in market value of trust assets.  Commissions from the sale of investment products increased $184 thousand or 20% during 2018.  Debit card interchange fees increased $262 thousand or 8.5% as customers continue to increase their use of debit cards to make purchases of goods and services.  Insurance agency commissions also increased to $2.6 million compared to $2.4 million in 2017 and service charges on deposit accounts increased from $4.1 million in 2017 to $4.3 million in 2018.  These increases were offset by a decrease in income from the sale of mortgage loans of $337 thousand and a decrease in retirement plan consulting fees of $173 thousand.  The Bank and the Company expect noninterest income to increase during 2019 as management continues to focus on growing the various sources of noninterest income.

Noninterest Expenses

Noninterest expense for 2018 was $62.7 million, compared to $61.6 million in 2017, representing an increase of $1.1 million, or 1.8%.  Most of the increase was from salaries and employee benefits, which grew $1.2 million or 3.5%, mainly due to merit increases in salaries and a 1.8% increase the number of full time equivalent employees from 445 to 453.  Other operating expenses increased by $309 thousand or 4.2%, and state and local taxes increased by $224 thousand or 13.5%.  These increases were offset by a drop in merger related expenses of $1 million.  Excluding expenses related to acquisition activities, noninterest expenses measured as a percentage of average assets decreased from 2.93% in 2017 to 2.82% in 2018.

The Company’s tax equivalent efficiency ratio for the twelve-month period ended December 31, 2018 was 57.93%, compared to 59.66% for the same period in 2017.  The main factors leading to the improvement in the efficiency ratio was the increase in net interest income and noninterest income, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraph.  The efficiency ratio is calculated as follows: non-interest expense divided by the sum of tax equivalent net interest income plus non-interest income, excluding security gains and losses and intangible amortization.  This ratio is a measure of the expense incurred to generate a dollar of revenue.  Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes

Income tax expense totaled $5.7 million for 2018 and $10.1 million in 2017.  Income taxes are computed using the appropriate effective tax rates for each period.  The decrease in the current year tax expense is primarily attributable to the previously mentioned reduction in the corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act.  The income tax expense of $10.1 million in 2017 was also impacted by the $1.8 million adjustment increase to income tax expense as a result of the write-down of the Company’s deferred tax asset from 35% to 21%.  The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income.  The effective income tax rate was 14.9% for 2018 and 30.7% for 2017.  We anticipate that the effective rate in 2019 will be in the range of 15% to 16%.  Refer to Note 16 to the consolidated financial statements for additional information regarding the effective tax rate.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016.

The Company’s net income totaled $22.7 million during 2017, compared to $20.6 million for 2016. On a per share basis, diluted earnings per share were $0.82 as compared to $0.76 diluted earnings per share for 2016.  Excluding a $1.8 million adjustment of the net deferred tax asset resulting from the Tax Cut and Jobs Act that became law in December 2017 and $524 thousand in expenses related to acquisition activities, net income for 2017 would have been $24.8 million, or $0.90 per share.  Common comparative ratios for results of operations include the return on average assets and return on average stockholders’ equity.  For 2017, the return on average equity was 9.92%, compared to 9.72% for 2016. The return on average assets was 1.09% for 2017 and 1.07% for 2016.   Excluding expenses related to acquisition activities, the return on average assets and return on average stockholders’ equity for 2017 would have been 1.19% and 10.83% in 2017, while the return on average tangible equity would have been 13.48%.

Net Interest Income

For 2017, taxable equivalent net interest income increased $6.1 million, or 8.7%, from 2016. Interest-earning assets averaged $1.9 billion during 2017, increasing $162 million compared to 2016.  The Company’s interest-bearing liabilities increased 7.3% from $1.35 billion in 2016 to $1.45 billion in 2017.  The previously mentioned acquisition of Monitor increased interest-earning assets by $38.1 million and interest-bearing liabilities by $17.8 million at the completion date.

Total taxable equivalent interest income was $83.7 million for 2017, which is $8.6 million more than the $75.1 million reported in 2016.  In comparing the years ending December 31, 2017 and 2016, yields on earning assets increased 9 basis points while the cost of interest bearing liabilities increased 15 basis points.  Average loans increased $149.2 million, or 11.1%, in 2017, and the loan yield decreased one basis point to 4.73%.  Tax equated income from securities, federal funds and other increased $1.8 million, or 15.9%, in 2017.  Farmers saw its yields on these assets increase slightly from 2.72% in 2016 to 3.05% in 2017.  The average balance of investment securities and federal funds sold also increased from $416.8 million in 2016 to $429.6 million in 2017.

Total interest expense amounted to $6.9 million for 2017, a 57.2% increase from $4.4 million reported in 2016.  The increase in 2017 is the result of a $49.1 million or 4.4% increase in interest-bearing deposits and a $49.1 million or 21.2% increase in other borrowings.  The cost of interest-bearing liabilities increased from 0.32% in 2016 to 0.47% in 2017.

Noninterest Income

Total noninterest income increased by $807 thousand or 3.5% in 2017.  The increase in noninterest income is due to several factors.  Gains on the sale of mortgage loans increased from $2.8 million to $3.1 million, representing an increase of $300 thousand or 8%.  Insurance agency commissions also increased to $2.4 million compared to $1.6 million in 2016 and service charges on deposit accounts increased from $4.0 million in 2016 to $4.1 million in 2017, reflecting the size of the company after previous bank acquisitions.  Debit card interchange fees also increased $430 thousand or 16.1%.  These increases were offset by a decrease in other operating income of $478 thousand and a decrease in investment commissions of $291 thousand.

Noninterest Expenses

Noninterest expense for 2017 was $61.6 million, compared to $59.5 million in 2016, representing an increase of $2.1 million, or 3.6%.  Most of the increase was from salaries and employee benefits, which increased $2.9 million or 8.9%, mainly due to an increase in salaries, as the acquisition of Bowers Insurance Agency, Inc. (Bowers) was completed on June 1, 2016 which resulted in seven months of expense in 2016 compared to a full year in 2017.  The Company also experienced an increase in employee health care insurance expense in 2017.  The Company’s full time equivalent employees (“FTE”) increased by 1.0% from December 31, 2016 to December 31, 2017.  Other operating expenses decreased by $1.0 million as a result of increased efficiencies gained as the Company grew in 2017.  Excluding expenses related to acquisition activities, noninterest expenses measured as a percentage of average assets decreased from 3.06% in 2016 to 2.93% in 2017.

The Company’s tax equivalent efficiency ratio for the 12 month period ended December 31, 2017 was 59.66%, compared to 61.59% for the same period in 2016.  Excluding expenses related to acquisition activities, the efficiency ratio for the year ended December 31, 2017 improved to 58.79% compared to 60.99% in 2016.  The main factors leading to the improvement in the efficiency ratio was the increase in net interest income and noninterest income, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraph.  The efficiency ratio is calculated as follows: non-interest expense divided by the sum of tax equivalent net interest income plus non-interest income, excluding security gains and losses and intangible amortization.  This ratio is a measure of the expense incurred to generate a dollar of revenue.  Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes

Income tax expense totaled $10.1 million for 2017 and $7.5 million in 2016.  The increase in the current year tax expense can be mainly attributed to the 16.9% increase in income before taxes.  The previously mentioned Tax Cuts and Jobs Act also added $1.8 million to 2017’s income tax expense as a result of the write-down of the Company’s deferred tax asset from 35% to 21%.  The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income.  The effective income tax rate was 30.7% for 2017 and 26.7% for 2016.

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

Along with its liquid assets, Farmers has additional sources of liquidity available which help to insure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at two major domestic banks.  At December 31, 2018, Farmers had not borrowed against these lines of credit.  Management feels that its liquidity position is more than adequate and will continue to monitor the position on a monthly basis.  The Company also has additional borrowing capacity with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Company views its membership in the FHLB as a solid source of liquidity.  As of December 31, 2018, the Bank is eligible to borrow an additional $309 million from the FHLB under various fixed rate and variable rate credit facilities.  Advances outstanding from the FHLB at December 31, 2018 amounted to $243.8 million.

Farmers’ primary investing activities are originating loans and purchasing securities.  During 2018, net cash used by investing activities amounted to $180.5 million, compared to $137.1 million used in 2017.  Net increases in loans were $160.2 million in 2018, compared to $132.3 million in 2017.  The cash used by lending activities during 2017 can be attributed to the activity in the commercial real estate, commercial and industrial, residential real estate, and agricultural loan portfolios.  Purchases of securities available for sale were $70.9 million in 2018, compared to $114.6 million in 2017, and proceeds from maturities and sales of securities available for sale were $53.3 million in 2018, compared to $97.6 million in 2017.  Net cash of $16.3 million was received as a result of the acquisition of Monitor in 2017.

Farmers’ primary financing activities are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $140.9 million for 2018, compared to $122.4 million in 2017.  The majority of this increase can be attributed to the net change in deposits.  The increase in deposits was $195 million in 2018 compared to an increase of $45.4 million in 2017.  Short-term borrowings decreased $44.8 million in 2018 compared to an increase of $91.1 million in 2018.  The decrease in short-term borrowings is mainly a result of the growth in deposit balances, which allowed the Company to pay down short-term Federal Home Loan Bank Advances during the year.

Loan Portfolio

Maturities and Sensitivities of Loans to Interest Rates

The following schedule shows the composition of loans and the percentage of loans in each category at the dates indicated. Balances include unamortized loan origination fees and costs.

Years Ended December 31,	2018		2017		2016		2015		2014
Commercial Real Estate	$578,181	33.3%	$512,502	32.5%	$445,966	31.2%	$408,534	31.5%	$222,573	33.5%
Commercial	244,742	14.1	219,973	13.9	204,359	14.3	199,457	15.4	120,139	18.1
Residential Real Estate	492,133	28.4	468,884	29.7	430,195	30.1	394,582	30.4	183,853	27.7
Consumer	221,795	12.8	212,935	13.5	218,100	15.3	185,077	14.3	137,276	20.7
Agricultural	198,989	11.4	163,087	10.4	129,015	9.1	109,215	8.4	11	0.0
Total Loans	$1,735,840	100.0%	$1,577,381	100.0%	$1,427,635	100.0%	$1,296,865	100.0%	$663,852	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for commercial and commercial real estate loans listed above as of December 31, 2018:

Types of Loans	1 Year or less	1 to 5 Years	Over 5 Years
Commercial	$58,805	$122,477	$63,460
Commercial Real Estate	$17,490	$133,792	$426,899
Agricultural	$18,369	$28,335	$152,285

The amounts of commercial, commercial real estate and agricultural loans as of December 31, 2018, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$68,989	$593,881	$662,870
Fixed Rates of Interest	25,675	333,367	359,042
Total Loans	$94,664	$927,248	$1,021,912

Total loans were $1.7 billion at year-end 2018, compared to $1.6 billion at year-end 2017.  Loans grew 10% organically during the past twelve months.  The organic increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  Most of the increase in loans has occurred in the commercial real estate, agricultural, residential real estate and commercial loan portfolios.  Loans comprised 78.7% of the Bank’s average earning assets in 2018, compared to 77.7% in 2017.  The Company has also experienced growth in its originated loans portfolio as a result of loans previously acquired from earlier bank mergers being renewed and recorded into the originated book.  The product mix in the loan portfolio includes commercial loans comprising 14.1%, residential real estate loans 28.4%, commercial real estate loans 33.3%, consumer loans 12.8% and agricultural loans 11.4% at December 31, 2018, compared with 13.9%, 29.7%, 32.5%, 13.5% and 10.4%, respectively, at December 31, 2017.

Loans contributed 85.7% of total taxable equivalent interest income in 2018 and 84.3% in 2017.  Loan yields were 4.91% in 2018, 40 basis points greater than the average rate for total earning assets.  Management recognizes that while the loan portfolio holds some of the Bank’s’ highest yielding assets, it is inherently the most risky portfolio.  Accordingly, management attempts to balance credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process.  To minimize risks associated with changes in the borrower’s future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral. Commercial loans at December 31, 2018 increased 11.3% from year-end 2017 with outstanding balances of $244.7 million.  The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank.  The mix is diverse, covering a wide range of borrowers, business types and local municipalities.  The Bank monitors and controls concentrations within a particular industry or segment of the economy.  These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Residential real estate mortgage loans increased 5% to $492.1 million at December 31, 2018, compared to $468.9 million in 2017.  Farmers originated both fixed rate and adjustable rate mortgages during 2018.  Fixed rate terms are generally limited to fifteen-year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial real estate loans increased from $512.5 million at December 31, 2017 to $578.2 million at December 31, 2018, an increase of $65.7 million or 12.8%.  The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate.  These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers.

The growth in the commercial and commercial real estate loan portfolios was consistent with the improvements in the local economy.  Several new projects announced in the Company’s market area, along with relatively decreased levels of unemployment have led small business owners to expand or make additional investments in their operations.

Agricultural loans increased from $163.1 million in 2017 to $199.0 million in 2018, an increase of $35.9 million or 22%.  The Company’s agricultural loan portfolio contains a diverse mix of dairy, crops, land, poultry and cattle loans.

Summary of Loan Loss Experience

The following is an analysis of the allowance for loan losses for the periods indicated:

Years Ended December 31,	2018	2017	2016	2015	2014
Balance at Beginning of Year	$12,315	$10,852	$8,978	$7,632	$7,568
Charge-Offs:
Commercial Real Estate	0	(207)	(349)	(536)	(151)
Commercial	(220)	(375)	(245)	(290)	(185)
Residential Real Estate	(318)	(162)	(188)	(320)	(585)
Consumer	(2,318)	(2,542)	(2,019)	(2,058)	(2,213)
Total Charge-Offs	(2,856)	(3,286)	(2,801)	(3,204)	(3,134)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	126	592	15	130	125
Commercial	190	66	45	9	29
Residential Real Estate	148	100	112	122	77
Consumer	669	641	633	779	1,087
Total Recoveries	1,133	1,399	805	1,040	1,318
Net Charge-Offs	(1,723)	(1,887)	(1,996)	(2,164)	(1,816)
Provision For Loan Losses	3,000	3,350	3,870	3,510	1,880
Balance at End of Year	$13,592	$12,315	$10,852	$8,978	$7,632
Ratio of Net Charge-offs to Average Loans Outstanding	0.10%	0.13%	0.15%	0.22%	0.28%
Allowance for Loan Losses/Total Loans	0.78	0.78	0.76	0.69	1.15

Provisions charged to operations amounted to $3 million in 2018, compared to $3.4 million in 2017, a decrease of $350 thousand.  This decrease is primarily due to the lower level of net charge-offs as a percentage of loans outstanding in 2018.  Net charge-offs for the year ended December 31, 2018 were $1.7 million, $164 thousand or 8.7% less than net charge-offs for the year ended December 31, 2017.  The allowance for loan losses to total loans remained at 0.78% at December 31, 2018 and 2017.  When the acquired loans from previous mergers are excluded the ratio is 0.92% at December 31, 2018 and 0.97% at December 31, 2017, and compares similarly with the periods prior to 2016 presented in the above table. Additionally, when loans collectively evaluated for impairment, which excludes acquired loans, are compared to the allowance for loan losses for loans collectively evaluated for impairment the ratio is 0.96% for the year ended December 31, 2018, compared to 0.97% for the year ended December 31, 2017.  Nonperforming loans to total loans decreased slightly from 0.49% at December 31, 2017 to 0.45% at December 31, 2018.  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.

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

The allowance for loan losses increased $1.3 million during the year.  Aside from the various credit quality metrics discussed above, another reason for the increase in the current year allowance for loan losses was an increase in the size of the loan portfolio.  Loan growth in 2018 amounted to 10%.

At December 31, 2018, commercial loans collectively evaluated for impairment totaled $264.2 million with an allowance allocation of $2.1 million compared to commercial loans collectively evaluated for impairment of $225.3 million with an allowance for loan losses of $2.0 million at December 31, 2017.  The commercial loan portfolio experienced a provision of $112 thousand, compared to a $446 thousand provision in 2017.  Impaired loans are carried at the fair value of the underlying collateral, less estimated disposition costs, if repayment of the loan is expected to be solely dependent on the sale of the collateral.  Otherwise, impaired loans are carried at the present value of expected cash flows.

Typically, commercial and commercial real estate loans are identified as impaired when they become ninety days past due, or earlier if management believes it is probable that the Company will not collect all amounts due under the terms of the loan agreement.  When Farmers identifies a loan as impaired and concludes that the loan is collateral dependent, Farmers performs an internal collateral valuation as an interim measure.  Farmers typically obtains an external appraisal to validate its internal collateral valuation as soon as is practical and adjusts the associated specific loss reserve, if necessary.

The ratio of the allowance for loan losses to non-performing loans at December 31, 2018 improved to 175.81%, compared to 160.04% at December 31, 2017.  Increases in nonaccrual loans in the residential real estate loan and agricultural loan portfolios were offset by decreases in the commercial real estate and commercial loan portfolios.  The balance in the allowance for loan losses increased in 2018, with the increased loan portfolio size, to $13.6 million compared to $12.3 million in 2017.

Nonperforming Assets
December 31,	2018	2017	2016	2015	2014
Nonaccrual loans:
Commercial Real Estate	$422	$717	$1,410	$3,803	$3,273
Commercial	946	1,192	1,361	1,609	1,645
Residential Real Estate	4,166	4,038	2,636	3,116	2,881
Consumer	495	660	396	457	126
Agricultural	736	56	686	73	83
Total Nonaccrual Loans	$6,765	$6,663	$6,489	$9,058	$8,008
Loans Past Due 90 Days or More	966	1,032	1,681	1,387	473
Total Nonperforming Loans	$7,731	$7,695	$8,170	$10,445	$8,481

Other Real Estate Owned	0	171	482	942	148
Total Nonperforming Assets	$7,731	$7,866	$8,652	$11,387	$8,629

Loans modified in troubled debt restructurings	$5,520	$4,980	$7,007	$9,325	$8,110
TDRs included in Nonaccrual Loans	$2,997	$2,624	$3,113	$4,733	$1,436
Percentage of Nonperforming Loans to Total Loans	0.45%	0.49%	0.57%	0.81%	1.28%
Percentage of Nonperforming Assets to Total Assets	0.33%	0.36%	0.44%	0.61%	0.76%
Loans Delinquent 30-89 days	8,877	10,191	12,746	9,129	5,426
Percentage of Loans Delinquent 30-89 days to Total Loans	0.51%	0.65%	0.89%	0.70%	0.82%

The Company has forgone interest income of approximately $440 thousand from nonaccrual loans as of December 31, 2018 that would have been earned, over the life of the loans, if all loans had performed in accordance with their original terms.

Net charge-offs as a percentage of average loans outstanding decreased from 0.13% for 2017 to 0.10% for 2018 as a result of the larger loan portfolio and improved loan quality.  Net charge-offs decreased from $1.9 million in 2017 to $1.7 million in 2018.  An increase in gross charge-offs was experienced in the residential real estate loan portfolios of $156 thousand, but that was offset by decreases in the commercial real estate, commercial and industrial and consumer loan portfolios of $207 thousand, $155 thousand and $224 thousand, respectively.

The following table summarizes the Company’s allocation of the allowance for loan losses for the past five years:

December 31,	2018		2017		2016		2015		2014
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial Real Estate	$5,036	42.1%	$4,260	40.0%	$3,577	37.4%	$3,127	37.5%	$2,676	33.5%
Commercial	2,093	16.8	2,011	16.8	1,874	17.2	1,373	17.8	1,420	18.1
Residential Real Estate	2,837	28.3	2,521	29.7	2,205	30.1	1,845	30.4	1,689	27.7
Consumer	2,963	12.8	2,848	13.5	2,766	15.3	2,160	14.3	1,663	20.7
Unallocated	663	0	675	0	430	0	473	0	184	0
	$13,592	100.0%	$12,315	100.0%	$10,852	100.0%	$8,978	100.0%	$7,632	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2018 occurred in the same proportions or that the allocation indicates future charge-off trends.  The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios.  In previous years, the indirect installment loan category has represented the largest percentage of loan losses.  The consumer loan category represents approximately 12.8% of total loans and in 2018, the gross charge-offs accounted for 81.2% of the losses of the entire loan portfolio.  For the commercial loan category, which represents 16.8% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications.  The gross charge-offs in the commercial loan portfolio, was $220 thousand for 2018.

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

As of December 31, 2018, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans.  As of that date, there were also no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The investment securities portfolio increased $10.8 million in 2018.  This increase is a result of asset growth in 2018 and maintaining the security portfolio at a constant level, as a percentage of total assets.  The Company’s investment strategy is to maintain a diverse investment security portfolio with a higher concentration in tax-free municipal securities and mortgage-backed securities that are issued by U.S. Government sponsored enterprises.  Farmers sold $16.2 million in securities in 2018, resulting in net security gains of $271 thousand.  Farmers recognized market appreciation on faster paying mortgage-backed securities and recognized losses on lower rated municipal securities, and reinvested in new mortgage-backed securities and higher rated municipal securities to further diversify the securities portfolio. During 2014, the Company created the Investment subsidiary to hold municipal securities and take advantage of more favorable tax treatment.  At December 31, 2018, the Investment entity had a balance of $97.4 million in general market municipal securities.

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

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages.  Prepayment estimates for mortgage-backed securities are performed at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of the mortgage-backed security portfolio.  Prepayments that are faster than anticipated may shorten the life of the security and may result in faster amortization of any premiums paid and thereby reduce the net yield on such securities.  During periods of increasing mortgage interest rates, refinancing generally slows as do the prepayments of the underlying mortgages and the related security.  All holdings of mortgage-backed securities were issued by U.S. Government sponsored enterprises.

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

Type

December 31,	2018	2017
U.S. Treasury securities	$1,447	$4,278
U.S. government sponsored enterprise debt securities	4,562	4,639
Mortgage-backed securities - residential and collateralized mortgage obligations	171,119	177,571
Small Business Administration	11,930	14,212
Obligations of states and political subdivisions	211,944	191,003
Corporate bonds	1,188	1,234
Equity securities	495	394
Other investments measured at net asset value	6,635	5,185
	$409,320	$398,516

A summary of debt securities held at December 31, 2018 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

Type and Maturity Grouping	December 31, 2018
	Fair Value	Weighted Average Yield (1)
U.S. Treasury securities
Maturing within one year	$447	1.63%
Maturing after one year but within five years	707	2.10%
Maturing after five years but within ten years	293	2.12%
Total U.S. Treasury securities	$1,447	1.96%

U.S. government sponsored enterprise debt securities
Maturing within one year	$1,241	1.43%
Maturing after one year but within five years	2,316	2.02%
Maturing after five years but within ten years	955	2.89%
Maturing after ten years	50	4.30%
Total U.S. government sponsored enterprise debt securities	$4,562	2.07%

Mortgage-backed securities - residential and collateralized mortgage obligations (2)
Maturing within one year	$21,634	2.48%
Maturing after one year but within five years	64,268	2.50%
Maturing after five years but within ten years	50,340	2.62%
Maturing after ten years	34,877	2.79%
Total mortgage-backed securities	$171,119	2.59%

Small Business Administration
Maturing within one year	$10	3.89%
Maturing after one year but within five years	5,269	2.37%
Maturing after five years but within ten years	6,651	1.93%
Total small business administration	$11,930	2.12%

Obligations of states and political subdivisions
Maturing within one year	$3,734	2.78%
Maturing after one year but within five years	37,750	3.50%
Maturing after five years but within ten years	145,421	3.94%
Maturing after ten years	25,039	3.78%
Total obligations of states and political subdivisions	$211,944	3.82%

Corporate bonds
Maturing within one year	$179	3.89%
Maturing after one year but within five years	908	2.37%
Maturing after five years but within ten years	101	1.93%
Total other securities	$1,188	2.12%

(1)

The weighted average yield has been computed by dividing the total contractual interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding.  The weighted average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis.  The amounts of adjustments to interest which are based on the new statutory tax rate of 21% as written in the Tax Cuts and Jobs Act were $21 thousand, $259 thousand, $1.2 million and $202 thousand for the four ranges of maturities.

(2)	Payments based on contractual maturity.

Premises and Equipment

Premises and equipment had a net decrease of $1.1 million in 2018 as a result of depreciation of $1.5 million.  This was offset by new additions of premises and equipment amounting to $450 thousand.

Deposits

Deposits represent the Company’s principal source of funds.  The deposit base consists of demand deposits, savings, money market accounts and other time deposits, including $25 million in brokered time deposits which were added for the first time in 2018.  During the year, the Company’s average total deposits increased from $1.559 billion in 2017 to $1.681 billion in 2018, representing an increase of 7.8%.  Noninterest demand deposits increased $25.7 million in 2018.  Average interest bearing demand deposits increased $101.0 million, which was offset by a decrease in savings deposits of $55.8 million since December 31, 2017.  With interest rates increasing during 2018, customers had more incentive to commit funds to term deposit accounts.  Average time deposits increased $51.1 million in 2018.  The Company’s focus is on core deposit growth and Farmers will continue to price deposit rates to remain competitive within the market and to retain customers.  At December 31, 2018, core deposits – savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 93.8% of total deposits.

Bank Owned Life Insurance

Farmers’ owns bank owned life insurance policies on the lives of certain members of management.  The purpose of this investment is to help fund the costs of employee benefit plans.  The cash surrender value of these policies was $34.8 million at December 31, 2018, compared to $33.9 million at December 31, 2017.

Borrowings

Average short-term borrowings decreased $44.8 million or 15.5% since December 31, 2017 as a result of loan growth outpacing deposit growth in 2018.  The decrease was a result of the nearly $70 million of securities sold under repurchase agreements converting to interest bearing checking accounts.  This was offset by the $25 million increase in short-term Federal Home Loan Advances (“FHLB”).  Average Long-term borrowings decreased $1.0 million as maturing FHLB advances were refinanced with short-term advances to capitalize on the favorable interest rates.  See Note 11 and 12 within Item 8 of this Annual report on Form 10-K for additional detail.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2018, the Company’s significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments.  Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments
12/31/2018
	Note
	Ref.	2019	2020	2021	2022	2023	Thereafter
Deposits without maturity		$1,427,260
Certificates of deposit and brokered time deposits	9	172,193	86,876	63,455	15,934	26,862	7,140
Repurchase agreements	11	4,409
Short-term borrowed funds	11	350
Short-term FHLB advances	11	240,000
Long-term borrowings	12	996	860	792	729	398	2,258
Operating leases	8	453	394	381	250	146	711

There is also a $2 million additional commitment to SBIC investment funds over the next several years.  The payments have no predetermined due dates at year end 2018.  Note 13 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements.  Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

At December 31, 2018, the Company did not engage in derivatives or hedging contracts that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet.  Management’s policy is to not engage in derivatives contracts for speculative trading purposes.  The Company does utilize interest-rate swaps as a way of helping manage interest rate risk and not as derivatives for trading purposes.  See Note 21 within Item 8 of this Annual report on Form 10-K for additional detail.

Capital Resources

Total Stockholders’ Equity increased 8.4% from $242.1 million at December 31, 2017 to $262.3 million in 2018.  The increase is due to the net income addition to retained earnings less the amount of dividends paid.  During the year, shareholders received a total of $0.30 per share cash dividends paid in the past four quarters, a 36.4% increase compared to the $0.22 cash dividend per share paid in 2017.  Book value increased 7.4% from $8.79 per share at December 31, 2017 to $9.44 per share at December 31, 2018.  The Company’s tangible book value also increased from $7.14 per share at December 31, 2017 to $7.86 per share at December 31, 2018, an increase of 10.1%.

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC.  The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined).  Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators.  At December 31, 2018, under the new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III), Farmers Bank and Farmers are required to have minimum capital ratios.  Actual and minimum ratios are detailed in Note 15 of the Consolidated Financial Statements.  Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2018 and 2017.  At year-end 2018 and 2017, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies.  U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired.  The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace.  The goodwill value is supported by revenue that is in part driven by the volume of business transacted.  A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.  U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information.  At December 31, 2018, on a consolidated basis, Farmers had intangibles of $5.8 million subject to amortization and $38.2 million of goodwill, which was not subject to periodic amortization.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2018 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

	2018	2017	ALCO
Changes In Interest Rate (basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	1.8%	-1.9%	15%
+200	1.6%	-1.0%	10%
+100	0.9%	-0.5%	5%
-100	-3.0%	-3.3%	5%
Net Present Value Of Equity Change
+300	15.2%	-7.5%	20%
+200	11.8%	-3.7%	15%
+100	8.2%	0.3%	10%
-100	-16.6%	-7.2%	10%

It should be noted that at December 31, 2018, the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at December 31, 2018 and 2017.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Crowe LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report dated March 5, 2019.

/s/ Kevin J. Helmick	/s/ Carl D. Culp
Kevin J. Helmick	Carl D. Culp
President and Chief Executive Officer	Senior Executive Vice President and Treasurer

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

Farmers National Banc Corp.

Canfield, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/ Crowe LLP

Crowe LLP

We have served as the Company’s auditor since 2003.

Cleveland, Ohio

March 5, 2019

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2018	2017
ASSETS
Cash and due from banks	$18,042	$17,785
Federal funds sold and other	39,884	39,829
TOTAL CASH AND CASH EQUIVALENTS	57,926	57,614

Securities available for sale	402,190	392,937
Equity securities	7,130	5,579
Loans held for sale	1,237	272
Loans	1,735,840	1,577,381
Less allowance for loan losses	13,592	12,315
NET LOANS	1,722,248	1,565,066

Premises and equipment, net	21,211	22,286
Goodwill	38,201	38,201
Other intangibles	5,751	7,168
Bank owned life insurance	34,758	33,877
Other assets	38,212	36,069
TOTAL ASSETS	$2,328,864	$2,159,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$421,950	$412,346
Interest-bearing	1,352,770	1,192,373
Brokered time deposits	25,000	0
TOTAL DEPOSITS	1,799,720	1,604,719

Short-term borrowings	244,759	289,565
Long-term borrowings	6,033	6,994
Other liabilities	16,032	15,717
TOTAL LIABILITIES	2,066,544	1,916,995

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common Stock - Authorized 50,000,000 shares in 2018 and 35,000,000 in 2017; issued 28,179,598 in 2018 and 2017	186,163	186,903
Retained earnings	83,630	59,208
Accumulated other comprehensive income (loss)	(4,030)	596
Treasury stock, at cost; 387,697 shares in 2018 and 635,550 shares in 2017	(3,443)	(4,633)
TOTAL STOCKHOLDERS' EQUITY	262,320	242,074
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,328,864	$2,159,069

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2018	2017	2016
INTEREST AND DIVIDEND INCOME
Loans, including fees	$79,835	$69,934	$63,109
Taxable securities	4,928	4,899	5,058
Tax exempt securities	5,707	4,763	3,650
Dividends	652	537	515
Federal funds sold and other interest income	644	394	166
TOTAL INTEREST AND DIVIDEND INCOME	91,766	80,527	72,498

INTEREST EXPENSE
Deposits	8,139	4,490	3,221
Short-term borrowings	4,936	2,167	689
Long-term borrowings	190	224	468
TOTAL INTEREST EXPENSE	13,265	6,881	4,378
NET INTEREST INCOME	78,501	73,646	68,120
Provision for loan losses	3,000	3,350	3,870
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	75,501	70,296	64,250

NONINTEREST INCOME
Service charges on deposit accounts	4,254	4,077	4,010
Bank owned life insurance income, including death benefits	881	831	814
Trust fees	7,126	6,431	6,235
Insurance agency commissions	2,621	2,407	1,560
Security gains, including change in fair value for equity securities	271	4	73
Retirement plan consulting fees	1,684	1,857	1,990
Investment commissions	1,103	919	1,210
Net gains on sale of loans	2,729	3,066	2,843
Debit card and EFT fees	3,351	3,089	2,661
Other operating income	1,479	1,370	1,848
TOTAL NONINTEREST INCOME	25,499	24,051	23,244

NONINTEREST EXPENSE
Salaries and employee benefits	35,976	34,759	31,908
Occupancy and equipment	6,478	6,292	6,615
State and local taxes	1,887	1,663	1,544
Professional fees	2,856	2,891	2,757
Merger related costs	(155)	888	563
Advertising	1,559	1,527	1,462
FDIC insurance	899	869	1,055
Intangible amortization	1,418	1,494	1,461
Core processing charges	3,073	2,880	2,699
Telephone and data	1,061	973	930
Other operating expenses	7,665	6,950	8,458
TOTAL NONINTEREST EXPENSE	62,717	61,186	59,452
INCOME BEFORE INCOME TAXES	38,283	33,161	28,042

INCOME TAXES	5,714	10,450	7,485
NET INCOME	$32,569	$22,711	$20,557

EARNINGS PER SHARE:
Basic	$1.18	$0.82	$0.76
Diluted	$1.16	$0.82	$0.76

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2018	2017	2016
NET INCOME	$32,569	$22,711	$20,557

Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	(5,343)	5,107	(4,270)
Reclassification adjustment for (gains) losses realized in income	(283)	(4)	(73)
Net unrealized holding gains (losses)	(5,626)	5,103	(4,343)
Income tax effect	1,169	(1,786)	1,520
Unrealized holding gains (losses), net of reclassification and tax	(4,457)	3,317	(2,823)

Change in funded status of post-retirement health plan	0	(55)	(156)
Income tax effect	0	19	55
Change in funded status of post-retirement health plan, net of tax	0	(36)	(101)

Other comprehensive income (loss), net of tax	(4,457)	3,281	(2,924)

TOTAL COMPREHENSIVE INCOME	$28,112	$25,992	$17,633

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2018	2017	2016
COMMON STOCK
Balance at beginning of year	$186,903	$178,317	$176,287
Issued 247,853 in 2018 and 18,928 in 2017 treasury shares under the Long Term Incentive Plan	(2,415)	(133)	0
Issued 465,787 shares in 2017 and 123,280 in 2016 as part of business combinations	0	6,358	1,138
Stock compensation expense for unvested shares	1,675	2,361	892
Balance at end of year	186,163	186,903	178,317

RETAINED EARNINGS
Balance at beginning of year	59,208	42,547	26,316
Cumulative effect adjustment upon adoption of ASU 2016-01	169	0	0
Beginning balance adjusted	59,377	42,547	26,316
Net income	32,569	22,711	20,557
Decrease as a result of shares issued under the Long Term Incentive Plan	0	(5)	0
Increase as a result of a contingent payment as part of a business combination	0	73	0
Reclassification of disproportionate tax effects	0	(106)	0
Dividends declared: $.30 cash dividends per share in 2018, $.22 per share in 2017 and $.16 per share in 2016	(8,316)	(6,012)	(4,326)
Balance at end of year	83,630	59,208	42,547

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	596	(2,791)	133
Cumulative effect adjustment upon adoption of ASU 2016-01	(169)	0	0
Beginning balance adjusted	427	(2,791)	133
Reclassification of disproportionate tax effects	0	106	0
Other comprehensive income (loss)	(4,457)	3,281	(2,924)
Balance at end of year	(4,030)	596	(2,791)

TREASURY STOCK, AT COST
Balance at beginning of year	(4,633)	(4,857)	(4,689)
Issued 11,669 shares in contingent payments as part of a business combination	0	85	0
Reissued 324,978 and 18,928 shares in 2018 and 2017 under the Long Term Incentive Plan	2,415	139	0
Purchased 19,900 shares in 2016	0	0	(168)
Retained 77,125 shares to cover tax withholdings under the Long Term Incentive Plan	(1,225)	0	0
Balance at end of year	(3,443)	(4,633)	(4,857)
TOTAL STOCKHOLDERS' EQUITY AT END OF YEAR	$262,320	$242,074	$213,216

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,569	$22,711	$20,557
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,000	3,350	3,870
Depreciation and amortization	2,991	3,139	3,667
Net amortization of securities	2,798	1,823	2,216
Available for sale security gains	(283)	(4)	(73)
Realized and unrealized gains on equity securities	12	0	0
Loss (gain) on land and building sales, net	0	53	(238)
Stock compensation expense	1,675	2,361	892
Loss on sale of other real estate owned	(16)	20	277
Earnings on bank owned life insurance	(881)	(831)	(814)
Origination of loans held for sale	(79,007)	(56,810)	(64,599)
Proceeds from loans held for sale	80,771	59,959	68,856
Net gains on sale of loans	(2,729)	(3,066)	(2,843)
Net change in other assets and liabilities	(911)	(2,139)	(7,273)
NET CASH FROM OPERATING ACTIVITIES	39,989	30,566	24,495

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	37,012	43,104	59,904
Proceeds from sales of securities available for sale	16,162	54,497	11,493
Purchases of securities available for sale	(69,241)	(114,600)	(52,628)
Proceeds from sale of equity securities	79	0	0
Purchases of equity securities	(1,642)	0	0
Purchases of restricted stock	(1,246)	(842)	(200)
Loan originations and payments, net	(160,204)	(132,597)	(133,248)
Proceeds from sale of other real estate owned	209	643	665
Purchase of bank owned life insurance	0	(3,000)	0
Proceeds from land and building sales	0	439	479
Additions to premises and equipment	(450)	(956)	(788)
Net cash (paid) received in business combinations	0	16,203	(1,073)
NET CASH FROM INVESTING ACTIVITIES	(179,321)	(137,109)	(115,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	195,001	45,377	115,709
Net change in short-term borrowings	(44,806)	91,105	(27,372)
Repayments of long-term borrowings	(1,010)	(8,091)	(7,178)
Cash dividends paid	(8,316)	(6,012)	(4,326)
Repurchase of common shares	(1,225)	0	(168)
NET CASH FROM FINANCING ACTIVITIES	139,644	122,379	76,665
NET CHANGE IN CASH AND CASH EQUIVALENTS	312	15,836	(14,236)

Beginning cash and cash equivalents	57,614	41,778	56,014
Ending cash and cash equivalents	$57,926	$57,614	$41,778

Supplemental cash flow information:
Interest paid	$12,906	$6,754	$4,316
Income taxes paid	$7,300	$8,800	$9,410

Supplemental noncash disclosures:
Transfer of loans and property to other real estate owned	$22	$279	$482
Issuance of stock for business combinations	$0	$6,358	$1,138
Issuance of stock awards	$2,415	$139	$0
Security purchases not settled	$1,642	$0	$927
Contingent consideration for business combination	$180	$85	$880

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts in Thousands except Per Share Data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. and its wholly-owned subsidiaries, The Farmers National Bank of Canfield (“Bank” or “Farmers Bank”), Farmers Trust Company (“Farmers Trust”), National Associates, Inc. (“NAI”) and Farmers National Captive, Inc. (“Captive”).  Captive was formed during 2016 and is a wholly-owned insurance subsidiary of the Company.  The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Farmers Investments”).  The Company acquired Monitor Bancorp, Inc. (“Monitor”), the holding company of Monitor Bank in 2017 and consolidated the activity within the Bank.  The Bank acquired Bowers Insurance Agency, Inc. (“Bowers”) and consolidated the activity of Bowers with Farmers Insurance during 2016, see Note 2.  Together all entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through the Bank.  As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  The primary area served by the Bank is the northeastern region of Ohio through thirty nine (39) locations and two-branch location in southwestern Pennsylvania.  The Company provides trust services through its Farmers Trust subsidiary, retirement consulting services through its NAI subsidiary and insurance services through the Bank’s Insurance subsidiary.  Farmers Trust has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions.  The primary purpose of Farmers Investments is to invest in municipal securities.  Captive provides property and casualty insurance coverage to the Company and its subsidiaries.  Captive pools resources with thirteen similar insurance subsidiaries of financial institutions to spread a limited amount of risk among the pool members and to provide insurance where not currently available or economically feasible in today’s insurance market place.

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

Cash Flows: Cash and cash equivalents include cash on hand, deposits with other financial institutions and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.  Net cash flows are reported for loan and deposit transactions, short-term borrowings and other assets and liabilities.

Securities: Debt securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  Equity securities with readily determinable fair values are carried at fair value, with changes in fair value reported in net income.  Prior to 2018, equity securities with readily determinable fair values were classified as available for sale, carried at fair value with unrealized holding gains and losses reported in other comprehensive income, net of tax.

On January 1, 2018, the Company adopted the new accounting standard for Financial Instruments, which requires equity investments to be measured at fair value with changes in fair value recognized in net income.  The adoption of this guidance resulted in a $169 thousand increase to beginning retained earnings and a $169 thousand decrease to accumulated other comprehensive income.

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

Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis, and more frequently when economic or market conditions warrant.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.  Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.  Consumer loans are typically charged off no later than 120 days past due.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

Purchased Credit Impaired Loans: The Company purchased loans that have shown evidence of credit deterioration since origination.  These loans were recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses.  The Company estimates the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan.  The excess of the loan’s contractual principal and interest over expected cash flows is not recorded.

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

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer.  However, most of the Company’s business activity is with customers located within Northeastern Ohio.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of a nine county area.  Loans secured by real estate represent 70.5% of the total portfolio and changes related to the real estate markets are monitored by management.

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

All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.  Servicing assets are evaluated for impairment based upon the fair value of the assets compared to carrying amount.  Any impairment is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.  There was no valuation allowance impairment against servicing assets as of December 31, 2018 or 2017.

Servicing fee income is recorded when earned for servicing loans based on a contractual percentage of the outstanding principal or a fixed amount per loan.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  Servicing fees, late fees and ancillary fees related to loan servicing are not considered significant for financial reporting.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  These assets are recorded in other assets on the balance sheets as other real estate owned (“OREO”).  OREO totaled $0 at December 31, 2018 and $171 thousand at December 31, 2017.  Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost.  Premises and equipment are stated at cost, less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Restricted Stock: The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is also a member of and owns stock in the Federal Reserve Bank.  These stocks are carried at cost, classified as restricted securities included in other assets, and periodically evaluated for impairment based on ultimate recovery of par value.  Restricted stock totaled $11.7 million at December 31, 2018 and $10.5 million at December 31, 2017.  Both cash and stock dividends are reported as income.

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

Goodwill and Other Intangible Assets: Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date.  Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually.  The Company has selected September 30 as the date to perform the annual goodwill impairment tests associated with the acquisition of the Farmers Trust, NAI, First National Bank of Orrville, 1st National Community Bank, Bowers and Monitor.  Intangible assets with definite useful lives are amortized over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on the balance sheet.  Core deposit intangible assets arising from bank acquisitions are amortized over their estimated useful lives of 7 to 8 years.  Non-compete contracts are amortized on a straight line basis, over the term of the agreements.  Customer relationship and trade name intangibles are amortized over a range of 13 to 15 years on an accelerated method.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank (“FRB”) was required to meet regulatory reserve and clearing requirements.  The Company had deposits with the FRB of $34.2 million at December 31, 2018 and $30.0 million at December 31, 2017.

Equity: Treasury stock is carried at cost.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank and Farmers Trust to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 7.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments: Operations are managed and financial performance is primarily aggregated and reported in three lines of business, the Bank, Farmers Trust and Retirement Consulting segments.  The Company discloses segment information in Note 22.

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

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases.  The main objective of ASU 2016-02 is to provide users with useful, transparent and complete information about leasing transactions.  ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements.  ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company adopted this ASU on January 1, 2019.  As disclosed in footnote 8, certain leases that the Company has in place require the capitalization of $3.6 million on the balance sheet as an asset and a related liability in the same amount with no income statement effect at January 1, 2019.

In January 2016, FASB issued ASU 2016-01: Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following: 1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this ASU 2016-01 on January 1, 2018 which resulted in a $169 thousand increase to beginning retained earnings and a $169 thousand decrease to accumulated other comprehensive income on the Consolidated Financial Statements.

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606).  The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017.  The new guidance was adopted as of January 1, 2018.  Refer to the Revenue from Contracts with Customers – Note 5 for further discussion on the Company’s accounting for revenue sources within the scope of Accounting Standards Codification (“ASC”) 606.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company continues to accumulate historical credit information, has established an internal committee and has completed the set-up stage of the installation process of new software in preparation of parallel testing in the first quarter of 2019.  Adoption of ASU 2016-13 will happen on January 1, 2020.  Management has not determined the full impact the new standard will have on the Consolidated Financial Statements.

NOTE 2 – BUSINESS COMBINATIONS

During August of 2017, the Company completed the acquisition of Monitor, the holding company of Monitor Bank.  The transaction involved both cash and 465,787 shares of stock totaling $7.5 million.  Pursuant to the terms of the merger agreement, common shareholders of Monitor were entitled to elect to receive consideration in cash or in common shares, without par value, of the Company, subject to an overall limitation of 85% of the Monitor common shares being exchanged for the Company’s common shares and 15% exchanged for cash.  The per share cash consideration of $769.38 was equal to Monitor’s March 31 tangible book value multiplied by 1.25.  Based on the volume weighted average closing price of the Company’s common shares for the 20 trading days ended August 11, 2017 of $14.04, the final stock exchange ratio was 54.80, resulting in an implied value per Monitor common share of $769.38.

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

During June of 2016, the Bank completed the acquisition of Bowers, and merged all activity of Bowers with Farmers Insurance, the Bank’s wholly-owned insurance agency subsidiary.  The Bowers group is engaged in selling insurance, including commercial, farm, home, and auto property/casualty insurance and will help to meet the needs of all the Company’s customers.  The transaction involved both cash and 123,280 shares of stock totaling $3.2 million, including up to $1.2 million of future payments, contingent upon Bowers meeting performance targets, with an estimated fair value at the acquisition date of $880 thousand. The first of three contingent payments were made during July 2017, totaling $316 thousand, which reduced the earnout payable to $564 thousand.  Subsequent to the first payment, management conducted two annual valuations of the contingent consideration and found it necessary to reduce the future payment liability associated with the remaining two payments down to $200 thousand at year end 2017 and $20 thousand at year end 2018.  The $364 thousand and $180 thousand were recorded as a reduction to acquisition related costs on the Consolidated Statements of Income as of December 31, 2017 and 2018, respectively.  The Company conducts this valuation work annually.  The earnout calculation for the second of three contingent payments was completed during June of 2018 and determined that no payment was earned or due.   The acquisition is part of the Company’s plan to increase the levels of noninterest income and to complement the existing insurance services currently being offered.

Goodwill of $1.8 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the companies.  The goodwill was determined not to be deductible for income tax purposes.  The original fair value of other intangible assets of $1.6 million was related to client relationships, company name and noncompetition agreements.

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

The following table presents pro forma information as if the above acquisitions that occurred during 2016 and 2017 actually took place at the beginning of 2016.  The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed date.

	2017	2016
Net interest income	$74,409	$69,341

Net income	$22,776	$20,661

Basic and diluted earnings per share	$0.83	$0.77

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2018 and 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
2018	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$6,111	$0	$(102)	$6,009
State and political subdivisions	211,762	2,075	(1,893)	211,944
Corporate bonds	1,206	0	(18)	1,188
Mortgage-backed securities - residential	154,130	84	(4,167)	150,047
Collateralized mortgage obligations	21,775	72	(775)	21,072
Small Business Administration	12,292	0	(362)	11,930
Totals	$407,276	$2,231	$(7,317)	$402,190

		Gross	Gross
	Amortized	Unrealized	Unrealized
2017	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$8,986	$0	$(69)	$8,917
State and political subdivisions	188,032	3,614	(643)	191,003
Corporate bonds	1,238	4	(8)	1,234
Mortgage-backed securities - residential	161,635	419	(1,604)	160,450
Collateralized mortgage obligations	17,898	0	(777)	17,121
Small Business Administration	14,608	0	(396)	14,212
Totals	$392,397	$4,037	$(3,497)	$392,937

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2018	2017	2016
Proceeds	$16,162	$54,497	$11,493
Gross gains	408	727	389
Gross losses	(125)	(723)	(316)

The tax provision related to these net realized gains was $59 thousand, $2 thousand and $26 thousand respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Available for sale		December 31, 2018
		Amortized
Maturity		Cost	Fair Value
Within one year		$5,611	$5,601
One to five years		41,647	41,682
Five to ten years		146,439	146,769
Beyond ten years		25,382	25,089
Mortgage-backed securities, collateralized mortgage obligations and Small Business Administration		188,197	183,049
	Totals	$407,276	$402,190

Securities with a carrying amount of $194 million at December 31, 2018 and $269 million at December 31, 2017 were pledged to secure public deposits and repurchase agreements. Farmers Trust had securities, with a carrying amount of $100 thousand, at year-end 2018 and 2017, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any other issuer that exceeded 10% of stockholders’ equity, other than the U.S. Government, its agencies and its sponsored entities.

The following table summarizes the investment securities with unrealized losses at December 31, 2018 and 2017 aggregated by major security type and length of time in a continuous unrealized loss position.

2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$648	$(2)	$5,065	$(100)	$5,713	$(102)
State and political subdivisions	23,569	(201)	64,174	(1,692)	87,743	(1,893)
Corporate bonds	516	(4)	672	(14)	1,188	(18)
Mortgage-backed securities - residential	13,002	(114)	126,200	(4,053)	139,202	(4,167)
Collateralized mortgage obligations	20	(1)	14,003	(774)	14,023	(775)
Small Business Administration	11	0	11,919	(362)	11,930	(362)
Total temporarily impaired	$37,766	$(322)	$222,033	$(6,995)	$259,799	$(7,317)

2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$3,970	$(34)	$1,912	$(35)	$5,882	$(69)
State and political subdivisions	33,188	(220)	25,721	(423)	58,909	(643)
Corporate bonds	397	(3)	383	(5)	780	(8)
Mortgage-backed securities - residential	40,072	(400)	53,760	(1,204)	93,832	(1,604)
Collateralized mortgage obligations	1,701	(22)	15,420	(755)	17,121	(777)
Small Business Administration	0	0	14,182	(396)	14,182	(396)
Total temporarily impaired	$79,328	$(679)	$111,378	$(2,818)	$190,706	$(3,497)

The Company’s equity securities include local and regional bank holdings.   No other-than-temporary impairments were recognized during 2017 or 2016.  If an other-than-temporary impairment were to occur, the amount of the impairment recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it would be required to sell the security before recovery of its amortized cost basis.  The previous amortized cost basis less the impairment recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2018, the Company’s security portfolio consisted of 583 securities, 256 of which were in an unrealized loss position.  The majority of unrealized losses are related to the Company’s holdings in securities issued by state and political subdivisions, mortgage-backed securities - residential, collateralized mortgage obligations and Small Business Administration, as discussed below:

Securities issued by State and Political subdivisions

Unrealized losses on debt securities issued by state and political subdivisions have not been recognized into income.  At December 31, 2018 and 2017 all securities issued by state and political subdivisions have investment grade ratings and management does not have the intent and does not expect to be required to sell these securities before their anticipated recovery.  The fair value is expected to recover as the securities approach their maturity date.

Mortgage-backed securities - residential

All of the Company’s holdings of mortgage-backed securities—residential at year end 2018 and 2017 were issued by U.S. Government sponsored enterprises.  Unrealized losses on mortgage-backed securities—residential have not been recognized into income.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities—residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018 and 2017.

Collateralized mortgage obligations

The Company’s portfolio includes collateralized mortgage obligations issued by U.S. Government sponsored enterprises.  The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery.  The Company monitors all securities to ensure adequate credit support and as of December 31, 2018 and 2017, the Company believes there is no other-than-temporary impairment.

Small Business Administration

The Company’s holdings of Small Business Administration securities are issued and backed by the full faith and credit of the U.S. Government.  Unrealized losses on these Small Business Administration securities have not been recognized into income.  The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018 and 2017 because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 4 – LOANS

Loans at year end were as follows:

	2018	2017
Originated loans:
Commercial real estate
Owner occupied	$158,947	$140,321
Non-owner occupied	256,124	199,080
Farmland	110,881	70,534
Other	94,527	89,025
Commercial
Commercial and industrial	227,031	193,347
Agricultural	37,623	32,587
Residential real estate
1-4 family residential	307,794	272,421
Home equity lines of credit	82,690	71,507
Consumer
Indirect	164,509	155,950
Direct	30,277	28,519
Other	11,894	8,876
Total originated loans	$1,482,297	$1,262,167
Acquired loans:
Commercial real estate
Owner occupied	$44,872	$53,031
Non-owner occupied	16,920	20,286
Farmland	40,983	47,754
Other	8,091	11,964
Commercial
Commercial and industrial	18,141	27,094
Agricultural	9,526	12,206
Residential real estate
1-4 family residential	78,786	96,759
Home equity lines of credit	23,617	28,755
Consumer
Direct	9,442	14,378
Other	162	128
Total acquired loans	250,540	312,355
Net deferred loan costs	3,003	2,859
Allowance for loan losses	(13,592)	(12,315)
Net loans	$1,722,248	$1,565,066

Purchased credit impaired loans

As part of the NBOH acquisition in 2015 the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

	2018	2017
Commercial real estate
Owner occupied	$0	$670
Non-owner occupied	292	387
Commercial
Commercial and industrial	899	1,072
Total outstanding balance	$1,191	$2,129
Carrying amount, net of allowance of $0 in 2018 and 2017	$903	$1,733

Accretable yield, or income expected to be collected, is shown in the table below:

	2018	2017
Beginning balance	$170	$247
New loans purchased	0	0
Accretion of income	(77)	(77)
Ending balance	$93	$170

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the years ended December 31, 2018 and 2017.

The following tables present the activity in the allowance for loan losses by portfolio segment for years ended December 31, 2018, 2017 and 2016:

December 31, 2018	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315
Provision for loan losses	650	112	486	1,764	(12)	3,000
Loans charged off	0	(220)	(318)	(2,318)	0	(2,856)
Recoveries	126	190	148	669	0	1,133
Total ending allowance balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592

December 31, 2017	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852
Provision for loan losses	298	446	378	1,983	245	3,350
Loans charged off	(207)	(375)	(162)	(2,542)	0	(3,286)
Recoveries	592	66	100	641	0	1,399
Total ending allowance balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315

December 31, 2016	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,127	$1,373	$1,845	$2,160	$473	$8,978
Provision for loan losses	784	701	436	1,992	(43)	3,870
Loans charged off	(349)	(245)	(188)	(2,019)	0	(2,801)
Recoveries	15	45	112	633	0	805
Total ending allowance balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of December 31, 2018 and 2017.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material:

December 31, 2018	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6	$3	$267	$0	$0	$276
Collectively evaluated for impairment	4,981	2,075	2,534	2,960	663	13,213
Acquired loans collectively evaluated for impairment	49	15	36	3	0	103
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592

Loans:
Loans individually evaluated for impairment	$790	$223	$4,627	$83	$0	$5,723
Loans collectively evaluated for impairment	618,729	264,208	385,702	212,130	0	1,480,769
Acquired loans	110,143	26,916	101,804	9,582	0	248,445
Acquired with deteriorated credit quality	262	641	0	0	0	903
Total ending loans balance	$729,924	$291,988	$492,133	$221,795	$0	$1,735,840

December 31, 2017	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$4	$158	$0	$0	$162
Collectively evaluated for impairment	4,214	1,993	2,322	2,844	675	12,048
Acquired loans collectively evaluated for impairment	46	14	41	4	0	105
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315
Loans:
Loans individually evaluated for impairment	$658	$260	$4,559	$59	$0	$5,536
Loans collectively evaluated for impairment	497,168	225,312	339,143	198,370	0	1,259,993
Acquired loans	131,926	38,503	125,182	14,507	0	310,118
Acquired with deteriorated credit quality	948	786	0	0	0	1,734
Total ending loans balance	$630,700	$264,861	$468,884	$212,936	$0	$1,577,381

The following tables present information related to impaired loans by class of loans as of and for years ended December 31, 2018 and 2017.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$524	$494	$0
Non-owner occupied	40	38	0
Farmland	0	0	0
Commercial
Commercial and industrial	191	162	0
Agricultural	0	0	0
Residential real estate
1-4 family residential	3,451	2,759	0
Home equity lines of credit	379	326	0
Consumer	174	83	0
Subtotal	4,759	3,862	0
With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0
Non-owner occupied	0	0	0
Farmland	258	258	6
Commercial
Commercial and industrial	61	61	3
Agricultural	0	0	0
Residential real estate
1-4 family residential	1,354	1,343	188
Home equity lines of credit	224	199	79
Consumer	0	0	0
Subtotal	1,897	1,861	276
Total	$6,656	$5,723	$276

December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$659	$658	$0
Non-owner occupied	0	0	0
Farmland	0	0	0
Commercial
Commercial and industrial	214	192	0
Agricultural	0	0	0
Residential real estate
1-4 family residential	2,923	2,697	0
Home equity lines of credit	341	319	0
Consumer	145	59	0
Subtotal	4,282	3,925	0
With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0
Non-owner occupied	0	0	0
Farmland	0	0	0
Commercial
Commercial and industrial	68	68	4
Agricultural	0	0	0
Residential real estate
1-4 family residential	1,409	1,387	84
Home equity lines of credit	159	156	74
Consumer	0	0	0
Subtotal	1,636	1,611	162
Total	$5,918	$5,536	$162

The Following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the years ended December 31, 2018, 2017 and 2016.

December 31, 2018	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Owner occupied	$490	$30
Non-owner occupied	26	2
Farmland	0	0
Commercial
Commercial and industrial	335	6
Agricultural	0	0
Residential real estate
1-4 family residential	2,769	186
Home equity lines of credit	309	16
Consumer	72	11
Subtotal	4,001	251
With an allowance recorded:
Commercial real estate
Owner occupied	0	0
Non-owner occupied	0	0
Farmland	193	0
Commercial
Commercial and industrial	68	4
Agricultural	0	0
Residential real estate
1-4 family residential	1,778	47
Home equity lines of credit	166	7
Consumer	3	0
Subtotal	2,208	58
Total	$6,209	$309

December 31, 2017	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Owner occupied	$767	$10
Non-owner occupied	68	2
Farmland	12	0
Commercial
Commercial and industrial	184	4
Agricultural	10	0
Residential real estate
1-4 family residential	2,343	138
Home equity lines of credit	299	15
Consumer	74	11
Subtotal	3,757	180
With an allowance recorded:
Commercial real estate
Owner occupied	134	6
Non-owner occupied	640	28
Farmland	63	0
Commercial
Commercial and industrial	71	4
Agricultural	50	0
Residential real estate
1-4 family residential	837	29
Home equity lines of credit	95	3
Consumer	2	0
Subtotal	1,892	70
Total	$5,649	$250

December 31, 2016	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$1,601	$70
Non-owner occupied	334	5
Farmland	0	0
Commercial
Commercial and industrial	641	15
Agricultural
Residential real estate
1-4 family residential	2,302	145
Home equity lines of credit	221	10
Consumer	97	13
Subtotal	5,196	258
With an allowance recorded:
Commercial real estate
Owner occupied	874	29
Non-owner occupied	1,283	67
Farmland	127	0
Commercial
Commercial and industrial	103	4
Agricultural	73	0
Residential real estate
1-4 family residential	828	36
Home equity lines of credit	85	4
Consumer	1	0
Subtotal	3,374	140
Total	$8,570	$398

Cash basis interest income recognized and interest income recognized was materially equal for 2018, 2017 and 2016.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of December 31, 2018 and 2017:

	2018		2017
	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$340	$0	$501	$0
Non-owner occupied	0	0	0	0
Farmland	30	0	45	0
Commercial
Commercial and industrial	122	0	249	0
Agricultural	158	0	2	0
Residential real estate
1-4 family residential	2,318	185	2,653	393
Home equity lines of credit	644	31	602	8
Consumer
Indirect	346	369	457	361
Direct	54	200	63	153
Other	0	2	0	14
Total originated loans	$4,012	$787	$4,572	$929
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$0	$0
Non-owner occupied	82	0	216	0
Other	0	0	0	0
Farmland	257	0	0	0
Commercial
Commercial and industrial	824	0	943	19
Agricultural	291	0	9	0
Residential real estate
1-4 family residential	1,001	122	613	69
Home equity lines of credit	203	14	170	0
Consumer
Direct	95	43	140	15
Total acquired loans	$2,753	$179	$2,091	$103
Total loans	$6,765	$966	$6,663	$1,032

The following tables present the aging of the recorded investment in past due loans as of December 31, 2018 and 2017 by class of loans:

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$82	$0	$340	$422	$158,161	$158,583
Non-owner occupied	22	0	0	22	255,458	255,480
Farmland	184	0	30	214	110,547	110,761
Other	0	0	0	0	94,242	94,242
Commercial
Commercial and industrial	159	0	122	281	226,320	226,601
Agricultural	69	10	158	237	37,484	37,721
Residential real estate
1-4 family residential	1,964	424	2,503	4,891	302,131	307,022
Home equity lines of credit	64	14	675	753	81,957	82,710
Consumer
Indirect	1,714	755	715	3,184	166,622	169,806
Direct	714	340	254	1,308	29,183	30,491
Other	33	14	2	49	11,845	11,894
Total originated loans:	$5,005	$1,557	$4,799	$11,361	$1,473,950	$1,485,311
Acquired loans:
Commercial real estate
Owner occupied	$321	$0	$0	$321	$44,618	$44,939
Non-owner occupied	0	0	82	82	16,764	16,846
Farmland	0	102	257	359	40,623	40,982
Other	0	0	0	0	8,091	8,091
Commercial
Commercial and industrial	94	0	824	918	17,223	18,141
Agricultural	31	5	291	327	9,198	9,525
Residential real estate
1-4 family residential	750	229	1,123	2,102	76,682	78,784
Home equity lines of credit	208	0	217	425	23,192	23,617
Consumer
Direct	318	257	138	713	8,729	9,442
Other	0	0	0	0	162	162
Total acquired loans	$1,722	$593	$2,932	$5,247	$245,282	$250,529
Total loans	$6,727	$2,150	$7,731	$16,608	$1,719,232	$1,735,840

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$4	$340	$501	$845	$139,081	$139,926
Non-owner occupied	0	0	0	0	198,588	198,588
Farmland	0	0	45	45	70,398	70,443
Other	0	0	0	0	88,703	88,703
Commercial
Commercial and industrial	292	3	249	544	192,335	192,879
Agricultural	74	0	2	76	32,605	32,681
Residential real estate
1-4 family residential	2,044	403	3,046	5,493	266,338	271,831
Home equity lines of credit	155	18	610	783	70,754	71,537
Consumer
Indirect	2,429	829	818	4,076	156,772	160,848
Direct	632	250	216	1,098	27,608	28,706
Other	115	11	14	140	8,736	8,876
Total originated loans:	$5,745	$1,854	$5,501	$13,100	$1,251,918	$1,265,018
Acquired loans:
Commercial real estate
Owner occupied	0	0	0	0	53,051	53,051
Non-owner occupied	0	0	216	216	20,042	20,258
Farmland	454	0	0	454	47,301	47,755
Other	0	0	0	0	11,976	11,976
Commercial
Commercial and industrial	327	96	962	1,385	25,709	27,094
Agricultural	87	0	9	96	12,111	12,207
Residential real estate
1-4 family residential	858	77	682	1,617	95,144	96,761
Home equity lines of credit	161	0	170	331	28,424	28,755
Consumer
Direct	380	151	155	686	13,692	14,378
Other	0	1	0	1	127	128
Total acquired loans	$2,267	$325	$2,194	$4,786	$307,577	$312,363
Total loans	$8,012	$2,179	$7,695	$17,886	$1,559,495	$1,577,381

Troubled Debt Restructurings:

Total troubled debt restructurings were $5.5 million and $5.0 million at December 31, 2018 and 2017 respectively.  The Company has allocated $72 thousand and $68 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2018 and 2017, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at December 31, 2018 and 2017.

During the years ending December 31, 2018, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent increase of the recorded investment in the loan due to a protective advance to pay delinquent real estate taxes or advance new monies; an extension of an interest only period; a deferral of principal payments; a capitalization of interest or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.49% to 3.49%.  There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of five months to 132 months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2018, 2017 and 2016:

		Pre- Modification	Post- Modification
December 31, 2018	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment
Originated loans:
Commercial real estate
Owner occupied	1	$360	$360
Commercial
Commercial and industrial	1	19	19
Residential real estate
1-4 family residential	7	348	348
Home equity lines of credit	6	91	91
Indirect	23	118	118
Consumer	2	19	19
Total originated loans	40	$955	$955
Acquired loans:
Commercial real estate
Non-owner occupied	1	42	42
Farmland	1	258	258
Commercial
Commercial and industrial	7	115	115
Residential real estate
1-4 family residential	7	321	337
Home equity lines of credit	1	32	32
Consumer	2	24	24
Total acquired loans	19	$792	$808
Total loans	59	$1,747	$1,763

The troubled debt restructurings described above did not increase the allowance for loan losses or result in any charge offs during the year ended December 31, 2018.

		Pre- Modification	Post- Modification
December 31, 2017	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	15	$910	$917
Home equity lines of credit	10	234	234
Indirect	29	161	161
Total originated loans	54	$1,305	$1,312
Acquired loans:
Commercial
Commercial and industrial	1	13	13
Residential real estate
1-4 family residential	3	85	85
Home equity lines of credit	1	57	57
Consumer	2	55	55
Total acquired loans	7	$210	$210
Total loans	61	$1,515	$1,522

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

There were two residential real estate loans for $146 thousand for which there were payment defaults within twelve months following the modification of the troubled debt restructuring during the year ended December 31, 2018.  Both loans were past due at December 31, 2018.  There was no effect on the provision for loan losses as a result of this default during 2018.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were no loans for which there were payment defaults within twelve months following the modification of the troubled debt restructuring during the year ended December 31, 2017.

There were two commercial real estate loans for $1.2 million, one residential real estate loan for $1 thousand and one home equity line of credit for $10 thousand modified as troubled debt restructurings for which there were payment defaults within twelve months following the modification during the year ended December 31, 2016.  None of the loans were past due at December 31, 2016.  There was no effect of the provision for loan losses as a result of this default during 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2018	Pass	Special Mention	Sub standard	Total
Originated loans:
Commercial real estate
Owner occupied	$156,892	$945	$746	$158,583
Non-owner occupied	251,240	4,139	101	255,480
Farmland	109,391	1,301	69	110,761
Other	92,669	1,325	248	94,242
Commercial
Commercial and industrial	219,938	4,207	2,456	226,601
Agricultural	37,158	81	482	37,721
Total originated loans	$867,288	$11,998	$4,102	$883,388
Acquired loans:
Commercial real estate
Owner occupied	$43,763	$430	$746	$44,939
Non-owner occupied	16,601	58	187	16,846
Farmland	36,565	668	3,749	40,982
Other	7,434	0	657	8,091
Commercial
Commercial and industrial	16,407	170	1,564	18,141
Agricultural	8,612	346	567	9,525
Total acquired loans	$129,382	$1,672	$7,470	$138,524
Total loans	$996,670	$13,670	$11,572	$1,021,912

December 31, 2017	Pass	Special Mention	Sub standard	Total
Originated loans:
Commercial real estate
Owner occupied	$137,913	$442	$1,571	$139,926
Non-owner occupied	198,043	419	126	198,588
Farmland	70,354	44	45	70,443
Other	88,421	36	246	88,703
Commercial
Commercial and industrial	184,444	5,326	3,109	192,879
Agricultural	32,291	192	198	32,681
Total originated loans	$711,466	$6,459	$5,295	$723,220
Acquired loans:
Commercial real estate
Owner occupied	$51,133	$466	$1,452	$53,051
Non-owner occupied	19,823	63	372	20,258
Farmland	43,694	3,304	757	47,755
Other	11,299	567	110	11,976
Commercial
Commercial and industrial	25,286	2	1,806	27,094
Agricultural	11,200	554	453	12,207
Total acquired loans	$162,435	$4,956	$4,950	$172,341
Total loans	$873,901	$11,415	$10,245	$895,561

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

	Residential Real Estate		Consumer
December 31, 2018	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Originated loans:
Performing	$304,519	$82,035	$169,091	$30,237	$11,892
Nonperforming	2,503	675	715	254	2
Total originated loans	$307,022	$82,710	$169,806	$30,491	$11,894
Acquired loans:
Performing	77,661	23,400	0	9,304	162
Nonperforming	1,123	217	0	138	0
Total acquired loans	$78,784	$23,617	$0	$9,442	$162
Total loans	$385,806	$106,327	$169,806	$39,933	$12,056

	Residential Real Estate		Consumer
December 31, 2017	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Originated loans:
Performing	$268,785	$70,927	$160,030	$28,490	$8,862
Nonperforming	3,046	610	818	216	14
Total originated loans	$271,831	$71,537	$160,848	$28,706	$8,876
Acquired loans:
Performing	96,079	28,585	0	14,223	128
Nonperforming	682	170	0	155	0
Total acquired loans	$96,761	$28,755	$0	$14,378	$128
Total loans	$368,592	$100,292	$160,848	$43,084	$9,004

NOTE 5 – Revenue from Contracts with Customers

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the years ended December 31, 2018 and 2017.  Items outside the scope of ASC 606 are noted as such.  The Company elected the modified retrospective approach of adoption, therefore prior period balances are presented under legacy GAAP and may not be comparable to the current year presentation.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
December 31, 2018
Service charges on deposit accounts	$0	$4,254	$0	$4,254
Debit card and EFT fees	0	3,351	0	3,351
Trust fees	7,126	0	0	7,126
Insurance agency commissions	0	2,621	0	2,621
Retirement plan consulting fees	0	0	1,684	1,684
Investment commissions	0	1,103	0	1,103
Other	0	5,360	0	5,360
Total noninterest income	$7,126	$16,689	$1,684	$25,499

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
December 31, 2017
Service charges on deposit accounts	$0	$4,077	$0	$4,077
Debit card and EFT fees	0	3,089	0	3,089
Trust fees	6,431	0	0	6,431
Insurance agency commissions	0	2,407	0	2,407
Retirement plan consulting fees	0	0	1,857	1,857
Investment commissions	0	919	0	919
Other	0	5,271	0	5,271
Total noninterest income	$6,431	$15,763	$1,857	$24,051

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

Trust fees – Services provided to Farmers Trust customers are a series of distinct services that have the same pattern of transfer each month.  Fees for trust accounts are billed and drafted from trust accounts monthly.  The Company records these fees on the income statement on a monthly basis.  Fees are assessed based on the total investable assets of the customer’s trust account.  A signed contract between the Company and the customer is maintained for all customer trust accounts with payment terms identified.  It is probable that the fees will be collectible as funds being managed are accessible by the asset manager.  Past history of trust fee income recorded by the Company indicates that it is highly unlikely that a significant reversal could occur.  There are no contingent incentive fees recorded by the Company that could be subject to a clawback in future periods.  Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

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

Farmers Insurance also receives incentive checks from the insurance carriers for achieving specified levels of production with particular carriers.  These amounts are recorded into income when a check is received, and there are no contingent amounts associated with these payments that may be clawed back by the carrier in the future.  Similar to the monthly commissions explained in the preceding paragraph, there may be a short time-lag in recording incentive revenue on a cash basis as opposed to estimating the amount of incentive revenue expected to be earned, this does not materially impact the recognition of insurance revenue.  If there were any amounts that would need to be refunded for one specific Farmers Insurance customer, management believes the reversal would not be significant.

Other potential situations surrounding the recognition of Farmers Insurance revenue include the estimating potential refunds due to the likely cancellation of a percentage of customers cancelling their policies and recording revenue at the time of policy renewals.  Management concluded that since Farmers Insurance agency commissions represent only 2.2% of the Company’s total revenue, adjusting the current practice of recording insurance revenue for these situations would not have a material impact on the reporting of total revenue.  Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

Retirement Plan Consulting Fees – The fees earned from retirement plan consulting are generated by NAI.  Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 1.4% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.  Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

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

NOTE 6 – LOAN SERVICING

The Company began servicing loans upon the acquisition of First National Bank’s servicing portfolio in June 2015.  Mortgage loans serviced for others are not reported as assets.  The principal balances of these loans at year-end are as follows:

	2018	2017
Mortgage loan portfolio serviced for:
FHLMC	$226,389	$179,253

Custodial escrow balances maintained in connection with serviced loans were $1.7 million at December 31, 2018 and $1.4 million at December 31, 2017.

Mortgage servicing rights is recorded on the balance sheets as other assets.  Activity for mortgage servicing rights for years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Servicing rights:
Beginning balance	$1,242	$854	$453
Additions	627	701	611
Amortization to expense	(401)	(313)	(210)
Ending balance	$1,468	$1,242	$854

There was no valuation allowance required for mortgage servicing rights at December 31, 2018, 2017 and 2016.

NOTE 7 – FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  ASU 2016-01, which was adopted by the Company as of January 1, 2018, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the years ended December 31, 2018 and 2017 the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$6,009	$0	$6,009	$0
State and political subdivisions	211,944	0	211,944	0
Corporate bonds	1,188	0	1,188	0
Mortgage-backed securities-residential	150,047	0	150,041	6
Collateralized mortgage obligations	21,072	0	21,072	0
Small Business Administration	11,930	0	11,930	0
Equity securities
Equity securities at fair value	495	495	0	0
Other equity investments measured at net asset value	6,635	n/a	n/a	n/a
Total investment securities	$409,320	$495	$402,184	$6
Loan yield maintenance provisions	$767	$0	$767	$0
Financial Liabilities
Interest rate swaps	$767	$0	$767	$0

	Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$8,917	$0	$8,917	$0
State and political subdivisions	191,003	0	191,003	0
Corporate bonds	1,234	0	1,234	0
Mortgage-backed securities-residential	160,450	0	160,442	8
Collateralized mortgage obligations	17,121	0	17,121	0
Small Business Administration	14,212	0	14,212	0
Equity securities
Equity securities at fair value	394	394	0	0
Other equity investments measured at net asset value	5,185	n/a	n/a	n/a
Total investment securities	$398,516	$394	$392,929	$8
Loan yield maintenance provisions	$653	$0	$653	$0
Financial Liabilities
Interest rate swaps	$653	$0	$653	$0

There were no significant transfers between Level 1 and Level 2 during 2018 or 2017.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Investment Securities Available-for-sale (Level 3)
	2018	2017	2016
Beginning Balance	$8	$12	$15
Repayments, calls and maturities	(2)	(4)	(3)
Acquired and/or purchased	0	0	0
Ending Balance	$6	$8	$12

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Farmland	$251	$0	$0	$251
1–4 family residential	640	0	0	640
Consumer	7	0	0	7

	Fair Value Measurements
	at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
1–4 family residential	$740	$0	$0	$740
Consumer	2	0	0	2

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1.1 million, with a valuation allowance of $227 thousand at December 31, 2018, resulting in an additional provision for loan losses of $180 thousand for the year ending December 31, 2018.  At December 31, 2017, impaired loans had a principal balance of $851 thousand, with a valuation allowance of $109 thousand.  Loans measured at fair value throughout the year resulted in an additional provision for loan losses of $272 thousand for the year ending December 31, 2017.  At December 31, 2016, impaired loans had a principal balance of $727 thousand, with a valuation allowance of $173 thousand.  Loans measured at fair value throughout the year resulted in an additional provision for loan losses of $139 thousand for the year ending December 31, 2016.  Excluded from the fair value of impaired loans, at December 31, 2018 and 2017, discussed above are $694 thousand and $763 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

At December 31, 2018, other real estate owned measured at fair value less costs to sell, had a zero net carrying amount.  During the year ended December 31, 2018 the Company did not have any write-downs related to other real estate owned.   The Company had $23 thousand and $36 thousand related write downs during the years ended December 31, 2017 and 2016.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2018 and 2017:

December 31, 2018	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Commercial real estate	$251	Sales comparison	Adjustment for differences between comparable sales	(22.70%) - 16.16% 9.39%
Residential	640	Sales comparison	Adjustment for differences between comparable sales	(49.90%) - 45.99% 6.52%
Consumer	7	Sales comparison	Adjustment for differences between comparable sales	(5.71%) - 5.71% (0.00%)

December 31, 2017	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Residential	740	Sales comparison	Adjustment for differences between comparable sales	(15.76%) - 27.92% 0.53%
Consumer	2	Sales comparison	Adjustment for differences between comparable sales	(21.98%) - 21.98% (0.00%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments measured on a recurring basis and not previously presented, at December 31, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,926	$18,042	$39,884	$0	$57,926
Restricted stock	11,737	n/a	n/a	n/a	n/a
Loans held for sale	1,237	0	1,274	0	1,274
Loans, net	1,722,248	0	0	1,673,626	1,673,626
Accrued interest receivable	7,114	0	2,359	4,755	7,114
Financial liabilities
Deposits	1,799,720	1,427,260	367,306	0	1,794,566
Short-term borrowings	244,759	0	244,759	0	244,759
Long-term borrowings	6,033	0	5,847	0	5,847
Accrued interest payable	990	63	927	0	990

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,614	$17,785	$39,829	$0	$57,614
Restricted stock	10,491	n/a	n/a	n/a	n/a
Loans held for sale	272	0	283	0	283
Loans, net	1,565,066	0	0	1,569,381	1,569,381
Accrued interest receivable	6,669	0	2,255	4,414	6,669
Financial liabilities
Deposits	1,604,719	1,340,814	259,346	0	1,600,160
Short-term borrowings	289,565	0	289,565	0	289,565
Long-term borrowings	6,994	0	6,690	0	6,690
Accrued interest payable	633	46	587	0	633

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

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: Beginning January 1, 2018 the Company used a third party firm that uses cash flow analysis and current market interest rates along with adjustments for credit, liquidity and option risk to conform to the ASU 2016-01 exit price requirement.  At December 31, 2017, management used the discounted cash flow analysis and interest rates being offered for loans with similar terms to borrowers of similar credit quality to estimate fair market value.  Impaired loans are valued at the lower of cost or fair value as described previously.

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

Off-balance Sheet Instruments: The fair value of commitments is not considered material.

NOTE 8 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2018	2017
Land	$4,775	$4,775
Buildings	24,800	24,692
Furniture, fixtures and equipment	14,080	13,739
Leasehold Improvements	482	482
	44,137	43,688
Less accumulated depreciation	(22,926)	(21,402)
NET BOOK VALUE	$21,211	$22,286

Depreciation expense was $1.5 million for year ended December 31, 2018, $1.6 million for year ended December 31, 2017 and $1.7 million for year ended December 31, 2016.

The Company leases certain branch properties under operating leases.  Rent expense was $490, $449, and $362 thousand for 2018, 2017 and 2016, respectively.  In addition to rent expense, under the leases, common area maintenance and property taxes are paid and the amount can fluctuate according to the costs incurred.  Rent commitments including reasonably certain renewal options that are generally present, were as follows:

2019	$453
2020	394
2021	410
2022	303
2023	246
Thereafter	1,660
TOTAL	$3,466

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchases of Monitor in August 2017, Bowers in June 2016 and other past acquisitions totaled $38.2 million at December 31, 2018 and 2017.  The Monitor acquisition is more fully described in Note 2 - Business Acquisitions.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The Fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible:
Customer relationship intangibles	$7,210	$(5,481)	$7,210	$(4,919)
Non-compete contracts	430	(380)	430	(376)
Trade Name	520	(229)	520	(175)
Core deposit intangible	6,254	(2,573)	6,254	(1,776)
Total	$14,414	$(8,663)	$14,414	$(7,246)

Aggregate amortization expense was $1.4 million for 2018 and $1.5 million for 2017 and 2016.

Estimated amortization expense for each of the next five years and thereafter:

2019	$1,306
2020	1,203
2021	1,142
2022	1,025
2023	514
Thereafter	561
TOTAL	$5,751

NOTE 10 - INTEREST BEARING DEPOSITS

Time deposits of $250 thousand or more were $79.8 million and $51.9 million at year-end 2018 and 2017.

Following is a summary of scheduled maturities of certificates of deposit and brokered time deposits during the years following December 31, 2018:

2019	$172,193
2020	86,876
2021	63,455
2022	15,934
2023	26,862
Thereafter	7,140
TOTAL	$372,460

Following is a summary of year-end interest bearing deposits:

	2018	2017
Demand	$581,808	$440,347
Money market	198,067	253,181
Savings	225,435	234,940
Brokered time deposits	25,000	0
Certificates of deposit	347,460	263,905
TOTAL	$1,377,770	$1,192,373

NOTE 11 – SHORT-TERM BORROWINGS

The Bank has short-term advances from the FHLB that had maturity dates of less than one year at the time of the advance. All balances are due within one year and can be renewed at the time of maturity.  FHLB advances are secured by pledgings described in the following Long-Term Borrowings footnote.  Balances at year end were as follows:

	2018		2017
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Repurchase advance with a rate of 1.42% to 2.45% at December 31, 2018 and 2017	$140,000	2.45%	$125,000	1.47%
Fixed rate advances with a rate of 1.43% to 2.62% at December 31, 2018 and 2017	100,000	2.54%	90,000	1.45%
Total advances	$240,000	2.49%	$215,000	1.46%

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $4.6 million and $77.9 million at year ended 2018 and 2017.

Repurchase agreements are financing arrangements that mature within 89 days and usually overnight. Under the agreements, customers agree to maintain funds on deposit with the Bank and in return acquire an interest in a pool of securities pledged as collateral against the funds. The securities are held in segregated safekeeping accounts at the Federal Reserve Bank, Farmers Trust and the FHLB. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2018	2017	2016
Average balance during the year	$51,694	$82,627	$84,368
Average interest rate during the year	0.67%	0.13%	0.07%
Maximum month-end balance during the year	$87,163	$94,208	$98,687
Weighted average year-end interest rate	0.67%	0.14%	0.08%
Balance at year-end	$4,409	$74,215	$78,110

The following table provides a disaggregation of the obligation by class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

	2018	2017
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$332	$4,811
State and political subdivisions	664	20,696
Mortgage-backed securities - residential	3,094	43,936
Collateralized mortgage obligations	319	4,772
Total borrowings	$4,409	$74,215

Management believes the risks associated with the agreements are minimal and in the case of collateral decline the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

The Bank has access to lines of credit amounting to $35 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion.  There were no borrowings under these lines at December 31, 2018 and 2017.

Farmers has two unsecured revolving lines of credit for $6.5 million. The lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. The outstanding balance on the two lines was $350 thousand at December 31, 2018 and 2017.  The interest rate on the outstanding balance at December 31, 2018 and 2017 was 5.5% and 4.5%.

NOTE 12 – LONG-TERM BORROWINGS

At year end, long-term advances from the FHLB were as follows:

	2018		2017
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Fixed-rate constant payment advance, at 1.70% at December 31, 2018 and 2017	$3,775	1.70%	$4,785	1.70%
Total advances	$3,775	1.70%	$4,785	1.70%

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $552.6 million and $280.2 million at year end 2018 and 2017.  Based on this collateral, the Bank is eligible to borrow an additional $308.8 million at year end 2018.  Each advance is subject to a prepayment penalty if paid prior to its maturity date.

Scheduled payments of long-term FHLB advances are as follows:

Maturing in:
2019	$996
2020	860
2021	792
2022	729
2023	398
Thereafter	0
TOTAL	$3,775

The Company added a special purpose entity to hold $2.1 million in Trust Preferred Debenture as part of the Tri-State acquisition in 2015. The debt has a floating rate that is determined quarterly based on the three-month LIBOR.  At December 31, 2018, the interest rate was 4.49%. These securities can be redeemed at any quarter-end.  Final maturity of the Trust Preferred Debenture is December 15, 2036. The balance of the outstanding Trust Preferred Debenture was $2.3 and $2.2 million at year end 2018 and 2017.

NOTE 13 – COMMITMENTS AND CONTINGENT LIABILITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments and unused lines of credit	$86,952	$287,551	$74,119	$265,260

Commitments to make loans are generally made for periods of 30 days or less.  Commitments and fixed rate unused lines of credit have interest rates ranging from 2.99% to 16.00% at December 31, 2018 and 2017.

Standby letters of credit are considered financial guarantees.  The standby letters of credit have a contractual value of $5.2 million at December 31, 2018 and $4.9 million at December 31, 2017.  The carrying amount of these items on the balance sheet is not material.

Additionally, the Company has committed up to a $8 million subscription in SBIC investment funds.  At December 31, 2018, the Company had invested $6.0 million in these funds.

NOTE 14 – STOCK BASED COMPENSATION

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of Farmers’ executives with those of the Company’s shareholders. There were 25,729 service time based shares and 62,919 performance based shares granted under the 2017 Plan during the year ended December 31, 2018, as shown in the table below. The actual number of performance based stock awards issued will depend on certain performance conditions which are mainly average return on equity compared to a group of peer companies over a three year vesting period.

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “2012 Plan”).  The 2012 Plan permitted the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were no additional shares granted under the Plan during 2018.  Any new restricted stock awards will be issued under the 2017 Plan described above.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of grant.  Expense recognized was $1.7 million for 2018, $2.4 million for 2017 and $892 thousand for 2016.  As of December 31, 2018, there was $1.5 million of total unrecognized compensation expense related to the non-vested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.20 years.

The following is the activity under the Plans during 2018:

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	323,331	$9.20	266,515	$9.43
Granted	25,729	14.83	62,919	14.31
Vested	(261,105)	8.46	(63,873)	7.76
Forfeited	0	0	(61,733)	7.76
Ending balance - non-vested shares	87,955	$13.04	203,828	$11.96

The 324,978 shares that vested in 2018 had a weighted average fair value of $15.21 per share.

NOTE 15 – REGULATORY MATTERS

Banks and financial holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) was phased in beginning on January 1, 2015 and continued through January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes as of December 31, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer began the phase in January 1, 2016 and increased each year and was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer was 1.875% during 2018 and was 1.25% during 2017.  The buffer required an additional capital amount of $34.4 million at year end 2018 and an additional $21.0 million at year end 2017.  Excluding the additional capital conservation buffer, Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank, Farmers Trust and NAI.  The Bank and Farmers Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively.  The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years.  During 2019, the Bank could, without prior approval, declare dividends of approximately $39.0 million plus any 2019 net profits retained to the date of the dividend declaration.  In order to practice trust powers, Farmers Trust must maintain a minimum capital of $3 million.  Farmers Trust would also be able to, without prior approval, declare dividends of $603 thousand plus any 2019 net profits retained to the date of the dividend declaration.

Actual and required capital amounts (not including the capital conservation buffer) and ratios are presented below at year-end:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2018
Common equity tier 1 capital ratio
Consolidated	$222,892	12.16%	$82,478	4.5%	N/A	N/A
Bank	210,409	11.51%	82,242	4.5%	118,795	6.5%
Total risk based capital ratio
Consolidated	238,742	13.03%	146,628	8.0%	N/A	N/A
Bank	224,001	12.26%	146,209	8.0%	182,761	10.0%
Tier I risk based capital ratio
Consolidated	225,150	12.28%	109,971	6.0%	N/A	N/A
Bank	210,409	11.51%	109,656	6.0%	146,209	8.0%
Tier I leverage ratio
Consolidated	225,150	9.91%	90,900	4.0%	N/A	N/A
Bank	210,409	9.32%	90,324	4.0%	112,905	5.0%

2017
Common equity tier 1 capital ratio
Consolidated	$199,201	11.86%	$75,573	4.5%	N/A	N/A
Bank	192,080	11.45%	75,462	4.5%	109,001	6.5%
Total risk based capital ratio
Consolidated	213,725	12.73%	134,352	8.0%	N/A	N/A
Bank	204,395	12.19%	134,155	8.0%	167,694	10.0%
Tier I risk based capital ratio
Consolidated	201,410	11.99%	100,764	6.0%	N/A	N/A
Bank	192,080	11.45%	100,616	6.0%	134,155	8.0%
Tier I leverage ratio
Consolidated	201,410	9.50%	84,800	4.0%	N/A	N/A
Bank	192,080	9.12%	84,253	4.0%	105,316	5.0%

NOTE 16 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan (the “Savings Plan”).  All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Savings Plan.  Under the terms of the Savings Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code.  The Company matches a percentage of the participants’ voluntary contributions up to 6% of gross wages.  In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Savings Plan.  Total expense was $573 thousand, $556 thousand and $506 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

During 2014, the Company adopted a profit sharing plan to provide associates not participating in a current incentive plan a vehicle for sharing in the success of the Company outside of existing wages and non-monetary benefits.  The Board of Directors approved a profit sharing amount equal to 1% of annual compensation for associates in 2018, 2017 and 2016.  The expense was $78 thousand, $105 thousand and $103 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company maintains a deferred compensation plan for certain retirees.  Expense under this plan was $8 thousand for the years ended December 31, 2018 and 2017 and $9 thousand for the year ended December 31, 2016.  The liability under the deferred compensation plan at December 31, 2018 was $124 thousand and $133 thousand at December 31, 2017.

During 2015, the Company established a nonqualified deferred compensation plan for a select group of management or highly compensated eligible individuals.  Under the terms of the plan, eligible individuals may elect to defer receipt of their compensation to a later taxable year.  The Company has recorded both an asset and liability of equal amount that represents the amount of contributions and the payable due to the participants in the plan.  The recorded asset and liability was $753 thousand, $566 thousand and $345 thousand at December 31, 2018, 2017 and 2016, respectively.

As part of the NBOH acquisition the Company has a director retirement and death benefit plan for the benefit of prior members of the Board of Directors of NBOH.  The plan is designed to provide an annual retirement benefit to be paid to each director upon retirement from the Board and attaining age 70.  There are no additional benefits or participants being added to the plan and the liability recorded at December 31, 2018 and 2017 was $941 thousand and $1 million, respectively.  The benefit payment upon satisfying the plan’s requirements is a benefit to the qualifying director until death or a maximum of 15 years.  A benefit was recognized under the plan of $19 thousand in 2018.  An expense under this plan of $91 thousand and $130 was recorded in 2017 and 2016, respectively.

The Company assumed an employee stock ownership plan (“ESOP”) as part of the Tri-State acquisition that covered substantially all of their employees and officers. The Company terminated this plan during 2017. The trustee had discretionary authority to purchase shares of common stock of Tri-State on the open market.  There were no contributions to the plan in 2018 or 2017.  During the acquisition, the Tri-State ESOP shares were converted to the Company’s shares and distributed to participants.  The trustee held no shares at December 31, 2018, and 2017.

The Company had a postretirement health care benefit plan that covered individuals retired from the Company that met certain service and age requirements and certain other active employees that have met similar service requirements.  The Company terminated the plan during 2017.  A benefit was recognized under the plan of $70 thousand and $184 thousand at December 31, 2017 and 2016, respectively.  Due to the termination of the plan the accrued postretirement benefit liability at December 31, 2018 and 2017 is $0.  Due to the immateriality of the plan, the disclosures required under U.S. generally accepted accounting principles have been omitted.

NOTE 17 – INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2018	2017	2016
Current expense	$6,123	$9,451	$8,642
Deferred expense (benefit)	(409)	999	(1,157)
TOTALS	$5,714	$10,450	$7,485

Effective tax rates differ from federal statutory rate of 21% in 2018 and 35% in 2017 and 2016 that were applied to income before income taxes due to the following:

	2018	2017	2016
Statutory tax	$8,039	$11,606	$9,815
Effect of nontaxable interest	(1,439)	(2,054)	(1,684)
Bank owned life insurance, net	(182)	(291)	(283)
Tax credits	24	(371)	(367)
Effect of nontaxable insurance premiums	(188)	(348)	(143)
Stock compensation	(486)	0	0
Impact of enactment of federal tax reform	0	1,793	0
Nondeductible acquisition costs	0	70	40
Other	(54)	45	107
ACTUAL TAX	$5,714	$10,450	$7,485

Deferred tax assets (liabilities) are comprised of the following:

	2018	2017
Deferred tax assets:
Allowance for credit losses	$2,837	$2,525
Net unrealized loss on securities available for sale	1,040	0
Deferred and accrued compensation	1,065	981
Deferred loan fees and costs	580	517
Nonaccrual loan interest income	432	416
Other-than-temporary impairment	25	25
Restricted stock	431	647
AMT credit carryforward	0	64
Other	94	73
Gross deferred tax assets	$6,504	$5,248

Deferred tax liabilities:
Depreciation and amortization	$(467)	$(448)
Net unrealized gain on securities available for sale	0	(159)
Federal Home Loan Bank dividends	(658)	(656)
Purchase accounting adjustments	(552)	(744)
Mortgage servicing rights	(308)	(261)
Prepaid expenses	(204)	(277)
Other	(12)	(8)
Gross deferred tax liabilities	(2,201)	(2,553)
NET DEFERRED TAX ASSET	$4,303	$2,695

No valuation allowance for deferred tax assets was recorded at December 31, 2018 and 2017.

At December 31, 2018 and December 31, 2017, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2015.  The tax years 2015—2018 remain open to examination by the U.S. taxing authority.

In December of 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law.  The Act included several provisions that affected the Company’s federal income tax expense, which reduced the federal income tax rate to 21% effective January 1, 2018.  As a result of the rate reduction, the Company was required to re-measure, through income tax expense in the period of enactment, the deferred tax assets and liabilities using the enacted rate at which these items are expected to be recovered or settled.  The re-measurement of the Company’s net deferred tax asset resulted in additional income tax expense of $1.8 million in 2017.

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the detail of other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016.

	2018
	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the year	$(5,343)	$1,110	$(4,233)
Reclassification adjustment for gains included in net income (1)	(283)	59	(224)
Net unrealized losses on available-for-sale securities	(5,626)	1,169	(4,457)
Change in funded status of post-retirement health plan	0	0	0
Net other comprehensive loss	$(5,626)	$1,169	$(4,457)

	2017
	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the year	$5,107	$(1,788)	$3,319
Reclassification adjustment for gains included in net income (1)	(4)	2	(2)
Net unrealized gains on available-for-sale securities	5,103	(1,786)	3,317
Change in funded status of post-retirement health plan	(55)	19	(36)
Net other comprehensive income	$5,048	$(1,767)	$3,281

	2016
	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the year	$(4,270)	$1,494	$(2,776)
Reclassification adjustment for gains included in net income (1)	(73)	26	(47)
Net unrealized losses on available-for-sale securities	(4,343)	1,520	(2,823)
Change in funded status of post-retirement health plan	(156)	55	(101)
Net other comprehensive loss	$(4,499)	$1,575	$(2,924)

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

NOTE 19 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2018 were as follows:

Beginning balance	$20,521
New loans	951
Effect of changes in composition of related parties	0
Repayments	(5,164)
Ending balance	$16,308

Deposits from principal officers, directors, and their affiliates at year-end 2018 and 2017 were $11.6 million and $5.9 million.

NOTE 20 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2018	2017	2016
Basic EPS
Net income	$32,569	$22,711	$20,557
Weighted average shares outstanding	27,674,705	27,567,909	27,180,230
Basic earnings per share	$1.18	$0.82	$0.76
Diluted EPS
Net income	$32,569	$22,711	$20,557
Weighted average shares for basic earnings per share	27,674,705	27,567,909	27,180,230
Average unvested restricted stock awards	299,480	51,167	29,108
Weighted average shares for diluted earnings per share	27,974,185	27,619,076	27,209,338
Diluted earnings per share	$1.16	$0.82	$0.76

There were no restricted stock awards that were considered anti-dilutive at year end 2018, 2017 and 2016.

NOTE 21 – INTEREST RATE SWAPS

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

Summary information about these interest-rate swaps as of year ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Notional amounts	$35,996	$38,481	$34,360
Weighted average pay rate on interest-rate swaps	4.53%	4.46%	4.34%
Weighted average receive rate on interest-rate swaps	4.78%	3.81%	3.04%
Weighted average maturity (years)	4.4	3.2	4.8
Fair value of interest-rate swaps	$(767)	$(653)	$(685)
Fair value of loan yield maintenance provisions	$767	$653	$685

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated income statements.  There were no net gains or losses recognized in earnings related to yield maintenance provisions for years ended December 31, 2018, 2017 and 2016.

NOTE 22 – SEGMENT INFORMATION

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

Significant segment totals are reconciled to the financial statements as follows:

December 31, 2018	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Assets
Goodwill and other intangibles	$4,199	$38,113	$2,462	$(822)	$43,952
Total assets	$11,490	$2,309,644	$3,060	$4,670	$2,328,864

December 31, 2017	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$4,426	$39,120	$2,645	$(822)	$45,369
Total assets	$11,261	$2,140,508	$3,365	$3,935	$2,159,069

For year ended 2018	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$141	$78,446	$0	$(86)	$78,501
Provision for loan losses	0	3,000	0	0	$3,000
Service fees, security gains and other noninterest income	7,258	16,887	1,684	(330)	$25,499
Noninterest expense	4,863	52,635	1,388	889	$59,775
Amortization and depreciation expense	249	2,494	199	0	$2,942
Income before taxes	2,287	37,204	97	(1,305)	38,283
Income tax	483	5,653	21	(443)	$5,714
Net Income	$1,804	$31,551	$76	$(862)	$32,569

For year ended 2017	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$109	$73,618	$0	$(81)	$73,646
Provision for loan losses	0	3,350	0	0	$3,350
Service fees, security gains and other noninterest income	6,548	15,986	1,857	(340)	$24,051
Noninterest expense	4,801	50,903	1,363	1,029	$58,096
Amortization and depreciation expense	277	2,558	255	0	$3,090
Income before taxes	1,579	32,793	239	(1,450)	$33,161
Income tax	455	10,890	(23)	(872)	$10,450
Net Income	$1,124	$21,903	$262	$(578)	$22,711

For year ended 2016	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
Net interest income	$95	$68,113	$0	$(88)	$68,120
Provision for loan losses	0	3,870	0	0	3,870
Service fees, security gains and other noninterest income	6,341	15,191	1,990	(278)	23,244
Noninterest expense	4,818	48,804	1,380	1,319	56,321
Amortization and depreciation expense	305	2,519	307	0	3,131
Income before taxes	1,313	28,111	303	(1,685)	28,042
Income tax	462	7,586	107	(670)	7,485
Net Income	$851	$20,525	$196	$(1,015)	$20,557

Bank segment includes Farmers Insurance and Investment.

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended 2018	March 31	June 30	September 30	December 31
Total interest income	$21,282	$22,474	$23,563	$24,447
Total interest expense	2,336	2,912	3,644	4,373
Net interest income	18,946	19,562	19,919	20,074
Provision for loan losses	775	750	950	525
Noninterest income	6,010	6,306	6,478	6,705
Merger related costs	25	0	0	(180)
Noninterest expense	15,071	15,458	16,180	16,163
Income before income taxes	9,085	9,660	9,267	10,271
Income taxes	1,359	1,587	1,183	1,585
Net income	$7,726	$8,073	$8,084	$8,686

Earnings per share - basic and diluted	$0.28	$0.29	$0.29	$0.31

Quarter Ended 2017	March 31	June 30	September 30	December 31
Total interest income	$18,850	$20,042	$20,551	$21,084
Total interest expense	1,319	1,669	1,876	2,017
Net interest income	17,531	18,373	18,675	19,067
Provision for loan losses	1,050	950	950	400
Noninterest income	5,887	6,055	6,058	6,051
Merger related costs	62	104	270	452
Noninterest expense	14,456	15,565	15,425	14,852
Income before income taxes	7,850	7,809	8,088	9,414
Income taxes	2,067	2,099	2,105	4,179
Net income	$5,783	$5,710	$5,983	$5,235

Earnings per share - basic and diluted	$0.21	$0.21	$0.22	$0.19

NOTE 24 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only).  This information should be read in conjunction with the consolidated financial statements and related notes.

December 31,	2018	2017
BALANCE SHEETS
Assets:
Cash	$4,131	$3,614
Investment in subsidiaries
Bank	244,577	224,843
Farmers Trust	10,745	10,495
NAI	2,325	2,649
Captive	1,654	1,584
Equity securities	367	258
Other	1,393	1,442
TOTAL ASSETS	$265,192	$244,885

Liabilities:
Other liabilities	$264	$250
Note payable	350	350
Subordinate debt	2,258	2,209
Other accounts payable	0	2
TOTAL LIABILITIES	2,872	2,811
TOTAL STOCKHOLDERS' EQUITY	262,320	242,074
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$265,192	$244,885

STATEMENTS OF INCOME
Years ended December 31,	2018	2017	2016
Income:
Dividends from subsidiaries
Bank	$7,864	$8,373	$5,836
Farmers Trust	1,500	825	820
NAI	400	400	800
Captive Insurance	850	0	0
Interest and dividends on securities	8	5	5
Security gains/(losses)	(20)	0	(19)
Other income	0	0	28
TOTAL INCOME	10,602	9,603	7,470
Interest on borrowings	(133)	(103)	(96)
Other expenses	(2,087)	(2,294)	(1,997)
Income before income tax benefit and undistributed subsidiary income	8,382	7,206	5,377
Income tax benefit	450	876	670
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	23,687	13,529	14,688
Farmers Trust	304	299	31
NAI	(324)	(138)	(604)
Captive	70	939	395
NET INCOME	$32,569	$22,711	$20,557

STATEMENTS OF CASH FLOWS
Years ended December 31,	2018	2017	2016
Cash flows from operating activities:
Net income	$32,569	$22,711	$20,557
Adjustments to reconcile net income to net cash
from operating activities:
Security (gains)/losses	0	0	19
Impairment of securities	0	0	0
Dividends in excess of net income (Equity in undistributed net income of subsidiary)	(23,737)	(14,629)	(14,510)
Other	1	78	(368)
NET CASH FROM OPERATING ACTIVITIES	8,833	8,160	5,698

Cash flows from investing activities:
Proceeds from maturities of available for sale securities	0	0	59
Net cash paid in business combinations	0	(1,154)	0
NET CASH FROM INVESTING ACTIVITIES	0	(1,154)	59

Cash flows from financing activities:
Proceeds from reissuance of treasury shares	0	0	0
Repurchase of common shares	0	0	(168)
Cash dividends paid	(8,316)	(6,012)	(4,326)
NET CASH FROM FINANCING ACTIVITIES	(8,316)	(6,012)	(4,494)
NET CHANGE IN CASH AND CASH EQUIVALENTS	517	994	1,263

Beginning cash and cash equivalents	3,614	2,620	1,357
Ending cash and cash equivalents	$4,131	$3,614	$2,620

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 30, 2019, the Company engaged CliftonLarsonAllen, LLP (“CLA”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2019, upon the recommendation and approval of the Audit Committee (the “Audit Committee”) of the Board of Directors and the approval by the Board of Directors. The engagement of CLA resulted from a competitive request for proposal process undertaken by the Audit Committee pursuant to which the Audit Committee received proposals from CLA, Crowe LLP (“Crowe”), and one other independent registered public accounting firm.

During the Company’s two most recent fiscal years ended December 31, 2017 and 2018, and the subsequent interim period through January 30, 2019, neither the Company nor anyone on its behalf consulted with CLA regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided that CLA concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” as those terms are defined in Item 304 of Regulation S-K and the related instructions.

On January 29, 2019, the Company notified Crowe that it has been dismissed as the Company’s independent registered public accounting firm effective as of the completion of the audit of the Company’s consolidated financial statements for the fiscal year ending December 31, 2018.  Crowe has served as the Company’s independent public accounting firm since 2003.  Crowe will continue to serve as the Company’s independent public accounting firm until the completion of the audit of the Company’s consolidated financial statements for the fiscal year ending December 31, 2018.

Crowe’s reports on the Company’s consolidated financial statements for each of the two most fiscal years ended December 31, 2016 and 2017 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.  During the Company’s two most recent fiscal years ended December 31, 2017 and 2018, and the subsequent interim period through January 30, 2019, (i) there were no disagreements between the Company and Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe, would have caused Crowe to make reference to the subject matter of the disagreements in its report on the consolidated financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2018, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP.  As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2018 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2018, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

Crowe LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2018.  The audit report by Crowe is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 18, 2019 (the “2019 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2019 Annual Meeting to be filed with the Commission (“2019 Proxy Statement”).

Executive Officers of the Registrant

The names, ages and positions of Farmers’ executive officers as of March 1, 2019:

Name	Age	Title
Carl D. Culp	55	Senior Executive Vice President, Secretary and Treasurer of Farmers and Senior Executive Vice-President, Cashier and Chief Financial Officer of Farmers Bank
Joseph Gerzina	63	Senior Vice President, Chief Lending Officer and Regional President of Farmers Bank
Mark L. Graham	64	Executive Vice President and Chief Credit Officer of Farmers Bank
Kevin J. Helmick	47	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	49	Senior Vice President and Chief Information Officer of Farmers Bank
Mark A. Nicastro	48	Senior Vice President and Chief Human Resources Officer of Farmers Bank
Michael Oberhaus	42	Senior Vice President and Chief Risk Officer of Farmers Bank
Joseph W. Sabat	58	Vice President and Controller of Farmers Bank
Timothy Shaffer	57	Senior Vice President and Regional President of Farmers Bank
Amber Wallace Soukenik	53	Executive Vice President and Chief Retail/Marketing Officer of Farmers Bank
Mark J. Wenick	59	Executive Vice President and Chief Wealth Management Officer of Farmers Bank
Mark R. Witmer	54	Senior Executive Vice President, Chief Banking Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Culp has served as Senior Executive Vice President and Treasurer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank since March 1996.  Prior to that time, Mr. Culp was Controller of Farmers and Farmers Bank from November 1995.  Mr. Culp has 33 years of experience in finance and accounting in the banking industry, and is a certified public accountant.

Mr. Gerzina currently serves as Regional President and Chief Lending Officer, and brings 36 years of experience in commercial and private banking.  Prior to joining Farmers Bank, Mr. Gerzina was a Managing Partner at Weather Vane Capital, and previously held the role of Senior Vice President and Regional Commercial Manager (2002-2009) with Huntington National Bank.  He was appointed as an executive officer of Farmers in 2012.

Mr. Graham has over 41 years of experience with Farmers Bank.  During his tenure, Mr. Graham has held a variety of positions in Farmers Bank’s commercial loan department.  Mr. Graham has served as Executive Vice President and Chief Credit Officer of Farmers Bank since January 2012; for the four years prior to that appointment, Mr. Graham served as Senior Vice President and Senior Lending Officer of Farmers Bank.

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013.  Prior to becoming President, Mr. Helmick was Secretary of Farmers and Executive Vice President – Wealth Management and Retail Services of Farmers Bank since January 2012.  Mr. Helmick has been with the Company for 24 years and has a retail and investment background, including an MBA and CFP designation.  From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Farmers Investments.  In 2008, Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of the retail investment area of Farmers Bank, Farmers Insurance, and all branch sales and operational functions.

Mr. Jackson is the Senior Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009.  Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993.  He has over 26 years of experience in the IT field.  Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Senior Vice President and Chief Human Resources Officer of Farmers Bank.  Mr. Nicastro was appointed to that position in 2017 and previously served as Director of Human Resources since joining Farmers in July 2009.  Prior to that, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007.  Mr. Nicastro has an MBA, and has more than 21 years of experience in Human Resource Management from both large multi-national banks and regional community banks.  He was appointed as an executive officer in 2012.

Mr. Oberhaus is currently the Senior Vice President and Chief Risk Officer of Farmers Bank.  Mr. Oberhaus joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015 as the company’s Enterprise Risk Manager.  Prior to the merger Mr. Oberhaus served as the SVP and Chief Risk Officer of First National Bank of Orrville and brings more than 21 years of experience in banking.

Mr. Sabat has served as Vice President and Controller of Farmers Bank since April 2006.  Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm.  Mr. Sabat has 23 years of experience in the accounting, finance and auditing fields.  He is a certified public accountant and was appointed as an executive officer in 2012.

Mr. Shaffer serves as Regional President and has held that title since July of 2015.  Previously, Mr. Shaffer served as the Director of Commercial Banking & Private Client Services.  In October of 2011, Mr. Shaffer joined Farmers Bank as the Commercial Lending Manager, overseeing commercial lending, small business lending and treasury management.  Mr. Shaffer has over 29 years of Banking and Lending experience in the Mahoning Valley market.  Mr. Shaffer was appointed as an executive officer in 2014.

Ms. Wallace Soukenik has served as Executive Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013.  In August 2008, Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing.  She has 29 years of experience in the marketing field.  Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital, where she managed a $14 million endowment, a $1.5 million marketing budget and all physician contracts.  She was appointed as an executive officer in 2012.

Mr. Wenick is Senior Vice President and Chief Wealth Management Officer of Farmers Bank.  Prior to coming to Farmers National Bank in 2017, Mr. Wenick was regional president of Chemical Bank for 3 years.  Prior to that, Mr. Wenick spent 5 years in local bank investment and trust positions.  He brings more than 36 years of financial expertise in the area of wealth management.

Mr. Witmer is the Senior Executive Vice President and Chief Banking Officer of Farmers National Bank.  Mr. Witmer joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015.  Prior to the merger, Mr. Witmer served as the Chief Executive Officer of First National Bank of Orrville.  Mr. Witmer has more than 27 years of leadership, community banking and lending experience.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in 2019 Proxy Statement.  These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2018 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2019 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2019 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Equity Compensation Plan Information” in the 2019 Proxy Statement of the Company.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2019 Proxy Statement of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2019 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2019 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2019 Proxy Statement.

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

3.4

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

10.6*

 Farmers National Banc Corp. 2016 Form of Cash Long-Term Incentive Award Agreement under Long-Term Incentive Plan (incorporated by reference from Exhibit 10.9 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 7, 2017).

10.7*

Farmers National Banc Corp. 2016 Form of Service-Based Long-Term Equity Incentive Award Agreement under 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.10 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 7, 2017).

10.8*

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

Exhibit Number	Description
10.10*

Farmers National Banc Corp. 2017 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017).

10.11*

Farmers National Banc Corp. 2017 Form of Performance-Based Cash Award Agreement under 2017 Equity Incentive Plan. (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017).

10.12*

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

10.14*

Farmers National Banc Corp. 2018 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.15*

Farmers National Banc Corp. 2018 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.16*

Farmers National Banc Corp. 2018 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.17*

Farmers National Banc Corp. 2018 Form of Performance-Based Cash Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.18*	Nonemployee Director Compensation for the year ended December 31, 2018 (filed herewith).
10.19*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).
10.20*	Farmers National Banc Corp. Amended and Restated Executive Separation Policy (filed herewith).
10.21*	Change in Control Agreement with Kevin J. Helmick (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).
10.22*	Form of Change in Control Agreements for Executive Officers (incorporated by reference from Exhibit 10.3 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).
21	Subsidiaries of Farmers (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney of Directors and Executive Officers (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).

Exhibit Number	Description
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

*	Constitutes a management contract or compensatory plan or arrangement.

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
Kevin J. Helmick, President and Chief Executive Officer March 5, 2019

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	March 5, 2019
Kevin J. Helmick	(Principal Executive Officer)
/s/ Carl D. Culp	Senior Executive Vice President, Secretary and Treasurer	March 5, 2019
Carl D. Culp	(Principal Financial Officer)
/s/ Joseph W. Sabat*	Controller	March 5, 2019
Joseph W. Sabat	(Principal Accounting Officer)
/s/ Gregory C. Bestic*	Director	March 5, 2019
Gregory C. Bestic
/s/ Anne Frederick Crawford*	Director	March 5, 2019
Anne Frederick Crawford
/s/ Lance J. Ciroli*	Chairman of the Board	March 5, 2019
Lance J. Ciroli
/s/ Ralph D. Macali*	Director	March 5, 2019
Ralph D. Macali
/s/ Terry A. Moore*	Director	March 5, 2019
Terry A. Moore
/s/ Edward W. Muransky*	Director	March 5, 2019
Edward W. Muransky
/s/ David Z. Paull*	Director	March 5, 2019
David Z. Paull
/s/ James R. Smail*	Vice Chairman of the Board	March 5, 2019
James R. Smail
/s/ Gregg Strollo*	Director	March 5, 2019
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