Form 10-Q
period 2019-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2019-05-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common Stock, No Par Value	27,813,956 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$20,869	$18,042
Federal funds sold and other	48,803	39,884
TOTAL CASH AND CASH EQUIVALENTS	69,672	57,926
Securities available for sale	403,770	402,190
Equity securities	7,460	7,130
Loans held for sale	2,360	1,237
Loans	1,743,651	1,735,840
Less allowance for loan losses	13,777	13,592
NET LOANS	1,729,874	1,722,248
Premises and equipment, net	24,345	21,211
Goodwill	38,201	38,201
Other intangibles	5,424	5,751
Bank owned life insurance	34,972	34,758
Other assets	39,996	38,212
TOTAL ASSETS	$2,356,074	$2,328,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$415,131	$421,950
Interest-bearing	1,438,909	1,352,770
Brokered time deposits	100,293	25,000
TOTAL DEPOSITS	1,954,333	1,799,720
Short-term borrowings	103,498	244,759
Long-term borrowings	5,850	6,033
Other liabilities	19,442	16,032
TOTAL LIABILITIES	2,083,123	2,066,544
Commitments and contingent liabilities
Stockholders’ Equity:
Common Stock - Authorized 50,000,000 shares; issued 28,179,598 in 2019 and 2018	186,483	186,163
Retained earnings	89,518	83,630
Accumulated other comprehensive income (loss)	595	(4,030)
Treasury stock, at cost; 402,690 shares in 2019 and 387,697 in 2018	(3,645)	(3,443)
TOTAL STOCKHOLDERS’ EQUITY	272,951	262,320
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,356,074	$2,328,864

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended
(Unaudited)	March 31, 2019	March 31, 2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$21,469	$18,427
Taxable securities	1,244	1,233
Tax exempt securities	1,595	1,331
Dividends	175	146
Federal funds sold and other interest income	196	145
TOTAL INTEREST AND DIVIDEND INCOME	24,679	21,282
INTEREST EXPENSE
Deposits	3,435	1,411
Short-term borrowings	1,231	881
Long-term borrowings	48	44
TOTAL INTEREST EXPENSE	4,714	2,336
NET INTEREST INCOME	19,965	18,946
Provision for loan losses	550	775
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,415	18,171
NONINTEREST INCOME
Service charges on deposit accounts	1,074	1,003
Bank owned life insurance income	214	222
Trust fees	1,858	1,807
Insurance agency commissions	803	699
Security gains, including fair value changes for equity securities	10	18
Retirement plan consulting fees	358	379
Investment commissions	260	256
Net gains on sale of loans	671	487
Debit card and EFT fees	778	806
Other operating income	494	333
TOTAL NONINTEREST INCOME	6,520	6,010
NONINTEREST EXPENSES
Salaries and employee benefits	9,356	8,738
Occupancy and equipment	1,717	1,704
State and local taxes	470	459
Professional fees	794	698
Merger related costs	0	25
Advertising	250	275
FDIC insurance	87	222
Intangible amortization	327	354
Core processing charges	791	739
Telephone and data	260	237
Other operating expenses	1,925	1,645
TOTAL NONINTEREST EXPENSES	15,977	15,096
INCOME BEFORE INCOME TAXES	9,958	9,085
INCOME TAXES	1,570	1,359
NET INCOME	$8,388	$7,726
EARNINGS PER SHARE - basic and diluted	$0.30	$0.28

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	March 31, 2019	March 31, 2018
NET INCOME	$8,388	$7,726
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	5,821	(8,886)
Reclassification adjustment for losses (gains) realized in income	34	(2)
Net unrealized holding gains (losses)	5,855	(8,888)
Income tax effect	(1,230)	1,866
Other comprehensive income (loss), net of tax	4,625	(7,022)
TOTAL COMPREHENSIVE INCOME	$13,013	$704

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	March 31, 2019	March 31, 2018
COMMON STOCK
Beginning balance	$186,163	$186,903
Issued 0 shares in 2019 and 96,873 shares in 2018 under the Long Term Incentive Plan	0	(706)
Stock compensation expense for unvested shares	320	397
Ending balance	186,483	186,594

RETAINED EARNINGS
Beginning balance	83,630	59,208
Cumulative effect adjustment upon adoption of ASU 2016-01	0	169
Beginning balance adjusted	83,630	59,377
Net income	8,388	7,726
Dividends declared at $.09 per share in 2019 and $0.07 per share in 2018	(2,500)	(1,935)
Ending balance	89,518	65,168

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	(4,030)	596
Cumulative effect adjustment upon adoption of ASU 2016-01	0	(169)
Beginning balance adjusted	(4,030)	427
Other comprehensive income (loss)	4,625	(7,022)
Ending balance	595	(6,595)

TREASURY STOCK, AT COST
Beginning balance	(3,443)	(4,633)
Purchased 14,993 shares in 2019 and 0 in 2018	(202)	0
Issued 0 shares in 2019 and 96,873 shares in 2018 under the Long Term Incentive Plan	0	706
Ending balance	(3,645)	(3,927)
TOTAL STOCKHOLDERS' EQUITY	$272,951	$241,240

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Three Months Ended
(Unaudited)	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,388	$7,726
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	550	775
Depreciation and amortization	709	749
Net amortization of securities	538	756
Available for sale security loss	34	0
Realized and unrealized (gains) loss on equity securities	(44)	(18)
Loss on land and building sales, net	8	0
Stock compensation expense	320	397
(Gain) loss on adjustment of other real estate owned	60	(30)
Earnings on bank owned life insurance	(214)	(222)
Origination of loans held for sale	(10,695)	(9,226)
Proceeds from loans held for sale	10,243	9,586
Net gains on sale of loans	(671)	(487)
Net change in other assets and liabilities	(3,993)	(28)
NET CASH FROM OPERATING ACTIVITIES	5,233	9,978
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	5,635	12,968
Proceeds from sales of securities available for sale	9,646	0
Purchases of securities available for sale	(10,153)	(13,692)
Proceeds from sales of equity securities	121	262
Purchase of equity securities	(351)	(643)
Proceeds from redemption of restricted stock	8	0
Purchase of restricted stock	0	(643)
Loan originations and payments, net	(8,444)	(22,521)
Proceeds from sale of other real estate owned	0	165
Proceeds from land and building sales	62	0
Additions to premises and equipment	(466)	(89)
NET CASH FROM INVESTING ACTIVITIES	(3,942)	(24,193)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	154,613	32,440
Net change in short-term borrowings	(141,261)	(21,553)
Repayment of long-term borrowings	(195)	(202)
Cash dividends paid	(2,500)	(1,935)
Repurchase of common shares	(202)	0
NET CASH FROM FINANCING ACTIVITIES	10,455	8,750
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,746	(5,465)
Beginning cash and cash equivalents	57,926	57,614
Ending cash and cash equivalents	$69,672	$52,149
Supplemental cash flow information:
Interest paid	$4,536	$2,306
Supplemental noncash disclosures:
Transfer of loans to other real estate	$268	$23
Security purchases not settled	$1,426	$300
Issuance of stock awards	$0	$706

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended.  The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”).  The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”).  The Company provides trust services through its subsidiary, Farmers Trust Company (“Trust”), retirement consulting services through National Associates, Inc. (“NAI”) and insurance services through the Bank’s subsidiary, Insurance.  Farmers National Captive, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its subsidiaries.  The Captive pools resources with thirteen other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not currently available or economically feasible in today’s insurance market place.  The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust, NAI and Captive.  All significant intercompany balances and transactions have been eliminated in the consolidation.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for complete financial statements.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.  Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

Equity:

The Company, with the approval of shareholders at the April 2018 annual meeting, increased the authorized shares available for issuance from 35,000,000 to 50,000,000 shares.  Outstanding shares at March 31, 2019 were 27,776,908.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income consists of unrealized gains and losses on securities available for sale which are recognized as components of stockholders equity, net of tax effect.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test.  Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not plan on early adoption of this ASU.  The adoption of this guidance is not expected to have an impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (modified by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses).  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within that fiscal year.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company has accumulated historical credit information, established an internal committee and is in the process of validating the installation of data implementation.  Adoption of ASU 2016-13 will happen on January 1, 2020.  Management has not determined the full impact the new standard will have on the Consolidated Financial Statements.

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases.  The main objective of ASU 2016-02 is to provide users with useful, transparent and complete information about leasing transactions.  ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements.  ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company adopted this ASU on January 1, 2019.  As disclosed in the lease footnote, certain leases that the Company has in place required the capitalization of $3.6 million on the balance sheet as an asset and a related liability in the same amount with no income statement effect at January 1, 2019.

In January 2016, FASB issued ASU 2016-01: Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following: 1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this ASU 2016-01 on January 1, 2018 which resulted in a $169 thousand increase to beginning retained earnings and a $169 thousand decrease to accumulated other comprehensive income on the December 31, 2018 Consolidated Financial Statements.

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606).  The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance is effective for the Company’s year ending December 31, 2018 and was adopted as of January 1, 2018.  Interest income is outside of the scope of the new standard and was not impacted by the adoption of the standard.  An evaluation of the Company’s noninterest income streams resulted in no change in revenue recognition at adoption, nor did it change revenue recognition prospectively in a significant way.  Refer to the Revenue from Contracts with Customers footnote for further discussion on the Company’s accounting for revenue sources within the scope of ASC 606.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018.   The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2019
U.S. Treasury and U.S. government sponsored entities	$5,911	$4	$(68)	$5,847
State and political subdivisions	211,197	4,080	(541)	214,736
Corporate bonds	1,206	4	(7)	1,203
Mortgage-backed securities - residential	151,555	241	(2,188)	149,608
Collateralized mortgage obligations - residential	21,196	162	(673)	20,685
Small Business Administration	11,936	0	(245)	11,691
Totals	$403,001	$4,491	$(3,722)	$403,770

		Gross	Gross
(In Thousands of Dollars)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2018
U.S. Treasury and U.S. government sponsored entities	$6,111	$0	$(102)	$6,009
State and political subdivisions	211,762	2,075	(1,893)	211,944
Corporate bonds	1,206	0	(18)	1,188
Mortgage-backed securities - residential	154,130	84	(4,167)	150,047
Collateralized mortgage obligations - residential	21,775	72	(775)	21,072
Small Business Administration	12,292	0	(362)	11,930
Totals	$407,276	$2,231	$(7,317)	$402,190

Proceeds from the sale of portfolio securities were $9.8 million during the three month period ended March 31, 2019.  Gross gains of $22 thousand along with gross losses of $56 thousand were realized on these sales during the three month period ended March 31, 2019.  $44 thousand of gains were recognized in the income statement for equity securities during the same three month period as a result of adoption of ASU 2016-01.  Proceeds from the sale of portfolio securities were $262 thousand during the three month period ended March 31, 2018.  Gross gains were $4 thousand and along with gross losses of $2 thousand during the same three month period ended March 31, 2018.  $16 thousand of gains were recognized in the income statement for equity securities during the same three month period ended March 31, 2018, as a result of adoption of ASU 2016-01.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2019
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$6,076	$6,095
One to five years	35,119	35,397
Five to ten years	152,330	155,259
Beyond ten years	24,789	25,035
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	184,687	181,984
Total	$403,001	$403,770

The following table summarizes the investment securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
March 31, 2019
U.S. Treasury and U.S. government sponsored entities	$0	$0	$5,098	$(68)	$5,098	$(68)
State and political subdivisions	3,039	(7)	38,090	(534)	41,129	(541)
Corporate bonds	0	0	678	(7)	678	(7)
Mortgage-backed securities - residential	22	0	129,244	(2,188)	129,266	(2,188)
Collateralized mortgage obligations - residential	0	0	13,560	(673)	13,560	(673)
Small Business Administration	7	0	11,684	(245)	11,691	(245)
Total temporarily impaired	$3,068	$(7)	$198,354	$(3,715)	$201,422	$(3,722)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2018
U.S. Treasury and U.S. government sponsored entities	$648	$(2)	$5,065	$(100)	$5,713	$(102)
State and political subdivisions	23,569	(201)	64,174	(1,692)	87,743	(1,893)
Corporate bonds	516	(4)	672	(14)	1,188	(18)
Mortgage-backed securities - residential	13,002	(114)	126,200	(4,053)	139,202	(4,167)
Collateralized mortgage obligations - residential	20	(1)	14,003	(774)	14,023	(775)
Small Business Administration	11	0	11,919	(362)	11,930	(362)
Total temporarily impaired	$37,766	$(322)	$222,033	$(6,995)	$259,799	$(7,317)

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

As of March 31, 2019, the Company’s security portfolio consisted of 576 securities, 196 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2019	December 31, 2018
Originated loans:
Commercial real estate
Owner occupied	$164,818	$158,947
Non-owner occupied	256,377	256,124
Farmland	114,910	110,881
Other	101,149	94,527
Commercial
Commercial and industrial	237,822	227,031
Agricultural	35,288	37,623
Residential real estate
1-4 family residential	307,647	307,794
Home equity lines of credit	82,888	82,690
Consumer
Indirect	160,560	164,509
Direct	29,549	30,277
Other	10,789	11,894
Total originated loans	$1,501,797	$1,482,297
Acquired loans:
Commercial real estate
Owner occupied	$43,554	$44,872
Non-owner occupied	16,199	16,920
Farmland	40,399	40,983
Other	7,122	8,091
Commercial
Commercial and industrial	17,135	18,141
Agricultural	7,613	9,526
Residential real estate
1-4 family residential	75,774	78,786
Home equity lines of credit	22,545	23,617
Consumer
Direct	8,481	9,442
Other	162	162
Total acquired loans	$238,984	$250,540
Net Deferred loan costs	2,870	3,003
Allowance for loan losses	(13,777)	(13,592)
Net loans	$1,729,874	$1,722,248

Purchased credit impaired loans

As part of past acquisitions the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	March 31, 2019	December 31, 2018
Commercial real estate
Non-owner occupied	$275	$292
Commercial
Commercial and industrial	856	899
Total outstanding balance	$1,131	$1,191
Carrying amount, net of allowance of $0 in 2019 and 2018	$849	$903

Accretable yield, or income expected to be collected, is shown in the table below:

	Three Months Ended
(In Thousands of Dollars)	March 31, 2019	March 31, 2018
Beginning balance	$93	$170
New loans purchased	0	0
Accretion of income	(7)	(19)
Ending balance	$86	$151

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three month periods ended March 31, 2019 and 2018.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592
Provision for loan losses	159	107	(28)	182	130	550
Loans charged off	0	(44)	(21)	(501)	0	(566)
Recoveries	0	1	25	175	0	201
Total ending allowance balance	$5,195	$2,157	$2,813	$2,819	$793	$13,777

Three Months Ended March 31, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315
Provision for loan losses	142	147	75	527	(116)	775
Loans charged off	0	(97)	(56)	(629)	0	(782)
Recoveries	2	1	61	178	0	242
Total ending allowance balance	$4,404	$2,062	$2,601	$2,924	$559	$12,550

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of March 31, 2019 and December 31, 2018.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs:

March 31, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6	$3	$261	$0	$0	$270
Collectively evaluated for impairment	5,151	2,144	2,526	2,817	793	13,431
Acquired loans collectively evaluated for impairment	38	10	26	2	0	76
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,195	$2,157	$2,813	$2,819	$793	$13,777

Loans:
Loans individually evaluated for impairment	$623	$213	$4,538	$150	$0	$5,524
Loans collectively evaluated for impairment	635,532	272,663	385,831	206,129	0	1,500,155
Acquired loans	106,724	24,040	97,738	8,621	0	237,123
Acquired with deteriorated credit quality	245	604	0	0	0	849
Total ending loans balance	$743,124	$297,520	$488,107	$214,900	$0	$1,743,651

December 31, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6	$3	$267	$0	$0	$276
Collectively evaluated for impairment	4,981	2,075	2,534	2,960	663	13,213
Acquired loans collectively evaluated for impairment	49	15	36	3	0	103
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592

Loans:
Loans individually evaluated for impairment	$790	$223	$4,627	$83	$0	$5,723
Loans collectively evaluated for impairment	618,729	264,208	385,702	212,130	0	1,480,769
Acquired loans	110,143	26,916	101,804	9,582	0	248,445
Acquired with deteriorated credit quality	262	641	0	0	0	903
Total ending loans balance	$729,924	$291,988	$492,133	$221,795	$0	$1,735,840

The following tables present information related to impaired loans by class of loans as of March 31, 2019 and December 31, 2018:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2019
With no related allowance recorded:
Commercial real estate
Owner occupied	$362	$328	$0
Non-owner occupied	40	38	0
Commercial
Commercial and industrial	184	154	0
Residential real estate
1-4 family residential	3,443	2,710	0
Home equity lines of credit	429	361	0
Consumer	264	127	0
Subtotal	4,722	3,718	0

With an allowance recorded:
Commercial real estate
Farmland	258	257	6
Commercial
Commercial and industrial	59	59	3
Residential real estate
1-4 family residential	1,286	1,277	185
Home equity lines of credit	203	190	76
Consumer	22	23	0
Subtotal	1,828	1,806	270
Total	$6,550	$5,524	$270

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2018
With no related allowance recorded:
Commercial real estate
Owner occupied	$524	$494	$0
Non-owner occupied	40	38	0
Commercial
Commercial and industrial	191	162	0
Residential real estate
1-4 family residential	3,451	2,759	0
Home equity lines of credit	379	326	0
Consumer	174	83	0
Subtotal	4,759	3,862	0

With an allowance recorded:
Commercial real estate
Farmland	258	258	6
Commercial
Commercial and industrial	61	61	3
Residential real estate
1-4 family residential	1,354	1,343	188
Home equity lines of credit	224	199	79
Consumer	0	0	0
Subtotal	1,897	1,861	276
Total	$6,656	$5,723	$276

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three month periods ended March 31, 2019 and 2018:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended March 31,		For Three Months Ended March 31,
(In Thousands of Dollars)	2019	2018	2019	2018
With no related allowance recorded:
Commercial real estate
Owner occupied	$331	$420	$4	$7
Non-owner occupied	38	0	0	0
Commercial
Commercial and industrial	157	873	2	1
Residential real estate
1-4 family residential	2,693	2,636	43	49
Home equity lines of credit	347	325	5	4
Consumer	112	63	3	3
Subtotal	3,678	4,317	57	64

With an allowance recorded:
Commercial real estate
Farmland	257	0	0	0
Commercial
Commercial and industrial	59	67	1	1
Residential real estate
1-4 family residential	1,319	1,429	8	10
Home equity lines of credit	196	155	2	2
Consumer	8	1	0	0
Subtotal	1,839	1,652	11	13
Total	$5,517	$5,969	$68	$77

Cash basis interest recognized during the three month periods ended March 31, 2019 and 2018 was not materially different from interest income recognized under the accrual method.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$330	$0	$340	$0
Farmland	26	0	30	0
Commercial
Commercial and industrial	439	0	122	0
Agricultural	158	0	158	0
Residential real estate
1-4 family residential	2,201	92	2,318	185
Home equity lines of credit	673	57	644	31
Consumer
Indirect	369	198	346	369
Direct	83	101	54	200
Other		8	0	2
Total originated loans	$4,279	$456	$4,012	$787
Acquired loans:
Commercial real estate
Non-owner occupied	$48	$0	$82	$0
Farmland	257	0	257	0
Commercial
Commercial and industrial	754	0	824	0
Agricultural	295	0	291	0
Residential real estate
1-4 family residential	780	151	1,001	122
Home equity lines of credit	270	53	203	14
Consumer
Direct	82	153	95	43
Total acquired loans	$2,486	$357	$2,753	$179
Total loans	$6,765	$813	$6,765	$966

The following tables present the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2019
Originated loans:
Commercial real estate
Owner occupied	$55	$0	$330	$385	$164,062	$164,447
Non-owner occupied	183	22	0	205	255,559	255,764
Farmland	0	0	26	26	114,756	114,782
Other	0	0	0	0	100,866	100,866
Commercial
Commercial and industrial	154	0	439	593	236,786	237,379
Agricultural	84	5	158	247	35,147	35,394
Residential real estate
1-4 family residential	3,275	11	2,293	5,579	301,303	306,882
Home equity lines of credit	0	153	730	883	82,025	82,908
Consumer
Indirect	1,454	481	567	2,502	163,217	165,719
Direct	827	174	184	1,185	28,563	29,748
Other	37	8	8	53	10,737	10,790
Total originated loans:	$6,069	$854	$4,735	$11,658	$1,493,021	$1,504,679
Acquired loans:
Commercial real estate
Owner occupied	$43	$0	$0	$43	$43,610	$43,653
Non-owner occupied	0	0	48	48	16,044	16,092
Farmland	284	72	257	613	39,785	40,398
Other	0	0	0	0	7,122	7,122
Commercial
Commercial and industrial	84	0	754	838	16,296	17,134
Agricultural	17	0	295	312	7,301	7,613
Residential real estate
1-4 family residential	1,031	0	931	1,962	73,810	75,772
Home equity lines of credit	146	165	323	634	21,911	22,545
Consumer
Direct	300	14	235	549	7,932	8,481
Other	0	0	0	0	162	162
Total acquired loans	$1,905	$251	$2,843	$4,999	$233,973	$238,972
Total loans	$7,974	$1,105	$7,578	$16,657	$1,726,994	$1,743,651

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2018
Originated loans:
Commercial real estate
Owner occupied	$82	$0	$340	$422	$158,161	$158,583
Non-owner occupied	22	0	0	22	255,458	255,480
Farmland	184	0	30	214	110,547	110,761
Other	0	0	0	0	94,242	94,242
Commercial
Commercial and industrial	159	0	122	281	226,320	226,601
Agricultural	69	10	158	237	37,484	37,721
Residential real estate
1-4 family residential	1,964	424	2,503	4,891	302,131	307,022
Home equity lines of credit	64	14	675	753	81,957	82,710
Consumer
Indirect	1,714	755	715	3,184	166,622	169,806
Direct	714	340	254	1,308	29,183	30,491
Other	33	14	2	49	11,845	11,894
Total originated loans	$5,005	$1,557	$4,799	$11,361	$1,473,950	$1,485,311
Acquired loans:
Commercial real estate
Owner occupied	$321	$0	$0	$321	$44,618	$44,939
Non-owner occupied	0	0	82	82	16,764	16,846
Farmland	0	102	257	359	40,623	40,982
Other	0	0	0	0	8,091	8,091
Commercial
Commercial and industrial	94	0	824	918	17,223	18,141
Agricultural	31	5	291	327	9,198	9,525
Residential real estate
1-4 family residential	750	229	1,123	2,102	76,682	78,784
Home equity lines of credit	208	0	217	425	23,192	23,617
Consumer
Direct	318	257	138	713	8,729	9,442
Other	0	0	0	0	162	162
Total acquired loans	$1,722	$593	$2,932	$5,247	$245,282	$250,529
Total loans	$6,727	$2,150	$7,731	$16,608	$1,719,232	$1,735,840

Troubled Debt Restructurings:

Total troubled debt restructurings were $5.3 million and $5.5 million at March 31, 2019 and December 31, 2018, respectively.  The Company has allocated $66 thousand and $72 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at March 31, 2019 and December 31, 2018, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at March 31, 2019 and at December 31, 2018.

During the three month periods ended March 31, 2019 and 2018, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal and interest; or a legal concession.  During the three month period ended March 31, 2019, the terms of such loans included a reduction of the stated interest rate of loans in the range of 2.375% to 2.74% and an extension of the maturity date on these and other troubled debt restructurings by 86 months.  During the same three month period in 2018, the terms of such loans included a reduction of the stated interest rate of the loan by 1.75% and extensions of the maturity dates by 6 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month periods ended March 31, 2019 and 2018:

		Pre-Modification	Post-Modification
Three Months Ended March 31, 2019	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	3	$73	$75
Home equity lines of credit	1	40	40
Indirect	12	105	105
Total originated loans	16	$218	$220
Acquired loans:
Residential real estate
1-4 family residential	2	51	55
Total loans	18	$269	$275

		Pre-Modification	Post-Modification
Three Months Ended March 31, 2018	Number of	Outstanding Recorded	Outstanding Recorded
(In thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial real estate
Owner occupied	1	$360	$360
Residential real estate
1-4 family residential	3	43	43
Home equity lines of credit	2	14	14
Indirect	5	29	29
Total originated loans	11	$446	$446
Acquired loans:
Residential real estate
1-4 family residential	4	108	108
Total acquired loans	4	$108	$108
Total loans	15	$554	$554

There were $6 thousand and $19 thousand in charge offs and a $6 thousand and $19 thousand increase to the provision for loan losses during the three month periods ended March 31, 2019 and 2018, respectively as a result of troubled debt restructurings.

There were two residential real estate loans and one home equity line of credit for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month period ended March 31, 2019.  All of the loans were past due at March 31, 2019.  There was no provision recorded as a result of the defaults during 2019.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were three residential real estate loans for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month period ended March 31, 2019. These loans were not past due at March 31, 2019.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
March 31, 2019
Originated loans:
Commercial real estate
Owner occupied	$162,064	$1,653	$730	$164,447
Non-owner occupied	251,581	4,085	98	255,764
Farmland	113,432	1,285	65	114,782
Other	99,207	1,417	242	100,866
Commercial
Commercial and industrial	234,405	736	2,238	237,379
Agricultural	34,915	77	402	35,394
Total originated loans	$895,604	$9,253	$3,775	$908,632
Acquired loans:
Commercial real estate
Owner occupied	$42,666	$127	$860	$43,653
Non-owner occupied	15,889	57	146	16,092
Farmland	36,040	665	3,693	40,398
Other	6,470	0	652	7,122
Commercial
Commercial and industrial	16,079	170	885	17,134
Agricultural	6,706	362	545	7,613
Total acquired loans	$123,850	$1,381	$6,781	$132,012
Total loans	$1,019,454	$10,634	$10,556	$1,040,644

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2018
Originated loans:
Commercial real estate
Owner occupied	$156,892	$945	$746	$158,583
Non-owner occupied	251,240	4,139	101	255,480
Farmland	109,391	1,301	69	110,761
Other	92,669	1,325	248	94,242
Commercial
Commercial and industrial	219,938	4,207	2,456	226,601
Agricultural	37,158	81	482	37,721
Total originated loans	$867,288	$11,998	$4,102	$883,388
Acquired loans:
Commercial real estate
Owner occupied	$43,763	$430	$746	$44,939
Non-owner occupied	16,601	58	187	16,846
Farmland	36,565	668	3,749	40,982
Other	7,434	0	657	8,091
Commercial
Commercial and industrial	16,407	170	1,564	18,141
Agricultural	8,612	346	567	9,525
Total acquired loans	$129,382	$1,672	$7,470	$138,524
Total loans	$996,670	$13,670	$11,572	$1,021,912

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at March 31, 2019, there were $208 thousand of other real estate owned properties and $1.0 million of properties in foreclosure.  Other real estate owned and foreclosure properties were $0 at March 31, 2019 and $1.2 million at December 31, 2018.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of March 31, 2019 and December 31, 2018.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
March 31, 2019
Originated loans:
Performing	$304,589	$82,178	$165,152	$29,564	$10,782
Nonperforming	2,293	730	567	184	8
Total originated loans	$306,882	$82,908	$165,719	$29,748	$10,790
Acquired loans:
Performing	$74,841	$22,222	$0	$8,246	$162
Nonperforming	931	323	0	235	0
Total acquired loans	75,772	22,545	0	8,481	162
Total loans	$382,654	$105,453	$165,719	$38,229	$10,952

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2018
Originated loans:
Performing	$304,519	$82,035	$169,091	$30,237	$11,892
Nonperforming	2,503	675	715	254	2
Total originated loans	$307,022	$82,710	$169,806	$30,491	$11,894
Acquired loans:
Performing	$77,661	$23,400	$0	$9,304	$162
Nonperforming	1,123	217	0	138	0
Total acquired loans	78,784	23,617	0	9,442	162
Total loans	$385,806	$106,327	$169,806	$39,933	$12,056

Revenue from Contracts with Customers

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three months ended March 31, 2019 and 2018.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Three Months Ended March 31, 2019
Service charges on deposit accounts	$0	$1,074	$0	$1,074
Debit card and EFT fees	0	778	0	778
Trust Fees	1,858	0	0	1,858
Insurance agency commissions	0	803	0	803
Retirement plan consulting fees	0	0	358	358
Investment commission	0	260	0	260
Other	0	1,389	0	1,389
Total noninterest Income	$1,858	$4,304	$358	$6,520

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Three Months Ended March 31, 2018
Service charges on deposit accounts	$0	$1,003	$0	$1,003
Debit card and EFT fees	0	806	0	806
Trust Fees	1,807	0	0	1,807
Insurance agency commissions	0	699	0	699
Retirement plan consulting fees	0	0	379	379
Investment commission	0	256	0	256
Other	0	1,060	0	1,060
Total noninterest Income	$1,807	$3,824	$379	$6,010

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

Debit Card and EFT Fees – Customers and the Bank have an account agreement and maintain deposit balances with the Bank.  Customers use a bank issued debit card to purchase goods and services, and the Bank earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction.  The Bank records the amount due when it receives the settlement from the payment network.  Payments from the payment network are received and recorded into income on a daily basis.  There are no contingent debit card interchange fees recorded by the Company that could be subject to a clawback in future periods.

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

Other potential situations surrounding the recognition of Insurance revenue include the estimating potential refunds due to the likely cancellation of a percentage of customers cancelling their policies and recording revenue at the time of policy renewals.  Management concluded that since Insurance agency commissions represent only 2.6% of the Company’s total revenue, adjusting the current practice of recording insurance revenue for these situations would not have a material impact on the reporting of total revenue.

Retirement Plan Consulting Fees – The fees earned from retirement plan consulting is generated by National Associates, Inc.  Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 1.1% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company.  The sales are conducted through a third-party broker-dealer.  When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to Cetera.  Investment commissions represent only 0.8% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

Summary information about these interest-rate swaps at periods ended March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Notional amounts (In thousands)	$42,425	$35,996
Weighted average pay rate on interest-rate swaps	4.49%	4.53%
Weighted average receive rate on interest-rate swaps	4.79%	4.78%
Weighted average maturity (years)	4.2	4.4
Fair value of interest-rate swaps	$(1,092)	$(767)
Fair value of loan yield maintenance provisions	$1,092	$767

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month periods ended March 31, 2019 and 2018 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended March 31,
	2019	2018
Basic EPS
Net income (In thousands)	$8,388	$7,726
Weighted average shares outstanding	27,790,028	27,578,858
Basic earnings per share	$0.30	$0.28

Diluted EPS
Net income (In thousands)	$8,388	$7,726
Weighted average shares outstanding for basic earnings per share	27,790,028	27,578,858
Average unvested restricted stock awards	193,301	339,153
Weighted average shares for diluted earnings per share	27,983,329	27,918,011
Diluted earnings per share	$0.30	$0.28

There were no restricted stock awards that were considered anti-dilutive for the three month periods ended March 31, 2019 and 2018.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of Farmers’ executives with those of the Company’s shareholders.  There were 18,913 service time based shares and 67,651 performance based shares granted under the 2017 Plan during the three month period ended March 31, 2019, as shown in the table below.  The actual number of performance based stock awards issued will depend on certain performance conditions which are mainly average return on equity compared to a group of peer companies over a three year vesting period.

During 2012, the Company, with the approval of shareholders, created the 2012 Equity Incentive Plan (the “2012 Plan”).  The 2012 Plan permitted the award of up to 500 thousand shares to the Company’s directors and employees to promote the Company’s long-term financial success by motivating performance through long-term incentive compensation and to better align the interests of its employees with those of its shareholders.  There were no additional shares granted under the Plan during the three months ended March 31, 2019.  Any new restricted stock awards will be issued under the 2017 Plan described above.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $320 thousand for the three month period ended March 31, 2019.  During the prior period, the expense recognized was $397 thousand for the three month period ended March 31, 2018.  As of March 31, 2019, there was $2.3 million of total unrecognized compensation expense related to the non-vested shares granted under the Plans.  The remaining cost is expected to be recognized over 3 years.

The following is the activity under the Plans during the three month period ended March 31, 2019.

	Three Months Ended March 31, 2019
	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - nonvested shares	87,955	$13.04	203,828	$11.96
Granted	18,913	13.61	67,651	13.50
Vested	0	0	0	0.00
Forfeited	0	0	0	0.00
Ending balance - nonvested shares	106,868	13.14	271,479	12.35

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$5,821	$(1,223)	$4,598
Reclassification adjustment for (gains) losses included in net income (1)	34	(7)	27
Net other comprehensive income	$5,855	$(1,230)	$4,625

	Three Months Ended March 31, 2018
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(8,886)	$1,866	$(7,020)
Reclassification adjustment for (gains) losses included in net income (1)	(2)	0	(2)
Net other comprehensive (loss)	$(8,888)	$1,866	$(7,022)

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and was fully implemented on January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of March 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer phased in beginning January 1, 2016 and increased each year until it was fully implemented at 2.5% on January 1, 2019.  The additional capital conservation buffer is 2.5% for the year of 2019 and was 1.875% during 2018.  Excluding the additional buffer, Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At March 31, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at March 31, 2019 and December 31, 2018:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Common equity tier 1 capital ratio
Consolidated	$229,240	12.37%	$83,374	4.5%	N/A	N/A
Bank	215,987	11.68%	83,223	4.5%	$120,211	6.5%
Total risk based capital ratio
Consolidated	245,287	13.24%	148,220	8.0%	N/A	N/A
Bank	229,764	12.42%	147,952	8.0%	184,940	10.0%
Tier I risk based capital ratio
Consolidated	231,510	12.50%	111,165	6.0%	N/A	N/A
Bank	215,987	11.68%	110,964	6.0%	147,952	8.0%
Tier I leverage ratio
Consolidated	231,510	10.07%	92,004	4.0%	N/A	N/A
Bank	215,987	9.45%	91,428	4.0%	114,285	5.0%

December 31, 2018
Common equity tier 1 capital ratio
Consolidated	$222,892	12.16%	$82,478	4.5%	N/A	N/A
Bank	210,409	11.51%	82,242	4.5%	$118,795	6.5%
Total risk based capital ratio
Consolidated	238,742	13.03%	146,628	8.0%	N/A	N/A
Bank	224,001	12.26%	146,209	8.0%	182,761	10.0%
Tier I risk based capital ratio
Consolidated	225,150	12.28%	109,971	6.0%	N/A	N/A
Bank	210,409	11.51%	109,656	6.0%	146,209	8.0%
Tier I leverage ratio
Consolidated	225,150	9.91%	90,900	4.0%	N/A	N/A
Bank	210,409	9.32%	90,324	4.0%	112,905	5.0%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  ASU 2016-01 which was adopted by the Company on January 1, 2018, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes.  Our service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended March 31, 2019 and for the year ended December 31, 2018, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2019 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$5,847	$0	$5,847	$0
State and political subdivisions	214,736	0	214,736	0
Corporate bonds	1,203	0	1,203	0
Mortgage-backed securities-residential	149,608	0	149,602	6
Collateralized mortgage obligations	20,685	0	20,685	0
Small Business Administration	11,691	0	11,691	0
Equity securities
Equity securities at fair value	553	553	0	0
Other equity investments measured at net asset value	6,907	n/a	n/a	n/a
Total investment securities	$411,230	$553	$403,764	$6
Loan yield maintenance provisions	$1,092	$0	$1,092	$0
Financial Liabilities
Interest rate swaps	$1,092	$0	$1,092	$0

	Fair Value Measurements at December 31, 2018 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$6,009	$0	$6,009	$0
State and political subdivisions	211,944	0	211,944	0
Corporate bonds	1,188	0	1,188	0
Mortgage-backed securities-residential	150,047	0	150,041	6
Collateralized mortgage obligations	21,072	0	21,072	0
Small Business Administration	11,930	0	11,930	0
Equity securities
Equity securities at fair value	495	495	0	0
Other equity investments measured at net asset value	6,635	n/a	n/a	n/a
Total investment securities	$409,320	$495	$402,184	$6
Loan yield maintenance provisions	$767	$0	$767	$0
Financial Liabilities
Interest rate swaps	$767	$0	$767	$0

There were no significant transfers between Level 1 and Level 2 during the three month periods ended March 31, 2019 and 2018.  For additional information related to yield maintenance provisions and interest rate swaps see Interest–Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended March 31,
(In Thousands of Dollars)	2019	2018
Beginning Balance	$6	$8
Transfers from level 2	0	0
Repayments, calls and maturities	0	(1)
Ending Balance	$6	$7

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2019 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Farmland	$251	$0	$0	$251
1–4 family residential	577	0	0	577
Consumer indirect	32	0	0	32
Other real estate owned
1–4 family residential	51	0	0	51

	Fair Value Measurements at December 31, 2018 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Farmland	$251	$0	$0	$251
1–4 family residential	640	0	0	640
Consumer	7	0	0	7

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1.1 million with a valuation allowance of $223 thousand at March 31, 2019, resulting in no additional provision for loan losses for the three month period.  At December 31, 2018, impaired loans had a principal balance of $1.1 million, with a valuation allowance of $227 thousand.  Loans measured at fair value at March 31, 2018 resulted in an additional provision for loan losses of $66 thousand for the three month period ending March 31, 2018.  Excluded from the fair value of impaired loans, at March 31, 2019 and December 31, 2018, discussed above are $686 thousand and $694 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

Impaired commercial real estate loans, both owner-occupied and non-owner occupied as well as other real estate owned properties are valued by independent external appraisals.  These external appraisals are prepared using the sales comparison approach and income approach valuation techniques.  Management makes subsequent unobservable adjustments to the impaired loan appraisals.  Impaired loans other than commercial real estate and other real estate owned are not considered material.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended March 31, 2019 and December 31, 2018:

March 31, 2019	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$251	Sales comparison	Adjustment for differences between comparable sales	(22.70%) - 16.16% 9.39%
Residential	577	Sales comparison	Adjustment for differences between comparable sales	(49.90%) - 45.99% 5.56%
Consumer	32	Sales comparison	Adjustment for differences between comparable sales	(9.63%) - 9.63% (0%)
Other real estate owned	51	Sales comparison	Adjustment for differences between comparable sales	(39.77%) - 32.49% (7.30%)

December 31, 2018	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$251	Sales comparison	Adjustment for differences between comparable sales	(22.70%) - 16.16% 9.39%
Residential	640	Sales comparison	Adjustment for differences between comparable sales	(49.90%) - 45.99% 6.52%
Consumer	7	Sales comparison	Adjustment for differences between comparable sales	(5.71%) - 5.71% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at March 31, 2019 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$69,672	$20,869	$48,803	$0	$69,672
Restricted stock	11,729	n/a	n/a	n/a	n/a
Loans held for sale	2,360	0	2,431	0	2,431
Loans, net	1,729,874	0	0	1,687,534	1,687,534
Accrued interest receivable	7,722	0	2,352	5,370	7,722
Financial liabilities
Deposits	1,954,333	1,469,330	481,741	0	1,951,071
Short-term borrowings	103,498	0	103,498	0	103,498
Long-term borrowings	5,850	0	5,763	0	5,763
Accrued interest payable	1,168	77	1,091	0	1,168

		Fair Value Measurements at December 31, 2018 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,926	$18,042	$39,884	$0	$57,926
Restricted stock	11,737	n/a	n/a	n/a	n/a
Loans held for sale	1,237	0	1,274	0	1,274
Loans, net	1,722,248	0	0	1,673,626	1,673,626
Accrued interest receivable	7,114	0	2,359	4,755	7,114
Financial liabilities
Deposits	1,799,720	1,427,260	367,306	0	1,794,566
Short-term borrowings	244,759	0	244,759	0	244,759
Long-term borrowings	6,033	0	5,847	0	5,847
Accrued interest payable	990	63	927	0	990

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

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: Beginning January 1, 2018, the Company uses a third party firm that uses cash flow analysis and current market interest rates along with adjustments for credit, liquidity and option risk to conform to the ASU 2016-01 exit price requirement.  Impaired loans are valued at the lower of cost or fair value as described previously.

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
March 31, 2019
Goodwill and other intangibles	$4,152	$37,870	$2,425	$(822)	$43,625
Total assets	$11,852	$2,336,476	$3,193	$4,553	$2,356,074

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2018
Goodwill and other intangibles	$4,199	$38,113	$2,462	$(822)	$43,952
Total assets	$11,490	$2,309,644	$3,060	$4,670	$2,328,864

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2019
Net interest income	$38	$19,949	$0	$(22)	$19,965
Provision for loan losses	0	550	0	0	550
Service fees, security gains and other noninterest income	1,898	4,305	358	(41)	6,520
Noninterest expense	1,263	13,527	338	140	15,268
Amortization and depreciation expense	52	605	40	12	709
Income before taxes	621	9,572	(20)	(215)	9,958
Income taxes	130	1,556	(4)	(112)	1,570
Net Income	$491	$8,016	$(16)	$(103)	$8,388

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2018
Net interest income	$31	$18,933	$0	$(18)	$18,946
Provision for loan losses	0	775	0	0	775
Service fees, security gains and other noninterest income	1,838	3,854	379	(61)	6,010
Noninterest expense	1,277	12,552	312	206	14,347
Amortization and depreciation expense	63	624	50	12	749
Income before taxes	529	8,836	17	(297)	9,085
Income taxes	111	1,353	4	(109)	1,359
Net Income	$418	$7,483	$13	$(188)	$7,726

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Leases

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of 1 to 11.5 years, some of which include options to extend the lease for up to 10 years and some of which include options to terminate the leases within 1 year.

The right of use asset and lease liability as of March 31, 2019 was $3.5 million.

Lease payments made for the quarter ended March 31, 2019 were $146 thousand. Interest expense and amortization expense on finance leases were $27 thousand and $89 thousand for the quarter ended March 31, 2019, respectively.  The weighted-average remaining lease term for all leases was 7.1 years as of March 31, 2019 and the weighted-average discount rate was 3.4%.

Maturities of lease liabilities are as follows as of March 31, 2019:

2019	$438
2020	590
2021	592
2022	475
2023	418
Thereafter	1,664
Total Payments	4,177
Less: Imputed Interest	(644)
Total	$3,533

Goodwill and Intangible Assets:

Goodwill associated with the Company’s recent purchase of Monitor in August 2017 and other past acquisitions totaled $38.2 million at March 31, 2019 and December 31, 2018.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	March 31, 2019		December 31, 2018
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(5,595)	$7,210	$(5,481)
Non-compete contracts	430	(381)	430	(380)
Trade name	520	(241)	520	(229)
Core deposit intangible	6,254	(2,773)	6,254	(2,573)
Total	$14,414	$(8,990)	$14,414	$(8,663)

Aggregate amortization expense was $327 thousand for the three month period ended March 31, 2019.  Amortization expense was $354 thousand for the three months ended March 31, 2018.

Estimated amortization expense for each of the next five periods and thereafter:

2019 (Nine months)	$980
2020	1,202
2021	1,142
2022	1,025
2023	514
Thereafter	561
TOTAL	$5,424

Short-term borrowings:

There were $100 million in short-term Federal Home Loan Bank Advances at March 31, 2019 with a weighted average interest rate of 2.53%.  Short-term Federal Home Loan Bank Advances were $240 million at December 31, 2018.  The Company had $3.1 million and $4.4 million in securities sold under repurchase agreements for the periods ended March 31, 2019 and December 31, 2018, respectively.  In addition, the Company had a $350 thousand balance on business lines of credit with one lending institution at March 31, 2019 and December 31, 2018.

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $3.3 million and $4.6 million at March 31, 2019 and December 31, 2018.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	March 31, 2019	December 31, 2018
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$178	$332
State and political subdivisions	881	664
Mortgage-backed securities - residential	1,832	3,094
Collateralized mortgage obligations - residential	257	319
Total repurchase agreements	$3,148	$4,409

Management believes the risks associated with the agreements are minimal and, in the case of collateral decline, the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are not statements of historical fact, but rather statements based on the Company’s current expectations, beliefs and assumptions regarding the future of Farmers’ business, future plans and strategies, projections, anticipated events and trends, its intended results and future performance, the economy and other future conditions. Forward-looking statements are preceded by terms such as “will,” “would,” “should,” “could,” “may,” “expect,” “estimate,” “believe,” “anticipate,” “intend,” “plan” “project,” or variations of these words, or similar expressions. Forward-looking statements are not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Numerous uncertainties, risks, and changes could cause or contribute to Farmers’ actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements.

Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

While the Company believes that the forward-looking statements in this report are reasonable, given these factors, as well as other variables that may affect our operating results, readers should rely on any forward-looking statement.  In addition, these statements speak only as of the date made.  The Company does not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Overview

Net income for the three months ended March 31, 2019 was $8.4 million, or $0.30 per diluted share, which compares to $7.7 million, or $0.28 per diluted share, for the three months ended March 31, 2018.  Annualized return on average assets and return on average equity were 1.45% and 12.71%, respectively, for the three month period ending March 31, 2019, compared to 1.45% and 13.03% for the same period in 2018.

Total loans were $1.744 billion at March 31, 2019 compared to $1.736 billion at December 31, 2018.  The increase in loans is a result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  The increase in loans has occurred mainly in the commercial, commercial real estate, residential real estate and agricultural loan categories.  Loans comprise 79.3% of the Bank’s first quarter average earning assets at March 31, 2019, an improvement compared to 78.1% for the same period in 2018.  This improvement along with the growth in earning assets has resulted in a 16.5% increase in tax equated loan interest income from the first quarter of 2019 compared to the same quarter in 2018.

Non-performing assets to total assets remain at a low level, currently at 0.33%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $9.1 million, or 0.52% of total loans, at March 31, 2019.  Net charge-offs for the current quarter were $365 thousand, compared to $540 thousand in the same quarter in 2018 and total net charge-offs as a percentage of average net loans outstanding is only 0.08% for the quarter ended March 31, 2019, compared to 0.14% in the same quarter in 2018.

The net interest margin for the three months ended March 31, 2019 was 3.81%, an 11 basis point decrease from the quarter ended March 31, 2018.  In comparing the first quarter of 2019 to the same period in 2018, asset yields increased 29 basis points, while the cost of interest-bearing liabilities increased 54 basis points.  Most of this increase was the result of higher rates paid on interest bearing checking accounts and time deposits, consistent with increases in the federal funds sold rate.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in recent mergers, which increased the net interest margin by 4 basis points for the quarters ended March 31, 2019 and 2018, respectively.

The Company made progress in its effort to increase noninterest income, which increased 8.5% to $6.5 million for the quarter ended March 31, 2019 compared to $6.0 million in the same quarter of 2018.  Net gains on sales of loans increased $184 thousand, or 37.8%, and other operating income increased $169 thousand, or 50.8% in comparing the first quarter of 2019 to the same quarter in 2018.

Farmers has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the first quarter of 2019 increased 5.8% to $16.0 million compared to $15.1 million in the same quarter in 2018, primarily as a result of a $618 thousand, or 7.1%, increase in salaries and employee benefits.

The efficiency ratio for the quarter ended March 31, 2019 improved to 57.8% compared to 58.0% for the same quarter in 2018.  The main factors leading to this improvement were the increase in net interest income and noninterest income.

The Company’s return on average tangible equity (Non-GAAP) decreased to 14.99% for the quarter ended March 31, 2019 compared to 15.84% for the same quarter in 2018.

Return on average tangible equity is a non - U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the tangible equity for the three month periods ended March 31, 2019 and 2018, reconciliations are displayed in the table below.

Results of Operations

The following is a comparison of selected financial ratios and other results at or for the three month periods ended March 31, 2019 and 2018:

	At or for the Three Months Ended March 31,
(In Thousands, except Per Share Data)	2019	2018
Total assets	$2,356,074	$2,167,517
Net income	$8,388	$7,726
Basic and diluted earnings per share	$0.30	$0.28
Return on average assets (annualized)	1.45%	1.45%
Return on average equity (annualized)	12.71%	13.03%
Efficiency ratio (tax equivalent basis) (1)	57.83%	57.98%
Equity to asset ratio	11.58%	11.13%
Tangible common equity ratio (2)	9.92%	9.24%
Dividends to net income	29.80%	25.05%
Net loans to assets	73.42%	73.21%
Loans to deposits	89.22%	97.69%
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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of March 31, 2019 and 2018, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity
	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
	March 31,	December 31,	March 31,
(In Thousands of Dollars)	2019	2018	2018
Stockholders' equity	$272,951	$262,320	$241,240
Less goodwill and other intangibles	43,625	43,952	45,015
Tangible common equity	229,326	218,368	196,225
Average stockholders' equity	267,736	252,449	240,387
Less average goodwill and other intangibles	43,840	44,185	45,248
Average tangible common equity	$223,896	$208,264	$195,139

Reconciliation of Total Assets to Tangible Assets
	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
	March 31,	December 31,	March 31,
(In Thousands of Dollars)	2019	2018	2018
Total assets	$2,356,074	$2,328,864	$2,167,517
Less goodwill and other intangibles	43,625	43,952	45,015
Tangible assets	2,312,449	2,284,912	2,122,502
Average assets	2,338,792	2,301,847	2,162,706
Less average goodwill and other intangibles	43,840	44,185	45,248
Average tangible assets	$2,294,952	$2,257,662	$2,117,458

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,727,950	$21,571	5.06%	$1,564,990	$18,509	4.80%
Taxable securities (4)	196,062	1,244	2.57	206,345	1,233	2.42
Tax-exempt securities (4) (6)	207,618	2,011	3.93	185,560	1,680	3.67
Equity securities (2)	11,932	175	5.95	10,887	146	5.44
Federal funds sold and other	34,789	196	2.28	35,070	145	1.68
TOTAL EARNING ASSETS	2,178,351	25,197	4.69	2,002,852	21,713	4.40
NONEARNING ASSETS
Cash and due from banks	33,380			33,677
Premises and equipment	22,419			22,205
Allowance for loan losses	(13,727)			(12,272)
Unrealized gains (losses) on securities	(4,437)			(4,183)
Other assets (3)	122,806			120,427
TOTAL ASSETS	$2,338,792			$2,162,706

INTEREST-BEARING LIABILITIES
Time deposits	$368,117	$1,659	1.83%	$271,473	$813	1.21%
Brokered time deposits	46,861	266	2.27	0	0	0.00
Savings deposits	420,613	308	0.30	482,404	182	0.15
Demand deposits	589,595	1,202	0.83	451,295	416	0.37
Short term borrowings	197,787	1,231	2.52	282,408	881	1.26
Long term borrowings	5,907	48	3.30	6,863	44	2.66
TOTAL INTEREST-BEARING LIABILITIES	1,628,880	4,714	1.17	1,494,443	2,336	0.63

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	428,520			411,805
Other liabilities	13,656			16,071
Stockholders’ equity	267,736			240,387
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,338,792			$2,162,706
Net interest income and interest rate spread		$20,483	3.52%		$19,377	3.77%
Net interest margin			3.81%			3.92%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $877 thousand and $935 thousand for 2019 and 2018, respectively, and is reduced by amortization of $702 thousand and $666 thousand for 2019 and 2018, respectively.

(6)

For 2019, adjustments of $102 thousand and $416 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2018, adjustments of $82 thousand and $349 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income.  Net interest income for the three month period ended March 31, 2019 was $20.0 million compared to $18.9 million for the same period in 2018.  On a tax equivalent basis net interest income was $20.5 million for the first quarter of 2019 compared to $19.4 million for the same period in 2018. The net interest margin to average earning assets on a fully taxable equivalent basis decreased 11 basis points to 3.81% for the three months ended March 31, 2019, compared to 3.92% for the same three month period in the prior year.  In comparing the quarters ended March 31, 2019 and 2018, yields on earning assets increased 29 basis points, while the cost of interest bearing liabilities increased 54 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates to remain competitive within the local markets we serve.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 4 basis points lower for the quarter ended March 31, 2019.

Noninterest Income.  Noninterest income increased 8.5% to $6.5 million for the quarter ended March 31, 2019 compared to $6.0 million in 2018.  Net gains on sales of loans increased $184 thousand, or 37.8%, other operating income increased $169 thousand, or 50.8%, and insurance agency commissions also increased $104 thousand, or 14.9%, in comparing the first quarter of 2019 to the same quarter in 2018.  These increases were offset by a drop in debit card interchange income of $28 thousand, or 3.5%, and retirement plan consulting fees of $21 thousand, or 5.5%

Noninterest Expense.  Total noninterest expense for the first quarter of 2019 increased to $16.0 million compared to $15.1 million in the same quarter in 2018, primarily as a result of a $618 thousand, or 7.1%, increase in salaries and employee benefits and other operating expense of $280 thousand, offset by a $135 thousand decrease in FDIC insurance expense.  Annualized noninterest expenses measured as a percentage of quarterly average assets decreased from 2.83% in the first quarter of 2018 to 2.77% in the first quarter of 2019.

The Company’s tax equivalent efficiency ratio for the three month period ended March 31, 2019 was 57.8% compared to 58.0% for the same period in 2018.  The positive change in the efficiency ratio was the result of increased net interest income and increased non-interest income and the stabilized level of noninterest expenses relative to average assets.

Income Taxes. Income tax expense totaled $1.6 million for the quarter ended March 31, 2019 and $1.4 million for the quarter ended March 31, 2018.  The effective tax rate for the three month period ended March 31, 2019 was 15.8% compared to the effective tax rate of 15.0% for the same period in 2018.  Management continues to seek out additional tax exempt earning assets, mainly in the form of municipal bond securities, to help reduce the level of income tax liability.

Other Comprehensive Income.  For the quarter ended March 31, 2019, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $4.6 million, compared to an unrealized loss of $7.0 million for the same period in 2018.  The other comprehensive income increase is due to the positive change in the fair value of securities for the three month period ended March 31, 2019.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $11.7 million during the first three months of 2019 from $57.9 million to $69.7 million.  The increase in the cash balance is part of normal fluctuations on the Company’s $2.356 billion balance sheet.  The Company expects cash and cash equivalents to be reduced to December 31, 2018 levels over the next few months as cash is used for loan growth and security portfolio purchases.

Securities.  Securities available-for-sale increased by $1.6 million since December 31, 2018.  The Company intends to maintain the securities portfolio’s current level, as a percentage of total assets, during the remaining months of 2019.

Loans.  Gross loans increased $7.8 million since December 31, 2018.  The increase in loans has occurred in the commercial, commercial real estate, residential real estate and agricultural loan portfolios.  The Bank utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio.  The increase in average loan balances along with an increase in market interest rates help the current quarter’s loan income improve to $21.5 million or 16.5% compared to $18.4 million in the same quarter ended March 31, 2018.

On a tax equated basis loan income improved by $3.1 million compared to the same quarter in 2018.  The average tax equivalent interest rate on the loan portfolio was 5.06% for the three month period ended March 31, 2019 compared to 4.80% for the same period in 2017.  On a fully tax equivalent basis, loans contributed $21.6 million of total interest income during the three month period ended March 31, 2019 compared to $18.5 million for the same period in 2018.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis. Recorded investment amounts were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Nonperforming loans	$7,578	$7,731	$9,222	$8,406	$7,893
Nonperforming loans as a % of total loans	0.43%	0.45%	0.55%	0.51%	0.49%
Loans delinquent 30-89 days	$9,082	$8,877	$10,626	$10,636	$6,973
Loans delinquent 30-89 days as a % of total loans	0.52%	0.51%	0.63%	0.65%	0.44%
Allowance for loan losses	$13,777	$13,592	$13,377	$12,764	$12,550
Allowance for loan losses as a % of loans	0.79%	0.78%	0.79%	0.78%	0.78%
Allowance for loan losses as a % of non-acquired loans	0.92%	0.92%	0.93%	0.94%	0.97%
Allowance for loan losses as a % of nonperforming loans	181.80%	175.81%	145.06%	151.84%	159.00%
Annualized net charge-offs to average net loans outstanding	0.08%	0.07%	0.08%	0.13%	0.14%
Non-performing assets	$7,786	$7,731	$9,222	$8,406	$7,952
Non-performing assets as a % of total assets	0.33%	0.33%	0.40%	0.38%	0.37%
Net charge-offs for the quarter	$365	$310	$337	$536	$540

For the three months ended March 31, 2019, management recorded a $550 thousand provision for loan losses, compared to providing $775 thousand over the same three month period in the prior year.  The smaller provision was mainly a result of higher loan loss quarters rolling off the loss history period used in calculation and the continued lower amounts of net charge offs.  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.   Loan growth over the first three months of 2019 was 1.8% on an annualized basis.  The allowance for loan losses as a percentage of the total loan portfolio was 0.79% at March 31, 2019 compared to 0.78% at March 31, 2018.  The loan portfolios acquired at fair market value from previous acquisitions were recorded at fair market value and without an associated allowance for loan loss.  When the acquired loans are excluded, the ratio of allowance for loan losses to total non-acquired loans is 0.92% at March 31, 2019 compared to 0.97% at March 31, 2018.  Early stage delinquencies, which are loans 30 – 89 days delinquent, as a percentage of total loans increased from 0.44% at March 31, 2018 to 0.52% at March 31, 2019 and non-performing loans as a percentage of total loans decreased from 0.49% at March 31, 2018 to 0.43% at March 31, 2019.  The allowance for loan losses to non-performing loans increased from 159.00% at March 31, 2018 to 181.80% at March 31, 2019.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at March 31, 2019 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $154.6 million from December 31, 2018 to March 31, 2019, for a balance of $1.95 billion.  The increase in deposits is the result of the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin during the first three months of 2019.  Interest bearing accounts and brokered time deposits increased a combined $161.4 million, or 11.7%, during the first three months of 2019.  The increase in interest bearing accounts is mostly due an approximate increase of $56 million in public funds deposits and a $75 million increase in brokered time deposits.  Money Market index accounts decreased as customers moved funds to certificates of deposit during the period. At December 31, 2018 the balance in money market index accounts was $195.7 million and at March 31, 2019 it was $190.3 million, a decrease of 2.8%.  The Company’s strategy is to grow deposit balances.  While there is growing pressure in the deposit market for increasing deposit rates, management understands the need to protect the net interest margin but also remain competitive within the market to help supply the needs of the growing loan portfolio.  At March 31, 2019, core deposits, which include, savings, money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 89.8% of total deposits.

Borrowings.  Total borrowing balances decreased 56.4% from $250.8 million at December 31, 2018 to $109.3 million at March 31, 2019.  During the three month period ended March 31, 2019 the Company was able to repay $150 million in short-term FHLB advances as a result of the use of additional brokered time deposits.  The use of brokered time deposits also had a positive impact on the overall cost of funds, due to a lower interest rate paid on these deposits compared to advances from Federal Home Loan Bank.

Capital Resources.  Total stockholders’ equity increased $10.6 million, or 4.1%, during the three month period ended March 31, 2019.  The increase is due to the net income addition to retained earnings less the amount of dividends paid.  Shareholders received $0.09 per share in cash dividends in the first quarter of 2019. The increased first quarter dividend to $0.09 is a 12.5% increase over the $0.08 paid in the last two quarters of 2018.  Book value per share increased from $9.44 per share at December 31, 2018 to $9.83 per share at March 31, 2019.  The Company’s tangible book value per share (non-GAAP measure) also increased, from $7.86 per share at December 31, 2018 to $8.26 per share at March 31, 2019.  The increases in book value and tangible book value per share were the result of increases to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in from January 1, 2015 through January 1, 2019.  The Company must hold a capital conservation buffer of 2.5% above adequately capitalized risk-based capital ratios during 2019.  At March 31, 2019 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 12.4%, total risk-based capital ratio stood at 13.2%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 12.5% and 10.1%, respectively, at March 31, 2019.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2019.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, if there is any impairment of goodwill or other intangible, and estimating the fair value of assets acquired and liabilities assumed in connection with the merger activity.  Additional information regarding these policies is included in the notes to the aforementioned 2018 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination), Note 4 (Loans), and the sections captioned “Loan Portfolio.”

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At March 31, 2019, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.2 million.  The outstanding balance at March 31, 2019 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of March 31, 2019, the Bank had outstanding balances with the FHLB of $103.6 million with additional borrowing capacity of approximately $451.9 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first three months of 2019, net cash used by investing activities amounted to $3.9 million, compared to $24.2 million used in the same period in 2018.  Loan originations used $8.4 million during the first three months of 2019 compared to the $22.5 million used during the same period in 2018.  The cash used in investing activities during this period can be attributed to the reduced lending activity.  Proceeds from the maturities and repayments of securities available for sale were $5.6 million for the quarter ended March 31, 2019 compared to $13.0 million during the first three months of 2018.  Conversely, proceeds from the sale of securities available for sale amounted to $9.6 million used during the first three months of 2019 compared to none used during the same period in 2018.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $10.5 million for the period ended March 31, 2019, compared to $8.8 million provided in financing activities for the same period in 2018.  There were large swings in two line items during the three month period ended March 31, 2019 compared to the same period last year: changes in short term borrowings used $141.3 million in the three month period ended March 31, 2019, compared to $21.6 million used during the three month period ended March 31, 2018, and there was also $154.6 million provided by deposits during the three month period ended March 31, 2019 compared to $32.4 million provided during the three month period ended March 31, 2018.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $343.3 million at March 31, 2019 and $339.4 at December 31, 2018.  Additionally, the Company has committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At March 31, 2019 the Company had invested $6.9 million in these funds.

Recent Market and Regulatory Developments

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

The Company’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities.  Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company.  Additionally, the Company’s balance sheet is slightly asset sensitive and in the uncertain interest rate environment that exists today, the Company’s net interest margin could be under additional pressure should interest rates begin to lower in the near future.

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

Changes In Interest Rate (basis points)	March 31, 2019 Result	December 31, 2018 Result	ALCO Guidelines
Net Interest Income Change
+300	3.4%	1.8%	15%
+200	2.5%	1.6%	10%
+100	1.3%	0.9%	5%
-100	-3.7%	-3.0%	5%
Net Present Value Of Equity Change
+300	24.5%	15.2%	20%
+200	19.7%	11.8%	15%
+100	13.5%	8.2%	10%
-100	-22.6%	-16.6%	10%

It should be noted that the change in the net present value of equity exceeded policy in all the simulation models above for the period ended March 31, 2019 and for a sudden decrease in rates of 100 basis point (1%) for the period ended December 31, 2018. This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities. Some short term and maturing borrowings were replaced with a mix of core and time deposits which allowed the Bank to “lock in” funding costs for a longer term, which would help the margin should rates rise.  In the case of rates decreasing 100 basis points, core deposits and their fair value would be negatively impacted as rates could not be reduced by the full extent of the sudden decrease.  Management will continue to monitor the policy exceptions and may consider changes to the asset/liability position in the future.  The net interest income results of the simulations indicate that they fall within internal limits established by the Company at March 31, 2019.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

On September 28, 2012, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 920,000 shares of its outstanding common stock in the open market or in privately negotiated transactions.

The following table summarizes the treasury stock activity under the program during the three month period ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				245,866
January 1-31	0	$0.00	0	245,866
February 1-28	1,300	13.00	1,300	244,566
March 1-31	13,693	13.51	13,693	230,873
Ending balance	14,993	13.47	14,993	230,873

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2019).

10.1	Farmers National Banc Corp. 2019 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (filed herewith).

10.2	Farmers National Banc Corp. 2019 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (filed herewith).

10.3	Farmers National Banc Corp. 2019 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (filed herewith).

10.4	Farmers National Banc Corp. 2019 Form of Performance-Based Cash Award Agreement under Long-Term Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 8, 2019

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 8, 2019

/s/ Carl D. Culp
Carl D. Culp Executive Vice President and Treasurer