Form 10-Q
period 2019-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2019-08-07
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, No Par Value	27,666,986 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$21,821	$18,042
Federal funds sold and other	42,186	39,884
TOTAL CASH AND CASH EQUIVALENTS	64,007	57,926
Securities available for sale	424,252	402,190
Equity securities	7,222	7,130
Loans held for sale	1,093	1,237
Loans	1,780,504	1,735,840
Less allowance for loan losses	14,222	13,592
NET LOANS	1,766,282	1,722,248
Premises and equipment, net	24,460	21,211
Goodwill	38,201	38,201
Other intangibles, net	5,097	5,751
Bank owned life insurance	35,180	34,758
Other assets	40,155	38,212
TOTAL ASSETS	$2,405,949	$2,328,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$415,935	$421,950
Interest-bearing	1,449,684	1,352,770
Brokered time deposits	135,016	25,000
TOTAL DEPOSITS	2,000,635	1,799,720
Short-term borrowings	91,312	244,759
Long-term borrowings	5,666	6,033
Other liabilities	23,511	16,032
TOTAL LIABILITIES	2,121,124	2,066,544
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares; issued 28,179,598 in 2019 and 2018	185,687	186,163
Retained earnings	95,557	83,630
Accumulated other comprehensive income (loss)	7,877	(4,030)
Treasury stock, at cost; 411,915 shares in 2019 and 387,697 in 2018	(4,296)	(3,443)
TOTAL STOCKHOLDERS' EQUITY	284,825	262,320
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,405,949	$2,328,864

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$22,324	$19,545	$43,793	$37,972
Taxable securities	1,238	1,228	2,482	2,461
Tax exempt securities	1,638	1,380	3,233	2,711
Dividends	171	154	346	300
Federal funds sold and other interest income	158	167	354	312
TOTAL INTEREST AND DIVIDEND INCOME	25,529	22,474	50,208	43,756
INTEREST EXPENSE
Deposits	4,359	1,723	7,794	3,134
Short-term borrowings	631	1,140	1,862	2,021
Long-term borrowings	48	49	96	93
TOTAL INTEREST EXPENSE	5,038	2,912	9,752	5,248
NET INTEREST INCOME	20,491	19,562	40,456	38,508
Provision for loan losses	750	750	1,300	1,525
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,741	18,812	39,156	36,983
NONINTEREST INCOME
Service charges on deposit accounts	1,093	985	2,167	1,988
Bank owned life insurance income	208	219	422	441
Trust fees	1,821	1,740	3,679	3,547
Insurance agency commissions	739	713	1,542	1,412
Security gains (losses), including fair value changes for equity securities	(18)	27	(8)	45
Retirement plan consulting fees	450	465	808	844
Investment commissions	327	315	587	571
Net gains on sale of loans	1,055	606	1,726	1,093
Debit card and EFT fees	887	870	1,665	1,676
Other operating income	432	366	926	699
TOTAL NONINTEREST INCOME	6,994	6,306	13,514	12,316
NONINTEREST EXPENSES
Salaries and employee benefits	9,266	8,828	18,622	17,566
Occupancy and equipment	1,650	1,611	3,367	3,315
State and local taxes	472	479	942	938
Professional fees	887	737	1,681	1,435
Merger related (income) costs	(19)	0	(19)	25
Advertising	442	379	692	654
FDIC insurance	85	225	172	447
Intangible amortization	327	355	654	709
Core processing charges	803	794	1,594	1,533
Telephone and data	217	238	477	475
Other operating expenses	2,574	1,812	4,499	3,457
TOTAL NONINTEREST EXPENSES	16,704	15,458	32,681	30,554
INCOME BEFORE INCOME TAXES	10,031	9,660	19,989	18,745
INCOME TAXES	1,488	1,587	3,058	2,946
NET INCOME	$8,543	$8,073	$16,931	$15,799
EARNINGS PER SHARE - basic	$0.31	$0.29	$0.61	$0.57
EARNINGS PER SHARE - fully diluted	$0.31	$0.29	$0.61	$0.57

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
NET INCOME	$8,543	$8,073	$16,931	$15,799
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	9,203	(242)	15,024	(9,128)
Reclassification adjustment for (gains) losses realized in income	(1)	(1)	33	(3)
Net unrealized holding gains (losses)	9,202	(243)	15,057	(9,131)
Income tax effect	(1,920)	39	(3,150)	1,905
Other comprehensive income (loss), net of tax	7,282	(204)	11,907	(7,226)
TOTAL COMPREHENSIVE INCOME	$15,825	$7,869	$28,838	$8,573

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	For the Three Months Ended
(Unaudited)	June 30, 2019	June 30, 2018
COMMON STOCK
Beginning balance	$186,483	$186,594
Issued 76,254 in 2019 and 0 in 2018 treasury shares under the Long Term Incentive Plan	(1,140)	0
Stock compensation expense for unvested shares	344	337
Ending balance	185,687	186,931

RETAINED EARNINGS
Beginning balance	89,518	65,168
Cumulative effect adjustment upon adoption of ASU 2016-01	0	0
Beginning balance adjusted	89,518	65,168
Net income	8,543	8,073
Dividends declared at $0.09 per share in 2019 and $0.07 per share in 2018	(2,504)	(1,936)
Ending balance	95,557	71,305

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	595	(6,595)
Cumulative effect adjustment upon adoption of ASU 2016-01	0	0
Beginning balance adjusted	595	(6,595)
Other comprehensive (income) loss	7,282	(204)
Ending balance	7,877	(6,799)

TREASURY STOCK, AT COST
Beginning balance	(3,645)	(3,927)
Purchased 85,479 shares in 2019 and 0 shares in 2018	(1,186)	0
Issued 120,017 shares in 2019 and 0 shares in 2018 under the Long Term Incentive Plan	1,140	0
Retained 43,763 shares in 2019 and 0 shares in 2018 to cover tax withholdings under the Long Term Incentive Plan	(605)	0
Ending balance	(4,296)	(3,927)
TOTAL STOCKHOLDERS' EQUITY	$284,825	$247,510

	(In Thousands of Dollars)
	For the Six Months Ended
(Unaudited)	June 30, 2019	June 30, 2018
COMMON STOCK
Beginning balance	$186,163	$186,903
Issued 76,254 in 2019 and 96,873 in 2018 treasury shares under the Long Term Incentive Plan	(1,140)	(706)
Stock compensation expense for unvested shares	664	734
Ending balance	185,687	186,931

RETAINED EARNINGS
Beginning balance	83,630	59,208
Cumulative effect adjustment upon adoption of ASU 2016-01	0	169
Beginning balance adjusted	83,630	59,377
Net income	16,931	15,799
Dividends declared at $0.18 per share in 2019 and $0.14 per share in 2018	(5,004)	(3,871)
Ending balance	95,557	71,305

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	(4,030)	596
Cumulative effect adjustment upon adoption of ASU 2016-01	0	(169)
Beginning balance adjusted	(4,030)	427
Other comprehensive (income) loss	11,907	(7,226)
Ending balance	7,877	(6,799)

TREASURY STOCK, AT COST
Beginning balance	(3,443)	(4,633)
Purchased 100,472 shares in 2019 and 0 shares in 2018	(1,388)	0
Issued 120,017 shares in 2019 and 96,873 shares in 2018 under the Long Term Incentive Plan	1,140	706
Retained 43,763 shares in 2019 and 0 shares in 2018 to cover tax withholdings under the Long Term Incentive Plan	(605)	0
Ending balance	(4,296)	(3,927)
TOTAL STOCKHOLDERS' EQUITY	$284,825	$247,510

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Six Months Ended
(Unaudited)	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,931	$15,799
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,300	1,525
Depreciation and amortization	1,428	1,499
Net amortization of securities	1,199	1,544
Available for sale security loss	33	(3)
Realized gains on equity securities	(25)	(42)
Loss on land and building sales, net	16	0
Stock compensation expense	664	734
(Gain) loss on adjustment of other real estate owned	59	(16)
Earnings on bank owned life insurance	(422)	(441)
Origination of loans held for sale	(23,251)	(26,026)
Proceeds from loans held for sale	25,121	25,404
Net gains on sale of loans	(1,726)	(1,093)
Net change in other assets and liabilities	(6,727)	(2,878)
NET CASH FROM OPERATING ACTIVITIES	14,600	16,006
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	13,746	20,727
Proceeds from sales of securities available for sale	9,646	2,355
Purchases of securities available for sale	(26,224)	(24,509)
Proceeds from sales of equity securities	672	274
Purchase of equity securities	(678)	0
Proceeds from redemption of restricted stock	8	0
Purchase of restricted stock	0	(735)
Loan originations and payments, net	(45,602)	(62,908)
Proceeds from sale of other real estate owned	135	209
Proceeds from land and building sales	62	0
Additions to premises and equipment	(969)	(139)
NET CASH FROM INVESTING ACTIVITIES	(49,204)	(64,726)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	200,915	45,618
Net change in short-term borrowings	(153,447)	26,386
Repayment of long-term borrowings	(391)	(404)
Cash dividends paid	(5,004)	(3,871)
Repurchase of common shares	(1,388)	0
NET CASH FROM FINANCING ACTIVITIES	40,685	67,729
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,081	19,009
Beginning cash and cash equivalents	57,926	57,614
Ending cash and cash equivalents	$64,007	$76,623
Supplemental cash flow information:
Interest paid	$9,368	$5,123
Income taxes paid	$3,050	$4,100
Supplemental noncash disclosures:
Transfer of loans to other real estate	$268	$22
Security purchases not settled	$5,407	$5,481
Issuance of stock awards	$1,309	$706

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

Equity:

The Company, with the approval of shareholders at the April 2018 annual meeting, increased the authorized shares available for issuance from 35,000,000 to 50,000,000 shares.  Outstanding shares at June 30, 2019 were 27,767,683.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income consists of unrealized gains and losses on securities available for sale which are recognized as components of stockholders’ equity, net of tax effect.

New Accounting Standards:

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this ASU are effective for the reporting periods after December 15, 2018.  The Company adopted ASU No. 2017-12 effective January 1, 2019.  There was no significant impact to the consolidated financial statements as a result of the adoption of ASU 2017-12.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in this ASU are effective for the reporting periods after December 15, 2018.  The Company adopted ASU No. 2017-12 effective January 1, 2019.  There was no significant impact to the consolidated financial statements as a result of the adoption of ASU 2017-12.

During April of 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  Under current U.S. GAAP, a premium is typically amortized to the maturity date when a callable debt security is purchased at a premium, even if the holder is certain the call will be exercised.  As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings.  The new standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument.  The standard takes effect for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  The Company early adopted this ASU effective January 1, 2018 and there was no material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test.  Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not plan on early adoption of this ASU.  The adoption of this guidance is not expected to have an impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (modified by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses).  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within that fiscal year.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company has established an internal committee, accumulated historical credit information and validated the installation of the data.  The Company is now in the process of running the new system parallel to the current system to ensure all issues have been addressed before full implementation.  Adoption of ASU 2016-13 will happen on January 1, 2020.  Management has not determined the full impact the new standard will have on the Consolidated Financial Statements.

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases.  The main objective of ASU 2016-02 is to provide users with useful, transparent, and complete information about leasing transactions.  ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements.  ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company adopted this ASU on January 1, 2019.  As disclosed in the lease footnote, certain leases that the Company has in place required the capitalization of $3.4 million on the balance sheet as an asset and a related liability in the same amount with no income statement effect at January 1, 2019.

In January 2016, FASB issued ASU 2016-01: Financial Instruments-Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this ASU 2016-01 on January 1, 2018 which resulted in a $169 thousand increase to beginning retained earnings and a $169 thousand decrease to accumulated other comprehensive income on the December 31, 2018 Consolidated Financial Statements.

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

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at June 30, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
June 30, 2019
U.S. Treasury and U.S. government sponsored entities	$5,861	$30	$(9)	$5,882
State and political subdivisions	222,738	8,580	0	231,318
Corporate bonds	1,419	14	(1)	1,432
Mortgage-backed securities - residential	152,506	1,747	(504)	153,749
Collateralized mortgage obligations - residential	20,514	454	(319)	20,649
Small Business Administration	11,243	34	(55)	11,222
Totals	$414,281	$10,859	$(888)	$424,252

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2018
U.S. Treasury and U.S. government sponsored entities	$6,111	$0	$(102)	$6,009
State and political subdivisions	211,762	2,075	(1,893)	211,944
Corporate bonds	1,206	0	(18)	1,188
Mortgage-backed securities - residential	154,130	84	(4,167)	150,047
Collateralized mortgage obligations - residential	21,775	72	(775)	21,072
Small Business Administration	12,292	0	(362)	11,930
Totals	$407,276	$2,231	$(7,317)	$402,190

Proceeds from the sale of portfolio securities were $500 thousand and $10.3 million during the three and six month periods ended June 30, 2019, respectively.  Gross gains of $2 and $24 thousand along with gross losses of $2 and $57 thousand were realized on these sales during the three and six month periods ended June 30, 2019.  $19 thousand of unrealized losses during the three month period and $25 thousand of unrealized gains during the six month period were recognized in the income statement for equity securities as a result of adoption of ASU 2016-01.  Proceeds from the sale of portfolio securities were $2.3 million during the three month and $2.6 million during the six month periods ended June 30, 2018.  Gross gains were $2 and $6 thousand along with gross losses of $1 and $3 thousand during the same three and six month periods ended June 30, 2018. $26 and $42 thousand of unrealized gains during the three and six month periods ended June 30, 2018 were recognized in the income statement for equity securities as a result of adoption of ASU 2016-01.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2019
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$7,313	$7,339
One to five years	34,464	35,152
Five to ten years	157,554	164,479
Beyond ten years	30,687	31,662
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	184,263	185,620
Total	$414,281	$424,252

The following table summarizes the available for sale investment securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
June 30, 2019
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$0	$0	$2,366	$(9)	$2,366	$(9)
State and political subdivisions	0	0	0	0	0	0
Corporate bonds	0	0	479	(1)	479	(1)
Mortgage-backed securities - residential	9	0	47,126	(504)	47,135	(504)
Collateralized mortgage obligations - residential	0	0	13,042	(319)	13,042	(319)
Small Business Administration	5	0	8,909	(55)	8,914	(55)
Total	$14	$0	$71,922	$(888)	$71,936	$(888)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2018
Available-for-sale
U.S. Treasury and U.S. government sponsored entities	$648	$(2)	$5,065	$(100)	$5,713	$(102)
State and political subdivisions	23,569	(201)	64,174	(1,692)	87,743	(1,893)
Corporate bonds	516	(4)	672	(14)	1,188	(18)
Mortgage-backed securities - residential	13,002	(114)	126,200	(4,053)	139,202	(4,167)
Collateralized mortgage obligations - residential	20	(1)	14,003	(774)	14,023	(775)
Small Business Administration	11	0	11,919	(362)	11,930	(362)
Total	$37,766	$(322)	$222,033	$(6,995)	$259,799	$(7,317)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Investment securities are generally evaluated for OTTI under FASB ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, or U.S. government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment, and is based on the information available to management at a point in time.

As of June 30, 2018 and 2019, debt securities had unrealized losses of $10.5 million and $888 thousand, respectively.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  Management concluded that the unrealized losses on debt securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

As of June 30, 2019, the Company’s security portfolio consisted of 588 securities, 83 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities, and Small Business Administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2019	December 31, 2018
Originated loans:
Commercial real estate
Owner occupied	$175,891	$158,947
Non-owner occupied	279,798	256,124
Farmland	122,621	110,881
Other	98,015	94,527
Commercial
Commercial and industrial	241,206	227,031
Agricultural	37,144	37,623
Residential real estate
1-4 family residential	315,215	307,794
Home equity lines of credit	84,565	82,690
Consumer
Indirect	161,429	164,509
Direct	27,962	30,277
Other	10,359	11,894
Total originated loans	$1,554,205	$1,482,297
Acquired loans:
Commercial real estate
Owner occupied	$40,787	$44,872
Non-owner occupied	12,886	16,920
Farmland	38,896	40,983
Other	7,076	8,091
Commercial
Commercial and industrial	15,451	18,141
Agricultural	6,882	9,526
Residential real estate
1-4 family residential	72,362	78,786
Home equity lines of credit	21,388	23,617
Consumer
Direct	7,556	9,442
Other	110	162
Total acquired loans	$223,394	$250,540
Net Deferred loan costs	2,905	3,003
Allowance for loan losses	(14,222)	(13,592)
Net loans	$1,766,282	$1,722,248

Purchased credit impaired loans

As part of past acquisitions the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	June 30, 2019	December 31, 2018
Commercial real estate
Non-owner occupied	$259	$292
Commercial
Commercial and industrial	812	899
Total outstanding balance	$1,071	$1,191
Carrying amount, net of allowance of $0 in 2019 and 2018	$797	$903

Accretable yield, or income expected to be collected, is shown in the table below:

	Three Months Ended		Six Months Ended
(In Thousands of Dollars)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$86	$151	$93	$170
New loans purchased	0	0	0	0
Accretion of income	(7)	(19)	(14)	(38)
Ending balance	$79	$132	$79	$132

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three and six month periods ended June 30, 2019.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,195	$2,157	$2,813	$2,819	$793	$13,777
Provision for loan losses	374	46	211	125	(6)	750
Loans charged off	0	(14)	(126)	(448)	0	(588)
Recoveries	2	10	12	259	0	283
Total ending allowance balance	$5,571	$2,199	$2,910	$2,755	$787	$14,222

Six Months Ended June 30, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592
Provision for loan losses	533	153	183	307	124	1,300
Loans charged off	0	(58)	(147)	(949)	0	(1,154)
Recoveries	2	11	37	434	0	484
Total ending allowance balance	$5,571	$2,199	$2,910	$2,755	$787	$14,222

Three Months Ended June 30, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,404	$2,062	$2,601	$2,924	$559	$12,550
Provision for loan losses	(96)	(61)	93	586	228	750
Loans charged off	0	(65)	(68)	(644)	0	(777)
Recoveries	31	1	25	184	0	241
Total ending allowance balance	$4,339	$1,937	$2,651	$3,050	$787	$12,764

Six Months Ended June 30, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315
Provision for loan losses	46	86	168	1,113	112	1,525
Loans charged off	0	(162)	(124)	(1,273)	0	(1,559)
Recoveries	33	2	86	362	0	483
Total ending allowance balance	$4,339	$1,937	$2,651	$3,050	$787	$12,764

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of June 30, 2019 and December 31, 2018.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

June 30, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6	$3	$262	$0	$0	$271
Collectively evaluated for impairment	5,506	2,182	2,602	2,752	787	13,829
Acquired loans collectively evaluated for impairment	59	14	46	3	0	122
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,571	$2,199	$2,910	$2,755	$787	$14,222

Loans:
Loans individually evaluated for impairment	$692	$210	$4,209	$145	$0	$5,256
Loans collectively evaluated for impairment	674,524	277,940	395,343	205,080	0	1,552,887
Acquired loans	99,027	21,674	93,229	7,634	0	221,564
Acquired with deteriorated credit quality	229	568	0	0	0	797
Total ending loans balance	$774,472	$300,392	$492,781	$212,859	$0	$1,780,504

December 31, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6	$3	$267	$0	$0	$276
Collectively evaluated for impairment	4,981	2,075	2,534	2,960	663	13,213
Acquired loans collectively evaluated for impairment	49	15	36	3	0	103
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592

Loans:
Loans individually evaluated for impairment	$790	$223	$4,627	$83	$0	$5,723
Loans collectively evaluated for impairment	618,729	264,208	385,702	212,130	0	1,480,769
Acquired loans	110,143	26,916	101,804	9,582	0	248,445
Acquired with deteriorated credit quality	262	641	0	0	0	903
Total ending loans balance	$729,924	$291,988	$492,133	$221,795	$0	$1,735,840

The following tables present information related to impaired loans by class of loans as of June 30, 2019 and December 31, 2018:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2019
With no related allowance recorded:
Commercial real estate
Owner occupied	$351	$312	$0
Non-owner occupied	39	37	0
Farmland	86	86	0
Commercial
Commercial and industrial	174	141	0
Agricultural	12	12	0
Residential real estate
1-4 family residential	3,221	2,421	0
Home equity lines of credit	488	405	0
Consumer	253	122	0
Subtotal	4,624	3,536	0

With an allowance recorded:
Commercial real estate
Farmland	258	257	6
Commercial
Commercial and industrial	57	57	2
Residential real estate
1-4 family residential	1,369	1,286	252
Home equity lines of credit	97	97	11
Consumer	22	23	0
Subtotal	1,803	1,720	271
Total	$6,427	$5,256	$271

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2018
With no related allowance recorded:
Commercial real estate
Owner occupied	$524	$494	$0
Non-owner occupied	40	38	0
Commercial
Commercial and industrial	191	162	0
Residential real estate
1-4 family residential	3,451	2,759	0
Home equity lines of credit	379	326	0
Consumer	174	83	0
Subtotal	4,759	3,862	0

With an allowance recorded:
Commercial real estate
Farmland	258	258	6
Commercial
Commercial and industrial	61	61	3
Residential real estate
1-4 family residential	1,354	1,343	188
Home equity lines of credit	224	199	79
Consumer	0	0	0
Subtotal	1,897	1,861	276
Total	$6,656	$5,723	$276

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and six month periods ended June 30, 2019 and 2018:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended June 30,		For Three Months Ended June 30,
(In Thousands of Dollars)	2019	2018	2019	2018
With no related allowance recorded:
Commercial real estate
Owner occupied	$316	$527	$5	$8
Non-owner occupied	37	27	0	0
Farmland	29	0	0	0
Commercial
Commercial and industrial	146	204	3	1
Agricultural	4	0	0	0
Residential real estate
1-4 family residential	2,552	2,677	43	42
Home equity lines of credit	360	302	8	4
Consumer	124	77	6	3
Subtotal	3,568	3,814	65	58

With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0	0
Non-owner occupied	0	0	0	0
Farmland	257	257	0	0
Commercial
Commercial and industrial	58	68	1	1
Residential real estate
1-4 family residential	1,286	1,949	8	9
Home equity lines of credit	141	157	1	1
Consumer	29	0	0	0
Subtotal	1,771	2,431	10	11
Total	$5,339	$6,245	$75	$69

	Average Recorded Investment		Interest Income Recognized
	For Six Months Ended June 30,		For Six Months Ended June 30,
(In Thousands of Dollars)	2019	2018	2019	2018
With no related allowance recorded:
Commercial real estate
Owner occupied	$324	$474	$9	$15
Non-owner occupied	37	14	0	0
Farmland	14	0	0	0
Commercial
Commercial and industrial	151	538	5	2
Agricultural	2	0	0	0
Residential real estate
1-4 family residential	2,623	2,657	86	91
Home equity lines of credit	354	314	13	8
Consumer	118	70	9	6
Subtotal	3,623	4,067	122	122

With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0	0
Non-owner occupied	0	0	0	0
Farmland	257	129	0	0
Commercial
Commercial and industrial	59	68	2	2
Agricultural	0	0	0	0
Residential real estate
1-4 family residential	1,302	1,689	16	19
Home equity lines of credit	168	156	3	3
Consumer	18	0	0	0
Subtotal	1,804	2,042	21	24
Total	$5,427	$6,109	$143	$146

Cash basis interest recognized during the three and six month periods ended June 30, 2019 and 2018 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$313	$0	$340	$0
Farmland	22	0	30	0
Commercial
Commercial and industrial	462	0	122	0
Agricultural	24	0	158	0
Residential real estate
1-4 family residential	2,141	186	2,318	185
Home equity lines of credit	727	24	644	31
Consumer
Indirect	568	53	346	369
Direct	123	34	54	200
Other	0	9	0	2
Total originated loans	$4,380	$306	$4,012	$787
Acquired loans:
Commercial real estate
Non-owner occupied	$21	$0	$82	$0
Farmland	463	0	257	0
Commercial
Commercial and industrial	669	0	824	0
Agricultural	12	97	291	0
Residential real estate
1-4 family residential	754	137	1,001	122
Home equity lines of credit	261	0	203	14
Consumer
Direct	135	17	95	43
Total acquired loans	$2,315	$251	$2,753	$179
Total loans	$6,695	$557	$6,765	$966

The following tables present the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2019
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$313	$313	$175,178	$175,491
Non-owner occupied	5	0	0	5	279,111	279,116
Farmland	1,215	0	22	1,237	121,243	122,480
Other	0	0	0	0	97,749	97,749
Commercial
Commercial and industrial	74	0	462	536	240,273	240,809
Agricultural	219	0	24	243	37,008	37,251
Residential real estate
1-4 family residential	2,940	566	2,327	5,833	308,617	314,450
Home equity lines of credit	226	0	751	977	83,606	84,583
Consumer
Indirect	1,743	521	621	2,885	163,803	166,688
Direct	796	60	157	1,013	27,132	28,145
Other	45	16	9	70	10,290	10,360
Total originated loans:	$7,263	$1,163	$4,686	$13,112	$1,544,010	$1,557,122
Acquired loans:
Commercial real estate
Owner occupied	$40	$0	$0	$40	$40,873	$40,913
Non-owner occupied	0	0	21	21	12,731	12,752
Farmland	0	391	463	854	38,042	38,896
Other	0	0	0	0	7,075	7,075
Commercial
Commercial and industrial	33	27	669	729	14,722	15,451
Agricultural	0	0	109	109	6,772	6,881
Residential real estate
1-4 family residential	693	209	891	1,793	70,567	72,360
Home equity lines of credit	113	9	261	383	21,005	21,388
Consumer
Direct	233	24	152	409	7,147	7,556
Other	5	0	0	5	105	110
Total acquired loans	$1,117	$660	$2,566	$4,343	$219,039	$223,382
Total loans	$8,380	$1,823	$7,252	$17,455	$1,763,049	$1,780,504

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2018
Originated loans:
Commercial real estate
Owner occupied	$82	$0	$340	$422	$158,161	$158,583
Non-owner occupied	22	0	0	22	255,458	255,480
Farmland	184	0	30	214	110,547	110,761
Other	0	0	0	0	94,242	94,242
Commercial
Commercial and industrial	159	0	122	281	226,320	226,601
Agricultural	69	10	158	237	37,484	37,721
Residential real estate
1-4 family residential	1,964	424	2,503	4,891	302,131	307,022
Home equity lines of credit	64	14	675	753	81,957	82,710
Consumer
Indirect	1,714	755	715	3,184	166,622	169,806
Direct	714	340	254	1,308	29,183	30,491
Other	33	14	2	49	11,845	11,894
Total originated loans	$5,005	$1,557	$4,799	$11,361	$1,473,950	$1,485,311
Acquired loans:
Commercial real estate
Owner occupied	$321	$0	$0	$321	$44,618	$44,939
Non-owner occupied	0	0	82	82	16,764	16,846
Farmland	0	102	257	359	40,623	40,982
Other	0	0	0	0	8,091	8,091
Commercial
Commercial and industrial	94	0	824	918	17,223	18,141
Agricultural	31	5	291	327	9,198	9,525
Residential real estate
1-4 family residential	750	229	1,123	2,102	76,682	78,784
Home equity lines of credit	208	0	217	425	23,192	23,617
Consumer
Direct	318	257	138	713	8,729	9,442
Other	0	0	0	0	162	162
Total acquired loans	$1,722	$593	$2,932	$5,247	$245,282	$250,529
Total loans	$6,727	$2,150	$7,731	$16,608	$1,719,232	$1,735,840

Troubled Debt Restructurings:

Total troubled debt restructurings were $5.1 million and $5.5 million at June 30, 2019 and December 31, 2018, respectively.  The Company has allocated $67 thousand and $72 thousand of specific reserves to loans whose terms have been modified in troubled debt restructurings at June 30, 2019 and December 31, 2018, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at June 30, 2019 and at December 31, 2018.

During the three and six month periods ended June 30, 2019 and 2018, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a reduction of the contractual monthly payment; a deferral of principal, interest and/or escrow; or a legal concession.  During the three month period ended June 30, 2019, the terms of such loans included a reduction of the stated interest rate of the loan of 0.24% and an extension of the maturity date of 124 months.  During the same three month period in 2018, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 1.75% to 2.50% and an extension of the maturity date in the range of 5 to 25 months.  During the six month period ended June 30, 2019, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 0.24% and 2.74% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 86 to 124 months.  During the same six month period in 2018, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 1.75% and 2.50 % and an extension of the maturity date in the range of 5 to 25 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2019 and 2018:

		Pre-Modification	Post-Modification
Three Months Ended June 30, 2019	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$12	$12
Residential real estate
1-4 family residential	2	55	55
Home equity lines of credit	1	48	48
Consumer
Indirect	12	85	85
Other	1	18	18
Total originated loans	17	$218	$218
Acquired loans:
Commercial real estate
Farmland	1	86	86
Residential real estate
1-4 family residential	1	24	24
Consumer
Other	3	14	14
Total acquired loans	5	$124	$124
Total loans	22	$342	$342

		Pre-Modification	Post-Modification
Six Months Ended June 30, 2019	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial real estate
Owner occupied	0	$0	$0
Commercial	1	12	12
Residential real estate
1-4 family residential	5	128	130
Home equity lines of credit	2	88	88
Consumer
Indirect	24	190	190
Other	1	18	18
Total originated loans	33	$436	$438
Acquired loans:
Commercial real estate
Farmland	1	86	86
Residential real estate
1-4 family residential	3	75	79
Consumer
Other	3	14	14
Total acquired loans	7	$175	$179
Total loans	40	$611	$617

		Pre-Modification	Post-Modification
Three Months Ended June 30, 2018	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	1	$211	$211
Indirect	9	60	60
Total originated loans	10	$271	$271
Acquired loans:
Commercial real estate
Non-owner occupied	1	42	42
Farmland	1	258	258
Commercial
Commercial and industrial	2	31	31
Residential real estate
1-4 family residential	1	81	81
Total acquired loans	5	$412	$412
Total loans	15	$683	$683

		Pre-Modification	Post-Modification
Six Months Ended June 30, 2018	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial real estate
Owner occupied	1	$360	$360
Residential real estate
1-4 family residential	4	254	254
Home equity lines of credit	2	14	14
Indirect	14	89	89
Total originated loans	21	$717	$717
Acquired loans:
Commercial real estate
Non-owner occupied	1	$42	$42
Farmland	1	258	258
Commercial
Commercial and industrial	2	31	31
Residential real estate
1-4 family residential	5	189	189
Total acquired loans	9	$520	$520
Total loans	30	$1,237	$1,237

There were $44 thousand and $51 thousand in charge offs and a $44 thousand and $51 thousand increase to the provision for loan losses during the three and six month periods ended June 30, 2019, respectively, as a result of outstanding troubled debt restructurings.  There were $20 thousand and $39 thousand in charge offs during the three and six month periods ended June 30, 2018, respectively. There was a $20 thousand and a $39 thousand increase to the provision during the three and six month period ended June 30, 2018, respectively, as a result of troubled debt restructurings.

There were four commercial loans, one residential real estate loan, one home equity line of credit and one indirect loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and six month period ended June 30, 2019.  The one residential real estate loan was past due at June 30, 2019.  There was no provision recorded as a result of the defaults during 2019.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There was one commercial loan, three residential real estate loans and one home equity line of credit for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and six month periods ended June 30, 2018.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
June 30, 2019
Originated loans:
Commercial real estate
Owner occupied	$172,236	$2,554	$701	$175,491
Non-owner occupied	275,057	3,964	95	279,116
Farmland	118,827	2,754	899	122,480
Other	97,515	0	234	97,749
Commercial
Commercial and industrial	237,225	1,569	2,015	240,809
Agricultural	36,987	188	76	37,251
Total originated loans	$937,847	$11,029	$4,020	$952,896
Acquired loans:
Commercial real estate
Owner occupied	$40,162	$120	$631	$40,913
Non-owner occupied	12,656	56	40	12,752
Farmland	34,668	642	3,586	38,896
Other	6,526	0	549	7,075
Commercial
Commercial and industrial	14,508	141	802	15,451
Agricultural	6,409	259	213	6,881
Total acquired loans	$114,929	$1,218	$5,821	$121,968
Total loans	$1,052,776	$12,247	$9,841	$1,074,864

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2018
Originated loans:
Commercial real estate
Owner occupied	$156,892	$945	$746	$158,583
Non-owner occupied	251,240	4,139	101	255,480
Farmland	109,391	1,301	69	110,761
Other	92,669	1,325	248	94,242
Commercial
Commercial and industrial	219,938	4,207	2,456	226,601
Agricultural	37,158	81	482	37,721
Total originated loans	$867,288	$11,998	$4,102	$883,388
Acquired loans:
Commercial real estate
Owner occupied	$43,763	$430	$746	$44,939
Non-owner occupied	16,601	58	187	16,846
Farmland	36,565	668	3,749	40,982
Other	7,434	0	657	8,091
Commercial
Commercial and industrial	16,407	170	1,564	18,141
Agricultural	8,612	346	567	9,525
Total acquired loans	$129,382	$1,672	$7,470	$138,524
Total loans	$996,670	$13,670	$11,572	$1,021,912

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at June 30, 2019, other real estate owned and foreclosure properties were $74 thousand and $1.1 million, respectively.  There were no other real estate owned properties, and foreclosure properties were $1.2 million at December 31, 2018.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2019 and December 31, 2018.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
June 30, 2019
Originated loans:
Performing	$312,123	$83,832	$166,067	$27,988	$10,351
Nonperforming	2,327	751	621	157	9
Total originated loans	$314,450	$84,583	$166,688	$28,145	$10,360
Acquired loans:
Performing	$71,469	$21,127	$0	$7,404	$110
Nonperforming	891	261	0	152	0
Total acquired loans	72,360	21,388	0	7,556	110
Total loans	$386,810	$105,971	$166,688	$35,701	$10,470

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2018
Originated loans:
Performing	$304,519	$82,035	$169,091	$30,237	$11,892
Nonperforming	2,503	675	715	254	2
Total originated loans	$307,022	$82,710	$169,806	$30,491	$11,894
Acquired loans:
Performing	$77,661	$23,400	$0	$9,304	$162
Nonperforming	1,123	217	0	138	0
Total acquired loans	78,784	23,617	0	9,442	162
Total loans	$385,806	$106,327	$169,806	$39,933	$12,056

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and six months ended June 30, 2019 and 2018.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Three Months Ended June 30, 2019
Service charges on deposit accounts	$0	$1,093	$0	$1,093
Debit card and EFT fees	0	887	0	887
Trust fees	1,821	0	0	1,821
Insurance agency commissions	0	739	0	739
Retirement plan consulting fees	0	0	450	450
Investment commissions	0	327	0	327
Other	0	1,677	0	1,677
Total noninterest income	$1,821	$4,723	$450	$6,994

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Three Months Ended June 30, 2018
Service charges on deposit accounts	$0	$985	$0	$985
Debit card and EFT fees	0	870	0	870
Trust fees	1,740	0	0	1,740
Insurance agency commissions	0	713	0	713
Retirement plan consulting fees	0	0	465	465
Investment commissions	0	315	0	315
Other	0	1,218	0	1,218
Total noninterest income	$1,740	$4,101	$465	$6,306

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Six Months Ended June 30, 2019
Service charges on deposit accounts	$0	$2,167	$0	$2,167
Debit card and EFT fees	0	1,665	0	1,665
Trust fees	3,679	0	0	3,679
Insurance agency commissions	0	1,542	0	1,542
Retirement plan consulting fees	0	0	808	808
Investment commissions	0	587	0	587
Other	0	3,066	0	3,066
Total noninterest income	$3,679	$9,027	$808	$13,514

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Totals
For Six Months Ended June 30, 2018
Service charges on deposit accounts	$0	$1,988	$0	$1,988
Debit card and EFT fees	0	1,676	0	1,676
Trust fees	3,547	0	0	3,547
Insurance agency commissions	0	1,412	0	1,412
Retirement plan consulting fees	0	0	844	844
Investment commissions	0	571	0	571
Other	0	2,278	0	2,278
Total noninterest income	$3,547	$7,925	$844	$12,316

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

Other potential situations surrounding the recognition of Insurance revenue include the estimating potential refunds due to the likely cancellation of a percentage of customers cancelling their policies and recording revenue at the time of policy renewals.  Management concluded that since Insurance agency commissions represent only 2.4% of the Company’s total revenue, adjusting the current practice of recording insurance revenue for these situations would not have a material impact on the reporting of total revenue.

Retirement Plan Consulting Fees – The fees earned from retirement plan consulting is generated by National Associates, Inc.  Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 1.3% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  ASU 2016-01, which was adopted by the Company as of January 1, 2018, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended June 30, 2019 and for the year ended December, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2019 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$5,882	$0	$5,882	$0
State and political subdivisions	231,318	0	231,318	0
Corporate bonds	1,432	0	1,432	0
Mortgage-backed securities-residential	153,749	0	153,743	6
Collateralized mortgage obligations	20,649	0	20,649	0
Small Business Administration	11,222	0	11,222	0
Equity securities
Equity securities at fair value	559	559	0	0
Other investments measured at net asset value	6,663	n/a	n/a	n/a
Total investment securities	$431,474	$559	$424,246	$6
Loan yield maintenance provisions	$1,805	$0	$1,805	$0
Financial Liabilities
Interest rate swaps	$1,805	$0	$1,805	$0

	Fair Value Measurements at December 31, 2018 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$6,009	$0	$6,009	$0
State and political subdivisions	211,944	0	211,944	0
Corporate bonds	1,188	0	1,188	0
Mortgage-backed securities-residential	150,047	0	150,041	6
Collateralized mortgage obligations	21,072	0	21,072	0
Small Business Administration	11,930	0	11,930	0
Equity securities
Equity securities at fair value	495	495	0	0
Other investments measured at net asset value	6,635	n/a	n/a	n/a
Total investment securities	$409,320	$495	$402,184	$6
Loan yield maintenance provisions	$767	$0	$767	$0
Financial Liabilities
Interest rate swaps	$767	$0	$767	$0

There were no significant transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2019 and 2018.  For additional information related to yield maintenance provisions and interest rate swaps see Interest – Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended June 30,		Six Months ended June 30,
(In Thousands of Dollars)	2019	2018	2019	2018
Beginning Balance	$6	$7	$6	$8
Transfers from level 2	0	0	0	0
Repayments, calls and maturities	0	0	0	(1)
Ending Balance	$6	$7	$6	$7

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2019 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Farmland	$251	$0	$0	$251
1–4 family residential	570	0	0	570
Consumer	23	0	0	23
Other real estate owned
1–4 family residential	74	0	0	74

	Fair Value Measurements at December 31, 2018 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Farmland	$251	$0	$0	$251
1–4 family residential	640	0	0	640
Consumer	7	0	0	7

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1.1 million with a valuation allowance of $229 thousand at June 30, 2019, resulting in $46 thousand in additional provision for loan losses for the three and six months period ending June 30, 2019.  At December 31, 2018, impaired loans had a principal balance of $1.1 million, with a valuation allowance of $227 thousand.  Loans measured at fair value resulted in an additional provision for loan losses of $60 thousand and $126 thousand for the three and six month period ending June 30, 2018.  Excluded from the fair value of impaired loans, at June 30, 2019 and December 31, 2018, discussed above are $606 thousand and $694 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended June 30, 2019 and December 31, 2018:

June 30, 2019	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$251	Sales Comparison	Adjustment for differences between comparable sales	(22.70%) - 16.16% 9.39%
Residential	570	Sales comparison	Adjustment for differences between comparable sales	(24.26%) - 23.74% 9.07%
Consumer	23	Sales comparison	Adjustment for differences between comparable sales	(5.26%) - 5.26% 0.00%
Other Real Estate owned residential	74	Sales comparison	Adjustment for differences between comparable sales	(39.77%) - 32.49% 7.30%

December 31, 2018	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$251	Sales comparison	Adjustment for differences between comparable sales	(22.70%) - 16.16% 9.39%
Residential	640	Sales comparison	Adjustment for differences between comparable sales	(49.90%) - 45.99% 6.52%
Consumer	7	Sales comparison	Adjustment for differences between comparable sales	(5.71%) - 5.71% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at June 30, 2019 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$64,007	$21,821	$42,186	$0	$64,007
Restricted stock	11,729	n/a	n/a	n/a	n/a
Loans held for sale	1,093	0	1,126	0	1,126
Loans, net	1,766,282	0	0	1,721,129	1,721,129
Accrued interest receivable	7,979	0	2,455	5,524	7,979
Financial liabilities
Deposits	2,000,635	1,451,396	548,723	0	2,000,119
Short-term borrowings	91,312	0	91,312	0	91,312
Long-term borrowings	5,666	0	5,636	0	5,636
Accrued interest payable	1,375	77	1,298	0	1,375

		Fair Value Measurements at December 31, 2018 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,926	$18,042	$39,884	$0	$57,926
Restricted stock	11,737	n/a	n/a	n/a	n/a
Loans held for sale	1,237	0	1,274	0	1,274
Loans, net	1,722,248	0	0	1,673,626	1,673,626
Accrued interest receivable	7,114	0	2,359	4,755	7,114
Financial liabilities
Deposits	1,799,720	1,427,260	367,306	0	1,794,566
Short-term borrowings	244,759	0	244,759	0	244,759
Long-term borrowings	6,033	0	5,847	0	5,847
Accrued interest payable	990	63	927	0	990

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

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: Beginning January 1, 2018 the Company used a third party firm that uses cash flow analysis and current market interest rates along with adjustments for credit, liquidity and option risk to conform to the ASU 2016-01 exit price requirement.  Loans in the tables above consist of impaired credits held for investment. In accordance with the loan impairment guidance, impairment was measured based on the fair value of collateral less estimated selling costs for collateral dependent loans or the cash flow method for noncollateral dependent loans. Fair value for collateral dependent impaired loans is based upon appraised values adjusted for trends observed in the market. A valuation allowance was recorded for the excess of the loan’s recorded investment over the amounts determined by the collateral value method. This valuation is a component of the allowance for loan losses. The Company considers these fair values level 3.

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

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of Monitor in August 2017 and other past acquisitions totaled $38.2 million at June 30, 2019 and December 31, 2018.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	June 30, 2019		December 31, 2018
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(5,709)	$7,210	$(5,481)
Non-compete contracts	430	(382)	430	(380)
Trade name	520	(253)	520	(229)
Core deposit intangible	6,254	(2,973)	6,254	(2,573)
Total	$14,414	$(9,317)	$14,414	$(8,663)

Aggregate amortization expense was $327 thousand and $654 thousand for the three and six month periods ended June 30, 2019.  Amortization expense was $355 thousand and $709 thousand for the three and six months ended June 30, 2018.

Estimated amortization expense for each of the next five periods and thereafter:

2019 (6 months)	$653
2020	1,202
2021	1,142
2022	1,025
2023	514
Thereafter	561
Total	$5,097

Leases:

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of 6 months to 11 years, some of which include options to extend the lease for up to 10 years and some of which include options to terminate the leases within 6 months.

The right of use asset and lease liability as of June 30, 2019 was $3.4 million.

Lease payments made for the three and six month period ended June 30, 2019 were $146 thousand and $292 thousand, respectively. Interest expense and amortization expense on finance leases for the three month period ended June 30, 2019 was $26 thousand and $89 thousand, and $53 thousand and $177 thousand for the six month period ended June 30, 2019.  The weighted-average remaining lease term for all leases was 6.9 years as of June 30, 2019 and the weighted-average discount rate was 3.4%.

Maturities of lease liabilities are as follows as of June 30, 2019:

2019 (6 months)	$292
2020	590
2021	592
2022	474
2023	419
Thereafter	1,664
Total Payments	4,031
Less: Imputed Interest	(613)
Total	$3,418

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

Summary information about these interest-rate swaps at periods ended June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Notional amounts (In thousands)	$43,357	$35,996
Weighted average pay rate on interest-rate swaps	4.50%	4.53%
Weighted average receive rate on interest-rate swaps	4.62%	4.78%
Weighted average maturity (years)	4.1	4.4
Fair value of interest-rate swaps (In thousands)	$(1,805)	$(767)
Fair value of loan yield maintenance provisions (In thousands)	$1,805	$767

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month and six month periods ended June 30, 2019 and 2018 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic EPS
Net income (In thousands)	$8,543	$8,073	$16,931	$15,799
Weighted average shares outstanding	27,794,821	27,640,921	27,792,438	27,610,061
Basic earnings per share	$0.31	$0.29	$0.61	$0.57

Diluted EPS
Net income (In thousands)	$8,543	$8,073	$16,931	$15,799
Weighted average shares outstanding for basic earnings per share	27,794,821	27,640,921	27,792,438	27,610,061
Dilutive effect of restricted stock awards	136,379	338,068	157,893	339,159
Weighted average shares for diluted earnings per share	27,931,200	27,978,989	27,950,331	27,949,220
Diluted earnings per share	$0.31	$0.29	$0.61	$0.57

There were no restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2019 and 2018.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of the Company’s executives with those of the Company’s shareholders.  There were 34,413 service time based share awards and 67,651 performance based share awards granted under the 2017 Plan during the six month period ended June 30, 2019, as shown in the table below.  The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2021.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $345 thousand and $664 thousand for the three and six month periods ended June 30, 2019, respectively.  During the prior periods, the expense recognized was $337 thousand and $734 thousand for the three and six month periods ended June 30, 2018, respectively.  As of June 30, 2019, there was $2.2 million of total unrecognized compensation expense related to the nonvested shares granted under the Plans.  The remaining cost is expected to be recognized over 2.92 years.

The following is the activity under the Plans during the six month period ended June 30, 2019.

	Six Months Ended June 30, 2019
	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	87,955	$13.04	203,828	$11.96
Granted	34,413	13.88	67,651	13.50
Vested	(41,203)	11.65	(78,814)	8.98
Forfeited	0	0	0	0
Ending balance - non-vested shares	81,165	$14.09	192,665	$13.72

The 120,017 shares that vested during the six month period ended June 30, 2019 had a weighted average fair value of $9.90 per share.

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three and six month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$9,203	$(1,920)	$7,283
Reclassification adjustment for (gains) losses included in net income (1)	(1)	0	(1)
Net other comprehensive income (loss)	$9,202	$(1,920)	$7,282

	Three Months Ended June 30, 2018
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(242)	$39	$(203)
Reclassification adjustment for losses included in net income (1)	(1)	0	(1)
Net other comprehensive income (loss)	$(243)	$39	$(204)

	Six Months Ended June 30, 2019
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$15,024	$(3,150)	$11,874
Reclassification adjustment for (gains) losses included in net income (1)	33	0	33
Net other comprehensive income (loss)	$15,057	$(3,150)	$11,907

	Six Months Ended June 30, 2018
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(9,128)	$1,904	$(7,224)
Reclassification adjustment for (gains) losses included in net income (1)	(3)	1	(2)
Net other comprehensive income (loss)	$(9,131)	$1,905	$(7,226)

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and was fully implemented on January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of June 30, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at June 30, 2019 and December 31, 2018:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Common equity tier 1 capital ratio
Consolidated	$235,252	12.47%	$84,920	4.5%	N/A	N/A
Bank	221,877	11.79%	84,686	4.5%	$122,325	6.5%
Total risk based capital ratio
Consolidated	251,756	13.34%	150,969	8.0%	N/A	N/A
Bank	236,099	12.55%	150,554	8.0%	188,192	10.0%
Tier I risk based capital ratio
Consolidated	237,534	12.59%	113,227	6.0%	N/A	N/A
Bank	221,877	11.79%	112,915	6.0%	150,554	8.0%
Tier I leverage ratio
Consolidated	237,534	10.27%	92,489	4.0%	N/A	N/A
Bank	221,877	9.61%	92,372	4.0%	115,465	5.0%

December 31, 2018
Common equity tier 1 capital ratio
Consolidated	$222,892	12.16%	$82,478	4.5%	N/A	N/A
Bank	210,409	11.51%	82,242	4.5%	$118,795	6.5%
Total risk based capital ratio
Consolidated	238,742	13.03%	146,628	8.0%	N/A	N/A
Bank	224,001	12.26%	146,209	8.0%	182,761	10.0%
Tier I risk based capital ratio
Consolidated	225,150	12.28%	109,971	6.0%	N/A	N/A
Bank	210,409	11.51%	109,656	6.0%	146,209	8.0%
Tier I leverage ratio
Consolidated	225,150	9.91%	90,900	4.0%	N/A	N/A
Bank	210,409	9.32%	90,324	4.0%	112,905	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
June 30, 2019
Goodwill and other intangibles	$4,105	$37,626	$2,389	$(822)	$43,298
Total assets	$12,554	$2,385,763	$3,302	$4,330	$2,405,949

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
December 31, 2018
Goodwill and other intangibles	$4,199	$38,113	$2,462	$(822)	$43,952
Total assets	$11,490	$2,309,644	$3,060	$4,670	$2,328,864

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2019
Net interest income	$40	$20,474	$0	$(23)	$20,491
Provision for loan losses	0	750	0	0	750
Service fees, security gains and other noninterest income	1,842	4,789	450	(87)	6,994
Noninterest expense	1,225	14,191	295	274	15,985
Amortization and depreciation expense	52	615	40	12	719
Income before taxes	605	9,707	115	(396)	10,031
Income taxes	128	1,474	24	(138)	1,488
Net income	$477	$8,233	$91	$(258)	$8,543

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2019
Net interest income	$78	$40,423	$0	$(45)	$40,456
Provision for loan losses	0	1,300	0	0	1,300
Service fees, security gains and other noninterest income	3,740	9,094	808	(128)	13,514
Noninterest expense	2,488	27,719	633	413	31,253
Amortization and depreciation expense	104	1,220	80	24	1,428
Income before taxes	1,226	19,278	95	(610)	19,989
Income taxes	258	3,030	20	(250)	3,058
Net income	$968	$16,248	$75	$(360)	$16,931

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2018
Net interest income	$34	$19,551	$0	$(23)	$19,562
Provision for loan losses	0	750	0	0	750
Service fees, security gains and other noninterest income	1,784	4,121	465	(64)	6,306
Noninterest expense	1,155	12,884	389	280	14,708
Amortization and depreciation expense	62	625	51	12	750
Income before taxes	601	9,413	25	(379)	9,660
Income taxes	127	1,591	5	(136)	1,587
Net income	$474	$7,822	$20	$(243)	$8,073

(In Thousands of Dollars)	Trust Segment	Bank Segment	Retirement Consulting Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2018
Net interest income	$65	$38,484	$0	$(41)	$38,508
Provision for loan losses	0	1,525	0	0	1,525
Service fees, security gains and other noninterest income	3,622	7,975	844	(125)	12,316
Noninterest expense	2,432	25,436	701	486	29,055
Amortization and depreciation expense	125	1,249	101	24	1,499
Income before taxes	1,130	18,249	42	(676)	18,745
Income taxes	238	2,944	9	(245)	2,946
Net income	$892	$15,305	$33	$(431)	$15,799

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Subsequent event:

On July 1, 2019, Trust acquired all shares of NAI from the Company through a corporate reorganization.  The Company was the sole shareholder of Trust and NAI before the reorganization.  The entities were combined into one reporting unit or segment and will begin reporting as one unit, for both internal and external reports, during the third quarter of 2019.  The combination is part of the Company’s plan to increase efficiencies within the different business lines.  The financial savings from increased efficiencies will not be material and cannot be estimated at this time.  Subsequent events have been evaluated through August 7, 2019, which is the date the consolidated financial statements were issued.

Contingencies:

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, although the Company establishes accruals where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure with respect to adverse claims in legal matters could change in the event of the discovery of additional facts in such matters or upon determinations by judges, juries, administrative agencies, or other finds or fact that are inconsistent with the Company’s evaluations of claims. During the fiscal quarter ended June 30, 2019, the Company accrued a charge of $505 thousand relating to a pending settlement of a legal contingency. The Company has insurance coverage for this contingency and expects to recover the amount of this estimated charge.  No amount for an expected insurance recovery has been recorded.

Short-term borrowings:

There were $88 million in short-term Federal Home Loan Bank Advances at June 30, 2019 with a weighted average interest rate of 2.52%.  Short-term Federal Home Loan Bank Advances were $240 million at December 31, 2018.  The Company had $3.0 million and $4.4 million in securities sold under repurchase agreements for the periods ended June 30, 2019 and December 31, 2018, respectively.  In addition, the Company had no Federal funds purchased and has a $350 thousand balance on business lines of credit with one lending institution at June 30, 2019 and December 31, 2018.

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. Government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $3.1 million and $4.6 million at June 30, 2019 and December 31, 2018.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	June 30, 2019	December 31, 2018
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$167	$332
State and political subdivisions	717	664
Mortgage-backed securities - residential	1,829	3,094
Collateralized mortgage obligations - residential	249	319
Total repurchase agreements	$2,962	$4,409

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

Overview

Net income for the three months ended June 30, 2019 was $8.5 million, or $0.31 per diluted share, which compares to $8.1 million, or $0.29 per diluted share, for the three months ended June 30, 2018.  Annualized return on average assets and return on average equity were 1.45% and 12.34%, respectively, for the three month period ending June 30, 2019, compared to 1.47% and 13.28% for the same period in 2018.

Net income for the six months ended June 30, 2019 was $16.9 million, or $0.61 per diluted share, compared to $15.8 million, or $0.57 per diluted share, for the same six month period in 2018.  Annualized return on average assets and return on average equity were 1.45% and 12.54%, respectively, for the six month period ending June 30, 2019, compared to 1.46% and 13.13% for the same period in 2018.

Total loans were $1.78 billion at June 30, 2019 compared to $1.74 billion at December 31, 2018, representing an annualized growth rate of 5.1%.  The increase in loans is a result of the Company’s focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  The increase in loans has occurred across each of the major loan categories but mainly in the commercial, commercial real estate, residential real estate and agricultural loan categories.  Loans comprise 79.6% of the Bank's second quarter average earning assets at June 30, 2019, an improvement compared to 78.6% for the same period in 2018.  This improvement along with the interest rate environment has resulted in a 14.2% increase in tax equated loan interest income from the second quarter of 2019 compared to the same quarter in 2018.

Non-performing assets to total assets remain at a low level, currently at 0.30%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $10.2 million, or 0.57% of total loans, at June 30, 2019.  Net charge-offs for the current quarter were $305 thousand, compared to $536 thousand in the same quarter in 2018 and net charge-offs as a percentage of average net loans outstanding is only 0.07% for the quarter ended June 30, 2019, compared to 0.13% in the same quarter in 2018.  Lending to the energy sector is insignificant and less than 1% of the loan portfolio.

The net interest margin for the three months ended June 30, 2019 was 3.84%, a 9 basis point decrease from the quarter ended June 30, 2018.  In comparing the second quarter of 2019 to the same period in 2018, asset yields increased 25 basis points, while the cost of interest-bearing liabilities increased 47 basis points.  Most of this increase was the result of higher rates paid on short-term borrowings and time deposits, consistent with increases in the federal funds sold rate.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in recent mergers, which increased the net interest margin by 5 basis points for the quarters ended June 30, 2019 and 2018, respectively.

The net interest margin for the six months ended June 30, 2019 was 3.83%, a 9 basis point decrease from the six month period ended June 30, 2018.  Asset yields increased 27 basis points, while the cost of interest-bearing liabilities increased 50 basis points.  The reasons for the increases are similar to those for the second quarter discussed above.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in recent mergers, which increased the net interest margin by 5 and 4 basis points for the six months ended June 30, 2019 and 2018, respectively.

The Company made progress in its effort to increase noninterest income, which increased 10.9% to $7.0 million for the quarter ended June 30, 2019 compared to $6.3 million in the same quarter of 2018.  Gains on the sales of mortgage loans increased $449 thousand or 74%, other operating income increased $66 thousand or 18%, trust fees increased $81 thousand or 5% and service charges on deposit accounts increased $108 thousand or 11% in comparing the second quarter of 2019 to the same quarter in 2018.  These increases were offset by a decrease of securities gains of $45 thousand or 166.7% and retirement plan consulting fees of $15 thousand or 3.2%.  For the six month period, noninterest income increased 9.7% to $13.5 million during the first six months of 2019 compared to $12.3 million for the same period of 2018.  The reasons for the increases are similar to those for the second quarter discussed above.

The Company has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the second quarter of 2019 increased to $16.7 million compared to $15.5 million in the same quarter in 2018.  Salaries and employee benefits increased $438 thousand and was offset by a $140 thousand decrease in FDIC insurance expense.  Included in the other operating expenses in the second quarter of 2019 were $505 thousand in expenses that management does not expect to occur in future quarters.  Annualized noninterest expenses measured as a percentage of quarterly average assets rose slightly from 2.82% in the second quarter of 2018 to 2.83% in the second quarter of 2019.  For the six month period ended June 30, 2019 noninterest expenses increased to $32.7 million compared to $30.6 million for the same period in 2018.  The reasons for the increases are similar to those for the second quarter discussed above.

The efficiency ratio for the quarter ended June 30, 2019 increased slightly to 58.3% compared to 57.3% for the same quarter in 2018.  The improvement in net interest income and noninterest income in the second quarter of 2019 was offset by a higher level of noninterest expenses as explained in the preceding paragraphs.

The Company’s return on average tangible equity (Non-GAAP) was 14.6% and 14.8% for the three and six month periods ended June 30, 2019 compared to 16.2% and 16.0% for the same periods in 2018.

Return on average tangible equity is a non-U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the tangible equity for the three and six month periods ended June 30, 2019 and 2018, reconciliations are displayed in the table below.

Results of Operations The following is a comparison of selected financial ratios and other results at or for the three and six month periods ended June 30, 2019 and 2018:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In Thousands, except Per Share Data)	2019	2018	2019	2018
Total assets	$2,405,949	$2,237,939	$2,405,949	$2,237,939
Net income	$8,543	$8,073	$16,931	$15,799
Diluted earnings per share	$0.31	$0.29	$0.61	$0.57
Return on average assets (annualized)	1.45%	1.47%	1.45%	1.46%
Return on average equity (annualized)	12.34%	13.28%	12.54%	13.13%
Efficiency ratio (tax equivalent basis) (1)	58.28%	57.31%	58.06%	57.64%
Equity to asset ratio	11.84%	11.06%	11.84%	11.06%
Tangible common equity ratio (2)	10.22%	9.25%	10.22%	9.25%
Dividends to net income	29.31%	23.97%	29.56%	24.50%
Net loans to assets	73.41%	72.68%	73.41%	72.68%
Loans to deposits	89.00%	99.32%	89.00%	99.32%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of June 30, 2019 and 2018, reconciliations of tangible common equity (non-GAAP) to U.S. GAAP total common stockholders’ equity and tangible assets (non-GAAP) to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	June 30, 2019	December 31, 2018	June 30, 2018
Stockholders' equity	$284,825	$262,320	$247,510
Less goodwill and other intangibles	43,298	43,952	44,661
Tangible common equity	241,527	218,368	202,849
Average stockholders' equity	277,746	252,449	243,792
Less average goodwill and other intangibles	43,508	44,185	44,893
Average tangible common equity	$234,238	$208,264	$198,899

Reconciliation of Total Assets to Tangible Assets

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	June 30, 2019	December 31, 2018	June 30, 2018
Total assets	$2,405,949	$2,328,864	$2,237,939
Less goodwill and other intangibles	43,298	43,952	44,661
Tangible assets	$2,362,651	$2,284,912	$2,193,278
Average assets	2,369,388	2,301,847	2,199,960
Less average goodwill and other intangibles	43,508	44,185	44,893
Average tangible assets	$2,325,880	$2,257,662	$2,155,067

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,749,828	$22,431	5.14%	$1,606,993	$19,636	4.90%
Taxable securities (4)	195,934	1,238	2.53	202,588	1,228	2.43
Tax-exempt securities (4) (6)	211,533	2,065	3.92	190,494	1,737	3.66
Equity securities (2)	12,055	171	5.69	11,214	154	5.51
Federal funds sold and other	29,205	158	2.17	33,541	167	2.00
TOTAL EARNING ASSETS	2,198,555	26,063	4.75	2,044,830	22,922	4.50
NONEARNING ASSETS
Cash and due from banks	34,097			33,554
Premises and equipment	24,543			21,887
Allowance for loan losses	(13,908)			(12,639)
Unrealized gains (losses) on securities	2,651			(9,309)
Other assets (3)	123,450			121,637
TOTAL ASSETS	$2,369,388			$2,199,960

INTEREST-BEARING LIABILITIES
Time deposits	$401,005	$1,984	1.98%	$283,429	$957	1.35%
Brokered time deposits	94,463	559	2.35	0	0	0.00
Savings deposits	416,024	340	0.33	477,365	256	0.22
Demand deposits	631,436	1,476	0.94	469,609	510	0.44
Short term borrowings	100,199	631	2.53	298,802	1,140	1.53
Long term borrowings	5,724	48	3.36	6,674	49	2.94
TOTAL INTEREST-BEARING LIABILITIES	1,648,851	5,038	1.23	1,535,879	2,912	0.76

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	425,672			408,567
Other liabilities	17,119			11,722
Stockholders' equity	277,746			243,792
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,369,388			$2,199,960
Net interest income and interest rate spread		$21,025	3.52%		$20,010	3.74%
Net interest margin			3.84%			3.93%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $1.0 million and $1.1 million for 2019 and 2018, respectively, and is reduced by amortization of $680 thousand and $688 thousand for 2019 and 2018, respectively.

(6)

For 2019, adjustments of $107 thousand and $427 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2018, adjustments of $91 thousand and $357 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,738,953	$44,002	5.10%	$1,586,140	$38,145	4.85%
Taxable securities (4)	195,871	2,482	2.56	204,455	2,461	2.43
Tax-exempt securities (4) (6)	209,586	4,076	3.92	188,041	3,417	3.66
Equity securities (2) (6)	12,058	346	5.79	11,051	300	5.47
Federal funds sold and other	31,712	354	2.25	34,308	312	1.83
TOTAL EARNING ASSETS	2,188,180	51,260	4.72	2,023,995	44,635	4.45
NONEARNING ASSETS
Cash and due from banks	34,011			33,608
Premises and equipment	23,486			22,044
Allowance for loan losses	(13,818)			(12,457)
Unrealized gains (losses) on securities	(873)			(6,761)
Other assets (3)	123,126			121,002
TOTAL ASSETS	$2,354,112			$2,181,431

INTEREST-BEARING LIABILITIES
Time deposits	$384,643	$3,642	1.91%	$277,408	$1,770	1.29%
Brokered time deposits	70,793	825	2.33	0	0	0.00
Savings deposits	418,306	648	0.31	479,870	438	0.18
Demand deposits	610,631	2,679	0.88	460,503	926	0.41
Short term borrowings	148,723	1,862	2.52	290,617	2,021	1.40
Long term borrowings	5,815	96	3.33	6,768	93	2.77
TOTAL INTEREST-BEARING LIABILITIES	1,638,911	9,752	1.20	1,515,166	5,248	0.70

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	427,039			409,705
Other liabilities	15,944			13,878
Stockholders' equity	272,218			242,682
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,354,112			$2,181,431
Net interest income and interest rate spread		$41,508	3.52%		$39,387	3.75%
Net interest margin			3.83%			3.92%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $1.9 million and $2.1 million for 2019 and 2018, respectively, and is reduced by amortization of $1.4 million for 2019 and 2018.
(6)

For 2019, adjustments of $209 thousand and $843 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2018, adjustments of $173 thousand and $706 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income.  Net interest income for the three month period ended June 30, 2019 was $20.5 million compared to $19.6 million for the same period in 2018.  On a tax equivalent basis net interest income was $21.0 million for the second quarter of 2019 compared to $20.0 million for the same period in 2018.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 9 basis points to 3.84% for the three months ended June 30, 2019, compared to 3.93% for the same three month period in the prior year.  In comparing the quarters ended June 30, 2019 and 2018, yields on earning assets increased 25 basis points, while the cost of interest bearing liabilities increased 47 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates to remain competitive within the local markets we serve.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 5 basis points lower for the quarter ended June 30, 2019.

Net interest income for the six month period ended June 30, 2019 was $40.5 million compared to $38.5 million for the same period in 2018.  On a tax equivalent basis net interest income was $41.5 million for the six month period ended June 30, 2019 compared to $39.4 million for the same period in 2018.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 9 basis points to 3.83% for the six months ended June 30, 2019, compared to 3.92% for the same six month period in the prior year.  In comparing the six month period ended June 30, 2019 and 2018, yields on earning assets increased 27 basis points, while the cost of interest bearing liabilities increased 50 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates to remain competitive within the local markets we serve.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 5 basis points lower for the six month period ended June 30, 2019.

Noninterest Income.  Noninterest income increased 10.9% to $7.0 million for the quarter ended June 30, 2019 compared to $6.3 million in 2018.  Gains on the sales of mortgage loans increased $449 thousand or 74%, other operating income increased $66 thousand or 18%, trust fees increased $81 thousand or 5% and service charges on deposit accounts increased $108 thousand or 11% in comparing the second quarter of 2019 to the same quarter in 2018.  These increases were offset by a decrease of securities gains of $45 thousand or 166.7%, and retirement plan consulting fees of $15 thousand or 3.2%.

Noninterest income increased 9.7% to $13.5 million for the six month period ended June 30, 2019 compared to $12.3 million for the same period of 2018.  The reasons for the increases are similar to those for the second quarter discussed above.

Noninterest Expense.  Total noninterest expenses for the second quarter of 2019 increased to $16.7 million compared to $15.5 million in the same quarter in 2018.  Salaries and employee benefits increased $438 thousand and was offset by a $140 thousand decrease in FDIC insurance expense.  Included in the other operating expenses in the second quarter of 2019 were $505 thousand in expenses that management does not expect to occur in future quarters.  Annualized noninterest expenses measured as a percentage of quarterly average assets rose slightly from 2.82% in the second quarter of 2018 to 2.83% in the second quarter of 2019.

Total noninterest expenses for the six month period ended June 30, 2019 increased to $32.7 million compared to $30.6 million for the same period in 2018.  The reasons for the increases are similar to those for the second quarter discussed above.

The Company’s tax equivalent efficiency ratio for the three month period ended June 30, 2019 was 58.3% compared to 57.3% for the same period in 2018.  The improvement in net interest income and noninterest income in the second quarter of 2019 was offset by a higher level of noninterest expenses as explained in the preceding paragraphs.

The tax equivalent efficiency ratio for the six month period ended June 30, 2019 was 58.1% compared to 57.6% for the six month period ended June 30, 2018.  Management has continued to focus on increasing the levels of noninterest income and reducing the level of noninterest expenses.

Income Taxes.  Income tax expense totaled $1.5 million for the quarter ended June 30, 2019 and $1.6 million for the quarter ended June 30, 2018.  The effective tax rate for the three month period ended June 30, 2019 was 14.8% compared to the effective tax rate of 16.4% for the same period in 2018.

Income tax expense was $3.1 million for the first six months of 2019 and $3.0 million for the first six months of 2018.  The effective tax rate for the six month period ended June 30, 2019 was 15.3%, compared to 15.7% for the same period in 2018.

Other Comprehensive Income.  For the quarter ended June 30, 2019, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $7.3 million, compared to an unrealized loss of $204 thousand for the same period in 2018.  The positive change in the fair value of securities for the three month period ended June 30, 2019 was the reason for the other comprehensive income increase.

For the first six months of 2019, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $11.9 million, compared to an unrealized loss of $7.2 million for the same period in 2018.  The positive change in the fair value of securities for the six month period ended June 30, 2019 was the reason for the other comprehensive income increase.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $6.1 million during the first six months of 2019 from $57.9 million to $64.0 million.  The increase in the cash balance is part of normal fluctuations on the Company’s $2.406 billion balance sheet.  The Company expects cash and cash equivalents to be reduced to December 31, 2018 levels over the next few months as cash is used for loan growth and security portfolio purchases.

Securities.  Securities available-for-sale increased by $22.1 million since December 31, 2018.  The Company intends to maintain the securities portfolio’s current level, as a percentage of total assets, during the remaining months of 2019.

Loans.  Gross loans increased $44.7 million since December 31, 2018.  The increase in loans has occurred across each of the major loan categories but especially the commercial, commercial real estate, residential real estate and agricultural loan portfolios.  The Bank utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio.  The increase in average loan balances along with an increase in market interest rates help the current quarter’s loan income improve to $22.3 million or 14.2% compared to $19.6 million in the same quarter ended June 30, 2018.

On a tax equated basis loan income improved by $2.8 million compared to the same quarter in 2018.  The average tax equivalent interest rate on the loan portfolio was 5.14% for the three month period ended June 30, 2019 compared to 4.90% for the same period in 2018.  On a fully tax equivalent basis, loans contributed $44.0 million of total interest income during the six month period ended June 30, 2019 compared to $38.1 million for the same period in 2018.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
Nonperforming loans	$7,252	$7,578	$7,731	$9,222	$8,406
Nonperforming loans as a % of total loans	0.41%	0.43%	0.45%	0.55%	0.51%
Loans delinquent 30-89 days	$10,203	$9,082	$8,877	$10,626	$10,636
Loans delinquent 30-89 days as a % of total loans	0.57%	0.52%	0.51%	0.63%	0.65%
Allowance for loan losses	$14,222	$13,777	$13,592	$13,377	$12,764
Allowance for loan losses as a % of loans	0.80%	0.79%	0.78%	0.79%	0.78%
Allowance for loan losses as a % of non-acquired loans	0.91%	0.92%	0.92%	0.93%	0.94%
Allowance for loan losses as a % of nonperforming loans	196.11%	181.80%	175.81%	145.06%	151.84%
Annualized net charge-offs to average net loans outstanding	0.07%	0.08%	0.07%	0.08%	0.13%
Non-performing assets	$7,326	$7,786	$7,731	$9,222	$8,406
Non-performing assets as a % of total assets	0.30%	0.33%	0.33%	0.40%	0.38%
Net charge-offs for the quarter	$305	$365	$310	$337	$536

For the three months ended June 30, 2019 and 2018, management recorded a $750 thousand provision for loan losses.  For the six month periods ended June 30, 2019 and 2018 the provision recorded was $1.3 million and $1.5 million, respectively. The smaller provision for the current year was mainly a result of higher loan loss quarters rolling off the loss history period used in calculation and lower levels of net charge-offs in the current six month period.  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.   Loan growth over the first six months of 2019 was 5.1% on an annualized basis.  The allowance for loan losses as a percentage of the total loan portfolio was 0.80% at June 30, 2019 and 0.78% at June 30, 2018.  The loan portfolios acquired at fair market value from previous acquisitions were recorded at fair market value and without an associated allowance for loan loss.  When the acquired loans are excluded, the ratio of allowance for loan losses to total non-acquired loans is 0.91% at June 30, 2019 compared to 0.94% at June 30, 2018.  Early stage delinquencies, which are loans 30 - 89 days delinquent, as a percentage of total loans decreased from 0.65% at June 30, 2018 to 0.57% at June 30, 2019 and non-performing loans as a percentage of total loans decreased from 0.51% at June 30, 2018 to 0.41% at June 30, 2019.  The allowance for loan losses to non-performing loans increased from 151.84% at June 30, 2018 to 196.11% at June 30, 2019.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at June 30, 2019 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $200.9 million from December 31, 2018 to June 30, 2019, for a balance of $2.00 billion.  The increase in deposits is the result of the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin during the first six months of 2019.  Interest bearing accounts and brokered time deposits increased a combined $206.9 million, or 15.0%, during the first six months of 2019. The increase in interest bearing accounts is mostly due to an approximate increase of $46.6 million in public funds deposits and a $110 million increase in brokered time deposits.  Money market index accounts decreased as customers moved funds to certificates of deposit during the period.  At December 31, 2018 the balance in money market index accounts was $198.1 million and at June 30, 2019 it was $190.5 million, a decrease of 3.7%.  The Company’s strategy is to grow deposit balances.  While there is growing pressure in the deposit market for increasing deposit rates, management understands the need to protect the net interest margin but also remain competitive within the market to help supply the needs of the growing loan portfolio.  At June 30, 2019, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 87.6% of total deposits.

Borrowings.  Total borrowing balances decreased 61.3% from $250.8 million at December 31, 2018 to $97.0 million at June 30, 2019.  During the six month period ended June 30, 2019 the Company was able to repay a net amount of $152 million in short-term FHLB advances as a result of the use of additional brokered time deposits.  The use of brokered time deposits also had a positive impact on the overall cost of funds, due to a lower interest rate paid on these deposits compared to advances from Federal Home Loan Bank.

Capital Resources.  Total stockholders’ equity increased $22.5 million, or 8.6%, during the six month period ended June 30, 2019.  The increase in equity is due primarily to an increase in other comprehensive income as a result of positive changes in the value of available for sale securities and the net income addition to retained earnings less the amount of dividends paid.  Shareholders received $0.09 per share in cash dividends in the first and second quarter of 2019.  The increased 2019 dividend to $0.09 is a 12.5% increase over the $0.08 paid in the last two quarters of 2018.  Book value per share increased from $9.44 per share at December 31, 2018 to $10.26 per share at June 30, 2019.  The Company’s tangible book value per share also increased, from $7.86 per share at December 31, 2018 to $8.70 per share at June 30, 2019.  The increases in book value and tangible book value per share were also the result of increases to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) were phased in from January 1, 2016 through January 1, 2019.  The Company must hold a capital conservation buffer of 2.5% above adequately capitalized risk-based capital ratios during 2019.  At June 30, 2019 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 12.5%, total risk-based capital ratio stood at 13.3%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 12.6% and 10.3%, respectively, at June 30, 2019.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2019.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At June 30, 2019, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.2 million.  The outstanding balance at June 30, 2019 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of June 30, 2019, the Bank had outstanding balances with the Federal Home Loan Bank of $91.4 million with additional borrowing capacity of approximately $473.9 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first six months of 2019, net cash used by investing activities amounted to $49.2 million, compared to $64.7 million used in the same period in 2018.  Loan originations used $45.6 million during the first six months of 2019 compared to the $62.9 million used during the same period in 2018.  The reduced amount of cash used in investing activities during this period can be attributed to the decreased lending activity.  Proceeds from the maturities and repayments of securities available for sale also decreased to $13.7 million for the quarter ended June 30, 2019 compared to $20.7 million during the first six months of 2018.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $40.7 million for the period ended June 30, 2019, compared to $67.7 million provided in financing activities for the same period in 2018.  There were large swings in two line items during the six month period ended June 30, 2019 compared to the same period last year; changes in short term borrowings used $153.4 million in the six month period ended June 30, 2019, compared to providing $26.4 million during the six month period ended June 30, 2018, and there was also $201.0 million provided by deposits during the six month period ended June 30, 2019 compared to $45.6 million provided during the same period ended June 30, 2018.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $419.4 million at June 30, 2019 and $339.4 at December 31, 2018.  Additionally, the Company has committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At June 30, 2019 the Company had invested $6.7 million in these funds.

Recent Market and Regulatory Developments

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system.  It is likely that the Trump Administration and the U.S. Congress will pursue and potentially implement legislative or regulatory changes affecting financial institutions and the financial industry.  In 2018, President Trump signed a bill reforming the Dodd-Frank Act and the Trump Administration has indicated its intent to loosen additional regulations.  Such legislation could change the operating environment for Farmers and its subsidiaries in unpredictable ways, decrease the costs of doing business, expand permissible activities or affect the competitive balance among financial institutions.  With the enactment and the continuing implementation of the Dodd-Frank Act and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.  Farmers cannot predict the scope and timing of any such future legislation and, if enacted, the effect that it could have on its business, financial condition or results of operations.

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

Changes In Interest Rate (basis points)	June 30, 2019 Result	December 31, 2018 Result	ALCO Guidelines
Net Interest Income Change
+300	2.8%	1.8%	-15%
+200	2.0%	1.6%	-10%
+100	1.1%	0.9%	-5%
-100	-3.6%	-3.0%	-5%
Net Present Value Of Equity Change
+300	32.7%	15.2%	-20%
+200	27.9%	11.8%	-15%
+100	18.4%	8.2%	-10%
-100	-27.3%	-16.6%	-10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at June 30, 2019.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business.  Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, although the Company establishes accruals where losses are deemed probable and reasonably estimable.  The Company’s assessment of the current exposure with respect to adverse claims in legal matters could change in the event of the discovery of additional facts in such matters or upon determinations by judges, juries, administrative agencies or other finders of fact that are inconsistent with the Company’s evaluation of claims. Additional disclosures relating to charges accrued during the fiscal quarter ended June 30, 2019 in connection with certain legal proceedings are included in the “Contingencies” Note to the Company’s Unaudited Consolidated Financial Statements in Part I of this report and are incorporated by reference into Part II of this report.

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

The following table summarizes the treasury stock activity under the program during the three month period ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				230,873
April 1-30	36,049	$13.89	36,049	194,824
May 1-31	14,313	$13.77	14,313	180,511
June 1-30	35,117	$13.92	35,117	145,394
Ending balance	85,479	$13.88	85,479	145,394

On July 30, 2019, the Company issued a press release announcing that its Board of Directors has authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions.  This 2019 Repurchase Program supersedes the Company’s prior share repurchase program initially approved in 2012 authorizing the purchase of up to 920,000 shares of common stock.  The 2019 Repurchase Program may be modified, suspended or terminated by the Company at any time.

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

3.3	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2019).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 7, 2019

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 7, 2019

/s/ Carl D. Culp
Carl D. Culp Senior Executive Vice President and Treasurer