Form 10-Q
period 2019-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2019-11-06
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common Stock, No Par Value	27,668,632 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$22,383	$18,042
Federal funds sold and other	63,292	39,884
TOTAL CASH AND CASH EQUIVALENTS	85,675	57,926
Securities available for sale	423,193	402,190
Equity securities	7,856	7,130
Loans held for sale	2,079	1,237
Loans	1,784,125	1,735,840
Less allowance for loan losses	14,261	13,592
NET LOANS	1,769,864	1,722,248
Premises and equipment, net	24,278	21,211
Goodwill	38,201	38,201
Other intangibles, net	4,771	5,751
Bank owned life insurance	35,384	34,758
Other assets	41,909	38,212
TOTAL ASSETS	$2,433,210	$2,328,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$432,609	$421,950
Interest-bearing	1,496,123	1,352,770
Brokered time deposits	111,920	25,000
TOTAL DEPOSITS	2,040,652	1,799,720
Short-term borrowings	31,001	244,759
Long-term borrowings	45,323	6,033
Other liabilities	23,011	16,032
TOTAL LIABILITIES	2,139,987	2,066,544
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares; issued 28,179,598 in 2019 and 2018	186,018	186,163
Retained earnings	101,944	83,630
Accumulated other comprehensive income (loss)	10,994	(4,030)
Treasury stock, at cost; 510,966 shares in 2019 and 387,697 in 2018	(5,733)	(3,443)
TOTAL STOCKHOLDERS' EQUITY	293,223	262,320
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,433,210	$2,328,864

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$22,684	$20,531	$66,477	$58,503
Taxable securities	1,196	1,226	3,678	3,687
Tax exempt securities	1,695	1,461	4,928	4,172
Dividends	151	167	497	467
Federal funds sold and other interest income	205	178	559	490
TOTAL INTEREST AND DIVIDEND INCOME	25,931	23,563	76,139	67,319
INTEREST EXPENSE
Deposits	4,705	2,242	12,499	5,376
Short-term borrowings	289	1,353	2,151	3,374
Long-term borrowings	180	49	276	142
TOTAL INTEREST EXPENSE	5,174	3,644	14,926	8,892
NET INTEREST INCOME	20,757	19,919	61,213	58,427
Provision for loan losses	550	950	1,850	2,475
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,207	18,969	59,363	55,952
NONINTEREST INCOME
Service charges on deposit accounts	1,208	1,151	3,375	3,139
Bank owned life insurance income	204	219	626	660
Trust fees	1,905	1,827	5,584	5,374
Insurance agency commissions	681	567	2,223	1,979
Security gains (losses), including fair value changes for equity securities	22	(34)	14	11
Retirement plan consulting fees	338	470	1,146	1,314
Investment commissions	384	273	971	844
Net gains on sale of loans	1,143	804	2,869	1,897
Debit card and EFT fees	935	814	2,600	2,490
Other operating income	621	387	1,547	1,086
TOTAL NONINTEREST INCOME	7,441	6,478	20,955	18,794
NONINTEREST EXPENSES
Salaries and employee benefits	9,422	8,966	28,044	26,532
Occupancy and equipment	1,615	1,597	4,982	4,912
State and local taxes	468	475	1,410	1,413
Professional fees	654	687	2,335	2,122
Merger related costs	112	0	93	25
Advertising	437	489	1,129	1,143
FDIC insurance	80	218	252	665
Intangible amortization	326	354	980	1,063
Core processing charges	900	778	2,494	2,311
Telephone and data	236	298	713	773
Other operating expenses	2,173	2,318	6,672	5,775
TOTAL NONINTEREST EXPENSES	16,423	16,180	49,104	46,734
INCOME BEFORE INCOME TAXES	11,225	9,267	31,214	28,012
INCOME TAXES	2,071	1,183	5,129	4,129
NET INCOME	$9,154	$8,084	$26,085	$23,883
EARNINGS PER SHARE - basic	$0.33	$0.29	$0.94	$0.86
EARNINGS PER SHARE - fully diluted	$0.33	$0.29	$0.94	$0.85

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
NET INCOME	$9,154	$8,084	$26,085	$23,883
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	3,960	(4,929)	18,984	(14,057)
Reclassification adjustment for (gains) losses realized in income	(15)	27	18	24
Net unrealized holding gains (losses)	3,945	(4,902)	19,002	(14,033)
Income tax effect	(828)	1,030	(3,978)	2,935
Other comprehensive income (loss), net of tax	3,117	(3,872)	15,024	(11,098)
TOTAL COMPREHENSIVE INCOME	$12,271	$4,212	$41,109	$12,785

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	September 30, 2019	September 30, 2018
COMMON STOCK
Beginning balance	$185,687	$186,931
Issued 1,646 in 2019 and 136,240 in 2018 treasury shares under the Long Term Incentive Plan	(29)	(1,532)
Stock compensation expense for unvested shares	360	441
Ending balance	186,018	185,840

RETAINED EARNINGS
Beginning balance	95,557	71,305
Net income	9,154	8,084
Dividends declared at $0.10 per share in 2019 and $0.08 per share in 2018	(2,767)	(2,224)
Ending balance	101,944	77,165

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	7,877	(6,799)
Other comprehensive income (loss)	3,117	(3,872)
Ending balance	10,994	(10,671)

TREASURY STOCK, AT COST
Beginning balance	(4,296)	(3,927)
Purchased 100,697 shares in 2019 and 0 shares in 2018	(1,454)	0
Issued 2,500 shares in 2019 and 208,105 shares in 2018 under the Long Term Incentive Plan	29	1,532
Retained 854 shares in 2019 and 71,865 shares in 2018 to cover tax withholdings under the Long Term Incentive Plan	(12)	(1,150)
Ending balance	(5,733)	(3,545)
TOTAL STOCKHOLDERS' EQUITY	$293,223	$248,789

	(In Thousands of Dollars)
	For the Nine Months Ended
(Unaudited)	September 30, 2019	September 30, 2018
COMMON STOCK
Beginning balance	$186,163	$186,903
Issued 77,900 in 2019 and 233,113 in 2018 treasury shares under the Long Term Incentive Plan	(1,169)	(2,238)
Stock compensation expense for unvested shares	1,024	1,175
Ending balance	186,018	185,840

RETAINED EARNINGS
Beginning balance	83,630	59,208
Cumulative effect adjustment upon adoption of ASU 2016-01	0	169
Beginning balance adjusted	83,630	59,377
Net income	26,085	23,883
Dividends declared at $0.28 per share in 2019 and $0.22 per share in 2018	(7,771)	(6,095)
Ending balance	101,944	77,165

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	(4,030)	596
Cumulative effect adjustment upon adoption of ASU 2016-01	0	(169)
Beginning balance adjusted	(4,030)	427
Other comprehensive income (loss)	15,024	(11,098)
Ending balance	10,994	(10,671)

TREASURY STOCK, AT COST
Beginning balance	(3,443)	(4,633)
Purchased 201,169 shares in 2019 and 0 shares in 2018	(2,842)	0
Issued 122,517 shares in 2019 and 304,978 shares in 2018 under the Long Term Incentive Plan	1,169	2,238
Retained 44,617 shares in 2019 and 71,865 shares in 2018 to cover tax withholdings under the Long Term Incentive Plan	(617)	(1,150)
Ending balance	(5,733)	(3,545)
TOTAL STOCKHOLDERS' EQUITY	$293,223	$248,789

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Nine Months Ended
(Unaudited)	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,085	$23,883
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,850	2,475
Depreciation and amortization	2,134	2,241
Net amortization of securities	1,787	2,258
Available for sale security loss	18	24
Realized gains on equity securities	(32)	(35)
Loss on premises and equipment sales and disposals, net	28	0
Stock compensation expense	1,024	1,175
(Gain) loss on adjustment of other real estate owned	59	(16)
Earnings on bank owned life insurance	(626)	(660)
Origination of loans held for sale	(45,220)	(51,261)
Proceeds from loans held for sale	47,247	51,851
Net gains on sale of loans	(2,869)	(1,897)
Net change in other assets and liabilities	(5,343)	(3,202)
NET CASH FROM OPERATING ACTIVITIES	26,142	26,836
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	24,513	28,993
Proceeds from sales of securities available for sale	14,082	7,020
Purchases of securities available for sale	(41,378)	(48,252)
Proceeds from sales of equity securities	968	45
Purchase of equity securities	(1,594)	(1,326)
Proceeds from redemption of restricted stock	8	0
Purchase of restricted stock	0	(1,156)
Loan originations and payments, net	(49,734)	(115,586)
Proceeds from sale of other real estate owned	135	209
Proceeds from land and building sales	62	0
Additions to premises and equipment	(1,269)	(336)
NET CASH FROM INVESTING ACTIVITIES	(54,207)	(130,389)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	240,932	153,992
Net change in short-term borrowings	(213,758)	(25,506)
Proceeds from long-term borrowings	45,000	0
Repayment of long-term borrowings	(5,747)	(817)
Cash dividends paid	(7,771)	(6,095)
Repurchase of common shares	(2,842)	0
NET CASH FROM FINANCING ACTIVITIES	55,814	121,574
NET CHANGE IN CASH AND CASH EQUIVALENTS	27,749	18,021
Beginning cash and cash equivalents	57,926	57,614
Ending cash and cash equivalents	$85,675	$75,635
Supplemental cash flow information:
Interest paid	$14,330	$8,627
Income taxes paid	$4,850	$5,600
Supplemental noncash disclosures:
Transfer of loans to other real estate	$268	$22
Security purchases not settled	$1,022	$1,118
Issuance of stock awards	$1,169	$2,238

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended.  The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”).  The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”).  The Company provides trust and retirement consulting services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Insurance.  Farmers National Captive, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its subsidiaries.  The Captive pools resources with thirteen other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not currently available or economically feasible in today’s insurance market place.  The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust and Captive.  All significant intercompany balances and transactions have been eliminated in the consolidation.

Corporate Reorganization:

On July 1, 2019, Trust acquired all shares of National Associates, Inc. (“NAI”) from the Company through a corporate reorganization.  The Company was the sole shareholder of Trust and NAI before the reorganization.  The entities were combined into one reporting unit and one operating segment and began reporting as one unit, for both internal and external reports, during the third quarter of 2019.  The combination is part of the Company’s plan to increase efficiencies within the different business lines.

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

Segments:

The Company provides a broad range of financial services to individuals and companies in northeastern Ohio and western Pennsylvania.  Operations are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment.  During the current quarter the Company merged the Retirement Consulting segment into the Trust segment.  In prior periods segment reporting was reported in three segments.

Equity:

The Company, with the approval of shareholders at the April 2018 annual meeting, increased the authorized shares available for issuance from 35,000,000 to 50,000,000 shares.  Outstanding shares at September 30, 2019 were 27,668,632.

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

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (modified by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses).  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within that fiscal year.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company has established an internal committee, accumulated historical credit information and validated the installation of the data.  The Company continues the process of implementation and is now in the process of running the new system parallel to the current system to ensure all issues have been addressed.  Based on the testing of the system management has estimated the impact of the new standard will increase the current reserve for loan losses in the range of 10% to 20% upon adoption of the standard.  This preliminary estimate is contingent upon continued testing and refinement of models, methodologies and judgements.  Adoption of ASU 2016-13 will happen on January 1, 2020.

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases.  The main objective of ASU 2016-02 is to provide users with useful, transparent, and complete information about leasing transactions.  ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements.  ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company adopted this ASU on January 1, 2019.  As disclosed in the lease footnote, certain leases that the Company has in place required the capitalization of $3.6 million on the balance sheet as an asset and a related liability in the same amount with no income statement effect at January 1, 2019.  The balance of the right-to-use asset and liability is $3.3 million at September 30, 2019.

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

Business Combinations:

On August 30, 2019, the Company and Maple Leaf Financial, Inc. (“Maple Leaf”), the parent company of Geauga Savings Bank, with branches located in Cuyahoga and Geauga Counties in Ohio, entered into an Agreement and Plan of Merger pursuant to which Maple Leaf will merge with and into the Bank. This transaction is subject to receipt of Maple Leaf shareholder approval and the customary regulatory approvals and is expected to close during the first quarter of 2020.

Pursuant to the terms of the Merger Agreement, each outstanding share of common stock, without par value, of Maple Leaf will be converted to the right to receive $640.00 in cash or 45.5948 common shares, without par value, of the Company, at the election of the Maple Leaf shareholders and subject to proration provisions in the Merger Agreement that provide for a targeted aggregate split of total consideration consisting of 50% cash and 50% Company Common Shares.  Holders of outstanding and unexercised warrants to purchase Maple Leaf Common Shares will be entitled to receive an amount in cash equal to the excess of $640.00 over $370.00, the exercise price of such warrants.

As of June 30, 2019, Maple Leaf had total assets of $277.8 million, which included gross loans of $186.4 million, deposits of $191.0 million and equity of $32.9 million.

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at September 30, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
September 30, 2019
U.S. Treasury and U.S. government sponsored entities	$4,312	$47	$(4)	$4,355
State and political subdivisions	226,289	11,726	0	238,015
Corporate bonds	1,239	21	(1)	1,259
Mortgage-backed securities - residential	146,869	2,175	(332)	148,712
Collateralized mortgage obligations - residential	19,615	484	(231)	19,868
Small Business Administration	10,953	53	(22)	10,984
Totals	$409,277	$14,506	$(590)	$423,193

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2018
U.S. Treasury and U.S. government sponsored entities	$6,111	$0	$(102)	$6,009
State and political subdivisions	211,762	2,075	(1,893)	211,944
Corporate bonds	1,206	0	(18)	1,188
Mortgage-backed securities - residential	154,130	84	(4,167)	150,047
Collateralized mortgage obligations - residential	21,775	72	(775)	21,072
Small Business Administration	12,292	0	(362)	11,930
Totals	$407,276	$2,231	$(7,317)	$402,190

Proceeds from the sale of portfolio securities were $4.7 million and $15.0 million during the three and nine month periods ended September 30, 2019, respectively.  Gross gains of $19 and $43 thousand along with gross losses of $4 and $61 thousand were realized on these sales during the three and nine month periods ended September 30, 2019.  $7 thousand of unrealized gains during the three month period and $32 thousand of unrealized gains during the nine month period were recognized in the income statement for equity securities as of September 30, 2019.  Proceeds from the sale of portfolio securities were $4.5 million during the three month and $7.1 million during the nine month periods ended September 30, 2018.  Gross gains were $1 and $7 thousand along with gross losses of $28 and $31 thousand during the same three and nine month periods ended September 30, 2018. $7 thousand of unrealized losses and $35 thousand of unrealized gains during the three and nine month periods ended September 30, 2018 were recognized in the income statement for equity securities as a result of adoption of ASU 2016-01.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2019
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$6,354	$6,398
One to five years	36,623	37,690
Five to ten years	156,976	166,191
Beyond ten years	31,887	33,350
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	177,437	179,564
Total	$409,277	$423,193

The following table summarizes the available for sale investment securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
September 30, 2019

U.S. Treasury and U.S. government sponsored entities	$0	$0	$1,071	$(4)	$1,071	$(4)
State and political subdivisions	0	0	0	0	0	0
Corporate bonds	0	0	100	(1)	100	(1)
Mortgage-backed securities - residential	13,701	(56)	24,691	(276)	38,392	(332)
Collateralized mortgage obligations - residential	1,379	(6)	10,346	(225)	11,725	(231)
Small Business Administration	5,270	(22)	3	0	5,273	(22)
Total	$20,350	$(84)	$36,211	$(506)	$56,561	$(590)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2018

U.S. Treasury and U.S. government sponsored entities	$648	$(2)	$5,065	$(100)	$5,713	$(102)
State and political subdivisions	23,569	(201)	64,174	(1,692)	87,743	(1,893)
Corporate bonds	516	(4)	672	(14)	1,188	(18)
Mortgage-backed securities - residential	13,002	(114)	126,200	(4,053)	139,202	(4,167)
Collateralized mortgage obligations - residential	20	(1)	14,003	(774)	14,023	(775)
Small Business Administration	11	0	11,919	(362)	11,930	(362)
Total	$37,766	$(322)	$222,033	$(6,995)	$259,799	$(7,317)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Investment securities are generally evaluated for OTTI under ASC Topic 320: Investments - Debt Securities.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, or U.S. government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment, and is based on the information available to management at a point in time.

As of September 30, 2019 and 2018, debt securities had unrealized losses of $590 thousand and $14.2 million, respectively.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  Management concluded that the unrealized losses on debt securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

As of September 30, 2019, the Company’s security portfolio consisted of 593 securities, 80 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities, collateralized mortgage obligations, and Small Business Administration securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2019	December 31, 2018
Originated loans:
Commercial real estate
Owner occupied	$168,170	$158,947
Non-owner occupied	284,210	256,124
Farmland	133,248	110,881
Other	92,206	94,527
Commercial
Commercial and industrial	238,260	227,031
Agricultural	42,856	37,623
Residential real estate
1-4 family residential	322,023	307,794
Home equity lines of credit	89,122	82,690
Consumer
Indirect	163,418	164,509
Direct	27,292	30,277
Other	9,762	11,894
Total originated loans	$1,570,567	$1,482,297
Acquired loans:
Commercial real estate
Owner occupied	$39,344	$44,872
Non-owner occupied	11,730	16,920
Farmland	37,152	40,983
Other	6,920	8,091
Commercial
Commercial and industrial	13,353	18,141
Agricultural	6,231	9,526
Residential real estate
1-4 family residential	68,398	78,786
Home equity lines of credit	20,453	23,617
Consumer
Direct	6,746	9,442
Other	101	162
Total acquired loans	$210,428	$250,540
Net Deferred loan costs	3,130	3,003
Allowance for loan losses	(14,261)	(13,592)
Net loans	$1,769,864	$1,722,248

Purchased credit impaired loans

As part of past acquisitions the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	September 30, 2019	December 31, 2018
Commercial real estate
Non-owner occupied	$242	$292
Commercial
Commercial and industrial	769	899
Total outstanding balance	$1,011	$1,191
Carrying amount, net of allowance of $0 in 2019 and 2018	$744	$903

Accretable yield, or income expected to be collected, is shown in the table below:

	Three Months Ended		Nine Months Ended
(In Thousands of Dollars)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$79	$132	$93	$170
New loans purchased	0	0	0	0
Accretion of income	(7)	(19)	(21)	(57)
Ending balance	$72	$113	$72	$113

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three and nine month periods ended September 30, 2019.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,571	$2,199	$2,910	$2,755	$787	$14,222
Provision for loan losses	19	75	147	236	73	550
Loans charged off	(17)	(32)	(224)	(401)	0	(674)
Recoveries	1	1	11	150	0	163
Total ending allowance balance	$5,574	$2,243	$2,844	$2,740	$860	$14,261

Nine Months Ended September 30, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592
Provision for loan losses	552	228	330	543	197	1,850
Loans charged off	(17)	(90)	(371)	(1,350)	0	(1,828)
Recoveries	3	12	48	584	0	647
Total ending allowance balance	$5,574	$2,243	$2,844	$2,740	$860	$14,261

Three Months Ended September 30, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,339	$1,937	$2,651	$3,050	$787	$12,764
Provision for loan losses	380	96	177	309	(12)	950
Loans charged off	0	(32)	(48)	(464)	0	(544)
Recoveries	21	6	40	140	0	207
Total ending allowance balance	$4,740	$2,007	$2,820	$3,035	$775	$13,377

Nine Months Ended September 30, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315
Provision for loan losses	426	182	345	1,422	100	2,475
Loans charged off	0	(194)	(172)	(1,737)	0	(2,103)
Recoveries	54	8	126	502	0	690
Total ending allowance balance	$4,740	$2,007	$2,820	$3,035	$775	$13,377

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of September 30, 2019 and December 31, 2018.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

September 30, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$2	$61	$0	$0	$63
Collectively evaluated for impairment	5,521	2,228	2,744	2,738	860	14,091
Acquired loans collectively evaluated for impairment	53	13	39	2	0	107
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,574	$2,243	$2,844	$2,740	$860	$14,261

Loans:
Loans individually evaluated for impairment	$1,040	$221	$3,200	$253	$0	$4,714
Loans collectively evaluated for impairment	676,142	280,738	407,620	205,850	0	1,570,350
Acquired loans	94,129	18,947	88,447	6,794	0	208,317
Acquired with deteriorated credit quality	212	532	0	0	0	744
Total ending loans balance	$771,523	$300,438	$499,267	$212,897	$0	$1,784,125

December 31, 2018

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6	$3	$267	$0	$0	$276
Collectively evaluated for impairment	4,981	2,075	2,534	2,960	663	13,213
Acquired loans collectively evaluated for impairment	49	15	36	3	0	103
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592

Loans:
Loans individually evaluated for impairment	$790	$223	$4,627	$83	$0	$5,723
Loans collectively evaluated for impairment	618,729	264,208	385,702	212,130	0	1,480,769
Acquired loans	110,143	26,916	101,804	9,582	0	248,445
Acquired with deteriorated credit quality	262	641	0	0	0	903
Total ending loans balance	$729,924	$291,988	$492,133	$221,795	$0	$1,735,840

The following tables present information related to impaired loans by class of loans as of September 30, 2019 and December 31, 2018:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2019
With no related allowance recorded:
Commercial real estate
Owner occupied	$286	$242	$0
Non-owner occupied	39	35	0
Farmland	783	763	0
Commercial
Commercial and industrial	190	155	0
Agricultural	11	11	0
Residential real estate
1-4 family residential	3,055	2,054	0
Home equity lines of credit	458	365	0
Consumer	458	253	0
Subtotal	5,280	3,878	0

With an allowance recorded:
Commercial real estate
Farmland	0	0	0
Commercial
Commercial and industrial	55	55	2
Residential real estate
1-4 family residential	751	686	52
Home equity lines of credit	95	95	9
Consumer	0	0	0
Subtotal	901	836	63
Total	$6,181	$4,714	$63

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2018
With no related allowance recorded:
Commercial real estate
Owner occupied	$524	$494	$0
Non-owner occupied	40	38	0
Commercial
Commercial and industrial	191	162	0
Residential real estate
1-4 family residential	3,451	2,759	0
Home equity lines of credit	379	326	0
Consumer	174	83	0
Subtotal	4,759	3,862	0

With an allowance recorded:
Commercial real estate
Farmland	258	258	6
Commercial
Commercial and industrial	61	61	3
Residential real estate
1-4 family residential	1,354	1,343	188
Home equity lines of credit	224	199	79
Consumer	0	0	0
Subtotal	1,897	1,861	276
Total	$6,656	$5,723	$276

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and nine month periods ended September 30, 2019 and 2018:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended September 30,		For Three Months Ended September 30,
(In Thousands of Dollars)	2019	2018	2019	2018
With no related allowance recorded:
Commercial real estate
Owner occupied	$282	$512	$4	$8
Non-owner occupied	36	40	1	1
Farmland	457	0	0	0
Commercial
Commercial and industrial	159	155	3	1
Agricultural	11	0	0	0
Residential real estate
1-4 family residential	2,194	2,941	38	40
Home equity lines of credit	375	294	5	4
Consumer	231	68	6	2
Subtotal	3,745	4,010	57	56

With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0	0
Non-owner occupied	0	0	0	0
Farmland	171	257	0	0
Commercial
Commercial and industrial	56	78	1	1
Residential real estate
1-4 family residential	1,083	2,132	7	19
Home equity lines of credit	99	170	2	2
Consumer	7	11	0	0
Subtotal	1,416	2,648	10	22
Total	$5,161	$6,658	$67	$78

	Average Recorded Investment		Interest Income Recognized
	For Nine Months Ended September 30,		For Nine Months Ended September 30,
(In Thousands of Dollars)	2019	2018	2019	2018
With no related allowance recorded:
Commercial real estate
Owner occupied	$310	$487	$13	$23
Non-owner occupied	37	22	1	1
Farmland	162	0	0	0
Commercial
Commercial and industrial	154	411	8	3
Agricultural	5	0	0	0
Residential real estate
1-4 family residential	2,480	2,751	124	131
Home equity lines of credit	361	307	18	12
Consumer	155	69	15	8
Subtotal	3,664	4,047	179	178

With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0	0
Non-owner occupied	0	0	0	0
Farmland	229	171	0	0
Commercial
Commercial and industrial	58	71	3	3
Agricultural	0	0	0	0
Residential real estate
1-4 family residential	1,229	1,837	23	38
Home equity lines of credit	145	161	5	5
Consumer	15	4	0	0
Subtotal	1,676	2,244	31	46
Total	$5,340	$6,291	$210	$224

Cash basis interest recognized during the three and nine month periods ended September 30, 2019 and 2018 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$242	$0	$340	$0
Farmland	18	0	30	0
Commercial
Commercial and industrial	455	0	122	0
Agricultural	24	0	158	0
Residential real estate
1-4 family residential	1,294	114	2,318	185
Home equity lines of credit	687	37	644	31
Consumer
Indirect	557	130	346	369
Direct	111	73	54	200
Other	0	3	0	2
Total originated loans	$3,388	$357	$4,012	$787
Acquired loans:
Commercial real estate
Non-owner occupied	$85	$0	$82	$0
Farmland	763	0	257	0
Commercial
Commercial and industrial	713	0	824	0
Agricultural	10	0	291	0
Residential real estate
1-4 family residential	707	291	1,001	122
Home equity lines of credit	250	2	203	14
Consumer
Direct	162	21	95	43
Total acquired loans	$2,690	$314	$2,753	$179
Total loans	$6,078	$671	$6,765	$966

The following tables present the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2019
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$242	$242	$167,548	$167,790
Non-owner occupied	0	0	0	0	283,563	283,563
Farmland	0	0	18	18	133,059	133,077
Other	82	0	0	82	91,873	91,955
Commercial
Commercial and industrial	148	57	455	660	237,230	237,890
Agricultural	200	0	24	224	42,740	42,964
Residential real estate
1-4 family residential	2,371	1,136	1,408	4,915	316,362	321,277
Home equity lines of credit	265	38	724	1,027	88,112	89,139
Consumer
Indirect	1,521	402	687	2,610	166,218	168,828
Direct	636	298	184	1,118	26,344	27,462
Other	26	16	3	45	9,716	9,761
Total originated loans:	$5,249	$1,947	$3,745	$10,941	$1,562,765	$1,573,706
Acquired loans:
Commercial real estate
Owner occupied	$23	$42	$0	$65	$39,340	$39,405
Non-owner occupied	0	0	85	85	11,576	11,661
Farmland	0	69	763	832	36,320	37,152
Other	0	0	0	0	6,920	6,920
Commercial
Commercial and industrial	24	0	713	737	12,616	13,353
Agricultural	9	0	10	19	6,212	6,231
Residential real estate
1-4 family residential	1,014	277	998	2,289	66,109	68,398
Home equity lines of credit	145	0	252	397	20,056	20,453
Consumer
Direct	155	119	183	457	6,288	6,745
Other	3	0	0	3	98	101
Total acquired loans	$1,373	$507	$3,004	$4,884	$205,535	$210,419
Total loans	$6,622	$2,454	$6,749	$15,825	$1,768,300	$1,784,125

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2018
Originated loans:
Commercial real estate
Owner occupied	$82	$0	$340	$422	$158,161	$158,583
Non-owner occupied	22	0	0	22	255,458	255,480
Farmland	184	0	30	214	110,547	110,761
Other	0	0	0	0	94,242	94,242
Commercial
Commercial and industrial	159	0	122	281	226,320	226,601
Agricultural	69	10	158	237	37,484	37,721
Residential real estate
1-4 family residential	1,964	424	2,503	4,891	302,131	307,022
Home equity lines of credit	64	14	675	753	81,957	82,710
Consumer
Indirect	1,714	755	715	3,184	166,622	169,806
Direct	714	340	254	1,308	29,183	30,491
Other	33	14	2	49	11,845	11,894
Total originated loans	$5,005	$1,557	$4,799	$11,361	$1,473,950	$1,485,311
Acquired loans:
Commercial real estate
Owner occupied	$321	$0	$0	$321	$44,618	$44,939
Non-owner occupied	0	0	82	82	16,764	16,846
Farmland	0	102	257	359	40,623	40,982
Other	0	0	0	0	8,091	8,091
Commercial
Commercial and industrial	94	0	824	918	17,223	18,141
Agricultural	31	5	291	327	9,198	9,525
Residential real estate
1-4 family residential	750	229	1,123	2,102	76,682	78,784
Home equity lines of credit	208	0	217	425	23,192	23,617
Consumer
Direct	318	257	138	713	8,729	9,442
Other	0	0	0	0	162	162
Total acquired loans	$1,722	$593	$2,932	$5,247	$245,282	$250,529
Total loans	$6,727	$2,150	$7,731	$16,608	$1,719,232	$1,735,840

Troubled Debt Restructurings:

Total troubled debt restructurings were $4.6 million and $5.5 million at September 30, 2019 and December 31, 2018, respectively.  The Company has allocated $63 thousand and $72 thousand of specific reserves to loans whose terms have been modified in troubled debt restructurings at September 30, 2019 and December 31, 2018, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at September 30, 2019 and at December 31, 2018.

During the three and nine month periods ended September 30, 2019 and 2018, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a reduction of the contractual monthly payment; a deferral of principal, interest and/or escrow; or a legal concession.  During the three month period ended September 30, 2019, the terms of such loans included a reduction of the contractual payment.  During the same three month period in 2018, the terms of such loans included  an extension of the maturity date of 84 months.  During the nine month period ended September 30, 2019, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 0.24% and 2.74% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 86 to 124 months.  During the same nine month period in 2018, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 1.75% and 2.50 % and an extension of the maturity date in the range of 5 to 84 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2019 and 2018:

		Pre- Modification	Post- Modification
Three Months Ended September 30, 2019	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Consumer
Indirect	9	$125	$125
Other	1	28	28
Total originated loans	10	$153	$153
Acquired loans:
Commercial	1	$27	$27
Total acquired loans	1	$27	$27
Total loans	11	$180	$180

		Pre- Modification	Post- Modification
Nine Months Ended September 30, 2019	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$12	$12
Residential real estate
1-4 family residential	5	128	130
Home equity lines of credit	2	88	92
Consumer
Indirect	33	315	315
Other	2	46	46
Total originated loans	43	$589	$595
Acquired loans:
Commercial real estate
Farmland	1	$86	$86
Commercial
Commercial and industrial	1	27	27
Residential real estate
1-4 family residential	3	75	79
Consumer
Other	3	14	14
Total acquired loans	8	$202	$206
Total loans	51	$791	$801

		Pre- Modification	Post- Modification
Three Months Ended September 30, 2018	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$19	$19
Residential real estate
1-4 family residential	2	87	87
Home equity lines of credit	2	34	34
Consumer
Indirect	3	8	8
Other	2	19	19
Total originated loans	10	$167	$167
Acquired loans:
Residential real estate
1-4 family residential	1	$53	$53
Consumer
Other	1	3	3
Total acquired loans	2	$56	$56
Total loans	12	$223	$223

		Pre- Modification	Post- Modification
Nine Months Ended September 30, 2018	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial real estate
Owner occupied	1	$360	$360
Commercial	1	19	19
Residential real estate
1-4 family residential	6	341	341
Home equity lines of credit	4	48	48
Consumer
Indirect	17	97	97
Other	2	19	19
Total originated loans	31	$884	$884
Acquired loans:
Commercial real estate
Non-owner occupied	1	$42	$42
Farmland	1	258	258
Commercial
Commercial and industrial	2	31	31
Residential real estate
1-4 family residential	6	242	242
Consumer
Other	1	3	3
Total acquired loans	11	$576	$576
Total loans	42	$1,460	$1,460

There were $42 thousand and $93 thousand in charge offs and a $42 thousand and $93 thousand increase to the provision for loan losses during the three and nine month periods ended September 30, 2019, respectively, as a result of outstanding troubled debt restructurings.  There were $27 thousand and $66 thousand in charge offs during the three and nine month periods ended September 30, 2018, respectively. There was a $27 thousand and a $66 thousand increase to the provision during the three and nine month period ended September 30, 2018, respectively, as a result of troubled debt restructurings.

There were four commercial loans, two residential real estate loan and one home equity line of credit for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and nine month period ended September 30, 2019.  There was one residential real estate loan and one commercial loan that was past due at September 30, 2019.  There was no provision recorded as a result of the defaults during 2019.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There was one commercial loan and three residential real estate loans for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and nine month periods ended September 30, 2018.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships.  For relationships over $750 thousand, management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt.  Management also affirms the risk ratings for the loans in their respective portfolios on an annual basis.  The Company uses the following definitions for risk ratings:

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

As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
September 30, 2019
Originated loans:
Commercial real estate
Owner occupied	$164,545	$1,974	$1,271	$167,790
Non-owner occupied	279,579	3,913	71	283,563
Farmland	129,504	2,726	847	133,077
Other	91,732	0	223	91,955
Commercial
Commercial and industrial	232,589	1,532	3,769	237,890
Agricultural	42,854	41	69	42,964
Total originated loans	$940,803	$10,186	$6,250	$957,239
Acquired loans:
Commercial real estate
Owner occupied	$38,626	$115	$664	$39,405
Non-owner occupied	11,503	55	103	11,661
Farmland	33,400	205	3,547	37,152
Other	6,374	0	546	6,920
Commercial
Commercial and industrial	12,510	0	843	13,353
Agricultural	5,761	259	211	6,231
Total acquired loans	$108,174	$634	$5,914	$114,722
Total loans	$1,048,977	$10,820	$12,164	$1,071,961

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2018
Originated loans:
Commercial real estate
Owner occupied	$156,892	$945	$746	$158,583
Non-owner occupied	251,240	4,139	101	255,480
Farmland	109,391	1,301	69	110,761
Other	92,669	1,325	248	94,242
Commercial
Commercial and industrial	219,938	4,207	2,456	226,601
Agricultural	37,158	81	482	37,721
Total originated loans	$867,288	$11,998	$4,102	$883,388
Acquired loans:
Commercial real estate
Owner occupied	$43,763	$430	$746	$44,939
Non-owner occupied	16,601	58	187	16,846
Farmland	36,565	668	3,749	40,982
Other	7,434	0	657	8,091
Commercial
Commercial and industrial	16,407	170	1,564	18,141
Agricultural	8,612	346	567	9,525
Total acquired loans	$129,382	$1,672	$7,470	$138,524
Total loans	$996,670	$13,670	$11,572	$1,021,912

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at September 30, 2019, other real estate owned and foreclosure properties were $74 thousand and $500 thousand, respectively.  There were no other real estate owned properties, and foreclosure properties were $1.2 million at December 31, 2018.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2019 and December 31, 2018.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2019
Originated loans:
Performing	$319,869	$88,415	$168,141	$27,278	$9,758
Nonperforming	1,408	724	687	184	3
Total originated loans	$321,277	$89,139	$168,828	$27,462	$9,761
Acquired loans:
Performing	$67,400	$20,201	$0	$6,562	$101
Nonperforming	998	252	0	183	0
Total acquired loans	68,398	20,453	0	6,745	101
Total loans	$389,675	$109,592	$168,828	$34,207	$9,862

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2018
Originated loans:
Performing	$304,519	$82,035	$169,091	$30,237	$11,892
Nonperforming	2,503	675	715	254	2
Total originated loans	$307,022	$82,710	$169,806	$30,491	$11,894
Acquired loans:
Performing	$77,661	$23,400	$0	$9,304	$162
Nonperforming	1,123	217	0	138	0
Total acquired loans	78,784	23,617	0	9,442	162
Total loans	$385,806	$106,327	$169,806	$39,933	$12,056

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and nine months ended September 30, 2019 and 2018.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended September 30, 2019
Service charges on deposit accounts	$0	$1,208	$1,208
Debit card and EFT fees	0	935	935
Trust fees	1,905	0	1,905
Insurance agency commissions	0	681	681
Retirement plan consulting fees	338	0	338
Investment commissions	0	384	384
Other	0	1,990	1,990
Total noninterest income	$2,243	$5,198	$7,441

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended September 30, 2018
Service charges on deposit accounts	$0	$1,151	$1,151
Debit card and EFT fees	0	814	814
Trust fees	1,827	0	1,827
Insurance agency commissions	0	567	567
Retirement plan consulting fees	470	0	470
Investment commissions	0	273	273
Other	0	1,376	1,376
Total noninterest income	$2,297	$4,181	$6,478

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Nine Months Ended September 30, 2019
Service charges on deposit accounts	$0	$3,375	$3,375
Debit card and EFT fees	0	2,600	2,600
Trust fees	5,584	0	5,584
Insurance agency commissions	0	2,223	2,223
Retirement plan consulting fees	1,146	0	1,146
Investment commissions	0	971	971
Other	0	5,056	5,056
Total noninterest income	$6,730	$14,225	$20,955

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Nine Months Ended September 30, 2018
Service charges on deposit accounts	$0	$3,139	$3,139
Debit card and EFT fees	0	2,490	2,490
Trust fees	5,374	0	5,374
Insurance agency commissions	0	1,979	1,979
Retirement plan consulting fees	1,314	0	1,314
Investment commissions	0	844	844
Other	0	3,654	3,654
Total noninterest income	$6,688	$12,106	$18,794

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

Retirement Plan Consulting Fees – Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 1.2% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  ASU 2016-01, which was adopted by the Company as of January 1, 2018, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended September 30, 2019 and for the year ended December 31, 2018, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2019 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$4,355	$0	$4,355	$0
State and political subdivisions	238,015	0	238,015	0
Corporate bonds	1,259	0	1,259	0
Mortgage-backed securities-residential	148,712	0	148,707	5
Collateralized mortgage obligations	19,868	0	19,868	0
Small Business Administration	10,984	0	10,984	0
Equity securities
Equity securities at fair value	567	567	0	0
Other investments measured at net asset value	7,289	n/a	n/a	n/a
Total investment securities	$431,049	$567	$423,188	$5
Loan yield maintenance provisions	$2,514	$0	$2,514	$0
Financial Liabilities
Interest rate swaps	$2,514	$0	$2,514	$0

	Fair Value Measurements at December 31, 2018 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$6,009	$0	$6,009	$0
State and political subdivisions	211,944	0	211,944	0
Corporate bonds	1,188	0	1,188	0
Mortgage-backed securities-residential	150,047	0	150,041	6
Collateralized mortgage obligations	21,072	0	21,072	0
Small Business Administration	11,930	0	11,930	0
Equity securities
Equity securities at fair value	495	495	0	0
Other investments measured at net asset value	6,635	n/a	n/a	n/a
Total investment securities	$409,320	$495	$402,184	$6
Loan yield maintenance provisions	$767	$0	$767	$0
Financial Liabilities
Interest rate swaps	$767	$0	$767	$0

There were no significant transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2019 and 2018.  For additional information related to yield maintenance provisions and interest rate swaps see Interest – Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended September 30,		Nine Months ended September 30,
(In Thousands of Dollars)	2019	2018	2019	2018
Beginning Balance	$6	$7	$6	$8
Transfers from level 2	0	0	0	0
Repayments, calls and maturities	(1)	(1)	(1)	(2)
Ending Balance	$5	$6	$5	$6

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2019 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Farmland	$240	$0	$0	$240
1–4 family residential	183	0	0	183
Other real estate owned
1–4 family residential	74	0	0	74

	Fair Value Measurements at December 31, 2018 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Farmland	$251	$0	$0	$251
1–4 family residential	640	0	0	640
Consumer	7	0	0	7

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $439 thousand with a valuation allowance of $16 thousand at September 30, 2019, resulting in an additional provision for loan losses of $58 thousand and $104 thousand for the three and nine months period ending September 30, 2019.  At December 31, 2018, impaired loans had a principal balance of $1.1 million, with a valuation allowance of $227 thousand.  Loans measured at fair value resulted in an additional provision for loan losses of $94 thousand and $222 thousand for the three and nine month period ending September 30, 2018.  Excluded from the fair value of impaired loans, at September 30, 2019 and December 31, 2018, discussed above are $590 thousand and $694 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended September 30, 2019 and December 31, 2018:

September 30, 2019	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$240	Sales Comparison	Adjustment for differences between comparable sales	(22.70%) - 16.16% 9.39%
Residential	183	Sales comparison	Adjustment for differences between comparable sales	(24.26%) - 23.74% 14.53%
Other Real Estate owned residential	74	Sales comparison	Adjustment for differences between comparable sales	(39.77%) - 32.49% 7.30%

December 31, 2018	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial real estate	$251	Sales comparison	Adjustment for differences between comparable sales	(22.70%) - 16.16% 9.39%
Residential	640	Sales comparison	Adjustment for differences between comparable sales	(49.90%) - 45.99% 6.52%
Consumer	7	Sales comparison	Adjustment for differences between comparable sales	(5.71%) - 5.71% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at September 30, 2019 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$85,675	$22,383	$63,292	$0	$85,675
Restricted stock	11,729	n/a	n/a	n/a	n/a
Loans held for sale	2,079	0	2,141	0	2,141
Loans, net	1,769,864	0	0	1,737,273	1,737,273
Accrued interest receivable	7,586	0	2,420	5,166	7,586
Financial liabilities
Deposits	2,040,652	1,506,292	534,718	0	2,041,010
Short-term borrowings	31,001	0	31,001	0	31,001
Long-term borrowings	45,323	0	40,799	0	40,799
Accrued interest payable	1,587	61	1,526	0	1,587

		Fair Value Measurements at December 31, 2018 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,926	$18,042	$39,884	$0	$57,926
Restricted stock	11,737	n/a	n/a	n/a	n/a
Loans held for sale	1,237	0	1,274	0	1,274
Loans, net	1,722,248	0	0	1,673,626	1,673,626
Accrued interest receivable	7,114	0	2,359	4,755	7,114
Financial liabilities
Deposits	1,799,720	1,427,260	367,306	0	1,794,566
Short-term borrowings	244,759	0	244,759	0	244,759
Long-term borrowings	6,033	0	5,847	0	5,847
Accrued interest payable	990	63	927	0	990

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

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: Beginning January 1, 2018 the Company uses a third party firm that uses cash flow analysis and current market interest rates along with adjustments for credit, liquidity and option risk to conform to the ASU 2016-01 exit price requirement.  Loans in the tables above consist of impaired credits held for investment. In accordance with the loan impairment guidance, impairment was measured based on the fair value of collateral less estimated selling costs for collateral dependent loans or the cash flow method for noncollateral dependent loans. Fair value for collateral dependent impaired loans is based upon appraised values adjusted for trends observed in the market. A valuation allowance was recorded for the excess of the loan’s recorded investment over the amounts determined by the collateral value method. This valuation is a component of the allowance for loan losses. The Company considers these fair values level 3.

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

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of Monitor Bank (“Monitor”) in August 2017 and other past acquisitions totaled $38.2 million at September 30, 2019 and December 31, 2018.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2019		December 31, 2018
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(5,823)	$7,210	$(5,481)
Non-compete contracts	430	(383)	430	(380)
Trade name	520	(265)	520	(229)
Core deposit intangible	6,254	(3,172)	6,254	(2,573)
Total	$14,414	$(9,643)	$14,414	$(8,663)

Aggregate amortization expense was $326 thousand and $980 thousand for the three and nine month periods ended September 30, 2019.  Amortization expense was $354 thousand and $1.1 million for the three and nine months ended September 30, 2018.

Estimated amortization expense for each of the next five periods and thereafter:

2019 (3 months)	$327
2020	1,202
2021	1,142
2022	1,025
2023	514
Thereafter	561
Total	$4,771

Leases:

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of 3 months to 10.75 years, some of which include options to extend the lease for up to 10 years and some of which include options to terminate the leases within 3 months.

The right of use asset and lease liability as of September 30, 2019 was $3.3 million.

Lease payments made for the three and nine month period ended September 30, 2019 were $146 thousand and $438 thousand, respectively. Interest expense and amortization expense on finance leases for the three month period ended September 30, 2019 was $25 thousand and $89 thousand, and $78 thousand and $266 thousand for the nine month period ended September 30, 2019.  The weighted-average remaining lease term for all leases was 6.6 years as of September 30, 2019 and the weighted-average discount rate was 3.4%.

Maturities of lease liabilities are as follows as of September 30, 2019:

2019 (3 months)	$146
2020	590
2021	592
2022	474
2023	419
Thereafter	1,664
Total Payments	3,885
Less: Imputed Interest	(584)
Total	$3,301

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

Summary information about these interest-rate swaps at periods ended September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Notional amounts (In thousands)	$41,641	$35,996
Weighted average pay rate on interest-rate swaps	4.60%	4.53%
Weighted average receive rate on interest-rate swaps	4.30%	4.78%
Weighted average maturity (years)	4.1	4.4
Fair value of interest-rate swaps (In thousands)	$(2,514)	$(767)
Fair value of loan yield maintenance provisions (In thousands)	$2,514	$767

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month and nine month periods ended September 30, 2019 and 2018 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic EPS
Net income (In thousands)	$9,154	$8,084	$26,085	$23,883
Weighted average shares outstanding	27,688,234	27,695,105	27,757,119	27,638,721
Basic earnings per share	$0.33	$0.29	$0.94	$0.86

Diluted EPS
Net income (In thousands)	$9,154	$8,084	$26,085	$23,883
Weighted average shares outstanding for basic earnings per share	27,688,234	27,695,105	27,757,119	27,638,721
Dilutive effect of restricted stock awards	131,018	306,863	140,496	305,410
Weighted average shares for diluted earnings per share	27,819,252	28,001,968	27,897,615	27,944,131
Diluted earnings per share	$0.33	$0.29	$0.94	$0.85

There were no restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2019 and 2018.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of the Company’s executives with those of the Company’s shareholders.  There were 37,413 service time based share awards and 67,651 performance based share awards granted under the 2017 Plan during the nine month period ended September 30, 2019, as shown in the table below.  The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2021.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $360 thousand and $1.0 million for the three and nine month periods ended September 30, 2019, respectively.  During the prior periods, the expense recognized was $441 thousand and $1.2 million for the three and nine month periods ended September 30, 2018, respectively.  As of September 30, 2019, there was $1.9 million of total unrecognized compensation expense related to the nonvested shares granted under the Plans.  The remaining cost is expected to be recognized over 2.7 years.

The following is the activity under the Plans during the nine month period ended September 30, 2019.

	Nine Months Ended September 30, 2019
	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	87,955	$13.04	203,828	$11.96
Granted	37,413	13.92	67,651	13.50
Vested	(43,703)	11.73	(78,814)	8.98
Forfeited	0	0	0	0
Ending balance - non-vested shares	81,665	$14.14	192,665	$13.72

The 122,517 shares that vested during the nine month period ended September 30, 2019 had a weighted average fair value of $9.97 per share.

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended Sept. 30, 2019
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$3,960	$(831)	$3,129
Reclassification adjustment for (gains) losses included in net income (1)	(15)	3	(12)
Net other comprehensive income (loss)	$3,945	$(828)	$3,117

	Three Months Ended Sept. 30, 2018
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(4,929)	$1,036	$(3,893)
Reclassification adjustment for losses included in net income (1)	27	(6)	21
Net other comprehensive income (loss)	$(4,902)	$1,030	$(3,872)

	Nine Months Ended Sept. 30, 2019
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$18,984	$(3,974)	$15,010
Reclassification adjustment for (gains) losses included in net income (1)	18	(4)	14
Net other comprehensive income (loss)	$19,002	$(3,978)	$15,024

	Nine Months Ended Sept. 30, 2018
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(14,057)	$2,940	$(11,117)
Reclassification adjustment for (gains) losses included in net income (1)	24	(5)	19
Net other comprehensive income (loss)	$(14,033)	$2,935	$(11,098)

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and was fully implemented on January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of September 30, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At September 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at September 30, 2019 and December 31, 2018:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Common equity tier 1 capital ratio
Consolidated	$240,803	12.70%	$85,293	4.5%	N/A	N/A
Bank	228,023	12.07%	85,044	4.5%	$122,841	6.5%
Total risk based capital ratio
Consolidated	257,358	13.58%	151,633	8.0%	N/A	N/A
Bank	242,284	12.82%	151,189	8.0%	188,986	10.0%
Tier I risk based capital ratio
Consolidated	243,097	12.83%	113,725	6.0%	N/A	N/A
Bank	228,023	12.07%	113,392	6.0%	151,189	8.0%
Tier I leverage ratio
Consolidated	243,097	10.42%	93,321	4.0%	N/A	N/A
Bank	228,023	9.75%	93,516	4.0%	116,895	5.0%

December 31, 2018
Common equity tier 1 capital ratio
Consolidated	$222,892	12.16%	$82,478	4.5%	N/A	N/A
Bank	210,409	11.51%	82,242	4.5%	$118,795	6.5%
Total risk based capital ratio
Consolidated	238,742	13.03%	146,628	8.0%	N/A	N/A
Bank	224,001	12.26%	146,209	8.0%	182,761	10.0%
Tier I risk based capital ratio
Consolidated	225,150	12.28%	109,971	6.0%	N/A	N/A
Bank	210,409	11.51%	109,656	6.0%	146,209	8.0%
Tier I leverage ratio
Consolidated	225,150	9.91%	90,900	4.0%	N/A	N/A
Bank	210,409	9.32%	90,324	4.0%	112,905	5.0%

Segment Information:

The reportable segments are determined by the products and services offered, primarily distinguished between banking and trust.  The trust and retirement consulting segments were combined on July 1, 2019.   They are also distinguished by the level of information provided to the chief operating decision makers in the Company, who use such information to review performance of various components of the business, which are then aggregated.  Loans, investments, and deposits provide the revenues in the banking operation.  All operations are domestic.  Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
September 30, 2019
Goodwill and other intangibles	$6,410	$37,385	$(823)	$42,972
Total assets	$14,177	$2,413,255	$5,778	$2,433,210

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2018
Goodwill and other intangibles	$6,661	$38,113	$(822)	$43,952
Total assets	$14,550	$2,309,644	$4,670	$2,328,864

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2019
Net interest income	$43	$20,734	$(20)	$20,757
Provision for loan losses	0	550	0	550
Service fees, security gains and other noninterest income	2,277	5,235	(71)	7,441
Noninterest expense	1,459	13,937	321	15,717
Amortization and depreciation expense	91	602	13	706
Income before taxes	770	10,880	(425)	11,225
Income taxes	162	2,019	(110)	2,071
Net income	$608	$8,861	$(315)	$9,154

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2019
Net interest income	$121	$61,157	$(65)	$61,213
Provision for loan losses	0	1,850	0	1,850
Service fees, security gains and other noninterest income	6,825	14,329	(199)	20,955
Noninterest expense	4,580	41,656	734	46,970
Amortization and depreciation expense	275	1,822	37	2,134
Income before taxes	2,091	30,158	(1,035)	31,214
Income taxes	440	5,049	(360)	5,129
Net income	$1,651	$25,109	$(675)	$26,085

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2018
Net interest income	$39	$19,906	$(26)	$19,919
Provision for loan losses	0	950	0	950
Service fees, security gains and other noninterest income	2,332	4,235	(89)	6,478
Noninterest expense	1,552	13,611	276	15,439
Amortization and depreciation expense	111	617	13	741
Income before taxes	708	8,963	(404)	9,267
Income taxes	148	1,136	(101)	1,183
Net income	$560	$7,827	$(303)	$8,084

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2018
Net interest income	$104	$58,390	$(67)	$58,427
Provision for loan losses	0	2,475	0	2,475
Service fees, security gains and other noninterest income	6,798	12,210	(214)	18,794
Noninterest expense	4,685	39,047	761	44,493
Amortization and depreciation expense	337	1,866	38	2,241
Income before taxes	1,880	27,212	(1,080)	28,012
Income taxes	395	4,080	(346)	4,129
Net income	$1,485	$23,132	$(734)	$23,883

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Contingencies:

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, although the Company establishes accruals where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure with respect to adverse claims in legal matters could change in the event of the discovery of additional facts in such matters or upon determinations by judges, juries, administrative agencies, or other finds or fact that are inconsistent with the Company’s evaluations of claims. During the fiscal quarter ended June 30, 2019, the Company accrued a charge of $505 thousand relating to a pending settlement of a legal contingency. The Company has insurance coverage for this contingency and expects to recover the amount of this estimated charge.  No amount for an expected insurance recovery has been recorded as of September 30, 2019.

Short-term borrowings:

There were $25 million in short-term Federal Home Loan Bank Advances at September 30, 2019 with a weighted average interest rate of 0.72%.  Short-term Federal Home Loan Bank Advances were $240 million at December 31, 2018.  The Company had $4.9 million and $4.4 million in securities sold under repurchase agreements for the periods ended September 30, 2019 and December 31, 2018, respectively.  In addition, the Company had no Federal funds purchased and has a $1.1 million balance on business lines of credit with two lending institutions at September 30, 2019 and a $350 thousand balance with one lending institution at December 31, 2018.

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. Government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $5.1 million and $4.6 million at September 30, 2019 and December 31, 2018.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	September 30, 2019	December 31, 2018
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$220	$332
State and political subdivisions	1,758	664
Mortgage-backed securities - residential	2,577	3,094
Collateralized mortgage obligations - residential	344	319
Total repurchase agreements	$4,899	$4,409

Management believes the risks associated with the agreements are minimal and, in the case of collateral decline, the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

Long-term borrowings:

There were $43 million in long-term Federal Home Loan Bank Advances at September 30, 2019 with a weighted average interest rate of 1.78%.  Long-term Federal Home Loan Bank Advances were $3.8 million at December 31, 2018.  In addition, the Company had a Trust Preferred Debenture with an outstanding balance of $2.3 million at September 30, 2019 and December 31, 2018.  The final maturity of this Debt is December 31, 2036.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $587.1 million and $552.6 million at September 30, 2019 and December 31, 2018, respectively.  Based on this collateral, the Bank is eligible to borrow an additional $519.1 million at September 30, 2019.  Each advance is subject to a prepayment penalty if paid prior to its maturity date.

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

Overview

Net income for the three months ended September 30, 2019 was $9.2 million, or $0.33 per diluted share, which compares to $8.1 million, or $0.29 per diluted share, for the three months ended September 30, 2018.  Annualized return on average assets and return on average equity were 1.51% and 12.49%, respectively, for the three month period ending September 30, 2019, compared to 1.42% and 12.80% for the same period in 2018.

Net income for the nine months ended September 30, 2019 was $26.1 million, or $0.94 per diluted share, compared to $23.9 million, or $0.85 per diluted share, for the same nine month period in 2018.  Annualized return on average assets and return on average equity were 1.47% and 12.52%, respectively, for the nine month period ending September 30, 2019, compared to 1.45% and 13.00% for the same period in 2018.

Total loans were $1.78 billion at September 30, 2019 compared to $1.74 billion at December 31, 2018, representing an annualized growth rate of 3.7%.  The increase in loans is a result of the Company’s focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  The increase in loans has occurred in many of the major loan categories but mainly in the commercial, commercial real estate, residential real estate and agricultural loan categories.  Loans comprise 79.3% of the Bank's third quarter average earning assets at September 30, 2019, an improvement compared to 78.8% for the same period in 2018.  This improvement along with the interest rate environment has resulted in a 10.5% increase in tax equated loan interest income from the third quarter of 2019 compared to the same quarter in 2018.

Non-performing assets to total assets remain at a low level, currently at 0.28%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $9.1 million, or 0.51% of total loans, at September 30, 2019.  Net charge-offs for the current quarter were $511 thousand, compared to $337 thousand in the same quarter in 2018 and net charge-offs as a percentage of average net loans outstanding is only 0.12% for the quarter ended September 30, 2019, compared to 0.08% in the same quarter in 2018.  Lending to the energy sector is insignificant and less than 1% of the loan portfolio.

The net interest margin for the three months ended September 30, 2019 was 3.79%, a 7 basis point decrease from the quarter ended September 30, 2018.  In comparing the third quarter of 2019 to the same period in 2018, asset yields increased 16 basis points, while the cost of interest-bearing liabilities increased 30 basis points.  Most of this increase was the result of higher rates paid on short-term borrowings and time deposits, consistent with increases in the federal funds sold rate.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in recent mergers, which increased the net interest margin by 4 basis points for the quarters ended September 30, 2019 and 2018, respectively.

The net interest margin for the nine months ended September 30, 2019 was 3.81%, a 9 basis point decrease from the nine month period ended September 30, 2018.  Asset yields increased 24 basis points, while the cost of interest-bearing liabilities increased 43 basis points.  The reasons for the increases are similar to those for the third quarter discussed above.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in recent mergers, which increased the net interest margin by 4 and 5 basis points for the nine months ended September 30, 2019 and 2018, respectively.

The Company made progress in its effort to increase noninterest income, which increased 14.9% to $7.4 million for the quarter ended September 30, 2019 compared to $6.5 million in the same quarter of 2018.  Gains on the sale of mortgage loans increased $339 thousand or 42%, other operating income increased $234 thousand or 60%, insurance agency commissions grew $114 thousand or 20%, investment commissions increased $111 thousand or 41% and trust fees increased $78 thousand or 4% in comparing the third quarter of 2019 to the same quarter in 2018.  These increases were offset by a decrease of retirement plan consulting fees of $132 thousand or 28%.  For the nine month period, noninterest income increased 11.5% to $21.0 million during the first nine months of 2019 compared to $18.8 million for the same period of 2018.  The reasons for the increases are similar to those for the third quarter discussed above.

The Company has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the third quarter of 2019 increased 1.5% to $16.4 million compared to $16.2 million in the same quarter in 2018, primarily as a result of an increase in   salaries and employee benefits of $456 thousand, offset by a $138 thousand decrease in FDIC insurance expense and a $145 thousand decrease in other operating expenses.  Annualized noninterest expenses measured as a percentage of quarterly average assets decreased from 2.85% in the third quarter of 2018 to 2.70% in the third quarter of 2019.  For the nine month period ended September 30, 2019 noninterest expenses increased 5.1% to $49.1 million compared to $46.7 million for the same period in 2018.  The reasons for the increases are similar to those for the third quarter discussed above.

The efficiency ratio for the quarter ended September 30, 2019 decreased to 55.9% compared to 58.7% for the same quarter in 2018.  The improvement in net interest income and noninterest income in the third quarter of 2019 was offset by slightly a higher level of noninterest expenses as explained in the preceding paragraphs.

The Company’s return on average tangible equity (Non-GAAP) was 14.8% for the three and nine month periods ended September 30, 2019 compared to 15.7% and 15.9% for the same periods in 2018.

Return on average tangible equity is a non-U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the tangible equity for the three and nine month periods ended September 30, 2019 and 2018, reconciliations are displayed in the table below.

Results of Operations The following is a comparison of selected financial ratios and other results at or for the three and six month periods ended September 30, 2019 and 2018:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In Thousands, except Per Share Data)	2019	2018	2019	2018
Total assets	$2,433,210	$2,292,678	$2,433,210	$2,292,678
Net income	$9,154	$8,084	$26,085	$23,883
Diluted earnings per share	$0.33	$0.29	$0.94	$0.85
Return on average assets (annualized)	1.51%	1.42%	1.47%	1.45%
Return on average equity (annualized)	12.49%	12.80%	12.52%	13.00%
Efficiency ratio (tax equivalent basis) (1)	55.90%	58.70%	57.32%	58.00%
Equity to asset ratio	12.05%	10.85%	12.05%	10.85%
Tangible common equity ratio (2)	10.47%	9.09%	10.47%	9.09%
Dividends to net income	30.23%	27.49%	29.79%	25.51%
Net loans to assets	72.74%	73.20%	72.74%	73.20%
Loans to deposits	87.43%	96.18%	87.43%	96.18%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of September 30, 2019 and 2018, reconciliations of tangible common equity (non-GAAP) to U.S. GAAP total common stockholders’ equity and tangible assets (non-GAAP) to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	September 30, 2019	December 31, 2018	September 30, 2018
Stockholders' equity	$293,223	$262,320	$248,789
Less goodwill and other intangibles	42,972	43,952	44,305
Tangible common equity	250,251	218,368	204,484
Average stockholders' equity	290,673	252,449	250,503
Less average goodwill and other intangibles	43,187	44,185	44,541
Average tangible common equity	$247,486	$208,264	$205,962

Reconciliation of Total Assets to Tangible Assets

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	September 30, 2019	December 31, 2018	September 30, 2018
Total assets	$2,433,210	$2,328,864	$2,292,678
Less goodwill and other intangibles	42,972	43,952	44,305
Tangible assets	$2,390,238	$2,284,912	$2,248,373
Average assets	2,409,010	2,301,847	2,255,049
Less average goodwill and other intangibles	43,187	44,185	44,541
Average tangible assets	$2,365,823	$2,257,662	$2,210,508

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,768,205	$22,790	5.11%	$1,650,128	$20,623	4.96%
Taxable securities (4)	190,044	1,196	2.50	200,765	1,226	2.42
Tax-exempt securities (4) (6)	219,686	2,137	3.86	198,683	1,842	3.68
Equity securities (2)	12,057	151	4.97	11,594	167	5.71
Federal funds sold and other	38,451	205	2.12	33,936	178	2.08
TOTAL EARNING ASSETS	2,228,443	26,479	4.71	2,095,106	24,036	4.55
NONEARNING ASSETS
Cash and due from banks	36,787			37,437
Premises and equipment	24,455			21,622
Allowance for loan losses	(14,201)			(13,005)
Unrealized gains (losses) on securities	12,339			(8,760)
Other assets (3)	121,187			122,649
TOTAL ASSETS	$2,409,010			$2,255,049

INTEREST-BEARING LIABILITIES
Time deposits	$418,551	$2,116	2.01%	$293,719	$1,091	1.47%
Brokered time deposits	105,276	650	2.35	0	0	0.00
Savings deposits	403,863	317	0.31	463,859	293	0.25
Demand deposits	660,433	1,622	0.97	523,433	858	0.65
Short term borrowings	53,009	289	2.16	278,884	1,353	1.92
Long term borrowings	35,870	180	1.99	6,344	49	3.06
TOTAL INTEREST-BEARING LIABILITIES	1,677,002	5,174	1.22	1,566,239	3,644	0.92

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	429,539			424,936
Other liabilities	11,796			13,371
Stockholders' equity	290,673			250,503
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,409,010			$2,255,049
Net interest income and interest rate spread		$21,305	3.49%		$20,392	3.63%
Net interest margin			3.79%			3.86%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $1.1 million and $1.0 million for 2019 and 2018, respectively, and is reduced by amortization of $680 thousand and $698 thousand for 2019 and 2018, respectively.

(6)

For 2019, adjustments of $106 thousand and $442 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2018, adjustments of $92 thousand and $381 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,748,828	$66,792	5.11%	$1,607,753	$58,768	4.89%
Taxable securities (4)	193,992	3,678	2.53	203,213	3,687	2.43
Tax-exempt securities (4) (6)	212,989	6,213	3.90	191,627	5,259	3.67
Equity securities (2) (6)	12,057	497	5.51	11,234	467	5.56
Federal funds sold and other	33,918	559	2.20	35,499	490	1.85
TOTAL EARNING ASSETS	2,201,784	77,739	4.72	2,049,326	68,671	4.48
NONEARNING ASSETS
Cash and due from banks	35,009			33,723
Premises and equipment	23,813			21,901
Allowance for loan losses	(13,947)			(12,642)
Unrealized gains (losses) on securities	3,579			(7,434)
Other assets (3)	122,459			121,505
TOTAL ASSETS	$2,372,697			$2,206,379

INTEREST-BEARING LIABILITIES
Time deposits	$395,932	$5,758	1.94%	$283,018	$2,861	1.35%
Brokered time deposits	82,414	1,475	2.39	0	0	0.00
Savings deposits	413,438	965	0.31	474,474	731	0.21
Demand deposits	627,414	4,301	0.92	481,709	1,784	0.50
Short term borrowings	116,468	2,151	2.47	286,689	3,374	1.57
Long term borrowings	15,943	276	2.31	6,626	142	2.87
TOTAL INTEREST-BEARING LIABILITIES	1,651,609	14,926	1.21	1,532,516	8,892	0.78

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	427,808			414,450
Other liabilities	14,623			13,722
Stockholders' equity	278,657			245,691
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,372,697			$2,206,379
Net interest income and interest rate spread		$62,813	3.51%		$59,779	3.70%
Net interest margin			3.81%			3.90%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $3.0 million and $3.1 million for 2019 and 2018, respectively, and is reduced by amortization of $2.1 million for 2019 and 2018.
(6)

For 2019, adjustments of $315 thousand and $1.3 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2018, adjustments of $265 thousand and $1.1 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income.  Net interest income for the three month period ended September 30, 2019 was $20.8 million compared to $19.9 million for the same period in 2018.  On a tax equivalent basis net interest income was $21.3 million for the third quarter of 2019 compared to $20.4 million for the same period in 2018.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 7 basis points to 3.79% for the three months ended September 30, 2019, compared to 3.86% for the same three month period in the prior year.  In comparing the quarters ended September 30, 2019 and 2018, yields on earning assets increased 16 basis points, while the cost of interest bearing liabilities increased 30 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates to remain competitive within the local markets we serve.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 4 basis points lower for the quarter ended September 30, 2019.

Net interest income for the nine month period ended September 30, 2019 was $61.2 million compared to $58.4 million for the same period in 2018.  On a tax equivalent basis net interest income was $62.8 million for the nine month period ended September 30, 2019 compared to $59.8 million for the same period in 2018.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 9 basis points to 3.81% for the nine months ended September 30, 2019, compared to 3.90% for the same nine month period in the prior year.  In comparing the nine month period ended September 30, 2019 and 2018, yields on earning assets increased 24 basis points, while the cost of interest bearing liabilities increased 43 basis points.  The decreased margin is mainly due to the pressure on increasing deposit rates to remain competitive within the local markets we serve.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 4 basis points lower for the nine month period ended September 30, 2019.

Noninterest Income.  Noninterest income increased 14.9% to $7.4 million for the quarter ended September 30, 2019 compared to $6.5 million in the same quarter of 2018.  Gains on the sale of mortgage loans increased $339 thousand or 42%, other operating income increased $234 thousand or 60%, insurance agency commissions grew $114 thousand or 20%, investment commissions increased $111 thousand or 41% and trust fees increased $78 thousand or 4% in comparing the third quarter of 2019 to the same quarter in 2018.  These increases were offset by a decrease of retirement plan consulting fees of $132 thousand or 28%.

Noninterest income increased 11.5% to $21.0 million during the first nine months of 2019 compared to $18.8 million for the same period of 2018.  The reasons for the increases are similar to those for the third quarter discussed above.

Noninterest Expense.  Total noninterest expenses for the third quarter of 2019 increased 1.5% to $16.4 million compared to $16.2 million in the same quarter in 2018, primarily as a result of an increase in salaries and employee benefits of $456 thousand, offset by a $138 thousand decrease in FDIC insurance expense and a $145 thousand decrease in other operating expenses.  Annualized noninterest expenses measured as a percentage of quarterly average assets decreased from 2.85% in the third quarter of 2018 to 2.70% in the third quarter of 2019.

For the nine month period ended September 30, 2019 noninterest expenses increased to $49.1 million compared to $46.7 million for the same period in 2018.  The reasons for the increases are similar to those for the third quarter discussed above.

The Company’s tax equivalent efficiency ratio for the three month period ended September 30, 2019 was 55.9% compared to 58.7% for the same period in 2018.  The improvement in net interest income and noninterest income in the third quarter of 2019 was offset by a slightly higher level of noninterest expenses as explained in the preceding paragraphs.

The tax equivalent efficiency ratio for the nine month period ended September 30, 2019 was 57.3% compared to 58.0% for the nine month period ended September 30, 2018.  Management has continued to focus on increasing the levels of noninterest income and reducing the level of noninterest expenses.

Income Taxes. Income tax expense totaled $2.1 million for the quarter ended September 30, 2019 and $1.2 million for the quarter ended September 30, 2018.  The effective tax rate for the three month period ended September 30, 2019 was 18.4% compared to the effective tax rate of 12.8% for the same period in 2018.

Income tax expense was $5.1 million for the first nine months of 2019 and $4.1 million for the first nine months of 2018.  The effective tax rate for the nine month period ended September 30, 2019 was 16.4%, compared to 14.7% for the same period in 2018.  The increased effective tax rate for the current periods, both three month and nine month, is due to income tax liability adjustments.

Other Comprehensive Income.  For the quarter ended September 30, 2019, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $3.1 million, compared to an unrealized loss of $3.9 million for the same period in 2018.  The positive change in the fair value of securities for the three month period ended September 30, 2019 was the reason for the other comprehensive income increase.

For the first nine months of 2019, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $15.0 million, compared to an unrealized loss of $11.1 million for the same period in 2018.  The positive change in the fair value of securities for the nine month period ended September 30, 2019 was the reason for the other comprehensive income increase.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $27.7 million during the first nine months of 2019 from $57.9 million to $85.7 million.  The increase in the cash balance is part of normal fluctuations on the Company’s $2.433 billion balance sheet.  The Company expects cash and cash equivalents to be reduced to December 31, 2018 levels over the next few months as cash is used for loan growth and security portfolio purchases.

Securities.  Securities available-for-sale increased by $21.0 million since December 31, 2018.  The Company intends to maintain the securities portfolio’s current level, as a percentage of total assets, during the remaining months of 2019.

Loans.  Gross loans increased $48.3 million since December 31, 2018.  The increase in loans has occurred across many of the major loan categories but especially the commercial, commercial real estate, residential real estate and agricultural loan portfolios.  The Bank utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio.  The increase in average loan balances along with an increase in market interest rates helped the current quarter’s loan income improve to $22.8 million or 10.5% compared to $20.6 million in the same quarter ended September 30, 2018.

On a tax equated basis loan income improved by $2.2 million compared to the same quarter in 2018.  The average tax equivalent interest rate on the loan portfolio was 5.11% for the three month period ended September 30, 2019 compared to 4.96% for the same period in 2018.  On a fully tax equivalent basis, loans contributed $66.8 million of total interest income during the nine month period ended September 30, 2019 compared to $58.8 million for the same period in 2018.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
Nonperforming loans	$6,749	$7,252	$7,578	$7,731	$9,222
Nonperforming loans as a % of total loans	0.38%	0.41%	0.43%	0.45%	0.55%
Loans delinquent 30-89 days	$9,076	$10,203	$9,082	$8,877	$10,626
Loans delinquent 30-89 days as a % of total loans	0.51%	0.57%	0.52%	0.51%	0.63%
Allowance for loan losses	$14,261	$14,222	$13,777	$13,592	$13,377
Allowance for loan losses as a % of loans	0.80%	0.80%	0.79%	0.78%	0.79%
Allowance for loan losses as a % of non-acquired loans	0.90%	0.91%	0.92%	0.92%	0.93%
Allowance for loan losses as a % of nonperforming loans	211.31%	196.11%	181.80%	175.81%	145.06%
Annualized net charge-offs to average net loans outstanding	0.12%	0.07%	0.08%	0.07%	0.08%
Non-performing assets	$6,823	$7,326	$7,786	$7,731	$9,222
Non-performing assets as a % of total assets	0.28%	0.30%	0.33%	0.33%	0.40%
Net charge-offs for the quarter	$511	$305	$365	$310	$337

For the three months ended September 30, 2019 and 2018, management recorded a $550 thousand and $950 thousand provision for loan losses.  For the nine month periods ended September 30, 2019 and 2018 the provision recorded was $1.9 million and $2.5 million, respectively. The smaller provision for the current year was mainly a result of higher loan loss quarters rolling off the loss history period used in calculation and lower levels of net charge-offs in the current nine month period.  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.   Loan growth over the first nine months of 2019 was 3.7% on an annualized basis.  The allowance for loan losses as a percentage of the total loan portfolio was 0.80% at September 30, 2019 and 0.79% at September 30, 2018.  The loan portfolios acquired at fair market value from previous acquisitions were recorded at fair market value and without an associated allowance for loan loss.  When the acquired loans are excluded, the ratio of allowance for loan losses to total non-acquired loans is 0.90% at September 30, 2019 compared to 0.93% at September 30, 2018.  Early stage delinquencies, which are loans 30 - 89 days delinquent, as a percentage of total loans decreased from 0.63% at September 30, 2018 to 0.51% at September 30, 2019 and non-performing loans as a percentage of total loans decreased from 0.55% at September 30, 2018 to 0.38% at September 30, 2019.  The allowance for loan losses to non-performing loans increased from 145.06% at September 30, 2018 to 211.31% at September 30, 2019.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at September 30, 2019 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $240.9 million from December 31, 2018 to September 30, 2019, for a balance of $2.04 billion.  The increase in deposits is the result of the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin during the first nine months of 2019.  Interest bearing accounts and brokered time deposits increased a combined $230.3 million, or 16.7%, during the first nine months of 2019. The increase in interest bearing accounts is mostly due to an approximate increase of $78.4 million in public funds deposits and an $87.0 million increase in brokered time deposits.  Money market index accounts decreased as customers moved funds to certificates of deposit during the period.  At December 31, 2018 the balance in money market index accounts was $198.1 million and at September 30, 2019 it was $182.6 million, a decrease of 7.8%.  The Company’s strategy is to grow deposit balances.  While there is growing pressure in the deposit market for increasing deposit rates, management understands the need to protect the net interest margin but also remain competitive within the market to help supply the needs of the growing loan portfolio.  At September 30, 2019, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 88.9% of total deposits.

Borrowings.  Total borrowing balances decreased 69.6% from $250.8 million at December 31, 2018 to $76.3 million at September 30, 2019.  During the nine month period ended September 30, 2019 the Company was able to repay a net amount of $213.8 million in short-term FHLB advances as a result of the use of additional brokered time deposits.  The use of brokered time deposits also had a positive impact on the overall cost of funds due to lower interest rates.  While short term borrowings decreased by $213.8 million since December 31, 2018, long term borrowings increased $39.3 million during that same period ended September 31, 2019.  The Bank was able to lock in long term advances from the Federal Home Loan Bank at lower interest rates.

Capital Resources.  Total stockholders’ equity increased $30.9 million, or 11.8%, during the nine month period ended September 30, 2019.  The increase in equity is due primarily to an increase in other comprehensive income as a result of positive changes in the value of available for sale securities and the net income addition to retained earnings less the amount of dividends paid.  Shareholders received $0.10 per share in cash dividends in the third quarter of 2019.  The increased third quarter dividend to $0.10 is an 11.1% increase over the $0.09 paid in the first two quarters of 2019.  Book value per share increased from $9.44 per share at December 31, 2018 to $10.60 per share at September 30, 2019.  The Company’s tangible book value, which is a non-GAAP measure, per share also increased, from $7.86 per share at December 31, 2018 to $9.04 per share at September 30, 2019.  The increases in book value and tangible book value per share were also the result of increases to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) were phased in from January 1, 2016 through January 1, 2019.  The Company must hold a capital conservation buffer of 2.5% above adequately capitalized risk-based capital ratios during 2019.  At September 30, 2019 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 12.7%, total risk-based capital ratio stood at 13.6%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 12.8% and 10.4%, respectively, at September 30, 2019.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2019.

Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to adopt a simple leverage ratio to measure capital adequacy.  The community bank leverage ratio framework removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that opts into the framework.

The community bank leverage ratio framework will first be available for banking organizations to use in their March 31, 2020, Call Report.  The Company has not determined if it will elect to use the new framework as of September 30, 2019.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At September 30, 2019, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $5.4 million. The outstanding balance at September 30, 2019 was $1.1 million.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of September 30, 2019, the Bank had outstanding balances with the Federal Home Loan Bank of $68.0 million with additional borrowing capacity of approximately $519.1 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first nine months of 2019, net cash used by investing activities amounted to $54.2 million, compared to $130.4 million used in the same period in 2018.  Loan originations used $49.7 million during the first nine months of 2019 compared to the $115.6 million used during the same period in 2018.  The reduced amount of cash used in investing activities during this period can be attributed to the decreased lending activity.  Proceeds from the maturities and repayments of securities available for sale also decreased to $24.5 million for the quarter ended September 30, 2019 compared to $29.0 million during the first nine months of 2018.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $55.8 million for the period ended September 30, 2019, compared to $121.6 million provided in financing activities for the same period in 2018.  There were large swings in two line items during the nine month period ended September 30, 2019 compared to the same period last year; changes in short term borrowings used $213.8 million in the nine month period ended September 30, 2019, compared to $25.5 million used during the nine month period ended September 30, 2018, and there was also $240.9 million provided by deposits during the nine month period ended September 30, 2019 compared to $154.0 million provided during the same period ended September 30, 2018.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $409.6 million at September 30, 2019 and $339.4 at December 31, 2018.  Additionally, the Company has committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At September 30, 2019 the Company had invested $7.3 million in these funds.

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

Changes In Interest Rate (basis points)	September 30, 2019 Result	December 31, 2018 Result	ALCO Guidelines
Net Interest Income Change
+300	5.9%	1.8%	-15%
+200	4.1%	1.6%	-10%
+100	2.2%	0.9%	-5%
-100	-4.4%	-3.0%	-5%
Net Present Value Of Equity Change
+300	43.3%	15.2%	-20%
+200	35.5%	11.8%	-15%
+100	21.7%	8.2%	-10%
-100	-30.0%	-16.6%	-10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at September 30, 2019.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business.  Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, although the Company establishes accruals where losses are deemed probable and reasonably estimable.  The Company’s assessment of the current exposure with respect to adverse claims in legal matters could change in the event of the discovery of additional facts in such matters or upon determinations by judges, juries, administrative agencies or other finders of fact that are inconsistent with the Company’s evaluation of claims. Additional disclosures relating to charges accrued during the fiscal quarter ended September 30, 2019 in connection with certain legal proceedings are included in the “Contingencies” Note to the Company’s Unaudited Consolidated Financial Statements in Part I of this report and are incorporated by reference into Part II of this report.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

On July 30, 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions.  This 2019 Repurchase Program supersedes the Company’s prior share repurchase program initially approved in 2012 authorizing the purchase of up to 920,000 shares of common stock.  The 2019 Repurchase Program may be modified, suspended or terminated by the Company at any time.

The following table summarizes the treasury stock activity under the program during the three month period ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				145,394
July 1-30	100,697	$14.44	100,697	44,697
July 30 - 2019 Repurchase Program	0	0	0	1,500,000
August 1-31	0	0	0	1,500,000
September 1-30	0	0	0	1,500,000
Ending balance	100,697	$14.44	100,697	1,500,000

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2.1

Agreement and Plan of Merger by and among Farmers National Banc Corp., Maple Leaf Financial, Inc., and FMNB Merger Subsidiary III, LLC, dated as of August 29, 2019 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 5, 2019).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 6, 2019

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 6, 2019

/s/ Carl D. Culp
Carl D. Culp Senior Executive Vice President and Treasurer