Form 10-K
period 2019-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2020-03-05
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the estimated aggregate market value of the registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $375.9 million based upon the last sales price as of June 28, 2019 reported on NASDAQ.  (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed as admission by the registrant that such person is an affiliate of the registrant).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

As of March 1, 2020, the registrant had outstanding 28,541,285 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2020	III
Annual Meeting of Shareholders

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

PART I

Item 1. Business.

General

Farmers National Banc Corp.

Farmers National Banc Corp. (the “Company,” “Farmers,” “we,” “our” or “us”), is a financial holding company and was organized as a one-bank holding company in 1983 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Amendments to the BHCA in 1999, allowed for a bank holding company to declare itself a financial holding company and thereby engage in financial activities, including securities underwriting and dealing, insurance agency and underwriting activities, and merchant banking activities.  The Company made the declaration to become a financial holding company in 2016.  For a bank holding company to be eligible to declare itself a financial holding company, all of the depository institution subsidiaries must be well-capitalized and well-managed and have satisfactory or better ratings under the Community Reinvestment Act.  The Company operates principally through its wholly-owned subsidiaries, The Farmers National Bank of Canfield (the “Bank” or “Farmers Bank”), Farmers Trust Company (“Farmers Trust”), and Farmers National Captive, Inc. (“Captive”).  Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Investments or “Farmers Investments”) are wholly-owned subsidiaries of the Bank.  The Company and its subsidiaries operate in the domestic banking, trust, retirement consulting, insurance and financial management industries.

The Company’s principal business consists of owning and supervising its subsidiaries.  Although Farmers directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers.  Farmers and its subsidiaries had 450 full-time equivalent employees at December 31, 2019.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341.  Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.”  Farmers’ business activities are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment.  For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2019, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

The Farmers National Bank of Canfield

On January 7, 2020, the Company completed the acquisition of Maple Leaf Financial, Inc. (“Maple Leaf”), the parent company of Geauga Savings Bank, with branches located in Cuyahoga and Geauga Counties in Ohio.  Additional discussion about the acquisition can be found in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2019, is discussed in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

Farmers Trust Company

During 2009, the Company acquired the Farmers Trust.  Farmers Trust offers a full complement of personal and corporate trust services in the areas of estate settlement, trust administration, employee benefit plans and retirement services.  During 2019, National Associates Inc. was combined with the Farmers Trust entity.  Farmers Trust operates five offices located in Boardman, Canton, Howland, Wooster and Fairview Park, Ohio.

Farmers National Captive, Inc.

Captive was formed during 2016 and is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its subsidiaries.  The Captive pools resources with eleven similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not currently available or economically feasible in today’s insurance market place.  The Captive does not account for a material portion of the revenue and, therefore, will not be discussed individually, but as part of the Company.

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

Dodd-Frank Act - Basel III

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act.  The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets and adjusts the prompt corrective action thresholds.  Community banking organizations, such as the Company and the Bank, became subject to the new rule on January 1, 2015 and certain provisions of the new rule were phased in over the period of 2015 through 2019.

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

•

Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement were phased in beginning on January 1, 2016 at 0.625% and was fully phased in at 2.50% on January 1, 2019.  A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero.  The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter.  The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

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

Various legislation affecting financial institutions and the financial industry will likely continue to be introduced in Congress, and such legislation may further change banking statutes and the operating environment of the Company in substantial and unpredictable ways. It is likely that the Trump Administration and the U.S. Congress will pursue and potentially implement legislative or regulatory changes affecting financial institutions and the financial industry.  In 2018, President Trump signed a bill reforming the Dodd-Frank Act and the Trump Administration has indicated its intent to loosen additional regulations.  Such legislation could change the operating environment for Farmers and its subsidiaries in unpredictable ways, decrease the costs of doing business, expand permissible activities or affect the competitive balance among financial institutions.

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

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer began being phased in on January 1, 2016 and was fully phased in on January 1, 2019.  Basel III requires the Bank to maintain: (i) as a newly adopted international standard, a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer (the “CCB”) (which is added to the 4.5% CET1 ratio as that buffer is phased in, which will effectively result in a minimum ratio of CET1 to risk-weighted assets of 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the CCB (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% on full implementation); (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the CCB (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

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

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF.  These assessments were paid for the Financing Corporation bonds that matured in 2019.

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

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system.  It is likely that the Trump Administration and the U.S. Congress will pursue and potentially implement legislative or regulatory changes affecting financial institutions and the financial industry.  For example, in 2018, President Trump signed a bill reforming the Dodd-Frank Act.  Additional legislation could change the operating environment for Farmers and its subsidiaries in unpredictable ways.  With the enactment and the continuing implementation of the Dodd-Frank Act and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.  Farmers cannot predict the scope and timing of any such future legislation and, if enacted, the effect that it could have on its business, financial condition or results of operations.

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

Our success depends in part on national and local economic, political, and market conditions as well as governmental monetary and other financial policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply, governmental fiscal policies and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.  Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.  If during a period of reduced real estate values we are required to liquidate the collateral securing loans to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.  Moreover, the Financial Accounting Standards Board changed the requirements for establishing the loan loss allowance as detailed in the paragraph describing ASU 2016 – 13 in NOTE 1.  The majority of our loans are to individuals and businesses in Northeast Ohio.  Consequently, further significant declines in the economy in the area could have a material adverse effect on our business, financial condition or results of operations.  It is uncertain when the negative credit trends in our market will reverse, and, therefore, future earnings are susceptible to further declining credit conditions in the market in which we operate.

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

As of December 31, 2019, approximately 61.6% of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans.  Consequently, real estate-related credit risks are a significant concern for us.  The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

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

As of December 31, 2019, approximately 14.1% of our loan portfolio consisted of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.  Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans.  The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.  In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers.  Our primary source of liquidity is our core deposit base, which is raised through our retail branch system.  Core deposits – savings and money market accounts, time deposits less than $250 thousand and demand deposits—comprised approximately 90.3% of total deposits at December 31, 2019.  Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers.  Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $179.2 million at December 31, 2019.  An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

We completed the acquisition of Maple Leaf in January of 2020 and Monitor in 2017.  The successful integration of these acquisitions depends on our ability to manage the operations and personnel of the acquired businesses.  Integrating operations is complex and requires significant efforts and expenses.  Potential difficulties we may encounter as part of the integration process include the following:

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

Changes and uncertainty in tax laws could adversely affect our performance.

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

Farmers National Bank Property

The Bank’s main office is located at 20 and 30 S. Broad St., Canfield, Ohio.  The other locations of Farmers Bank are:

Office Building	40 & 46 S. Broad St., Canfield, Ohio
Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio
Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio
Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio
Colonial Plaza Office	401 E. Main St., Canfield, Ohio
Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio
Salem Office	2424 E. State St., Salem, Ohio
Columbiana Office	340 State Rt. 14, Columbiana, Ohio
Damascus Office	29053 State Rt. 62, Damascus, Ohio
Poland Office	106 McKinley Way W., Poland, Ohio
Niles Office	1 S. Main St., Niles, Ohio
Niles Drive Up	170 E. State St., Niles, Ohio
Girard Office	121 N. State St., Girard, Ohio
Eastwood Office	5845 Youngstown-Warren Rd., Niles, Ohio
Niles Operation Center	51 S. Main St., Niles, Ohio
Canton Office	4518 Fulton Dr. NW, Suite 100, Canton, Ohio
McClurg Road Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio
Wealth Management Bldg.	2 S. Broad St., Canfield, Ohio
Alliance Office	310 W. State St., Alliance, Ohio
Midway Office	7227 E. Lincoln Way, Apple Creek, Ohio
Dalton Office	12 W. Main St., Dalton, Ohio
Calcutta Office	15703 State Rt. 170, Calcutta, Ohio
East Liverpool Office	617 Bradshaw Ave., East Liverpool, Ohio
Kidron Office	4950 Kidron Rd., Kidron, Ohio
Lisbon Office	131 E. Lincoln Way, Lisbon, Ohio
Lodi Office	106 Ainsworth St., Lodi, Ohio
Massillon Office	211 Lincoln Way E., Massillon, Ohio
Mayflower Office	2312 Lincoln Way NW, Massillon, Ohio
Mount Eaton Office	15974 E. Main St., Mount Eaton, Ohio
Orrville Main Office	112 W. Market St., Orrville, Ohio
West High Street Office	1320 W. High St., Orrville, Ohio
Seville Office	4885 Atlantic Dr., Seville, Ohio
Smithville Office	153 E. Main St., Smithville, Ohio
Burbank Road Office	4192 Burbank Rd., Wooster, Ohio
Downtown Wooster Office	305 W. Liberty St., Wooster, Ohio
Midland Office	629 Midland Ave., Midland, Pennsylvania
Beachwood Lending Office	27600 Chagrin Blvd., Suite 300, Woodmere, Ohio
Shreve Office	201 N. Market St., Shreve, Ohio
Beaver Lending Office	501 3rd St., Beaver, Pennsylvania

The Bank owns all locations except the Colonial Plaza, Canton, Alliance, East Liverpool, Fairlawn, and Downtown Wooster offices, and the Beaver and Beachwood lending offices, which are leased.

Farmers Trust Company Property

Farmers Trust operates from five locations owned or leased by the Bank:

Boardman Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio
Canton Office	4518 Fulton Dr. NW, Suite 100, Canton, Ohio
Downtown Wooster Office	305 W. Liberty St., Wooster, Ohio
Fairview Park	22720 Fairview Center Dr., Suite 100, Fairview Park, Ohio

The Bank owns the Boardman and Howland offices and leases space to Farmers Trust. The Canton, Wooster and Fairview Park locations are leased from third parties.

Farmers National Insurance, LLC Property

Farmers Insurance operates from two locations, which are owned by the Bank:

Boardman Office	42 McClurg Rd., Boardman, Ohio
Bowers Group Building	339 N. High St., Cortland, Ohio

Item 3. Legal Proceedings.

In the normal course of business, the Company and its subsidiaries are at times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial.  Although Farmers is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that, based on the information currently available, the legal contingency of the pending settlement described in NOTE-24 is the only matter that requires an accrual be made at December 31, 2019.  It is possible that the ultimate resolution of other matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market.  Farmers had 28,541,285 common shares outstanding and approximately 3,278 holders of record of common shares at March 1, 2020.  The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated.  Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.  Certain limitations and restrictions on the ability of Farmers to continue to pay quarterly dividends are described under the caption “Capital Resources” in Item 7 of this Part II, and under the caption “Dividends and Transactions with Affiliates” in Item 1 of Part I.

Quarter Ended	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
High	$14.98	$15.00	$15.13	$16.50
Low	$11.57	$13.44	$13.25	$14.02
Cash dividends paid per share	$0.09	$0.09	$0.10	$0.10

Quarter Ended	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
High	$15.90	$16.75	$16.90	$15.48
Low	$12.80	$13.56	$14.95	$11.56
Cash dividends paid per share	$0.07	$0.07	$0.08	$0.08

Purchases of Common Shares by Farmers.

On July 30, 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions.  This 2019 Repurchase Program supersedes the Company’s prior share repurchase program initially approved in 2012 authorizing the purchase of up to 920,000 shares of common stock.  The 2019 Repurchase Program may be modified, suspended or terminated by the Company at any time.  There were 201,169 shares repurchased during the course of 2019, and no shares repurchased during 2018 and 2017.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

(Table Dollar Amounts in Thousands except Per Share Data)

For the Years Ending December 31,	2019	2018	2017	2016	2015
Summary of Earnings
Total Interest and Dividend Income (including fees on loans)	$101,986	$91,766	$80,527	$72,498	$53,827
Total Interest Expense	19,608	13,265	6,881	4,378	4,090
Net Interest Income	82,378	78,501	73,646	68,120	49,737
Provision for Loan Losses	2,450	3,000	3,350	3,870	3,510
Noninterest Income	28,602	25,499	24,051	23,244	18,306
Noninterest Expense	65,455	62,717	61,567	59,452	53,979
Income Before Income Taxes	43,075	38,283	32,780	28,042	10,554
Income Taxes	7,315	5,714	10,069	7,485	2,499
NET INCOME	$35,760	$32,569	$22,711	$20,557	$8,055

Per Share Data
Basic Earnings Per Share	$1.29	$1.18	$0.82	$0.76	$0.36
Diluted Earnings Per Share	1.28	1.16	0.82	0.76	0.36
Cash Dividends Paid	0.38	0.30	0.22	0.16	0.12
Book Value at Year-End	10.82	9.44	8.79	7.88	7.35
Tangible Book Value (1)	9.28	7.86	7.14	6.21	5.76

Balances at Year-End
Total Assets	$2,449,158	$2,328,864	$2,159,069	$1,966,113	$1,869,902
Earning Assets	2,268,440	2,076,969	1,998,245	1,819,455	1,735,843
Total Deposits	2,008,964	1,799,720	1,604,719	1,524,756	1,409,047
Short-Term Borrowings	77,050	244,759	289,565	198,460	225,832
Long-Term Borrowings	45,147	6,033	6,994	15,036	22,153
Loans Held for Sale	2,600	1,237	272	355	1,769
Net Loans	1,797,052	1,722,248	1,565,066	1,416,783	1,287,887
Total Stockholders' Equity	299,309	262,320	242,074	213,216	198,047

Average Balances
Total Assets	$2,383,236	$2,230,380	$2,082,447	$1,924,914	$1,482,527
Total Stockholders' Equity	284,759	247,965	228,963	211,408	162,086

Significant Ratios
Return on Average Assets (ROA)	1.50%	1.46%	1.09%	1.07%	0.54%
Return on Average Equity (ROE)	12.56	13.13	9.92	9.72	4.97
Average Earning Assets/Average Assets	92.83	93.01	92.35	91.49	91.91
Average Equity/Average Assets	11.95	11.12	10.99	10.98	10.93
Loans/Deposits	90.17	96.20	98.30	93.63	92.04
Allowance for Loan Losses/Total Loans	0.80	0.78	0.78	0.76	0.69
Allowance for Loan Losses/Nonperforming Loans	228.32	175.81	160.04	132.83	85.96
Efficiency Ratio (Tax equivalent basis)(2)	56.59	57.93	59.66	61.59	75.26
Net Interest Margin	3.82	3.87	3.99	4.01	3.81
Dividend Payout Rate	29.47	25.53	26.47	21.03	33.32
Tangible Common Equity Ratio (3)	10.67	9.56	9.31	8.75	8.50

(1)

Tangible book value per share is a non GAAP measure used by management and others within the financial services industry.  Tangible book value per share is calculated by dividing tangible common equity by the number of average shares outstanding.

(2)	The efficiency ratio is calculated by dividing total noninterest expense by net interest income plus noninterest income.
(3)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, our tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of December 31, 2019, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders’ Equity to Tangible Common Equity

December 31,	2019	2018	2017	2016	2015
Stockholders' Equity	$299,309	$262,320	$242,074	$213,216	$198,047
Less Goodwill and other intangibles	42,645	43,952	45,369	45,154	42,911
Tangible Common Equity	$256,664	$218,368	$196,705	$168,062	$155,136

Reconciliation of Total Assets to Tangible Assets

December 31,	2019	2018	2017	2016	2015
Total Assets	$2,449,158	$2,328,864	$2,159,069	$1,966,113	$1,869,902
Less Goodwill and other intangibles	42,645	43,952	45,369	45,154	42,911
Tangible Assets	$2,406,513	$2,284,912	$2,113,700	$1,920,959	$1,826,991

Acquisitions have occurred during the five year periods represented above that makes comparability difficult.  See Note 2 – Business Combinations and Note 18 – Income Taxes for additional details.  Below are measures that are non GAAP and are presented as additional information for the reader.

Reconciliation of Net Income, Excluding Merger Related Expenses and Deferred Tax Asset Adjustment

December 31,	2019	2018	2017	2016	2015
Net income	$35,760	$32,569	$22,711	$20,557	$8,055
Acquisition related costs - tax equated	167	(158)	283	412	4,831
Deferred tax asset adjustment	0	0	1,793	0	0
Net income - adjusted	35,927	32,411	24,787	20,969	12,886
Average diluted shares outstanding	27,876	27,974	27,619	27,209	22,684
Diluted EPS excluding acquisition costs and deferred tax asset adjustment	$1.29	$1.16	$0.90	$0.77	$0.57

Reconciliation of Return on Average Assets and Average Equity, Excluding Merger Related Expenses and Deferred Tax Asset Adjustment

December 31,	2019	2018	2017	2016	2015
ROA excluding merger related expenses (4)	1.51%	1.45%	1.19%	1.09%	0.87%
ROE excluding merger related expenses (5)	12.62%	13.07%	10.83%	9.92%	7.95%

(4)	Net income - adjusted divided by average assets
(5)	Net income - adjusted divided by average equity

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2019			2018			2017
	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (3) (5)	$1,757,799	$89,517	5.09%	$1,632,541	$80,192	4.91%	$1,493,550	$70,573	4.73%
Taxable securities (2)	190,944	4,840	2.53	202,270	4,928	2.44	213,634	4,899	2.29
Tax-exempt securities (2) (5)	216,586	8,418	3.89	194,302	7,195	3.70	167,824	7,293	4.35
Equity securities (4) (5)	12,057	627	5.20	11,382	652	5.73	10,285	537	5.22
Federal funds sold and other cash	34,948	729	2.09	34,006	644	1.89	37,880	394	1.04
Total earning assets	2,212,334	104,131	4.71	2,074,501	93,611	4.51	1,923,173	83,696	4.35

NONEARNING ASSETS

Cash and due from banks	35,309			33,843			32,696
Premises and equipment	23,859			21,778			22,953
Allowance for Loan Losses	(14,047)			(12,859)			(11,567)
Unrealized gains on securities	5,994			(9,121)			(781)
Other assets (1)	119,787			122,238			115,973
Total Assets	$2,383,236			$2,230,380			$2,082,447

INTEREST-BEARING LIABILITIES

Time deposits	$401,317	$7,847	1.96%	$293,725	$4,210	1.43%	$242,650	$2,565	1.06%
Brokered time deposits	83,311	1,921	2.31	68	2	2.35	0	0	0.00
Savings deposits	410,672	1,285	0.31	465,283	1,015	0.22	521,099	728	0.14
Demand deposits	641,461	5,807	0.91	506,099	2,912	0.58	405,062	1,197	0.30
Short term borrowings	96,145	2,250	2.34	281,063	4,936	1.76	270,949	2,167	0.80
Long term borrowings	23,318	498	2.14	6,491	190	2.93	9,739	224	2.30
Total Interest-Bearing Liabilities	1,656,224	19,608	1.18	1,552,729	13,265	0.85	1,449,499	6,881	0.47

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits	429,289			415,968			390,230
Other Liabilities	12,964			13,718			13,755
Stockholders' equity	284,759			247,965			228,963
Total Liabilities and
Stockholders' Equity	$2,383,236			$2,230,380			$2,082,447

Net interest income and interest rate spread		$84,523	3.53%		$80,346	3.66%		$76,815	3.88%

Net interest margin			3.82%			3.87%			3.99%

(1)	Non-accrual loans and overdraft deposits are included in other assets.
(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)	Interest on loans includes fee income of $4.2 million, $4.1 million and $3.7 million for 2019, 2018 and 2017, respectively, and is reduced by amortization of $2.7 million for all three years.
(4)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(5)

For 2019, adjustments of $414 thousand and $1.7 million were made to tax equate income on tax exempt loans and tax exempt securities.  For 2018, adjustments of $357 thousand and $1.5 million were made to tax equate income on tax exempt loans and tax exempt securities.  For 2017, adjustments of $639 thousand and $2.5 million were made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21% for 2019 and 2018, and 35% for 2017, less disallowances.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2019 change from 2018			2018 change from 2017
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$9,325	$6,153	$3,172	$9,619	$6,568	$3,051
Taxable securities	(88)	(276)	188	29	(4,434)	4,463
Tax-exempt securities	1,223	825	398	(98)	1,151	(1,249)
Equity securities	(25)	39	(64)	115	57	58
Funds sold and other cash	85	18	67	250	(40)	290
Total interest income	$10,520	$6,759	$3,761	$9,915	$3,302	$6,613

Interest Expense
Time deposits	$3,637	$1,542	$2,095	$1,645	$540	$1,105
Brokered time deposits	1,919	2,448	(529)	2	2	0
Savings deposits	270	(119)	389	287	(78)	365
Demand deposits	2,895	779	2,116	1,715	299	1,416
Short term borrowings	(2,686)	(3,248)	562	2,769	81	2,688
Long term borrowings	308	493	(185)	(34)	(75)	41
Total interest expense	$6,343	$1,895	$4,448	$6,384	$769	$5,615

Increase (decrease) in tax equivalent net interest income	$4,177	$4,864	$(687)	$3,531	$2,533	$998

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2019, 2018 and 2017.  Financial information for prior years is presented when appropriate.  The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements and financial statistics appearing elsewhere in this Annual Report on Form 10-K.  Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018.

The Company’s net income totaled $35.8 million during 2019, compared to $32.6 million for 2018.  On a per share basis, diluted earnings per share were $1.28 as compared to $1.16 diluted earnings per share for 2018.  Return on average assets and return on average equity were 1.50% and 12.56%, respectively, for the year ending December 31, 2019, compared to 1.46% and 13.13% for 2018.  The return on average tangible equity, excluding acquisition costs, is a non GAAP measure and decreased from 15.95% in 2018 to 14.88% in 2019.

On January 7, 2020, the Company completed the acquisition of Maple Leaf Financial, Inc. (“Maple Leaf”), the parent company of Geauga Savings Bank, with branches located in Cuyahoga and Geauga Counties in Ohio.  The Company expects the acquisition to increase synergies and cost savings resulting from the combining of the two companies.  The transaction involved both cash and 1,398,229 shares of stock totaling $39.2 million.  Pursuant to the terms of the Merger Agreement, common shareholders of Maple Leaf had the right to receive $640.00 in cash or 45.5948 common shares, without par value, of the Company, subject to an overall limitation of 50% of the Maple Leaf common shares being exchanged for Farmers common shares and 50% exchanged for cash.  Holders of outstanding and unexercised warrants to purchase Maple Leaf Common Shares received an amount in cash equal to the excess of $640.00 over $370.00, the exercise price of such warrants.  As of January 7, 2020, Maple Leaf had total assets of $277.0 million, which included gross loans of $182.1 million, deposits of $183.1 million and equity of $32.1 million.

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

Net Interest Income

Net interest income, the principal source of the Company’s earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  For 2019, taxable equivalent net interest income increased $4.2 million, or 5.2%, from 2018.  Interest-earning assets averaged $2.212 billion during 2019, increasing $137.8 million compared to 2018.  The Company’s interest-bearing liabilities increased 6.7% from $1.553 billion in 2018 to $1.656 billion in 2019.

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

The profit margin, or spread, on invested funds is a key performance measure.  The Company monitors two key performance indicators - net interest spread and net interest margin.  The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.  The net interest spread in 2019 was 3.53%, decreasing from 3.66% in 2018.  The net interest margin represents the overall profit margin – net interest income as a percentage of total interest-earning assets.  This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds.  For 2019, the net interest margin, measured on a fully taxable equivalent basis, decreased to 3.82%, compared to 3.87% in 2018.  The net interest margin, excluding the impact of amortization and accretion from acquisitions, decreased 5 basis point to 3.78% for the year ended December 31, 2019.  The accretion added $75.9 thousand per month during 2019 and will continue over the next several years.

The decrease in net interest margin is mainly due to pressure on decreasing rates as the Federal Reserve Bank continued to cut the federal funds interest rate in 2019.  The federal funds interest rate decreased 3 times for a total of 75 basis points during the year.  Total taxable equivalent interest income was $104.1 million for 2019, which is $10.5 million more than the $93.6 million reported in 2018.  In comparing the years ending December 31, 2019 and 2018, yields on earning assets increased 20 basis points while the cost of interest bearing liabilities increased 33 basis points.  Average loans increased $125.3 million, or 7.7%, in 2019, and the loan yield increased 18 basis points to 5.09%.  Tax equated income from securities, federal funds and other increased $1.2 million, or 8.9%, in 2019.  Farmers saw its yields on these assets increase from 3.04% in 2018 to 3.22% in 2019 and the average balance of investment securities and federal funds sold also increased from $442.0 million in 2018 to $454.5 million in 2019.

The decrease in the federal funds interest rate as mentioned above reduced the cost of short-term borrowings and interest-bearing deposits during 2019.  Total interest expense amounted to $19.6 million for 2019, a 47.8% increase from $13.3 million reported in 2018.  Interest-bearing deposits increased $271.6 million or 21.5% and increases in interest rates paid on deposits resulted in a $8.7 million or 107.1% increase in interest expense on deposit balances.  Other borrowings balances decreased $168.1 million or 58.4% and the interest expense related to these borrowings decreased $2.4 million or 46.4%.  The total cost of interest-bearing deposits and borrowings increased from 0.85% in 2018 to 1.18% in 2019.

Management will continue to evaluate future changes in interest rates and the shape of the treasury yield curve so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.

Noninterest Income

Total noninterest income increased by $3.1 million or 12.2% in 2019.  The increase in noninterest income is due to several factors.  Trust fee income increased from $7.1 million to $7.5 million, representing an increase of $349 thousand or 4.9%, resulting from growth in new customers and an increase in market value of trust assets.  Commissions from the sale of investment products increased $303 thousand or 27.5% during 2019.  Net gains on the sale of loans increased from $2.7 million in 2018 to $4.4 million in 2019, or 63.0%, and insurance agency commissions increased to $2.9 million compared to $2.6 million in 2018.  These increases were offset by a decrease in income from retirement plan consulting fees of $195 thousand and a decrease in security gains of $229 thousand.  The Bank and the Company expect noninterest income to increase during 2020 as management continues to focus on growing the various sources of noninterest income.

Noninterest Expenses

Noninterest expense for 2019 was $65.5 million, compared to $62.7 million in 2018, representing an increase of $2.7 million, or 4.4%.  Most of the increase was from salaries and employee benefits, which grew $1.2 million or 3.3%, mainly due to merit increases in salaries.  Other operating expenses increased by $628 thousand and merger related expenses increased by $352 thousand.  The Company also incurred $505 thousand in litigation expense that is not expected in future years.  These increases were offset by a drop in FDIC insurance of $568 thousand and telephone and data expense of $113 thousand.  Excluding expenses related to acquisition activities, noninterest expenses measured as a percentage of average assets decreased from 2.82% in 2018 to 2.75% in 2019.

The Company’s tax equivalent efficiency ratio for the twelve-month period ended December 31, 2019 was 56.59%, compared to 57.93% for the same period in 2018.  The main factors leading to the improvement in the efficiency ratio was the increase in net interest income and noninterest income, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraph.  The efficiency ratio is calculated as follows: non-interest expense divided by the sum of tax equivalent net interest income plus non-interest income, excluding security gains and losses and intangible amortization.  This ratio is a measure of the expense incurred to generate a dollar of revenue.  Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes

Income tax expense totaled $7.3 million for 2019 and $5.7 million in 2018.  Income taxes are computed using the appropriate effective tax rates for each period.  The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income.  The effective income tax rate was 17.0% for 2019 and 14.9% for 2018.  The increased effective tax rate is due to income tax liability adjustments.  We anticipate that the effective rate in 2020 will be in the range of 15% to 17%.  Refer to Note 18 to the consolidated financial statements for additional information regarding the effective tax rate.

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

Income Taxes

Income tax expense totaled $5.7 million for 2018 and $10.1 million in 2017.  Income taxes are computed using the appropriate effective tax rates for each period.  The decrease in the current year tax expense is primarily attributable to the previously mentioned reduction in the corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act.  The income tax expense of $10.1 million in 2017 was also impacted by the $1.8 million adjustment increase to income tax expense as a result of the write-down of the Company’s deferred tax asset from 35% to 21%.  The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income.  The effective income tax rate was 14.9% for 2018 and 30.7% for 2017.  We anticipate that the effective rate in 2019 will be in the range of 15% to 16%.  Refer to Note 18 to the consolidated financial statements for additional information regarding the effective tax rate.

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

Along with its liquid assets, Farmers has additional sources of liquidity available which help to insure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at two major domestic banks.  At December 31, 2019, Farmers had not borrowed against these lines of credit.  Management feels that its liquidity position is more than adequate and will continue to monitor the position on a monthly basis.  The Company also has additional borrowing capacity with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Company views its membership in the FHLB as a solid source of liquidity.  As of December 31, 2019, the Bank is eligible to borrow an additional $460 million from the FHLB under various fixed rate and variable rate credit facilities.  Advances outstanding from the FHLB at December 31, 2019 amounted to $117.8 million.

Farmers’ primary investing activities are originating loans and purchasing securities.  During 2019, net cash used by investing activities amounted to $93.1 million, compared to $179.3 million used in 2018.  The reduction was mainly the result of less cash used for lending activities.  Net increases in loans were $77.5 million in 2019, compared to $160.2 million in 2018.  The cash used by lending activities during 2019 can be attributed to the activity in the commercial real estate, commercial and industrial, residential real estate, and agricultural loan portfolios.  Purchases of securities available for sale were $83.0 million in 2019, compared to $69.2 million in 2018, and proceeds from maturities and sales of securities available for sale were $33.4 million in 2019, compared to $16.2 million in 2018.

Farmers’ primary financing activities are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $67.2 million for 2019, compared to $139.6 million in 2018.  The majority of this decrease can be attributed to the net change in short-term borrowings.  The increase in deposits was $209.2 million in 2019 compared to an increase of $195 million in 2018.  Short-term borrowings decreased $167.7 million in 2019 compared to $44.8 million in 2018.  The decrease in short-term borrowings is mainly a result of the growth in deposit balances, which allowed the Company to pay down short-term Federal Home Loan Bank Advances during the year.

Loan Portfolio

Maturities and Sensitivities of Loans to Interest Rates

The following schedule shows the composition of loans and the percentage of loans in each category at the dates indicated. Balances include unamortized loan origination fees and costs.

Years Ended December 31,	2019		2018		2017		2016		2015
Commercial Real Estate	$615,521	34.0%	$578,181	33.3%	$512,502	32.5%	$445,966	31.2%	$408,534	31.5%
Commercial	255,458	14.1	244,742	14.1	219,973	13.9	204,359	14.3	199,457	15.4
Residential Real Estate	499,301	27.6	492,133	28.4	468,884	29.7	430,195	30.1	394,582	30.4
Consumer	214,998	11.9	221,795	12.8	212,935	13.5	218,100	15.3	185,077	14.3
Agricultural	226,261	12.4	198,989	11.4	163,087	10.4	129,015	9.1	109,215	8.4
Total Loans	$1,811,539	100.0%	$1,735,840	100.0%	$1,577,381	100.0%	$1,427,635	100.0%	$1,296,865	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for commercial, commercial real estate and agricultural loans listed above as of December 31, 2019:

Types of Loans	1 Year or less	1 to 5 Years	Over 5 Years
Commercial	$79,192	$135,844	$40,422
Commercial Real Estate	$16,909	$181,938	$416,674
Agricultural	$26,666	$38,778	$160,817

The amounts of commercial, commercial real estate and agricultural loans as of December 31, 2019, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$90,617	$616,570	$707,187
Fixed Rates of Interest	32,150	357,903	390,053
Total Loans	$122,767	$974,473	$1,097,240

Total loans were $1.8 billion at year-end 2019, compared to $1.7 billion at year-end 2018.  Loans grew 4.4% organically during the past twelve months.  The increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  Most of the increase in loans has occurred in the commercial real estate, agricultural, residential real estate and commercial loan portfolios.  Loans comprised 79.5% of the Bank’s average earning assets in 2019, compared to 78.7% in 2018.  The product mix in the loan portfolio includes commercial loans comprising 14.1%, residential real estate loans 27.6%, commercial real estate loans 34.0%, consumer loans 11.9% and agricultural loans 12.4% at December 31, 2019, compared with 14.1%, 28.4%, 33.3%, 12.8% and 11.4%, respectively, at December 31, 2018.

Loans contributed 86.0% of total taxable equivalent interest income in 2019 and 85.7% in 2018.  Loan yields were 5.09% in 2019, 38 basis points greater than the average rate for total earning assets.  Management recognizes that while the loan portfolio holds some of the Bank’s’ highest yielding assets, it is inherently the most risky portfolio.  Accordingly, management attempts to balance credit risk versus return with conservative credit standards.  Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process.  To minimize risks associated with changes in the borrower’s future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral. Commercial loans at December 31, 2019 increased 4.4% from year-end 2018 with outstanding balances of $255.5 million.  The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank.  The mix is diverse, covering a wide range of borrowers, business types and local municipalities.  The Bank monitors and controls concentrations within a particular industry or segment of the economy.  These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Residential real estate mortgage loans increased 1.5% to $499.3 million at December 31, 2019, compared to $492.1 million in 2018.  Farmers originated both fixed rate and adjustable rate mortgages during 2019.  Fixed rate terms are generally limited to fifteen-year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial real estate loans increased from $578.2 million at December 31, 2018 to $615.5 million at December 31, 2019, an increase of $37.3 million or 6.5%.  The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate.  These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers.

The growth in the commercial and commercial real estate loan portfolios was consistent with the improvements in the local economy.  Several new projects announced in the Company’s market area, along with relatively decreased levels of unemployment have led small business owners to expand or make additional investments in their operations.

Agricultural loans increased from $199.0 million in 2018 to $226.3 million in 2019, an increase of $27.3 million or 13.7%.  The Company’s agricultural loan portfolio contains a diverse mix of dairy, crops, land, poultry and cattle loans.

Summary of Loan Loss Experience

The following is an analysis of the allowance for loan losses for the periods indicated:

Years Ended December 31,	2019	2018	2017	2016	2015
Balance at Beginning of Year	$13,592	$12,315	$10,852	$8,978	$7,632
Charge-Offs:
Commercial Real Estate	(45)	0	(207)	(349)	(536)
Commercial	(200)	(220)	(375)	(245)	(290)
Residential Real Estate	(400)	(318)	(162)	(188)	(320)
Consumer	(1,702)	(2,318)	(2,542)	(2,019)	(2,058)
Total Charge-Offs	(2,347)	(2,856)	(3,286)	(2,801)	(3,204)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	4	126	592	15	130
Commercial	13	190	66	45	9
Residential Real Estate	58	148	100	112	122
Consumer	717	669	641	633	779
Total Recoveries	792	1,133	1,399	805	1,040
Net Charge-Offs	(1,555)	(1,723)	(1,887)	(1,996)	(2,164)
Provision For Loan Losses	2,450	3,000	3,350	3,870	3,510
Balance at End of Year	$14,487	$13,592	$12,315	$10,852	$8,978
Ratio of Net Charge-offs to Average Loans Outstanding	0.09%	0.10%	0.13%	0.15%	0.22%
Allowance for Loan Losses/Total Loans	0.80	0.78	0.78	0.76	0.69

Provisions charged to operations amounted to $2.5 million in 2019, compared to $3.0 million in 2018, a decrease of $550 thousand.  The smaller provision for the current year was mainly a result of higher loan loss quarters rolling off the loss history period used in calculation and lower levels of net charge-offs in the current year.  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.   Net charge-offs for the year ended December 31, 2019 were $1.6 million, $168 thousand or 9.8% less than net charge-offs for the year ended December 31, 2018.  The allowance for loan losses to total loans increased to 0.80% at December 31, 2019 compared to 0.78% at December 31, 2018.  When the acquired loans from previous mergers are excluded the ratio is 0.90% at December 31, 2019 and 0.92% at December 31, 2018, and compares similarly with the periods prior to 2016 presented in the above table.  Additionally, when loans collectively evaluated for impairment, which excludes acquired loans, are compared to the allowance for loan losses for loans collectively evaluated for impairment the ratio is 0.89% for the year ended December 31, 2019, compared to 0.96% for the year ended December 31, 2018.  Nonperforming loans to total loans decreased from 0.45% at December 31, 2018 to 0.35% at December 31, 2019.

With the adoption of ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 the Company had completed the process of implementation and the process of testing the system.  The Company then recorded the onetime adjustment to equity, on January 1, 2020, to comply with the ASU adoption, in the amount of $2.5 million which increased the allowance for loan losses by 17%.  Management does not expect this amount to change during the first quarter of 2020 but retains the option to make adjustments if new information becomes available.

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

The allowance for loan losses increased $895 thousand during the year.  Aside from the various credit quality metrics discussed above, another reason for the increase in the current year allowance for loan losses was an increase in the size of the loan portfolio.  Loan growth in 2019 amounted to 4.4%.

At December 31, 2019, commercial loans collectively evaluated for impairment totaled $290.0 million with an allowance allocation of $2.3 million compared to commercial loans collectively evaluated for impairment of $264.2 million with an allowance for loan losses of $2.1 million at December 31, 2018.  The commercial loan portfolio experienced a provision of $417 thousand, compared to a $112 thousand provision in 2018.  Impaired loans are carried at the fair value of the underlying collateral, less estimated disposition costs, if repayment of the loan is expected to be solely dependent on the sale of the collateral.  Otherwise, impaired loans are carried at the present value of expected cash flows.

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

The ratio of the allowance for loan losses to non-performing loans at December 31, 2019 improved to 228.32%, compared to 175.81% at December 31, 2018.  Increases in nonaccrual loans in the commercial loan and consumer loan portfolios were offset by decreases in the residential real estate, agricultural and commercial real estate loan portfolios.  The balance in the allowance for loan losses increased in 2019, with the increased loan portfolio size, to $14.5 million compared to $13.6 million in 2018.

Nonperforming Assets
December 31,	2019	2018	2017	2016	2015
Nonaccrual loans:
Commercial Real Estate	$108	$422	$717	$1,410	$3,803
Commercial	1,169	946	1,192	1,361	1,609
Residential Real Estate	2,801	4,166	4,038	2,636	3,116
Consumer	858	495	660	396	457
Agricultural	542	736	56	686	73
Total Nonaccrual Loans	$5,478	$6,765	$6,663	$6,489	$9,058
Loans Past Due 90 Days or More	867	966	1,032	1,681	1,387
Total Nonperforming Loans	$6,345	$7,731	$7,695	$8,170	$10,445

Other Real Estate Owned	19	0	171	482	942
Total Nonperforming Assets	$6,364	$7,731	$7,866	$8,652	$11,387

Loans modified in troubled debt restructurings	$4,597	$5,520	$4,980	$7,007	$9,325
TDRs included in Nonaccrual Loans	$2,673	$2,997	$2,624	$3,113	$4,733
Percentage of Nonperforming Loans to Total Loans	0.35%	0.45%	0.49%	0.57%	0.81%
Percentage of Nonperforming Assets to Total Assets	0.26%	0.33%	0.36%	0.44%	0.61%
Loans Delinquent 30-89 days	11,893	8,877	10,191	12,746	9,129
Percentage of Loans Delinquent 30-89 days to Total Loans	0.66%	0.51%	0.65%	0.89%	0.70%

The Company has forgone interest income of approximately $392 thousand from nonaccrual loans as of December 31, 2019 that would have been earned, over the life of the loans, if all loans had performed in accordance with their original terms.

Net charge-offs as a percentage of average loans outstanding decreased from 0.10% for 2018 to 0.09% for 2019 as a result of the larger loan portfolio and improved loan quality.  Net charge-offs decreased from $1.7 million in 2018 to $1.6 million in 2019.  An increase in gross charge-offs was experienced in the residential real estate loan and commercial real estate loan portfolios of $82 thousand and $45 thousand, but that was offset by decreases in the commercial and consumer loan portfolios of $20 thousand and $616 thousand, respectively.

The following table summarizes the Company’s allocation of the allowance for loan losses for the past five years:

December 31,	2019		2018		2017		2016		2015
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial Real Estate	$5,843	43.6%	$5,036	42.1%	$4,260	40.0%	$3,577	37.4%	$3,127	37.5%
Commercial	2,323	16.9	2,093	16.8	2,011	16.8	1,874	17.2	1,373	17.8
Residential Real Estate	2,875	27.6	2,837	28.3	2,521	29.7	2,205	30.1	1,845	30.4
Consumer	2,710	11.9	2,963	12.8	2,848	13.5	2,766	15.3	2,160	14.3
Unallocated	736	0	663	0	675	0	430	0	473	0
	$14,487	100.0%	$13,592	100.0%	$12,315	100.0%	$10,852	100.0%	$8,978	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2019 occurred in the same proportions or that the allocation indicates future charge-off trends.  The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios.  In previous years, the indirect installment loan category has represented the largest percentage of loan losses.  The consumer loan category represents approximately 11.9% of total loans and in 2019, the gross charge-offs accounted for 72.5% of the losses of the entire loan portfolio.  For the commercial loan category, which represents 14.1% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications.  The gross charge-offs in the commercial loan portfolio, was $200 thousand for 2019.

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

As of December 31, 2019, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans.  As of that date, there were also no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The investment securities portfolio increased $30.8 million in 2019.  This increase is a result of asset growth in 2019 and maintaining the security portfolio at a constant level, as a percentage of total assets.  The Company’s investment strategy is to maintain a diverse investment security portfolio with a higher concentration in tax-free municipal securities and mortgage-backed securities that are issued by U.S. Government sponsored enterprises.  Farmers sold $33.4 million in securities in 2019, resulting in net security losses of $11 thousand.  Farmers recognized market appreciation on faster paying mortgage-backed securities and recognized losses on lower rated municipal securities, and reinvested in new mortgage-backed securities and higher rated municipal securities to further diversify the securities portfolio.  During 2014, the Company created the Investment subsidiary to hold municipal securities and take advantage of more favorable tax treatment.  At December 31, 2019, the Investment entity had a balance of $117.5 million in general market tax-free municipal securities.

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

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

Type

December 31,	2019	2018
U.S. Treasury securities	$1,297	$1,447
U.S. government sponsored enterprise debt securities	2,514	4,562
Mortgage-backed securities - residential and collateralized mortgage obligations	159,257	171,119
Small Business Administration	6,480	11,930
Obligations of states and political subdivisions	261,425	211,944
Corporate bonds	1,260	1,188
Equity securities	594	495
Other investments measured at net asset value	7,315	6,635
Total securities	$440,142	$409,320

A summary of debt securities held at December 31, 2019 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

Type and Maturity Grouping	December 31, 2019
	Fair Value	Weighted Average Yield (1)
U.S. Treasury securities
Maturing within one year	$250	2.59%
Maturing after one year but within five years	681	1.92%
Maturing after five years but within ten years	366	2.54%
Total U.S. Treasury securities	$1,297	2.35%

U.S. government sponsored enterprise debt securities
Maturing within one year	$200	1.60%
Maturing after one year but within five years	1,711	1.81%
Maturing after five years but within ten years	402	2.46%
Maturing after ten years	201	3.15%
Total U.S. government sponsored enterprise debt securities	$2,514	2.25%

Mortgage-backed securities - residential and collateralized mortgage obligations (2)
Maturing within one year	$26,612	2.51%
Maturing after one year but within five years	70,169	2.52%
Maturing after five years but within ten years	40,140	2.60%
Maturing after ten years	22,336	2.74%
Total mortgage-backed securities	$159,257	2.59%

Small Business Administration
Maturing within one year	$1	1.92%
Maturing after one year but within five years	4,297	2.19%
Maturing after five years but within ten years	2,182	1.88%
Total small business administration	$6,480	1.99%

Obligations of states and political subdivisions
Maturing within one year	$6,123	3.17%
Maturing after one year but within five years	32,606	2.95%
Maturing after five years but within ten years	185,580	3.05%
Maturing after ten years	37,116	3.11%
Total obligations of states and political subdivisions	$261,425	3.07%

Corporate bonds
Maturing within one year	$201	1.99%
Maturing after one year but within five years	838	2.62%
Maturing after five years but within ten years	221	2.82%
Total other securities	$1,260	2.47%

(1)

The weighted average yield has been computed by dividing the total contractual interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding.  The weighted average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis.  The amounts of adjustments to interest which are based on the statutory tax rate of 21% were $41 thousand, $202 thousand, $1.2 million and $242 thousand for the four ranges of maturities.

(2)	Payments based on contractual maturity.

Premises and Equipment

Premises and equipment had a net increase of $2.6 million in 2019 as a result of additions of $1.5 million, disposals of $488 thousand and depreciation of $1.5 million. In accordance with ASU 2016-02, $3.1 million in net lease obligations were capitalized and added to premises and equipment as well.

Deposits

Deposits represent the Company’s principal source of funds.  The deposit base consists of demand deposits, savings, money market accounts and other time deposits, including $84.1 million in brokered time deposits which were added for the first time in 2018.  Brokered deposits were added as an additional way to control and reduce the Company’s cost of funds.  During the year, the Company’s average total deposits increased from $1.681 billion in 2018 to $1.966 billion in 2019, representing an increase of 16.9%.  Noninterest demand deposits increased $13.3 million in 2019.  Average interest bearing demand deposits increased $135.4 million, which was offset by a decrease in savings deposits of $54.6 million since December 31, 2018.  Average time deposits increased $107.6 million in 2019.  The Company’s focus is on core deposit growth and Farmers will continue to price deposit rates to remain competitive within the market and to retain customers.  At December 31, 2019, core deposits – savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 90.3% of total deposits.

Bank Owned Life Insurance

Farmers’ owns bank owned life insurance policies on the lives of certain members of management.  The purpose of this investment is to help fund the costs of employee benefit plans.  The cash surrender value of these policies was $35.5 million at December 31, 2019, compared to $34.8 million at December 31, 2018.

Borrowings

Average short-term borrowings decreased $184.9 million or 65.8% since December 31, 2018 as a result of using brokered time deposits in place of more expensive FHLB borrowings.  Additional organic deposits, as discussed above, helped reduced the need for the short-term borrowings.  Average long-term borrowings increased $16.8 million as maturing short-term FHLB advances were refinanced to capitalize on the favorable long-term interest rates.  See Note 12 and 13 within Item 8 of this Annual report on Form 10-K for additional detail.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2019, the Company’s significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments.  Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments
12/31/2019
	Note
	Ref.	2020	2021	2022	2023	2024	Thereafter
Deposits without maturity		$1,514,344
Certificates of deposit and brokered time deposits	11	288,872	$126,032	$15,057	$17,686	$41,526	$5,447
Repurchase agreements	12	1,698
Short-term borrowed funds	12	350
Short-term FHLB advances	12	75,000
Long-term borrowings	13	922	792	729	398	0	42,306
Leases	9	590	592	474	419	248	1,416

There is also a $980 thousand additional commitment to SBIC investment funds over the next several years.  The payments have no predetermined due dates at year end 2019.  Note 13 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements.  Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

At December 31, 2019, the Company did not engage in derivatives or hedging contracts that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet.  Management’s policy is to not engage in derivatives contracts for speculative trading purposes.  The Company does utilize interest-rate swaps as a way of helping manage interest rate risk and not as derivatives for trading purposes.  See Note 22 within Item 8 of this Annual report on Form 10-K for additional detail.

Capital Resources

Total Stockholders’ Equity increased 14.1% from $262.3 million at December 31, 2018 to $299.3 million in 2019.  The increase is due to the net income addition to retained earnings less the amount of dividends paid.  During the year, shareholders received a total of $0.38 per share cash dividends paid in the past four quarters, a 26.7% increase compared to the $0.30 cash dividends per share paid in 2018.  Book value increased 4.1% from $9.44 per share at December 31, 2018 to $10.82 per share at December 31, 2019.  The Company’s tangible book value also increased from $7.86 per share at December 31, 2018 to $9.28 per share at December 31, 2019, an increase of 16.6%.

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC.  The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined).  Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators.  At December 31, 2019, under the new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III), Farmers Bank and Farmers are required to have minimum capital ratios.  Actual and minimum ratios are detailed in Note 16 of the Consolidated Financial Statements.  Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2019 and 2018.  At year-end 2019 and 2018, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies.  U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired.  The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace.  The goodwill value is supported by revenue that is in part driven by the volume of business transacted.  A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.  U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information.  At December 31, 2019, on a consolidated basis, Farmers had intangibles of $4.4 million subject to amortization and $38.2 million of goodwill, which was not subject to periodic amortization.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2018 and 2019 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

	2019	2018	ALCO
Changes In Interest Rate (basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	5.8%	1.8%	-15%
+200	4.0%	1.6%	-10%
+100	2.1%	0.9%	-5%
-100	-4.4%	-3.0%	-5%
Net Present Value Of Equity Change
+300	21.6%	15.2%	-20%
+200	19.0%	11.8%	-15%
+100	12.6%	8.2%	-10%
-100	-19.7%	-16.6%	-10%

It should be noted that at December 31, 2019 and 2018, the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at December 31, 2019 and 2018.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

CliftonLarsonAllen LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report dated March 5, 2020.

/s/ Kevin J. Helmick	/s/ Carl D. Culp
Kevin J. Helmick	Carl D. Culp
President and Chief Executive Officer	Senior Executive Vice President and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Farmers National Banc Corp.

Canfield, OH

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Farmers National Banc Corp. (the "Company") as of December 31, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

We have served as the Company’s auditor since 2019.

Toledo, OH

March 5, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

Farmers National Banc Corp.

Canfield, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Farmers National Banc Corp. (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/Crowe LLP

Crowe LLP

We served as the Company’s auditor from 2003 through 2018.

Cleveland, Ohio

March 5, 2019

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2019	2018
ASSETS
Cash and due from banks	$23,229	$18,042
Federal funds sold and other	47,531	39,884
TOTAL CASH AND CASH EQUIVALENTS	70,760	57,926

Securities available for sale	432,233	402,190
Equity securities	7,909	7,130
Loans held for sale	2,600	1,237
Loans	1,811,539	1,735,840
Less allowance for loan losses	14,487	13,592
NET LOANS	1,797,052	1,722,248

Premises and equipment, net	23,817	21,211
Goodwill	38,201	38,201
Other intangibles, net	4,444	5,751
Bank owned life insurance	35,527	34,758
Other assets	36,615	38,212
TOTAL ASSETS	$2,449,158	$2,328,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$434,126	$421,950
Interest-bearing	1,490,763	1,352,770
Brokered time deposits	84,075	25,000
TOTAL DEPOSITS	2,008,964	1,799,720

Short-term borrowings	77,050	244,759
Long-term borrowings	45,147	6,033
Other liabilities	18,688	16,032
TOTAL LIABILITIES	2,149,849	2,066,544

Commitments and contingent liabilities (Note 14)

Stockholders' equity
Common Stock - Authorized 50,000,000 shares in 2019 and 2018; issued 28,179,598 in 2019 and 2018	186,345	186,163
Retained earnings	108,851	83,630
Accumulated other comprehensive income (loss)	9,826	(4,030)
Treasury stock, at cost; 508,859 shares in 2019 and 387,697 shares in 2018	(5,713)	(3,443)
TOTAL STOCKHOLDERS' EQUITY	299,309	262,320
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,449,158	$2,328,864

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2019	2018	2017
INTEREST AND DIVIDEND INCOME
Loans, including fees	$89,103	$79,835	$69,934
Taxable securities	4,840	4,928	4,899
Tax exempt securities	6,687	5,707	4,763
Dividends	627	652	537
Federal funds sold and other interest income	729	644	394
TOTAL INTEREST AND DIVIDEND INCOME	101,986	91,766	80,527

INTEREST EXPENSE
Deposits	16,860	8,139	4,490
Short-term borrowings	2,250	4,936	2,167
Long-term borrowings	498	190	224
TOTAL INTEREST EXPENSE	19,608	13,265	6,881
NET INTEREST INCOME	82,378	78,501	73,646
Provision for loan losses	2,450	3,000	3,350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	79,928	75,501	70,296

NONINTEREST INCOME
Service charges on deposit accounts	4,514	4,254	4,077
Bank owned life insurance income, including death benefits	818	881	831
Trust fees	7,475	7,126	6,431
Insurance agency commissions	2,919	2,621	2,407
Security gains, including change in fair value for equity securities	42	271	4
Retirement plan consulting fees	1,489	1,684	1,857
Investment commissions	1,406	1,103	919
Net gains on sale of loans	4,386	2,729	3,066
Debit card and EFT fees	3,522	3,351	3,089
Other operating income	2,031	1,479	1,370
TOTAL NONINTEREST INCOME	28,602	25,499	24,051

NONINTEREST EXPENSE
Salaries and employee benefits	37,172	35,976	34,759
Occupancy and equipment	6,649	6,478	6,292
State and local taxes	1,826	1,887	1,663
Professional fees	3,122	2,856	2,891
Merger related costs (income)	197	(155)	888
Advertising	1,736	1,559	1,527
FDIC insurance	331	899	869
Intangible amortization	1,306	1,418	1,494
Core processing charges	3,370	3,073	2,880
Telephone and data	948	1,061	973
Other operating expenses	8,798	7,665	6,950
TOTAL NONINTEREST EXPENSE	65,455	62,717	61,186
INCOME BEFORE INCOME TAXES	43,075	38,283	33,161

INCOME TAXES	7,315	5,714	10,450
NET INCOME	$35,760	$32,569	$22,711

EARNINGS PER SHARE:
Basic	$1.29	$1.18	$0.82
Diluted	$1.28	$1.16	$0.82

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2019	2018	2017
NET INCOME	$35,760	$32,569	$22,711

Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	17,513	(5,343)	5,107
Reclassification adjustment for (gains) losses realized in income	11	(283)	(4)
Net unrealized holding gains (losses)	17,524	(5,626)	5,103
Income tax effect	(3,668)	1,169	(1,786)
Unrealized holding gains (losses), net of reclassification and tax	13,856	(4,457)	3,317

Change in funded status of post-retirement health plan	0	0	(55)
Income tax effect	0	0	19
Change in funded status of post-retirement health plan, net of tax	0	0	(36)

Other comprehensive income (loss), net of tax	13,856	(4,457)	3,281

TOTAL COMPREHENSIVE INCOME	$49,616	$28,112	$25,992

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2019	2018	2017
COMMON STOCK
Balance at beginning of year	$186,163	$186,903	$178,317
Issued 80,007 in 2019, 247,853 in 2018 and 18,928 in 2017 treasury shares under the Long Term Incentive Plan	(1,203)	(2,415)	(133)
Issued 465,787 in 2017 as part of a business combination	0	0	6,358
Stock compensation expense for unvested shares	1,385	1,675	2,361
Balance at end of year	186,345	186,163	186,903

RETAINED EARNINGS
Balance at beginning of year	83,630	59,208	42,547
Cumulative effect adjustment upon adoption of ASU 2016-01	0	169	0
Beginning balance adjusted	83,630	59,377	42,547
Net income	35,760	32,569	22,711
Decrease as a result of shares issued under the Long Term Incentive Plan	0	0	(5)
Increase as a result of a contingent payment as part of a business combination	0	0	73
Reclassification of disproportionate tax effects	0	0	(106)
Dividends declared: $0.38 cash dividends per share in 2019, $0.30 per share in 2018 and $0.22 per share in 2017	(10,539)	(8,316)	(6,012)
Balance at end of year	108,851	83,630	59,208

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(4,030)	596	(2,791)
Cumulative effect adjustment upon adoption of ASU 2016-01	0	(169)	0
Beginning balance adjusted	(4,030)	427	(2,791)
Reclassification of disproportionate tax effects	0	0	106
Other comprehensive income (loss)	13,856	(4,457)	3,281
Balance at end of year	9,826	(4,030)	596

TREASURY STOCK, AT COST
Balance at beginning of year	(3,443)	(4,633)	(4,857)
Issued 11,669 shares in contingent payments as part of a business combination	0	0	85
Issued 125,517, 324,978 and 18,928 shares in 2019, 2018 and 2017 under the Long Term Incentive Plan	1,203	2,415	139
Purchased 201,169 shares in 2019	(2,842)	0	0
Retained 45,510 and 77,125 shares in 2019 and 2018 to cover tax withholdings under the Long Term Incentive Plan	(631)	(1,225)	0
Balance at end of year	(5,713)	(3,443)	(4,633)
TOTAL STOCKHOLDERS' EQUITY AT END OF YEAR	$299,309	$262,320	$242,074

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,760	$32,569	$22,711
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,450	3,000	3,350
Depreciation and amortization	2,839	2,991	3,139
Net amortization of securities	2,323	2,798	1,823
Available for sale security loss (gains)	11	(283)	(4)
Realized and unrealized (gains) losses on equity securities	(53)	12	0
Loss on land and building sales, net	26	0	53
Stock compensation expense	1,385	1,675	2,361
Loss (gains) on sale of other real estate owned	45	(16)	20
Earnings on bank owned life insurance	(818)	(881)	(831)
Loss on fixed asset disposal	12	0	0
Origination of loans held for sale	(75,568)	(79,007)	(56,810)
Proceeds from loans held for sale	78,591	80,771	59,959
Net gains on sale of loans	(4,386)	(2,729)	(3,066)
Net change in other assets and liabilities	(3,856)	(911)	(2,139)
NET CASH FROM OPERATING ACTIVITIES	38,761	39,989	30,566

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	35,583	37,012	43,104
Proceeds from sales of securities available for sale	33,424	16,162	54,497
Purchases of securities available for sale	(83,049)	(69,241)	(114,600)
Proceeds from sale of equity securities	1,302	79	0
Purchases of equity securities	(1,939)	(1,642)	0
Purchases of restricted stock	0	(1,246)	(842)
Redemption of restricted stock	8	0	0
Loan originations and payments, net	(77,554)	(160,204)	(132,597)
Proceeds from sale of other real estate owned	236	209	643
Proceeds from BOLI death benefits	49	0	0
Purchase of bank owned life insurance	0	0	(3,000)
Proceeds from land and building sales	252	0	439
Additions to premises and equipment	(1,458)	(450)	(956)
Net cash received in business combinations	0	0	16,203
NET CASH FROM INVESTING ACTIVITIES	(93,146)	(179,321)	(137,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	209,244	195,001	45,377
Net change in short-term borrowings	(167,709)	(44,806)	91,105
Repayments of long-term borrowings	(935)	(1,010)	(8,091)
Proceeds from long term borrowings	40,000	0	0
Cash dividends paid	(10,539)	(8,316)	(6,012)
Repurchase of common shares	(2,842)	(1,225)	0
NET CASH FROM FINANCING ACTIVITIES	67,219	139,644	122,379
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,834	312	15,836

Beginning cash and cash equivalents	57,926	57,614	41,778
Ending cash and cash equivalents	$70,760	$57,926	$57,614

Supplemental cash flow information:
Interest paid	$19,529	$12,906	$6,754
Income taxes paid	$6,450	$7,300	$8,800

Supplemental noncash disclosures:
Transfer of loans and property to other real estate owned	$300	$22	$279
Issuance of stock for business combinations	$0	$0	$6,358
Issuance of stock awards	$1,203	$2,415	$139
Security purchases not settled	$812	$1,642	$0
Contingent consideration for business combination	$0	$180	$85

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts in Thousands except Per Share Data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. and its wholly-owned subsidiaries, The Farmers National Bank of Canfield (“Bank” or “Farmers Bank”), Farmers Trust Company (“Farmers Trust”) and Farmers National Captive, Inc. (“Captive”).  The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Farmers Investments”).  The Company acquired Monitor Bancorp, Inc. (“Monitor”), the holding company of Monitor Bank in 2017 and consolidated the activity within the Bank.  Together all entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Corporate Reorganization:  During 2019, Trust acquired all shares of National Associates, Inc. (“NAI”) from the Company through a corporate reorganization.  The Company was the sole shareholder of Trust and NAI before the reorganization.  The entities were combined into one reporting unit and one operating segment and began reporting as one unit, for both internal and external reports, during the third quarter of 2019.  The combination is in concert with the Company’s plan to increase efficiencies within the different business lines.

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through the Bank.  As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  The primary area served by the Bank is the northeastern region of Ohio through thirty nine (39) locations and two-branch locations in southwestern Pennsylvania.  The Company provides trust services and retirement consulting services through its Farmers Trust subsidiary and insurance services through the Bank’s Insurance subsidiary.  Farmers Trust has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions.  The primary purpose of Farmers Investments is to invest in municipal securities.  Captive provides property and casualty insurance coverage to the Company and its subsidiaries.  Captive pools resources with eleven similar insurance subsidiaries of financial institutions to spread a limited amount of risk among the pool members and to provide insurance where not currently available or economically feasible in today’s insurance market place.

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

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer.  However, most of the Company’s business activity is with customers located within Northeastern Ohio.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of a nine county area.  Loans secured by real estate represent 61.6% of the total portfolio and changes related to the real estate markets are monitored by management.

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

All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.  Servicing assets are evaluated for impairment based upon the fair value of the assets compared to carrying amount.  Any impairment is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.  There was no valuation allowance impairment against servicing assets as of December 31, 2019 or 2018.

Servicing fee income is recorded when earned for servicing loans based on a contractual percentage of the outstanding principal or a fixed amount per loan.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  Servicing fees, late fees and ancillary fees related to loan servicing are not considered significant for financial reporting.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  These assets are recorded in other assets on the balance sheets as other real estate owned (“OREO”).  OREO totaled $19 thousand at December 31, 2019 and $0 at December 31, 2018.  Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost.  Premises and equipment are stated at cost, less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Restricted Stock: The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is also a member of and owns stock in the Federal Reserve Bank.  These stocks are carried at cost, classified as restricted securities included in other assets, and periodically evaluated for impairment based on ultimate recovery of par value.  Restricted stock totaled $11.7 million at December 31, 2019 and 2018.  Both cash and stock dividends are reported as income.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  During 2019 the Company accrued a charge of $505 thousand relating to a pending settlement of a legal contingency.  Management does not believe there are any other matters currently that would have a material effect on the financial statements.  The pending settlement contingency is discussed further in Note 24.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank (“FRB”) was required to meet regulatory reserve and clearing requirements.  The Company had deposits with the FRB of $36.1 million at December 31, 2019 and $34.2 million at December 31, 2018.

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

Operating Segments: Operations are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and Farmers Trust segment.  During 2019 the Company merged the Retirement Consulting segment into the Trust segment.  In prior periods segment reporting was reported in three segments and has been reclassified to two segments to be consistent with current year presentation.  The Company discloses segment information in Note 23.

Reclassification: Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or stockholders’ equity.

Adoption of New Accounting Standards and Newly Issued, Not Yet Effective Accounting Standards: In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this ASU were effective for the reporting periods after December 15, 2018.  The Company adopted ASU No. 2018-07 effective January 1, 2019.  There was no impact to the consolidated financial statements as a result of the adoption of ASU 2018-07.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in this ASU were effective for the reporting periods after December 15, 2018. The Company adopted ASU No. 2017-12 effective January 1, 2019. There was no significant impact to the consolidated financial statements as a result of the adoption of ASU 2017-12.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better estimate their credit loss forecasts.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company completed the process of implementation and the process of testing the system.  Adoption of ASU 2016-13 happened on January 1, 2020.  The Company has recorded the onetime adjustment to equity, to comply with the ASU adoption, which increased the allowance for loan losses between 15% and 20% as expected.  Management does not expect this amount to change during the first quarter of 2020 but retains the option to make adjustments if new information becomes available.

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases.  The main objective of ASU 2016-02 is to provide users with useful, transparent and complete information about leasing transactions.  ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements.  ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company adopted this ASU on January 1, 2019.  As disclosed in footnote 9, certain leases that the Company has in place required the capitalization of $3.6 million on the balance sheet as an asset and a related liability in the same amount with no income statement effect at January 1, 2019.  The balance of the right-to-use asset and liability is $3.1 million at December 31, 2019.

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

In May 2014, FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606).  The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance was effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017.  The new guidance was adopted as of January 1, 2018.  Refer to the Revenue from Contracts with Customers – Note 5 for further discussion on the Company’s accounting for revenue sources within the scope of Accounting Standards Codification (“ASC”) 606.

NOTE 2 – BUSINESS COMBINATIONS

On January 7, 2020, the Company completed the acquisition of Maple Leaf Financial, Inc. (“Maple Leaf”), the parent company of Geauga Savings Bank, with branches located in Cuyahoga and Geauga Counties in Ohio.  The Company expects the acquisition to increase synergies and cost savings resulting from the combining of the two companies.  The transaction involved both cash and 1,398,229 shares of stock totaling $39.2 million.  Pursuant to the terms of the Merger Agreement, common shareholders of Maple Leaf had the right to receive $640.00 in cash or 45.5948 common shares, without par value, of the Company.  Holders of outstanding and unexercised warrants to purchase Maple Leaf Common Shares received an amount in cash equal to the excess of $640.00 over $370.00, the exercise price of such warrants.  As of January 7, 2020, Maple Leaf had total assets of $277.0 million, which included gross loans of $182.1 million, deposits of $183.1 million and equity of $32.1 million.

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

The following table presents pro forma information as if the above acquisition that occurred during 2017 actually took place at the beginning of 2017.  The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective on the assume date.

2017
Net interest income	$74,409

Net income	$22,776

Basic and diluted earnings per share	$0.83

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
2019	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$3,773	$41	$(3)	$3,811
State and political subdivisions	250,905	10,944	(424)	261,425
Corporate bonds	1,238	22	0	1,260
Mortgage-backed securities - residential	145,886	2,396	(372)	147,910
Collateralized mortgage obligations	11,459	101	(213)	11,347
Small Business Administration	6,534	0	(54)	6,480
Totals	$419,795	$13,504	$(1,066)	$432,233

		Gross	Gross
	Amortized	Unrealized	Unrealized
2018	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$6,111	$0	$(102)	$6,009
State and political subdivisions	211,762	2,075	(1,893)	211,944
Corporate bonds	1,206	0	(18)	1,188
Mortgage-backed securities - residential	154,130	84	(4,167)	150,047
Collateralized mortgage obligations	21,775	72	(775)	21,072
Small Business Administration	12,292	0	(362)	11,930
Totals	$407,276	$2,231	$(7,317)	$402,190

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2019	2018	2017
Proceeds	$33,424	$16,162	$54,497
Gross gains	211	408	727
Gross losses	(222)	(125)	(723)

The tax provision (benefit) related to these net realized gains (losses) was $(2) thousand, $59 thousand and $2 thousand respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Available for sale		December 31, 2019
		Amortized
Maturity		Cost	Fair Value
Within one year		$6,729	$6,774
One to five years		34,765	35,836
Five to ten years		178,286	186,568
Beyond ten years		36,136	37,318
Mortgage-backed securities, collateralized mortgage obligations and Small Business Administration		163,879	165,737
	Totals	$419,795	$432,233

Securities with a carrying amount of $253 million at December 31, 2019 and $194 million at December 31, 2018 were pledged to secure public deposits and repurchase agreements. Farmers Trust had securities, with a carrying amount of $100 thousand, at year-end 2019 and 2018, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any other issuer that exceeded 10% of stockholders’ equity, other than the U.S. Government, its agencies and its sponsored entities.

The following table summarizes the investment securities with unrealized losses at December 31, 2019 and 2018 aggregated by major security type and length of time in a continuous unrealized loss position.

2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$0	$0	$622	$(3)	$622	$(3)
State and political subdivisions	30,887	(424)	0	0	30,887	(424)
Corporate bonds	0	0	100	0	100	0
Mortgage-backed securities - residential	14,435	(98)	22,381	(274)	36,816	(372)
Collateralized mortgage obligations	1,198	(18)	7,935	(195)	9,133	(213)
Small Business Administration	6,479	(54)	1	0	6,480	(54)
Total temporarily impaired	$52,999	$(594)	$31,039	$(472)	$84,038	$(1,066)

2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$648	$(2)	$5,065	$(100)	$5,713	$(102)
State and political subdivisions	23,569	(201)	64,174	(1,692)	87,743	(1,893)
Corporate bonds	516	(4)	672	(14)	1,188	(18)
Mortgage-backed securities - residential	13,002	(114)	126,200	(4,053)	139,202	(4,167)
Collateralized mortgage obligations	20	(1)	14,003	(774)	14,023	(775)
Small Business Administration	11	0	11,919	(362)	11,930	(362)
Total temporarily impaired	$37,766	$(322)	$222,033	$(6,995)	$259,799	$(7,317)

The Company’s equity securities include $7.3 million in Small Business Investment Company (“SBIC”) partnership investments as well as $600 thousand in local and regional bank holdings and other miscellaneous equity funds. Unrealized gains were recognized in income in 2018 and 2019 as a result of ASU 2016-01.   No other-than-temporary impairments were recognized during 2017.  If an other-than-temporary impairment were to occur, the amount of the impairment recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it would be required to sell the security before recovery of its amortized cost basis.  The previous amortized cost basis less the impairment recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2019, the Company’s security portfolio consisted of 596 securities, 83 of which were in an unrealized loss position.  The majority of unrealized losses are related to the Company’s holdings in securities issued by state and political subdivisions, mortgage-backed securities - residential, collateralized mortgage obligations and Small Business Administration, as discussed below:

Securities issued by State and Political subdivisions

Unrealized losses on debt securities issued by state and political subdivisions have not been recognized into income.  At December 31, 2019 and 2018 all securities issued by state and political subdivisions have investment grade ratings and management does not have the intent and does not expect to be required to sell these securities before their anticipated recovery.  The fair value is expected to recover as the securities approach their maturity date.

Mortgage-backed securities - residential

All of the Company’s holdings of mortgage-backed securities—residential at year end 2019 and 2018 were issued by U.S. Government sponsored enterprises.  Unrealized losses on mortgage-backed securities—residential have not been recognized into income.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities—residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019 and 2018.

Collateralized mortgage obligations

The Company’s portfolio includes collateralized mortgage obligations issued by U.S. Government sponsored enterprises.  The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery.  The Company monitors all securities to ensure adequate credit support and as of December 31, 2019 and 2018, the Company believes there is no other-than-temporary impairment.

Small Business Administration

The Company’s holdings of Small Business Administration securities are issued and backed by the full faith and credit of the U.S. Government.  Unrealized losses on these Small Business Administration securities have not been recognized into income.  The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019 and 2018 because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 4 – LOANS

Loans by class at year end were as follows:

	2019	2018
Originated loans:
Commercial real estate
Owner occupied	$184,311	$158,947
Non-owner occupied	287,160	256,124
Farmland	138,702	110,881
Other	93,501	94,527
Commercial
Commercial and industrial	244,172	227,031
Agricultural	46,207	37,623
Residential real estate
1-4 family residential	324,964	307,794
Home equity lines of credit	91,958	82,690
Consumer
Indirect	166,149	164,509
Direct	27,415	30,277
Other	9,485	11,894
Total originated loans	$1,614,024	$1,482,297
Acquired loans:
Commercial real estate
Owner occupied	$35,408	$44,872
Non-owner occupied	10,439	16,920
Farmland	35,377	40,983
Other	5,960	8,091
Commercial
Commercial and industrial	11,651	18,141
Agricultural	6,047	9,526
Residential real estate
1-4 family residential	63,457	78,786
Home equity lines of credit	19,645	23,617
Consumer
Direct	6,068	9,442
Other	154	162
Total acquired loans	194,206	250,540
Net deferred loan costs	3,309	3,003
Allowance for loan losses	(14,487)	(13,592)
Net loans	$1,797,052	$1,722,248

Purchased credit impaired loans

As part of the NBOH acquisition in 2015 the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

	2019	2018
Commercial real estate
Non-owner occupied	$225	$292
Commercial
Commercial and industrial	725	899
Total outstanding balance	$950	$1,191
Carrying amount, net of allowance of $0 in 2019 and 2018	$690	$903

Accretable yield, or income expected to be collected, is shown in the table below:

	2019	2018
Beginning balance	$93	$170
New loans purchased	0	0
Accretion of income	(28)	(77)
Ending balance	$65	$93

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the years ended December 31, 2019 and 2018.

The following tables present the activity in the allowance for loan losses by portfolio segment for years ended December 31, 2019, 2018 and 2017:

December 31, 2019	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592
Provision for loan losses	848	417	380	732	73	2,450
Loans charged off	(45)	(200)	(400)	(1,702)	0	(2,347)
Recoveries	4	13	58	717	0	792
Total ending allowance balance	$5,843	$2,323	$2,875	$2,710	$736	$14,487

December 31, 2018	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315
Provision for loan losses	650	112	486	1,764	(12)	3,000
Loans charged off	0	(220)	(318)	(2,318)	0	(2,856)
Recoveries	126	190	148	669	0	1,133
Total ending allowance balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592

December 31, 2017	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$3,577	$1,874	$2,205	$2,766	$430	$10,852
Provision for loan losses	298	446	378	1,983	245	3,350
Loans charged off	(207)	(375)	(162)	(2,542)	0	(3,286)
Recoveries	592	66	100	641	0	1,399
Total ending allowance balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of December 31, 2019 and 2018.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material:

December 31, 2019	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$2	$59	$0	$0	$61
Collectively evaluated for impairment	5,790	2,309	2,777	2,708	736	14,320
Acquired loans collectively evaluated for impairment	53	12	39	2	0	106
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,843	$2,323	$2,875	$2,710	$736	$14,487

Loans:
Loans individually evaluated for impairment	$561	$205	$3,240	$247	$0	$4,253
Loans collectively evaluated for impairment	702,226	290,017	413,446	208,578	0	1,614,267
Acquired loans	86,431	17,110	82,615	6,173	0	192,329
Acquired with deteriorated credit quality	195	495	0	0	0	690
Total ending loans balance	$789,413	$307,827	$499,301	$214,998	$0	$1,811,539

December 31, 2018	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6	$3	$267	$0	$0	$276
Collectively evaluated for impairment	4,981	2,075	2,534	2,960	663	13,213
Acquired loans collectively evaluated for impairment	49	15	36	3	0	103
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592
Loans:
Loans individually evaluated for impairment	$790	$223	$4,627	$83	$0	$5,723
Loans collectively evaluated for impairment	618,729	264,208	385,702	212,130	0	1,480,769
Acquired loans	110,143	26,916	101,804	9,582	0	248,445
Acquired with deteriorated credit quality	262	641	0	0	0	903
Total ending loans balance	$729,924	$291,988	$492,133	$221,795	$0	$1,735,840

The following tables present information related to impaired loans by class of loans as of and for years ended December 31, 2019 and 2018.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2019	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$22	$8	$0
Non-owner occupied	38	34	0
Farmland	570	519	0
Commercial
Commercial and industrial	179	141	0
Agricultural	11	11	0
Residential real estate
1-4 family residential	2,889	2,095	0
Home equity lines of credit	428	344	0
Consumer	480	247	0
Subtotal	4,617	3,399	0
With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0
Non-owner occupied	0	0	0
Farmland	0	0	0
Commercial
Commercial and industrial	53	53	2
Agricultural	0	0	0
Residential real estate
1-4 family residential	795	729	52
Home equity lines of credit	72	72	7
Consumer	0	0	0
Subtotal	920	854	61
Total	$5,537	$4,253	$61

December 31, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$524	$494	$0
Non-owner occupied	40	38	0
Farmland	0	0	0
Commercial
Commercial and industrial	191	162	0
Agricultural	0	0	0
Residential real estate
1-4 family residential	3,451	2,759	0
Home equity lines of credit	379	326	0
Consumer	174	83	0
Subtotal	4,759	3,862	0
With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0
Non-owner occupied	0	0	0
Farmland	258	258	6
Commercial
Commercial and industrial	61	61	3
Agricultural	0	0	0
Residential real estate
1-4 family residential	1,354	1,343	188
Home equity lines of credit	224	199	79
Consumer	0	0	0
Subtotal	1,897	1,861	276
Total	$6,656	$5,723	$276

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the years ended December 31, 2019, 2018 and 2017.

December 31, 2019	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Owner occupied	$273	$13
Non-owner occupied	36	1
Farmland	270	1
Commercial
Commercial and industrial	152	11
Agricultural	7	0
Residential real estate
1-4 family residential	2,368	162
Home equity lines of credit	355	23
Consumer	178	22
Subtotal	3,639	233
With an allowance recorded:
Commercial real estate
Owner occupied	0	0
Non-owner occupied	0	0
Farmland	173	0
Commercial
Commercial and industrial	57	4
Agricultural	0	0
Residential real estate
1-4 family residential	1,096	31
Home equity lines of credit	130	6
Consumer	11	0
Subtotal	1,467	41
Total	$5,106	$274

December 31, 2018	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$490	$30
Non-owner occupied	26	2
Farmland	0	0
Commercial
Commercial and industrial	335	6
Agricultural	0	0
Residential real estate
1-4 family residential	2,769	186
Home equity lines of credit	309	16
Consumer	72	11
Subtotal	4,001	251
With an allowance recorded:
Commercial real estate
Owner occupied	0	0
Non-owner occupied	0	0
Farmland	193	0
Commercial
Commercial and industrial	68	4
Agricultural	0	0
Residential real estate
1-4 family residential	1,778	47
Home equity lines of credit	166	7
Consumer	3	0
Subtotal	2,208	58
Total	$6,209	$309

December 31, 2017	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$767	$10
Non-owner occupied	68	2
Farmland	12	0
Commercial
Commercial and industrial	184	4
Agricultural	10	0
Residential real estate
1-4 family residential	2,343	138
Home equity lines of credit	299	15
Consumer	74	11
Subtotal	3,757	180
With an allowance recorded:
Commercial real estate
Owner occupied	134	6
Non-owner occupied	640	28
Farmland	63	0
Commercial
Commercial and industrial	71	4
Agricultural	50	0
Residential real estate
1-4 family residential	837	29
Home equity lines of credit	95	3
Consumer	2	0
Subtotal	1,892	70
Total	$5,649	$250

Cash basis interest income recognized and interest income recognized was materially equal for 2019, 2018 and 2017.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of December 31, 2019 and 2018:

	2019		2018
	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$6	$0	$340	$0
Non-owner occupied	0	0	0	0
Farmland	14	0	30	0
Commercial
Commercial and industrial	567	0	122	0
Agricultural	0	0	158	0
Residential real estate
1-4 family residential	1,234	438	2,318	185
Home equity lines of credit	669	14	644	31
Consumer
Indirect	568	120	346	369
Direct	139	70	54	200
Other	0	6	0	2
Total originated loans	$3,197	$648	$4,012	$787
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$0	$0
Non-owner occupied	102	0	82	0
Farmland	519	0	257	0
Commercial
Commercial and industrial	602	0	824	0
Agricultural	9	0	291	0
Residential real estate
1-4 family residential	659	186	1,001	122
Home equity lines of credit	239	9	203	14
Consumer
Direct	151	24	95	43
Total acquired loans	$2,281	$219	$2,753	$179
Total loans	$5,478	$867	$6,765	$966

The following tables present the aging of the recorded investment in past due loans as of December 31, 2019 and 2018 by class of loans:

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$87	$0	$6	$93	$183,830	$183,923
Non-owner occupied	2	0	0	2	286,522	286,524
Farmland	0	0	14	14	138,501	138,515
Other	0	0	0	0	93,271	93,271
Commercial
Commercial and industrial	1,458	573	567	2,598	241,210	243,808
Agricultural	103	77	0	180	46,142	46,322
Residential real estate
1-4 family residential	3,811	207	1,672	5,690	318,536	324,226
Home equity lines of credit	270	21	683	974	91,000	91,974
Consumer
Indirect	1,599	533	688	2,820	168,905	171,725
Direct	537	272	209	1,018	26,549	27,567
Other	153	26	6	185	9,299	9,484
Total originated loans:	$8,020	$1,709	$3,845	$13,574	$1,603,765	$1,617,339
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$0	$0	$35,424	$35,424
Non-owner occupied	0	0	102	102	10,317	10,419
Farmland	0	0	519	519	34,858	35,377
Other	69	0	0	69	5,891	5,960
Commercial
Commercial and industrial	47	1	602	650	11,000	11,650
Agricultural	0	8	9	17	6,030	6,047
Residential real estate
1-4 family residential	1,159	448	845	2,452	61,004	63,456
Home equity lines of credit	56	8	248	312	19,333	19,645
Consumer
Direct	347	21	175	543	5,525	6,068
Other	0	0	0	0	154	154
Total acquired loans	$1,678	$486	$2,500	$4,664	$189,536	$194,200
Total loans	$9,698	$2,195	$6,345	$18,238	$1,793,301	$1,811,539

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$82	$0	$340	$422	$158,161	$158,583
Non-owner occupied	22	0	0	22	255,458	255,480
Farmland	184	0	30	214	110,547	110,761
Other	0	0	0	0	94,242	94,242
Commercial
Commercial and industrial	159	0	122	281	226,320	226,601
Agricultural	69	10	158	237	37,484	37,721
Residential real estate
1-4 family residential	1,964	424	2,503	4,891	302,131	307,022
Home equity lines of credit	64	14	675	753	81,957	82,710
Consumer
Indirect	1,714	755	715	3,184	166,622	169,806
Direct	714	340	254	1,308	29,183	30,491
Other	33	14	2	49	11,845	11,894
Total originated loans:	$5,005	$1,557	$4,799	$11,361	$1,473,950	$1,485,311
Acquired loans:
Commercial real estate
Owner occupied	$321	$0	$0	$321	$44,618	44,939
Non-owner occupied	0	0	82	82	16,764	16,846
Farmland	0	102	257	359	40,623	40,982
Other	0	0	0	0	8,091	8,091
Commercial
Commercial and industrial	94	0	824	918	17,223	18,141
Agricultural	31	5	291	327	9,198	9,525
Residential real estate
1-4 family residential	750	229	1,123	2,102	76,682	78,784
Home equity lines of credit	208	0	217	425	23,192	23,617
Consumer
Direct	318	257	138	713	8,729	9,442
Other	0	0	0	0	162	162
Total acquired loans	$1,722	$593	$2,932	$5,247	$245,282	$250,529
Total loans	$6,727	$2,150	$7,731	$16,608	$1,719,232	$1,735,840

Troubled Debt Restructurings:

Total troubled debt restructurings were $4.6 million and $5.5 million at December 31, 2019 and 2018 respectively.  The Company allocated $61 thousand and $72 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2019 and 2018, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at December 31, 2019 and 2018.

During the years ending December 31, 2019, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent increase of the recorded investment in the loan due to a protective advance to pay delinquent real estate taxes or advance new monies; an extension of an interest only period; a deferral of principal payments; a capitalization of interest and/or escrow or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.24% to 3.49%.  There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of two months to 132 months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2019, 2018 and 2017:

		Pre- Modification	Post- Modification
December 31, 2019	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment
Originated loans:
Commercial
Commercial and industrial	1	$12	$12
Residential real estate
1-4 family residential	6	178	181
Home equity lines of credit	3	90	94
Indirect	39	337	337
Consumer	2	46	46
Total originated loans	51	$663	$670
Acquired loans:
Commercial real estate
Farmland	3	527	527
Commercial
Commercial and industrial	1	27	27
Residential real estate
1-4 family residential	4	201	205
Home equity lines of credit	1	17	17
Consumer	3	14	14
Total acquired loans	12	$786	$790
Total loans	63	$1,449	$1,460

The troubled debt restructurings described above increased the allowance for loan losses by $126 thousand and resulted in charge offs of $126 thousand during the year ended December 31, 2019.

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

The troubled debt restructurings described above increased the allowance for loan losses by $66 thousand and resulted in charge offs of $66 thousand during the year ended December 31, 2018.

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

There was one residential real estate loan for $19 thousand for which there were payment defaults within twelve months following the modification of the troubled debt restructuring during the year ended December 31, 2019.  The loan was not past due at December 31, 2019.  There was no effect on the provision for loan losses as a result of this default during 2019.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2019	Pass	Special Mention	Sub standard	Total
Originated loans:
Commercial real estate
Owner occupied	$177,540	$5,357	$1,026	$183,923
Non-owner occupied	279,103	7,374	47	286,524
Farmland	136,674	1,457	384	138,515
Other	93,082	0	189	93,271
Commercial
Commercial and industrial	238,351	1,673	3,784	243,808
Agricultural	46,283	6	33	46,322
Total originated loans	$971,033	$15,867	$5,463	$992,363
Acquired loans:
Commercial real estate
Owner occupied	$34,707	$110	$607	$35,424
Non-owner occupied	10,246	54	119	10,419
Farmland	32,112	0	3,265	35,377
Other	5,891	0	69	5,960
Commercial
Commercial and industrial	10,570	0	1,080	11,650
Agricultural	5,617	317	113	6,047
Total acquired loans	$99,143	$481	$5,253	$104,877
Total loans	$1,070,176	$16,348	$10,716	$1,097,240

December 31, 2018	Pass	Special Mention	Sub standard	Total
Originated loans:
Commercial real estate
Owner occupied	$156,892	$945	$746	$158,583
Non-owner occupied	251,240	4,139	101	255,480
Farmland	109,391	1,301	69	110,761
Other	92,669	1,325	248	94,242
Commercial
Commercial and industrial	219,938	4,207	2,456	226,601
Agricultural	37,158	81	482	37,721
Total originated loans	$867,288	$11,998	$4,102	$883,388
Acquired loans:
Commercial real estate
Owner occupied	$43,763	$430	$746	$44,939
Non-owner occupied	16,601	58	187	16,846
Farmland	36,565	668	3,749	40,982
Other	7,434	0	657	8,091
Commercial
Commercial and industrial	16,407	170	1,564	18,141
Agricultural	8,612	346	567	9,525
Total acquired loans	$129,382	$1,672	$7,470	$138,524
Total loans	$996,670	$13,670	$11,572	$1,021,912

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

	Residential Real Estate		Consumer
December 31, 2019	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Originated loans:
Performing	$322,554	$91,291	$171,037	$27,358	$9,478
Nonperforming	1,672	683	688	209	6
Total originated loans	$324,226	$91,974	$171,725	$27,567	$9,484
Acquired loans:
Performing	62,611	19,397	0	5,893	154
Nonperforming	845	248	0	175	0
Total acquired loans	$63,456	$19,645	$0	$6,068	$154
Total loans	$387,682	$111,619	$171,725	$33,635	$9,638

	Residential Real Estate		Consumer
December 31, 2018	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Originated loans:
Performing	$304,519	$82,035	$169,091	$30,237	$11,892
Nonperforming	2,503	675	715	254	2
Total originated loans	$307,022	$82,710	$169,806	$30,491	$11,894
Acquired loans:
Performing	77,661	23,400	0	9,304	162
Nonperforming	1,123	217	0	138	0
Total acquired loans	$78,784	$23,617	$0	$9,442	$162
Total loans	$385,806	$106,327	$169,806	$39,933	$12,056

NOTE 5 – Revenue from Contracts with Customers

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the years ended December 31, 2019 and 2018.  Items outside the scope of ASC 606 are noted as such.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2019
Service charges on deposit accounts	$0	$4,514	$4,514
Debit card and EFT fees	0	3,522	3,522
Trust fees	7,475	0	7,475
Insurance agency commissions	0	2,919	2,919
Retirement plan consulting fees	1,489	0	1,489
Investment commissions	0	1,406	1,406
Other (outside the scope of ASC 606)	0	7,277	7,277
Total noninterest income	$8,964	$19,638	$28,602

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2018
Service charges on deposit accounts	$0	$4,254	$4,254
Debit card and EFT fees	0	3,351	3,351
Trust fees	7,126	0	7,126
Insurance agency commissions	0	2,621	2,621
Retirement plan consulting fees	1,684	0	1,684
Investment commissions	0	1,103	1,103
Other (outside the scope of ASC 606)	0	5,360	5,360
Total noninterest income	$8,810	$16,689	$25,499

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

Retirement Plan Consulting Fees – The fees earned from retirement plan consulting are generated by Farmers Trust.  Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 1.1% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company.  The sales are conducted through a third-party broker-dealer.  When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to the broker dealer.  Investment commissions represent only 1.1% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

Other – Income items included in “Other” are Bank owned life insurance income, security gains, net gains on the sale of loans and other operating income.  Any amounts within the scope of ASC 606 are deemed immaterial.

NOTE 6 – LOAN SERVICING

The Company has retained servicing rights to Mortgage loans sold to the Federal Home Loan Mortgage Corporation.  Mortgage loans serviced for others are not reported as assets.  The principal balances of these loans at year-end are as follows:

	2019	2018
Mortgage loan portfolio serviced for:
FHLMC	$276,863	$226,389

Custodial escrow balances maintained in connection with serviced loans were $2.2 million at December 31, 2019 and $1.7 million at December 31, 2018.

Mortgage servicing rights is recorded on the balance sheets as other assets.  Activity for mortgage servicing rights for years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Servicing rights:
Beginning balance	$1,468	$1,242	$854
Additions	813	627	701
Amortization to expense	(560)	(401)	(313)
Ending balance	$1,721	$1,468	$1,242

There was no valuation allowance required for mortgage servicing rights at December 31, 2019, 2018 and 2017.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  ASU 2016-01, which was adopted by the Company as of January 1, 2018, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the years ended December 31, 2019 and 2018 the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$3,811	$0	$3,811	$0
State and political subdivisions	261,425	0	261,425	0
Corporate bonds	1,260	0	1,260	0
Mortgage-backed securities-residential	147,910	0	147,905	5
Collateralized mortgage obligations	11,347	0	11,347	0
Small Business Administration	6,480	0	6,480	0
Equity securities
Equity securities at fair value	594	594	0	0
Other equity investments measured at net asset value	7,315	n/a	n/a	n/a
Total investment securities	$440,142	$594	$432,228	$5
Loan yield maintenance provisions	$1,898	$0	$1,898	$0
Financial Liabilities
Interest rate swaps	$1,898	$0	$1,898	$0

	Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$6,009	$0	$6,009	$0
State and political subdivisions	211,944	0	211,944	0
Corporate bonds	1,188	0	1,188	0
Mortgage-backed securities-residential	150,047	0	150,041	6
Collateralized mortgage obligations	21,072	0	21,072	0
Small Business Administration	11,930	0	11,930	0
Equity securities
Equity securities at fair value	495	495	0	0
Other equity investments measured at net asset value	6,635	n/a	n/a	n/a
Total investment securities	$409,320	$495	$402,184	$6
Loan yield maintenance provisions	$767	$0	$767	$0
Financial Liabilities
Interest rate swaps	$767	$0	$767	$0

There were no significant transfers between Level 1 and Level 2 during 2019 or 2018.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Investment Securities Available-for-sale (Level 3)
	2019	2018	2017
Beginning Balance	$6	$8	$12
Repayments, calls and maturities	(1)	(2)	(4)
Acquired and/or purchased	0	0	0
Ending Balance	$5	$6	$8

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
1–4 family residential	$183	$0	$0	$183
Consumer	12	0	0	12

	Fair Value Measurements
	at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
Farmland	$251	$0	$0	$251
1–4 family residential	640	0	0	640
Consumer	7	0	0	7

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $208 thousand, with a valuation allowance of $13 thousand at December 31, 2019, resulting in an additional provision for loan losses of $134 thousand for the year ending December 31, 2019.  At December 31, 2018, impaired loans had a principal balance of $1.1 million, with a valuation allowance of $227 thousand.  Loans measured at fair value throughout the year resulted in an additional provision for loan losses of $180 thousand for the year ending December 31, 2018.  Excluded from the fair value of impaired loans, at December 31, 2019 and 2018, discussed above are $583 thousand and $694 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

At December 31, 2019, other real estate owned measured at fair value less costs to sell, had a zero net carrying amount.  During the year ended December 31, 2019, the Company had $68 thousand in write-downs related to other

real estate owned.   The Company did not have any write-downs related to other real estate owned during the year ended December 31, 2018.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2019 and 2018:

December 31, 2019	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Residential	$183	Sales comparison	Adjustment for differences between comparable sales	(24.26%) - 23.74% 14.53%
Consumer	$12	Sales comparison	Adjustment for differences between comparable sales	(12.95%) - 12.95% (0.00%)

December 31, 2018	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Commercial real estate	$251	Sales comparison	Adjustment for differences between comparable sales	(22.70%) - 16.16% 9.39%
Residential	$640	Sales comparison	Adjustment for differences between comparable sales	(49.90%) - 45.99% 6.52%
Consumer	$7	Sales comparison	Adjustment for differences between comparable sales	(5.71%) - 5.71% (0.00%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments measured on a recurring basis and not previously presented, at December 31, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$70,760	$23,229	$47,531	$0	$70,760
Restricted stock	11,729	n/a	n/a	n/a	n/a
Loans held for sale	2,600	0	2,678	0	2,678
Loans, net	1,797,052	0	0	1,760,062	1,760,062
Accrued interest receivable	7,552	0	2,578	4,974	7,552
Financial liabilities
Deposits	2,008,964	1,514,346	495,222	0	2,009,568
Short-term borrowings	77,050	0	77,050	0	77,050
Long-term borrowings	45,147	0	45,998	0	45,998
Accrued interest payable	1,070	61	1,009	0	1,070

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,926	$18,042	$39,884	$0	$57,926
Restricted stock	11,737	n/a	n/a	n/a	n/a
Loans held for sale	1,237	0	1,274	0	1,274
Loans, net	1,722,248	0	0	1,673,626	1,673,626
Accrued interest receivable	7,114	0	2,359	4,755	7,114
Financial liabilities
Deposits	1,799,720	1,427,260	367,306	0	1,794,566
Short-term borrowings	244,759	0	244,759	0	244,759
Long-term borrowings	6,033	0	5,847	0	5,847
Accrued interest payable	990	63	927	0	990

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

Loans: Fair values of loans, excluding loans held for sale, are estimated using a third party firm that uses cash flow analysis and current market interest rates along with adjustments for credit, liquidity and option risk to conform to the ASU 2016-01 exit price requirement.  Impaired loans are valued at the lower of cost or fair value as described previously.

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

Off-balance Sheet Instruments: The fair value of commitments is not considered material.

NOTE 8 – PREMISES AND EQUIPMENT

Year-end premises and equipment owned and utilized in the operations of the Company were as follows:

	2019	2018
Land	$4,737	$4,775
Buildings	24,752	24,800
Furniture, fixtures and equipment	10,304	14,080
Leasehold Improvements	482	482
Right of use assets	3,121	0
	43,396	44,137
Less accumulated depreciation	(19,579)	(22,926)
NET BOOK VALUE	$23,817	$21,211

Depreciation expense was $1.5 million for years ended December 31, 2019 and 2018 and $1.6 million for year ended December 31, 2017.

Year-end premises and equipment subject to lease agreements in which the Company acts as lessor were as follows. See NOTE - 9 for additional lease disclosures:

2019
Buildings	$2,854
Equipment	794
3,648
Less: accumulated amortization	(527)
TOTAL	$3,121

NOTE 9 – LEASES

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of up to 10.5 years, some of which include options to extend the lease for up to 10 years and some of which include options to terminate the lease in January of 2020.

The right of use asset and lease liability were $3.1 million and $3.2 million as of December 31, 2019.

Lease payments made for the year ended December 31, 2019 were $584 thousand. Interest expense and amortization expense on finance leases for the year ended December 31, 2019 were $103 thousand and $355 thousand.  The weighted-average remaining lease term for all leases was 6.4 years as of December 31, 2019 and the weighted-average discount rate was 3.4%.

Maturities of lease liabilities are as follows as of December 31, 2019:

2020	$590
2021	592
2022	474
2023	419
2024	248
Thereafter	1,416
Total Payments	3,739
Less: Imputed Interest	(555)
Total	$3,184

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchases of Monitor in August 2017 and other past acquisitions totaled $38.2 million at December 31, 2019 and 2018.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible:
Customer relationship intangibles	$7,210	$(5,938)	$7,210	$(5,481)
Non-compete contracts	430	(384)	430	(380)
Trade Name	520	(277)	520	(229)
Core deposit intangible	6,254	(3,371)	6,254	(2,573)
Total	$14,414	$(9,970)	$14,414	$(8,663)

Aggregate intangible amortization expense was $1.3 million for 2019, $1.4 million for 2018 and $1.5 million for 2017.

Estimated amortization expense for each of the next five years and thereafter:

2020	$1,203
2021	1,142
2022	1,025
2023	514
2024	210
Thereafter	350
TOTAL	$4,444

NOTE 11 - INTEREST BEARING DEPOSITS

Time deposits of $250 thousand or more were $108.2 million and $79.8 million at year-end 2019 and 2018.

Following is a summary of scheduled maturities of certificates of deposit and brokered time deposits during the years following December 31, 2019:

2020	$288,872
2021	126,032
2022	15,057
2023	17,686
2024	41,526
Thereafter	5,446
TOTAL	$494,619

Following is a summary of year-end interest bearing deposits:

	2019	2018
Demand	$678,465	$581,808
Money market	177,381	198,067
Savings	224,373	225,435
Brokered time deposits	84,075	25,000
Certificates of deposit	410,544	347,460
TOTAL	$1,574,838	$1,377,770

NOTE 12 – SHORT-TERM BORROWINGS

The Bank has short-term advances from the FHLB that had maturity dates of less than one year at the time of the advance. All balances are due within one year and can be renewed at the time of maturity.  FHLB advances are secured by pledgings described in the following Long-Term Borrowings footnote.  Balances at year end were as follows:

	2019		2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Repurchase advance	$50,000	1.63%	$140,000	2.45%
Fixed rate advances	25,000	0.72%	100,000	2.54%
Total advances	$75,000	1.33%	$240,000	2.49%

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $1.8 million and $4.6 million at year ended 2019 and 2018.

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

	2019	2018	2017
Average balance during the year	$3,343	$51,694	$82,627
Average interest rate during the year	1.36%	0.67%	0.13%
Maximum month-end balance during the year	$5,505	$87,163	$94,208
Weighted average year-end interest rate	1.36%	0.67%	0.14%
Balance at year-end	$1,700	$4,409	$74,215

The following table provides a disaggregation of the obligation by class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

	2019	2018
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$55	$332
State and political subdivisions	627	664
Mortgage-backed securities - residential	948	3,094
Collateralized mortgage obligations	70	319
Total borrowings	$1,700	$4,409

Management believes the risks associated with the agreements are minimal and in the case of collateral decline the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

The Bank has access to lines of credit amounting to $35 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the lending banks and are generally subject to withdrawal at their discretion.  There were no borrowings under these lines at December 31, 2019 and 2018.

Farmers has two unsecured revolving lines of credit for $6.5 million. The lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. The outstanding balance on the two lines was $350 thousand at December 31, 2019 and 2018.  The interest rate on the outstanding balance at December 31, 2019 and 2018 was 4.75% and 5.5%.

NOTE 13 – LONG-TERM BORROWINGS

At year end, long-term advances from the FHLB were as follows:

	2019		2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Fixed-rate constant payment advance	$2,841	1.70%	$3,775	1.70%
Convertible and putable fixed-rate advance	40,000	1.79%	0	0.00%
Total advances	$42,841	1.78%	$3,775	1.70%

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $577.9 million and $552.6 million at year end 2019 and 2018.  Based on this collateral, the Bank is eligible to borrow an additional $460.0 million at year end 2019.  Each advance is subject to a prepayment penalty if paid prior to its maturity date.

Scheduled payments of long-term FHLB advances are as follows:

Maturing in:
2020	$922
2021	792
2022	729
2023	398
2024	0
Thereafter	40,000
TOTAL	$42,841

The Company has a special purpose entity to hold $2.1 million in Trust Preferred Debenture. The debt has a floating rate that is determined quarterly based on the three-month LIBOR.  At December 31, 2019, the interest rate was 3.59%. These securities can be redeemed at any quarter-end.  Final maturity of the Trust Preferred Debenture is December 15, 2036. The balance of the outstanding Trust Preferred Debenture was $2.3 million at year end 2019 and 2018.

NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments and unused lines of credit	$85,558	$286,876	$86,952	$287,551

Commitments to make loans are generally made for periods of 30 days or less.  Commitments and fixed rate unused lines of credit have interest rates ranging from 2.99% to 21.90% at December 31, 2019 and 2.99% to 16.00% at December 31, 2018.

Standby letters of credit are considered financial guarantees.  The standby letters of credit have a contractual value of $6.8 million at December 31, 2019 and $5.2 million at December 31, 2018.  The carrying amount of these items on the balance sheet is not material.

Additionally, the Company has committed up to a $8 million subscription in SBIC investment funds.  At December 31, 2019, the Company had invested $6.7 million in these funds.

NOTE 15 – STOCK BASED COMPENSATION

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of

Farmers’ executives with those of the Company’s shareholders. There were 39,913 service time based shares and 67,651 performance based shares granted under the 2017 Plan during the year ended December 31, 2019, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2022. As of December 31, 2019, 475,547 shares are still available to be awarded from the 2017 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of grant.  Expense recognized was $1.4 million for 2019, $1.7 million for 2018 and $2.4 million for 2017.  As of December 31, 2019, there was $1.6 million of total unrecognized compensation expense related to the non-vested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.4 years.

The following is the activity under the Plan during 2019:

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	87,955	$13.04	203,828	$11.96
Granted	39,913	14.06	67,651	13.50
Vested	(46,703)	11.93	(78,814)	8.98
Forfeited	0	0	0	0.00
Ending balance - non-vested shares	81,165	$14.17	192,665	$13.72

The 125,517 shares that vested in 2019 had a weighted average fair value of $13.87 per share.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) were being phased in and began on January 1, 2015 and was fully implemented on January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of December 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer phased in beginning January 1, 2016 and increased each year until it was fully implemented at 2.5% on January 1, 2019.  The capital conservation buffer is 2.5% for the year of 2019 and was 1.875% during 2018.  The buffer required an additional capital amount of $47.8 million at year end 2019 and an additional $34.4 million at year end 2018.  Excluding the additional buffer, Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank and Farmers Trust.  The Bank and Farmers Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively.  The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years.  At the conclusion of 2019, the Bank could, without prior approval, declare dividends of approximately $25.2 million plus any 2020 net profits retained to the date of the dividend declaration.  In order to practice trust powers, Farmers Trust must maintain a minimum capital of $3 million.  Farmers Trust would also be able to, without prior approval, declare dividends of $273 thousand plus any 2020 net profits retained to the date of the dividend declaration.

Actual and required capital amounts (not including the capital conservation buffer) and ratios are presented below at year-end:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2019
Common equity tier 1 capital ratio
Consolidated	$247,395	12.94%	$86,039	4.5%	N/A	N/A
Bank	213,507	11.19%	85,854	4.5%	124,011	6.5%
Total risk based capital ratio
Consolidated	264,188	13.82%	152,958	8.0%	N/A	N/A
Bank	227,994	11.95%	152,629	8.0%	190,787	10.0%
Tier I risk based capital ratio
Consolidated	249,701	13.06%	114,719	6.0%	N/A	N/A
Bank	213,507	11.19%	114,472	6.0%	152,629	8.0%
Tier I leverage ratio
Consolidated	249,701	10.69%	93,406	4.0%	N/A	N/A
Bank	213,507	9.06%	94,304	4.0%	117,881	5.0%

2018
Common equity tier 1 capital ratio
Consolidated	$222,892	12.16%	$82,478	4.5%	N/A	N/A
Bank	210,409	11.51%	82,242	4.5%	118,795	6.5%
Total risk based capital ratio
Consolidated	238,742	13.03%	146,628	8.0%	N/A	N/A
Bank	224,001	12.26%	146,209	8.0%	182,761	10.0%
Tier I risk based capital ratio
Consolidated	225,150	12.28%	109,971	6.0%	N/A	N/A
Bank	210,409	11.51%	109,656	6.0%	146,209	8.0%
Tier I leverage ratio
Consolidated	225,150	9.91%	90,900	4.0%	N/A	N/A
Bank	210,409	9.32%	90,324	4.0%	112,905	5.0%

NOTE 17 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan (the “Savings Plan”).  All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Savings Plan.  Under the terms of the Savings Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code.  The Company matches 50% of the participants’ voluntary contributions up to 6% of gross wages.  In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Savings Plan.  Total expense was $708 thousand, $573 thousand and $556 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company has a profit sharing plan to provide associates not participating in a current incentive plan a vehicle for sharing in the success of the Company outside of existing wages and non-monetary benefits.  The Board of Directors approved a profit sharing amount equal to 1% of annual compensation for associates in 2019, 2018 and 2017.  The expense was $95 thousand, $78 thousand and $105 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company maintains a deferred compensation plan for certain retirees.  Expense under this plan was $7 thousand for the year ended December 31, 2019 and $8 thousand for the years ended December 31, 2018 and 2017.  The liability under the deferred compensation plan at December 31, 2019 was $115 thousand and $124 thousand at December 31, 2018.

During 2015, the Company established a nonqualified deferred compensation plan for a select group of management or highly compensated eligible individuals.  Under the terms of the plan, eligible individuals may elect to defer receipt of their compensation to a later taxable year.  The Company has recorded both an asset and liability of equal amount that represents the amount of contributions and the payable due to the participants in the plan.  The recorded asset and liability was $1.3 million, $753 thousand and $566 thousand at December 31, 2019, 2018 and 2017, respectively.

As part of the NBOH acquisition the Company has a director retirement and death benefit plan for the benefit of prior members of the Board of Directors of NBOH.  The plan is designed to provide an annual retirement benefit to be paid to each director upon retirement from the Board and attaining age 70.  There are no additional benefits or participants being added to the plan and the liability recorded at December 31, 2019 and 2018 was $1.0 million and $941 thousand, respectively.  The benefit payment upon satisfying the plan’s requirements is a benefit to the qualifying director until death or a maximum of 15 years.  An expense under this plan of $136 thousand was recorded in 2019. A benefit was recognized under the plan of $19 thousand in 2018, and an expense of $91 thousand was recorded in 2017.

The Company had a postretirement health care benefit plan that covered individuals retired from the Company that met certain service and age requirements and certain other active employees that have met similar service requirements.  The Company terminated the plan during 2017.  A benefit was recognized under the plan of $70 thousand at December 31, 2017.  Due to the termination of the plan the accrued postretirement benefit liability at December 31, 2019 and 2018 is $0.  Due to the immateriality of the plan, the disclosures required under U.S. generally accepted accounting principles have been omitted.

NOTE 18 – INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2019	2018	2017
Current expense	$7,626	$6,123	$9,451
Deferred expense (benefit)	(311)	(409)	999
TOTALS	$7,315	$5,714	$10,450

Effective tax rates differ from federal statutory rate of 21% in 2019 and 2018 and 35% in 2017 that were applied to income before income taxes due to the following:

	2019	2018	2017
Statutory tax	$9,046	$8,039	$11,606
Effect of nontaxable interest	(1,655)	(1,439)	(2,054)
Bank owned life insurance, net	(171)	(182)	(291)
Tax credits	3	24	(371)
Effect of nontaxable insurance premiums	(204)	(188)	(348)
Stock compensation	(100)	(486)	0
Impact of enactment of federal tax reform	0	0	1,793
Nondeductible acquisition costs	0	0	70
Other	396	(54)	45
ACTUAL TAX	$7,315	$5,714	$10,450

Deferred tax assets (liabilities) are comprised of the following:

	2019	2018
Deferred tax assets:
Allowance for credit losses	$3,032	$2,837
Net unrealized loss on securities available for sale	0	1,040
Deferred and accrued compensation	1,194	1,065
Deferred loan fees and costs	584	580
Nonaccrual loan interest income	429	432
Other-than-temporary impairment	0	25
Restricted stock	456	431
Lease liabilities	669	0
Other	46	94
Gross deferred tax assets	$6,410	$6,504

Deferred tax liabilities:
Depreciation and amortization	$(577)	$(467)
Net unrealized gain on securities available for sale	(2,612)	0
Federal Home Loan Bank dividends	(658)	(658)
Purchase accounting adjustments	(359)	(552)
Mortgage servicing rights	(363)	(308)
Prepaid expenses	(224)	(204)
Lease right of use asset	(655)	0
Other	0	(12)
Gross deferred tax liabilities	(5,448)	(2,201)
NET DEFERRED TAX ASSET	$962	$4,303

No valuation allowance for deferred tax assets was recorded at December 31, 2019 and 2018.

At December 31, 2019 and December 31, 2018, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2016.  The tax years 2016—2018 remain open to examination by the U.S. taxing authority.

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

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the detail of other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017.

	2019
	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the year	$17,513	$(3,666)	$13,847
Reclassification adjustment for gains included in net income (1)	11	(2)	9
Net other comprehensive income (loss)	$17,524	$(3,668)	$13,856

	2018
	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the year	$(5,343)	$1,110	$(4,233)
Reclassification adjustment for gains included in net income (1)	(283)	59	(224)
Net other comprehensive income (loss)	$(5,626)	$1,169	$(4,457)

	2017
	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the year	$5,107	$(1,788)	$3,319
Reclassification adjustment for gains included in net income (1)	(4)	2	(2)
Net unrealized gains (losses) on available-for-sale securities	5,103	(1,786)	3,317
Change in funded status of post-retirement health plan	(55)	19	(36)
Net other comprehensive income (loss)	$5,048	$(1,767)	$3,281

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

NOTE 20 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2019 were as follows:

Beginning balance	$16,308
New loans	2,447
Effect of changes in composition of related parties	0
Repayments	(5,608)
Ending balance	$13,147

Deposits from principal officers, directors, and their affiliates at year-end 2019 and 2018 were $11.6 million.

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2019	2018	2017
Basic EPS
Net income	$35,760	$32,569	$22,711
Weighted average shares outstanding	27,734,994	27,674,705	27,567,909
Basic earnings per share	$1.29	$1.18	$0.82
Diluted EPS
Net income	$35,760	$32,569	$22,711
Weighted average shares for basic earnings per share	27,734,994	27,674,705	27,567,909
Average unvested restricted stock awards	140,990	299,480	51,167
Weighted average shares for diluted earnings per share	27,875,984	27,974,185	27,619,076
Diluted earnings per share	$1.28	$1.16	$0.82

There were no restricted stock awards that were considered anti-dilutive at year end 2019, 2018 and 2017.

NOTE 22 – INTEREST RATE SWAPS

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

Summary information about these interest-rate swaps as of year ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Notional amounts	$42,178	$35,996	$38,481
Weighted average pay rate on interest-rate swaps	4.60%	4.53%	4.46%
Weighted average receive rate on interest-rate swaps	4.02%	4.78%	3.81%
Weighted average maturity (years)	4.2	4.4	3.2
Fair value of interest-rate swaps	$(1,898)	$(767)	$(653)
Fair value of loan yield maintenance provisions	$1,898	$767	$653

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated income statements.  There were no net gains or losses recognized in earnings related to yield maintenance provisions for years ended December 31, 2019, 2018 and 2017.

NOTE 23 – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and trust operations.  The trust and retirement consulting segments were combined during 2019.  The segments are also distinguished by the level of information provided to the chief operating decision makers in the Company, who use such information to review performance of various components of the business, which are then aggregated.  Loans, investments and deposits provide the revenues in the banking operation, trust service fees and consulting fees provide the revenue in trust operations.  All operations are domestic.

Accounting policies for segments are the same as those described in Note 1.  Segment performance is evaluated using operating income.  Income taxes are calculated on operating income.  Transactions among segments are made at fair value.

Significant segment totals are reconciled to the financial statements as follows:

December 31, 2019	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Assets
Goodwill and other intangibles	$6,326	$37,141	$(822)	$42,645
Total assets	$13,892	$2,430,784	$4,482	$2,449,158

December 31, 2018	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$6,661	$38,113	$(822)	$43,952
Total assets	$14,550	$2,309,644	$4,670	$2,328,864

For year ended 2019	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$156	$82,301	$(79)	$82,378
Provision for loan losses	0	2,450	0	2,450
Service fees, security gains and other noninterest income	9,097	19,769	(264)	28,602
Noninterest expense	6,015	55,621	980	62,616
Amortization and depreciation expense	365	2,425	49	2,839
Income before taxes	2,873	41,574	(1,372)	43,075
Income tax	604	7,170	(459)	7,315
Net Income	$2,269	$34,404	$(913)	$35,760

For year ended 2018	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$141	$78,446	$(86)	$78,501
Provision for loan losses	0	3,000	0	3,000
Service fees, security gains and other noninterest income	8,942	16,887	(330)	25,499
Noninterest expense	6,251	52,635	889	59,775
Amortization and depreciation expense	448	2,494	0	2,942
Income before taxes	2,384	37,204	(1,305)	38,283
Income tax	504	5,653	(443)	5,714
Net Income	$1,880	$31,551	$(862)	$32,569

For year ended 2017	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$109	$73,618	$(81)	$73,646
Provision for loan losses	0	3,350	0	3,350
Service fees, security gains and other noninterest income	8,405	15,986	(340)	24,051
Noninterest expense	6,164	50,903	1,029	58,096
Amortization and depreciation expense	532	2,558	0	3,090
Income before taxes	1,818	32,793	(1,450)	33,161
Income tax	432	10,890	(872)	10,450
Net Income	$1,386	$21,903	$(578)	$22,711

Bank segment includes Farmers Insurance and Investment.

NOTE 24-CONTINGENCIES

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business.  Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, although the Company establishes accruals where losses are deemed probable and reasonably estimable.  The Company’s assessment of the current exposure with respect to adverse claims in legal matters could change in the event of the discovery of additional facts in such matters or upon determinations by judges, juries, administrative agencies, or other finds or fact that are inconsistent with the Company’s evaluations of claims.  During 2019, the Company accrued a charge of $505 thousand relating to a pending settlement of a legal contingency.  The Company has insurance coverage for this contingency and expects to recover the amount of this estimated charge.  No amount for an expected insurance recovery has been recorded as of December 31, 2019.

NOTE 25 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended 2019	March 31	June 30	September 30	December 31
Total interest income	$24,679	$25,529	$25,931	$25,847
Total interest expense	4,714	5,038	5,174	4,682
Net interest income	19,965	20,491	20,757	21,165
Provision for loan losses	550	750	550	600
Noninterest income	6,520	6,994	7,441	7,647
Merger related costs (income)	0	(19)	112	104
Noninterest expense	15,977	16,723	16,311	16,247
Income before income taxes	9,958	10,031	11,225	11,861
Income taxes	1,570	1,488	2,071	2,186
Net income	$8,388	$8,543	$9,154	$9,675

Earnings per share - basic and diluted	$0.30	$0.31	$0.33	$0.35

Quarter Ended 2018	March 31	June 30	September 30	December 31
Total interest income	$21,282	$22,474	$23,563	$24,447
Total interest expense	2,336	2,912	3,644	4,373
Net interest income	18,946	19,562	19,919	20,074
Provision for loan losses	775	750	950	525
Noninterest income	6,010	6,306	6,478	6,705
Merger related costs (income)	25	0	0	(180)
Noninterest expense	15,071	15,458	16,180	16,163
Income before income taxes	9,085	9,660	9,267	10,271
Income taxes	1,359	1,587	1,183	1,585
Net income	$7,726	$8,073	$8,084	$8,686

Earnings per share - basic and diluted	$0.28	$0.29	$0.29	$0.31

NOTE 26 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only).  This information should be read in conjunction with the consolidated financial statements and related notes.

December 31,	2019	2018
BALANCE SHEETS
Assets:
Cash	$25,471	$4,131
Investment in subsidiaries
Bank	259,628	244,577
Farmers Trust	13,106	13,070
Captive	2,186	1,654
Equity securities	432	367
Other	1,273	1,393
TOTAL ASSETS	$302,096	$265,192

Liabilities:
Other liabilities	$131	$264
Note payable	350	350
Subordinate debt	2,306	2,258
TOTAL LIABILITIES	2,787	2,872
TOTAL STOCKHOLDERS' EQUITY	299,309	262,320
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,096	$265,192

STATEMENTS OF INCOME
Years ended December 31,	2019	2018	2017
Income:
Dividends from subsidiaries
Bank	$33,896	$7,864	$8,373
Farmers Trust	2,300	1,900	1,225
Captive Insurance	535	850	0
Interest and dividends on securities	15	8	5
Security gains/(losses)	41	(20)	0
TOTAL INCOME	36,787	10,602	9,603
Interest on borrowings	(154)	(133)	(103)
Other expenses	(2,352)	(2,087)	(2,294)
Income before income tax benefit and undistributed subsidiary income	34,281	8,382	7,206
Income tax benefit	470	450	876
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	508	23,687	13,529
Farmers Trust	(31)	(20)	161
Captive	532	70	939
NET INCOME	$35,760	$32,569	$22,711

STATEMENTS OF CASH FLOWS
Years ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income	$35,760	$32,569	$22,711
Adjustments to reconcile net income to net cash from operating activities:
Dividends in excess of net income (Equity in undistributed net income of subsidiary)	(1,009)	(23,737)	(14,629)
Other	(30)	1	78
NET CASH FROM OPERATING ACTIVITIES	34,721	8,833	8,160

Cash flows from investing activities:
Net cash paid in business combinations	0	0	(1,154)
NET CASH FROM INVESTING ACTIVITIES	0	0	(1,154)

Cash flows from financing activities:
Repurchase of common shares	(2,842)	0	0
Cash dividends paid	(10,539)	(8,316)	(6,012)
NET CASH FROM FINANCING ACTIVITIES	(13,381)	(8,316)	(6,012)
NET CHANGE IN CASH AND CASH EQUIVALENTS	21,340	517	994

Beginning cash and cash equivalents	4,131	3,614	2,620
Ending cash and cash equivalents	$25,471	$4,131	$3,614

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

During the Company’s two fiscal years ended December 31, 2017 and 2018, and the subsequent interim period through in 2019, neither the Company nor anyone on its behalf consulted with CLA regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided that CLA concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” as those terms are defined in Item 304 of Regulation S-K and the related instructions.

On January 29, 2019, the Company notified Crowe that it has been dismissed as the Company’s independent registered public accounting firm effective as of the completion of the audit of the Company’s consolidated financial statements for the fiscal year ending December 31, 2018.  Crowe has served as the Company’s independent public accounting firm since 2003.  Crowe continued to serve as the Company’s independent public accounting firm until the completion of the audit of the Company’s consolidated financial statements for the fiscal year ending December 31, 2018.

Crowe’s reports on the Company’s consolidated financial statements for each of the two fiscal years ended December 31, 2017 and 2018 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.  During the Company’s two fiscal years ended December 31, 2017 and 2018, and the subsequent interim period of 2019, (i) there were no disagreements between the Company and Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe, would have caused Crowe to make reference to the subject matter of the disagreements in its report on the consolidated financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2019, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP.  As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2019 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2019, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

CLA, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2019.  The audit report by CLA is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 16, 2020 (the “2020 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2020 Annual Meeting to be filed with the Commission (“2020 Proxy Statement”).

Executive Officers of the Registrant

The names, ages and positions of Farmers’ executive officers as of March 1, 2020:

Name	Age	Title
Carl D. Culp	56	Senior Executive Vice President, Secretary and Treasurer of Farmers and Senior Executive Vice-President, Cashier and Chief Financial Officer of Farmers Bank
Mark L. Graham	65	Executive Vice President and Chief Credit Officer of Farmers Bank
Kevin J. Helmick	48	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	50	Senior Vice President and Chief Information Officer of Farmers Bank
Mark A. Nicastro	49	Senior Vice President and Chief Human Resources Officer of Farmers Bank
Michael Oberhaus	43	Senior Vice President and Chief Risk Officer of Farmers Bank
Joseph W. Sabat	59	Vice President and Controller of Farmers Bank
Timothy Shaffer	58	Senior Vice President and Regional President of Farmers Bank
Amber Wallace Soukenik	54	Executive Vice President and Chief Retail/Marketing Officer of Farmers Bank
Mark R. Witmer	55	Senior Executive Vice President, Chief Banking Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Culp has served as Senior Executive Vice President and Treasurer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank since March 1996.  Prior to that time, Mr. Culp was Controller of Farmers and Farmers Bank from November 1995.  Mr. Culp has 34 years of experience in finance and accounting in the banking industry, and is a certified public accountant.

Mr. Graham has over 42 years of experience with Farmers Bank.  During his tenure, Mr. Graham has held a variety of positions in Farmers Bank’s commercial loan department.  Mr. Graham has served as Executive Vice President and Chief Credit Officer of Farmers Bank since January 2012; for the four years prior to that appointment, Mr. Graham served as Senior Vice President and Senior Lending Officer of Farmers Bank.

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013.  Prior to becoming President, Mr. Helmick was Secretary of Farmers and Executive Vice President – Wealth Management and Retail Services of Farmers Bank since January 2012.  Mr. Helmick has been with the Company for 25 years and has a retail and investment background, including an MBA and CFP designation.  From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Farmers Investments.  In 2008, Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of the retail investment area of Farmers Bank, Farmers Insurance, and all branch sales and operational functions.

Mr. Jackson is the Senior Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009.  Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993.  He has over 27 years of experience in the IT field.  Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Senior Vice President and Chief Human Resources Officer of Farmers Bank.  Mr. Nicastro was appointed to that position in 2017 and previously served as Director of Human Resources since joining Farmers in July 2009.  Prior to that, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007.  Mr. Nicastro has an MBA, and has more than 22 years of experience in Human Resource Management from both large multi-national banks and regional community banks.  He was appointed as an executive officer in 2012.

Mr. Oberhaus is currently the Senior Vice President and Chief Risk Officer of Farmers Bank.  Mr. Oberhaus joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015 as the company’s Enterprise Risk Manager.  Prior to the merger Mr. Oberhaus served as the SVP and Chief Risk Officer of First National Bank of Orrville and brings more than 22 years of experience in banking.

Mr. Sabat has served as Vice President and Controller of Farmers Bank since April 2006.  Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm.  Mr. Sabat has 24 years of experience in the accounting, finance and auditing fields.  He is a certified public accountant and was appointed as an executive officer in 2012.

Mr. Shaffer serves as Regional President and has held that title since July of 2015.  Previously, Mr. Shaffer served as the Director of Commercial Banking & Private Client Services.  In October of 2011, Mr. Shaffer joined Farmers Bank as the Commercial Lending Manager, overseeing commercial lending, small business lending and treasury management.  Mr. Shaffer has over 30 years of Banking and Lending experience in the Mahoning Valley market.  Mr. Shaffer was appointed as an executive officer in 2014.

Ms. Wallace Soukenik has served as Executive Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013.  In August 2008, Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing.  She has 30 years of experience in the marketing field.  Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital, where she managed a $14 million endowment, a $1.5 million marketing budget and all physician contracts.  She was appointed as an executive officer in 2012.

Mr. Witmer is the Senior Executive Vice President and Chief Banking Officer of Farmers National Bank.  Mr. Witmer joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015.  Prior to the merger, Mr. Witmer served as the Chief Executive Officer of First National Bank of Orrville.  Mr. Witmer has more than 28 years of leadership, community banking and lending experience.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2020 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in 2020 Proxy Statement.  These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2019 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2020 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2020 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Equity Compensation Plan Information” in the 2020 Proxy Statement of the Company.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2020 Proxy Statement of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2020 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2020 Proxy Statement.

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
2.1

Agreement and Plan of Merger by and among Farmers National Banc Corp., Maple Leaf Financial, Inc., and FMNB Merger Subsidiary III, LLC, dated as of August 29, 2019 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

3.1

Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on October 3, 2001 (File No. 333-70806)).

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

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2019).
10.1*	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 24, 2011).
10.2*	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).
10.3*

Farmers National Banc Corp. Nonqualified Deferred Compensation Plan (as amended and restated effective January 1, 2016) (incorporated by reference from Exhibit 10.4 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 7, 2017).

10.4*

Farmers National Banc Corp. 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Commission on August 8, 2017).

10.5*

Farmers National Banc Corp. 2017 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017).

10.6*

Farmers National Banc Corp. 2017 Form of Performance-Based Cash Award Agreement under 2017 Equity Incentive Plan. (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017).

10.7*

Farmers National Banc Corp. 2017 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017).

10.8*

Farmers National Banc Corp. 2017 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017).

10.9*

Farmers National Banc Corp. 2018 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

Exhibit Number	Description
10.10*

Farmers National Banc Corp. 2018 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.11*

Farmers National Banc Corp. 2018 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.12*

Farmers National Banc Corp. 2018 Form of Performance-Based Cash Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.13*

Farmers National Banc Corp. 2019 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

10.14*

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

10.17*	Nonemployee Director Compensation (incorporated by reference from Exhibit 10.18 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Commission on March 5, 2019).
10.18*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).
10.19*

Farmers National Banc Corp. Second Amended and Restated Executive Separation Policy (incorporated by reference from Exhibit 10.20 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Commission on March 5, 2019).

10.20*	Change in Control Agreement with Kevin J. Helmick (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).
10.21*	Form of Change in Control Agreements for Executive Officers (incorporated by reference from Exhibit 10.3 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).
21	Subsidiaries of Farmers (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney of Directors and Executive Officers (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).

Exhibit Number	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
101

The following materials from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL.

*	Constitutes a management contract or compensatory plan or arrangement.

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
Kevin J. Helmick, President and Chief Executive Officer March 5, 2020

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	March 5, 2020
Kevin J. Helmick	(Principal Executive Officer)
/s/ Carl D. Culp	Senior Executive Vice President, Secretary and Treasurer	March 5, 2020
Carl D. Culp	(Principal Financial Officer)
/s/ Joseph W. Sabat*	Controller	March 5, 2020
Joseph W. Sabat	(Principal Accounting Officer)
/s/ Gregory C. Bestic*	Director	March 5, 2020
Gregory C. Bestic
/s/ Anne Frederick Crawford*	Director	March 5, 2020
Anne Frederick Crawford
/s/ Lance J. Ciroli*	Chairman of the Board	March 5, 2020
Lance J. Ciroli
/s/ Ralph D. Macali*	Director	March 5, 2020
Ralph D. Macali
/s/ Terry A. Moore*	Director	March 5, 2020
Terry A. Moore
/s/ Edward W. Muransky*	Director	March 5, 2020
Edward W. Muransky
/s/ David Z. Paull*	Director	March 5, 2020
David Z. Paull
/s/ James R. Smail*	Vice Chairman of the Board	March 5, 2020
James R. Smail

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