Form 10-Q
period 2020-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2020-05-07
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common Stock, No Par Value	28,176,602 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$30,943	$23,229
Federal funds sold and other	52,164	47,531
TOTAL CASH AND CASH EQUIVALENTS	83,107	70,760
Securities available for sale	448,043	432,233
Equity securities	8,080	7,909
Loans held for sale	3,272	2,600
Loans	1,976,582	1,811,539
Less allowance for loan losses	14,952	14,487
NET LOANS	1,961,630	1,797,052
Premises and equipment, net	25,374	23,817
Goodwill	47,360	38,201
Other intangibles, net	4,838	4,444
Bank owned life insurance	35,735	35,527
Other assets	50,810	36,615
TOTAL ASSETS	$2,668,249	$2,449,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$449,952	$434,126
Interest-bearing	1,679,325	1,490,763
Brokered time deposits	117,000	84,075
TOTAL DEPOSITS	2,246,277	2,008,964
Short-term borrowings	19,998	77,050
Long-term borrowings	76,854	45,147
Other liabilities	21,523	18,688
TOTAL LIABILITIES	2,364,652	2,149,849
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares; issued 29,577,827 in 2020 and 28,179,598 in 2019	209,214	186,345
Retained earnings	114,351	108,851
Accumulated other comprehensive income (loss)	(28)	9,826
Treasury stock, at cost; 1,450,492 shares in 2020 and 508,859 shares in 2019	(19,940)	(5,713)
TOTAL STOCKHOLDERS' EQUITY	303,597	299,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,668,249	$2,449,158

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended
(Unaudited)	March 31, 2020	March 31, 2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$24,099	$21,469
Taxable securities	1,547	1,244
Tax exempt securities	1,782	1,595
Dividends	140	175
Federal funds sold and other interest income	149	196
TOTAL INTEREST AND DIVIDEND INCOME	27,717	24,679
INTEREST EXPENSE
Deposits	4,639	3,435
Short-term borrowings	320	1,231
Long-term borrowings	456	48
TOTAL INTEREST EXPENSE	5,415	4,714
NET INTEREST INCOME	22,302	19,965
Provision for loan losses	1,100	550
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,202	19,415
NONINTEREST INCOME
Service charges on deposit accounts	1,095	1,074
Bank owned life insurance income	208	214
Trust fees	1,857	1,858
Insurance agency commissions	883	803
Security gains, including fair value changes for equity securities	157	10
Retirement plan consulting fees	380	358
Investment commissions	423	260
Net gains on sale of loans	1,366	671
Debit card and EFT fees	851	778
Other operating income	495	494
TOTAL NONINTEREST INCOME	7,715	6,520
NONINTEREST EXPENSES
Salaries and employee benefits	10,231	9,356
Occupancy and equipment	1,800	1,717
State and local taxes	464	470
Professional fees	816	794
Merger related costs	1,319	0
Advertising	271	250
FDIC insurance	225	87
Intangible amortization	332	327
Core processing charges	861	791
Telephone and data	203	260
Other operating expenses	2,060	1,925
TOTAL NONINTEREST EXPENSES	18,582	15,977
INCOME BEFORE INCOME TAXES	10,335	9,958
INCOME TAXES	1,696	1,570
NET INCOME	$8,639	$8,388
EARNINGS PER SHARE - basic	$0.30	$0.30
EARNINGS PER SHARE - fully diluted	$0.30	$0.30

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	March 31, 2020	March 31, 2019
NET INCOME	$8,639	$8,388
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	(12,217)	5,821
Reclassification adjustment for (gains) losses realized in income	(256)	34
Net unrealized holding gains (losses)	(12,473)	5,855
Income tax effect	2,619	(1,230)
Other comprehensive income (loss), net of tax	(9,854)	4,625
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,215)	$13,013

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	March 31, 2020	March 31, 2019
COMMON STOCK
Beginning balance	$186,345	$186,163
Issued 1,334 in 2020 and 0 in 2019 treasury shares under the Long Term Incentive Plan	(22)	0
Issued 1,398,229 in 2020 as part of a business combination	22,554	0
Stock compensation expense for unvested shares	337	320
Ending balance	209,214	186,483

RETAINED EARNINGS
Beginning balance	108,851	83,630
Net income	8,639	8,388
Dividends declared at $0.11 per share in 2020 and $0.09 per share in 2019	(3,139)	(2,500)
Ending balance	114,351	89,518

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	9,826	(4,030)
Other comprehensive income (loss)	(9,854)	4,625
Ending balance	(28)	595

TREASURY STOCK, AT COST
Beginning balance	(5,713)	(3,443)
Purchased 942,967 shares in 2020 and 14,993 shares in 2019	(14,238)	(202)
Issued 2,000 shares in 2020 and 0 shares in 2019 under the Long Term Incentive Plan	22	0
Retained 666 shares in 2020 and 0 shares in 2019 to cover tax withholdings under the Long Term Incentive Plan	(11)	0
Ending balance	(19,940)	(3,645)
TOTAL STOCKHOLDERS' EQUITY	$303,597	$272,951

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Three Months Ended
(Unaudited)	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,639	$8,388
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,100	550
Depreciation and amortization	751	709
Net amortization of securities	488	538
Available for sale security (gain) loss	(256)	34
Realized (gains) losses on equity securities	99	(44)
Loss on premises and equipment sales and disposals, net	77	8
Stock compensation expense	337	320
Loss on adjustment of other real estate owned	0	60
Earnings on bank owned life insurance	(208)	(214)
Origination of loans held for sale	(31,012)	(10,695)
Proceeds from loans held for sale	31,706	10,243
Net gains on sale of loans	(1,366)	(671)
Net change in other assets and liabilities	(4,574)	(3,993)
NET CASH FROM OPERATING ACTIVITIES	5,781	5,233
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	9,622	5,635
Proceeds from sales of securities available for sale	15,126	9,646
Purchases of securities available for sale	(25,224)	(10,153)
Purchase of equity securities	(423)	(230)
Proceeds from redemption of restricted stock	255	8
Purchase of restricted stock	(1,825)	0
Loan originations and payments, net	15,602	(8,444)
Proceeds from land and building sales	502	62
Additions to premises and equipment	(2,279)	(466)
Net cash paid in business combinations	(8,136)	0
NET CASH FROM INVESTING ACTIVITIES	3,220	(3,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	54,062	154,613
Net change in short-term borrowings	(32,052)	(141,261)
Repayment of long-term borrowings	(1,287)	(195)
Cash dividends paid	(3,139)	(2,500)
Repurchase of common shares	(14,238)	(202)
NET CASH FROM FINANCING ACTIVITIES	3,346	10,455
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,347	11,746
Beginning cash and cash equivalents	70,760	57,926
Ending cash and cash equivalents	$83,107	$69,672
Supplemental cash flow information:
Interest paid	$5,158	$4,536
Supplemental noncash disclosures:
Transfer of loans to other real estate	$0	$268
Security purchases not settled	$0	$1,426
Issuance of stock awards	$22	$0
Issuance of stock for business combinations	$22,554	$0

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company”) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended.  The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”).  The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”).  The Company provides trust and retirement consulting services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Insurance.  Farmers National Captive, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its subsidiaries.  The Captive pools resources with eleven other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among the pool members and to provide insurance where not currently available or economically feasible in today’s insurance market place.  The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust and Captive.  All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.  Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

Segments:

The Company provides a broad range of financial services to individuals and companies in northeastern Ohio and western Pennsylvania.  Operations are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment.  During the third quarter of 2019 the Company merged the Retirement Consulting segment into the Trust segment.  In prior periods segment reporting was reported in three segments.

Equity:

There are 50,000,000 shares authorized and available for issuance as of March 31, 2020.  Outstanding shares at March 31, 2020 were 28,127,335.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income consists of unrealized gains and losses on securities available for sale which are recognized as components of stockholders’ equity, net of tax effect.

Risks and Uncertainties:

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.  The spread of the outbreak has caused significant disruptions in the economy and has disrupted banking and other financial activity in the areas in which the Company operates.  While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout.  Most notably, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) was signed into law at the end of March 2020 as a $2 trillion legislative package.  The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.  The package also includes extensive emergency funding for hospitals and providers.  In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.  While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company will disclose potentially material items of which it is aware.

Financial position and results of operations:

The Company’s fee income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact its fee income in future periods.

The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity:

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from its subsidiaries. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to pay dividends to shareholders.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

New Accounting Standards:

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test.  Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted this ASU on January 1, 2020.  The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (modified by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses).  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques changed to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.

In accordance with the accounting relief provisions of the CARES, the Bank has postponed the adoption of the current expected credit losses (“CECL”) accounting standards, primarily due to the impact that the COVID-19 pandemic is having on the economy and the lack of reasonable and supportable economic forecasts.  Had the Company adopted CECL as of January 1, 2020, the increase to the allowance for loan losses estimated to have ranged from 15% to 20% of the amount recorded at December 31, 2019, which did not consider potential COVID-19 pandemic related impacts.

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases.  The main objective of ASU 2016-02 is to provide users with useful, transparent, and complete information about leasing transactions.  ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees are required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements.  ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company adopted this ASU on January 1, 2019.  As disclosed in the lease footnote, certain leases that the Company has in place required the capitalization of $3.6 million on the balance sheet as an asset and a related liability in the same amount with no income statement effect at January 1, 2019.

In January 2016, FASB issued ASU 2016-01: Financial Instruments-Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The amendments of ASU 2016-01 were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this ASU 2016-01 on January 1, 2018 which resulted in a $169 thousand increase to beginning retained earnings and a $169 thousand decrease to accumulated other comprehensive income on the December 31, 2018 Consolidated Financial Statements.

Business Combinations:

On January 7, 2020, the Company completed the acquisition of Maple Leaf Financial, Inc. (“Maple Leaf”), the parent company of Geauga Savings Bank, with branches located in Cuyahoga and Geauga Counties in Ohio.  The Company expects the acquisition to increase synergies and cost savings resulting from the combining of the two companies.  The transaction involved both cash and 1,398,229 shares of stock totaling $43.0 million.  Pursuant to the terms of the Merger Agreement, common shareholders of Maple Leaf had the right to receive $640.00 in cash or 45.5948 common shares, without par value, of the Company.  Holders of outstanding and unexercised warrants to purchase Maple Leaf Common Shares received an amount in cash equal to the excess of $640.00 over $370.00, the exercise price of such warrants.

Goodwill of $9.2 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the entities.  The goodwill was determined not to be deductible for income tax purposes.

The following table summarizes the consideration paid for Maple Leaf and the amounts of the assets acquired and liabilities assumed on the closing date of the acquisition.

(In Thousands of Dollars)
Consideration
Cash	$20,423
Stock	22,554
Fair value of total consideration transferred	$42,977
Fair value of assets acquired
Cash and due from financial institutions	$12,287
Securities available for sale	28,038
Loans	181,280
Premises and equipment	229
Core deposit intangible	725
Other assets	6,471
Total assets	229,030
Fair value of liabilities assumed
Deposits	183,251
Long-term borrowings	7,946
Accrued interest payable and other liabilities	4,015
Total liabilities	195,212
Net assets acquired	$33,818
Goodwill created	9,159
Total net assets acquired	$42,977

The following table presents pro forma information as if the Maple Leaf acquisition that occurred during January 2020 actually took place at the beginning of 2019.  The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed date.

	For Three Months Ended March 31,
(In thousands of dollars except per share results)	2020	2019
Net interest income	$22,482	$22,120
Net income	$8,659	$8,624
Basic and diluted earnings per share	$0.30	$0.31

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at March 31, 2020 and December 31, 2019 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
March 31, 2020
U.S. Treasury and U.S. government sponsored entities	$3,714	$126	$0	$3,840
State and political subdivisions	273,941	1,171	(7,529)	267,583
Corporate bonds	3,262	90	(9)	3,343
Mortgage-backed securities - residential	128,064	5,857	0	133,921
Collateralized mortgage obligations - residential	32,832	458	(239)	33,051
Small Business Administration	6,265	40	0	6,305
Totals	$448,078	$7,742	$(7,777)	$448,043

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2019
U.S. Treasury and U.S. government sponsored entities	$3,773	$41	$(3)	$3,811
State and political subdivisions	250,905	10,944	(424)	261,425
Corporate bonds	1,238	22	0	1,260
Mortgage-backed securities - residential	145,886	2,396	(372)	147,910
Collateralized mortgage obligations - residential	11,459	101	(213)	11,347
Small Business Administration	6,534	0	(54)	6,480
Totals	$419,795	$13,504	$(1,066)	$432,233

Proceeds from the sale of portfolio securities were $15.1 million during the three month period ended March 31, 2020.  Gross gains of $256 thousand along with gross losses of $0 were realized on these sales during the three month period ended March 31, 2020.  $99 thousand of realized losses during the three month period were recognized in the income statement for equity securities as of March 31, 2020.  Proceeds from the sale of portfolio securities were $9.6 million during the three month period ended March 31, 2019.  Gross gains were $22 thousand along with gross losses of $56 thousand during the same three month period ended March 31, 2019. $44 thousand of realized gains during the three month period ended March 31, 2019 were recognized in the income statement for equity securities.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2020
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$1,185	$1,186
One to five years	5,493	5,570
Five to ten years	22,426	22,303
Beyond ten years	251,813	245,707
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	167,161	173,277
Total	$448,078	$448,043

The following table summarizes the available for sale investment securities with unrealized losses at March 31, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
March 31, 2020

State and political subdivisions	$170,483	$(7,529)	$0	$0	$170,483	$(7,529)
Corporate bonds	717	(9)	0	0	717	(9)
Collateralized mortgage obligations - residential	10,003	(239)	0	0	10,003	(239)
Total	$181,203	$(7,777)	$0	$0	$181,203	$(7,777)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2019

U.S. Treasury and U.S. government sponsored entities	$0	$0	$622	$(3)	$622	$(3)
State and political subdivisions	30,887	(424)	0	0	30,887	(424)
Corporate bonds	0	0	100	0	100	0
Mortgage-backed securities - residential	14,435	(98)	22,381	(274)	36,816	(372)
Collateralized mortgage obligations - residential	1,198	(18)	7,935	(195)	9,133	(213)
Small Business Administration	6,479	(54)	1	0	6,480	(54)
Total	$52,999	$(594)	$31,039	$(472)	$84,038	$(1,066)

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

Due to market changes during the first quarter of 2020, securities that had unrealized losses for greater than twelve months at December 31, 2019, appreciated and are in an unrealized gain position at March 31, 2020.  Unrealized losses are generally due to changes in interest rates or general market conditions.  As of March 31, 2020 and 2019, debt securities had net unrealized losses of $35 thousand and unrealized gains of $769 thousand, respectively.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  Management concluded that the unrealized losses on debt securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

As of March 31, 2020, the Company’s security portfolio consisted of 617 securities, 303 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of state and political subdivisions, collateralized mortgage obligations, and corporate bonds securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2020	December 31, 2019
Originated loans:
Commercial real estate
Owner occupied	$193,855	$184,311
Non-owner occupied	286,613	287,160
Farmland	141,310	138,702
Other	91,517	93,501
Commercial
Commercial and industrial	251,517	244,172
Agricultural	43,006	46,207
Residential real estate
1-4 family residential	316,197	324,964
Home equity lines of credit	94,043	91,958
Consumer
Indirect	164,600	166,149
Direct	28,742	27,415
Other	9,265	9,485
Total originated loans	$1,620,665	$1,614,024
Acquired loans:
Commercial real estate
Owner occupied	$54,953	$35,408
Non-owner occupied	66,218	10,439
Farmland	34,418	35,377
Other	21,321	5,960
Commercial
Commercial and industrial	31,516	11,651
Agricultural	5,243	6,047
Residential real estate
1-4 family residential	110,395	63,457
Home equity lines of credit	20,899	19,645
Consumer
Direct	7,466	6,068
Other	100	154
Total acquired loans	$352,529	$194,206
Net Deferred loan costs	3,388	3,309
Allowance for loan losses	(14,952)	(14,487)
Net loans	$1,961,630	$1,797,052

Purchased credit impaired loans

As part of past acquisitions the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

(In Thousands of Dollars)	March 31, 2020	December 31, 2019
Commercial real estate
Non-owner occupied	$648	$225
Commercial
Commercial and industrial	682	725
Total outstanding balance	$1,330	$950
Carrying amount, net of allowance of $0 in 2020 and 2019	$1,045	$690

Accretable yield, or income expected to be collected, is shown in the table below:

	Three Months Ended
(In Thousands of Dollars)	March 31, 2020	March 31, 2019
Beginning balance	$65	$93
New loans purchased	32	0
Accretion of income	(8)	(7)
Ending balance	$89	$86

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three month periods ended March 31, 2020 and 2019.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,843	$2,323	$2,875	$2,710	$736	$14,487
Provision for loan losses	717	495	129	324	(565)	1,100
Loans charged off	0	(198)	(108)	(443)	0	(749)
Recoveries	1	1	15	97	0	114
Total ending allowance balance	$6,561	$2,621	$2,911	$2,688	$171	$14,952

Three Months Ended March 31, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592
Provision for loan losses	159	107	(28)	182	130	550
Loans charged off	0	(44)	(21)	(501)	0	(566)
Recoveries	0	1	25	175	0	201
Total ending allowance balance	$5,195	$2,157	$2,813	$2,819	$793	$13,777

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of March 31, 2020 and December 31, 2019.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

March 31, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$2	$59	$0	$0	$61
Collectively evaluated for impairment	6,516	2,610	2,818	2,686	171	14,801
Acquired loans collectively evaluated for impairment	45	9	34	2	0	90
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$6,561	$2,621	$2,911	$2,688	$171	$14,952

Loans:
Loans individually evaluated for impairment	$549	$211	$3,363	$260	$0	$4,383
Loans collectively evaluated for impairment	711,923	294,190	406,688	208,069	0	1,620,870
Acquired loans	175,770	36,218	130,757	7,539	0	350,284
Acquired with deteriorated credit quality	586	459	0	0	0	1,045
Total ending loans balance	$888,828	$331,078	$540,808	$215,868	$0	$1,976,582

December 31, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$2	$59	$0	$0	$61
Collectively evaluated for impairment	5,790	2,309	2,777	2,708	736	14,320
Acquired loans collectively evaluated for impairment	53	12	39	2	0	106
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,843	$2,323	$2,875	$2,710	$736	$14,487

Loans:
Loans individually evaluated for impairment	$561	$205	$3,240	$247	$0	$4,253
Loans collectively evaluated for impairment	702,226	290,017	413,446	208,578	0	1,614,267
Acquired loans	86,431	17,110	82,615	6,173	0	192,329
Acquired with deteriorated credit quality	195	495	0	0	0	690
Total ending loans balance	$789,413	$307,827	$499,301	$214,998	$0	$1,811,539

The following tables present information related to impaired loans by class of loans as of March 31, 2020 and December 31, 2019:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2020
With no related allowance recorded:
Commercial real estate
Non-owner occupied	$38	$33	$0
Farmland	567	516	0
Commercial
Commercial and industrial	170	129	0
Agricultural	31	31	0
Residential real estate
1-4 family residential	2,949	2,145	0
Home equity lines of credit	469	379	0
Consumer	539	260	0
Subtotal	4,763	3,493	0

With an allowance recorded:
Commercial real estate
Farmland	0	0	0
Commercial
Commercial and industrial	51	51	2
Residential real estate
1-4 family residential	783	724	48
Home equity lines of credit	132	115	11
Consumer	0	0	0
Subtotal	966	890	61
Total	$5,729	$4,383	$61

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2019
With no related allowance recorded:
Commercial real estate
Owner occupied	$22	$8	$0
Non-owner occupied	38	34	0
Farmland	570	519	0
Commercial
Commercial and industrial	179	141	0
Agricultural	11	11	0
Residential real estate
1-4 family residential	2,889	2,095	0
Home equity lines of credit	428	344	0
Consumer	480	247	0
Subtotal	4,617	3,399	0

With an allowance recorded:
Commercial
Commercial and industrial	53	53	2
Residential real estate
1-4 family residential	795	729	52
Home equity lines of credit	72	72	7
Consumer	0	0	0
Subtotal	920	854	61
Total	$5,537	$4,253	$61

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three month periods ended March 31, 2020 and 2019:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended March 31,		For Three Months Ended March 31,
(In Thousands of Dollars)	2020	2019	2020	2019
With no related allowance recorded:
Commercial real estate
Owner occupied	$0	$331	$0	$4
Non-owner occupied	34	38	0	0
Farmland	517	0	1	0
Commercial
Commercial and industrial	132	157	2	2
Agricultural	17	0	1	0
Residential real estate
1-4 family residential	2,139	2,693	38	43
Home equity lines of credit	368	347	6	5
Consumer	244	112	7	3
Subtotal	3,451	3,678	55	57

With an allowance recorded:
Commercial real estate
Farmland	0	257	0	0
Commercial
Commercial and industrial	52	59	1	1
Residential real estate
1-4 family residential	701	1,319	8	8
Home equity lines of credit	99	196	0	2
Consumer	0	8	0	0
Subtotal	852	1,839	9	11
Total	$4,303	$5,517	$64	$68

Cash basis interest recognized during the three month periods ended March 31, 2020 and 2019 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$0	$340	$6	$0
Farmland	10	0	14	0
Commercial
Commercial and industrial	390	44	567	0
Agricultural	77	0	0	0
Residential real estate
1-4 family residential	1,279	366	1,234	438
Home equity lines of credit	688	23	669	14
Consumer
Indirect	602	94	568	120
Direct	180	146	139	70
Other	0	14	0	6
Total originated loans	$3,226	$1,027	$3,197	$648
Acquired loans:
Commercial real estate
Owner occupied	$59	$0	$0	$0
Non-owner occupied	612	0	102	0
Farmland	516	368	519	0
Commercial
Commercial and industrial	558	0	602	0
Agricultural	7	0	9	0
Residential real estate
1-4 family residential	4,881	203	659	186
Home equity lines of credit	230	0	239	9
Consumer
Direct	136	22	151	24
Total acquired loans	$6,999	$593	$2,281	$219
Total loans	$10,225	$1,620	$5,478	$867

The following tables present the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019 by class of loans:

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2020
Originated loans:
Commercial real estate
Owner occupied	$739	$53	$340	$1,132	$192,333	$193,465
Non-owner occupied	32	0	0	32	285,989	286,021
Farmland	430	0	10	440	140,674	141,114
Other	0	0	0	0	91,322	91,322
Commercial
Commercial and industrial	925	93	434	1,452	249,747	251,199
Agricultural	79	3	77	159	42,961	43,120
Residential real estate
1-4 family residential	4,469	912	1,645	7,026	308,432	315,458
Home equity lines of credit	496	0	711	1,207	92,850	94,057
Consumer
Indirect	1,715	387	696	2,798	167,359	170,157
Direct	599	285	326	1,210	27,669	28,879
Other	52	18	14	84	9,182	9,266
Total originated loans:	$9,536	$1,751	$4,253	$15,540	$1,608,518	$1,624,058
Acquired loans:
Commercial real estate
Owner occupied	$133	$0	$59	$192	$54,757	$54,949
Non-owner occupied	146	707	612	1,465	64,752	66,217
Farmland	779	0	884	1,663	32,755	34,418
Other	0	0	0	0	21,322	21,322
Commercial
Commercial and industrial	558	112	558	1,228	30,288	31,516
Agricultural	0	0	7	7	5,236	5,243
Residential real estate
1-4 family residential	3,586	1,359	5,084	10,029	100,365	110,394
Home equity lines of credit	48	30	230	308	20,591	20,899
Consumer
Direct	192	130	158	480	6,986	7,466
Other	0	0	0	0	100	100
Total acquired loans	$5,442	$2,338	$7,592	$15,372	$337,152	$352,524
Total loans	$14,978	$4,089	$11,845	$30,912	$1,945,670	$1,976,582

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2019
Originated loans:
Commercial real estate
Owner occupied	$87	$0	$6	$93	$183,830	$183,923
Non-owner occupied	2	0	0	2	286,522	286,524
Farmland	0	0	14	14	138,501	138,515
Other	0	0	0	0	93,271	93,271
Commercial
Commercial and industrial	1,458	573	567	2,598	241,210	243,808
Agricultural	103	77	0	180	46,142	46,322
Residential real estate
1-4 family residential	3,811	207	1,672	5,690	318,536	324,226
Home equity lines of credit	270	21	683	974	91,000	91,974
Consumer
Indirect	1,599	533	688	2,820	168,905	171,725
Direct	537	272	209	1,018	26,549	27,567
Other	153	26	6	185	9,299	9,484
Total originated loans	$8,020	$1,709	$3,845	$13,574	$1,603,765	$1,617,339
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$0	$0	$35,424	$35,424
Non-owner occupied	0	0	102	102	10,317	10,419
Farmland	0	0	519	519	34,858	35,377
Other	69	0	0	69	5,891	5,960
Commercial
Commercial and industrial	47	1	602	650	11,000	11,650
Agricultural	0	8	9	17	6,030	6,047
Residential real estate
1-4 family residential	1,159	448	845	2,452	61,004	63,456
Home equity lines of credit	56	8	248	312	19,333	19,645
Consumer
Direct	347	21	175	543	5,525	6,068
Other	0	0	0	0	154	154
Total acquired loans	$1,678	$486	$2,500	$4,664	$189,536	$194,200
Total loans	$9,698	$2,195	$6,345	$18,238	$1,793,301	$1,811,539

Troubled Debt Restructurings:

Total troubled debt restructurings were $4.7 million and $4.6 million at March 31, 2020 and December 31, 2019, respectively.  The Company has allocated $61 thousand of specific reserves to loans whose terms have been modified in troubled debt restructurings at March 31, 2020 and December 31, 2019.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at March 31, 2020 and at December 31, 2019.

During the three month periods ended March 31, 2020 and 2019, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal, interest and/or escrow; or a legal concession.  During the three month period ended March 31, 2020, the terms of such loans included a deferral of principal and/or interest and an extension of the maturity date on these and other troubled debt restructurings in the range of 168 to 180 months.  During the same three month period in 2019, the terms of such loans included a reduction of the stated interest rate of loans in the range of 2.38% to 2.74% and an extension of the maturity date on these and other troubled debt restructurings by 86 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ended March 31, 2020 and 2019:

		Pre- Modification	Post- Modification
Three Months Ended March 31, 2020	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$21	$21
Residential real estate
1-4 family residential	5	209	210
Home equity lines of credit	4	100	102
Consumer
Indirect	10	61	61
Other	1	15	15
Total originated loans	21	$406	$409
Acquired loans:
Residential real estate
1-4 family residential	1	$68	$68
Total acquired loans	1	$68	$68
Total loans	22	$474	$477

		Pre- Modification	Post- Modification
Three Months Ended March 31, 2019	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	3	$73	$75
Home equity lines of credit	1	40	40
Consumer
Indirect	12	105	105
Total originated loans	16	$218	$220
Acquired loans:
Residential real estate
1-4 family residential	2	$51	$55
Total acquired loans	2	$51	$55
Total loans	18	$269	$275

There were $5 thousand and $6 thousand in charge offs and a $5 thousand and $6 thousand increase to the provision for loan losses during the three month periods ended March 31, 2020 and 2019, respectively, as a result of outstanding troubled debt restructurings.

There were two commercial farmland loans and one commercial loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month period ended March 31, 2020.  There were two commercial farmland and one commercial loan that were past due at March 31, 2020.  There was no provision recorded as a result of the defaults during 2020.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

As of March 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
March 31, 2020
Originated loans:
Commercial real estate
Owner occupied	$188,841	$3,073	$1,551	$193,465
Non-owner occupied	278,852	7,092	77	286,021
Farmland	138,919	1,815	380	141,114
Other	90,895	246	181	91,322
Commercial
Commercial and industrial	246,242	1,453	3,504	251,199
Agricultural	42,736	47	337	43,120
Total originated loans	$986,485	$13,726	$6,030	$1,006,241
Acquired loans:
Commercial real estate
Owner occupied	$53,806	$104	$1,039	$54,949
Non-owner occupied	65,387	53	777	66,217
Farmland	31,961	0	2,457	34,418
Other	21,256	0	66	21,322
Commercial
Commercial and industrial	28,768	0	2,748	31,516
Agricultural	4,816	332	95	5,243
Total acquired loans	$205,994	$489	$7,182	$213,665
Total loans	$1,192,479	$14,215	$13,212	$1,219,906

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2019
Originated loans:
Commercial real estate
Owner occupied	$177,540	$5,357	$1,026	$183,923
Non-owner occupied	279,103	7,374	47	286,524
Farmland	136,674	1,457	384	138,515
Other	93,082	0	189	93,271
Commercial
Commercial and industrial	238,351	1,673	3,784	243,808
Agricultural	46,283	6	33	46,322
Total originated loans	$971,033	$15,867	$5,463	$992,363
Acquired loans:
Commercial real estate
Owner occupied	$34,707	$110	$607	$35,424
Non-owner occupied	10,246	54	119	10,419
Farmland	32,112	0	3,265	35,377
Other	5,891	0	69	5,960
Commercial
Commercial and industrial	10,570	0	1,080	11,650
Agricultural	5,617	317	113	6,047
Total acquired loans	$99,143	$481	$5,253	$104,877
Total loans	$1,070,176	$16,348	$10,716	$1,097,240

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at March 31, 2020, other real estate owned and foreclosure properties were $131 thousand and $231 thousand, respectively.  At December 31, 2019 other real estate owned and foreclosure properties were $19 thousand and $316 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of March 31, 2020 and December 31, 2019.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
March 31, 2020
Originated loans:
Performing	$313,813	$93,346	$169,461	$28,553	$9,252
Nonperforming	1,645	711	696	326	14
Total originated loans	$315,458	$94,057	$170,157	$28,879	$9,266
Acquired loans:
Performing	$105,310	$20,669	$0	$7,308	$100
Nonperforming	5,084	230	0	158	0
Total acquired loans	110,394	20,899	0	7,466	100
Total loans	$425,852	$114,956	$170,157	$36,345	$9,366

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2019
Originated loans:
Performing	$322,554	$91,291	$171,037	$27,358	$9,478
Nonperforming	1,672	683	688	209	6
Total originated loans	$324,226	$91,974	$171,725	$27,567	$9,484
Acquired loans:
Performing	$62,611	$19,397	$0	$5,893	$154
Nonperforming	845	248	0	175	0
Total acquired loans	63,456	19,645	0	6,068	154
Total loans	$387,682	$111,619	$171,725	$33,635	$9,638

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three months ended March 31, 2020 and 2019.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended March 31, 2020
Service charges on deposit accounts	$0	$1,095	$1,095
Debit card and EFT fees	0	851	851
Trust fees	1,857	0	1,857
Insurance agency commissions	0	883	883
Retirement plan consulting fees	380	0	380
Investment commissions	0	423	423
Other (outside the scope of ASC 606)	0	2,226	2,226
Total noninterest income	$2,237	$5,478	$7,715

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended March 31, 2019
Service charges on deposit accounts	$0	$1,074	$1,074
Debit card and EFT fees	0	778	778
Trust fees	1,858	0	1,858
Insurance agency commissions	0	803	803
Retirement plan consulting fees	358	0	358
Investment commissions	0	260	260
Other (outside the scope of ASC 606)	0	1,389	1,389
Total noninterest income	$2,216	$4,304	$6,520

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

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company.  The sales are conducted through a third-party broker-dealer.  When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to Cetera.  Investment commissions represent only 1.2% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended March 31, 2020 and for the year ended December 31, 2019, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2020 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$3,840	$0	$3,840	$0
State and political subdivisions	267,583	0	267,583	0
Corporate bonds	3,343	0	3,343	0
Mortgage-backed securities-residential	133,921	0	133,916	5
Collateralized mortgage obligations	33,051	0	33,051	0
Small Business Administration	6,305	0	6,305	0
Equity securities
Equity securities at fair value	444	444	0	0
Other investments measured at net asset value	7,636	n/a	n/a	n/a
Total investment securities	$456,123	$444	$448,038	$5
Loan yield maintenance provisions	$4,810	$0	$4,810	$0
Financial Liabilities
Interest rate swaps	$4,810	$0	$4,810	$0

	Fair Value Measurements at December 31, 2019 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$3,811	$0	$3,811	$0
State and political subdivisions	261,425	0	261,425	0
Corporate bonds	1,260	0	1,260	0
Mortgage-backed securities-residential	147,910	0	147,905	5
Collateralized mortgage obligations	11,347	0	11,347	0
Small Business Administration	6,480	0	6,480	0
Equity securities
Equity securities at fair value	594	594	0	0
Other investments measured at net asset value	7,315	n/a	n/a	n/a
Total investment securities	$440,142	$594	$432,228	$5
Loan yield maintenance provisions	$1,898	$0	$1,898	$0
Financial Liabilities
Interest rate swaps	$1,898	$0	$1,898	$0

There were no significant transfers between Level 1 and Level 2 during the three month period ended March 31, 2020 and 2019.  For additional information related to yield maintenance provisions and interest rate swaps see Interest – Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended March 31,
(In Thousands of Dollars)	2020	2019
Beginning Balance	$5	$6
Transfers from level 2	0	0
Repayments, calls and maturities	0	0
Ending Balance	$5	$6

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2020 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
1–4 family residential	$254	$0	$0	$254
Consumer indirect	25	0	0	25
Other real estate owned
1–4 family residential	77	0	0	77

	Fair Value Measurements at December 31, 2019 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
1–4 family residential	$183	$0	$0	$183
Consumer	12	0	0	12

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $297 thousand with a valuation allowance of $18 thousand at March 31, 2020, resulting in an additional provision for loan losses of $5 thousand for the three month period ending March 31, 2020.  At December 31, 2019, impaired loans had a principal balance of $208 thousand, with a valuation allowance of $13 thousand.  Loans measured at fair value resulted in an additional provision for loan losses of $223 thousand for the three month period ending March 31, 2019.  Excluded from the fair value of impaired loans, at March 31, 2020 and December 31, 2019, discussed above are $575 thousand and $583 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended March 31, 2020 and December 31, 2019:

March 31, 2020	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Residential	$254	Sales comparison	Adjustment for differences between comparable sales	(40.00%) - 47.15% (17.77%)
Consumer	25	Sales comparison	Adjustment for differences between comparable sales	(10.00%) - 10.00% 0.00%
Other Real Estate owned residential	77	Sales comparison	Adjustment for differences between comparable sales	(0%) - 0% 0%

December 31, 2019	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Residential	$183	Sales comparison	Adjustment for differences between comparable sales	(24.26%) - 23.74% 14.53%
Consumer	12	Sales comparison	Adjustment for differences between comparable sales	(12.95%) - 12.95% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at March 31, 2020 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$83,107	$30,943	$52,164	$0	$83,107
Restricted stock	18,757	n/a	n/a	n/a	n/a
Loans held for sale	3,272	0	3,370	0	3,370
Loans, net	1,961,630	0	0	1,957,445	1,957,445
Accrued interest receivable	8,602	0	2,713	5,889	8,602
Financial liabilities
Deposits	2,246,277	1,591,705	631,227	0	2,222,932
Short-term borrowings	19,998	0	19,998	0	19,998
Long-term borrowings	76,854	0	78,869	0	78,869
Accrued interest payable	1,346	51	1,295	0	1,346

		Fair Value Measurements at December 31, 2019 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$70,760	$23,229	$47,531	$0	$70,760
Restricted stock	11,729	n/a	n/a	n/a	n/a
Loans held for sale	2,600	0	2,678	0	2,678
Loans, net	1,797,052	0	0	1,760,062	1,760,062
Accrued interest receivable	7,552	0	2,578	4,974	7,552
Financial liabilities
Deposits	2,008,964	1,457,309	495,222	0	1,952,531
Short-term borrowings	77,050	0	77,050	0	77,050
Long-term borrowings	45,147	0	45,998	0	45,998
Accrued interest payable	1,070	61	1,009	0	1,070

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

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of Maple Leaf in January 2020 and other past acquisitions totaled $47.4 million and $38.2 million at March 31, 2020 and December 31, 2019.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30 or when a triggering event occurs. The fair value of the reporting unit is determined based on a discounted cash flow model.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	March 31, 2020		December 31, 2019
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,033)	$7,210	$(5,938)
Non-compete contracts	430	(385)	430	(384)
Trade name	520	(287)	520	(277)
Core deposit intangible	6,980	(3,597)	6,254	(3,371)
Total	$15,140	$(10,302)	$14,414	$(9,970)

Aggregate amortization expense was $332 thousand for the three month period ended March 31, 2020.  Amortization expense was $327 thousand for the three months ended March 31, 2019.

Estimated amortization expense for each of the next five periods and thereafter:

2020 (9 months)	$995
2021	1,264
2022	1,090
2023	617
2024	314
Thereafter	558
Total	$4,838

Leases:

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of 10 months to 10.25 years, some of which include options to extend the lease for up to 10 years and some of which include options to terminate the leases within 10 months.

The right of use asset and lease liability were $4.9 million and $5.0 million as of March 31, 2020. At March 31, 2019, the right of use asset and lease liability were $3.5 million.

Lease payments made for the three month period ended March 31, 2020 and 2019 were $195 thousand and $146 thousand, respectively. Interest expense and amortization expense on finance leases for the three month period ended March 31, 2020 was $23 thousand and $107 thousand, and $27 thousand and $89 thousand for the three month period ended March 31, 2019.  The weighted-average remaining lease term for all leases was 5.5 years as of March 31, 2020 and the weighted-average discount rate was 3.07%.

Maturities of lease liabilities are as follows as of March 31, 2020:

2020 (9 months)	$588
2021	781
2022	607
2023	503
2024	333
Thereafter	3,230
Total Payments	6,042
Less: Imputed Interest	(1,030)
Total	$5,012

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

Summary information about these interest-rate swaps at periods ended March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Notional amounts (In thousands)	$43,310	$42,178
Weighted average pay rate on interest-rate swaps	4.63%	4.60%
Weighted average receive rate on interest-rate swaps	2.87%	4.02%
Weighted average maturity (years)	4.4	4.2
Fair value of interest-rate swaps (In thousands)	$(4,810)	$(1,898)
Fair value of loan yield maintenance provisions (In thousands)	$4,810	$1,898

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month period ended March 31, 2020 and 2019 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended March 31,
	2020	2019
Basic EPS
Net income (In thousands)	$8,639	$8,388
Weighted average shares outstanding	28,535,371	27,790,028
Basic earnings per share	$0.30	$0.30

Diluted EPS
Net income (In thousands)	$8,639	$8,388
Weighted average shares outstanding for basic earnings per share	28,535,371	27,790,028
Dilutive effect of restricted stock awards	174,632	193,301
Weighted average shares for diluted earnings per share	28,710,003	27,983,329
Diluted earnings per share	$0.30	$0.30

There were no restricted stock awards that were considered anti-dilutive for the three month periods ended March 31, 2020 and 2019.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of the Company’s executives with those of the Company’s shareholders.  There were 19,045 service time based share awards and 50,187 performance based share awards granted under the 2017 Plan during the three month period ended March 31, 2020, as shown in the table below.  The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2022.  As of March 31, 2020, 406,315 shares are still available to be awarded from the 2017 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $337 thousand for the three month period ended March 31, 2020.  Expense recognized was $320 thousand for the three month period ended March 31, 2019.  As of March 31, 2020, there was $2.3 million of total unrecognized compensation expense related to the nonvested shares granted under the 2017 Plan.  The remaining cost is expected to be recognized over 2.9 years.

The following is the activity under the Plans during the three month period ended March 31, 2020.

	Three Months Ended March 31, 2020
	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	81,165	$14.17	192,665	$13.72
Granted	19,045	15.75	50,187	15.93
Vested	(2,000)	14.65	0	0
Forfeited	0	0	0	0
Ending balance - non-vested shares	98,210	$14.47	242,852	$14.18

The 2,000 shares that vested during the three month period ended March 31, 2020 had a weighted average fair value of $16.26 per share at vesting date.

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$(12,217)	$2,565	$(9,652)
Reclassification adjustment for (gains) losses included in net income (1)	(256)	54	(202)
Net other comprehensive income (loss)	$(12,473)	$2,619	$(9,854)

	Three Months Ended March 31, 2019
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the period	$5,821	$(1,223)	$4,598
Reclassification adjustment for losses included in net income (1)	34	(7)	27
Net other comprehensive income (loss)	$5,855	$(1,230)	$4,625

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) were phased in between January 1, 2016 and January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of March 31, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer phased in beginning January 1, 2016 and increased each year until it was fully implemented at 2.5% on January 1, 2019.  The additional capital conservation buffer is 2.5%.  Excluding the additional buffer, Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At March 31, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at March 31, 2020 and December 31, 2019:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Common equity tier 1 capital ratio
Consolidated	$253,014	12.26%	$92,891	4.5%	N/A	N/A
Bank	240,670	11.57%	93,568	4.5%	$135,154	6.5%
Total risk based capital ratio
Consolidated	277,167	13.43%	165,139	8.0%	N/A	N/A
Bank	255,622	12.29%	166,344	8.0%	207,929	10.0%
Tier I risk based capital ratio
Consolidated	262,215	12.70%	123,854	6.0%	N/A	N/A
Bank	240,670	11.57%	124,758	6.0%	166,344	8.0%
Tier I leverage ratio
Consolidated	262,215	10.18%	103,016	4.0%	N/A	N/A
Bank	240,670	9.34%	103,052	4.0%	128,815	5.0%

December 31, 2019
Common equity tier 1 capital ratio
Consolidated	$247,395	12.94%	$86,039	4.5%	N/A	N/A
Bank	213,507	11.19%	85,854	4.5%	$124,011	6.5%
Total risk based capital ratio
Consolidated	264,188	13.82%	152,958	8.0%	N/A	N/A
Bank	227,994	11.95%	152,629	8.0%	190,787	10.0%
Tier I risk based capital ratio
Consolidated	249,701	13.06%	114,719	6.0%	N/A	N/A
Bank	213,507	11.19%	114,472	6.0%	152,629	8.0%
Tier I leverage ratio
Consolidated	249,701	10.69%	93,406	4.0%	N/A	N/A
Bank	213,507	9.06%	94,304	4.0%	117,881	5.0%

Segment Information:

The reportable segments are determined by the products and services offered, primarily distinguished between banking and trust.  The trust and retirement consulting segments were combined in 2019.   The segments are also distinguished by the level of information provided to the chief operating decision makers in the Company, who use such information to review performance of various components of the business, which are then aggregated.  Loans, investments, and deposits provide the revenues in the banking operation.  All operations are domestic.  Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
March 31, 2020
Goodwill and other intangibles	$6,256	$49,500	$(3,558)	$52,198
Total assets	$14,208	$2,649,518	$4,523	$2,668,249

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2019
Goodwill and other intangibles	$6,326	$37,141	$(822)	$42,645
Total assets	$13,892	$2,430,784	$4,482	$2,449,158

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2020
Net interest income	$34	$22,352	$(84)	$22,302
Provision for loan losses	0	1,100	0	1,100
Service fees, security gains and other noninterest income	2,243	5,620	(148)	7,715
Noninterest expense	1,517	15,881	433	17,831
Amortization and depreciation expense	76	627	48	751
Income before taxes	684	10,364	(713)	10,335
Income taxes	144	1,759	(207)	1,696
Net income	$540	$8,605	$(506)	$8,639

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2019
Net interest income	$38	$19,949	$(22)	$19,965
Provision for loan losses	0	550	0	550
Service fees, security gains and other noninterest income	2,256	4,305	(41)	6,520
Noninterest expense	1,601	13,527	140	15,268
Amortization and depreciation expense	92	605	12	709
Income before taxes	601	9,572	(215)	9,958
Income taxes	126	1,556	(112)	1,570
Net income	$475	$8,016	$(103)	$8,388

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Contingencies:

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, although the Company establishes accruals where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure with respect to adverse claims in legal matters could change in the event of the discovery of additional facts in such matters or upon determinations by judges, juries, administrative agencies, or other finds or fact that are inconsistent with the Company’s evaluations of claims. During 2019, the Company accrued a charge of $505 thousand relating to a pending settlement of a legal contingency. The Company has insurance coverage for this contingency and expects to recover the amount of this estimated charge.  No amount for an expected insurance recovery has been recorded as of March 31, 2020.

Short-term borrowings:

There were $15 million in short-term Federal Home Loan Bank Advances at March 31, 2020 with a weighted average interest rate of 0.26%.  Short-term Federal Home Loan Bank Advances were $75 million at December 31, 2019.  The Company had $4.6 million and $1.7 million in securities sold under repurchase agreements for the periods ended March 31, 2020 and December 31, 2019, respectively.  In addition, the Company had no Federal funds purchased and has a $350 thousand balance on business lines of credit with one lending institution at March 31, 2020 and December 31, 2019.

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. Government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $4.9 million and $1.8 million at March 31, 2020 and December 31, 2019.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	March 31, 2020	December 31, 2019
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$119	$55
State and political subdivisions	2,060	627
Mortgage-backed securities - residential	1,974	948
Collateralized mortgage obligations - residential	495	70
Total repurchase agreements	$4,648	$1,700

Management believes the risks associated with the agreements are minimal and, in the case of collateral decline, the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

Long-term borrowings:

There were $67.7 million in long-term Federal Home Loan Bank Advances at March 31, 2020 with a weighted average interest rate of 1.39%.  Long-term Federal Home Loan Bank Advances were $42.8 million at December 31, 2019.  In addition, the Company had two Trust Preferred Debentures with an outstanding balance of $9.2 million at March 31, 2020 and $2.1 million at December 31, 2019.  The final maturity of this Debt is December 31, 2036.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $575.1 million and $577.9 million at March 31, 2020 and December 31, 2019, respectively.  Based on this collateral, the Bank is eligible to borrow an additional $492.4 million at March 31, 2020.  Each advance is subject to a prepayment penalty if paid prior to its maturity date.

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

Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on those forward-looking statements. The following, which is not intended to be an all-encompassing list, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in any forward-looking statement:

•	general economic conditions in markets where the Company conducts business, which could materially impact credit quality trends;
•

effects of the COVID-19 pandemic on the local, national, and international economy, our organization and employees, and our customers and suppliers and their business operations, financial condition, and including our customers’ ability to repay loans;

•	disruptions in the mortgage and lending markets and significant or unexpected fluctuations in interest rates related to COVID-19 and governmental responses, including financial stimulus packages;
•	general business conditions in the banking industry;
•	the regulatory environment;
•	general fluctuations in interest rates;
•	demand for loans in the market areas where the Company conducts business;
•	rapidly changing technology and evolving banking industry standards;
•	competitive factors, including increased competition with regional and national financial institutions;
•	and new service and product offerings by competitors and price pressures.

Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position.  There can be no assurance that future results will meet expectations.  While the Company believes that the forward-looking statements in the presentation are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made.  The Company does not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, expect as may be required by applicable law.

Overview

The Company’s results of operations for the quarter ended March 31, 2020 are discussed below.  However, the Company’s past results of operations may not reflect its future operating trends. In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s business, particularly for the remainder of 2020.  Regulatory actions in response to the COVID-19 pandemic have varied across jurisdictions and have included closure of nonessential businesses, affecting customers of the Company, although the Company as a financial institution has been considered an essential business.  The duration and extent of these regulatory measures is unknown.

The Company’s net income for the three months ended March 31, 2020 was $8.6 million, or $0.30 per diluted share, which compares to $8.4 million, or $0.30 per diluted share, for the three months ended March 31, 2019.  Net income excluding acquisition costs (non-GAAP) for the quarter ended March 31, 2020 was $9.7 million or $0.34 per share, compared to $8.4 million or $0.30 per share for the same quarter in 2019.  Annualized return on average assets and annualized return on average equity were 1.32% and 11.53%, respectively, for the three month period ending March 31, 2020, compared to 1.45% and 12.71% for the same three month period in 2019.  Excluding acquisition costs (non-GAAP), annualized return on average assets and annualized return on equity (non-GAAP) would have been 1.48% and 12.95% respectively, for the quarter ended March 31, 2020.  Farmers’ annualized return on average tangible equity (non-GAAP) was 13.81% for the quarter ended March 31, 2020 compared to 14.99% for the same quarter in 2019.  Excluding acquisition costs (non-GAAP), annualized return on average tangible equity would have been 15.50% for the quarter ended March 31, 2020.

In response to the rapidly evolving COVID-19 pandemic, the Company focused first on the well-being of its people, customers and communities. Preventative health measures were put in place including elimination of business related travel requirements, mandatory work from home for all employees able to do so, social distancing precautions for all employees in the office and customers visiting branches, and preventative cleaning at offices and branches. The Company also focused on business continuity measures, including forming a COVID-19 task force, monitoring potential business interruptions, making improvements to our remote working technology, and conducting regular discussions with our technology vendors.

Farmers is offering special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic. Through March 31, 2020, the Company has processed approximately 168 consumer payment deferral requests for a total of $8.3 million, including approximately 41 related to residential mortgages totaling $5.5 million.   From a business customer perspective, the Company has processed approximately 170 payment deferral requests totaling $89.1 million.  Farmers is also a preferred SBA lender and has dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the new Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, to obtain SBA approval and receive funding as quickly as possible. Through April 24, 2020, the Company has facilitated PPP assistance to 726 business customers totaling approximately $145.6 million.

On January 7, 2020, Farmers announced it completed the merger of Maple Leaf Financial (“Maple Leaf”), the holding company for Geauga Savings Bank, with branches located in Cuyahoga and Geauga Counties in Ohio.  The transaction increases Farmers’ market share in Cuyahoga and Geauga Counties and enables Farmers to continue building local scale throughout Northeast Ohio.

Total loans were $1.98 billion at March 31, 2020 compared to $1.81 billion at December 31, 2019, representing an annualized growth rate of 9.1%.  The increase in loans is a result of the acquisition of Maple Leaf along with the company’s focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  The increase in loans has occurred in many of the major loan categories but mainly in the commercial, commercial real estate and residential real estate loan categories.  Loans comprise 78.6% of the Bank's first quarter average earning assets at March 31, 2020, down slightly compared to 79.3% for the same period in 2019.  The growth in loans has resulted in a 12.2% increase in tax equated loan interest income, including fees, in the first quarter of 2020 compared to the same quarter in 2019.

Even though non-performing assets to total assets increased from 0.33% at March 31, 2019, they remain at a low level, currently at 0.45%.  Early stage delinquencies, which are loans 30 - 89 days delinquent were $19.1 million, or 0.96% of total loans, at March 31, 2020.  Net charge-offs for the current quarter were $635 thousand, compared to $365 thousand in the same quarter in 2019 and net charge-offs as a percentage of average net loans outstanding is only 0.13% for the quarter ended March 31, 2020, compared to 0.08% in the same quarter in 2019.  The amount of loans made to vulnerable industries (Restaurants, Transportation, Arts/Entertainment, Hotels and Oil & Gas) is less than 4.1% of our total loan portfolio,

The net interest margin for the three months ended March 31, 2020 was 3.75%, a 6 basis point decrease from the quarter ended March 31, 2019.  In comparing the first quarter of 2020 to the same period in 2019, asset yields decreased 5 basis points, while the cost of interest-bearing liabilities decreased 1 basis point.  Most of the decrease in the asset yields was the result of lower rates earned on tax-exempt securities, declining from 3.93% to 3.90%.  Loan yields also dropped one basis point from 5.06% to 5.05%.  Although the cost of interest bearing liabilities decreased one basis point, this was offset by the cost of time deposits, which increased from 1.83% to 1.98%, however the 1.98% remains unchanged to the most recent quarter.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in recent mergers, which increased the net interest margin by 6 and 4 basis points for the quarters ended March 31, 2020 and 2019, respectively.

The Company made progress in its effort to increase noninterest income, which increased 18.3% to $7.7 million for the quarter ended March 31, 2020 compared to $6.5 million in the same quarter of 2019.  Gains on the sale of mortgage loans increased $695 thousand or 104%, insurance agency commissions grew $80 thousand or 10%, security gains increased $147 thousand or 1,470% and investment commissions increased $163 thousand or 63% in comparing the first quarter of 2020 to the same quarter in 2019.

The Company has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the first quarter of 2020 increased 16.3% to $18.6 million compared to $16.0 million in the same quarter in 2019, primarily as a result of an increase in   salaries and employee benefits of $875 thousand or 9.4%, an increase in merger related costs of $1.3 million and a $138 thousand or 158.6% increase in FDIC insurance expense.  Annualized noninterest expenses excluding acquisition costs (non-GAAP) measured as a percentage of quarterly average assets decreased from 2.77% in the first quarter of 2019 to 2.63% in the first quarter of 2020.

The efficiency ratio for the quarter ended March 31, 2020 increased to 59.7% compared to 57.8% for the same quarter in 2019.  Excluding acquisition costs (non-GAAP) of $1.3 million, the efficiency ratio improved to 55.4% in the first quarter of 2020.  The improvement in net interest income and noninterest income in the first quarter of 2020 was offset by a slightly higher level of noninterest expenses as explained in the preceding paragraphs.

The Company’s return on average tangible equity (Non-GAAP) was 13.8% for the three month period ended March 31, 2020 compared to 15.0% for the same period in 2019.

Return on average tangible equity is a non-U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the tangible equity for the three month period ended March 31, 2020 and 2019, reconciliations are displayed in the table below.

Results of Operations The following is a comparison of selected financial ratios and other results at or for the three month period ended March 31, 2020 and 2019:

	At or for the Three Months Ended March 31,
(In Thousands, except Per Share Data)	2020	2019
Total assets	$2,668,249	$2,356,074
Net income	$8,639	$8,388
Diluted earnings per share	$0.30	$0.30
Return on average assets (annualized)	1.32%	1.45%
Return on average equity (annualized)	11.53%	12.71%
Efficiency ratio (tax equivalent basis) (1)	59.72%	57.83%
Equity to asset ratio	11.38%	11.58%
Tangible common equity ratio (2)	9.61%	9.92%
Dividends to net income	36.34%	29.80%
Net loans to assets	73.52%	73.42%
Loans to deposits	87.99%	89.22%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of March 31, 2020 and 2019, reconciliations of tangible common equity (non-GAAP) to U.S. GAAP total common stockholders’ equity and tangible assets (non-GAAP) to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	March 31, 2020	December 31, 2019	March 31, 2019
Stockholders' equity	$303,597	$299,309	$272,951
Less goodwill and other intangibles	52,198	42,645	43,625
Tangible common equity	251,399	256,664	229,326
Average stockholders' equity	301,408	300,355	267,736
Less average goodwill and other intangibles	51,103	42,859	43,840
Average tangible common equity	$250,305	$257,496	$223,896

Reconciliation of Total Assets to Tangible Assets

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	March 31, 2020	December 31, 2019	March 31, 2019
Total assets	$2,668,249	$2,449,158	$2,356,074
Less goodwill and other intangibles	52,198	42,645	43,625
Tangible assets	$2,616,051	$2,406,513	$2,312,449
Average assets	2,641,597	2,424,574	2,338,792
Less average goodwill and other intangibles	51,103	42,859	43,840
Average tangible assets	$2,590,494	$2,381,715	$2,294,952

Reconciliation of Net Income, Excluding Acquisition Related Costs

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	March 31, 2020	December 31, 2019	March 31, 2019
Net income	$8,639	$9,675	$8,388
Acquisistion related costs - tax equated	1,063	90	-
Net Income - adjusted	$9,702	$9,765	$8,388
Diluted EPS excluding acquisition costs	$0.34	$0.35	$0.30

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,927,468	$24,197	5.05%	$1,727,950	$21,571	5.06%
Taxable securities (4)	220,374	1,547	2.82	196,062	1,244	2.57
Tax-exempt securities (4) (6)	231,213	2,243	3.90	207,618	2,011	3.93
Equity securities (2)	16,304	140	3.45	11,932	175	5.95
Federal funds sold and other	57,900	149	1.04	34,789	196	2.28
TOTAL EARNING ASSETS	2,453,259	28,276	4.64	2,178,351	25,197	4.69
NONEARNING ASSETS
Cash and due from banks	38,720			33,380
Premises and equipment	24,951			22,419
Allowance for loan losses	(16,218)			(13,727)
Unrealized gains (losses) on securities	15,585			(4,437)
Other assets (3)	125,300			122,806
TOTAL ASSETS	$2,641,597			$2,338,792

INTEREST-BEARING LIABILITIES
Time deposits	$495,813	$2,442	1.98%	$368,117	$1,659	1.83%
Brokered time deposits	105,493	483	1.83	46,861	266	2.27
Savings deposits	425,276	321	0.30	420,613	308	0.30
Demand deposits	690,705	1,393	0.81	589,595	1,202	0.83
Short term borrowings	62,476	320	2.06	197,787	1,231	2.52
Long term borrowings	100,230	456	1.83	5,907	48	3.30
TOTAL INTEREST-BEARING LIABILITIES	1,879,993	5,415	1.16	1,628,880	4,714	1.17

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	448,319			428,520
Other liabilities	11,877			13,656
Stockholders' equity	301,408			267,736
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,641,597			$2,338,792
Net interest income and interest rate spread		$22,861	3.48%		$20,483	3.52%
Net interest margin			3.75%			3.81%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $1.0 million and $877 thousand for 2020 and 2019, respectively, and is reduced by amortization of $664 thousand and $702 thousand for 2020 and 2019, respectively.

(6)

For 2020, adjustments of $98 thousand and $461 thousand, respectively, were made to tax equate income on tax exempt loans and tax exempt securities.  For 2019, adjustments of $102 thousand and $416 thousand, respectively, were made to tax equate income on tax exempt loans and tax exempt securities. These adjustments were based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income.  Net interest income for the three month period ended March 31, 2020 was $22.3 million compared to $20.0 million for the same period in 2019.  On a tax equivalent basis net interest income was $22.9 million for the first quarter of 2020 compared to $20.5 million for the same period in 2019.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 6 basis points to 3.75% for the three months ended March 31, 2020, compared to 3.81% for the same three month period in the prior year.  In comparing the quarters ended March 31, 2020 and 2019, yields on earning assets decreased 5 basis points, while the cost of interest bearing liabilities decreased 1 basis point.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 6 basis points lower for the quarter ended March 31, 2020.

Noninterest Income.  Noninterest income increased 18.3% to $7.7 million for the quarter ended March 31, 2020 compared to $6.5 million in the same quarter of 2019.  Gains on the sale of mortgage loans increased $695 thousand or 104%, security gains increased $147 thousand or 1,470%, insurance agency commissions grew $80 thousand or 10% and investment commissions increased $163 thousand or 63% in comparing the first quarter of 2020 to the same quarter in 2019.

Noninterest Expense.  Total noninterest expenses for the first quarter of 2020 increased 16.3% to $18.6 million compared to $16.0 million in the same quarter in 2019, primarily as a result of an increase in salaries and employee benefits of $875 thousand or 9.4%, an increase in merger related costs of $1.3 million and a $138 thousand or 158.6% increase in FDIC insurance expense.  Annualized noninterest expenses measured as a percentage of quarterly average assets increased from 2.77% in the first quarter of 2019 to 2.81% in the first quarter of 2020.

The Company’s tax equivalent efficiency ratio for the three month period ended March 31, 2020 was 59.7% compared to 57.8% for the same period in 2019.  Excluding acquisition costs (non-GAAP) of $1.3 million, the efficiency ratio improved to 55.40% in the first quarter of 2020.  The improvement in net interest income and noninterest income in the first quarter of 2020 was offset by a slightly higher level of noninterest expenses as explained in the preceding paragraphs.

Income Taxes. Income tax expense totaled $1.7 million for the quarter ended March 31, 2020 and $1.6 million for the quarter ended March 31, 2019.  The effective tax rate for the three month period ended March 31, 2020 was 16.4% compared to the effective tax rate of 15.8% for the same period in 2019.

Other Comprehensive Income.  For the quarter ended March 31, 2020, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $9.9 million, compared to an unrealized gain of $4.6 million for the same period in 2019.  The negative change in the fair value of securities, as a result of the market’s reaction to the economy and COVID-19, for the three month period ended March 31, 2020 was the reason for the other comprehensive income decrease.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $12.3 million during the first three months of 2020 from $70.8 million to $83.1 million.  The increase in the cash balance is part of normal fluctuations on the Company’s $2.668 billion balance sheet.  The Company expects cash and cash equivalents to be reduced to December 31, 2019 levels over the next few months as cash is used for daily operations.

Securities.  Securities available-for-sale increased by $15.8 million since December 31, 2019.  The Company intends to maintain the securities portfolio’s current level, as a percentage of total assets, during the remaining months of 2020.

Loans. Gross loans increased $165.0 million since December 31, 2019.  The increase in loans has occurred across many of the major loan categories but especially the commercial, commercial real estate and residential real estate loan portfolios.  The Bank’s acquisition of Maple Leaf along with utilizing a talented lending and credit team while adhering to sound underwriting discipline helped to increase the loan portfolio.  The increase in average loan balances along with the loans acquired in the Maple Leaf merger helped the current quarter’s loan income improve to $24.2 million or 12.2% compared to $21.6 million or 16.5% in the same quarter ended March 31, 2019.

On a tax equated basis loan income improved by $2.6 million compared to the same quarter in 2019.  The average tax equivalent interest rate on the loan portfolio was 5.05% for the three month period ended March 31, 2020 compared to 5.06% for the same period in 2019.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Nonperforming loans	$11,845	$6,345	$6,749	$7,252	$7,578
Nonperforming loans as a % of total loans	0.60%	0.35%	0.38%	0.41%	0.43%
Loans delinquent 30-89 days	$19,067	$11,893	$9,076	$10,203	$9,082
Loans delinquent 30-89 days as a % of total loans	0.97%	0.66%	0.51%	0.57%	0.52%
Allowance for loan losses	$14,952	$14,487	$14,261	$14,222	$13,777
Allowance for loan losses as a % of loans	0.76%	0.80%	0.80%	0.80%	0.79%
Allowance for loan losses as a % of non-acquired loans	0.92%	0.89%	0.90%	0.91%	0.92%
Allowance for loan losses as a % of nonperforming loans	126.23%	228.32%	211.31%	196.11%	181.80%
Annualized net charge-offs to average net loans outstanding	0.13%	0.09%	0.12%	0.07%	0.08%
Non-performing assets	$11,976	$6,364	$6,823	$7,326	$7,786
Non-performing assets as a % of total assets	0.45%	0.26%	0.28%	0.30%	0.33%
Net charge-offs for the quarter	$635	$374	$511	$305	$365

In accordance with the accounting relief provisions of the CARES, the Bank has postponed the adoption of the current expected credit losses (“CECL”) accounting standards, primarily due to the impact that the COVID-19 pandemic is having on the economy and the lack of reasonable and supportable economic forecasts.  Had the Company adopted CECL as of January 1, 2020, the increase to the allowance for loan losses estimated to have ranged from 15% to 20% of the amount recorded at December 31, 2019, which did not consider potential COVID-19 pandemic related impacts.

For the three months ended March 31, 2020 and 2019, management recorded a $1.1 million and $550 thousand provision for loan losses. The larger provision for the current quarter was necessary for the allowance as a result of the impact of increased negative economic factors that exist in the current business environment. .  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses. The allowance for loan losses as a percentage of the total loan portfolio was 0.76% at March 31, 2020 and 0.79% at March 31, 2019.  The loan portfolios acquired at fair market value from Maple Leaf and other previous acquisitions were recorded at fair market value and without an associated allowance for loan loss.  When the acquired loans are excluded, the ratio of allowance for loan losses to total non-acquired loans is 0.92% at March 31, 2020 and 2019.  Early stage delinquencies, which are loans 30 - 89 days delinquent, as a percentage of total loans increased from 0.52% at March 31, 2019 to 0.97% at March 31, 2020 and non-performing loans as a percentage of total loans increased from 0.43% at March 31, 2019 to 0.60% at March 31, 2020.  The allowance for loan losses to non-performing loans decreased from 181.80% at March 31, 2019 to 126.23% at March 31, 2020.  The amount of loans made to vulnerable industries (Restaurants, Transportation, Arts/Entertainment, Hotels and Oil & Gas) is less than 4.1% of our total loan portfolio.  It is also important to note that the average FICO score of our consumer loan portfolio stands at a healthy 759.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at March 31, 2020 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $237.3 million from December 31, 2019 to March 31, 2020, for a balance of $2.25 billion.  The increase in deposits is the result of the addition of $183.3 million in deposits from the Maple Leaf acquisition and the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin.  Interest bearing accounts and brokered time deposits increased a combined $221.5 million, or 14.1%, during the first three months of 2020. The increase in interest bearing accounts is mostly due to an approximate increase of $65.2 million in public funds deposits and a $32.9 million increase in brokered time deposits.  Money market index accounts increased as customers moved funds out of certificates of deposit during the period.

At December 31, 2019 the balance in money market index accounts was $177.4 million and at March 31, 2020 it was $198.6 million, an increase of 12.0%.  The Company’s strategy is to grow deposit balances. At March 31, 2020, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 89.1% of total deposits.

Borrowings.  Total borrowing balances decreased 26.1% from $122.2 million at December 31, 2019 to $96.9 million at March 31, 2020.  During the three month period ended March 31, 2020 the Company was able to repay a net amount of $60.0 million in short-term FHLB advances as a result of the use of additional brokered time deposits.  The use of brokered time deposits also had a positive impact on the overall cost of funds due to lower interest rates.  While short term borrowings decreased by $57.1 million since December 31, 2019, long term borrowings increased $31.7 million during that same period ended March 31, 2020.  The Bank was able to lock in long term advances from the Federal Home Loan Bank at lower interest rates.

Capital Resources.  Total stockholders’ equity increased $4.3 million, or 1.4%, during the three month period ended March 31, 2020.  The increase in equity is due primarily to an increase in common stock due to the acquisition of Maple Leaf.  Shareholders received $0.11 per share in cash dividends in the first quarter of 2020.  The increased first quarter dividend to $0.11 is a 10.0% increase over the $0.10 paid in the last quarter of 2019.  Book value per share decreased slightly from $10.82 per share at December 31, 2019 to $10.79 per share at March 31, 2020.  The Company’s tangible book value, which is a non-GAAP measure, per share also decreased, from $9.28 per share at December 31, 2019 to $8.94 per share at March 31, 2020.  During the three month period ended March 31, 2020, 942,967 shares were repurchased into treasury stock. During March 2020, the repurchase program was suspended.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  New minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) were phased in from January 1, 2016 through January 1, 2019.  The Company must hold a capital conservation buffer of 2.5% above adequately capitalized risk-based capital ratios during 2020.  At March 31, 2020 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 12.26%, total risk-based capital ratio stood at 13.4%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 12.7% and 10.2%, respectively, at March 31, 2020.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2020.

Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to adopt a simple leverage ratio to measure capital adequacy.  The community bank leverage ratio framework removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that opts into the framework.

The community bank leverage ratio framework will first be available for banking organizations to use in their March 31, 2020, Call Report.  The Company has not elected to use the new framework as of March 31, 2020.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements.  These policies relate to determining the adequacy of the allowance for loan losses, if there is any impairment of goodwill or other intangible, and estimating the fair value of assets acquired and liabilities assumed in connection with the merger activity.  Additional information regarding these policies is included in the notes to the aforementioned 2019 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination), Note 4 (Loans), and the sections captioned “Loan Portfolio.”

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At March 31, 2020, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $5.4 million. The outstanding balance at March 31, 2020 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of March 31, 2020, the Bank had outstanding balances with the Federal Home Loan Bank of $82.7 million with additional borrowing capacity of approximately $492.4 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first three months of 2020, net cash provided by investing activities amounted to $3.4 million, compared to $3.9 million used in the same period in 2019.  Purchases of securities available for sale used $25.2 million at March 31, 2020 compared to $10.2 million used in the same period in 2019.   Loan originations and payments provided $15.6 million during the first three months of 2020 compared to $8.4 million used during the same period in 2019.  Cash provided by the proceeds from the sales of securities amounted to $15.1 million for the three months ended March 31, 2020, compared to $9.6 million in the same three month period of 2019.  There was also $8.0 million used in the purchase of Maple Leaf during the three months ended March 31, 2020.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $3.3 million for the period ended March 31, 2020, compared to $10.5 million provided in financing activities for the same period in 2019.  There were large swings in three line items during the three month period ended March 31, 2020 compared to the same period last year; changes in short term borrowings used $32.1 million in the three month period ended March 31, 2020, compared to $141.3 million used during the three month period ended March 31, 2019. There was also $54.1 million provided by deposits during the three month period ended March 31, 2020 compared to $154.6 million provided during the three month period ended March 31, 2019, and there was $14.2 million used in the repurchase of common shares in the current quarter compared to $202 thousand used in the same period of the prior year.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $397.4 million at March 31, 2020 and $372.4 at December 31, 2019.  Additionally, the Company has committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At March 31, 2020 the Company had invested $6.7 million in these funds.

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

The Company’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities.  Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company.  Additionally, the Company’s balance sheet is slightly asset sensitive and in the uncertain interest rate environment that exists today, the Company’s net interest margin could be under additional pressure should interest rates continue to remain low in the near future.

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

Changes In Interest Rate (basis points)	March 31, 2020 Result	December 31, 2019 Result	ALCO Guidelines
Net Interest Income Change
+300	5.2%	5.9%	-15%
+200	3.4%	4.0%	-10%
+100	1.7%	2.1%	-5%
-100	-3.2%	-4.4%	-5%
Net Present Value Of Equity Change
+300	18.1%	21.6%	-20%
+200	15.5%	19.0%	-15%
+100	10.4%	12.6%	-10%
-100	-10.7%	-19.7%	-10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at March 31, 2020.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business.  Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, although the Company establishes accruals where losses are deemed probable and reasonably estimable.  The Company’s assessment of the current exposure with respect to adverse claims in legal matters could change in the event of the discovery of additional facts in such matters or upon determinations by judges, juries, administrative agencies or other finders of fact that are inconsistent with the Company’s evaluation of claims. Additional disclosures relating to charges accrued during 2019 in connection with certain legal proceedings are included in the Contingencies Note.  It is possible that the ultimate resolution of other matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Item 1A.	Risk Factors

For a discussion of risk factors related to the Company, refer to Part 1, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The following risk factor should be read in conjunction with those risk factors.

The outbreak of the recent COVID-19 could adversely affect our business, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVlD-19, has caused severe disruptions in the U.S. economy, which could in turn disrupt the businesses, activities, and operations of our customers, as well as our business and operations. Moreover, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, including the time such outbreak takes to wane and the time it takes our markets to return to normal, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us.  Although we maintain contingency plans, the spread could also negatively impact the business and operations of third-party service providers who perform critical services for us. The spread of COVID-19, or another highly infectious or contagious disease, or the failure to contain such spread, could have a material adverse effect to our business, financial condition and results of operations.

Adverse changes in the ability or willingness of our customers to meet their repayment obligations to the Company could adversely impact our liquidity, financial condition and results of operations.

Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations, and our ability to collect on loans depends on the willingness and repayment ability of our customers. Adverse changes in the ability or willingness of a significant portion of our customers to repay their obligations to the Company, whether due to changes in general economic, political or social conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, prolonged public health crisis or a pandemic, such as COVID-19, or other causes, or events affecting our customers such as unemployment, major medical expenses, bankruptcy, divorce or death, could have a material effect on our liquidity, financial condition and results of operations.

We maintain an allowance for loan losses in our financial statements at a level considered adequate by Management to absorb probable loan losses inherent in the loan portfolio as of the balance sheet date, based on estimates and assumptions at that date. However, the amount of actual future loan losses we may incur is susceptible to changes in economic, operating and other conditions within our various local markets, which may be beyond our control, and such losses may exceed current estimates. Although Management believes that the Company’s allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot estimate loan losses with certainty, and we cannot provide any assurances that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our financial condition and results of operations.

In any event, any reduced liquidity could negatively impact our ability to be able to fund loans, or to pay the principal and interest on any of our outstanding debt securities at any time, including when due.

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

The following table summarizes the treasury stock activity under the program during the three month period ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				1,500,000
January 1-31	264,018	$15.91	264,018	1,235,982
February 1-29	327,121	15.77	327,121	908,861
March 1-31	351,828	13.73	351,828	557,033
Ending balance	942,967	$15.05	942,967	557,033

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

3.3	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

10.1*	Farmers National Banc Corp. 2020 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (filed herewith).

10.2*	Farmers National Banc Corp. 2020 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (filed herewith).

10.3*	Farmers National Banc Corp. 2020 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (filed herewith).

10.4*	Farmers National Banc Corp. 2020 Form of Performance-Based Cash Award Agreement 2017 Equity Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 7, 2020

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 7, 2020

/s/ Carl D. Culp
Carl D. Culp Senior Executive Vice President and Treasurer