Form 10-Q
period 2020-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2020-08-06
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, No Par Value	28,179,804 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$22,134	$23,229
Federal funds sold and other	81,820	47,531
TOTAL CASH AND CASH EQUIVALENTS	103,954	70,760
Securities available for sale	475,614	432,233
Equity securities	8,375	7,909
Loans held for sale	3,395	2,600
Loans	2,143,600	1,811,539
Less allowance for loan losses	16,960	14,487
NET LOANS	2,126,640	1,797,052
Premises and equipment, net	25,596	23,817
Goodwill	47,360	38,201
Other intangibles, net	4,506	4,444
Bank owned life insurance	35,939	35,527
Other assets	48,210	36,615
TOTAL ASSETS	$2,879,589	$2,449,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$593,162	$434,126
Interest-bearing	1,789,323	1,490,763
Brokered time deposits	57,000	84,075
TOTAL DEPOSITS	2,439,485	2,008,964
Short-term borrowings	3,382	77,050
Long-term borrowings	76,733	45,147
Other liabilities	28,637	18,688
TOTAL LIABILITIES	2,548,237	2,149,849
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares; issued 29,577,827 in 2020 and 28,179,598 in 2019	208,390	186,345
Retained earnings	122,061	108,851
Accumulated other comprehensive income (loss)	20,036	9,826
Treasury stock, at cost; 1,398,023 shares in 2020 and 508,859 in 2019	(19,135)	(5,713)
TOTAL STOCKHOLDERS' EQUITY	331,352	299,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,879,589	$2,449,158

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$24,744	$22,324	$48,843	$43,793
Taxable securities	1,278	1,238	2,825	2,482
Tax exempt securities	1,953	1,638	3,735	3,233
Dividends	137	171	277	346
Federal funds sold and other interest income	30	158	179	354
TOTAL INTEREST AND DIVIDEND INCOME	28,142	25,529	55,859	50,208
INTEREST EXPENSE
Deposits	3,860	4,359	8,499	7,794
Short-term borrowings	18	631	338	1,862
Long-term borrowings	343	48	799	96
TOTAL INTEREST EXPENSE	4,221	5,038	9,636	9,752
NET INTEREST INCOME	23,921	20,491	46,223	40,456
Provision for loan losses	2,400	750	3,500	1,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,521	19,741	42,723	39,156
NONINTEREST INCOME
Service charges on deposit accounts	753	1,093	1,848	2,167
Bank owned life insurance income	204	208	412	422
Trust fees	1,852	1,821	3,709	3,679
Insurance agency commissions	681	739	1,564	1,542
Security gains (losses), including fair value changes for equity securities	(26)	(18)	131	(8)
Retirement plan consulting fees	408	450	788	808
Investment commissions	304	327	727	587
Net gains on sale of loans	3,658	1,055	5,024	1,726
Debit card and EFT fees	967	887	1,818	1,665
Other operating income	335	567	985	1,184
TOTAL NONINTEREST INCOME	9,136	7,129	17,006	13,772
NONINTEREST EXPENSES
Salaries and employee benefits	9,713	9,266	19,944	18,622
Occupancy and equipment	1,675	1,650	3,475	3,367
State and local taxes	583	472	1,047	942
Professional fees	823	887	1,639	1,681
Merger related costs	48	(19)	1,367	(19)
Advertising	322	442	593	692
FDIC insurance	225	85	450	172
Intangible amortization	331	327	663	654
Core processing charges	934	803	1,795	1,594
Telephone and data	348	217	551	477
Other operating expenses	2,738	2,709	4,953	4,757
TOTAL NONINTEREST EXPENSES	17,740	16,839	36,477	32,939
INCOME BEFORE INCOME TAXES	12,917	10,031	23,252	19,989
INCOME TAXES	1,906	1,488	3,602	3,058
NET INCOME	$11,011	$8,543	$19,650	$16,931
EARNINGS PER SHARE - basic	$0.39	$0.31	$0.69	$0.61
EARNINGS PER SHARE - fully diluted	$0.39	$0.31	$0.69	$0.61

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
NET INCOME	$11,011	$8,543	$19,650	$16,931
Other comprehensive income:
Net unrealized holding gains on available for sale securities	25,411	9,203	13,194	15,024
Reclassification adjustment for (gains) losses realized in income	(14)	(1)	(270)	33
Net unrealized holding gains	25,397	9,202	12,924	15,057
Income tax effect	(5,333)	(1,920)	(2,714)	(3,150)
Other comprehensive income, net of tax	20,064	7,282	10,210	11,907
TOTAL COMPREHENSIVE INCOME	$31,075	$15,825	$29,860	$28,838

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	June 30, 2020	June 30, 2019
COMMON STOCK
Beginning balance	$209,214	$186,483
Issued 52,469 treasury shares in 2020 and 76,254 treasury shares in 2019 under the Long Term Incentive Plan	(1,173)	(1,140)
Stock compensation expense for unvested shares	349	344
Ending balance	208,390	185,687

RETAINED EARNINGS
Beginning balance	114,351	89,518
Net income	11,011	8,543
Dividends declared at $0.11 per share in 2020 and $0.09 per share in 2019	(3,301)	(2,504)
Ending balance	122,061	95,557

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	(28)	595
Other comprehensive income	20,064	7,282
Ending balance	20,036	7,877

TREASURY STOCK, AT COST
Beginning balance	(19,940)	(3,645)
Purchased 0 shares in 2020 and 85,479 shares in 2019	0	(1,186)
Issued 85,389 shares in 2020 and 120,017 shares in 2019 under the Long Term Incentive Plan	1,173	1,140
Retained 32,920 shares in 2020 and 43,763 shares in 2019 to cover tax withholdings under the Long Term Incentive Plan	(368)	(605)
Ending balance	(19,135)	(4,296)
TOTAL STOCKHOLDERS' EQUITY	$331,352	$284,825

	(In Thousands of Dollars)
	For the Six Months Ended
(Unaudited)	June 30, 2020	June 30, 2019
COMMON STOCK
Beginning balance	$186,345	$186,163
Issued 53,803 treasury shares in 2020 and 76,254 treasury shares in 2019 under the Long Term Incentive Plan	(1,195)	(1,140)
Issued 1,398,229 shares in 2020 as part of a business combination	22,554	0
Stock compensation expense for unvested shares	686	664
Ending balance	208,390	185,687

RETAINED EARNINGS
Beginning balance	108,851	83,630
Net income	19,650	16,931
Dividends declared at $0.22 per share in 2020 and $0.18 per share in 2019	(6,440)	(5,004)
Ending balance	122,061	95,557

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	9,826	(4,030)
Other comprehensive income	10,210	11,907
Ending balance	20,036	7,877

TREASURY STOCK, AT COST
Beginning balance	(5,713)	(3,443)
Purchased 942,967 shares in 2020 and 100,472 shares in 2019	(14,238)	(1,388)
Issued 87,389 shares in 2020 and 120,017 shares in 2019 under the Long Term Incentive Plan	1,195	1,140
Retained 33,586 shares in 2020 and 43,763 shares in 2019 to cover tax withholdings under the Long Term Incentive Plan	(379)	(605)
Ending balance	(19,135)	(4,296)
TOTAL STOCKHOLDERS' EQUITY	$331,352	$284,825

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Six Months Ended
(Unaudited)	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,650	$16,931
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,500	1,300
Depreciation and amortization	1,541	1,428
Net amortization of securities	1,162	1,199
Available for sale security (gain) loss	(270)	33
Realized (gains) losses on equity securities	139	(25)
Loss on premises and equipment sales and disposals, net	77	16
Stock compensation expense	686	664
Loss on adjustment of other real estate owned	4	59
Earnings on bank owned life insurance	(412)	(422)
Origination of loans held for sale	(116,360)	(23,251)
Proceeds from loans held for sale	120,589	25,121
Net gains on sale of loans	(5,024)	(1,726)
Net change in other assets and liabilities	(6,214)	(6,727)
NET CASH FROM OPERATING ACTIVITIES	19,068	14,600
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	20,314	13,746
Proceeds from sales of securities available for sale	15,372	9,646
Purchases of securities available for sale	(37,411)	(26,224)
Proceeds from sales of equity securities	37	672
Purchase of equity securities	(761)	(678)
Proceeds from redemption of restricted stock	3,964	8
Purchase of restricted stock	(1,825)	0
Loan originations and payments, net	(151,849)	(45,602)
Proceeds from sale of other real estate owned	126	135
Proceeds from land and building sales	502	62
Additions to premises and equipment	(2,891)	(969)
Net cash paid in business combinations	(8,136)	0
NET CASH FROM INVESTING ACTIVITIES	(162,558)	(49,204)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	247,270	200,915
Net change in short-term borrowings	(48,668)	(153,447)
Repayment of long-term borrowings	(1,476)	(391)
Cash dividends paid	(6,204)	(5,004)
Repurchase of common shares	(14,238)	(1,388)
NET CASH FROM FINANCING ACTIVITIES	176,684	40,685
NET CHANGE IN CASH AND CASH EQUIVALENTS	33,194	6,081
Beginning cash and cash equivalents	70,760	57,926
Ending cash and cash equivalents	$103,954	$64,007
Supplemental cash flow information:
Interest paid	$9,877	$9,368
Income taxes paid	$0	$3,050
Supplemental noncash disclosures:
Transfer of loans to other real estate	$41	$268
Security purchases not settled	$1,520	$5,407
Issuance of stock awards	$1,195	$1,309
Issuance of stock for business combinations	$22,554	$0

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of June 30, 2020.  Outstanding shares at June 30, 2020 were 28,179,804.

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

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  As the global response to contain COVID-19 continues or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.  While it is not possible to know the full universe or extent that the impact of COVID-19 will have on the Company’s operations, the Company will disclose potentially material items of which it is aware.

Financial position and results of operations:

The Company’s fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis.  During the six month period ended at June 30, 2020 the Company waived $780 thousand in fees.  The Company recognizes the breadth of the economic impact is likely to continue impacting its fee income in future periods.

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

New Accounting Standards:

Reacting to the global markets’ planned shift away from using major interbank reference rates, including the London Interbank Offered Rate (LIBOR), the FASB recently issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the burden of accounting for contract modifications related to reference rate reform. The amendments in ASU 2020-04 create a new Topic in the Codification, ASC 848, Reference Rate Reform, which contains guidance that is designed to simplify how entities account for contracts that are modified to replace LIBOR or other benchmark interest rates with new rates. The amendments in ASU 2020-04 give entities the option to apply expedients and exceptions to contract modifications that are made until December 31, 2022, if certain criteria are met.  If adopted, these amendments and exceptions should be applied to all eligible modifications to contracts that are accounted for under an ASC Topic or industry Subtopic.  The guidance in ASC 848 will not apply to any contract modifications made after December 31, 2022.  Management is still evaluating the ASU and has not adopted it as of June 30, 2020.

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

In accordance with the accounting relief provisions of CARES, the Bank has postponed the adoption of the current expected credit losses (“CECL”) accounting standards, primarily due to the impact that the COVID-19 pandemic is having on the economy and the lack of reasonable and supportable economic forecasts.  Had the Company adopted CECL as of January 1, 2020, the increase to the allowance for loan losses estimated to have ranged from 15% to 20% of the amount recorded at December 31, 2019, which did not consider potential COVID-19 pandemic related impacts.

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

(In Thousands of Dollars)
Consideration
Cash	$20,423
Stock	22,554
Fair value of total consideration transferred	$42,977
Fair value of assets acquired
Cash and due from financial institutions	$12,287
Securities available for sale	28,038
Loans	181,280
Premises and equipment	229
Core deposit intangible	725
Other assets	6,471
Total assets	229,030
Fair value of liabilities assumed
Deposits	183,251
Long-term borrowings	7,946
Accrued interest payable and other liabilities	4,015
Total liabilities	$195,212
Net assets acquired	33,818
Goodwill created	9,159
Total net assets acquired	$42,977

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

	For Three Months Ended June 30,		For Six Months Ended June 30,
(In thousands of dollars except per share results)	2020	2019	2020	2019
Net interest income	$23,921	$22,646	$46,403	$44,766
Net income	$11,011	$8,779	$19,670	$17,403
Basic earnings per share	$0.39	$0.32	$0.69	$0.63
Diluted earnings per share	$0.39	$0.31	$0.69	$0.62

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at June 30, 2020 and December 31, 2019 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
June 30, 2020
U.S. Treasury and U.S. government sponsored entities	$3,790	$123	$0	$3,913
State and political subdivisions	286,352	18,148	(54)	304,446
Corporate bonds	3,161	149	0	3,310
Mortgage-backed securities - residential	119,276	5,968	0	125,244
Collateralized mortgage obligations - residential	31,623	885	(3)	32,505
Small Business Administration	6,049	147	0	6,196
Totals	$450,251	$25,420	$(57)	$475,614

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2019
U.S. Treasury and U.S. government sponsored entities	$3,773	$41	$(3)	$3,811
State and political subdivisions	250,905	10,944	(424)	261,425
Corporate bonds	1,238	22	0	1,260
Mortgage-backed securities - residential	145,886	2,396	(372)	147,910
Collateralized mortgage obligations - residential	11,459	101	(213)	11,347
Small Business Administration	6,534	0	(54)	6,480
Totals	$419,795	$13,504	$(1,066)	$432,233

Proceeds from the sale of portfolio securities were $300 thousand and $15.4 million during the three and six month periods ended June 30, 2020, respectively.  Gross gains of $26 and $282 thousand along with gross losses of $12 and $12 thousand were realized on these sales during the three and six month periods ended June 30, 2020.  $40 thousand of realized losses during the three month period and $139 thousand of realized losses during the six month period were recognized in the income statement for equity securities as of June 30, 2020.  Proceeds from the sale of portfolio securities were $500 thousand during the three month and $10.3 million during the six month periods ended June 30, 2019.  Gross gains were $2 and $24 thousand along with gross losses of $2 and $57 thousand during the same three and six month periods ended June 30, 2019. $19 thousand of realized losses and $25 thousand of realized gains during the three and six month periods ended June 30, 2019 were recognized in the income statement for equity securities.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2020
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$835	$840
One to five years	6,069	6,236
Five to ten years	22,616	23,722
Beyond ten years	263,783	280,871
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	156,948	163,945
Total	$450,251	$475,614

The following table summarizes the available for sale investment securities with unrealized losses at June 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
June 30, 2020

State and political subdivisions	$3,050	$(54)	$0	$0	$3,050	$(54)
Mortgage-backed securities - residential	2	0	0	0	2	0
Collateralized mortgage obligations - residential	331	(3)	0	0	331	(3)
Total	$3,383	$(57)	$0	$0	$3,383	$(57)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2019

U.S. Treasury and U.S. government sponsored entities	$0	$0	$622	$(3)	$622	$(3)
State and political subdivisions	30,887	(424)	0	0	30,887	(424)
Corporate bonds	0	0	100	0	100	0
Mortgage-backed securities - residential	14,435	(98)	22,381	(274)	36,816	(372)
Collateralized mortgage obligations - residential	1,198	(18)	7,935	(195)	9,133	(213)
Small Business Administration	6,479	(54)	1	0	6,480	(54)
Total	$52,999	$(594)	$31,039	$(472)	$84,038	$(1,066)

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

Due to market changes during the six months of 2020, securities that had unrealized losses for greater than twelve months at December 31, 2019, appreciated and are in an unrealized gain position at June 30, 2020.  Unrealized losses are generally due to changes in interest rates or general market conditions.  As of June 30, 2020 and 2019, debt securities had net unrealized gains of $25.4 million and $10 million, respectively.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  Management concluded that the unrealized losses on debt securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

As of June 30, 2020, the Company’s security portfolio consisted of 643 securities, 64 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of state and political subdivisions, mortgage-backed securities, and collateralized mortgage obligations securities as discussed below.

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

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2020	December 31, 2019
Originated loans:
Commercial real estate
Owner occupied	$200,964	$184,311
Non-owner occupied	302,585	287,160
Farmland	142,210	138,702
Other	82,553	93,501
Commercial
Commercial and industrial	447,642	244,172
Agricultural	41,898	46,207
Residential real estate
1-4 family residential	315,633	324,964
Home equity lines of credit	90,954	91,958
Consumer
Indirect	165,624	166,149
Direct	25,419	27,415
Other	10,471	9,485
Total originated loans	$1,825,953	$1,614,024
Acquired loans:
Commercial real estate
Owner occupied	$50,933	$35,408
Non-owner occupied	61,739	10,439
Farmland	31,878	35,377
Other	16,568	5,960
Commercial
Commercial and industrial	24,370	11,651
Agricultural	5,570	6,047
Residential real estate
1-4 family residential	102,748	63,457
Home equity lines of credit	19,518	19,645
Consumer
Direct	6,745	6,068
Other	115	154
Total acquired loans	$320,184	$194,206
Net Deferred loan (fees) costs	(2,537)	3,309
Allowance for loan losses	(16,960)	(14,487)
Net loans	$2,126,640	$1,797,052

Purchased credit impaired loans

As part of past acquisitions, the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which it was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans, which are included in the loan balances above, are summarized in the following tables:

(In Thousands of Dollars)	June 30, 2020	December 31, 2019
Commercial real estate
Non-owner occupied	$642	$225
Commercial
Commercial and industrial	638	725
Total outstanding balance	$1,280	$950
Carrying amount, net of allowance of $0 in 2020 and 2019	$1,003	$690

Accretable yield, or income expected to be collected, is shown in the table below:

	Three Months Ended		Six Months Ended
(In Thousands of Dollars)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning balance	$89	$86	$65	$93
New loans purchased	0	0	32	0
Accretion of income	(8)	(7)	(16)	(14)
Ending balance	$81	$79	$81	$79

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three and six month periods ended June 30, 2020.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$6,561	$2,621	$2,911	$2,688	$171	$14,952
Provision for loan losses	1,349	654	32	186	179	2,400
Loans charged off	(97)	(49)	(34)	(344)	0	(524)
Recoveries	3	6	13	110	0	132
Total ending allowance balance	$7,816	$3,232	$2,922	$2,640	$350	$16,960

Six Months Ended June 30, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,843	$2,323	$2,875	$2,710	$736	$14,487
Provision for loan losses	2,066	1,149	161	510	(386)	3,500
Loans charged off	(97)	(247)	(142)	(787)	0	(1,273)
Recoveries	4	7	28	207	0	246
Total ending allowance balance	$7,816	$3,232	$2,922	$2,640	$350	$16,960

Three Months Ended June 30, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,195	$2,157	$2,813	$2,819	$793	$13,777
Provision for loan losses	374	46	211	125	(6)	750
Loans charged off	0	(14)	(126)	(448)	0	(588)
Recoveries	2	10	12	259	0	283
Total ending allowance balance	$5,571	$2,199	$2,910	$2,755	$787	$14,222

Six Months Ended June 30, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592
Provision for loan losses	533	153	183	307	124	1,300
Loans charged off	0	(58)	(147)	(949)	0	(1,154)
Recoveries	2	11	37	434	0	484
Total ending allowance balance	$5,571	$2,199	$2,910	$2,755	$787	$14,222

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of June 30, 2020 and December 31, 2019.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

June 30, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$2	$57	$0	$0	$59
Collectively evaluated for impairment	7,754	3,217	2,820	2,638	350	16,779
Acquired loans collectively evaluated for impairment	62	13	45	2	0	122
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$7,816	$3,232	$2,922	$2,640	$350	$16,960

Loans:
Loans individually evaluated for impairment	$541	$202	$3,162	$244	$0	$4,149
Loans collectively evaluated for impairment	726,976	483,243	403,196	207,036	0	1,820,451
Acquired loans	159,992	29,440	121,731	6,834	0	317,997
Acquired with deteriorated credit quality	580	423	0	0	0	1,003
Total ending loans balance	$888,089	$513,308	$528,089	$214,114	$0	$2,143,600

December 31, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$2	$59	$0	$0	$61
Collectively evaluated for impairment	5,790	2,309	2,777	2,708	736	14,320
Acquired loans collectively evaluated for impairment	53	12	39	2	0	106
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,843	$2,323	$2,875	$2,710	$736	$14,487

Loans:
Loans individually evaluated for impairment	$561	$205	$3,240	$247	$0	$4,253
Loans collectively evaluated for impairment	702,226	290,017	413,446	208,578	0	1,614,267
Acquired loans	86,431	17,110	82,615	6,173	0	192,329
Acquired with deteriorated credit quality	195	495	0	0	0	690
Total ending loans balance	$789,413	$307,827	$499,301	$214,998	$0	$1,811,539

The following tables present information related to impaired loans by class of loans as of June 30, 2020 and December 31, 2019:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2020
With no related allowance recorded:
Commercial real estate
Non-owner occupied	$38	$33	$0
Farmland	565	508	0
Commercial
Commercial and industrial	165	124	0
Agricultural	30	29	0
Residential real estate
1-4 family residential	2,819	2,072	0
Home equity lines of credit	478	382	0
Consumer	555	244	0
Subtotal	4,650	3,392	0

With an allowance recorded:
Commercial
Commercial and industrial	49	49	2
Residential real estate
1-4 family residential	615	614	44
Home equity lines of credit	112	94	13
Consumer	0	0	0
Subtotal	776	757	59
Total	$5,426	$4,149	$59

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2019
With no related allowance recorded:
Commercial real estate
Owner occupied	$22	$8	$0
Non-owner occupied	38	34	0
Farmland	570	519	0
Commercial
Commercial and industrial	179	141	0
Agricultural	11	11	0
Residential real estate
1-4 family residential	2,889	2,095	0
Home equity lines of credit	428	344	0
Consumer	480	247	0
Subtotal	4,617	3,399	0

With an allowance recorded:
Commercial
Commercial and industrial	53	53	2
Residential real estate
1-4 family residential	795	729	52
Home equity lines of credit	72	72	7
Consumer	0	0	0
Subtotal	920	854	61
Total	$5,537	$4,253	$61

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and six month periods ended June 30, 2020 and 2019:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended June 30,		For Three Months Ended June 30,
(In Thousands of Dollars)	2020	2019	2020	2019
With no related allowance recorded:
Commercial real estate
Owner occupied	$0	$316	$0	$5
Non-owner occupied	34	37	0	0
Farmland	512	29	6	0
Commercial
Commercial and industrial	125	146	2	3
Agricultural	29	4	1	0
Residential real estate
1-4 family residential	2,149	2,552	31	43
Home equity lines of credit	402	360	6	8
Consumer	258	124	7	6
Subtotal	3,509	3,568	53	65

With an allowance recorded:
Commercial real estate
Farmland	0	257	0	0
Commercial
Commercial and industrial	50	58	1	1
Residential real estate
1-4 family residential	628	1,286	6	8
Home equity lines of credit	81	141	1	1
Consumer	0	29	0	0
Subtotal	759	1,771	8	10
Total	$4,268	$5,339	$61	$75

	Average Recorded Investment		Interest Income Recognized
	For Six Months Ended June 30,		For Six Months Ended June 30,
(In Thousands of Dollars)	2020	2019	2020	2019
With no related allowance recorded:
Commercial real estate
Owner occupied	$0	$324	$0	$9
Non-owner occupied	34	37	0	0
Farmland	514	14	7	0
Commercial
Commercial and industrial	129	151	4	5
Agricultural	23	2	2	0
Residential real estate
1-4 family residential	2,144	2,623	69	86
Home equity lines of credit	385	354	12	13
Consumer	209	118	14	9
Subtotal	3,438	3,623	108	122

With an allowance recorded:
Commercial real estate
Farmland	0	257	0	0
Commercial
Commercial and industrial	51	59	2	2
Agricultural	0	0	0	0
Residential real estate
1-4 family residential	665	1,302	14	16
Home equity lines of credit	90	168	1	3
Consumer	0	18	0	0
Subtotal	806	1,804	17	21
Total	$4,244	$5,427	$125	$143

Cash basis interest recognized during the three and six month periods ended June 30, 2020 and 2019 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$0	$490	$6	$0
Farmland	8	0	14	0
Commercial
Commercial and industrial	497	0	567	0
Agricultural	65	0	0	0
Residential real estate
1-4 family residential	956	287	1,234	438
Home equity lines of credit	672	86	669	14
Consumer
Indirect	569	36	568	120
Direct	271	63	139	70
Other	0	6	0	6
Total originated loans	$3,038	$968	$3,197	$648
Acquired loans:
Commercial real estate
Owner occupied	$53	$0	$0	$0
Non-owner occupied	860	0	102	0
Farmland	508	0	519	0
Commercial
Commercial and industrial	514	0	602	0
Agricultural	6	0	9	0
Residential real estate
1-4 family residential	4,639	1,245	659	186
Home equity lines of credit	225	30	239	9
Consumer
Direct	136	3	151	24
Total acquired loans	$6,941	$1,278	$2,281	$219
Total loans	$9,979	$2,246	$5,478	$867

The following tables present the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019 by class of loans.  Note that loans modified to defer payments under the CARES Act are included in loans not past due.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2020
Originated loans:
Commercial real estate
Owner occupied	$130	$0	$490	$620	$199,957	$200,577
Non-owner occupied	0	3	0	3	301,994	301,997
Farmland	0	0	8	8	142,014	142,022
Other	0	0	0	0	82,380	82,380
Commercial
Commercial and industrial	73	161	497	731	440,609	441,340
Agricultural	39	233	65	337	41,690	42,027
Residential real estate
1-4 family residential	1,622	108	1,243	2,973	311,882	314,855
Home equity lines of credit	14	0	758	772	90,196	90,968
Consumer
Indirect	660	68	605	1,333	169,901	171,234
Direct	253	57	334	644	24,905	25,549
Other	7	2	6	15	10,456	10,471
Total originated loans:	$2,798	$632	$4,006	$7,436	$1,815,984	$1,823,420
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$53	$53	$50,876	$50,929
Non-owner occupied	0	0	860	860	60,879	61,739
Farmland	0	0	508	508	31,369	31,877
Other	65	0	0	65	16,503	16,568
Commercial
Commercial and industrial	3,978	314	514	4,806	19,565	24,371
Agricultural	0	0	6	6	5,564	5,570
Residential real estate
1-4 family residential	1,568	922	5,884	8,374	94,374	102,748
Home equity lines of credit	0	0	255	255	19,263	19,518
Consumer
Direct	59	0	139	198	6,547	6,745
Other	0	0	0	0	115	115
Total acquired loans	$5,670	$1,236	$8,219	$15,125	$305,055	$320,180
Total loans	$8,468	$1,868	$12,225	$22,561	$2,121,039	$2,143,600

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2019
Originated loans:
Commercial real estate
Owner occupied	$87	$0	$6	$93	$183,830	$183,923
Non-owner occupied	2	0	0	2	286,522	286,524
Farmland	0	0	14	14	138,501	138,515
Other	0	0	0	0	93,271	93,271
Commercial
Commercial and industrial	1,458	573	567	2,598	241,210	243,808
Agricultural	103	77	0	180	46,142	46,322
Residential real estate
1-4 family residential	3,811	207	1,672	5,690	318,536	324,226
Home equity lines of credit	270	21	683	974	91,000	91,974
Consumer
Indirect	1,599	533	688	2,820	168,905	171,725
Direct	537	272	209	1,018	26,549	27,567
Other	153	26	6	185	9,299	9,484
Total originated loans	$8,020	$1,709	$3,845	$13,574	$1,603,765	$1,617,339
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$0	$0	$35,424	$35,424
Non-owner occupied	0	0	102	102	10,317	10,419
Farmland	0	0	519	519	34,858	35,377
Other	69	0	0	69	5,891	5,960
Commercial
Commercial and industrial	47	1	602	650	11,000	11,650
Agricultural	0	8	9	17	6,030	6,047
Residential real estate
1-4 family residential	1,159	448	845	2,452	61,004	63,456
Home equity lines of credit	56	8	248	312	19,333	19,645
Consumer
Direct	347	21	175	543	5,525	6,068
Other	0	0	0	0	154	154
Total acquired loans	$1,678	$486	$2,500	$4,664	$189,536	$194,200
Total loans	$9,698	$2,195	$6,345	$18,238	$1,793,301	$1,811,539

Troubled Debt Restructurings:

Total troubled debt restructurings were $4.6 million at June 30, 2020 and December 31, 2019.  The Company has allocated $59 thousand and $61 thousand of specific reserves to loans whose terms have been modified in troubled debt restructurings at June 30, 2020 and December 31, 2019, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at June 30, 2020 and at December 31, 2019.

During the three and six month periods ended June 30, 2020 and 2019, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a reduction of the contractual monthly payment; a deferral of principal, interest and/or escrow; or a legal concession.  During the three month period ended June 30, 2020, the terms of such loans included a reduction of the stated interest rate of the loan of 2.25% and an extension of the maturity date of 183 months.  During the same three month period in 2019, the terms of such loans included a reduction of the stated interest rate of the loan of 0.24% and an extension of the maturity date of 124 months.  During the six month period ended June 30, 2020, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 1.00% and 2.25% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 168 to 183 months.  During the same six month period in 2019, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 0.24% and 2.74 % and an extension of the maturity date in the range of 86 to 124 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2020 and 2019:

		Pre- Modification	Post- Modification
Three Months Ended June 30, 2020	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	1	$36	$36
Consumer
Indirect	7	60	60
Total originated loans	8	$96	$96
Acquired loans:
Residential real estate
1-4 family residential	1	12	12
Total acquired loans	1	$12	$12
Total loans	9	$108	$108

		Pre- Modification	Post- Modification
Six Months Ended June 30, 2020	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$21	$21
Residential real estate
1-4 family residential	6	245	246
Home equity lines of credit	4	100	102
Consumer
Indirect	17	121	121
Other	1	15	15
Total originated loans	29	$502	$505
Acquired loans:
1-4 family residential	2	80	80
Total acquired loans	2	$80	$80
Total loans	31	$582	$585

		Pre- Modification	Post- Modification
Three Months Ended June 30, 2019	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$12	$12
Residential real estate
1-4 family residential	2	55	55
Home equity lines of credit	1	48	48
Consumer
Indirect	12	85	85
Other	1	18	18
Total originated loans	17	$218	$218
Acquired loans:
Commercial real estate
Farmland	1	86	86
Residential real estate
1-4 family residential	1	24	24
Consumer
Other	3	14	14
Total acquired loans	5	$124	$124
Total loans	22	$342	$342

		Pre- Modification	Post- Modification
Six Months Ended June 30, 2019	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$12	$12
Residential real estate
1-4 family residential	5	128	130
Home equity lines of credit	2	88	88
Consumer
Indirect	24	190	190
Other	1	18	18
Total originated loans	33	$436	$438
Acquired loans:
Commercial real estate
Farmland	1	86	86
Residential real estate
1-4 family residential	3	75	79
Consumer
Other	3	14	14
Total acquired loans	7	$175	$179
Total loans	40	$611	$617

There were $34 thousand and $39 thousand in charge offs and a $32 thousand and $37 thousand increase to the provision for loan losses during the three and six month periods ended June 30, 2020, respectively, as a result of outstanding troubled debt restructurings.  There were $44 thousand and $51 thousand in charge offs during the three and six month periods ended June 30, 2019, respectively. There was a $44 thousand and a $51 thousand increase to the provision during the three and six month period ended June 30, 2019, respectively, as a result of troubled debt restructurings.

There were two commercial farmland loans and one commercial loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and six month period ended June 30, 2020.  There were two commercial farmland loans past due at June 30, 2020.  There was no provision recorded as a result of the defaults during 2020.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were four commercial loans, one residential real estate loan, one home equity line of credit and one indirect loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and six month periods ended June 30, 2019.  There was no provision recorded as a result of the defaults during 2019.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Farmers is offering special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic.  The following table reports the number and amount of payment deferrals by loan type as of dates listed:

	March 31, 2020		June 30, 2020		July 24, 2020
	Outstanding Balance	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance	Number of Loans
Commercial real estate	$75,809	78	$43,954	44	$27,717	17
Commercial	11,839	81	8,515	69	5,848	36
Agricultural	1,492	11	8,340	22	2,505	12
Residential real estate	5,506	41	3,785	37	1,397	15
Consumer	2,840	127	1,858	100	539	36
Total	$97,486	338	$66,452	272	$38,006	116

The Company offered three month deferrals upon request by the borrowers.  The deferral requests began in the middle of March, 2020 and concluded at the end of the three month deferral period.  The decline in deferred loans and balances was due to the ending of the deferment period and that not all borrowers requested additional deferment.  The Company has granted a second three month deferral period to $23.8 million in commercial real estate loans and $5.7 million in commercial loans, which are included in the amounts detailed above.  The second deferral period was offered to a select group of customers within specific industry codes that may have a higher credit risk.  The Company anticipates that there will be a limited number of business customers with a total of a six month deferral period.

Farmers is also a preferred SBA lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the new Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, so they could obtain SBA approval and receive funding as quickly as possible. At June 30, 2020, the Company had facilitated PPP assistance to 1,675 business customers with an outstanding balance at June 30, 2020, totaling $199.1 million.

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

As of June 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
June 30, 2020
Originated loans:
Commercial real estate
Owner occupied	$196,043	$3,046	$1,488	$200,577
Non-owner occupied	294,761	3,678	3,558	301,997
Farmland	139,841	1,805	376	142,022
Other	81,814	386	180	82,380
Commercial
Commercial and industrial	435,979	1,362	3,999	441,340
Agricultural	41,658	44	325	42,027
Total originated loans	$1,190,096	$10,321	$9,926	$1,210,343
Acquired loans:
Commercial real estate
Owner occupied	$50,147	$99	$683	$50,929
Non-owner occupied	60,668	51	1,020	61,739
Farmland	29,798	0	2,079	31,877
Other	16,503	0	65	16,568
Commercial
Commercial and industrial	21,695	0	2,676	24,371
Agricultural	5,169	334	67	5,570
Total acquired loans	$183,980	$484	$6,590	$191,054
Total loans	$1,374,076	$10,805	$16,516	$1,401,397

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2019
Originated loans:
Commercial real estate
Owner occupied	$177,540	$5,357	$1,026	$183,923
Non-owner occupied	279,103	7,374	47	286,524
Farmland	136,674	1,457	384	138,515
Other	93,082	0	189	93,271
Commercial
Commercial and industrial	238,351	1,673	3,784	243,808
Agricultural	46,283	6	33	46,322
Total originated loans	$971,033	$15,867	$5,463	$992,363
Acquired loans:
Commercial real estate
Owner occupied	$34,707	$110	$607	$35,424
Non-owner occupied	10,246	54	119	10,419
Farmland	32,112	0	3,265	35,377
Other	5,891	0	69	5,960
Commercial
Commercial and industrial	10,570	0	1,080	11,650
Agricultural	5,617	317	113	6,047
Total acquired loans	$99,143	$481	$5,253	$104,877
Total loans	$1,070,176	$16,348	$10,716	$1,097,240

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at June 30, 2020, other real estate owned and foreclosure properties were $41 thousand and $241 thousand, respectively.  At December 31, 2019, other real estate owned and foreclosure properties were $19 thousand and $316 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2020 and December 31, 2019.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
June 30, 2020
Originated loans:
Performing	$313,612	$90,210	$170,629	$25,215	$10,465
Nonperforming	1,243	758	605	334	6
Total originated loans	$314,855	$90,968	$171,234	$25,549	$10,471
Acquired loans:
Performing	$96,864	$19,263	$0	$6,606	$115
Nonperforming	5,884	255	0	139	0
Total acquired loans	102,748	19,518	0	6,745	115
Total loans	$417,603	$110,486	$171,234	$32,294	$10,586

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2019
Originated loans:
Performing	$322,554	$91,291	$171,037	$27,358	$9,478
Nonperforming	1,672	683	688	209	6
Total originated loans	$324,226	$91,974	$171,725	$27,567	$9,484
Acquired loans:
Performing	$62,611	$19,397	$0	$5,893	$154
Nonperforming	845	248	0	175	0
Total acquired loans	63,456	19,645	0	6,068	154
Total loans	$387,682	$111,619	$171,725	$33,635	$9,638

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and six months ended June 30, 2020 and 2019.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended June 30, 2020
Service charges on deposit accounts	$0	$753	$753
Debit card and EFT fees	0	967	967
Trust fees	1,852	0	1,852
Insurance agency commissions	0	681	681
Retirement plan consulting fees	408	0	408
Investment commissions	0	457	457
Other	0	4,018	4,018
Total noninterest income	$2,260	$6,876	$9,136

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended June 30, 2019
Service charges on deposit accounts	$0	$1,093	$1,093
Debit card and EFT fees	0	887	887
Trust fees	1,821	0	1,821
Insurance agency commissions	0	739	739
Retirement plan consulting fees	450	0	450
Investment commissions	0	327	327
Other	0	1,812	1,812
Total noninterest income	$2,271	$4,858	$7,129

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Six Months Ended June 30, 2020
Service charges on deposit accounts	$0	$1,848	$1,848
Debit card and EFT fees	0	1,818	1,818
Trust fees	3,709	0	3,709
Insurance agency commissions	0	1,564	1,564
Retirement plan consulting fees	788	0	788
Investment commissions	0	880	880
Other	0	6,399	6,399
Total noninterest income	$4,497	$12,509	$17,006

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Six Months Ended June 30, 2019
Service charges on deposit accounts	$0	$2,167	$2,167
Debit card and EFT fees	0	1,665	1,665
Trust fees	3,679	0	3,679
Insurance agency commissions	0	1,542	1,542
Retirement plan consulting fees	808	0	808
Investment commissions	0	587	587
Other	0	3,324	3,324
Total noninterest income	$4,487	$9,285	$13,772

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

Other potential situations surrounding the recognition of Insurance revenue include the estimating potential refunds due to the likely cancellation of a percentage of customers cancelling their policies and recording revenue at the time of policy renewals.  Management concluded that since Insurance agency commissions represent only 2.1% of the Company’s total revenue, adjusting the current practice of recording insurance revenue for these situations would not have a material impact on the reporting of total revenue.

Retirement Plan Consulting Fees – Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 0.87% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended June 30, 2020 and for the year ended December 31, 2019, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2020 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$3,913	$0	$3,913	$0
State and political subdivisions	304,446	0	304,446	0
Corporate bonds	3,310	0	3,310	0
Mortgage-backed securities-residential	125,244	0	125,240	4
Collateralized mortgage obligations	32,505	0	32,505	0
Small Business Administration	6,196	0	6,196	0
Equity securities
Equity securities at fair value	406	406	0	0
Other investments measured at net asset value	7,969	n/a	n/a	n/a
Total investment securities	$483,989	$406	$475,610	$4
Loan yield maintenance provisions	$5,001	$0	$5,001	$0
Financial Liabilities
Interest rate swaps	$5,001	$0	$5,001	$0

	Fair Value Measurements at December 31, 2019 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$3,811	$0	$3,811	$0
State and political subdivisions	261,425	0	261,425	0
Corporate bonds	1,260	0	1,260	0
Mortgage-backed securities-residential	147,910	0	147,905	5
Collateralized mortgage obligations	11,347	0	11,347	0
Small Business Administration	6,480	0	6,480	0
Equity securities
Equity securities at fair value	594	594	0	0
Other investments measured at net asset value	7,315	n/a	n/a	n/a
Total investment securities	$440,142	$594	$432,228	$5
Loan yield maintenance provisions	$1,898	$0	$1,898	$0
Financial Liabilities
Interest rate swaps	$1,898	$0	$1,898	$0

There were no significant transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2020 and 2019.  For additional information related to yield maintenance provisions and interest rate swaps see Interest – Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended June 30,		Six Months ended June 30,
(In Thousands of Dollars)	2020	2019	2020	2019
Beginning Balance	$5	$6	$5	$6
Transfers from level 2	0	0	0	0
Repayments, calls and maturities	(1)	0	(1)	0
Ending Balance	$4	$6	$4	$6

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2020 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
1–4 family residential	$206	$0	$0	$206
Consumer indirect	8	0	0	8

	Fair Value Measurements at December 31, 2019 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
1–4 family residential	$183	$0	$0	$183
Consumer	12	0	0	12

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $230 thousand with a valuation allowance of $16 thousand at June 30, 2020, resulting in an additional provision for loan losses of $32 thousand and $37 thousand for the three and six months period ending June 30, 2020.  At December 31, 2019, impaired loans had a principal balance of $208 thousand, with a valuation allowance of $13 thousand.  Loans measured at fair value resulted in an additional provision for loan losses of $46 thousand for the three and six month period ending June 30, 2019.  Excluded from the fair value of impaired loans, at June 30, 2020 and December 31, 2019, discussed above are $561 thousand and $583 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended June 30, 2020 and December 31, 2019:

June 30, 2020	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Residential	$206	Sales comparison	Adjustment for differences between comparable sales	(40.00%) - 47.15% (17.77%)
Consumer	8	Sales comparison	Adjustment for differences between comparable sales	(10.00%) - 10.00% 0.00%

December 31, 2019	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Residential	$183	Sales comparison	Adjustment for differences between comparable sales	(24.26%) - 23.74% 14.53%
Consumer	12	Sales comparison	Adjustment for differences between comparable sales	(12.95%) - 12.95% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at June 30, 2020 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$103,954	$22,134	$81,820	$0	$103,954
Restricted stock	15,048	n/a	n/a	n/a	n/a
Loans held for sale	3,395	0	3,497	0	3,497
Loans, net	2,126,640	0	0	2,117,065	2,117,065
Accrued interest receivable	11,259	0	2,946	8,313	11,259
Financial liabilities
Deposits	2,439,485	1,902,092	551,608	0	2,453,700
Short-term borrowings	3,382	0	3,382	0	3,382
Long-term borrowings	76,733	0	79,901	0	79,901
Accrued interest payable	822	48	774	0	822

		Fair Value Measurements at December 31, 2019 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$70,760	$23,229	$47,531	$0	$70,760
Restricted stock	11,729	n/a	n/a	n/a	n/a
Loans held for sale	2,600	0	2,678	0	2,678
Loans, net	1,797,052	0	0	1,760,062	1,760,062
Accrued interest receivable	7,552	0	2,578	4,974	7,552
Financial liabilities
Deposits	2,008,964	1,457,309	495,222	0	1,952,531
Short-term borrowings	77,050	0	77,050	0	77,050
Long-term borrowings	45,147	0	45,998	0	45,998
Accrued interest payable	1,070	61	1,009	0	1,070

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

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of Maple Leaf in January 2020 and other past acquisitions totaled $47.4 million and $38.2 at June 30, 2020 and December 31, 2019.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting units is determined using a combination of a discounted cash flow method and a guideline public company method.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	June 30, 2020		December 31, 2019
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,128)	$7,210	$(5,938)
Non-compete contracts	430	(386)	430	(384)
Trade name	520	(298)	520	(277)
Core deposit intangible	6,980	(3,822)	6,254	(3,371)
Total	$15,140	$(10,634)	$14,414	$(9,970)

Aggregate amortization expense was $331 thousand and $663 thousand for the three and six month periods ended June 30, 2020.  Amortization expense was $327 thousand and $654 thousand for the three and six months ended June 30, 2019.

Estimated amortization expense for each of the next five periods and thereafter:

2020 (6 months)	$663
2021	1,264
2022	1,090
2023	617
2024	314
Thereafter	558
Total	$4,506

Leases:

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of 7 months to 10 years, some of which include options to extend the lease for up to 10 years and some of which include options to terminate the leases within 7 months.

The right of use asset and lease liability were $4.8 and $4.9 million as of June 30, 2020.  At June 30, 2019, the right of use asset and lease liability were $3.4 million.

Lease payments made for the three and six month period ended June 30, 2020 were $195 thousand and $390 thousand, while lease payments made for the three and six month period ended June 30, 2019 were $146 thousand and $292 thousand, respectively. Interest expense and amortization expense on finance leases for the three month period ended June 30, 2020 was $34 thousand and $107 thousand, and $57 thousand and $213 thousand for the six month period ended June 30, 2020.  Interest expense and amortization expense on finance leases for the three month period ended June 30, 2019 was $26 thousand and $89 thousand, and $53 thousand and $177 thousand for the six month period ended June 30, 2019.  The weighted-average remaining lease term for all leases was 5.2 years as of June 30, 2020 and the weighted-average discount rate was 3.1%.

Maturities of lease liabilities are as follows as of June 30, 2020:

2020 (6 months)	$392
2021	781
2022	607
2023	503
2024	333
Thereafter	3,230
Total Payments	5,846
Less: Imputed Interest	(992)
Total	$4,854

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

Summary information about these interest-rate swaps at periods ended June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Notional amounts (In thousands)	$42,639	$42,178
Weighted average pay rate on interest-rate swaps	4.63%	4.60%
Weighted average receive rate on interest-rate swaps	2.37%	4.02%
Weighted average maturity (years)	4.3	4.2
Fair value of interest-rate swaps (In thousands)	$(5,001)	$(1,898)
Fair value of loan yield maintenance provisions (In thousands)	$5,001	$1,898

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month and six month periods ended June 30, 2020 and 2019 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic EPS
Net income (In thousands)	$11,011	$8,543	$19,650	$16,931
Weighted average shares outstanding	28,167,920	27,794,821	28,349,404	27,792,438
Basic earnings per share	$0.39	$0.31	$0.69	$0.61

Diluted EPS
Net income (In thousands)	$11,011	$8,543	$19,650	$16,931
Weighted average shares outstanding for basic earnings per share	28,167,920	27,794,821	28,349,404	27,792,438
Dilutive effect of restricted stock awards	111,644	136,379	142,195	157,893
Weighted average shares for diluted earnings per share	28,279,564	27,931,200	28,491,599	27,950,331
Diluted earnings per share	$0.39	$0.31	$0.69	$0.61

There were no restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2020 and 2019.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of the Company’s executives with those of the Company’s shareholders.  There were 24,045 service time based share awards and 50,187 performance based share awards granted under the 2017 Plan during the six month period ended June 30, 2020, as shown in the table below.  The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2022.  As of June 30, 2020, 401,315 shares are still available to be awarded from the 2017 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $349 thousand and $686 thousand for the three and six month periods ended June 30, 2020, respectively.  During the prior periods, the expense recognized was $345 thousand and $664 thousand for the three and six month periods ended June 30, 2019, respectively.  As of June 30, 2020, there was $2.0 million of total unrecognized compensation expense related to the nonvested shares granted under the Plans.  The remaining cost is expected to be recognized over 2.7 years.

The following is the activity under the Plans during the six month period ended June 30, 2020.

	Six Months Ended June 30, 2020
	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	81,165	$14.17	192,665	$13.72
Granted	24,045	15.29	50,187	15.93
Vested	(23,077)	14.05	(64,312)	13.38
Forfeited	0	0	0	0
Ending balance - non-vested shares	82,133	$14.54	178,540	$14.47

The 87,389 shares that vested during the six month period ended June 30, 2020 had a weighted average fair value of $11.31 per share.

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three and six month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$25,411	$(5,336)	$20,075
Reclassification adjustment for (gains) included in net income (1)	(14)	3	(11)
Net other comprehensive income	$25,397	$(5,333)	$20,064

	Three Months Ended June 30, 2019
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$9,203	$(1,920)	$7,283
Reclassification adjustment for (gains) included in net income (1)	(1)	0	(1)
Net other comprehensive income	$9,202	$(1,920)	$7,282

	Six Months Ended June 30, 2020
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$13,194	$(2,771)	$10,423
Reclassification adjustment for (gains) included in net income (1)	(270)	57	(213)
Net other comprehensive income	$12,924	$(2,714)	$10,210

	Six Months Ended June 30, 2019
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$15,024	$(3,150)	$11,874
Reclassification adjustment for losses included in net income (1)	33	0	33
Net other comprehensive income	$15,057	$(3,150)	$11,907

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) are being phased in and began on January 1, 2015 and was fully implemented on January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of June 30, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at June 30, 2020 and December 31, 2019:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Common equity tier 1 capital ratio
Consolidated	$260,980	12.65%	$92,862	4.5%	N/A	N/A
Bank	251,335	12.20%	92,687	4.5%	$133,881	6.5%
Total risk based capital ratio
Consolidated	287,209	13.92%	165,089	8.0%	N/A	N/A
Bank	268,295	13.03%	164,777	8.0%	205,972	10.0%
Tier I risk based capital ratio
Consolidated	270,249	13.10%	123,817	6.0%	N/A	N/A
Bank	251,335	12.20%	123,583	6.0%	164,777	8.0%
Tier I leverage ratio
Consolidated	270,249	9.71%	111,367	4.0%	N/A	N/A
Bank	251,335	9.08%	110,775	4.0%	138,469	5.0%

December 31, 2019
Common equity tier 1 capital ratio
Consolidated	$247,395	12.94%	$86,039	4.5%	N/A	N/A
Bank	213,507	11.19%	85,854	4.5%	$124,011	6.5%
Total risk based capital ratio
Consolidated	264,188	13.82%	152,958	8.0%	N/A	N/A
Bank	227,994	11.95%	152,629	8.0%	190,787	10.0%
Tier I risk based capital ratio
Consolidated	249,701	13.06%	114,719	6.0%	N/A	N/A
Bank	213,507	11.19%	114,472	6.0%	152,629	8.0%
Tier I leverage ratio
Consolidated	249,701	10.69%	93,406	4.0%	N/A	N/A
Bank	213,507	9.06%	94,304	4.0%	117,881	5.0%

Segment Information:

The reportable segments are determined by the products and services offered, primarily distinguished between banking and trust.  The trust and retirement consulting segments were combined in 2019.   These segments are also distinguished by the level of information provided to the chief operating decision makers in the Company, who use such information to review performance of various components of the business, which are then aggregated.  Loans, investments, and deposits provide the revenues in the banking operation.  All operations are domestic.  Significant segment totals are reconciled to the financial statements as follows:

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
June 30, 2020
Goodwill and other intangibles	$6,186	$49,238	$(3,558)	$51,866
Total assets	$16,389	$2,864,313	$(1,113)	$2,879,589

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2019
Goodwill and other intangibles	$6,326	$37,141	$(822)	$42,645
Total assets	$13,892	$2,430,784	$4,482	$2,449,158

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2020
Net interest income	$30	$23,991	$(100)	$23,921
Provision for loan losses	0	2,400	0	2,400
Service fees, security gains and other noninterest income	2,322	6,948	(134)	9,136
Noninterest expense	1,512	15,300	138	16,950
Amortization and depreciation expense	77	645	68	790
Income before taxes	763	12,594	(440)	12,917
Income taxes	160	1,895	(149)	1,906
Net income	$603	$10,699	$(291)	$11,011

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2020
Net interest income	$64	$46,343	$(184)	$46,223
Provision for loan losses	0	3,500	0	3,500
Service fees, security gains and other noninterest income	4,565	12,723	(282)	17,006
Noninterest expense	3,029	31,336	571	34,936
Amortization and depreciation expense	153	1,272	116	1,541
Income before taxes	1,447	22,958	(1,153)	23,252
Income taxes	304	3,654	(356)	3,602
Net income	$1,143	$19,304	$(797)	$19,650

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2019
Net interest income	$40	$20,474	$(23)	$20,491
Provision for loan losses	0	750	0	750
Service fees, security gains and other noninterest income	2,292	4,924	(87)	7,129
Noninterest expense	1,520	14,326	274	16,120
Amortization and depreciation expense	92	615	12	719
Income before taxes	720	9,707	(396)	10,031
Income taxes	152	1,474	(138)	1,488
Net income	$568	$8,233	$(258)	$8,543

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2019
Net interest income	$78	$40,423	$(45)	$40,456
Provision for loan losses	0	1,300	0	1,300
Service fees, security gains and other noninterest income	4,548	9,352	(128)	13,772
Noninterest expense	3,121	27,977	413	31,511
Amortization and depreciation expense	184	1,220	24	1,428
Income before taxes	1,321	19,278	(610)	19,989
Income taxes	278	3,030	(250)	3,058
Net income	$1,043	$16,248	$(360)	$16,931

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Contingencies:

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, although the Company establishes accruals where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure with respect to adverse claims in legal matters could change in the event of the discovery of additional facts in such matters or upon determinations by judges, juries, administrative agencies, or other finds or fact that are inconsistent with the Company’s evaluations of claims. During 2019, the Company accrued a charge of $505 thousand relating to a pending settlement of a legal contingency. The Company has insurance coverage for this contingency and expects to recover the amount of this estimated charge.  No amount for an expected insurance recovery has been recorded as of June 30, 2020.

Short-term borrowings:

There were no short-term Federal Home Loan Bank Advances at June 30, 2020.  Short-term Federal Home Loan Bank Advances were $75 million at December 31, 2019.  The Company had $3.0 million and $1.7 million in securities sold under repurchase agreements for the periods ended June 30, 2020 and December 31, 2019, respectively.  In addition, the Company had no Federal funds purchased and has a $350 thousand balance with one lending institution at June 30, 2020 and December 31, 2019.

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. Government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $3.2 million and $1.8 million at June 30, 2020 and December 31, 2019.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	June 30, 2020	December 31, 2019
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$76	$55
State and political subdivisions	1,446	627
Mortgage-backed securities - residential	1,195	948
Collateralized mortgage obligations - residential	315	70
Total repurchase agreements	$3,032	$1,700

Management believes the risks associated with the agreements are minimal and, in the case of collateral decline, the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

Long-term borrowings:

There were $67.5 million in long-term Federal Home Loan Bank Advances at June 30, 2020 with a weighted average interest rate of 1.79%.  Long-term Federal Home Loan Bank Advances were $42.8 million at December 31, 2019.  In addition, the Company had two Trust Preferred Debentures with an outstanding balance of $9.3 million at June 30, 2020 and $2.1 million at December 31, 2019.  The final maturity of this Debt is December 31, 2036.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $648.0 million and $577.9 million at June 30, 2020 and December 31, 2019, respectively.  Based on this collateral, the Bank is eligible to borrow an additional $580.6 million at June 30, 2020.  Each advance is subject to a prepayment penalty if paid prior to its maturity date.

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

Overview

The Company’s results of operations for the quarter ended June 30, 2020 are discussed below.  However, the Company’s past results of operations may not reflect its future operating trends. In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s business, particularly for the remainder of 2020.  Regulatory actions in response to the COVID-19 pandemic have varied across jurisdictions and have included closure of nonessential businesses, affecting customers of the Company, although the Company as a financial institution has been considered an essential business.  The duration and extent of these regulatory measures is unknown.

The Company’s net income for the three months ended June 30, 2020 was $11.0 million, or $0.39 per diluted share, which compares to $8.5 million, or $0.31 per diluted share, for the three months ended June 30, 2019.  Net income excluding acquisition costs (non-GAAP) for the quarter ended June 30, 2020 was $11.1 million or $0.39 per share, compared to $8.5 million or $0.31 per share for the same quarter in 2019.  Annualized return on average assets and annualized return on average equity were 1.56% and 14.02%, respectively, for the three month period ending June 30, 2020, compared to 1.45% and 12.34% for the same three month period in 2019.  Farmers’ annualized return on average tangible equity (non-GAAP) was 16.69% for the quarter ended June 30, 2020 compared to 14.59% for the same quarter in 2019.

Net income for the six months ended June 30, 2020 was $19.7 million, or $0.69 per diluted share, compared to $16.9 million, or $0.61 per diluted share, for the same six month period in 2019.  Annualized return on average assets and return on average equity were 1.44% and 12.81%, respectively, for the six month period ending June 30, 2020, compared to 1.45% and 12.54% for the same period in 2019.

In response to the rapidly evolving COVID-19 pandemic, the Company focused first on the well-being of its people, customers and communities. Preventative health measures were put in place including elimination of business related travel requirements, work from home requirements for all employees able to do so and social distancing precautions for all employees in the office. At the beginning of the pandemic, the Company restricted access to branch lobbies to appointment only, but has now re-opened the lobbies using personal protective equipment and maintaining social distancing guidelines and continues to conduct preventative cleaning at all offices and branches. The Company also focused on business continuity measures, including forming a COVID-19 task force, monitoring potential business interruptions, making improvements to our remote working technology, and conducting regular discussions with our technology vendors.

Farmers is offering special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic. The following table reports the number and amount of payment deferrals by loan type as of dates listed:

	March 31, 2020		June 30, 2020		July 24, 2020
	Outstanding Balance	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance	Number of Loans
Commercial real estate	$75,809	78	$43,954	44	$27,717	17
Commercial	11,839	81	8,515	69	5,848	36
Agricultural	1,492	11	8,340	22	2,505	12
Residential real estate	5,506	41	3,785	37	1,397	15
Consumer	2,840	127	1,858	100	539	36
Total	$97,486	338	$66,452	272	$38,006	116

The Company offered three month deferrals upon request by the borrowers.  The deferral requests began in the middle of March, 2020 and concluded at the end of the three month deferral period.  The decline in deferred loans and balances was due to the ending of the deferment period and that not all borrowers requested additional deferment.  The Company has granted a second three month deferral period to $23.8 million in commercial real estate loans and $5.7 million in commercial loans, which are included in the amounts detailed above.  The second deferral period was offered to a select group of customers within specific industry codes that may have a higher credit risk.  The Company anticipates that there will be a limited number of business customers with a total of a six month deferral period.

Farmers is also a preferred SBA lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the new Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, so they could obtain SBA approval and receive funding as quickly as possible. The Company has facilitated PPP assistance to 1,675 business customers with an outstanding balance at June 30, 2020, totaling $199.1 million.

On January 7, 2020, Farmers announced it completed the merger of Maple Leaf Financial (“Maple Leaf”), the holding company for Geauga Savings Bank, with branches located in Cuyahoga and Geauga Counties in Ohio.  The transaction increased Farmers’ market share in Cuyahoga and Geauga Counties and enables Farmers to continue building local scale throughout Northeast Ohio.  As of January 7, 2020, Maple Leaf had total assets of $277.0 million, which included gross loans of $182.1 million, deposits of $183.1 million and equity of $32.1 million.

Total loans were $2.14 billion at June 30, 2020 compared to $1.81 billion at December 31, 2019, representing an annualized growth rate of 18.3%.  The increase in loans is a result of the Company’s focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  The increase in loans has occurred primarily in the PPP category, with $199.1 million in outstanding balances.  Loans now comprise 79.6% of the Bank's second quarter average earning assets at June 30, 2020, unchanged compared to the same period in 2019.  The growth in loans has resulted in a 10.8% increase in tax equated loan interest income, including fees, in the second quarter of 2020 compared to the same quarter in 2019.  A summary of loans summarized by industries that have particular vulnerability to the effects of COVID-19 and their outstanding balance as a percentage of total loans is shown in the following table:

	Outstanding Balance	% of total loans
Restaurants and Catering Facilities	$52,134,168	2.43%
Hotels	42,655,026	1.98%
Golf Courses	7,665,569	0.36%
Energy	1,073,850	0.05%
Total	$103,528,613	4.82%

Non-performing assets to total assets remain at a low level, currently at 0.43%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $10.3 million, or 0.48% of total loans, at June 30, 2020.  Net charge-offs for the current quarter were $392 thousand, compared to $305 thousand in the same quarter in 2019 and net charge-offs as a percentage of average net loans outstanding is only 0.08% for the quarter ended June 30, 2020, compared to 0.07% in the same quarter in 2019.  Loan modifications due to COVID-19 could negatively impact these ratios.  See Item 1A. Risk Factors in Part II – OTHER INFORMATION of this filing for additional risk factor discussion.  Lending to the energy sector is insignificant and less than 1% of the loan portfolio.

The net interest margin for the three months ended June 30, 2020 was 3.74%, a 10 basis point decrease from the quarter ended June 30, 2019.  In comparing the second quarter of 2020 to the same period in 2019, asset yields decreased 37 basis points, while the cost of interest-bearing liabilities decreased a similar 36 basis points.  Most of the decrease in the asset yields was the result of lower rates earned on loans, declining from 5.14% to 4.75% due to the decrease in the prime lending rate and the addition of the lower yielding PPP loans.  The cost of interest bearing liabilities decreased as the Federal Funds target rate was lowered to a target of 0-0.25% at the start of the COVID-19 pandemic in the United States.  Each of the major interest-bearing liability categories experienced cost decreases compared to one year ago.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in the previous mergers, which increased the net interest margin by 5 basis points for the quarters ended June 30, 2020 and 2019.

The net interest margin for the six months ended June 30, 2020 was 3.74%, a 9 basis point decrease from the six month period ended June 30, 2019.  Asset yields decreased 22 basis points, while the cost of interest-bearing liabilities decreased 19 basis points.  The reasons for the increases are similar to those for the second quarter discussed above.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in recent mergers, which increased the net interest margin by 5 basis points for the six months ended June 30, 2020 and 2019.

The Company made progress in its effort to increase noninterest income, which increased 28.15% to $9.1 million for the quarter ended June 30, 2020 compared to $7.1 million in the same quarter of 2019.  Gains on the sales of mortgage loans increased $2.6 million or 246.73%, as lower interest rates prompted an increase in mortgage loan refinancing and new home purchases.  Debit card interchange fees increased $80 thousand or 9.02%, but that increase was offset by $42 thousand or 9.33% less in retirement plan consulting fees and reduced income from SBIC Funds which impacted other operating income.  The Company also experienced a $340 thousand decrease in deposit account service charge income due to a change in consumer behavior and the waiver of some overdraft fees during the COVID-19 pandemic.  For the six month period, noninterest income increased 23.48% to $17.0 million during the first six months of 2020 compared to $13.8 million for the same period of 2019.  The reasons for the increases are similar to those for the second quarter discussed above.

The Company has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the second quarter of 2020 increased 5.35% to $17.7 million compared to $16.8 million in the same quarter in 2019, primarily as a result of increases in salaries and employee benefits of $447 thousand or 4.82%, FDIC insurance premiums of $140 thousand or 164.71% and core processing charges and telephone and data costs of $131 thousand each.  Other operating expenses also increased $29 thousand or 1.07%,  of which approximately $407 thousand of this increase was the result of an adjustment to mortgage servicing rights resulting from higher than expected mortgage loan payoffs.  These increases were offset by a $505 thousand drop in litigation settlement expense.  Annualized noninterest expenses excluding acquisition costs (non-GAAP) measured as a percentage of quarterly average assets decreased from 2.83% in the second quarter of 2019 to 2.50% in the second quarter of 2020.  For the six month period ended June 30, 2020 noninterest expenses increased 10.74% to $36.5 million compared to $32.9 million for the same period in 2019.  The reasons for the increases are similar to those for the third quarter discussed above.

The efficiency ratio for the quarter ended June 30, 2020 decreased to 50.75% compared to 58.28% for the same quarter in 2019.  The improvement in mortgage banking income and net interest income, accompanied with careful management of noninterest expenses were the main drivers of the improvement.

The Company’s return on average tangible equity (Non-GAAP) was 16.69% and 15.03% for the three and six month periods ended June 30, 2020 compared to 14.59% and 14.82% for the same periods in 2019.

Return on average tangible equity is a non-U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the tangible equity for the three and six month periods ended June 30, 2020 and 2019, reconciliations are displayed in the tables below.

Results of Operations The following is a comparison of selected financial ratios and other results at or for the three and six month periods ended June 30, 2020 and 2019:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In Thousands, except Per Share Data)	2020	2019	2020	2019
Total assets	$2,879,589	$2,405,949	$2,879,589	$2,405,949
Net income	$11,011	$8,543	$19,650	$16,931
Diluted earnings per share	$0.39	$0.31	$0.69	$0.61
Return on average assets (annualized)	1.56%	1.45%	1.44%	1.45%
Return on average equity (annualized)	14.02%	12.34%	12.81%	12.54%
Efficiency ratio (tax equivalent basis) (1)	50.75%	58.28%	55.04%	58.06%
Equity to asset ratio	11.48%	11.84%	11.48%	11.84%
Tangible common equity ratio (2)	9.88%	10.22%	9.88%	10.22%
Dividends to net income	28.15%	29.31%	31.57%	29.56%
Net loans to assets	73.85%	73.41%	73.85%	73.41%
Loans to deposits	88.87%	89.00%	88.87%	89.00%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of June 30, 2020 and 2019, reconciliations of tangible common equity (non-GAAP) to U.S. GAAP total common stockholders’ equity and tangible assets (non-GAAP) to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	June 30, 2020	December 31, 2019	June 30, 2019
Stockholders' equity	$331,352	$299,309	$284,825
Less goodwill and other intangibles	51,866	42,645	43,298
Tangible common equity	279,486	256,664	241,527
Average stockholders' equity	315,988	300,355	277,746
Less average goodwill and other intangibles	52,052	42,859	43,508
Average tangible common equity	$263,936	$257,496	$234,238

Reconciliation of Total Assets to Tangible Assets

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	June 30, 2020	December 31, 2019	June 30, 2019
Total assets	$2,879,589	$2,449,158	$2,405,949
Less goodwill and other intangibles	51,866	42,645	43,298
Tangible assets	$2,827,723	$2,406,513	$2,362,651
Average assets	2,842,730	2,424,574	2,369,388
Less average goodwill and other intangibles	52,052	42,859	43,508
Average tangible assets	$2,790,678	$2,381,715	$2,325,880

Reconciliation of Net Income, Excluding Acquisition Costs

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	June 30, 2020	December 31, 2019	June 30, 2019
Net Income	$11,011	$9,675	$8,543
Acquisition related costs - tax equated	41	90	(20)
Net Income - adjusted	$11,052	$9,765	$8,523
Diluted EPS excluding acquisition costs	$0.39	$0.35	$0.31

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$2,101,500	$24,842	4.75%	$1,749,828	$22,431	5.14%
Taxable securities (4)	197,906	1,278	2.60	195,934	1,238	2.53
Tax-exempt securities (4) (6)	252,818	2,459	3.91	211,533	2,065	3.92
Equity securities (2)	17,687	137	3.12	12,055	171	5.69
Federal funds sold and other	70,279	30	0.17	29,205	158	2.17
TOTAL EARNING ASSETS	2,640,190	28,746	4.38	2,198,555	26,063	4.75
NONEARNING ASSETS
Cash and due from banks	33,977			34,097
Premises and equipment	25,615			24,543
Allowance for loan losses	(15,525)			(13,908)
Unrealized gains (losses) on securities	11,787			2,651
Other assets (3)	146,686			123,450
TOTAL ASSETS	$2,842,730			$2,369,388

INTEREST-BEARING LIABILITIES
Time deposits	$493,048	$2,181	1.78%	$401,005	$1,984	1.98%
Brokered time deposits	84,198	319	1.52	94,463	559	2.35
Savings deposits	457,188	267	0.23	416,024	340	0.33
Demand deposits	823,058	1,093	0.53	631,436	1,476	0.94
Short term borrowings	12,613	18	0.57	100,199	631	2.53
Long term borrowings	76,751	343	1.80	5,724	48	3.36
TOTAL INTEREST-BEARING LIABILITIES	1,946,856	4,221	0.87	1,648,851	5,038	1.23

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	556,649			425,672
Other liabilities	23,237			17,119
Stockholders' equity	315,988			177,746
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,842,730			$2,269,388
Net interest income and interest rate spread		$24,525	3.51%		$21,025	3.52%
Net interest margin			3.74%			3.84%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $1.9 million and $1.0 million for 2020 and 2019, respectively, and is reduced by amortization of $663 thousand and $680 thousand for 2020 and 2019, respectively.

(6)

For 2020, adjustments of $98 thousand and $506 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2019, adjustments of $107 thousand and $427 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$2,014,678	$49,039	4.89%	$1,738,953	$44,002	5.10%
Taxable securities (4)	209,139	2,825	2.72	195,871	2,482	2.56
Tax-exempt securities (4) (6)	242,016	4,702	3.91	209,586	4,076	3.92
Equity securities (2) (6)	16,996	277	3.28	12,058	346	5.79
Federal funds sold and other	64,090	179	0.56	31,712	354	2.25
TOTAL EARNING ASSETS	2,546,919	57,022	4.50	2,188,180	51,260	4.72
NONEARNING ASSETS
Cash and due from banks	36,349			34,011
Premises and equipment	25,283			23,486
Allowance for loan losses	(15,871)			(13,818)
Unrealized gains (losses) on securities	13,686			(873)
Other assets (3)	135,537			123,126
TOTAL ASSETS	$2,741,903			$2,354,112

INTEREST-BEARING LIABILITIES
Time deposits	$494,385	$4,623	1.88%	$384,643	$3,642	1.91%
Brokered time deposits	94,846	802	1.69	70,793	825	2.33
Savings deposits	441,232	588	0.27	418,306	648	0.31
Demand deposits	756,882	2,486	0.66	610,631	2,679	0.88
Short term borrowings	37,544	338	1.81	148,723	1,862	2.52
Long term borrowings	88,491	799	1.82	5,815	96	3.33
TOTAL INTEREST-BEARING LIABILITIES	1,913,380	9,636	1.01	1,638,911	9,752	1.20

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	502,710			427,039
Other liabilities	17,289			15,944
Stockholders' equity	308,524			272,218
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,741,903			$2,354,112
Net interest income and interest rate spread		$47,386	3.49%		$41,508	3.52%
Net interest margin			3.74%			3.83%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $2.9 million and $1.9 million for 2020 and 2019, respectively, and is reduced by amortization of $1.3 million and $1.4 million for 2020 and 2019.
(6)

For 2020, adjustments of $196 thousand and $967 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2019, adjustments of $209 thousand and $843 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income.  Net interest income for the three month period ended June 30, 2020 was $23.9 million compared to $20.5 million for the same period in 2019.  On a tax equivalent basis net interest income was $24.5 million for the second quarter of 2020 compared to $21.0 million for the same period in 2019.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 10 basis points to 3.74% for the three months ended June 30, 2020, compared to 3.84% for the same three month period in the prior year.  In comparing the quarters ended June 30, 2020 and 2019, yields on earning assets decreased 37 basis points, while the cost of interest bearing liabilities decreased 36 basis points.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 5 basis points lower for the quarter ended June 30, 2020.

Net interest income for the six month period ended June 30, 2020 was $46.2 million compared to $40.5 million for the same period in 2019.  On a tax equivalent basis net interest income was $47.4 million for the six month period ended June 30, 2020 compared to $41.5 million for the same period in 2019.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 9 basis points to 3.74% for the six months ended June 30, 2020, compared to 3.83% for the same six month period in the prior year.  In comparing the six month period ended June 30, 2020 and 2019, yields on earning assets decreased 22 basis points, while the cost of interest bearing liabilities decreased 19 basis points.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 5 basis points lower for the six month period ended June 30, 2020.

Noninterest Income. Noninterest income, which increased 28.15% to $9.1 million for the quarter ended June 30, 2020 compared to $7.1 million in the same quarter of 2019.  Gains on the sales of mortgage loans increased $2.6 million or 246.73%, as lower interest rates prompted an increase in mortgage loan refinancing and new home purchases.  Debit card interchange fees increased $80 thousand or 9.02%, but that increase was offset by $42 thousand or 9.33% less in retirement plan consulting fees and reduced income from SBIC Funds which impacted other operating income.  The Company also experienced a $340 thousand decrease in deposit account service charge income due to a change in consumer behavior and the waiver of some overdraft fees during the COVID-19 pandemic.

Noninterest income increased 23.48% to $17.0 million during the first six months of 2020 compared to $13.8 million for the same period of 2019.  The reasons for the increases are similar to those for the second quarter discussed above.

Noninterest Expense.  Total noninterest expenses for the second quarter of 2020 increased 5.35% to $17.7 million compared to $16.8 million in the same quarter in 2019, primarily as a result of increases in salaries and employee benefits of $447 thousand or 4.82%, FDIC insurance premiums of $140 thousand or 164.71% and core processing charges and telephone and data costs of $131 thousand each.  Other operating expenses also increased $29 thousand or 1.07%, of which approximately $407 thousand of this increase was the result of an adjustment to mortgage servicing rights resulting from higher than expected mortgage loan payoffs.  These increases were offset by a $505 thousand drop in litigation settlement expense.  Annualized noninterest expenses excluding acquisition costs (non-GAAP) measured as a percentage of quarterly average assets decreased from 2.83% in the second quarter of 2019 to 2.50% in the second quarter of 2020.

For the six month period ended June 30, 2020 noninterest expenses increased 10.74% to $36.5 million compared to $32.9 million for the same period in 2019.  The reasons for the increases are similar to those for the second quarter discussed above.

The Company’s tax equivalent efficiency ratio for the three month period ended June 30, 2020 was 50.75% compared to 58.28% for the same period in 2019.  The tax equivalent efficiency ratio for the six month period ended June 30, 2020 was 55.04% compared to 58.06% for the six month period ended June 30, 2019.  The improvement in mortgage banking income and net interest income, accompanied with careful management of noninterest expenses were the main drivers of the improvement.

Income Taxes. Income tax expense totaled $1.9 million for the quarter ended June 30, 2020 and $1.5 million for the quarter ended June 30, 2019.  The effective tax rate for the three month period ended June 30, 2020 and 2019 was 14.76 and 14.83%, respectively.

Income tax expense was $3.6 million for the first six months of 2020 and $3.1 million for the first six months of 2019.  The effective tax rate for the six month period ended June 30, 2020 was 15.49%, compared to 15.30% for the same period in 2019.

Other Comprehensive Income.  For the quarter ended June 30, 2020, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $20.1 million, compared to $7.3 million for the same period in 2019.  The positive change in the fair value of securities for the three month period ended June 30, 2020 was the reason for the other comprehensive income increase.

For the first six months of 2020, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $10.2 million, compared to $11.9 million for the same period in 2019.  The positive change in the fair value of securities for the six month period ended June 30, 2020 and June 30, 2019 was the reason for the other comprehensive income increases.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $33.2 million during the first six months of 2020 from $70.8 million to $104.0 million.  The increase in the cash balance is part of normal fluctuations on the Company’s $2.886 billion balance sheet.  The Company expects cash and cash equivalents to be reduced to December 31, 2019 levels over the next few months as cash is used for loan growth and security portfolio purchases.

Securities.  Securities available-for-sale increased by $43.4 million since December 31, 2019.  The Company intends to maintain the securities portfolio’s current level, as a percentage of total assets, during the remaining months of 2020.

Loans.  Gross loans increased $332.1 million since December 31, 2019.  The increase in loans has occurred across many of the major loan categories but especially the commercial, commercial real estate and residential real estate loan portfolios.  Loans in the PPP category increased to an outstanding balance of $199.1 million.  The Bank also utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio.  The increase in average loan balances along with an increase in market interest rates helped the current quarter’s loan income improve to $24.8 million or 10.71% compared to $22.4 million in the same quarter ended June 30, 2019.

On a tax equated basis loan income improved by $2.4 million compared to the same quarter in 2019.  The average tax equivalent interest rate on the loan portfolio was 4.75% for the three month period ended June 30, 2020 compared to 5.14% for the same period in 2019.  On a fully tax equivalent basis, loans contributed $49.0 million of total interest income during the six month period ended June 30, 2020 compared to $44.0 million for the same period in 2019.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Nonperforming loans	$12,225	$11,845	$6,345	$6,749	$7,252
Nonperforming loans as a % of total loans	0.57%	0.60%	0.35%	0.38%	0.41%
Loans delinquent 30-89 days	$10,336	$19,067	$11,893	$9,076	$10,203
Loans delinquent 30-89 days as a % of total loans	0.48%	0.97%	0.66%	0.51%	0.57%
Allowance for loan losses	$16,960	$14,952	$14,487	$14,261	$14,222
Allowance for loan losses as a % of loans	0.79%	0.76%	0.80%	0.80%	0.80%
Allowance for loan losses as a % of non-acquired loans	0.92%	0.92%	0.89%	0.90%	0.91%
Allowance for loan losses as a % of nonperforming loans	138.73%	126.23%	228.32%	211.31%	196.11%
Annualized net charge-offs to average net loans outstanding	0.08%	0.13%	0.09%	0.12%	0.07%
Non-performing assets	$12,266	$11,976	$6,364	$6,823	$7,326
Non-performing assets as a % of total assets	0.43%	0.45%	0.26%	0.28%	0.30%
Net charge-offs for the quarter	$392	$635	$374	$511	$305

In accordance with the accounting relief provisions of the CARES Act, the Bank has postponed, during the first quarter of 2020, the adoption of the current expected credit losses (“CECL”) accounting standards, primarily due to the impact the COVID-19 pandemic is having on the economy and the lack of reasonable and supportable economic forecasts.

For the three months ended June 30, 2020 and 2019, management recorded a $2.4 million and $750 thousand provision for loan losses.  For the six month periods ended June 30, 2020 and 2019 the provision recorded was $3.5 million and $1.3 million, respectively. The larger provision for the current quarter was necessary for the allowance as a result of the impact of increased negative economic factors that exist in the current business environment.  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses. The allowance for loan losses as a percentage of the total loan portfolio was 0.79% at June 30, 2020 and 0.80% at June 30, 2019.  The loan portfolios acquired at fair market value from previous acquisitions were recorded at fair market value and without an associated allowance for loan loss.  When the acquired loans are excluded, the ratio of allowance for loan losses to total non-acquired loans is 0.92% at June 30, 2020 compared to 0.91% at June 30, 2019.  Early stage delinquencies, which are loans 30 - 89 days delinquent, as a percentage of total loans decreased from 0.57% at June 30, 2019 to 0.48% at June 30, 2020 and non-performing loans as a percentage of total loans increased from 0.41% at June 30, 2019 to 0.57% at June 30, 2020.  The allowance for loan losses to non-performing loans decreased from 196.11% at June 30, 2019 to 138.73% at June 30, 2020.  The amount of loans made to vulnerable industries (Restaurants, Hotels, Golf Courses and Energy) is less than 4.8% of our total loan portfolio.  It is also important to note that the average FICO score of our consumer loan portfolio stands at a healthy 766 and that some of the asset quality ratios could be negatively impacted by loans that have been granted payment deferrals.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at June 30, 2020 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $430.5 million from December 31, 2019 to June 30, 2020, for a balance of $2.44 billion.  The increase in deposits is the result of the addition of $183.3 million in deposits from the Maple Leaf acquisition and the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin.  Interest bearing accounts and brokered time deposits increased a combined $271.5 million, or 17.24%, during the first six months of 2020. The increase in interest bearing accounts is mostly due to an approximate increase of $43.9 million in public funds deposits and the increased deposits from Maple Leaf.  Money market index accounts increased as customers moved funds out of certificates of deposit during the period.  The Company also believes a portion of the deposit growth is related to business customers adding their PPP loan proceeds in their DDA.  At December 31, 2019 the balance in money market index accounts was $177.4 million and at June 30, 2020 it was $226.7 million, an increase of 27.79%.  The Company’s strategy is to maintain deposit balances.  At June 30, 2020, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 92.68% of total deposits.

Borrowings.  Total borrowing balances decreased 34.45% from $122.2 million at December 31, 2019 to $80.1 million at June 30, 2020.  During the six month period ended June 30, 2020 the Company was able to repay a net amount of $75.0 million in short-term FHLB advances as a result of the use of additional brokered time deposits.  The use of brokered time deposits also had a positive impact on the overall cost of funds due to lower interest rates.  While short term borrowings decreased by $73.7 million since December 31, 2019, long term borrowings increased $31.6 million during that same period ended June 30, 2020.  The Bank was able to lock in long term advances from the Federal Home Loan Bank at lower interest rates.

Capital Resources.  Total stockholders’ equity increased $32.0 million, or 10.71%, during the six month period ended June 30, 2020.  The increase in equity is due primarily to an increase in common stock due to the acquisition of Maple Leaf and an increase in other comprehensive income as a result of positive changes in the value of available for sale securities and the net income addition to retained earnings less the amount of dividends paid.  Shareholders received $0.11 per share in cash dividends in the first and second quarters of 2020.  The increased dividends to $0.11 is a 10.00% increase over the $0.10 paid in the last two quarters of 2019.  Book value per share increased from $10.82 per share at December 31, 2019 to $11.76 per share at June 30, 2020.  The Company’s tangible book value, which is a non-GAAP measure, per share also increased, from $9.28 per share at December 31, 2019 to $10.03 per share at June 30, 2020.  The increases in book value and tangible book value per share were also the result of increases to retaied earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  Minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) were phased in from January 1, 2016 through January 1, 2019.  The Company must hold a capital conservation buffer of 2.5% above adequately capitalized risk-based capital ratios during 2020.  At June 30, 2020 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 12.65%, total risk-based capital ratio stood at 13.92%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 13.10% and 9.71%, respectively, at June 30, 2020.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2020.

Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to adopt a simple leverage ratio to measure capital adequacy.  The community bank leverage ratio framework removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that opts into the framework.

The community bank leverage ratio framework was available for banking organizations to use in their March 31, 2020, Call Report.  The Company has not elected to use the new framework as of June 30, 2020.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At June 30, 2020, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $5.4 million. The outstanding balance at June 30, 2020 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of June 30, 2020, the Bank had outstanding balances with the Federal Home Loan Bank of $67.5 million with additional borrowing capacity of approximately $580.6 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first six months of 2020, net cash used by investing activities amounted to $168.7 million, compared to $49.2 million used in the same period in 2019.  Loan originations used $157.9 million during the first six months of 2020, mainly due to the PPP loans, compared to the $45.6 million used during the same period in 2019.  Purchases of securities available for sale used $37.4 million for the quarter ended June 30, 2020 compared to $26.2 million during the first six months of 2019.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $176.7 million for the period ended June 30, 2020, compared to $40.7 million provided in financing activities for the same period in 2019.  There were large swings in two line items during the six month period ended June 30, 2020 compared to the same period last year; changes in short term borrowings used $48.7 million in the six month period ended June 30, 2020, compared to $153.4 million used during the six month period ended June 30, 2019.  There was also $247.3 million provided by deposits during the six month period ended June 30, 2020 compared to $200.9 million provided during the same period ended June 30, 2019.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $412.3 million at June 30, 2020 and $372.4 at December 31, 2019.  Additionally, the Company committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At June 30, 2020 the Company has invested the full $8 million in these funds.

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

Changes In Interest Rate (basis points)	June 30, 2020 Result	December 31, 2019 Result	ALCO Guidelines
Net Interest Income Change
+300	-1.4%	5.9%	-15%
+200	-1.1%	4.0%	-10%
+100	-0.7%	2.1%	-5%
-100	-1.1%	-4.4%	-5%
Net Present Value Of Equity Change
+300	21.5%	21.6%	-20%
+200	18.8%	19.0%	-15%
+100	11.5%	12.6%	-10%
-100	-13.9%	-19.7%	-10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at June 30, 2020.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a discussion of risk factors related to the Company, refer to Part 1, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The following risk factors should be read in conjunction with those risk factors.

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

On July 30, 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions.  This 2019 Repurchase Program supersedes the Company’s prior share repurchase program initially approved in 2012 authorizing the purchase of up to 920,000 shares of common stock.  The 2019 Repurchase Program was suspended by the Company during the six month period ended June 30, 2020.

There were no treasury stock activity under the program during the three month period ended June 30, 2020.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 6, 2020

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 6, 2020

/s/ Carl D. Culp
Carl D. Culp Senior Executive Vice President and Treasurer