Form 10-Q
period 2020-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2020-11-05
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2020
Common Stock, No Par Value	28,260,376 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$22,592	$23,229
Federal funds sold and other	176,983	47,531
TOTAL CASH AND CASH EQUIVALENTS	199,575	70,760
Securities available for sale	481,509	432,233
Equity securities	8,307	7,909
Loans held for sale	7,076	2,600
Loans	2,147,158	1,811,539
Less allowance for loan losses	19,341	14,487
NET LOANS	2,127,817	1,797,052
Premises and equipment, net	25,952	23,817
Goodwill	47,434	38,201
Other intangibles, net	4,174	4,444
Bank owned life insurance	36,134	35,527
Other assets	51,201	36,615
TOTAL ASSETS	$2,989,179	$2,449,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$577,334	$434,126
Interest-bearing	1,903,998	1,490,763
Brokered time deposits	57,000	84,075
TOTAL DEPOSITS	2,538,332	2,008,964
Short-term borrowings	5,192	77,050
Long-term borrowings	76,498	45,147
Other liabilities	29,189	18,688
TOTAL LIABILITIES	2,649,211	2,149,849
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares; issued 29,577,827 in 2020 and 28,179,598 in 2019	208,644	186,345
Retained earnings	129,818	108,851
Accumulated other comprehensive income	20,550	9,826
Treasury stock, at cost; 1,391,584 shares in 2020 and 508,859 in 2019	(19,044)	(5,713)
TOTAL STOCKHOLDERS' EQUITY	339,968	299,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,989,179	$2,449,158

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$24,228	$22,684	$73,071	$66,477
Taxable securities	1,263	1,196	4,088	3,678
Tax exempt securities	1,954	1,695	5,689	4,928
Dividends	138	151	415	497
Federal funds sold and other interest income	52	205	231	559
TOTAL INTEREST AND DIVIDEND INCOME	27,635	25,931	83,494	76,139
INTEREST EXPENSE
Deposits	3,153	4,705	11,652	12,499
Short-term borrowings	14	289	352	2,151
Long-term borrowings	303	180	1,102	276
TOTAL INTEREST EXPENSE	3,470	5,174	13,106	14,926
NET INTEREST INCOME	24,165	20,757	70,388	61,213
Provision for loan losses	2,600	550	6,100	1,850
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,565	20,207	64,288	59,363
NONINTEREST INCOME
Service charges on deposit accounts	904	1,208	2,752	3,375
Bank owned life insurance income	196	204	608	626
Trust fees	1,973	1,905	5,682	5,584
Insurance agency commissions	784	681	2,348	2,223
Security gains, including fair value changes for equity securities	70	22	201	14
Retirement plan consulting fees	341	338	1,129	1,146
Investment commissions	353	384	1,080	971
Net gains on sale of loans	3,348	1,143	8,372	2,869
Debit card and EFT fees	1,048	935	2,866	2,600
Other operating income	450	756	1,435	1,940
TOTAL NONINTEREST INCOME	9,467	7,576	26,473	21,348
NONINTEREST EXPENSES
Salaries and employee benefits	10,244	9,422	30,188	28,044
Occupancy and equipment	1,719	1,615	5,194	4,982
State and local taxes	576	468	1,623	1,410
Professional fees	753	654	2,392	2,335
Merger related costs	58	112	1,425	93
Advertising	460	437	1,053	1,129
FDIC insurance	200	80	650	252
Intangible amortization	332	326	995	980
Core processing charges	925	900	2,720	2,494
Telephone and data	182	236	733	713
Other operating expenses	2,271	2,308	7,224	7,065
TOTAL NONINTEREST EXPENSES	17,720	16,558	54,197	49,497
INCOME BEFORE INCOME TAXES	13,312	11,225	36,564	31,214
INCOME TAXES	2,443	2,071	6,045	5,129
NET INCOME	$10,869	$9,154	$30,519	$26,085
EARNINGS PER SHARE - basic	$0.39	$0.33	$1.08	$0.94
EARNINGS PER SHARE - fully diluted	$0.38	$0.33	$1.07	$0.94

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
NET INCOME	$10,869	$9,154	$30,519	$26,085
Other comprehensive income:
Net unrealized holding gains on available for sale securities	700	3,960	13,894	18,984
Reclassification adjustment for (gains) losses realized in income	(48)	(15)	(318)	18
Net unrealized holding gains	652	3,945	13,576	19,002
Income tax effect	(138)	(828)	(2,852)	(3,978)
Other comprehensive income, net of tax	514	3,117	10,724	15,024
TOTAL COMPREHENSIVE INCOME	$11,383	$12,271	$41,243	$41,109

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	September 30, 2020	September 30, 2019
COMMON STOCK
Beginning balance	$208,390	$185,687
Issued 6,439 treasury shares in 2020 and 1,646 treasury shares in 2019 under the Long Term Incentive Plan	(110)	(29)
Stock compensation expense for unvested shares	364	360
Ending balance	208,644	186,018

RETAINED EARNINGS
Beginning balance	122,061	95,557
Net income	10,869	9,154
Dividends declared at $0.11 per share in 2020 and $0.10 per share in 2019	(3,112)	(2,767)
Ending balance	129,818	101,944

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	20,036	7,877
Other comprehensive income	514	3,117
Ending balance	20,550	10,994

TREASURY STOCK, AT COST
Beginning balance	(19,135)	(4,296)
Purchased 100,697 shares in 2019	0	(1,454)
Issued 8,000 shares in 2020 and 2,500 shares in 2019 under the Long Term Incentive Plan	110	29
Retained 1,561 shares in 2020 and 854 shares in 2019 to cover tax withholdings under the Long Term Incentive Plan	(19)	(12)
Ending balance	(19,044)	(5,733)
TOTAL STOCKHOLDERS' EQUITY	$339,968	$293,223

	(In Thousands of Dollars)
	For the Nine Months Ended
(Unaudited)	September 30, 2020	September 30, 2019
COMMON STOCK
Beginning balance	$186,345	$186,163
Issued 60,242 treasury shares in 2020 and 77,900 treasury shares in 2019 under the Long Term Incentive Plan	(1,305)	(1,169)
Issued 1,398,229 shares in 2020 as part of a business combination	22,554	0
Stock compensation expense for unvested shares	1,050	1,024
Ending balance	208,644	186,018

RETAINED EARNINGS
Beginning balance	108,851	83,630
Net income	30,519	26,085
Dividends declared at $0.33 per share in 2020 and $0.28 per share in 2019	(9,552)	(7,771)
Ending balance	129,818	101,944

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	9,826	(4,030)
Other comprehensive income	10,724	15,024
Ending balance	20,550	10,994

TREASURY STOCK, AT COST
Beginning balance	(5,713)	(3,443)
Purchased 942,967 shares in 2020 and 201,169 shares in 2019	(14,238)	(2,842)
Issued 95,389 shares in 2020 and 122,517 shares in 2019 under the Long Term Incentive Plan	1,305	1,169
Retained 35,147 shares in 2020 and 44,617 shares in 2019 to cover tax withholdings under the Long Term Incentive Plan	(398)	(617)
Ending balance	(19,044)	(5,733)
TOTAL STOCKHOLDERS' EQUITY	$339,968	$293,223

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Nine Months Ended
(Unaudited)	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,519	$26,085
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	6,100	1,850
Depreciation and amortization	2,317	2,134
Net amortization of securities	1,782	1,787
Available for sale security (gain) loss	(318)	18
Realized (gains) losses on equity securities	117	(32)
Loss on premises and equipment sales and disposals, net	77	28
Stock compensation expense	1,050	1,024
Loss on adjustment of other real estate owned	4	59
Earnings on bank owned life insurance	(608)	(626)
Origination of loans held for sale	(180,876)	(45,220)
Proceeds from loans held for sale	184,772	47,247
Net gains on sale of loans	(8,372)	(2,869)
Net change in other assets and liabilities	(9,875)	(5,343)
NET CASH FROM OPERATING ACTIVITIES	26,689	26,142
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	37,371	24,513
Proceeds from sales of securities available for sale	17,664	14,082
Purchases of securities available for sale	(61,450)	(41,378)
Proceeds from sales of equity securities	54	968
Purchase of equity securities	(868)	(1,594)
Proceeds from redemption of restricted stock	5,061	8
Purchase of restricted stock	(2,843)	0
Loan originations and payments, net	(155,658)	(49,734)
Proceeds from sale of other real estate owned	126	135
Proceeds from land and building sales	502	62
Additions to premises and equipment	(3,623)	(1,269)
Net cash paid in business combinations	(8,136)	0
NET CASH FROM INVESTING ACTIVITIES	(171,800)	(54,207)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	346,117	240,932
Net change in short-term borrowings	(46,858)	(213,758)
Proceeds from long-term borrowings	0	45,000
Repayment of long-term borrowings	(1,779)	(5,747)
Cash dividends paid	(9,316)	(7,771)
Repurchase of common shares	(14,238)	(2,842)
NET CASH FROM FINANCING ACTIVITIES	273,926	55,814
NET CHANGE IN CASH AND CASH EQUIVALENTS	128,815	27,749
Beginning cash and cash equivalents	70,760	57,926
Ending cash and cash equivalents	$199,575	$85,675
Supplemental cash flow information:
Interest paid	$13,367	$14,330
Income taxes paid	$7,200	$4,850
Supplemental noncash disclosures:
Transfer of loans to other real estate	$73	$268
Security purchases not settled	$2,466	$1,022
Issuance of stock awards	$1,305	$1,169
Issuance of stock for business combinations	$22,554	$0

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of September 30, 2020.  Outstanding shares at September 30, 2020 were 28,186,243.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income consists of unrealized gains and losses on securities available for sale which are recognized as components of stockholders’ equity, net of tax effect.

Risks and Uncertainties:

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The spread of the outbreak has caused disruptions in the economy and has disrupted banking and other financial activity in the areas in which the Company operates.  While there has been no material impact to the Company’s business continuity or financial condition the possible of future challenges exist.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout.  Most notably, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) was signed into law at the end of March 2020 as a $2 trillion legislative package.  The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.  The package also included extensive emergency funding for hospitals and providers.  In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on the Company’s operations.  Congress and the President have not come to an agreement for a second legislative aid package.  If and when any new legislation becomes law is unknown at this time.

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

Financial position and results of operations:

The Company’s fee income declined and could be reduced further due to COVID-19.  In keeping with guidance from regulators, the Company worked with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  During the nine month period ended at September 30, 2020 the Company waived $780 thousand in fees.  The Company recognizes the breadth of the economic impact is likely to continue impacting its fee income in future periods.

The Company’s interest income and net interest income margin decreased and could be reduced further due to COVID-19.  In keeping with guidance from regulators, the Company is working with COVID-19 affected borrowers to defer their payments.  Currently the Bank has five loans remaining that are deferring their loan payments.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

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

The Company maintains access to multiple sources of liquidity.  Wholesale funding markets have remained open.  Rates for short term funding have recently been low but if funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

New Accounting Standards:

Reacting to the global markets’ planned shift away from using major interbank reference rates, including the London Interbank Offered Rate (LIBOR), the FASB recently issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the burden of accounting for contract modifications related to reference rate reform. The amendments in ASU 2020-04 create a new Topic in the Codification, ASC 848, Reference Rate Reform, which contains guidance that is designed to simplify how entities account for contracts that are modified to replace LIBOR or other benchmark interest rates with new rates. The amendments in ASU 2020-04 give entities the option to apply expedients and exceptions to contract modifications that are made until December 31, 2022, if certain criteria are met.  If adopted, these amendments and exceptions should be applied to all eligible modifications to contracts that are accounted for under an ASC Topic or industry Subtopic.  The guidance in ASC 848 will not apply to any contract modifications made after December 31, 2022.  Management is still evaluating the ASU and has not adopted it as of September 30, 2020.

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

(In Thousands of Dollars)
Consideration
Cash	$20,423
Stock	22,554
Fair value of total consideration transferred	$42,977
Fair value of assets acquired
Cash and due from financial institutions	$12,287
Securities available for sale	28,038
Loans	181,280
Premises and equipment	229
Core deposit intangible	725
Other assets	6,398
Total assets	228,957
Fair value of liabilities assumed
Deposits	183,251
Long-term borrowings	7,946
Accrued interest payable and other liabilities	4,015
Total liabilities	$195,212
Net assets acquired	33,745
Goodwill created	9,232
Total net assets acquired	$42,977

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

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
(In thousands of dollars except per share results)	2020	2019	2020	2019
Net interest income	$24,165	$22,912	$70,568	$67,677
Net income	$10,869	$9,390	$30,539	$26,794
Basic earnings per share	$0.39	$0.34	$1.08	$0.97
Diluted earnings per share	$0.38	$0.34	$1.07	$0.96

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at September 30, 2020 and December 31, 2019 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
September 30, 2020
U.S. Treasury and U.S. government sponsored entities	$3,790	$118	$0	$3,908
State and political subdivisions	307,946	19,606	(131)	327,421
Corporate bonds	3,574	147	0	3,721
Mortgage-backed securities - residential	105,799	5,263	0	111,062
Collateralized mortgage obligations - residential	28,734	827	(2)	29,559
Small Business Administration	5,652	186	0	5,838
Totals	$455,495	$26,147	$(133)	$481,509

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2019
U.S. Treasury and U.S. government sponsored entities	$3,773	$41	$(3)	$3,811
State and political subdivisions	250,905	10,944	(424)	261,425
Corporate bonds	1,238	22	0	1,260
Mortgage-backed securities - residential	145,886	2,396	(372)	147,910
Collateralized mortgage obligations - residential	11,459	101	(213)	11,347
Small Business Administration	6,534	0	(54)	6,480
Totals	$419,795	$13,504	$(1,066)	$432,233

Proceeds from the sale of portfolio securities were $2.3 million and $17.7 million during the three and nine month periods ended September 30, 2020, respectively.  Gross gains of $48 thousand and $330 thousand along with gross losses of $0 and $12 thousand were realized on these sales during the three and nine month periods ended September 30, 2020.  $22 thousand of realized gains during the three month period and $117 thousand of realized losses during the nine month period were recognized in the income statement for equity securities as of September 30, 2020.  Proceeds from the sale of portfolio securities were $4.7 million during the three month and $15.0 million during the nine month periods ended September 30, 2019.  Gross gains were $19 thousand and $43 thousand along with gross losses of $4 thousand and $61 thousand during the same three and nine month periods ended September 30, 2019. $7 thousand of realized losses and $32 thousand of realized gains during the three and nine month periods ended September 30, 2019 were recognized in the income statement for equity securities.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2020
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$935	$941
One to five years	7,982	8,151
Five to ten years	25,863	27,470
Beyond ten years	280,530	298,488
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	140,185	146,459
Total	$455,495	$481,509

The following table summarizes the available for sale investment securities with unrealized losses at September 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
September 30, 2020

State and political subdivisions	$9,816	$(131)	$0	$0	$9,816	$(131)
Collateralized mortgage obligations - residential	311	(2)	0	0	311	(2)
Total	$10,127	$(133)	$0	$0	$10,127	$(133)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2019

U.S. Treasury and U.S. government sponsored entities	$0	$0	$622	$(3)	$622	$(3)
State and political subdivisions	30,887	(424)	0	0	30,887	(424)
Corporate bonds	0	0	100	0	100	0
Mortgage-backed securities - residential	14,435	(98)	22,381	(274)	36,816	(372)
Collateralized mortgage obligations - residential	1,198	(18)	7,935	(195)	9,133	(213)
Small Business Administration	6,479	(54)	1	0	6,480	(54)
Total	$52,999	$(594)	$31,039	$(472)	$84,038	$(1,066)

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

Due to market changes during the nine months of 2020, securities that had unrealized losses for greater than twelve months at December 31, 2019, appreciated and are in an unrealized gain position at September 30, 2020.  Unrealized losses are generally due to changes in interest rates or general market conditions.  As of September 30, 2020 and 2019, debt securities had net unrealized gains of $26 million and $12 million, respectively.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  Management concluded that the unrealized losses on debt securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

As of September 30, 2020, the Company’s security portfolio consisted of 783 securities, 53 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of state and political subdivisions and collateralized mortgage obligations securities as discussed below.

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

All of the Company’s holdings of collateralized mortgage obligations securities were issued by U.S. government-sponsored entities.  Unrealized losses on these securities have not been recognized into income.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, the issues are guaranteed by the issuing entity which the U.S. government has affirmed its commitment to support, and because the Company does not have the intent to sell these collateralized mortgage obligations securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be OTTI.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2020	December 31, 2019
Originated loans:
Commercial real estate
Owner occupied	$206,154	$184,311
Non-owner occupied	309,277	287,160
Farmland	143,039	138,702
Other	76,402	93,501
Commercial
Commercial and industrial	459,567	244,172
Agricultural	42,618	46,207
Residential real estate
1-4 family residential	322,033	324,964
Home equity lines of credit	91,192	91,958
Consumer
Indirect	168,956	166,149
Direct	24,767	27,415
Other	10,012	9,485
Total originated loans	$1,854,017	$1,614,024
Acquired loans:
Commercial real estate
Owner occupied	$46,332	$35,408
Non-owner occupied	56,445	10,439
Farmland	29,023	35,377
Other	16,119	5,960
Commercial
Commercial and industrial	22,026	11,651
Agricultural	5,216	6,047
Residential real estate
1-4 family residential	94,825	63,457
Home equity lines of credit	18,577	19,645
Consumer
Direct	6,059	6,068
Other	90	154
Total acquired loans	$294,712	$194,206
Net Deferred loan (fees) costs	(1,571)	3,309
Allowance for loan losses	(19,341)	(14,487)
Net loans	$2,127,817	$1,797,052

Purchased credit impaired loans

As part of past acquisitions, the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which it was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans, which are included in the loan balances above, are summarized in the following tables:

(In Thousands of Dollars)	September 30, 2020	December 31, 2019
Commercial real estate
Non-owner occupied	$608	$225
Commercial
Commercial and industrial	638	725
Total outstanding balance	$1,246	$950
Carrying amount, net of allowance of $0 in 2020 and 2019	$977	$690

Accretable yield, or income expected to be collected, is shown in the table below:

	Three Months Ended		Nine Months Ended
(In Thousands of Dollars)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning balance	$81	$79	$65	$93
New loans purchased	0	0	32	0
Accretion of income	(8)	(7)	(24)	(21)
Ending balance	$73	$72	$73	$72

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the three and nine month periods ended September 30, 2020.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$7,816	$3,232	$2,922	$2,640	$350	$16,960
Provision for loan losses	981	1,043	398	41	137	2,600
Loans charged off	(20)	(92)	(22)	(259)	0	(393)
Recoveries	2	1	14	157	0	174
Total ending allowance balance	$8,779	$4,184	$3,312	$2,579	$487	$19,341

Nine Months Ended September 30, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,843	$2,323	$2,875	$2,710	$736	$14,487
Provision for loan losses	3,047	2,192	559	551	(249)	6,100
Loans charged off	(117)	(340)	(163)	(1,046)	0	(1,666)
Recoveries	6	9	41	364	0	420
Total ending allowance balance	$8,779	$4,184	$3,312	$2,579	$487	$19,341

Three Months Ended September 30, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,571	$2,199	$2,910	$2,755	$787	$14,222
Provision for loan losses	19	75	147	236	73	550
Loans charged off	(17)	(32)	(224)	(401)	0	(674)
Recoveries	1	1	11	150	0	163
Total ending allowance balance	$5,574	$2,243	$2,844	$2,740	$860	$14,261

Nine Months Ended September 30, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592
Provision for loan losses	552	228	330	543	197	1,850
Loans charged off	(17)	(90)	(371)	(1,350)	0	(1,828)
Recoveries	3	12	48	584	0	647
Total ending allowance balance	$5,574	$2,243	$2,844	$2,740	$860	$14,261

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of September 30, 2020 and December 31, 2019.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

September 30, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$246	$80	$0	$0	$326
Collectively evaluated for impairment	8,700	3,922	3,176	2,577	487	18,862
Acquired loans collectively evaluated for impairment	79	16	56	2	0	153
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$8,779	$4,184	$3,312	$2,579	$487	$19,341

Loans:
Loans individually evaluated for impairment	$536	$1,573	$2,970	$198	$0	$5,277
Loans collectively evaluated for impairment	733,549	495,266	410,055	209,511	0	1,848,381
Acquired loans	146,831	26,744	112,819	6,129	0	292,523
Acquired with deteriorated credit quality	547	430	0	0	0	977
Total ending loans balance	$881,463	$524,013	$525,844	$215,838	$0	$2,147,158

December 31, 2019

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$2	$59	$0	$0	$61
Collectively evaluated for impairment	5,790	2,309	2,777	2,708	736	14,320
Acquired loans collectively evaluated for impairment	53	12	39	2	0	106
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,843	$2,323	$2,875	$2,710	$736	$14,487

Loans:
Loans individually evaluated for impairment	$561	$205	$3,240	$247	$0	$4,253
Loans collectively evaluated for impairment	702,226	290,017	413,446	208,578	0	1,614,267
Acquired loans	86,431	17,110	82,615	6,173	0	192,329
Acquired with deteriorated credit quality	195	495	0	0	0	690
Total ending loans balance	$789,413	$307,827	$499,301	$214,998	$0	$1,811,539

The following tables present information related to impaired loans by class of loans as of September 30, 2020 and December 31, 2019:

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2020
With no related allowance recorded:
Commercial real estate
Non-owner occupied	$37	$32	$0
Farmland	563	504	0
Commercial
Commercial and industrial	158	114	0
Agricultural	28	27	0
Residential real estate
1-4 family residential	2,685	1,925	0
Home equity lines of credit	427	330	0
Consumer	444	198	0
Subtotal	4,342	3,130	0

With an allowance recorded:
Commercial
Commercial and industrial	1,432	1,432	246
Residential real estate
1-4 family residential	691	692	76
Home equity lines of credit	41	23	4
Consumer	0	0	0
Subtotal	2,164	2,147	326
Total	$6,506	$5,277	$326

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2019
With no related allowance recorded:
Commercial real estate
Owner occupied	$22	$8	$0
Non-owner occupied	38	34	0
Farmland	570	519	0
Commercial
Commercial and industrial	179	141	0
Agricultural	11	11	0
Residential real estate
1-4 family residential	2,889	2,095	0
Home equity lines of credit	428	344	0
Consumer	480	247	0
Subtotal	4,617	3,399	0

With an allowance recorded:
Commercial
Commercial and industrial	53	53	2
Residential real estate
1-4 family residential	795	729	52
Home equity lines of credit	72	72	7
Consumer	0	0	0
Subtotal	920	854	61
Total	$5,537	$4,253	$61

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the three and nine month periods ended September 30, 2020 and 2019:

	Average Recorded Investment		Interest Income Recognized
	For Three Months Ended September 30,		For Three Months Ended September 30,
(In Thousands of Dollars)	2020	2019	2020	2019
With no related allowance recorded:
Commercial real estate
Owner occupied	$0	$282	$0	$4
Non-owner occupied	33	36	1	1
Farmland	505	457	1	0
Commercial
Commercial and industrial	116	159	3	3
Agricultural	28	11	1	0
Residential real estate
1-4 family residential	1,976	2,194	35	38
Home equity lines of credit	359	375	5	5
Consumer	215	231	7	6
Subtotal	3,232	3,745	53	57

With an allowance recorded:
Commercial real estate
Farmland	0	171	0	0
Commercial
Commercial and industrial	509	56	20	1
Residential real estate
1-4 family residential	638	1,083	3	7
Home equity lines of credit	69	99	1	2
Consumer	0	7	0	0
Subtotal	1,216	1,416	24	10
Total	$4,448	$5,161	$77	$67

	Average Recorded Investment		Interest Income Recognized
	For Nine Months Ended September 30,		For Nine Months Ended September 30,
(In Thousands of Dollars)	2020	2019	2020	2019
With no related allowance recorded:
Commercial real estate
Owner occupied	$0	$310	$0	$13
Non-owner occupied	33	37	1	1
Farmland	511	162	8	0
Commercial
Commercial and industrial	125	154	7	8
Agricultural	25	5	3	0
Residential real estate
1-4 family residential	2,088	2,480	104	124
Home equity lines of credit	376	361	17	18
Consumer	239	155	21	15
Subtotal	3,397	3,664	161	179

With an allowance recorded:
Commercial real estate
Farmland	0	229	0	0
Commercial
Commercial and industrial	204	58	22	3
Agricultural	0	0	0	0
Residential real estate
1-4 family residential	656	1,229	17	23
Home equity lines of credit	83	145	2	5
Consumer	0	15	0	0
Subtotal	943	1,676	41	31
Total	$4,340	$5,340	$202	$210

Cash basis interest recognized during the three and nine month periods ended September 30, 2020 and 2019 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$6	$0
Farmland	4	0	14	0
Commercial
Commercial and industrial	1,628	0	567	0
Agricultural	30	164	0	0
Residential real estate
1-4 family residential	946	200	1,234	438
Home equity lines of credit	620	0	669	14
Consumer
Indirect	583	56	568	120
Direct	151	92	139	70
Other	1	0	0	6
Total originated loans	$3,963	$512	$3,197	$648
Acquired loans:
Commercial real estate
Owner occupied	$44	$0	$0	$0
Non-owner occupied	505	0	102	0
Farmland	504	0	519	0
Other	65	0	0	0
Commercial
Commercial and industrial	515	0	602	0
Agricultural	6	0	9	0
Residential real estate
1-4 family residential	4,238	1,225	659	186
Home equity lines of credit	196	0	239	9
Consumer
Direct	65	3	151	24
Total acquired loans	$6,138	$1,228	$2,281	$219
Total loans	$10,101	$1,740	$5,478	$867

The following tables present the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019 by class of loans.  Note that loans modified to defer payments under the CARES Act are included in loans not past due.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2020
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$0	$0	$205,763	$205,763
Non-owner occupied	0	0	0	0	308,694	308,694
Farmland	0	0	4	4	142,843	142,847
Other	0	0	0	0	76,244	76,244
Commercial
Commercial and industrial	144	76	1,628	1,848	452,169	454,017
Agricultural	17	0	194	211	42,542	42,753
Residential real estate
1-4 family residential	2,121	528	1,146	3,795	317,444	321,239
Home equity lines of credit	55	14	620	689	90,515	91,204
Consumer
Indirect	791	188	639	1,618	173,172	174,790
Direct	435	101	243	779	24,107	24,886
Other	15	85	1	101	9,911	10,012
Total originated loans:	$3,578	$992	$4,475	$9,045	$1,843,404	$1,852,449
Acquired loans:
Commercial real estate
Owner occupied	$181	$0	$44	$225	$46,104	$46,329
Non-owner occupied	268	0	505	773	55,672	56,445
Farmland	0	0	504	504	28,518	29,022
Other	0	840	65	905	15,214	16,119
Commercial
Commercial and industrial	875	0	515	1,390	20,636	22,026
Agricultural	0	0	6	6	5,211	5,217
Residential real estate
1-4 family residential	1,344	1,795	5,463	8,602	86,222	94,824
Home equity lines of credit	0	75	196	271	18,306	18,577
Consumer
Direct	186	0	68	254	5,806	6,060
Other	0	0	0	0	90	90
Total acquired loans	$2,854	$2,710	$7,366	$12,930	$281,779	$294,709
Total loans	$6,432	$3,702	$11,841	$21,975	$2,125,183	$2,147,158

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2019
Originated loans:
Commercial real estate
Owner occupied	$87	$0	$6	$93	$183,830	$183,923
Non-owner occupied	2	0	0	2	286,522	286,524
Farmland	0	0	14	14	138,501	138,515
Other	0	0	0	0	93,271	93,271
Commercial
Commercial and industrial	1,458	573	567	2,598	241,210	243,808
Agricultural	103	77	0	180	46,142	46,322
Residential real estate
1-4 family residential	3,811	207	1,672	5,690	318,536	324,226
Home equity lines of credit	270	21	683	974	91,000	91,974
Consumer
Indirect	1,599	533	688	2,820	168,905	171,725
Direct	537	272	209	1,018	26,549	27,567
Other	153	26	6	185	9,299	9,484
Total originated loans	$8,020	$1,709	$3,845	$13,574	$1,603,765	$1,617,339
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$0	$0	$35,424	$35,424
Non-owner occupied	0	0	102	102	10,317	10,419
Farmland	0	0	519	519	34,858	35,377
Other	69	0	0	69	5,891	5,960
Commercial
Commercial and industrial	47	1	602	650	11,000	11,650
Agricultural	0	8	9	17	6,030	6,047
Residential real estate
1-4 family residential	1,159	448	845	2,452	61,004	63,456
Home equity lines of credit	56	8	248	312	19,333	19,645
Consumer
Direct	347	21	175	543	5,525	6,068
Other	0	0	0	0	154	154
Total acquired loans	$1,678	$486	$2,500	$4,664	$189,536	$194,200
Total loans	$9,698	$2,195	$6,345	$18,238	$1,793,301	$1,811,539

Troubled Debt Restructurings:

Total troubled debt restructurings were $4.3 million and $4.6 million at September 30, 2020 and December 31, 2019.  The Company has allocated $82 thousand and $61 thousand of specific reserves to loans whose terms have been modified in troubled debt restructurings at September 30, 2020 and December 31, 2019, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at September 30, 2020 and at December 31, 2019.

During the three and nine month periods ended September 30, 2020 and 2019, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a reduction of the contractual monthly payment; a deferral of principal, interest and/or escrow; or a legal concession.  During the three month period ended September 30, 2020, the terms of such loans included a reduction of the stated interest rate of the loan of 2.25% and an extension of the maturity date of 48 months.  During the same three month period in 2019, the terms of such loans included a reduction of the contractual payment.  During the nine month period ended September 30, 2020, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 1.00% and 2.25% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 48 to 183 months.  During the same nine month period in 2019, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 0.24% and 2.74% and an extension of the maturity date in the range of 86 to 124 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2020 and 2019:

		Pre- Modification	Post- Modification
Three Months Ended September 30, 2020	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Consumer
Indirect	2	$3	$3
Total originated loans	2	$3	$3
Acquired loans:
Residential real estate
1-4 family residential	1	60	64
Total acquired loans	1	$60	$64
Total loans	3	$63	$67

		Pre- Modification	Post- Modification
Nine Months Ended September 30, 2020	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$21	$21
Residential real estate
1-4 family residential	6	245	246
Home equity lines of credit	4	100	102
Consumer
Indirect	19	124	124
Other	1	15	15
Total originated loans	31	$505	$508
Acquired loans:
1-4 family residential	3	140	144
Total acquired loans	3	$140	$144
Total loans	34	$645	$652

		Pre- Modification	Post- Modification
Three Months Ended September 30, 2019	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Indirect	9	125	125
Other	1	28	28
Total originated loans	10	$153	$153
Acquired loans:
Commercial
Commercial and industrial	1	27	27
Total acquired loans	1	$27	$27
Total loans	11	$180	$180

		Pre- Modification	Post- Modification
Nine Months Ended September 30, 2019	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$12	$12
Residential real estate
1-4 family residential	5	128	130
Home equity lines of credit	2	88	92
Consumer
Indirect	33	315	315
Other	2	46	46
Total originated loans	43	$589	$595
Acquired loans:
Commercial real estate
Farmland	1	86	86
Commercial
Commercial and industrial	1	27	27
Residential real estate
1-4 family residential	3	75	79
Home equity lines of credit	0	0	0
Consumer
Other	3	14	14
Total acquired loans	8	$202	$206
Total loans	51	$791	$801

There were $33 thousand and $72 thousand in charge offs and a $33 thousand and $72 thousand increase to the provision for loan losses during the three and nine month periods ended September 30, 2020, respectively, as a result of outstanding troubled debt restructurings.  There were $42 thousand and $93 thousand in charge offs during the three and nine month periods ended September 30, 2019, respectively. There was a $42 thousand and a $93 thousand increase to the provision during the three and nine month period ended September 30, 2019, respectively, as a result of troubled debt restructurings.

There were two commercial farmland loans and one commercial loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and nine month period ended September 30, 2020.  There were two commercial farmland loans past due at September 30, 2020.  There was no provision recorded as a result of the defaults during 2020.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were four commercial loans, two residential real estate loans and one home equity line of credit for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and nine month periods ended September 30, 2019.  There was no provision recorded as a result of the defaults during 2019.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Farmers is offering special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic.  The following table reports the number and amount of payment deferrals by loan type as of dates listed:

	March 31, 2020		June 30, 2020		September 30, 2020
	Outstanding Balance	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance	Number of Loans
Commercial real estate	$75,809	78	$43,954	44	$155	1
Commercial	11,839	81	8,515	69	0	0
Agricultural	1,492	11	8,340	22	469	2
Residential real estate	5,506	41	3,785	37	222	1
Consumer	2,840	127	1,858	100	2	1
Total	$97,486	338	$66,452	272	$848	5

The Company offered three month deferrals upon request by the borrowers.  The deferral requests began in the middle of March 2020 and concluded at the end of the three month deferral period.  The Company has granted a second three month deferral period to $23.8 million in commercial real estate loans and $5.7 million in commercial loans, which are included in the amounts detailed above.  The second deferral period was offered to a select group of customers within specific industry codes that may have a higher credit risk.  The Company anticipates that there will be a limited number of business customers with a total of a six month deferral period.  The decline in deferred loans and balances was due to the ending of the deferment period and the fact that not all borrowers requested additional deferments as most continued to pay under the original terms of their loan.

Farmers is also a preferred SBA lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the new Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, so they could obtain SBA approval and receive funding as quickly as possible. During the period of the PPP program, the Company facilitated PPP assistance to 1,714 business customers totaling $199.8 million.  The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020.  The SBA has up to ninety days to review an application for PPP forgiveness and provide a decision at the end of that review.  Once forgiveness of the PPP loan has been communicated and payment is received from the SBA, the Company will record the cash received from the SBA, pay-off the loans based on the amount of forgiveness provided and accelerate the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that are forgiven.  At October 22, 2020, the Company had received payments from the SBA for forgiveness of loans totaling $1.8 million, or approximately 1% of the total PPP loans.

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

As of September 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
September 30, 2020
Originated loans:
Commercial real estate
Owner occupied	$199,015	$5,334	$1,414	$205,763
Non-owner occupied	301,461	0	7,233	308,694
Farmland	140,681	1,795	371	142,847
Other	75,680	388	176	76,244
Commercial
Commercial and industrial	444,855	1,934	7,228	454,017
Agricultural	42,429	36	288	42,753
Total originated loans	$1,204,121	$9,487	$16,710	$1,230,318
Acquired loans:
Commercial real estate
Owner occupied	$45,223	$93	$1,013	$46,329
Non-owner occupied	55,775	51	619	56,445
Farmland	26,956	0	2,066	29,022
Other	16,054	0	65	16,119
Commercial
Commercial and industrial	19,511	0	2,515	22,026
Agricultural	4,816	334	67	5,217
Total acquired loans	$168,335	$478	$6,345	$175,158
Total loans	$1,372,456	$9,965	$23,055	$1,405,476

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2019
Originated loans:
Commercial real estate
Owner occupied	$177,540	$5,357	$1,026	$183,923
Non-owner occupied	279,103	7,374	47	286,524
Farmland	136,674	1,457	384	138,515
Other	93,082	0	189	93,271
Commercial
Commercial and industrial	238,351	1,673	3,784	243,808
Agricultural	46,283	6	33	46,322
Total originated loans	$971,033	$15,867	$5,463	$992,363
Acquired loans:
Commercial real estate
Owner occupied	$34,707	$110	$607	$35,424
Non-owner occupied	10,246	54	119	10,419
Farmland	32,112	0	3,265	35,377
Other	5,891	0	69	5,960
Commercial
Commercial and industrial	10,570	0	1,080	11,650
Agricultural	5,617	317	113	6,047
Total acquired loans	$99,143	$481	$5,253	$104,877
Total loans	$1,070,176	$16,348	$10,716	$1,097,240

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at September 30, 2020, other real estate owned and foreclosure properties were $73 thousand and $183 thousand, respectively.  At December 31, 2019, other real estate owned and foreclosure properties were $19 thousand and $316 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2020 and December 31, 2019.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2020
Originated loans:
Performing	$320,093	$90,584	$174,151	$24,643	$10,011
Nonperforming	1,146	620	639	243	1
Total originated loans	$321,239	$91,204	$174,790	$24,886	$10,012
Acquired loans:
Performing	$89,361	$18,381	$0	$5,992	$90
Nonperforming	5,463	196	0	68	0
Total acquired loans	94,824	18,577	0	6,060	90
Total loans	$416,063	$109,781	$174,790	$30,946	$10,102

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2019
Originated loans:
Performing	$322,554	$91,291	$171,037	$27,358	$9,478
Nonperforming	1,672	683	688	209	6
Total originated loans	$324,226	$91,974	$171,725	$27,567	$9,484
Acquired loans:
Performing	$62,611	$19,397	$0	$5,893	$154
Nonperforming	845	248	0	175	0
Total acquired loans	63,456	19,645	0	6,068	154
Total loans	$387,682	$111,619	$171,725	$33,635	$9,638

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and nine months ended September 30, 2020 and 2019.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended September 30, 2020
Service charges on deposit accounts	$0	$904	$904
Debit card and EFT fees	0	1,048	1,048
Trust fees	1,973	0	1,973
Insurance agency commissions	0	784	784
Retirement plan consulting fees	341	0	341
Investment commissions	0	353	353
Other	0	4,064	4,064
Total noninterest income	$2,314	$7,153	$9,467

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended September 30, 2019
Service charges on deposit accounts	$0	$1,208	$1,208
Debit card and EFT fees	0	935	935
Trust fees	1,905	0	1,905
Insurance agency commissions	0	681	681
Retirement plan consulting fees	338	0	338
Investment commissions	0	384	384
Other	0	2,125	2,125
Total noninterest income	$2,243	$5,333	$7,576

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Nine Months Ended September 30, 2020
Service charges on deposit accounts	$0	$2,752	$2,752
Debit card and EFT fees	0	2,866	2,866
Trust fees	5,682	0	5,682
Insurance agency commissions	0	2,348	2,348
Retirement plan consulting fees	1,129	0	1,129
Investment commissions	0	1,080	1,080
Other	0	10,616	10,616
Total noninterest income	$6,811	$19,662	$26,473

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Nine Months Ended September 30, 2019
Service charges on deposit accounts	$0	$3,375	$3,375
Debit card and EFT fees	0	2,600	2,600
Trust fees	5,584	0	5,584
Insurance agency commissions	0	2,223	2,223
Retirement plan consulting fees	1,146	0	1,146
Investment commissions	0	971	971
Other	0	5,449	5,449
Total noninterest income	$6,730	$14,618	$21,348

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

Retirement Plan Consulting Fees – Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 1.0% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended September 30, 2020 and for the year ended December 31, 2019, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2020 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$3,908	$0	$3,908	$0
State and political subdivisions	327,421	0	327,421	0
Corporate bonds	3,721	0	3,721	0
Mortgage-backed securities-residential	111,062	0	111,058	4
Collateralized mortgage obligations	29,559	0	29,559	0
Small Business Administration	5,838	0	5,838	0
Equity securities
Equity securities at fair value	430	430	0	0
Other investments measured at net asset value	7,877	n/a	n/a	n/a
Total investment securities	$489,816	$430	$481,505	$4
Loan yield maintenance provisions	$4,747	$0	$4,747	$0
Financial Liabilities
Interest rate swaps	$4,747	$0	$4,747	$0

	Fair Value Measurements at December 31, 2019 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$3,811	$0	$3,811	$0
State and political subdivisions	261,425	0	261,425	0
Corporate bonds	1,260	0	1,260	0
Mortgage-backed securities-residential	147,910	0	147,905	5
Collateralized mortgage obligations	11,347	0	11,347	0
Small Business Administration	6,480	0	6,480	0
Equity securities
Equity securities at fair value	594	594	0	0
Other investments measured at net asset value	7,315	n/a	n/a	n/a
Total investment securities	$440,142	$594	$432,228	$5
Loan yield maintenance provisions	$1,898	$0	$1,898	$0
Financial Liabilities
Interest rate swaps	$1,898	$0	$1,898	$0

There were no significant transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2020 and 2019.  For additional information related to yield maintenance provisions and interest rate swaps see Interest – Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended September 30,		Nine Months ended September 30,
(In Thousands of Dollars)	2020	2019	2020	2019
Beginning Balance	$4	$6	$5	$6
Transfers from level 2	0	0	0	0
Repayments, calls and maturities	0	(1)	(1)	(1)
Ending Balance	$4	$5	$4	$5

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2020 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial
Commercial and industrial	$1,140	$0	$0	$1,140
1–4 family residential	139	0	0	139

	Fair Value Measurements at December 31, 2019 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
1–4 family residential	$183	$0	$0	$183
Consumer	12	0	0	12

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1.5 million with a valuation allowance of $256 thousand at September 30, 2020, resulting in an additional provision for loan losses of $300 thousand and $337 thousand for the three and nine month periods ending September 30, 2020.  At December 31, 2019, impaired loans had a principal balance of $208 thousand, with a valuation allowance of $13 thousand.  Loans measured at fair value resulted in an additional provision for loan losses of $58 thousand and $104 thousand for the three and nine month periods ending September 30, 2019.  Excluded from the fair value of impaired loans, at September 30, 2020 and December 31, 2019, discussed above are $542 thousand and $583 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended September 30, 2020 and December 31, 2019:

September 30, 2020	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial	$1,140	Sales Comparison	Adjustment for differences between comparable sales	(6.04%) - 6.04% (0%)
Residential	139	Sales comparison	Adjustment for differences between comparable sales	(40.00%) - 47.15% (17.77%)

December 31, 2019	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Residential	$183	Sales comparison	Adjustment for differences between comparable sales	(24.26%) - 23.74% 14.53%
Consumer	12	Sales comparison	Adjustment for differences between comparable sales	(12.95%) - 12.95% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at September 30, 2020 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$199,575	$22,592	$176,983	$0	$199,575
Restricted stock	14,969	n/a	n/a	n/a	n/a
Loans held for sale	7,076	0	7,075	0	7,075
Loans, net	2,127,817	0	0	2,110,347	2,110,347
Accrued interest receivable	10,293	0	2,901	7,392	10,293
Financial liabilities
Deposits	2,538,332	2,042,946	501,082	0	2,544,028
Short-term borrowings	5,192	0	5,192	0	5,192
Long-term borrowings	76,498	0	78,075	0	78,075
Accrued interest payable	809	38	771	0	809

		Fair Value Measurements at December 31, 2019 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$70,760	$23,229	$47,531	$0	$70,760
Restricted stock	11,729	n/a	n/a	n/a	n/a
Loans held for sale	2,600	0	2,678	0	2,678
Loans, net	1,797,052	0	0	1,760,062	1,760,062
Accrued interest receivable	7,552	0	2,578	4,974	7,552
Financial liabilities
Deposits	2,008,964	1,514,346	495,222	0	2,009,568
Short-term borrowings	77,050	0	77,050	0	77,050
Long-term borrowings	45,147	0	45,998	0	45,998
Accrued interest payable	1,070	61	1,009	0	1,070

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

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of Maple Leaf in January 2020 and other past acquisitions totaled $47.4 million and $38.2 at September 30, 2020 and December 31, 2019.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting units is determined using a combination of a discounted cash flow method and a guideline public company method.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2020		December 31, 2019
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,223)	$7,210	$(5,938)
Non-compete contracts	430	(387)	430	(384)
Trade name	520	(309)	520	(277)
Core deposit intangible	6,979	(4,046)	6,254	(3,371)
Total	$15,139	$(10,965)	$14,414	$(9,970)

Aggregate amortization expense was $332 thousand and $995 thousand for the three and nine month periods ended September 30, 2020.  Amortization expense was $326 thousand and $980 thousand for the three and nine months ended September 30, 2019.

Estimated amortization expense for each of the next five periods and thereafter:

2020 (3 months)	$331
2021	1,264
2022	1,090
2023	617
2024	314
Thereafter	558
Total	$4,174

Leases:

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of 4 months to 9.75 years, some of which include options to extend the lease for up to 10 years and some of which include options to terminate the leases within 4 months.

The right of use asset and lease liability were $5.0 and $5.1 million as of September 30, 2020 and $3.3 million at September 30, 2019.  The right of use asset and lease liability were $3.1 million and $3.2 million at December 31, 2019.

Lease payments made for the three and nine month period ended September 30, 2020 were $191 thousand and $581 thousand, while lease payments made for the three and nine month period ended September 30, 2019 were $146 thousand and $438 thousand, respectively. Interest expense and amortization expense on finance leases for the three month period ended September 30, 2020 was $38 thousand and $121 thousand, and $95 thousand and $334 thousand for the nine month period ended September 30, 2020.  Interest expense and amortization expense on finance leases for the three month period ended September 30, 2019 was $25 thousand and $89 thousand, and $78 thousand and $266 thousand for the nine month period ended September 30, 2019.  The weighted-average remaining lease term for all leases was 5.1 years as of September 30, 2020 and the weighted-average discount rate was 3.0%.

Maturities of lease liabilities are as follows as of September 30, 2020:

2020 (3 months)	$201
2021	799
2022	624
2023	568
2024	398
Thereafter	3,588
Total Payments	6,178
Less: Imputed Interest	(1,051)
Total	$5,127

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

Summary information about these interest-rate swaps at periods ended September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Notional amounts (In thousands)	$41,984	$42,178
Weighted average pay rate on interest-rate swaps	4.62%	4.60%
Weighted average receive rate on interest-rate swaps	2.35%	4.02%
Weighted average maturity (years)	4.5	4.2
Fair value of interest-rate swaps (In thousands)	$(4,747)	$(1,898)
Fair value of loan yield maintenance provisions (In thousands)	$4,747	$1,898

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month and nine month periods ended September 30, 2020 and 2019 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic EPS
Net income (In thousands)	$10,869	$9,154	$30,519	$26,085
Weighted average shares outstanding	28,182,744	27,688,234	28,293,445	27,757,119
Basic earnings per share	$0.39	$0.33	$1.08	$0.94

Diluted EPS
Net income (In thousands)	$10,869	$9,154	$30,519	$26,085
Weighted average shares outstanding for basic earnings per share	28,182,744	27,688,234	28,293,445	27,757,119
Dilutive effect of restricted stock awards	107,778	131,018	127,779	140,496
Weighted average shares for diluted earnings per share	28,290,522	27,819,252	28,421,224	27,897,615
Diluted earnings per share	$0.38	$0.33	$1.07	$0.94

There were no restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2020 and 2019.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of the Company’s executives with those of the Company’s shareholders.  There were 24,045 service time based share awards and 50,187 performance based share awards granted under the 2017 Plan during the nine month period ended September 30, 2020, as shown in the table below.  The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2022.  As of September 30, 2020, 401,315 shares are still available to be awarded from the 2017 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $364 thousand and $1.1 million for the three and nine month periods ended September 30, 2020, respectively.  During the prior periods, the expense recognized was $360 thousand and $1.0 million for the three and nine month periods ended September 30, 2019, respectively.  As of September 30, 2020, there was $1.6 million of total unrecognized compensation expense related to the nonvested shares granted under the Plans.  The remaining cost is expected to be recognized over 2.4 years.

The following is the activity under the Plans during the nine month period ended September 30, 2020.

	Nine Months Ended September 30, 2020
	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	81,165	$14.17	192,665	$13.72
Granted	24,045	15.29	50,187	15.93
Vested	(31,077)	14.53	(64,312)	13.38
Forfeited	0	0	0	0
Ending balance - non-vested shares	74,133	$14.39	178,540	$14.47

The 95,389 shares that vested during the nine month period ended September 30, 2020 had a weighted average fair value of $11.39 per share.

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three and nine month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$700	$(147)	$553
Reclassification adjustment for (gains) included in net income (1)	(48)	9	(39)
Net other comprehensive income	$652	$(138)	$514

	Three Months Ended September 30, 2019
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$3,960	$(831)	$3,129
Reclassification adjustment for (gains) included in net income (1)	(15)	3	(12)
Net other comprehensive income	$3,945	$(828)	$3,117

	Nine Months Ended September 30, 2020
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$13,894	$(2,918)	$10,976
Reclassification adjustment for (gains) included in net income (1)	(318)	66	(252)
Net other comprehensive income	$13,576	$(2,852)	$10,724

	Nine Months Ended September 30, 2019
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$18,984	$(3,974)	$15,010
Reclassification adjustment for losses included in net income (1)	18	(4)	14
Net other comprehensive income	$19,002	$(3,978)	$15,024

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) were phased in beginning January 1, 2015 and was fully implemented on January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of September 30, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At September 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at September 30, 2020 and December 31, 2019:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Common equity tier 1 capital ratio
Consolidated	$269,283	12.98%	$93,379	4.5%	N/A	N/A
Bank	258,385	12.49%	93,094	4.5%	134,469	6.5%
Total risk based capital ratio
Consolidated	297,961	14.36%	166,007	8.0%	N/A	N/A
Bank	277,726	13.42%	165,500	8.0%	206,875	10.0%
Tier I risk based capital ratio
Consolidated	278,620	13.43%	124,505	6.0%	N/A	N/A
Bank	258,385	12.49%	124,125	6.0%	165,500	8.0%
Tier I leverage ratio
Consolidated	278,620	9.67%	115,266	4.0%	N/A	N/A
Bank	258,385	9.01%	114,678	4.0%	143,348	5.0%

December 31, 2019
Common equity tier 1 capital ratio
Consolidated	$247,395	12.94%	$86,039	4.5%	N/A	N/A
Bank	213,507	11.19%	85,854	4.5%	$124,011	6.5%
Total risk based capital ratio
Consolidated	264,188	13.82%	152,958	8.0%	N/A	N/A
Bank	227,994	11.95%	152,629	8.0%	190,787	10.0%
Tier I risk based capital ratio
Consolidated	249,701	13.06%	114,719	6.0%	N/A	N/A
Bank	213,507	11.19%	114,472	6.0%	152,629	8.0%
Tier I leverage ratio
Consolidated	249,701	10.69%	93,406	4.0%	N/A	N/A
Bank	213,507	9.06%	94,304	4.0%	117,881	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
September 30, 2020
Goodwill and other intangibles	$6,116	$49,050	$(3,558)	$51,608
Total assets	$14,500	$2,970,504	$4,175	$2,989,179

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2019
Goodwill and other intangibles	$6,326	$37,141	$(822)	$42,645
Total assets	$13,892	$2,430,784	$4,482	$2,449,158

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2020
Net interest income	$31	$24,197	$(63)	$24,165
Provision for loan losses	0	2,600	0	2,600
Service fees, security gains and other noninterest income	2,357	7,174	(64)	9,467
Noninterest expense	1,520	15,361	63	16,944
Amortization and depreciation expense	75	633	68	776
Income before taxes	793	12,777	(258)	13,312
Income taxes	166	2,397	(120)	2,443
Net income	$627	$10,380	$(138)	$10,869

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2020
Net interest income	$95	$70,540	$(247)	$70,388
Provision for loan losses	0	6,100	0	6,100
Service fees, security gains and other noninterest income	6,922	19,897	(346)	26,473
Noninterest expense	4,549	46,697	634	51,880
Amortization and depreciation expense	228	1,905	184	2,317
Income before taxes	2,240	35,735	(1,411)	36,564
Income taxes	470	6,051	(476)	6,045
Net income	$1,770	$29,684	$(935)	$30,519

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2019
Net interest income	$43	$20,734	$(20)	$20,757
Provision for loan losses	0	550	0	550
Service fees, security gains and other noninterest income	2,277	5,235	(71)	7,441
Noninterest expense	1,459	13,937	321	15,717
Amortization and depreciation expense	91	602	13	706
Income before taxes	770	10,880	(425)	11,225
Income taxes	162	2,019	(110)	2,071
Net income	$608	$8,861	$(315)	$9,154

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2019
Net interest income	$121	$61,157	$(65)	$61,213
Provision for loan losses	0	1,850	0	1,850
Service fees, security gains and other noninterest income	6,825	14,329	(199)	20,955
Noninterest expense	4,580	41,656	734	46,970
Amortization and depreciation expense	275	1,822	37	2,134
Income before taxes	2,091	30,158	(1,035)	31,214
Income taxes	440	5,049	(360)	5,129
Net income	$1,651	$25,109	$(675)	$26,085

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

There were no short-term Federal Home Loan Bank Advances at September 30, 2020.  Short-term Federal Home Loan Bank Advances were $75 million at December 31, 2019.  The Company had $4.8 million and $1.7 million in securities sold under repurchase agreements for the periods ended September 30, 2020 and December 31, 2019, respectively.  In addition, the Company had no Federal funds purchased and has a $350 thousand balance with one lending institution at September 30, 2020 and December 31, 2019.

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. Government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $5.1 million and $1.8 million at September 30, 2020 and December 31, 2019.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	September 30, 2020	December 31, 2019
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$94	$55
State and political subdivisions	2,990	627
Mortgage-backed securities - residential	1,389	948
Collateralized mortgage obligations - residential	369	70
Total repurchase agreements	$4,842	$1,700

Management believes the risks associated with the agreements are minimal and, in the case of collateral decline, the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

Long-term borrowings:

There were $67.2 million in long-term Federal Home Loan Bank Advances at September 30, 2020 with a weighted average interest rate of 1.79%.  Long-term Federal Home Loan Bank Advances were $42.8 million at December 31, 2019.  In addition, the Company had two Trust Preferred Debentures with an outstanding balance of $9.3 million at September 30, 2020 and $2.1 million at December 31, 2019.  The final maturity of this Debt is December 31, 2036.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $620.8 million and $577.9 million at September 30, 2020 and December 31, 2019, respectively.  Based on this collateral, the Bank is eligible to borrow an additional $553.7 million at September 30, 2020.  Each advance is subject to a prepayment penalty if paid prior to its maturity date.

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

•	disruptions in the mortgage and lending markets and significant or unexpected fluctuations in interest rates related to COVID-19 and governmental responses, including financial stimulus packages;
•	general business conditions in the banking industry;
•	the regulatory environment;
•	general fluctuations in interest rates;
•	demand for loans in the market areas where the Company conducts business;
•	rapidly changing technology and evolving banking industry standards;
•	competitive factors, including increased competition with regional and national financial institutions;
•	and new service and product offerings by competitors and price pressures;
•

the impact of the election on the regulatory landscape, capital markets, and the response to and management of the COVID-19 pandemic, including the provision of additional economic stimulus from the federal government.

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

Overview

The Company’s results of operations for the quarter ended September 30, 2020 are discussed below.  However, the Company’s past results of operations may not reflect its future operating trends.  In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s business, particularly for the remainder of 2020.  Regulatory actions in response to the COVID-19 pandemic have varied across jurisdictions and have included very limited closure of nonessential businesses, affecting customers of the Company, although the Company as a financial institution has been considered an essential business.  The duration and extent of these regulatory measures is unknown.

The Company’s net income for the three months ended September 30, 2020 was $10.9 million, or $0.38 per diluted share, which compares to $9.2 million, or $0.33 per diluted share, for the three months ended September 30, 2019.  Net income excluding acquisition costs (non-GAAP) for the quarter ended September 30, 2020 was $10.9 million or $0.39 per share, compared to $9.3 million or $0.33 per share for the same quarter in 2019.  Annualized return on average assets and annualized return on average equity were 1.46% and 12.87%, respectively, for the three month period ending September 30, 2020, compared to 1.51% and 12.49% for the same three month period in 2019.  Farmers’ annualized return on average tangible equity (non-GAAP) was 15.30% for the quarter ended September 30, 2020 compared to 14.80% for the same quarter in 2019.

Net income for the nine months ended September 30, 2020 was $30.5 million, or $1.07 per diluted share, compared to $26.1 million, or $0.94 per diluted share, for the same nine month period in 2019.  Annualized return on average assets and return on average equity were 1.45% and 12.84%, respectively, for the nine month period ending September 30, 2020, compared to 1.47% and 12.52% for the same period in 2019.

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

Farmers is offering special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic. The following table reports the number and amount of payment deferrals by loan type as of dates listed:

	March 31, 2020		June 30, 2020		September 30, 2020
	Outstanding	Number of	Outstanding	Number of	Outstanding	Number of
	Balance	Loans	Balance	Loans	Balance	Loans
Commercial real estate	$75,809	78	$43,954	44	$155	1
Commercial	11,839	81	8,515	69	0	0
Agricultural	1,492	11	8,340	22	469	2
Residential real estate	5,506	41	3,785	37	222	1
Consumer	2,840	127	1,858	100	2	1
Total	$97,486	338	$66,452	272	$848	5

The Company offered three month deferrals upon request by the borrowers.  The deferral requests began in the middle of March, 2020 and concluded at the end of the three month deferral period.  The decline in deferred loans and balances was due to the ending of the deferment period and that not all borrower’s requested additional deferment as most continued to pay under the original terms of their loan.

Farmers is also a preferred SBA lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the new Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, so they could obtain SBA approval and receive funding as quickly as possible. During the period of the PPP program, the Company facilitated PPP assistance to 1,714 business customers totaling $199.8 million.  The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020.  The SBA has up to ninety days to review an application for PPP forgiveness and provide a decision at the end of that review.  Once forgiveness of the PPP loans has been communicated and payment is received from the SBA, the Company will record the cash received from the SBA, pay-off the loans based on the amount of forgiveness provided and accelerate the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that are forgiven.  At October 22, 2020, the Company had received payments from the SBA for forgiveness of loans totaling $1.8 million, or approximately 1% of the total PPP loans.

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

Total loans were $2.15 billion at September 30, 2020 compared to $1.81 billion at December 31, 2019, representing an annualized growth rate of 18.5%.  The increase in loans is a result of the Company’s focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline.  The increase in loans has occurred primarily due to PPP loans, with $199.8 million in outstanding balances.  Loans now comprise 77.5% of the Bank's third quarter average earning assets at September 30, 2020, compared to 79.3% for the same period in 2019.  The growth in loans has resulted in a 6.8% increase in tax equated loan interest income, including fees, in the third quarter of 2020 compared to the same quarter in 2019.  A summary of loans summarized by industries that have particular vulnerability to the effects of COVID-19 and their outstanding balance as a percentage of total loans is shown in the following table:

	Outstanding Balance	% of total loans
Restaurants and Catering Facilities	$50,388	2.35%
Hotels	41,351	1.93%
Golf Courses	7,562	0.35%
Energy	753	0.04%
Total	$100,054	4.67%

Non-performing assets to total assets remain at a low level, currently at 0.40%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $10.1 million, or 0.47% of total loans, at September 30, 2020.  Net charge-offs for the current quarter were $219 thousand, compared to $511 thousand in the same quarter in 2019 and net charge-offs as a percentage of average net loans outstanding is only 0.04% for the quarter ended September 30, 2020, compared to 0.12% in the same quarter in 2019.  Loan modifications due to COVID-19 could negatively impact these ratios.  See Item 1A. Risk Factors in Part II – OTHER INFORMATION of this filing for additional risk factor discussion.

The net interest margin for the three months ended September 30, 2020 was 3.59%, a 20 basis point decrease from the quarter ended September 30, 2019.  In comparing the third quarter of 2020 to the same period in 2019, asset yields decreased 62 basis points, while the cost of interest-bearing liabilities decreased 53 basis points.  Most of the decrease in the asset yields was the result of lower rates earned on loans, declining from 5.11% to 4.55% due to the decrease in the prime lending rate and the addition of the lower yielding PPP loans.  The cost of interest bearing liabilities decreased as the Federal Funds target rate was lowered to a target of 0-0.25% at the start of the COVID-19 pandemic in the United States.  Each of the major interest-bearing liability categories experienced cost decreases compared to one year ago.  The net interest margin for the quarter ended September 30, 2020 excluding interest and fees from PPP loans is 3.69%.  The net interest margin is also impacted by the additional accretion as a result of the discounted loan portfolios acquired in the previous mergers, which increased the net interest margin by 5 and 4 basis points for the quarters ended September 30, 2020 and 2019.

The net interest margin for the nine months ended September 30, 2020 was 3.69%, a 12 basis point decrease from the nine month period ended September 30, 2019.  Asset yields decreased 36 basis points, while the cost of interest-bearing liabilities decreased 31 basis points.  The reasons for the increases are similar to those for the third quarter discussed above.  The net interest margin is impacted by the additional accretion as a result of the discounted loan portfolios acquired in recent mergers, which increased the net interest margin by 5 and 4 basis points for the nine months ended September 30, 2020 and 2019.

The Company made progress in its effort to increase noninterest income, which increased 24.96% to $9.5 million for the quarter ended September 30, 2020 compared to $7.6 million in the same quarter of 2019.  Gains on the sales of mortgage loans increased $2.2 million or 192.91%, as lower interest rates prompted an increase in mortgage loan refinancing and new home purchases.  Insurance agency commissions increased $103 thousand or 15.12% and debit card interchange fees increased $113 thousand or 12.09%, but those increases were offset by a $304 or 25.17% thousand decrease in deposit account service charge income due to a change in consumer behavior during the COVID-19 pandemic. Other operating income was $306 thousand or 40.48% lower due to reduced income from Small Business Investment Company Fund investments and commercial loan interest rate swap fees. For the nine month period, noninterest income increased 24.01% to $26.5 million during the first nine months of 2020 compared to $21.3 million for the same period of 2019.  The reasons for the increases are similar to those for the third quarter discussed above.

The Company has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the third quarter of 2020 increased 7.02% to $17.7 million compared to $16.6 million in the same quarter in 2019, primarily as a result of increases in salaries and employee benefits of $822 thousand or 8.72%, FDIC insurance premiums of $120 thousand or 150.00% and occupancy expense and state and local taxes of $104 thousand or 6.44% and $108 thousand or 23.08% , respectively.  Other operating expenses decreased $37 thousand or 1.60%.  Annualized noninterest expenses excluding acquisition costs (non-GAAP) measured as a percentage of quarterly average assets decreased from 2.70% in the third quarter of 2019 to 2.38% in the third quarter of 2020.  For the nine month period ended September 30, 2020 noninterest expenses increased 9.50% to $54.2 million compared to $49.5 million for the same period in 2019.  The reasons for the increases are similar to those for the third quarter discussed above.

The efficiency ratio for the quarter ended September 30, 2020 decreased to 50.66% compared to 55.90% for the same quarter in 2019.  The improvement in mortgage banking income and net interest income, accompanied with careful management of noninterest expenses were the main drivers of the improvement.

The Company’s return on average tangible equity (Non-GAAP) was 15.30% and 15.14% for the three and nine month periods ended September 30, 2020 compared to 14.80% and 14.79% for the same periods in 2019.

Return on average tangible equity is a non-U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the tangible equity for the three and nine month periods ended September 30, 2020 and 2019, reconciliations are displayed in the tables below.

Results of Operations The following is a comparison of selected financial ratios and other results at or for the three and nine month periods ended September 30, 2020 and 2019:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In Thousands, except Per Share Data)	2020	2019	2020	2019
Total assets	$2,989,179	$2,433,210	$2,989,179	$2,433,210
Net income	$10,869	$9,154	$30,519	$26,085
Diluted earnings per share	$0.38	$0.33	$1.07	$0.94
Return on average assets (annualized)	1.46%	1.51%	1.45%	1.47%
Return on average equity (annualized)	12.87%	12.49%	12.84%	12.52%
Efficiency ratio (tax equivalent basis) (1)	50.66%	55.90%	53.78%	57.32%
Equity to asset ratio	11.37%	12.05%	11.37%	12.05%
Tangible common equity ratio (2)	9.82%	10.47%	9.82%	10.47%
Dividends to net income	28.53%	30.23%	30.49%	29.79%
Net loans to assets	71.18%	72.74%	71.18%	72.74%
Loans to deposits	84.59%	87.43%	84.59%	87.43%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of September 30, 2020 and 2019, reconciliations of tangible common equity (non-GAAP) to U.S. GAAP total common stockholders’ equity and tangible assets (non-GAAP) to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	September 30, 2020	December 31, 2019	September 30, 2019
Stockholders' equity	$339,968	$299,309	$293,223
Less goodwill and other intangibles	51,608	42,645	42,972
Tangible common equity	288,360	256,664	250,251
Average stockholders' equity	335,982	300,355	290,673
Less average goodwill and other intangibles	51,754	42,859	43,187
Average tangible common equity	$284,228	$257,496	$247,486

Reconciliation of Total Assets to Tangible Assets

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	September 30, 2020	December 31, 2019	September 30, 2019
Total assets	$2,989,179	$2,449,158	$2,433,210
Less goodwill and other intangibles	51,608	42,645	42,972
Tangible assets	$2,937,571	$2,406,513	$2,390,238
Average assets	2,957,702	2,424,574	2,409,010
Less average goodwill and other intangibles	51,754	42,859	43,187
Average tangible assets	$2,905,948	$2,381,715	$2,365,823

Reconciliation of Net Income, Excluding Acquisition Costs

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	September 30, 2020	December 31, 2019	September 30, 2019
Net Income	$10,869	$9,675	$9,154
Acquisition related costs - tax equated	50	90	97
Net Income - adjusted	$10,919	$9,765	$9,251
Diluted EPS excluding acquisition costs	$0.39	$0.35	$0.33

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$2,127,059	$24,331	4.55%	$1,768,205	$22,790	5.11%
Taxable securities (4)	197,311	1,263	2.55	190,044	1,196	2.50
Tax-exempt securities (4) (6)	254,533	2,459	3.84	219,686	2,137	3.86
Equity securities (2)	15,182	138	3.62	12,057	151	4.97
Federal funds sold and other	151,162	52	0.14	38,451	205	2.12
TOTAL EARNING ASSETS	2,745,247	28,243	4.09	2,228,443	26,479	4.71
NONEARNING ASSETS
Cash and due from banks	28,774			36,787
Premises and equipment	25,806			24,455
Allowance for loan losses	(17,691)			(14,201)
Unrealized gains (losses) on securities	27,766			12,339
Other assets (3)	147,800			121,187
TOTAL ASSETS	$2,957,702			$2,409,010

INTEREST-BEARING LIABILITIES
Time deposits	$476,205	$1,869	1.56%	$418,551	$2,116	2.01%
Brokered time deposits	57,000	157	1.10	105,276	650	2.35
Savings deposits	476,097	256	0.21	403,863	317	0.31
Demand deposits	913,946	871	0.38	660,433	1,622	0.97
Short term borrowings	4,476	14	1.24	53,009	289	2.16
Long term borrowings	76,554	303	1.57	35,870	180	1.99
TOTAL INTEREST-BEARING LIABILITIES	2,004,278	3,470	0.69	1,677,002	5,174	1.22

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	592,539			429,539
Other liabilities	24,903			11,796
Stockholders' equity	335,982			290,673
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,957,702			$2,409,010
Net interest income and interest rate spread		$24,773	3.40%		$21,305	3.49%
Net interest margin			3.59%			3.79%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $2.1 million and $1.1 million for 2020 and 2019, respectively, and is reduced by amortization of $695 thousand and $680 thousand for 2020 and 2019, respectively.

(6)

For 2020, adjustments of $103 thousand and $505 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2019, adjustments of $106 thousand and $442 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$2,052,239	$73,370	4.78%	$1,748,828	$66,792	5.11%
Taxable securities (4)	205,168	4,088	2.66	193,992	3,678	2.53
Tax-exempt securities (4) (6)	246,218	7,161	3.88	212,989	6,213	3.90
Equity securities (2) (6)	16,388	415	3.38	12,057	497	5.51
Federal funds sold and other	93,091	231	0.33	33,918	559	2.20
TOTAL EARNING ASSETS	2,613,104	85,265	4.36	2,201,784	77,739	4.72
NONEARNING ASSETS
Cash and due from banks	34,039			35,009
Premises and equipment	25,458			23,813
Allowance for loan losses	(16,482)			(13,947)
Unrealized gains (losses) on securities	18,414			3,579
Other assets (3)	139,806			122,459
TOTAL ASSETS	$2,814,339			$2,372,697

INTEREST-BEARING LIABILITIES
Time deposits	$488,051	$6,492	1.78%	$395,932	$5,758	1.94%
Brokered time deposits	82,138	959	1.56	82,414	1,475	2.39
Savings deposits	452,938	844	0.25	413,438	965	0.31
Demand deposits	809,619	3,357	0.55	627,414	4,301	0.92
Short term borrowings	26,440	352	1.78	116,468	2,151	2.47
Long term borrowings	84,483	1,102	1.74	15,943	276	2.31
TOTAL INTEREST-BEARING LIABILITIES	1,943,669	13,106	0.90	1,651,609	14,926	1.21

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	533,400			427,808
Other liabilities	19,822			14,623
Stockholders' equity	317,448			278,657
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,814,339			$2,372,697
Net interest income and interest rate spread		$72,159	3.46%		$62,813	3.51%
Net interest margin			3.69%			3.81%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $5.0 million and $3.0 million for 2020 and 2019, respectively, and is reduced by amortization of $2.0 million and $2.1 million for 2020 and 2019.
(6)

For 2020, adjustments of $299 thousand and $1.5 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2019, adjustments of $315 thousand and $1.3 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income.  Net interest income for the three month period ended September 30, 2020 was $24.2 million compared to $20.8 million for the same period in 2019.  On a tax equivalent basis net interest income was $24.8 million for the third quarter of 2020 compared to $21.3 million for the same period in 2019.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 20 basis points to 3.59% for the three months ended September 30, 2020, compared to 3.79% for the same three month period in the prior year.  In comparing the quarters ended September 30, 2020 and 2019, yields on earning assets decreased 62 basis points, while the cost of interest bearing liabilities decreased 53 basis points.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 5 basis points lower for the quarter ended September 30, 2020.

Net interest income for the nine month period ended September 30, 2020 was $70.4 million compared to $61.2 million for the same period in 2019.  On a tax equivalent basis net interest income was $72.2 million for the nine month period ended September 30, 2020 compared to $62.8 million for the same period in 2019.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 12 basis points to 3.69% for the nine months ended September 30, 2020, compared to 3.81% for the same nine month period in the prior year.  In comparing the nine month period ended September 30, 2020 and 2019, yields on earning assets decreased 36 basis points, while the cost of interest bearing liabilities decreased 31 basis points.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 5 basis points lower for the nine month period ended September 30, 2020.

Noninterest Income. Noninterest income, which increased 24.96% to $9.5 million for the quarter ended September 30, 2020 compared to $7.6 million in the same quarter of 2019.  Gains on the sales of mortgage loans increased $2.2 million or 192.91%, as lower interest rates prompted an increase in mortgage loan refinancing and new home purchases.  Insurance agency commissions increased $103 thousand or 15.12% and debit card interchange fees increased $113 thousand or 12.09%, but those increases were offset by a $304 thousand or 25.17% decrease in deposit account service charge income due to a change in consumer behavior during the COVID-19 pandemic. Other operating income was $306 thousand or 40.48% lower due to reduced income from SBIC Fund investments and commercial loan interest rate swap fees.

Noninterest income increased 24.01% to $26.5 million during the first nine months of 2020 compared to $21.3 million for the same period of 2019.  The reasons for the increases are similar to those for the third quarter discussed above.

Noninterest Expense.  Total noninterest expenses for the third quarter of 2020 increased 7.02% to $17.7 million compared to $16.6 million in the same quarter in 2019, primarily as a result of increases in salaries and employee benefits of $822 thousand or 8.72%, FDIC insurance premiums of $120 thousand or 150.00% and occupancy expense and state and local taxes of $104 thousand or 6.44% and $108 thousand or 23.08%, respectively.  Other operating expenses decreased $37 thousand or 1.60%.  Annualized noninterest expenses excluding acquisition costs (non-GAAP) measured as a percentage of quarterly average assets decreased from 2.70% in the third quarter of 2019 to 2.38% in the third quarter of 2020.

For the nine month period ended September 30, 2020 noninterest expenses increased 9.50% to $54.2 million compared to $49.5 million for the same period in 2019.  The reasons for the increases are similar to those for the third quarter discussed above.

The Company’s tax equivalent efficiency ratio for the three month period ended September 30, 2020 was 50.66% compared to 55.90% for the same period in 2019.  The tax equivalent efficiency ratio for the nine month period ended September 30, 2020 was 53.78% compared to 57.32% for the nine month period ended September 30, 2019.  The improvement in mortgage banking income and net interest income, accompanied with careful management of noninterest expenses were the main drivers of the improvement.

Income Taxes. Income tax expense totaled $2.4 million for the quarter ended September 30, 2020 and $2.1 million for the quarter ended September 30, 2019.  The effective tax rate for the three month period ended September 30, 2020 and 2019 was 18.35% and 18.45%, respectively.

Income tax expense was $6.0 million for the first nine months of 2020 and $5.1 million for the first nine months of 2019.  The effective tax rate for the nine month period ended September 30, 2020 was 16.53%, compared to 16.43% for the same period in 2019.

Other Comprehensive Income.  For the quarter ended September 30, 2020, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $515 thousand, compared to $3.1 million for the same period in 2019.  The positive change in the fair value of securities for the three month period ended September 30, 2020 was the reason for the other comprehensive income increase.

For the first nine months of 2020, the change in net unrealized gains on securities, net of reclassifications, resulted in an unrealized gain, net of tax, of $10.7 million, compared to $15.0 million for the same period in 2019.  The positive change in the fair value of securities for the nine month period ended September 30, 2020 and September 30, 2019 was the reason for the other comprehensive income increases.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $128.8 million during the first nine months of 2020 from $70.8 million to $199.6 million.  The increase in the cash balance is part of normal fluctuations on the Company’s $2.989 billion balance sheet.  The Company expects cash and cash equivalents to be reduced to December 31, 2019 levels over the next few months as cash is used for loan growth and security portfolio purchases.

Securities.  Securities available-for-sale increased by $49.3 million since December 31, 2019.  The Company intends to maintain the securities portfolio’s current level, as a percentage of total assets, during the remaining months of 2020.

Loans.  Gross loans increased $335.6 million since December 31, 2019.  The increase in loans has occurred across many of the major loan categories but especially the commercial, commercial real estate and residential real estate loan portfolios.  Loans in the PPP category increased to an outstanding balance of $199.8 million.  The Bank also utilized a talented lending and credit team while adhering to sound underwriting discipline to increase the loan portfolio.  The increase in average loan balances along with an increase in market interest rates helped the current quarter’s loan income improve to $24.2 million or 6.81% compared to $22.7 million in the same quarter ended September 30, 2019.

On a tax equated basis loan income improved by $1.5 million compared to the same quarter in 2019.  The average tax equivalent interest rate on the loan portfolio was 4.55% for the three month period ended September 30, 2020 compared to 5.11% for the same period in 2019.  On a fully tax equivalent basis, loans contributed $73.4 million of total interest income during the nine month period ended September 30, 2020 compared to $66.8 million for the same period in 2019.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
Nonperforming loans	$11,841	$12,225	$11,845	$6,345	$6,749
Nonperforming loans as a % of total loans	0.55%	0.57%	0.60%	0.35%	0.38%
Loans delinquent 30-89 days	$10,134	$10,336	$19,067	$11,893	$9,076
Loans delinquent 30-89 days as a % of total loans	0.47%	0.48%	0.97%	0.60%	0.51%
Allowance for loan losses	$19,341	$16,960	$14,952	$14,487	$14,261
Allowance for loan losses as a % of loans	0.90%	0.79%	0.76%	0.80%	0.80%
Allowance for loan losses as a % of non-acquired loans	1.03%	0.92%	0.92%	0.89%	0.90%
Allowance for loan losses as a % of nonperforming loans	163.34%	138.73%	126.23%	228.32%	211.31%
Annualized net charge-offs to average net loans outstanding	0.04%	0.08%	0.13%	0.09%	0.12%
Non-performing assets	$11,914	$12,266	$11,976	$6,364	$6,823
Non-performing assets as a % of total assets	0.40%	0.43%	0.45%	0.26%	0.28%
Net charge-offs for the quarter	$219	$392	$635	$374	$511

In accordance with the accounting relief provisions of the CARES Act, the Bank has postponed, during the first quarter of 2020, the adoption of the current expected credit losses (“CECL”) accounting standards, primarily due to the impact the COVID-19 pandemic is having on the economy and the lack of reasonable and supportable economic forecasts.

For the three months ended September 30, 2020 and 2019, management recorded a $2.6 million and $550 thousand provision for loan losses.  For the nine month periods ended September 30, 2020 and 2019 the provision recorded was $6.1 million and $1.9 million, respectively. The larger provision for the current quarter was necessary for the allowance as a result of the impact of increased negative economic factors that exist in the current business environment.  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses. The allowance for loan losses as a percentage of the total loan portfolio was 0.90% at September 30, 2020 and 0.80% at September 30, 2019.  The loan portfolios acquired at fair market value from previous acquisitions were recorded at fair market value and without an associated allowance for loan loss.  When the acquired loans are excluded, the ratio of allowance for loan losses to total non-acquired loans is 1.03% at September 30, 2020 compared to 0.90% at September 30, 2019.  Early stage delinquencies, which are loans 30 - 89 days delinquent, as a percentage of total loans decreased from 0.51% at September 30, 2019 to 0.47% at September 30, 2020 and non-performing loans as a percentage of total loans increased from 0.38% at September 30, 2019 to 0.55% at September 30, 2020.  The allowance for loan losses to non-performing loans decreased from 211.31% at September 30, 2019 to 163.34% at September 30, 2020.  The amount of loans made to vulnerable industries (Restaurants, Hotels, Golf Courses and Energy) is less than 4.67% of our total loan portfolio.  It is also important to note that the average FICO score of our consumer loan portfolio stands at a healthy 757 and that some of the asset quality ratios could be negatively impacted by loans that have been granted payment deferrals.

Based on the evaluation of the adequacy of the allowance for loan losses, management believes that the allowance for loan losses at September 30, 2020 is adequate and reflects probable incurred losses in the portfolio.  The provision for loan losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $529.4 million from December 31, 2019 to September 30, 2020, for a balance of $2.5 billion.  The increase in deposits is the result of the addition of $183.3 million in deposits from the Maple Leaf acquisition and the Company’s efforts to increase deposits without causing a significant negative impact to the net interest margin.  Interest bearing accounts and brokered time deposits increased a combined $386.2 million, or 24.52%, during the first nine months of 2020. The increase in interest bearing accounts is mostly due to an approximate increase of $113.8 million in public funds deposits and the increased deposits from Maple Leaf.  Money market index accounts increased as customers moved funds out of certificates of deposit during the period.  The Company also believes a portion of the deposit growth is related to business customers adding their PPP loan proceeds in their DDA.  At December 31, 2019 the balance in money market index accounts was $177.4 million and at September 30, 2020 it was $223.7 million, an increase of 26.10%.  The Company’s strategy is to maintain deposit balances.  At September 30, 2020, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 92.49% of total deposits.

Borrowings.  Total borrowing balances decreased 33.14% from $122.2 million at December 31, 2019 to $81.7 million at September 30, 2020.  During the nine month period ended September 30, 2020 the Company was able to repay a net amount of $75.0 million in short-term FHLB advances as a result of the use of additional brokered time deposits.  The use of brokered time deposits also had a positive impact on the overall cost of funds due to lower interest rates.  While short term borrowings decreased by $71.9 million since December 31, 2019, long term borrowings increased $31.4 million during that same period ended September 30, 2020.  The Bank was able to lock in long term advances from the Federal Home Loan Bank at lower interest rates.

Capital Resources.  Total stockholders’ equity increased $40.7 million, or 13.58%, during the nine month period ended September 30, 2020.  The increase in equity is due primarily to an increase in common stock due to the acquisition of Maple Leaf and an increase in other comprehensive income as a result of positive changes in the value of available for sale securities and the net income addition to retained earnings less the amount of dividends paid.  Shareholders received $0.11 per share in cash dividends in the first three quarters of 2020.  The increased dividends to $0.11 is a 10.00% increase over the $0.10 paid in the last two quarters of 2019.  Book value per share increased from $10.82 per share at December 31, 2019 to $12.06 per share at September 30, 2020.  The Company’s tangible book value, which is a non-GAAP measure, per share also increased, from $9.28 per share at December 31, 2019 to $10.23 per share at September 30, 2020.  The increases in book value and tangible book value per share were also the result of increases to retained earnings from profit retention.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  Minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) were phased in from January 1, 2016 through January 1, 2019.  The Company must hold a capital conservation buffer of 2.5% above adequately capitalized risk-based capital ratios during 2020.  At September 30, 2020 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 12.98%, total risk-based capital ratio stood at 14.36%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 13.43% and 9.67%, respectively, at September 30, 2020.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2020.

Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to adopt a simple leverage ratio to measure capital adequacy.  The community bank leverage ratio framework removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that opts into the framework.

The community bank leverage ratio framework was available for banking organizations to use in their March 31, 2020, Call Report.  The Company has not elected to use the new framework as of September 30, 2020.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At September 30, 2020, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.2 million. The outstanding balance at September 30, 2020 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of September 30, 2020, the Bank had outstanding balances with the Federal Home Loan Bank of $67.2 million with additional borrowing capacity of approximately $553.7 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first nine months of 2020, net cash used by investing activities amounted to $171.8 million, compared to $54.2 million used in the same period in 2019.  Loan originations used $155.7 million during the first nine months of 2020, mainly due to the PPP loans, compared to the $49.7 million used during the same period in 2019.  Purchases of securities available for sale used $61.5 million for the quarter ended September 30, 2020 compared to $41.4 million during the first nine months of 2019.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $273.9 million for the period ended September 30, 2020, compared to $55.8 million provided in financing activities for the same period in 2019.  There were large swings in two line items during the nine month period ended September 30, 2020 compared to the same period last year; changes in short term borrowings used $46.9 million in the nine month period ended September 30, 2020, compared to $213.8 million used during the nine month period ended September 30, 2019.  There was also $346.1 million provided by deposits during the nine month period ended September 30, 2020 compared to $240.9 million provided during the same period ended September 30, 2019.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $423.1 million at September 30, 2020 and $372.4 at December 31, 2019.  Additionally, the Company committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At September 30, 2020 the Company has invested the full $8 million in these funds.

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

Changes In Interest Rate (basis points)	September 30, 2020 Result	December 31, 2019 Result	ALCO Guidelines
Net Interest Income Change
+300	-1.5%	5.9%	-15%
+200	-1.4%	4.0%	-10%
+100	-0.9%	2.1%	-5%
-100	-1.8%	-4.4%	-5%
Net Present Value Of Equity Change
+300	28.3%	21.6%	-20%
+200	21.8%	19.0%	-15%
+100	13.0%	12.6%	-10%
-100	-21.1%	-19.7%	-10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at September 30, 2020.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business.  Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, although the Company establishes accruals where losses are deemed probable and reasonably estimable.  The Company’s assessment of the current exposure with respect to adverse claims in legal matters could change in the event of the discovery of additional facts in such matters or upon determinations by judges, juries, administrative agencies or other finders of fact that are inconsistent with the Company’s evaluation of claims. It is possible that the ultimate resolution of matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Item 1A.	Risk Factors

For a discussion of risk factors related to the Company, refer to Part 1, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The following risk factors should be read in conjunction with those risk factors.

The COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions.  The spread of a highly infectious or contagious disease, such as COVlD-19, has caused severe disruptions in the U.S. economy, which could in turn disrupt the businesses, activities, and operations of our customers, as well as our business and operations.  Moreover, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States.  The spread of COVID-19, including the time such outbreak takes to wane, resurgence in spread of the virus, and the time it takes our markets to return to normal, may result in a significant and/or sustained decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us.  Although the economy has made a slight recovery and the impact to our lines of business has been less than material to date, the resurgence in the spread of COVID-19 could further impact our lines of business negatively impact the business and operations of third-party service providers who perform critical services for us.  The spread of COVID-19, or another highly infectious or contagious disease, or the failure to contain such spread, could have a material adverse effect to our business, financial condition and results of operations.

The election and adverse changes in the ability or willingness of our customers to meet their repayment obligations to the Company could adversely impact our liquidity, financial condition and results of operations.

The impact of the U.S. elections on the regulatory landscape, capital markets, and the response to the COVID-19 pandemic, including whether there will be additional economic stimulus from the federal government, could negatively impact our financial results. Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations, and our ability to collect on loans depends on the willingness and repayment ability of our customers.  Adverse changes in the ability or willingness of a significant portion of our customers to repay their obligations to the Company, whether due to changes in general economic, political or social conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, prolonged public health crisis or a pandemic, such as COVID-19, or other causes, or events affecting our customers such as unemployment, major medical expenses, bankruptcy, divorce or death, could have a material effect on our liquidity, financial condition and results of operations.

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

On July 30, 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions.  This 2019 Repurchase Program supersedes the Company’s prior share repurchase program initially approved in 2012 authorizing the purchase of up to 920,000 shares of common stock.  The 2019 Repurchase Program was suspended by the Company during the nine month period ended September 30, 2020.

There was no treasury stock activity under the program during the three month period ended September 30, 2020.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 5, 2020

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 5, 2020

/s/ Carl D. Culp
Carl D. Culp Senior Executive Vice President and Treasurer