Form 10-K
period 2020-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2021-03-04
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the estimated aggregate market value of the registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $334.2 million based upon the last sales price as of June 30, 2020 reported on NASDAQ.  (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed as admission by the registrant that such person is an affiliate of the registrant).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

As of March 1, 2021, the registrant had outstanding 28,312,557 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2021	III
Annual Meeting of Shareholders

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341.  Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.”  Farmers’ business activities are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment.  For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2020, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

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

The Bank is a full-service national banking association engaged in commercial and retail banking mainly in Mahoning, Trumbull, Columbiana, Wayne, Holmes, Geauga, Cuyahoga, Medina and Stark Counties in Ohio and a location in Beaver County, Pennsylvania.  The Bank’s commercial and retail banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines, internet banking, travel cards, “E” Bond transactions, MasterCard and Visa credit cards, brokerage services and other miscellaneous services normally offered by commercial banks.

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2020, is discussed in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

Human Capital

          Our core values of Integrity, Respect, Diligence, Stewardship, Commitment, Relationships and Performance represent our belief that our long-term success is closely tied to having a dedicated and engaged workforce.  We are committed to attracting, developing, and retaining associates who reflect the communities in which we serve. As of December 31, 2020, Farmers and its subsidiaries had 444.5 full-time equivalent employees.  The market for top talent is highly competitive, and we recognize that workforce turnover is not only financially costly, but also is not aligned with our commitment to our team. Farmers is committed to supporting a high performing, collaborative culture that provides the foundation to attract and retain the best associates in banking. By investing in our team, we also invest in our financial future.  We offer all of our associates a comprehensive benefits package that includes medical, dental and vision insurance, a flexible spending plan, prescription drug coverage, group life insurance, short-term and long-term disability insurance, a traditional 401(k) Plan, a Roth IRA plan, competitive paid time off/paid holidays, competitive incentives, and annual Profit Sharing Plan and an Employee Stock Purchase Plan.

          We are committed to providing a safe and secure work environment in accordance with applicable labor, safety, health, anti-discrimination and other workplace laws. We strive for all of our associates to feel safe and empowered at work. To that end, we maintain a whistleblower hotline that allows associates and others to anonymously voice concerns. We prohibit retaliation against an individual who reported a concern or assisted with an inquiry or investigation.

          Our Company has taken workplace safety very seriously during the COVID-19 pandemic.  As the scope of the pandemic broadened, Farmers implemented specific protocols in our Disaster Recovery Plan designed to safeguard our employees and clients.  We secured and distributed the necessary PPE to all locations, enacted all applicable government-mandated/CDC-recommended guidelines for safe social distancing (including the installation of Plexiglass barriers, floor spacing markers and hand-sanitizer stations), restricted lobby access as needed (appointment only), promoted the use of drive-thru banking, internet banking and the use of ITM’s, provided additional PTO time for front-line employees, enabled secure work-from-home access for back-office/support personnel (over 250 employees), paid additional bonuses to associates making less than $50,000 annually, waived medical plan cost-sharing for tele-health and COVID-19 testing, provided increased facility cleaning and disinfecting frequency including the introduction of germ mitigation services and allowing for flexible scheduling options where appropriate.

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

•

Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement was phased in beginning on January 1, 2016 at 0.625% and was fully phased in at 2.50% on January 1, 2019.  A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero.  The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter.  The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

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

Various legislation affecting financial institutions and the financial industry will likely continue to be introduced in Congress, and such legislation may further change banking statutes and the operating environment of the Company in substantial and unpredictable ways. It is likely that the Biden Administration and the U.S. Congress will pursue and potentially implement legislative or regulatory changes affecting financial institutions and the financial industry.  Any new legislation by the Biden administration could overturn the regulatory relief efforts by the prior administration.  In 2018, then President Trump signed a bill reforming the Dodd-Frank Act and the Trump

Administration indicated, at that time, their intent to loosen additional regulations.  Such new legislation by the Biden administration could change the operating environment for Farmers and its subsidiaries in unpredictable ways.  It is unclear at this time when or if this possible legislation will come to fruition with the current administration.

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

The FDIC assesses a quarterly deposit insurance premiums on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the Deposit Insurance Fund (“DIF”).  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits.  In 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35%.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%.  The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system.  It is likely that the Biden Administration and the U.S. Congress will pursue and potentially implement legislative or regulatory changes affecting financial institutions and the financial industry.  Additional legislation could change the operating environment for Farmers and its subsidiaries in unpredictable ways.  With the enactment and the continuing implementation of the Dodd-Frank Act and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.  Farmers cannot predict the scope and timing of any such future legislation and, if enacted, the effect that it could have on its business, financial condition or results of operations.

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

Risks Relating to General Economic and Market Conditions, including COVID-19 Pandemic

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

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions.  The spread of a highly infectious or contagious disease, such as COVlD-19, has caused severe disruptions in the U.S. economy, which could in turn disrupt the businesses, activities, and operations of our customers, as well as our business and operations.  Moreover, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States.  The spread of COVID-19, including the time such outbreak takes to wane, resurgence in spread of the virus, and the time it takes our markets to return to normal, may result in a significant and/or sustained decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us.  Although the economy has made a slight recovery and the impact to our lines of business has been less than material to date, the resurgence in the spread of COVID-19 could further impact our lines of business negatively impact the business and operations of third-party service providers who perform critical services for us.  The spread of COVID-19, or another highly infectious or contagious disease, or the failure to contain such spread, could have a material adverse effect on our business, financial condition and results of operations.

The election and any resulting adverse changes in the ability or willingness of our customers to meet their repayment obligations to the Company could adversely impact our liquidity, financial condition and results of operations.

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

As of December 31, 2020, approximately 68.3% of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans.  Consequently, real estate-related credit risks are a significant concern for us.  The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

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

As of December 31, 2020, approximately 19.5% of our loan portfolio consisted of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.  Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans.  The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.  In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed or operate at reduced capacities, the impact on the national economy continues to worsen, or more clients draw on their lines of credit or seek additional loans to help finance their businesses.  Small and mid-sized businesses make up a significant portion of our commercial loan portfolio and are particularly vulnerable to adverse financial effects of the COVID-19 pandemic due to their increased reliance on continuing cash flow to fund day-to-day operations.  Although federal government programs such as the Paycheck Protection Program and the Main Street Lending Program, that are designed to support individuals, households and businesses impacted by the economic disruptions caused by the COVID-19 pandemic, have sought, and may further seek, to provide relief to these types of businesses, there can be no assurance that these programs will succeed.  In addition, we may be exposed to credit risk on a PPP loan if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced.  In such a case, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any related loss from us.

We are subject to certain risks with respect to liquidity.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers.  Our primary source of liquidity is our core deposit base, which is raised through our retail branch system.  Core deposits – savings and money market accounts, time deposits less than $250 thousand and demand deposits—comprised approximately 93.4% of total deposits at December 31, 2020.  Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers.  Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $201.9 million at December 31, 2020.  An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

We completed the acquisition of Maple Leaf in January of 2020.  The successful integration of these acquisitions depends on our ability to manage the operations and personnel of the acquired businesses.  Integrating operations is complex and requires significant efforts and expenses.  Potential difficulties we may encounter as part of the integration process include the following:

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

Previous announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised various concerns relating to mortgage foreclosure practices.  The integrity of the foreclosure process is important to our business, as an originator and servicer of residential mortgages.  As a result of our continued focus of concentrating our lending efforts in our primary markets in Ohio, as well as servicing loans for the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), we do not anticipate suspending foreclosure activities.  It is not clear at this time if any current or future state or federal moratoriums on foreclosures related to COVID-19 concerns will cause significant issues for the Bank.  We previously reviewed our foreclosure procedures and concluded they are generally conservative in nature and do not present the significant documentation deficiencies underlying other industry foreclosure problems.  Nevertheless, we could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and our financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

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

The Tax Cuts and Jobs Act, among other changes, imposed additional limitations on the federal income tax deductions individual taxpayers may take for mortgage loan interest payments and for payments of state and local taxes, including real property taxes. The Tax Cuts and Jobs Act also imposed additional limitations on the deductibility of business interest expense and eliminated other deductions in their entirety, including deductions for certain home equity loan interest payments. Such limits and eliminations may result in customer defaults on loans we have made and decrease the value of mortgage-backed securities in which we have invested.

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

Farmers National Bank Property

The Bank’s main office is located at 20 and 30 S. Broad St., Canfield, Ohio.  The other locations of Farmers Bank are:

Office Building	40 & 46 S. Broad St., Canfield, Ohio
Austintown Office	22 N. Niles-Canfield Rd., Youngstown, Ohio
Lake Milton Office	17817 Mahoning Avenue, Lake Milton, Ohio
Cornersburg Office	3619 S. Meridian Rd., Youngstown, Ohio
Canfield Lab Office	4538 Boardman-Canfield Rd., Canfield, Ohio
Western Reserve Office	102 W. Western Reserve Rd., Youngstown, Ohio
Salem Office	2424 E. State St., Salem, Ohio
Columbiana Office	340 State Rt. 14, Columbiana, Ohio
Damascus Office	29053 State Rt. 62, Damascus, Ohio
Poland Office	106 McKinley Way W., Poland, Ohio
Niles Office	1 S. Main St., Niles, Ohio
Niles Drive Up	170 E. State St., Niles, Ohio
Girard Office	121 N. State St., Girard, Ohio
Eastwood Office	5845 Youngstown-Warren Rd., Niles, Ohio
Niles Operation Center	51 S. Main St., Niles, Ohio
Canton Office	4518 Fulton Dr. NW, Suite 100, Canton, Ohio
McClurg Road Office	42 McClurg Rd., Boardman, Ohio
Howland Office	1625 Niles-Cortland Rd., Warren, Ohio
Wealth Management Bldg.	2 S. Broad St., Canfield, Ohio
Alliance Office	310 W. State St., Alliance, Ohio
Midway Office	7227 E. Lincoln Way, Apple Creek, Ohio
Dalton Office	12 W. Main St., Dalton, Ohio
Calcutta Office	15703 State Rt. 170, Calcutta, Ohio
East Liverpool Office	617 Bradshaw Ave., East Liverpool, Ohio
Kidron Office	4950 Kidron Rd., Kidron, Ohio
Lisbon Office	131 E. Lincoln Way, Lisbon, Ohio
Lodi Office	106 Ainsworth St., Lodi, Ohio
Massillon Office	211 Lincoln Way E., Massillon, Ohio
Mayflower Office	2312 Lincoln Way NW, Massillon, Ohio
Mount Eaton Office	15974 E. Main St., Mount Eaton, Ohio
Orrville Main Office	112 W. Market St., Orrville, Ohio
West High Street Office	1320 W. High St., Orrville, Ohio
Seville Office	4885 Atlantic Dr., Seville, Ohio
Smithville Office	153 E. Main St., Smithville, Ohio
Burbank Road Office	4192 Burbank Rd., Wooster, Ohio
Downtown Wooster Office	305 W. Liberty St., Wooster, Ohio
Newbury Office	10800 Kinsman Rd., Newbury, Ohio
Beachwood Office	24755 Chagrin Blvd., Suite 100, Beachwood, Ohio
Shreve Office	201 N. Market St., Shreve, Ohio
Beaver Lending Office	501 3rd St., Beaver, Pennsylvania

The Bank owns all locations except the Canfield Lab, Canton, Alliance, East Liverpool, Newbury, Downtown Wooster, and Beachwood Offices, and the Beaver lending office, which are leased.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market.  Farmers had 28,312,557 common shares outstanding and approximately 3,218 holders of record of common shares at March 1, 2021.  The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated.  Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.  Certain limitations and restrictions on the ability of Farmers to continue to pay quarterly dividends are described under the caption “Capital Resources” in Item 7 of this Part II, and under the caption “Dividends and Transactions with Affiliates” in Item 1 of Part I.

Quarter Ended	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
High	$16.50	$13.51	$12.59	$13.84
Low	$10.32	$9.82	$10.05	$10.55
Cash dividends paid per share	$0.11	$0.11	$0.11	$0.11

Quarter Ended	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
High	$14.98	$15.00	$15.13	$16.50
Low	$11.57	$13.44	$13.25	$14.02
Cash dividends paid per share	$0.09	$0.09	$0.10	$0.10

Purchases of Common Shares by Farmers.

On July 30, 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions.  This 2019 Repurchase Program supersedes the Company’s prior share repurchase program initially approved in 2012 authorizing the purchase of up to 920,000 shares of common stock.  The 2019 Repurchase Program may be modified, suspended or terminated by the Company at any time.  There were 942,967 shares repurchased during the course of 2020, 201,169 shares repurchased during the course of 2019 and no shares repurchased during 2018.  The 2019 Repurchase Program was suspended by the Company during 2020.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

(Table Dollar Amounts in Thousands except Per Share Data)

For the Years Ending December 31,	2020	2019	2018	2017	2016
Summary of Earnings
Total Interest and Dividend Income (including fees on loans)	$112,327	$101,986	$91,766	$80,527	$72,498
Total Interest Expense	16,136	19,608	13,265	6,881	4,378
Net Interest Income	96,191	82,378	78,501	73,646	68,120
Provision for Loan Losses	9,100	2,450	3,000	3,350	3,870
Noninterest Income	37,155	28,602	25,499	24,051	23,244
Noninterest Expense	73,974	65,455	62,717	61,567	59,452
Income Before Income Taxes	50,272	43,075	38,283	32,780	28,042
Income Taxes	8,396	7,315	5,714	10,069	7,485
NET INCOME	$41,876	$35,760	$32,569	$22,711	$20,557

Per Share Data
Basic Earnings Per Share	$1.48	$1.29	$1.18	$0.82	$0.76
Diluted Earnings Per Share	1.47	1.28	1.16	0.82	0.76
Cash Dividends Paid	0.44	0.38	0.30	0.22	0.16
Book Value at Year-End	12.42	10.82	9.44	8.79	7.88
Tangible Book Value (1)	10.66	9.28	7.86	7.14	6.21

Balances at Year-End
Total Assets	$3,071,148	$2,449,158	$2,328,864	$2,159,069	$1,966,113
Earning Assets	2,864,812	2,268,440	2,076,969	1,998,245	1,819,455
Total Deposits	2,610,878	2,008,964	1,799,720	1,604,719	1,524,756
Short-Term Borrowings	2,521	77,050	244,759	289,565	198,460
Long-Term Borrowings	76,385	45,147	6,033	6,994	15,036
Loans Held for Sale	4,766	2,600	1,237	272	355
Net Loans	2,055,900	1,797,052	1,722,248	1,565,066	1,416,783
Total Stockholders' Equity	350,097	299,309	262,320	242,074	213,216

Average Balances
Total Assets	$2,869,394	$2,383,236	$2,230,380	$2,082,447	$1,924,914
Total Stockholders' Equity	327,175	284,759	247,965	228,963	211,408

Significant Ratios
Return on Average Assets (ROA)	1.46%	1.50%	1.46%	1.09%	1.07%
Return on Average Equity (ROE)	12.80	12.56	13.13	9.92	9.72
Average Earning Assets/Average Assets	92.83	92.83	93.01	92.35	91.49
Average Equity/Average Assets	11.40	11.95	11.12	10.99	10.98
Loans/Deposits	79.59	90.17	96.20	98.30	93.63
Allowance for Loan Losses/Total Loans	1.07	0.80	0.78	0.78	0.76
Allowance for Loan Losses/Nonperforming Loans	160.06	228.32	175.81	160.04	132.83
Efficiency Ratio (Tax equivalent basis)(2)	52.82	56.59	57.93	59.66	61.59
Net Interest Margin	3.70	3.82	3.87	3.99	4.01
Dividend Payout Rate	29.62	29.47	25.53	26.47	21.03
Tangible Common Equity Ratio (3)	9.94	10.67	9.56	9.31	8.75

(1)

Tangible book value per share is a non GAAP measure used by management and others within the financial services industry.  Tangible book value per share is calculated by dividing tangible common equity by the number of average shares outstanding.

(2)	The efficiency ratio is calculated by dividing total noninterest expense by net interest income plus noninterest income.
(3)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, our tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of December 31, 2020, reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders’ Equity to Tangible Common Equity

December 31,	2020	2019	2018	2017	2016
Stockholders' Equity	$350,097	$299,309	$262,320	$242,074	$213,216
Less Goodwill and other intangibles	49,617	42,645	43,952	45,369	45,154
Tangible Common Equity	$300,480	$256,664	$218,368	$196,705	$168,062

Reconciliation of Total Assets to Tangible Assets

December 31,	2020	2019	2018	2017	2016
Total Assets	$3,071,148	$2,449,158	$2,328,864	$2,159,069	$1,966,113
Less Goodwill and other intangibles	49,617	42,645	43,952	45,369	45,154
Tangible Assets	$3,021,531	$2,406,513	$2,284,912	$2,113,700	$1,920,959

Acquisitions have occurred during the five year periods represented above that makes comparability difficult.  See Note 2 – Business Combinations and Note 18 – Income Taxes for additional details.  Below are measures that are non GAAP and are presented as additional information for the reader.

Reconciliation of Net Income, Excluding Merger Related Expenses and Deferred Tax Asset Adjustment

December 31,	2020	2019	2018	2017	2016
Net income	$41,876	$35,760	$32,569	$22,711	$20,557
Acquisition related costs - tax equated	2,585	167	(158)	283	412
Deferred tax asset adjustment	0	0	0	1,793	0
Net income - adjusted	44,461	35,927	32,411	24,787	20,969
Average diluted shares outstanding	28,394	27,876	27,974	27,619	27,209
Diluted EPS excluding acquisition costs and deferred tax asset adjustment	$1.57	$1.29	$1.16	$0.90	$0.77

Reconciliation of Return on Average Assets and Average Equity, Excluding Merger Related Expenses and Deferred Tax Asset Adjustment

December 31,	2020	2019	2018	2017	2016
ROA excluding merger related expenses (4)	1.55%	1.51%	1.45%	1.19%	1.09%
ROE excluding merger related expenses (5)	13.59%	12.62%	13.07%	10.83%	9.92%

(4)	Net income - adjusted divided by average assets
(5)	Net income - adjusted divided by average equity

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2020			2019			2018
	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (3) (5)	$2,062,936	$98,779	4.79%	$1,757,799	$89,517	5.09%	$1,632,541	$80,192	4.91%
Taxable securities (2)	209,817	5,423	2.58	190,944	4,840	2.53	202,270	4,928	2.44
Tax-exempt securities (2) (5)	250,394	9,675	3.86	216,586	8,418	3.89	194,302	7,195	3.70
Equity securities (4) (5)	16,073	543	3.38	12,057	627	5.20	11,382	652	5.73
Federal funds sold and other cash	124,447	298	0.24	34,948	729	2.09	34,006	644	1.89
Total earning assets	2,663,667	114,718	4.31	2,212,334	104,131	4.71	2,074,501	93,611	4.51

NONEARNING ASSETS

Cash and due from banks	35,647			35,309			33,843
Premises and equipment	25,563			23,859			21,778
Allowance for Loan Losses	(17,454)			(14,047)			(12,859)
Unrealized gains on securities	20,067			5,994			(9,121)
Other assets (1)	141,904			119,787			122,238
Total Assets	$2,869,394			$2,383,236			$2,230,380

INTEREST-BEARING LIABILITIES

Time deposits	$480,302	$8,083	1.68%	$401,317	$7,847	1.96%	$293,725	$4,210	1.43%
Brokered time deposits	72,472	1,057	1.46	83,311	1,921	2.31	68	2	2.35
Savings deposits	462,021	1,080	0.23	410,672	1,285	0.31	465,283	1,015	0.22
Demand deposits	856,462	4,161	0.49	641,461	5,807	0.91	506,099	2,912	0.58
Short term borrowings	20,764	359	1.73	96,145	2,250	2.34	281,063	4,936	1.76
Long term borrowings	82,451	1,396	1.69	23,318	498	2.14	6,491	190	2.93
Total Interest-Bearing Liabilities	1,974,472	16,136	0.82	1,656,224	19,608	1.18	1,552,729	13,265	0.85

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits	546,177			429,289			415,968
Other Liabilities	21,570			12,964			13,718
Stockholders' equity	327,175			284,759			247,965
Total Liabilities and
Stockholders' Equity	$2,869,394			$2,383,236			$2,230,380

Net interest income and interest rate spread		$98,582	3.49%		$84,523	3.53%		$80,346	3.66%

Net interest margin			3.70%			3.82%			3.87%

(1)	Non-accrual loans and overdraft deposits are included in other assets.
(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)	Interest on loans includes fee income of $8.3 million, $4.2 million and $4.1 million for 2020, 2019 and 2018, respectively, and is reduced by amortization of $2.7 million for all three years.
(4)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(5)

For 2020, adjustments of $400 thousand and $2.0 million were made to tax equate income on tax exempt loans and tax exempt securities.  For 2019, adjustments of $414 thousand and $1.7 million were made to tax equate income on tax exempt loans and tax exempt securities.  For 2018, adjustments of $357 thousand and $1.5 million were made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21% for 2020, 2019, and 2018, less disallowances.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2020 change from 2019			2019 change from 2018
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$9,262	$15,539	$(6,277)	$9,325	$6,153	$3,172
Taxable securities	583	478	105	(88)	(276)	188
Tax-exempt securities	1,257	1,314	(57)	1,223	825	398
Equity securities	(84)	209	(293)	(25)	39	(64)
Funds sold and other cash	(431)	1,867	(2,298)	85	18	67
Total interest income	$10,587	$19,407	$(8,820)	$10,520	$6,759	$3,761

Interest Expense
Time deposits	$236	$1,544	$(1,308)	$3,637	$1,542	$2,095
Brokered time deposits	(864)	(250)	(614)	1,919	2,448	(529)
Savings deposits	(205)	161	(366)	270	(119)	389
Demand deposits	(1,646)	1,946	(3,592)	2,895	779	2,116
Short term borrowings	(1,891)	(1,764)	(127)	(2,686)	(3,248)	562
Long term borrowings	898	1,263	(365)	308	493	(185)
Total interest expense	$(3,472)	$2,900	$(6,372)	$6,343	$1,895	$4,448

Increase (decrease) in tax equivalent net interest income	$14,059	$16,507	$(2,448)	$4,177	$4,864	$(687)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2020, 2019 and 2018.  Financial information for prior years is presented when appropriate.  The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements and financial statistics appearing elsewhere in this Annual Report on Form 10-K.  Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019.

The Company’s net income totaled $41.9 million during 2020, compared to $35.8 million for 2019.  On a per share basis, diluted earnings per share were $1.47 as compared to $1.28 diluted earnings per share for 2019.  Return on average assets and return on average equity were 1.46% and 12.80%, respectively, for the year ending December 31, 2020, compared to 1.50% and 12.56% for 2019.  The return on average tangible equity, excluding acquisition costs, is a non GAAP measure and increased from 14.88% in 2019 to 16.00% in 2020.

On January 7, 2020, the Company completed the acquisition of Maple Leaf Financial, Inc. (“Maple Leaf”), the parent company of Geauga Savings Bank, with branches located in Cuyahoga and Geauga Counties in Ohio.  The transaction involved both cash and 1,398,229 shares of stock totaling $43.0 million.  Pursuant to the terms of the Merger Agreement, common shareholders of Maple Leaf had the right to receive $640.00 in cash or 45.5948 common shares, without par value, of the Company, subject to an overall limitation of 50% of the Maple Leaf common shares being exchanged for Farmers common shares and 50% exchanged for cash.  Holders of outstanding and unexercised warrants to purchase Maple Leaf Common Shares received an amount in cash equal to the excess of $640.00 over $370.00, the exercise price of such warrants.  At January 7, 2020, Maple Leaf had total assets of $277.0 million, which included gross loans of $182.1 million, deposits of $183.1 million and equity of $32.1 million.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  For 2020, taxable equivalent net interest income increased $14.1 million, or 16.6%, from 2019.  Interest-earning assets averaged $2.664 billion during 2020, increasing $451.3 million compared to 2019.  The Company’s interest-bearing liabilities increased 19.2% from $1.656 billion in 2019 to $1.974 billion in 2020.

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

The profit margin, or spread, on invested funds is a key performance measure.  The Company monitors two key performance indicators - net interest spread and net interest margin.  The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.  The net interest spread in 2020 was 3.49%, decreasing from 3.53% in 2019.  The net interest margin represents the overall profit margin – net interest income as a percentage of total interest-earning assets.  This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds.  For 2020, the net interest margin, measured on a fully taxable equivalent basis, decreased to 3.70%, compared to 3.82% in 2019.  The net interest margin, excluding the impact of amortization and accretion from acquisitions (non-GAAP), decreased 5 basis points and 4 basis points to 3.65% and 3.78% for the years ended December 31, 2020 and 2019, respectively.  The accretion added $109.8 thousand and $75.9 thousand per month during 2020 and 2019 and will continue over the next several years.  The net interest margin is also impacted by the PPP loan program.  Excluding the impact of the PPP loans, net interest margin (non-GAAP), decreased 1 basis point to 3.69% for the year ended December 31, 2020.

The decrease in net interest margin is mainly due to pressure on decreasing rates as the Federal Reserve Bank continued to cut the federal funds interest rate in 2020.  The Federal Reserve Bank cut the target federal funds rate to 0.00% - 0.25%.  Total taxable equivalent interest income was $114.7 million for 2020, which is $10.6 million more than the $104.1 million reported in 2019.  This increase is mainly due to the increase in average earning assets due to organic growth and the acquisition of Maple Leaf.  In comparing the years ending December 31, 2020 and 2019, yields on earning assets decreased 40 basis points while the cost of interest bearing liabilities decreased 36 basis points.  Average loans increased $305.1 million, or 17.4%, in 2020, however, the loan yield decreased 30 basis points to 4.79%.  Tax equated income from securities, federal funds and other increased $1.3 million, or 9.1%, in 2020.  Farmers saw its yields on these assets decrease from 3.22% in 2019 to 2.65% in 2020 and the average balance of investment securities and federal funds sold also increased from $454.5 million in 2019 to $600.7 million in 2020.

The decrease in the federal funds interest rate as mentioned above reduced the cost of short-term borrowings and interest-bearing deposits during 2020.  Total interest expense amounted to $16.1 million for 2020, a 17.7% decrease from $19.6 million reported in 2019.  Interest-bearing deposits increased $334.5 million or 21.8% and decreases in interest rates paid on deposits resulted in a $2.5 million or 14.7% decrease in interest expense on deposit balances.  Other borrowings balances decreased $16.2 million or 13.6% and the interest expense related to these borrowings decreased $1.0 million or 36.1%.  The total cost of interest-bearing deposits and borrowings decreased from 1.18% in 2019 to 0.82% in 2020.

Management will continue to evaluate future changes in interest rates and the shape of the treasury yield curve so that assets and liabilities may be priced accordingly to minimize the impact on the net interest margin.

Noninterest Income

Total noninterest income increased by $8.6 million or 29.9% in 2020.  The increase in noninterest income is mainly due to net gains on the sale of loans increasing from $4.4 million in 2019 to $12.3 million in 2020 and the increase in debit card and EFT fees increasing from $3.5 million in 2019 to $3.9 million in 2020.  This increase was partially offset by a decrease in income from service charges on deposit accounts of $832 thousand.  The Bank and the Company expect noninterest income to remain steady or decrease slightly during 2021 as management expects the gain on sales of mortgage loans to be reduced in 2021.

Noninterest Expenses

Noninterest expense for 2020 was $74.0 million, compared to $65.5 million in 2019, representing an increase of $8.5 million, or 13.0%.  Most of the increase was from salaries and employee benefits, which grew $2.6 million or 7.1%, mainly due to a temporary increase in FTE counts from the acquisition of Maple Leaf, employee bonuses paid as a result of COVID-19 and annual merit increases.  Other operating expenses increased by $2.0 million, or 22.2% as a result of increased mortgage servicing rights expense and captive insurance company losses, as members of the pool made claims for the COVID-19 pandemic.  These increases were slightly offset by a drop in professional fees of $389 thousand, or 12.5%, and litigation settlement expenses of $505 thousand.  Excluding expenses related to acquisition activities (non-GAAP), noninterest expenses measured as a percentage of average assets decreased from 2.75% in 2019 to 2.58% in 2020.

The Company’s tax equivalent efficiency ratio for the twelve-month period ended December 31, 2020 was 52.82%, compared to 56.59% for the same period in 2019.  The main factors leading to the improvement in the efficiency ratio was the increase in net interest income and noninterest income, along with the stabilized level of noninterest expenses relative to average assets as explained in the preceding paragraph.  The efficiency ratio is calculated as follows: non-interest expense divided by the sum of tax equivalent net interest income plus non-interest income, excluding security gains and losses and intangible amortization.  This ratio is a measure of the expense incurred to generate a dollar of revenue.  Management will continue to closely monitor and keep the increases in other expenses to a minimum.

Income Taxes

Income tax expense totaled $8.4 million for 2020 and $7.3 million in 2019.  Income taxes are computed using the appropriate effective tax rates for each period.  The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income.  The effective income tax rate was 16.7% for 2020 and 17.0% for 2019.  The decreased effective tax rate is due to additions to the non-taxable municipal securities portfolio.  We anticipate that the effective rate in 2021 will be in the range of 15% to 17%.  Refer to Note 18 to the consolidated financial statements for additional information regarding the effective tax rate.

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

The profit margin, or spread, on invested funds is a key performance measure.  The Company monitors two key performance indicators - net interest spread and net interest margin.  The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.  The net interest spread in 2019 was 3.53%, decreasing from 3.66% in 2018.  The net interest margin represents the overall profit margin – net interest income as a percentage of total interest-earning assets.  This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds.  For 2019, the net interest margin, measured on a fully taxable equivalent basis, decreased to 3.82%, compared to 3.87% in 2018.  The net interest margin, excluding the impact of amortization and accretion from acquisitions (non-GAAP), decreased 5 basis point to 3.78% for the year ended December 31, 2019.  The accretion added $75.9 thousand per month during 2019 and will continue over the next several years.

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

The decrease in the federal funds interest rate as mentioned above reduced the cost of short-term borrowings during 2019.  Even with that rate decrease, total interest expense amounted to $19.6 million for 2019, a 47.8% increase from $13.3 million reported in 2018.  Interest-bearing deposits increased $271.6 million or 21.5% and increases in interest rates paid on deposits resulted in an $8.7 million or 107.1% increase in interest expense on deposit balances.  Other borrowings balances decreased $168.1 million or 58.4% and the interest expense related to these borrowings decreased $2.4 million or 46.4%.  The total cost of interest-bearing deposits and borrowings increased from 0.85% in 2018 to 1.18% in 2019.

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

Years Ended December 31,	2020		2019		2018		2017		2016
Commercial Real Estate	$712,818	34.3%	$615,521	34.0%	$578,181	33.3%	$512,502	32.5%	$445,966	31.2%
Commercial	401,003	19.3	255,458	14.1	244,742	14.1	219,973	13.9	204,359	14.3
Residential Real Estate	523,340	25.2	499,301	27.6	492,133	28.4	468,884	29.7	430,195	30.1
Consumer	208,842	10.0	214,998	11.9	221,795	12.8	212,935	13.5	218,100	15.3
Agricultural	232,041	11.2	226,261	12.4	198,989	11.4	163,087	10.4	129,015	9.1
Total Loans	$2,078,044	100.0%	$1,811,539	100.0%	$1,735,840	100.0%	$1,577,381	100.0%	$1,427,635	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for commercial, commercial real estate and agricultural loans listed above as of December 31, 2020:

Types of Loans	1 Year or less	1 to 5 Years	Over 5 Years
Commercial	$66,892	$272,247	$61,864
Commercial Real Estate	$32,201	$162,738	$517,879
Agricultural	$21,104	$32,841	$178,096

The amounts of commercial, commercial real estate and agricultural loans as of December 31, 2020, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$85,976	$643,116	$729,092
Fixed Rates of Interest	34,221	582,549	616,770
Total Loans	$120,197	$1,225,665	$1,345,862

Total loans were $2.1 billion at year-end 2020, compared to $1.8 billion at year-end 2019 representing an increase of 14.7%.  Excluding the $182.1 million of loans added from the Maple Leaf acquisition, loan growth was 4.7%.  The increase in loans is a direct result of Farmers’ focus on loan growth utilizing a talented lending and credit team, while adhering to a sound underwriting discipline and the addition of PPP loans in 2020.  Most of the increase in loans has occurred in the commercial real estate, agricultural, residential real estate and commercial loan portfolios.  Loans comprised 77.5% of the Bank’s average earning assets in 2020, compared to 79.5% in 2019.  The product mix in the loan portfolio includes commercial loans comprising 19.3%, residential real estate loans 25.2%, commercial real estate loans 34.3%, consumer loans 10.0% and agricultural loans 11.2% at December 31, 2020, compared with 14.1%, 27.6%, 34.0%, 11.9% and 12.4%, respectively, at December 31, 2019.

Loans contributed 86.1% of total taxable equivalent interest income in 2020 and 86.0% in 2019.  Loan yields were 4.79% in 2020, 48 basis points greater than the average rate for total earning assets.  Management recognizes that while the loan portfolio holds some of the Bank’s’ highest yielding assets, it is inherently the most risky portfolio.  Accordingly, management attempts to balance credit risk versus return with conservative credit standards.  Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process.  To minimize risks associated with changes in the borrower’s future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral. Commercial loans at December 31, 2020 increased 57.0% from year-end 2019 with outstanding balances of $401.0 million.  The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank.  The mix is diverse, covering a wide range of borrowers, business types and local municipalities.  The Bank monitors and controls concentrations within a particular industry or segment of the economy.  These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Residential real estate mortgage loans increased 4.8% to $523.3 million at December 31, 2020, compared to $499.3 million in 2019.  Farmers originated both fixed rate and adjustable rate mortgages during 2020.  Fixed rate terms are generally limited to fifteen-year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial real estate loans increased from $615.5 million at December 31, 2019 to $712.8 million at December 31, 2020, an increase of $97.3 million or 15.8%.  The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate.  These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers.

The growth in the commercial and commercial real estate loan portfolios was mainly due the PPP loan program and loans added in the acquisition of Maple Leaf.

Agricultural loans increased from $226.3 million in 2019 to $232.0 million in 2020, an increase of $5.8 million or 2.6%.  The Company’s agricultural loan portfolio contains a diverse mix of dairy, crops, land, poultry and cattle loans.

Summary of Loan Loss Experience

The following is an analysis of the allowance for loan losses for the periods indicated:

Years Ended December 31,	2020	2019	2018	2017	2016
Balance at Beginning of Year	$14,487	$13,592	$12,315	$10,852	$8,978
Charge-Offs:
Commercial Real Estate	(122)	(45)	0	(207)	(349)
Commercial	(412)	(200)	(220)	(375)	(245)
Residential Real Estate	(172)	(400)	(318)	(162)	(188)
Consumer	(1,347)	(1,702)	(2,318)	(2,542)	(2,019)
Total Charge-Offs	(2,053)	(2,347)	(2,856)	(3,286)	(2,801)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	31	4	126	592	15
Commercial	11	13	190	66	45
Residential Real Estate	85	58	148	100	112
Consumer	483	717	669	641	633
Total Recoveries	610	792	1,133	1,399	805
Net Charge-Offs	(1,443)	(1,555)	(1,723)	(1,887)	(1,996)
Provision For Loan Losses	9,100	2,450	3,000	3,350	3,870
Balance at End of Year	$22,144	$14,487	$13,592	$12,315	$10,852
Ratio of Net Charge-offs to Average Loans Outstanding	0.07%	0.09%	0.10%	0.13%	0.15%
Allowance for Loan Losses/Total Loans	1.07	0.80	0.78	0.78	0.76

Provisions charged to operations amounted to $9.1 million in 2020, compared to $2.5 million in 2019, an increase of $6.7 million.  The larger provision for the current year was mainly a result of current economic conditions resulting from the global outbreak of COVID-19.  In determining the estimate of the allowance for loan losses, management computes the historical loss percentage based upon the loss history of the past 12 quarters.  The Company believes that using a loss history of the previous 12 quarters helps mitigate volatility in the timing of charge-offs and better reflects probable incurred losses.   Net charge-offs for the year ended December 31, 2020 were $1.4 million, $112 thousand or 7.2% less than net charge-offs for the year ended December 31, 2019.  The allowance for loan losses to total loans increased to 1.07% at December 31, 2020 compared to 0.80% at December 31, 2019.  When the acquired loans from previous mergers are excluded the ratio is 1.23% at December 31, 2020 and 0.90% at December 31, 2019.  The increase can be attributed to the uncertainty surrounding the current economic environment caused by the pandemic.  Additionally, when loans collectively evaluated for impairment, which excludes acquired loans, are compared to the allowance for loan losses for loans collectively evaluated for impairment the ratio is 1.20% for the year ended December 31, 2020, compared to 0.89% for the year ended December 31, 2019.  Nonperforming loans to total loans increased from 0.35% at December 31, 2019 to 0.67% at December 31, 2020.

In accordance with the accounting relief provisions of CARES and subsequent provisions of the Health and Economic Recovery Omnibus Emergency Solutions (HEROES) Acts, the Bank postponed the adoption of the current expected credit losses (“CECL”) accounting standard, in 2020, primarily due to the impact that the COVID-19 pandemic is having on the economy and the lack of reasonable and supportable economic forecasts.  The Company adopted ASU 2016-13 on January 1, 2021.  The Company recorded the one-time adjustment to equity, to comply with the ASU adoption, which increased the allowance for loan losses between 5% and 10% as expected.  Management does not expect this amount to change during the first quarter of 2021 but retains the option to make adjustments if new information becomes available.

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

The allowance for loan losses increased $7.7 million during the year.  The increased provision is determined to be required as a result of the impact of increased negative factors that exist in the current economic environment, resulting from the global pandemic.

At December 31, 2020, commercial loans collectively evaluated for impairment totaled $424.4 million with an allowance allocation of $4.5 million compared to commercial loans collectively evaluated for impairment of $290.0 million with an allowance for loan losses of $2.3 million at December 31, 2019.  The commercial loan portfolio experienced a provision of $3.0 million, compared to a $417 thousand provision in 2019.  Impaired loans are carried at the fair value of the underlying collateral, less estimated disposition costs, if repayment of the loan is expected to be solely dependent on the sale of the collateral.  Otherwise, impaired loans are carried at the present value of expected cash flows.

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

The ratio of the allowance for loan losses to non-performing loans at December 31, 2020 was 160.1%, compared to 228.32% at December 31, 2019.  This was due to increases in nonaccrual loans in all loan portfolios. The balance in the allowance for loan losses also increased in 2020 to $22.1 million from $14.5 million in 2019.  This is mainly due to the uncertainty surrounding the current economic environment in these pandemic times and to a lesser extent the increased loan portfolio size.

Nonperforming Assets
December 31,	2020	2019	2018	2017	2016
Nonaccrual loans:
Commercial Real Estate	$389	$108	$422	$717	$1,410
Commercial	3,789	1,169	946	1,192	1,361
Residential Real Estate	5,783	2,801	4,166	4,038	2,636
Consumer	864	858	495	660	396
Agricultural	680	542	736	56	686
Total Nonaccrual Loans	$11,505	$5,478	$6,765	$6,663	$6,489
Loans Past Due 90 Days or More	2,330	867	966	1,032	1,681
Total Nonperforming Loans	$13,835	$6,345	$7,731	$7,695	$8,170

Other Real Estate Owned	0	19	0	171	482
Total Nonperforming Assets	$13,835	$6,364	$7,731	$7,866	$8,652

Loans modified in troubled debt restructurings	$4,105	$4,597	$5,520	$4,980	$7,007
TDRs included in Nonaccrual Loans	$2,366	$2,673	$2,997	$2,624	$3,113
Percentage of Nonperforming Loans to Total Loans	0.67%	0.35%	0.45%	0.49%	0.57%
Percentage of Nonperforming Assets to Total Assets	0.45%	0.26%	0.33%	0.36%	0.44%
Loans Delinquent 30-89 days	$9,297	$11,893	$8,877	$10,191	$12,746
Percentage of Loans Delinquent 30-89 days to Total Loans	0.45%	0.66%	0.51%	0.65%	0.89%

The Company has forgone interest income of approximately $516 thousand from nonaccrual loans as of December 31, 2020 that would have been earned, over the life of the loans, if all loans had performed in accordance with their original terms.

The Company offered three month deferrals upon request by borrowers in good standing that were impacted by COVID-19 in accordance with interagency guidance and the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The deferral requests began in the middle of March 2020 and concluded at the end of the three month deferral period.  The Company granted a second three month deferral period.  The second deferral period was offered to a select group of customers within specific industry codes that may have a higher credit risk.  See Note 4 – (Loans) for further details and discussion.

Net charge-offs as a percentage of average loans outstanding decreased from 0.09% for 2019 to 0.04% for 2020 as a result of the larger loan portfolio.  Net charge-offs decreased from $1.6 million in 2019 to $1.4 million in 2020.  An increase in gross charge-offs was experienced in the commercial loan and commercial real estate loan portfolios of $212 thousand and $77 thousand, respectively, but that was offset by decreases in the residential real estate loan and consumer loan portfolios of $228 thousand and $355 thousand, respectively.

The following table summarizes the Company’s allocation of the allowance for loan losses for the past five years:

December 31,	2020		2019		2018		2017		2016
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial Real Estate	$10,497	43.1%	$5,843	43.6%	$5,036	42.1%	$4,260	40.0%	$3,577	37.4%
Commercial	4,920	21.7	2,323	16.9	2,093	16.8	2,011	16.8	1,874	17.2
Residential Real Estate	3,536	25.2	2,875	27.6	2,837	28.3	2,521	29.7	2,205	30.1
Consumer	2,523	10.0	2,710	11.9	2,963	12.8	2,848	13.5	2,766	15.3
Unallocated	668	0	736	0	663	0	675	0	430	0
	$22,144	100.0%	$14,487	100.0%	$13,592	100.0%	$12,315	100.0%	$10,852	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2020 occurred in the same proportions or that the allocation indicates future charge-off trends.  The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios.  In previous years, the indirect installment loan category has represented the largest percentage of loan losses.  The consumer loan category represents approximately 10.0% of total loans and in 2020, the gross charge-offs accounted for 65.6% of the losses of the entire loan portfolio.  For the commercial loan category, which represents 19.3% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications.  The gross charge-offs in the commercial loan portfolio, was $412 thousand for 2020.

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

As of December 31, 2020, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans.  As of that date, there were also no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The investment securities portfolio increased $142.3 million in 2020.  This increase is a result of asset growth in 2020, deposit growth as a result of banking customers seeking safety, additional cash in customer’s hands as a result of the federal stimulus legislation and the maintaining of the security portfolio at a constant level, as a percentage of total assets.  The Company’s investment strategy is to maintain a diverse investment security portfolio with a higher concentration in tax-free municipal securities and mortgage-backed securities that are issued by U.S. Government sponsored enterprises.  Farmers sold $18.9 million in securities in 2020, resulting in net security gains of $385 thousand.  Farmers recognized market appreciation on faster paying mortgage-backed securities and recognized losses on lower rated municipal securities, and reinvested in new mortgage-backed securities and higher rated municipal securities to further diversify the securities portfolio.  The Company has an investment subsidiary to hold municipal securities and take advantage of more favorable tax treatment.  At December 31, 2020, the Investment entity had a balance of $172.3 million in general market tax-free municipal securities.

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

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

Type

December 31,	2020	2019
U.S. Treasury securities	$955	$1,297
U.S. government sponsored enterprise debt securities	10,890	2,514
Mortgage-backed securities - residential and collateralized mortgage obligations	188,175	159,257
Small Business Administration	5,562	6,480
Obligations of states and political subdivisions	366,306	261,425
Corporate bonds	3,712	1,260
Equity securities	538	594
Other investments measured at net asset value	6,343	7,315
Total securities	$582,481	$440,142

A summary of debt securities held at December 31, 2020 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

Type and Maturity Grouping	December 31, 2020
	Fair Value	Weighted Average Yield (1)
U.S. Treasury securities
Maturing within one year	$152	1.87%
Maturing after one year but within five years	659	1.97%
Maturing after five years but within ten years	144	2.69%
Total U.S. Treasury securities	$955	2.05%

U.S. government sponsored enterprise debt securities
Maturing within one year	$1,527	1.89%
Maturing after one year but within five years	98	2.31%
Maturing after five years but within ten years	8,165	0.75%
Maturing after ten years	1,100	1.74%
Total U.S. government sponsored enterprise debt securities	$10,890	1.02%

Mortgage-backed securities - residential and collateralized mortgage obligations (2)
Maturing within one year	$0	0.00%
Maturing after one year but within five years	99	3.89%
Maturing after five years but within ten years	22,339	1.83%
Maturing after ten years	165,737	1.94%
Total mortgage-backed securities	$188,175	1.92%

Small Business Administration
Maturing within one year	$0	0.00%
Maturing after one year but within five years	0	0.00%
Maturing after five years but within ten years	0	0.00%
Maturing after ten years	5,562	2.10%
Total small business administration	$5,562	2.10%

Obligations of states and political subdivisions
Maturing within one year	$1,073	4.04%
Maturing after one year but within five years	3,876	3.00%
Maturing after five years but within ten years	23,407	2.98%
Maturing after ten years	337,950	3.11%
Total obligations of states and political subdivisions	$366,306	2.89%

Corporate bonds
Maturing within one year	$429	2.34%
Maturing after one year but within five years	419	2.84%
Maturing after five years but within ten years	2,864	4.63%
Total other securities	$3,712	4.16%

(1)

The weighted average yield has been computed by dividing the total contractual interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding.  The weighted average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis.  The amounts of adjustments to interest which are based on the statutory tax rate of 21% were $9 thousand, $24 thousand, $146 thousand and $2.2 million for the four ranges of maturities.

(2)	Payments based on contractual maturity.

Premises and Equipment

Premises and equipment had a net increase of $1.8 million in 2020 as a result of additions of $2.2 million, disposals of $579 thousand and depreciation of $1.5 million. In addition, $1.7 million in net lease obligations were capitalized and added to premises and equipment during 2020.

Deposits

Deposits represent the Company’s principal source of funds.  The deposit base consists of demand deposits, savings, money market accounts and other time deposits, including $32.0 million in brokered time deposits which were added for the first time in 2018.  Brokered deposits were added as an additional way to control and reduce the Company’s cost of funds.  During the year, the Company’s average total interest-bearing deposits increased from $1.966 billion in 2019 to $2.417 billion in 2020, representing an increase of 23.0%, with the Geauga acquisition adding $183.3 million.  Average noninterest demand deposits increased $116.9 million in 2020.  Average interest bearing demand deposits increased $215.0 million, while average savings deposits increased $51.3 million since December 31, 2019.  Average time deposits increased $79.0 million in 2020.  The Company’s focus is on core deposit growth and Farmers will continue to price deposit rates to remain competitive within the market and to retain customers.  At December 31, 2020, core deposits – savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 93.4% of total deposits.

Bank Owned Life Insurance

Farmers’ owns bank owned life insurance policies on the lives of certain members of management.  The purpose of this investment is to help fund the costs of employee benefit plans.  During 2020, the Bank purchased an additional $15 million in bank owned life insurance.  The cash surrender value of these policies was $51.3 million at December 31, 2020, compared to $35.5 million at December 31, 2019.

Borrowings

Average short-term borrowings decreased $75.4 million or 78.4% since December 31, 2019 as a result of using brokered time deposits in place of more expensive FHLB borrowings.  Additional organic deposits, as discussed above, helped reduced the need for the short-term borrowings.  Average long-term borrowings increased $59.1 million as maturing short-term FHLB advances were refinanced to capitalize on the favorable long-term interest rates.  See Note 12 and 13 within Item 8 of this Annual report on Form 10-K for additional detail.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2020, the Company’s significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments.  Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments
12/31/2020
	Note
	Ref.	2021	2022	2023	2024	2025	Thereafter
Deposits without maturity		$2,126,942
Certificates of deposit and brokered time deposits	11	295,729	$46,082	$21,122	$46,102	$69,695	$5,206
Repurchase agreements	12	2,171
Short-term borrowed funds	12	350
Long-term borrowings	13	853	729	398	0	0	65,000
Leases	9	799	624	568	398	410	3,177

There is also a $796 thousand additional commitment to SBIC investment funds over the next several years.  The payments have no predetermined due dates at year end 2020.  Note 13 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements.  Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

At December 31, 2020, the Company did not engage in derivatives or hedging contracts that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet.  Management’s policy is to not engage in derivatives contracts for speculative trading purposes.  The Company does utilize interest-rate swaps as a way of helping manage interest rate risk and not as derivatives for trading purposes.  See Note 22 within Item 8 of this Annual report on Form 10-K for additional detail.

Capital Resources

Total Stockholders’ Equity increased 17.0% from $299.3 million at December 31, 2019 to $350.1 million in 2020.  The increase is due to the net income addition to retained earnings less the amount of dividends paid.  During the year, shareholders received a total of $0.44 per share cash dividends paid in the past four quarters, a 15.8% increase compared to the $0.38 cash dividends per share paid in 2019.  Book value increased 14.8% from $10.82 per share at December 31, 2019 to $12.42 per share at December 31, 2020.  The Company’s tangible book value also increased from $9.28 per share at December 31, 2019 to $10.66 per share at December 31, 2020, an increase of 14.9%.

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC.  The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined).  Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators.  At December 31, 2020, under the new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III), Farmers Bank and Farmers are required to have minimum capital ratios.  Actual and minimum ratios are detailed in Note 16 of the Consolidated Financial Statements.  Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2020 and 2019.  At year-end 2020 and 2019, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies.  U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired.  The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace.  The goodwill value is supported by revenue that is in part driven by the volume of business transacted.  A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.  U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information.  At December 31, 2020, on a consolidated basis, Farmers had intangibles of $3.8 million subject to amortization and $45.8 million of goodwill, which was not subject to periodic amortization.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2019 and 2020 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

	2020	2019	ALCO
Changes In Interest Rate (basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	-1.6%	5.8%	-15%
+200	-1.2%	4.0%	-10%
+100	0.2%	2.1%	-5%
-100	-2.8%	-4.4%	-5%
Net Present Value Of Equity Change
+300	8.9%	21.6%	-20%
+200	5.0%	19.0%	-15%
+100	27.8%	12.6%	-10%
-100	-19.0%	-19.7%	-10%

It should be noted that at December 31, 2020 and 2019, the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at December 31, 2020 and 2019.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

CliftonLarsonAllen LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report dated March 4, 2021.

/s/ Kevin J. Helmick	/s/ Carl D. Culp
Kevin J. Helmick	Carl D. Culp
President and Chief Executive Officer	Senior Executive Vice President and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Farmers National Banc Corp.

Canfield, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation allowance for probable incurred losses in its loan portfolio to the extent they are reasonable to estimate.  The allowance for loan losses was $22.1 million at December 31, 2020, which consists of two components (i) specific reserves based on probable losses on specific loans (“specific reserves”), representing $0.4 million, and (ii) a general allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company (“general reserves”), representing $21.7 million. The general component of the allowance for loan losses is based on a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors.  Qualitative factors include various considerations regarding the general economic environment in the Company’s market area. The qualitative adjustment for the general reserve includes management’s consideration of levels of and trends in delinquencies and impaired loans, trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

The qualitative adjustment contributes significantly to the general reserve component of the allowance for loan losses. Management’s identification and analysis of these considerations and related adjustments requires significant judgment and could have a significant effect on the allowance for loan losses. We identified the estimate of the qualitative adjustment of the general reserve for the allowance for loan losses as a critical audit matter as they represent a significant portion of the total general reserve and because management’s estimate relies on a qualitative analysis to determine a quantitative adjustment which required especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included performing substantive testing, including evaluating management’s judgments and assumptions for developing the general reserve qualitative adjustments for the allowance for loan losses, which consisted of the following:

•

Evaluating the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors and considering whether the sources of data and factors that management used in forming the assumptions are relevant, reliable, and sufficient for the purpose based on the information gathered.

•

Evaluating the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the general reserve qualitative adjustments for consistency with each other, the supporting data, relevant historical data, and industry data.

•

Assessing whether historical data is comparable and consistent with data of the current year and considering whether the data is sufficiently reliable. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently period to period.

•	Analytically evaluating the qualitative adjustment in the current year compared to prior years for directional consistency and reasonableness.
•	Testing the calculations used by management to translate the assumptions and key factors into the allowance estimated amount.

/s/CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

We have served as the Company’s auditor since 2019.

Toledo, Ohio

March 4, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

Farmers National Banc Corp.

Canfield, Ohio

Opinion on the Financial Statements

We have audited the accompanying the consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Farmers National Banc Corp. (the "Company") for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Crowe LLP

Crowe LLP

We served as the Company’s auditor from 2003 through 2018.

Cleveland, Ohio

March 5, 2019

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2020	2019
ASSETS
Cash and due from banks	$20,503	$23,229
Federal funds sold and other	234,118	47,531
TOTAL CASH AND CASH EQUIVALENTS	254,621	70,760

Securities available for sale	575,600	432,233
Equity securities	6,881	7,909
Loans held for sale	4,766	2,600
Loans	2,078,044	1,811,539
Less allowance for loan losses	22,144	14,487
NET LOANS	2,055,900	1,797,052

Premises and equipment, net	25,620	23,817
Goodwill	45,775	38,201
Other intangibles, net	3,842	4,444
Bank owned life insurance	51,322	35,527
Other assets	46,821	36,615
TOTAL ASSETS	$3,071,148	$2,449,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$608,791	$434,126
Interest-bearing	1,970,087	1,490,763
Brokered time deposits	32,000	84,075
TOTAL DEPOSITS	2,610,878	2,008,964

Short-term borrowings	2,521	77,050
Long-term borrowings	76,385	45,147
Other liabilities	31,267	18,688
TOTAL LIABILITIES	2,721,051	2,149,849

Commitments and contingent liabilities (Note 13)

Stockholders' equity
Common Stock - Authorized 50,000,000 shares in 2020 and 2019; issued 29,577,827 in 2020 and 28,179,598 in 2019	208,763	186,345
Retained earnings	138,073	108,851
Accumulated other comprehensive income	22,032	9,826
Treasury stock, at cost; 1,387,655 shares in 2020 and 508,859 shares in 2019	(18,771)	(5,713)
TOTAL STOCKHOLDERS' EQUITY	350,097	299,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,071,148	$2,449,158

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2020	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$98,379	$89,103	$79,835
Taxable securities	5,423	4,840	4,928
Tax exempt securities	7,684	6,687	5,707
Dividends	543	627	652
Federal funds sold and other interest income	298	729	644
TOTAL INTEREST AND DIVIDEND INCOME	112,327	101,986	91,766

INTEREST EXPENSE
Deposits	14,381	16,860	8,139
Short-term borrowings	359	2,250	4,936
Long-term borrowings	1,396	498	190
TOTAL INTEREST EXPENSE	16,136	19,608	13,265
NET INTEREST INCOME	96,191	82,378	78,501
Provision for loan losses	9,100	2,450	3,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	87,091	79,928	75,501

NONINTEREST INCOME
Service charges on deposit accounts	3,682	4,514	4,254
Bank owned life insurance income, including death benefits	795	818	881
Trust fees	7,632	7,475	7,126
Insurance agency commissions	3,124	2,919	2,621
Security gains, including change in fair value for equity securities	380	42	271
Retirement plan consulting fees	1,523	1,489	1,684
Investment commissions	1,530	1,406	1,103
Net gains on sale of loans	12,273	4,386	2,729
Debit card and EFT fees	3,927	3,522	3,351
Other operating income	2,289	2,031	1,479
TOTAL NONINTEREST INCOME	37,155	28,602	25,499

NONINTEREST EXPENSE
Salaries and employee benefits	39,826	37,172	35,976
Occupancy and equipment	7,254	6,649	6,478
State and local taxes	2,138	1,826	1,887
Professional fees	2,733	3,122	2,856
Merger related costs (income)	3,223	197	(155)
Advertising	1,531	1,736	1,559
FDIC insurance	750	331	899
Intangible amortization	1,327	1,306	1,418
Core processing charges	3,551	3,370	3,073
Telephone and data	887	948	1,061
Other operating expenses	10,754	8,798	7,665
TOTAL NONINTEREST EXPENSE	73,974	65,455	62,717
INCOME BEFORE INCOME TAXES	50,272	43,075	38,283

INCOME TAXES	8,396	7,315	5,714
NET INCOME	$41,876	$35,760	$32,569

EARNINGS PER SHARE:
Basic	$1.48	$1.29	$1.18
Diluted	$1.47	$1.28	$1.16

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2020	2019	2018
NET INCOME	$41,876	$35,760	$32,569

Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	15,836	17,513	(5,343)
Reclassification adjustment for (gains) losses realized in income	430	11	(283)
Net unrealized holding gains (losses)	16,266	17,524	(5,626)
Income tax effect	(4,060)	(3,668)	1,169
Unrealized holding gains (losses), net of reclassification and tax	12,206	13,856	(4,457)

Other comprehensive income (loss), net of tax	12,206	13,856	(4,457)

TOTAL COMPREHENSIVE INCOME	$54,082	$49,616	$28,112

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2020	2019	2018
COMMON STOCK
Balance at beginning of year	$186,345	$186,163	$186,903
Issued 64,171 in 2020, 80,007 in 2019 and 247,853 in 2018 treasury shares under the Long Term Incentive Plan	(1,579)	(1,203)	(2,415)
Issued 1,398,229 in 2020 as part of a business combination	22,554	0	0
Stock compensation expense for unvested shares	1,443	1,385	1,675
Balance at end of year	208,763	186,345	186,163

RETAINED EARNINGS
Balance at beginning of year	108,851	83,630	59,208
Cumulative effect adjustment upon adoption of ASU 2016-01	0	0	169
Beginning balance adjusted	108,851	83,630	59,377
Net income	41,876	35,760	32,569
Dividends declared: $0.44 cash dividends per share in 2020, $0.38 per share in 2019 and $0.30 per share in 2018	(12,654)	(10,539)	(8,316)
Balance at end of year	138,073	108,851	83,630

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	9,826	(4,030)	596
Cumulative effect adjustment upon adoption of ASU 2016-01	0	0	(169)
Beginning balance adjusted	9,826	(4,030)	427
Other comprehensive income (loss)	12,206	13,856	(4,457)
Balance at end of year	22,032	9,826	(4,030)

TREASURY STOCK, AT COST
Balance at beginning of year	(5,713)	(3,443)	(4,633)
Issued 99,318, 125,517 and 324,978 shares in 2020, 2019 and 2018 under the Long Term Incentive Plan	1,740	1,203	2,415
Purchased 942,967 shares in 2020 and 201,169 shares in 2019	(14,238)	(2,842)	0
Retained 35,147, 45,510 and 77,125 shares in 2020, 2019 and 2018 to cover tax withholdings under the Long Term Incentive Plan	(560)	(631)	(1,225)
Balance at end of year	(18,771)	(5,713)	(3,443)
TOTAL STOCKHOLDERS' EQUITY AT END OF YEAR	$350,097	$299,309	$262,320

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,876	$35,760	$32,569
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	9,100	2,450	3,000
Depreciation and amortization	3,122	2,839	2,991
Net amortization of securities	2,347	2,323	2,798
Available for sale security (gains) loss	430	11	(283)
Realized and unrealized losses (gains) on equity securities	5	(53)	12
Loss on land and building sales, net	77	26	0
Stock compensation expense	1,443	1,385	1,675
(Gains) loss on sale of other real estate owned	(38)	45	(16)
Earnings on bank owned life insurance	(795)	(818)	(881)
Loss on fixed asset disposal	0	12	0
Origination of loans held for sale	(245,060)	(75,568)	(79,007)
Proceeds from loans held for sale	255,167	78,591	80,771
Net gains on sale of loans	(12,273)	(4,386)	(2,729)
Net change in other assets and liabilities	(5,393)	(3,856)	(2,136)
NET CASH FROM OPERATING ACTIVITIES	50,008	38,761	38,764

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	61,117	35,583	37,012
Proceeds from sales of securities available for sale	60,341	33,424	16,162
Purchases of securities available for sale	(176,212)	(83,049)	(69,241)
Proceeds from sale of equity securities	67	1,302	79
Purchases of equity securities	(842)	(1,939)	(1,642)
Purchases of restricted stock	(2,843)	0	(1,246)
Redemption of restricted stock	5,383	8	0
Loan originations and payments, net	(86,741)	(77,554)	(160,204)
Proceeds from sale of other real estate owned	241	236	209
Proceeds from BOLI death benefits	0	49	0
Purchase of bank owned life insurance	(15,000)	0	0
Proceeds from land and building sales	502	252	0
Additions to premises and equipment	(3,696)	(1,458)	(450)
Net cash paid in business combinations	(3,146)	0	0
NET CASH FROM INVESTING ACTIVITIES	(160,829)	(93,146)	(179,321)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	418,663	209,244	195,001
Net change in short-term borrowings	(49,529)	(167,709)	(44,806)
Repayments of long-term borrowings	(47,560)	(935)	(1,010)
Proceeds from long term borrowings	0	40,000	0
Cash dividends paid	(12,654)	(10,539)	(8,316)
Repurchase of common shares	(14,238)	(2,842)	0
NET CASH FROM FINANCING ACTIVITIES	294,682	67,219	140,869
NET CHANGE IN CASH AND CASH EQUIVALENTS	183,861	12,834	312

Beginning cash and cash equivalents	70,760	57,926	57,614
Ending cash and cash equivalents	$254,621	$70,760	$57,926

Supplemental cash flow information:
Interest paid	$16,515	$19,529	$12,906
Income taxes paid	$9,000	$6,450	$7,300

Supplemental noncash disclosures:
Transfer of loans and property to other real estate owned	$73	$300	$22
Issuance of stock for business combinations	$22,554	$0	$0
Issuance of stock awards	$1,740	$1,203	$2,415
Security purchases not settled	$3,889	$812	$1,642
Contingent consideration for business combination	$0	$0	$180

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts in Thousands except Per Share Data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. and its wholly-owned subsidiaries, The Farmers National Bank of Canfield (“Bank” or “Farmers Bank”), Farmers Trust Company (“Farmers Trust”) and Farmers National Captive, Inc. (“Captive”).  The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Farmers Investments”).  The Company acquired Maple Leaf Financial, Inc. (“Maple Leaf”), the parent company of Geauga Savings Bank in 2020 and consolidated the activity within the Bank.  Together all entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Corporate Reorganization:  During 2019, Trust acquired all shares of National Associates, Inc. (“NAI”) from the Company through a corporate reorganization.  The Company was the sole shareholder of Trust and NAI before the reorganization.  The entities were combined into one reporting unit and one operating segment and began reporting as one unit, for both internal and external reports, during 2019.  The combination is in concert with the Company’s plan to increase efficiencies within the different business lines.

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through the Bank.  As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  The primary area served by the Bank is the northeastern region of Ohio through forty (40) locations and one location in southwestern Pennsylvania.  The Company provides trust services and retirement consulting services through its Farmers Trust subsidiary and insurance services through the Bank’s Insurance subsidiary.  Farmers Trust has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions.  The primary purpose of Farmers Investments is to invest in municipal securities.  Captive provides property and casualty insurance coverage to the Company and its subsidiaries.  Captive pools resources with eleven similar insurance subsidiaries of financial institutions to spread a limited amount of risk among the pool members and to provide insurance where not currently available or economically feasible in today’s insurance market place.

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

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.  Purchases and sales are recorded on the trade date.

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

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer.  However, most of the Company’s business activity is with customers located within Northeastern Ohio.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of a nine county area.  Loans secured by real estate represent 68.3% of the total portfolio and changes related to the real estate markets are monitored by management.

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

Impairment is measured for commercial and commercial real estate loans over $400 thousand, individually or in the aggregate, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are measured individually if over $250 thousand and collectively if under the threshold.  They are not separately identified for impairment disclosures.  Non-real estate secured consumer loans in bankruptcy where debt has not been reaffirmed are considered troubled debt restructurings and are evaluated individually to ensure that accurate accounting treatment is in place.

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

All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.  Servicing assets are evaluated for impairment based upon the fair value of the assets compared to carrying amount.  Any impairment is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.  There was no valuation allowance impairment against servicing assets as of December 31, 2020 or 2019.

Servicing fee income is recorded when earned for servicing loans based on a contractual percentage of the outstanding principal or a fixed amount per loan.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  Servicing fees, late fees and ancillary fees related to loan servicing are not considered significant for financial reporting.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  These assets are recorded in other assets on the balance sheets as other real estate owned (“OREO”).  OREO totaled $0 at December 31, 2020 and $19 thousand at December 31, 2019.  Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost.  Premises and equipment are stated at cost, less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Restricted Stock: The Bank is a member of the Federal Home Loan Bank (“FHLB”) system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is also a member of and owns stock in the Federal Reserve Bank.  These stocks are carried at cost, classified as restricted securities included in other assets, and periodically evaluated for impairment based on ultimate recovery of par value.  Restricted stock totaled $14.6 million at December 31, 2020 and $11.7 million in 2019.  Both cash and stock dividends are reported as income.

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

Goodwill and Other Intangible Assets: Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date.  Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually.  The Company has selected September 30 as the date to perform the annual goodwill impairment tests associated with the acquisitions of Farmers Trust, Farmers Insurance and the recent Banking acquisitions.  Intangible assets with definite useful lives are amortized over their estimated useful lives.  Goodwill is the only intangible asset with an indefinite life on the balance sheet.  Core deposit intangible assets arising from bank acquisitions are amortized over their estimated useful lives of 7 to 8 years.  Non-compete contracts are amortized on a straight line basis, over the term of the agreements.  Customer relationship and trade name intangibles are amortized over a range of 13 to 15 years on an accelerated method.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) consists of unrealized gains and losses on securities available for sale, which are recognized as separate components of equity, net of tax effects.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  During 2019 the Company accrued a charge of $505 thousand relating to a then pending settlement of a legal contingency.  The case was settled and payment made during 2020.  Management does not believe there are any other matters currently that would have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank (“FRB”) was required to meet regulatory reserve and clearing requirements.  The Company had deposits with the FRB of $201.0 million at December 31, 2020 and $36.1 million at December 31, 2019.

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

Adoption of New Accounting Standards and Newly Issued, Not Yet Effective Accounting Standards:

Reacting to the global markets’ planned shift away from using major interbank reference rates, including the London Interbank Offered Rate (LIBOR), the FASB recently issued ASU 2020-04 and amended by ASU 2021-01, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the burden of accounting for contract modifications related to reference rate reform.  The amendments in ASU 2020-04 create a new Topic in the Codification, ASC 848, Reference Rate Reform, which contains guidance that is designed to simplify how entities account for contracts that are modified to replace LIBOR or other benchmark interest rates with new rates. The amendments in ASU 2020-04 give entities the option to apply expedients and exceptions to contract modifications that are made until December 31, 2022, if certain criteria are met.  If adopted, these amendments and exceptions should be applied to all eligible modifications to contracts that are accounted for under an ASC Topic or industry Subtopic.  The guidance in ASC 848 will not apply to any contract modifications made after December 31, 2022.  Management is still evaluating the ASU, including clarifications in ASU 2021-01, and has not adopted it as of December 31, 2020.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test.  Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance was effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019.  Early adoption was permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted this ASU on January 1, 2020.  The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques changed to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  Additionally, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 was effective for public companies for annual periods beginning after December 15, 2019.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.

In accordance with the accounting relief provisions of CARES and subsequent provisions of the Health and Economic Recovery Omnibus Emergency Solutions (HEROES) Act, the Bank has postponed the adoption of the current expected credit losses (“CECL”) accounting standards, primarily due to the impact that the COVID-19 pandemic is having on the economy and the lack of reasonable and supportable economic forecasts.  The Company adopted ASU 2016-13 on January 1, 2021.  The Company recorded the onetime adjustment to equity, to comply with the ASU adoption, which increased the allowance for loan losses between 5% and 10% as expected.  Management does not expect this amount to change during the first quarter of 2021 but retains the option to make adjustments if new information becomes available.

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

Goodwill of $7.6 million, which is recorded on the balance sheet, arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the entities.  The goodwill was determined not to be deductible for income tax purposes.

The following table summarizes the consideration paid for Maple Leaf and the amounts of the assets acquired and liabilities assumed on the closing date of the acquisition.

Consideration
Cash	$20,423
Stock	22,554
Fair value of total consideration transferred	$42,977
Fair value of assets acquired
Cash and due from financial institutions	$18,219
Securities available for sale	69,547
Loans, net	181,280
Premises and equipment	229
Core deposit intangible	725
Other assets	6,398
Total assets acquired	276,398
Fair value of liabilities assumed
Deposits	183,251
Long-term borrowings	54,487
Accrued interest payable and other liabilities	3,257
Total liabilities	240,995
Net assets acquired	$35,403
Goodwill created	7,574
Total net assets acquired	$42,977

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

	2020	2019
Net interest income	$96,550	$90,997

Net income	$41,915	$36,705

Basic earnings per share	$1.48	$1.32

Diluted earnings per share	$1.48	$1.32

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2020 and 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
2020	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$11,798	$101	$(54)	$11,845
State and political subdivisions	344,160	22,350	(204)	366,306
Corporate bonds	3,582	132	(2)	3,712
Mortgage-backed securities - residential	157,106	4,919	(243)	161,782
Collateralized mortgage obligations	25,654	742	(3)	26,393
Small Business Administration	5,411	151	0	5,562
Totals	$547,711	$28,395	$(506)	$575,600

		Gross	Gross
	Amortized	Unrealized	Unrealized
2019	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$3,773	$41	$(3)	$3,811
State and political subdivisions	250,905	10,944	(424)	261,425
Corporate bonds	1,238	22	0	1,260
Mortgage-backed securities - residential	145,886	2,396	(372)	147,910
Collateralized mortgage obligations	11,459	101	(213)	11,347
Small Business Administration	6,534	0	(54)	6,480
Totals	$419,795	$13,504	$(1,066)	$432,233

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2020	2019	2018
Proceeds	$60,341	$33,424	$16,162
Gross gains	394	211	408
Gross losses	(824)	(222)	(125)

The tax provision (benefit) related to these net realized gains (losses) was $(90) thousand, $(2) thousand and $59 thousand respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Available for sale	December 31, 2020
	Amortized
Maturity	Cost	Fair Value
Within one year	$3,132	$3,181
One to five years	4,808	5,052
Five to ten years	32,972	34,580
Beyond ten years	318,628	339,050
Mortgage-backed securities, collateralized mortgage obligations and Small Business Administration	188,171	193,737
Totals	$547,711	$575,600

Securities with a carrying amount of $371 million at December 31, 2020 and $253 million at December 31, 2019 were pledged to secure public deposits and repurchase agreements. Farmers Trust had securities, with a carrying amount of $100 thousand, at year-end 2020 and 2019, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any other issuer that exceeded 10% of stockholders’ equity, other than the U.S. Government, its agencies and its sponsored entities.

The following table summarizes the investment securities with unrealized losses at December 31, 2020 and 2019 aggregated by major security type and length of time in a continuous unrealized loss position.

2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$8,153	$(54)	$0	$0	$8,153	$(54)
State and political subdivisions	19,205	(204)	0	0	19,205	(204)
Corporate bonds	198	(2)	0	0	198	(2)
Mortgage-backed securities - residential	63,401	(243)	0	0	63,401	(243)
Collateralized mortgage obligations	294	(3)	0	0	294	(3)
Small Business Administration	0	0	0	0	0	0
Total temporarily impaired	$91,251	$(506)	$0	$0	$91,251	$(506)

2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$0	$0	$622	$(3)	$622	$(3)
State and political subdivisions	30,887	(424)	0	0	30,887	(424)
Corporate bonds	0	0	100	0	100	0
Mortgage-backed securities - residential	14,435	(98)	22,381	(274)	36,816	(372)
Collateralized mortgage obligations	1,198	(18)	7,935	(195)	9,133	(213)
Small Business Administration	6,479	(54)	1	0	6,480	(54)
Total temporarily impaired	$52,999	$(594)	$31,039	$(472)	$84,038	$(1,066)

The Company’s equity securities include $6.3 million in Small Business Investment Company (“SBIC”) partnership investments as well as $538 thousand in local and regional bank holdings and other miscellaneous equity funds. Unrealized gains were recognized in income in 2019 and 2020 as a result of ASU 2016-01.   If an other-than-temporary impairment were to occur, the amount of the impairment recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it would be required to sell the security before recovery of its amortized cost basis.  The previous amortized cost basis less the impairment recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2020, the Company’s security portfolio consisted of 671 securities, 45 of which were in an unrealized loss position.  The majority of unrealized losses are related to the Company’s holdings in securities issued by U.S Treasury and U.S. government sponsored entities, state and political subdivisions, mortgage-backed securities - residential and collateralized mortgage obligations, as discussed below:

Securities issued by U.S. Treasury and U.S. government sponsored entities

Unrealized losses on debt securities issued by U.S. Treasury and U.S. government sponsored entities have not been recognized into income.  At December 31, 2020 and 2019 all securities issued by U.S. Treasury and U.S. government sponsored entities are backed by the federal government and management does not have the intent and does not expect to be required to sell these securities before their anticipated recovery.  The fair value is expected to recover as the securities approach their maturity date.

Securities issued by State and Political subdivisions

Unrealized losses on debt securities issued by state and political subdivisions have not been recognized into income.  At December 31, 2020 and 2019 all securities issued by state and political subdivisions have investment grade ratings and management does not have the intent and does not expect to be required to sell these securities before their anticipated recovery.  The fair value is expected to recover as the securities approach their maturity date.

Mortgage-backed securities - residential

All of the Company’s holdings of mortgage-backed securities—residential at year end 2020 and 2019 were issued by U.S. Government sponsored enterprises.  Unrealized losses on mortgage-backed securities—residential have not been recognized into income.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities—residential and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2020 and 2019.

Collateralized mortgage obligations

The Company’s portfolio includes collateralized mortgage obligations issued by U.S. Government sponsored enterprises.  The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery.  The Company monitors all securities to ensure adequate credit support and as of December 31, 2020 and 2019, the Company believes there is no other-than-temporary impairment.

Small Business Administration

The Company’s holdings of Small Business Administration securities are issued and backed by the full faith and credit of the U.S. Government.  Unrealized losses on these Small Business Administration securities have not been recognized into income.  The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019 because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 4 – LOANS

Loans by class at year end were as follows:

	2020	2019
Originated loans:
Commercial real estate
Owner occupied	$215,187	$184,311
Non-owner occupied	309,777	287,160
Farmland	156,277	138,702
Other	78,140	93,501
Commercial
Commercial and industrial	385,831	244,172
Agricultural	44,922	46,207
Residential real estate
1-4 family residential	324,723	324,964
Home equity lines of credit	92,968	91,958
Consumer
Indirect	164,620	166,149
Direct	23,348	27,415
Other	9,868	9,485
Total originated loans	$1,805,661	$1,614,024
Acquired loans:
Commercial real estate
Owner occupied	$45,101	$35,408
Non-owner occupied	52,863	10,439
Farmland	26,080	35,377
Other	12,868	5,960
Commercial
Commercial and industrial	18,662	11,651
Agricultural	4,850	6,047
Residential real estate
1-4 family residential	89,118	63,457
Home equity lines of credit	17,383	19,645
Consumer
Direct	5,128	6,068
Other	97	154
Total acquired loans	272,150	194,206
Net deferred loan costs	233	3,309
Allowance for loan losses	(22,144)	(14,487)
Net loans	$2,055,900	$1,797,052

Purchased credit impaired loans

As part of past acquisitions, the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected.  The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following tables:

	2020	2019
Commercial real estate
Non-owner occupied	$574	$225
Commercial
Commercial and industrial	604	725
Total outstanding balance	$1,178	$950
Carrying amount, net of allowance of $0 in 2020 and 2019	$917	$690

Accretable yield, or income expected to be collected, is shown in the table below:

	2020	2019	2018
Beginning balance	$65	$93	$170
New loans purchased	32	0	0
Accretion of income	(32)	(28)	(77)
Ending balance	$65	$65	$93

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for loan losses for the years ended December 31, 2020, 2019 and 2018.

The following tables present the activity in the allowance for loan losses by portfolio segment for years ended December 31, 2020, 2019 and 2018:

December 31, 2020	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,843	$2,323	$2,875	$2,710	$736	$14,487
Provision for loan losses	4,745	2,998	748	677	(68)	9,100
Loans charged off	(122)	(412)	(172)	(1,347)	0	(2,053)
Recoveries	31	11	85	483	0	610
Total ending allowance balance	$10,497	$4,920	$3,536	$2,523	$668	$22,144

December 31, 2019	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592
Provision for loan losses	848	417	380	732	73	2,450
Loans charged off	(45)	(200)	(400)	(1,702)	0	(2,347)
Recoveries	4	13	58	717	0	792
Total ending allowance balance	$5,843	$2,323	$2,875	$2,710	$736	$14,487

December 31, 2018	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$4,260	$2,011	$2,521	$2,848	$675	$12,315
Provision for loan losses	650	112	486	1,764	(12)	3,000
Loans charged off	0	(220)	(318)	(2,318)	0	(2,856)
Recoveries	126	190	148	669	0	1,133
Total ending allowance balance	$5,036	$2,093	$2,837	$2,963	$663	$13,592

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on impairment method as of December 31, 2020 and 2019.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material:

December 31, 2020	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$357	$79	$0	$0	$436
Collectively evaluated for impairment	10,400	4,546	3,392	2,520	668	21,526
Acquired loans collectively evaluated for impairment	97	17	65	3	0	182
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$10,497	$4,920	$3,536	$2,523	$668	$22,144

Loans:
Loans individually evaluated for impairment	$502	$3,086	$2,836	$189	$0	$6,613
Loans collectively evaluated for impairment	758,050	424,379	414,568	203,447	0	1,800,444
Acquired loans	135,884	23,044	105,936	5,206	0	270,070
Acquired with deteriorated credit quality	514	403	0	0	0	917
Total ending loans balance	$894,950	$450,912	$523,340	$208,842	$0	$2,078,044

December 31, 2019	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$2	$59	$0	$0	$61
Collectively evaluated for impairment	5,790	2,309	2,777	2,708	736	14,320
Acquired loans collectively evaluated for impairment	53	12	39	2	0	106
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$5,843	$2,323	$2,875	$2,710	$736	$14,487
Loans:
Loans individually evaluated for impairment	$561	$205	$3,240	$247	$0	$4,253
Loans collectively evaluated for impairment	702,226	290,017	413,446	208,578	0	1,614,267
Acquired loans	86,431	17,110	82,615	6,173	0	192,329
Acquired with deteriorated credit quality	195	495	0	0	0	690
Total ending loans balance	$789,413	$307,827	$499,301	$214,998	$0	$1,811,539

The following tables present information related to impaired loans by class of loans as of and for years ended December 31, 2020 and 2019.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2020	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$0	$0	$0
Non-owner occupied	37	31	0
Farmland	484	471	0
Commercial
Commercial and industrial	151	105	0
Agricultural	27	26	0
Residential real estate
1-4 family residential	2,660	1,872	0
Home equity lines of credit	435	334	0
Consumer	429	186	0
Subtotal	4,223	3,025	0
With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0
Non-owner occupied	0	0	0
Farmland	0	0	0
Commercial
Commercial and industrial	3,007	2,955	357
Agricultural	0	0	0
Residential real estate
1-4 family residential	626	627	75
Home equity lines of credit	22	3	4
Consumer	2	3	0
Subtotal	3,657	3,588	436
Total	$7,880	$6,613	$436

December 31, 2019	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate
Owner occupied	$22	$8	$0
Non-owner occupied	38	34	0
Farmland	570	519	0
Commercial
Commercial and industrial	179	141	0
Agricultural	11	11	0
Residential real estate
1-4 family residential	2,889	2,095	0
Home equity lines of credit	428	344	0
Consumer	480	247	0
Subtotal	4,617	3,399	0
With an allowance recorded:
Commercial real estate
Owner occupied	0	0	0
Non-owner occupied	0	0	0
Farmland	0	0	0
Commercial
Commercial and industrial	53	53	2
Agricultural	0	0	0
Residential real estate
1-4 family residential	795	729	52
Home equity lines of credit	72	72	7
Consumer	0	0	0
Subtotal	920	854	61
Total	$5,537	$4,253	$61

The following tables present the average recorded investment in impaired loans by class and interest income recognized by loan class for the years ended December 31, 2020, 2019 and 2018.

December 31, 2020	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Owner occupied	$0	$0
Non-owner occupied	33	1
Farmland	502	9
Commercial
Commercial and industrial	120	9
Agricultural	25	4
Residential real estate
1-4 family residential	2,039	139
Home equity lines of credit	367	22
Consumer	223	25
Subtotal	3,309	209
With an allowance recorded:
Commercial real estate
Owner occupied	0	0
Non-owner occupied	0	0
Farmland	0	0
Commercial
Commercial and industrial	631	90
Agricultural	0	0
Residential real estate
1-4 family residential	655	23
Home equity lines of credit	63	2
Consumer	0	0
Subtotal	1,349	115
Total	$4,658	$324

December 31, 2019	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$273	$13
Non-owner occupied	36	1
Farmland	270	1
Commercial
Commercial and industrial	152	11
Agricultural	7	0
Residential real estate
1-4 family residential	2,368	162
Home equity lines of credit	355	23
Consumer	178	22
Subtotal	3,639	233
With an allowance recorded:
Commercial real estate
Owner occupied	0	0
Non-owner occupied	0	0
Farmland	173	0
Commercial
Commercial and industrial	57	4
Agricultural	0	0
Residential real estate
1-4 family residential	1,096	31
Home equity lines of credit	130	6
Consumer	11	0
Subtotal	1,467	41
Total	$5,106	$274

December 31, 2018	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Owner occupied	$490	$30
Non-owner occupied	26	2
Farmland	0	0
Commercial
Commercial and industrial	335	6
Agricultural	0	0
Residential real estate
1-4 family residential	2,769	186
Home equity lines of credit	309	16
Consumer	72	11
Subtotal	4,001	251
With an allowance recorded:
Commercial real estate
Owner occupied	0	0
Non-owner occupied	0	0
Farmland	193	0
Commercial
Commercial and industrial	68	4
Agricultural	0	0
Residential real estate
1-4 family residential	1,778	47
Home equity lines of credit	166	7
Consumer	3	0
Subtotal	2,208	58
Total	$6,209	$309

Cash basis interest income recognized and interest income recognized was materially equal for 2020, 2019 and 2018.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of December 31, 2020 and 2019:

	2020		2019
	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$0	$335	$6	$0
Non-owner occupied	0	0	0	0
Farmland	0	0	14	0
Commercial
Commercial and industrial	3,312	22	567	0
Agricultural	205	0	0	0
Residential real estate
1-4 family residential	866	223	1,234	438
Home equity lines of credit	603	0	669	14
Consumer
Indirect	648	64	568	120
Direct	157	111	139	70
Other	1	5	0	6
Total originated loans	$5,792	$760	$3,197	$648
Acquired loans:
Commercial real estate
Owner occupied	$27	$0	$0	$0
Non-owner occupied	362	0	102	0
Farmland	471	95	519	0
Commercial
Commercial and industrial	477	0	602	0
Agricultural	4	0	9	0
Residential real estate
1-4 family residential	4,128	1,469	659	186
Home equity lines of credit	186	0	239	9
Consumer
Direct	58	6	151	24
Total acquired loans	$5,713	$1,570	$2,281	$219
Total loans	$11,505	$2,330	$5,478	$867

The following tables present the aging of the recorded investment in past due loans as of December 31, 2020 and 2019 by class of loans:

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$335	$335	$214,460	$214,795
Non-owner occupied	0	0	0	0	309,216	309,216
Farmland	0	0	0	0	156,053	156,053
Other	261	0	0	261	77,725	77,986
Commercial
Commercial and industrial	356	61	3,334	3,751	378,594	382,345
Agricultural	45	255	205	505	44,555	45,060
Residential real estate
1-4 family residential	1,668	974	1,089	3,731	320,129	323,860
Home equity lines of credit	419	0	603	1,022	91,957	92,979
Consumer
Indirect	1,046	285	712	2,043	168,245	170,288
Direct	284	120	268	672	22,789	23,461
Other	24	22	6	52	9,816	9,868
Total originated loans:	$4,103	$1,717	$6,552	$12,372	$1,793,539	$1,805,911
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$27	$27	$45,072	$45,099
Non-owner occupied	197	0	362	559	52,295	52,854
Farmland	0	0	566	566	25,513	26,079
Other	0	0	0	0	12,868	12,868
Commercial
Commercial and industrial	19	390	477	886	17,772	18,658
Agricultural	4	0	4	8	4,841	4,849
Residential real estate
1-4 family residential	1,954	821	5,597	8,372	80,745	89,117
Home equity lines of credit	23	0	186	209	17,175	17,384
Consumer
Direct	20	49	64	133	4,995	5,128
Other	0	0	0	0	97	97
Total acquired loans	$2,217	$1,260	$7,283	$10,760	$261,373	$272,133
Total loans	$6,320	$2,977	$13,835	$23,132	$2,054,912	$2,078,044

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$87	$0	$6	$93	$183,830	$183,923
Non-owner occupied	2	0	0	2	286,522	286,524
Farmland	0	0	14	14	138,501	138,515
Other	0	0	0	0	93,271	93,271
Commercial
Commercial and industrial	1,458	573	567	2,598	241,210	243,808
Agricultural	103	77	0	180	46,142	46,322
Residential real estate
1-4 family residential	3,811	207	1,672	5,690	318,536	324,226
Home equity lines of credit	270	21	683	974	91,000	91,974
Consumer
Indirect	1,599	533	688	2,820	168,905	171,725
Direct	537	272	209	1,018	26,549	27,567
Other	153	26	6	185	9,299	9,484
Total originated loans:	$8,020	$1,709	$3,845	$13,574	$1,603,765	$1,617,339
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$0	$-	$35,424	35,424
Non-owner occupied	0	0	102	102	10,317	10,419
Farmland	0	0	519	519	34,858	35,377
Other	69	0	0	69	5,891	5,960
Commercial
Commercial and industrial	47	1	602	650	11,000	11,650
Agricultural	0	8	9	17	6,030	6,047
Residential real estate
1-4 family residential	1,159	448	845	2,452	61,004	63,456
Home equity lines of credit	56	8	248	312	19,333	19,645
Consumer
Direct	347	21	175	543	5,525	6,068
Other	0	0	0	0	154	154
Total acquired loans	$1,678	$486	$2,500	$4,664	$189,536	$194,200
Total loans	$9,698	$2,195	$6,345	$18,238	$1,793,301	$1,811,539

Troubled Debt Restructurings:

Total troubled debt restructurings were $4.1 million and $4.6 million at December 31, 2020 and 2019 respectively.  The Company allocated $81 thousand and $61 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2020 and 2019, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at December 31, 2020 and 2019.

During the years ending December 31, 2020, 2019 and 2018, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent increase of the recorded investment in the loan due to a protective advance to pay delinquent real estate taxes or advance new monies; an extension of an interest only period; a deferral of principal payments; a capitalization of interest and/or escrow or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.24% to 2.74%.  There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of two months to 183 months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2020, 2019 and 2018:

		Pre- Modification	Post- Modification
December 31, 2020	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment
Originated loans:
Commercial
Agricultural	1	$21	$21
Residential real estate
1-4 family residential	7	261	262
Home equity lines of credit	4	100	102
Indirect	29	182	182
Consumer	1	15	15
Total originated loans	42	$579	$582
Acquired loans:
Residential real estate
1-4 family residential	3	$140	$144
Total acquired loans	3	$140	$144
Total loans	45	$719	$726

The troubled debt restructurings described above increased the allowance for loan losses by $65 thousand and resulted in charge offs of $65 thousand during the year ended December 31, 2020.

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

There was one residential real estate loan for $12 thousand for which there were payment defaults within twelve months following the modification of the troubled debt restructuring during the year ended December 31, 2020.  The loan was not past due at December 31, 2020.  There was no effect on the provision for loan losses as a result of this default during 2020.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There was one residential real estate loans for $19 thousand for which there were payment defaults within twelve months following the modification of the troubled debt restructuring during the year ended December 31, 2019.  The loan was not past due at December 31, 2019.  There was no effect on the provision for loan losses as a result of this default during 2019.

There were two residential real estate loans for $146 thousand for which there were payment defaults within twelve months following the modification of the troubled debt restructuring during the year ended December 31, 2018.  Both loans were past due at December 31, 2018.  There was no effect on the provision for loan losses as a result of this default during 2018.

Farmers is offering special financial assistance to support customers in good standing who are experiencing financial hardships related to the COVID-19 pandemic in accordance with interagency guidance and the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The following table reports the number and amount of payment deferrals by loan type as of December 31, 2020:

	December 31, 2020
	Outstanding Balance	Number of Loans
Commercial real estate	$19,027	6
Commercial	1,424	2
Consumer	2	1
Total	$20,453	9

The Company offered three month deferrals upon request by borrowers in good standing that were impacted by COVID-19 in accordance with interagency guidance and CARES.  The deferral requests began in the middle of March 2020 and concluded at the end of the three month deferral period.  The Company granted a second three month deferral period to $28.5 million in commercial real estate loans and $4.9 million in commercial loans, which are included in the amounts detailed above.  The second deferral period was offered to a select group of customers within specific industry codes that might have a higher credit risk.  There was a limited number of business customers with a total of a six month deferral period.  The decline in deferred loans and balances was due to the ending of the deferment period and the fact that not all borrowers requested additional deferments as most continued to pay under the original terms of their loan.

Farmers is also a preferred SBA lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the new Paycheck Protection Program (PPP) under CARES, so they could obtain SBA approval and receive funding as quickly as possible.  During the period of the PPP program, the Company facilitated PPP assistance to 1,714 business customers totaling $199.8 million.  The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020.  The SBA has up to ninety days to review an application for PPP forgiveness and provide a decision at the end of that review.  Once forgiveness of the PPP loan has been communicated and payment is received from the SBA, the Company will record the cash received from the SBA, pay-off the loans based on the amount of forgiveness provided and accelerate the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that are forgiven.  At December 31, 2020, the Company had received payments from the SBA for forgiveness of loans totaling $67.6 million, or approximately 33.8% of the total PPP loans.  The Company is now processing new applications for the second round of PPP loan funding.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2020	Pass	Special Mention	Sub standard	Total
Originated loans:
Commercial real estate
Owner occupied	$208,289	$5,121	$1,385	$214,795
Non-owner occupied	290,773	11,240	7,203	309,216
Farmland	153,225	2,464	364	156,053
Other	77,432	387	167	77,986
Commercial
Commercial and industrial	372,083	1,522	8,740	382,345
Agricultural	44,527	320	213	45,060
Total originated loans	$1,146,329	$21,054	$18,072	$1,185,455
Acquired loans:
Commercial real estate
Owner occupied	$44,031	$87	$981	$45,099
Non-owner occupied	50,053	49	2,752	52,854
Farmland	24,637	100	1,342	26,079
Other	12,868	0	0	12,868
Commercial
Commercial and industrial	16,246	0	2,412	18,658
Agricultural	4,481	303	65	4,849
Total acquired loans	$152,316	$539	$7,552	$160,407
Total loans	$1,298,645	$21,593	$25,624	$1,345,862

December 31, 2019	Pass	Special Mention	Sub standard	Total
Originated loans:
Commercial real estate
Owner occupied	$177,540	$5,357	$1,026	$183,923
Non-owner occupied	279,103	7,374	47	286,524
Farmland	136,674	1,457	384	138,515
Other	93,082	0	189	93,271
Commercial
Commercial and industrial	238,351	1,673	3,784	243,808
Agricultural	46,283	6	33	46,322
Total originated loans	$971,033	$15,867	$5,463	$992,363
Acquired loans:
Commercial real estate
Owner occupied	$34,707	$110	$607	$35,424
Non-owner occupied	10,246	54	119	10,419
Farmland	32,112	0	3,265	35,377
Other	5,891	0	69	5,960
Commercial
Commercial and industrial	10,570	0	1,080	11,650
Agricultural	5,617	317	113	6,047
Total acquired loans	$99,143	$481	$5,253	$104,877
Total loans	$1,070,176	$16,348	$10,716	$1,097,240

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

	Residential Real Estate		Consumer
December 31, 2020	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Originated loans:
Performing	$322,771	$92,376	$169,576	$23,193	$9,862
Nonperforming	1,089	603	712	268	6
Total originated loans	$323,860	$92,979	$170,288	$23,461	$9,868
Acquired loans:
Performing	83,520	17,198	0	5,064	97
Nonperforming	5,597	186	0	64	0
Total acquired loans	$89,117	$17,384	$0	$5,128	$97
Total loans	$412,977	$110,363	$170,288	$28,589	$9,965

	Residential Real Estate		Consumer
December 31, 2019	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Originated loans:
Performing	$322,554	$91,291	$171,037	$27,358	$9,478
Nonperforming	1,672	683	688	209	6
Total originated loans	$324,226	$91,974	$171,725	$27,567	$9,484
Acquired loans:
Performing	62,611	19,397	0	5,893	154
Nonperforming	845	248	0	175	0
Total acquired loans	$63,456	$19,645	$0	$6,068	$154
Total loans	$387,682	$111,619	$171,725	$33,635	$9,638

NOTE 5 – Revenue from Contracts with Customers

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the years ended December 31, 2020, 2019 and 2018.  Items outside the scope of ASC 606 are noted as such.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2020
Service charges on deposit accounts	$0	$3,682	$3,682
Debit card and EFT fees	0	3,927	3,927
Trust fees	7,632	0	7,632
Insurance agency commissions	0	3,124	3,124
Retirement plan consulting fees	1,523	0	1,523
Investment commissions	0	1,530	1,530
Other (outside the scope of ASC 606)	0	15,737	15,737
Total noninterest income	$9,155	$28,000	$37,155

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2019
Service charges on deposit accounts	$0	$4,514	$4,514
Debit card and EFT fees	0	3,522	3,522
Trust fees	7,475	0	7,475
Insurance agency commissions	0	2,919	2,919
Retirement plan consulting fees	1,489	0	1,489
Investment commissions	0	1,406	1,406
Other (outside the scope of ASC 606)	0	7,277	7,277
Total noninterest income	$8,964	$19,638	$28,602

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2018
Service charges on deposit accounts	$0	$4,254	$4,254
Debit card and EFT fees	0	3,351	3,351
Trust fees	7,126	0	7,126
Insurance agency commissions	0	2,621	2,621
Retirement plan consulting fees	1,684	0	1,684
Investment commissions	0	1,103	1,103
Other	0	5,360	5,360
Total noninterest income	$8,810	$16,689	$25,499

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

Other potential situations surrounding the recognition of Farmers Insurance revenue include the estimating potential refunds due to the likely cancellation of a percentage of customers cancelling their policies and recording revenue at the time of policy renewals.  Management concluded that since Farmers Insurance agency commissions represent only 2.1% of the Company’s total revenue in 2020, adjusting the current practice of recording insurance revenue for these situations would not have a material impact on the reporting of total revenue.

Retirement Plan Consulting Fees – The fees earned from retirement plan consulting are generated by Farmers Trust.  Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 1.0% of the Company’s total revenue in 2020, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company.  The sales are conducted through a third-party broker-dealer.  When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to the broker dealer.  Investment commissions represent only 1.0% of the Company’s total revenue in 2020, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

NOTE 6 – LOAN SERVICING

The Company has retained servicing rights to Mortgage loans sold to the Federal Home Loan Mortgage Corporation.  Mortgage loans serviced for others are not reported as assets.  The principal balances of these loans at year-end are as follows:

	2020	2019
Mortgage loan portfolio serviced for:
FHLMC	$430,233	$276,863

Custodial escrow balances maintained in connection with serviced loans were $3.4 million at December 31, 2020 and $2.2 million at December 31, 2019.

Mortgage servicing rights are recorded on the balance sheets as other assets.  Activity for mortgage servicing rights for years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Servicing rights:
Beginning balance	$1,721	$1,468	$1,242
Additions	2,429	813	627
Amortization to expense	(952)	(560)	(401)
Ending balance	$3,198	$1,721	$1,468

There was no valuation allowance required for mortgage servicing rights at December 31, 2020, 2019 and 2018.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  The Company uses the exit price notion, as required under ASU 2016-01, when measuring the fair value of financial instruments for disclosure purposes.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the years ended December 31, 2020 and 2019 the fair value of Level 3 investment securities was immaterial.

Derivative Instruments

The fair value of derivative instruments is based on valuation models using observable market data as of the measurement date. The loan agreement containing a two-way yield maintenance provision if invoked is expected to exactly offset the fair value of unwinding the swap.  The yield maintenance provision represents an embedded derivative which is bifurcated from the host loan contract and, as such, the swaps and embedded derivatives are not designated as hedges (Level 2).

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$11,845	$0	$11,845	$0
State and political subdivisions	366,306	0	366,306	0
Corporate bonds	3,712	0	3,712	0
Mortgage-backed securities-residential	161,782	0	161,778	4
Collateralized mortgage obligations	26,393	0	26,393	0
Small Business Administration	5,562	0	5,562	0
Equity securities
Equity securities at fair value	538	538	0	0
Other equity investments measured at net asset value	6,343	n/a	n/a	n/a
Total investment securities	$582,481	$538	$575,596	$4
Loan yield maintenance provisions	$4,221	$0	$4,221	$0
Financial Liabilities
Interest rate swaps	$4,221	$0	$4,221	$0

	Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$3,811	$0	$3,811	$0
State and political subdivisions	261,425	0	261,425	0
Corporate bonds	1,260	0	1,260	0
Mortgage-backed securities-residential	147,910	0	147,905	5
Collateralized mortgage obligations	11,347	0	11,347	0
Small Business Administration	6,480	0	6,480	0
Equity securities
Equity securities at fair value	594	594	0	0
Other equity investments measured at net asset value	7,315	n/a	n/a	n/a
Total investment securities	$440,142	$594	$432,228	$5
Loan yield maintenance provisions	$1,898	$0	$1,898	$0
Financial Liabilities
Interest rate swaps	$1,898	$0	$1,898	$0

There were no significant transfers between Level 1 and Level 2 during 2020 or 2019.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Investment Securities Available-for-sale (Level 3)
	2020	2019	2018
Beginning Balance	$5	$6	$8
Repayments, calls and maturities	(1)	(1)	(2)
Acquired and/or purchased	0	0	0
Ending Balance	$4	$5	$6

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial
Commercial	$1,770	$0	$0	$1,770
1–4 family residential	82	0	0	82
Consumer	36	0	0	36

	Fair Value Measurements
	at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial real estate
1–4 family residential	$183	$0	$0	$183
Consumer	12	0	0	12

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.3 million, with a valuation allowance of $368 thousand at December 31, 2020, resulting in an additional provision for loan losses of $440 thousand for the year ending December 31, 2020.  At December 31, 2019, impaired loans had a principal balance of $208 thousand, with a valuation allowance of $13 thousand.  Loans measured at fair value throughout the year resulted in an additional provision for loan losses of $134 thousand for the year ending December 31, 2019.  Excluded from the fair value of impaired loans, at December 31, 2020 and 2019, discussed above are $513 thousand and $583 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

At December 31, 2020 and 2019, other real estate owned measured at fair value less costs to sell, had a zero net carrying amount.  During the year ended December 31, 2020, the Company had $19 thousand in write-downs related to other real estate owned.  The Company had $68 thousand in write-downs related to other real estate owned during the year ended December 31, 2019.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2020 and 2019:

December 31, 2020	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Commercial	$1,770	Sales comparison	Adjustment for differences between comparable sales	(24.01%) - 17.93% (0.48%)
Residential	82	Sales comparison	Adjustment for differences between comparable sales	(40.00%) - 47.15% (17.77%)
Consumer	36	Sales comparison	Adjustment for differences between comparable sales	(23.60%) - 23.60% (0.00%)

December 31, 2019	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Residential	$183	Sales comparison	Adjustment for differences between comparable sales	(24.26%) - 23.74% 14.53%
Consumer	12	Sales comparison	Adjustment for differences between comparable sales	(12.95%) - 12.95% (0.00%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments measured on a recurring basis and not previously presented, at December 31, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$254,621	$20,503	$234,118	$0	$254,621
Restricted stock	14,647	n/a	n/a	n/a	n/a
Loans held for sale	4,766	0	4,909	0	4,909
Loans, net	2,055,900	0	0	2,036,872	2,036,872
Accrued interest receivable	9,880	0	3,297	6,583	9,880
Financial liabilities
Deposits	2,610,878	2,097,732	487,105	0	2,606,872
Short-term borrowings	2,521	0	2,521	0	2,521
Long-term borrowings	76,385	0	77,189	0	77,189
Accrued interest payable	690	36	654	0	690

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$70,760	$23,229	$47,531	$0	$70,760
Restricted stock	11,729	n/a	n/a	n/a	n/a
Loans held for sale	2,600	0	2,678	0	2,678
Loans, net	1,797,052	0	0	1,760,062	1,760,062
Accrued interest receivable	7,552	0	2,578	4,974	7,552
Financial liabilities
Deposits	2,008,964	1,457,309	495,222	0	2,009,568
Short-term borrowings	77,050	0	77,050	0	77,050
Long-term borrowings	45,147	0	45,998	0	45,998
Accrued interest payable	1,070	61	1,009	0	1,070

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

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest receivable and payable approximate fair value resulting in a Level l, Level 2 or Level 3 classification.  The classification is the result of the association with securities, loans, deposits and borrowings.

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

Off-balance Sheet Instruments: The fair value of commitments is not considered material.

NOTE 8 – PREMISES AND EQUIPMENT

Year-end premises and equipment owned and utilized in the operations of the Company were as follows:

	2020	2019
Land	$4,594	$4,737
Buildings	24,717	24,752
Furniture, fixtures and equipment	11,646	10,304
Leasehold Improvements	541	482
Right of use assets	4,829	3,121
	46,327	43,396
Less accumulated depreciation	(20,707)	(19,579)
NET BOOK VALUE	$25,620	$23,817

Depreciation expense was $1.5 million for years ended December 31, 2020, 2019 and 2018.

Year-end premises and equipment subject to lease agreements in which the Company acts as lessor were as follows. See NOTE - 9 for additional lease disclosures:

	2020	2019
Buildings	$5,215	$2,854
Equipment	794	794
	6,009	3,648
Less: accumulated amortization	(1,180)	(527)
TOTAL	$4,829	$3,121

NOTE 9 – LEASES

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of up to 9.5 years, some of which include options to extend the lease for up to 10 years and some of which include options to terminate the lease in January of 2021.

The right of use asset and lease liability were $4.8 million and $5.0 million as of December 31, 2020, respectively, and $3.1 million and $3.2 million as of December 31, 2019, respectively.

Lease payments made for the year ended December 31, 2020 and 2019 were $782 thousand and $584 thousand.  Interest expense and amortization expense on finance leases for the year ended December 31, 2020 were $133 thousand and $456 thousand.  Interest expense and amortization expense on finance leases for the year ended December 31, 2019 were $103 thousand and $355 thousand.  The weighted-average remaining lease term for all leases was 4.9 years as of December 31, 2020 and the weighted-average discount rate was 2.98%.

Maturities of lease liabilities are as follows as of December 31, 2020:

2021	$799
2022	624
2023	568
2024	398
2025	410
Thereafter	3,177
Total Payments	5,976
Less: Imputed Interest	(1,010)
Total	$4,966

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchases of Geauga in January 2020 and other past acquisitions totaled $45.8 million at December 31, 2020 and $38.2 million at December 31, 2019.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting units is determined using a combination of a discounted cash flow method and a guideline public company method.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible:
Customer relationship intangibles	$7,210	$(6,318)	$7,210	$(5,938)
Non-compete contracts	430	(388)	430	(384)
Trade Name	520	(320)	520	(277)
Core deposit intangible	6,979	(4,271)	6,254	(3,371)
Total	$15,139	$(11,297)	$14,414	$(9,970)

Aggregate intangible amortization expense was $1.3 million for 2020 and 2019, and $1.4 million for 2018.

Estimated amortization expense for each of the next five years and thereafter:

2021	$1,264
2022	1,090
2023	617
2024	313
2025	252
Thereafter	306
TOTAL	$3,842

NOTE 11 - INTEREST BEARING DEPOSITS

Time deposits of $250 thousand or more were $136.9 million and $108.2 million at year-end 2020 and 2019.

Following is a summary of scheduled maturities of certificates of deposit and brokered time deposits during the years following December 31, 2020:

2021	$295,729
2022	46,082
2023	21,122
2024	46,102
2025	69,695
Thereafter	5,206
TOTAL	$483,936

Following is a summary of year-end interest bearing deposits:

	2020	2019
Demand	$1,030,426	$678,465
Money market	217,025	177,381
Savings	270,700	224,373
Brokered time deposits	32,000	84,075
Certificates of deposit	451,936	410,544
TOTAL	$2,002,087	$1,574,838

NOTE 12 – SHORT-TERM BORROWINGS

The Bank had no short-term advances from the FHLB at December 31, 2020. As of December 31, 2019, all balances were due within one year and can be renewed at the time of maturity.  FHLB advances were secured by pledgings described in the following Long-Term Borrowings footnote.  Balances at year end 2019 were as follows:

	2019
		Weighted
		Average
	Amount	Rate
Repurchase advance	$50,000	1.63%
Fixed rate advances	25,000	0.72%
Total advances	$75,000	1.33%

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $2.3 million and $1.8 million at year ended 2020 and 2019.

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

	2020	2019	2018
Average balance during the year	$3,425	$3,343	$51,694
Average interest rate during the year	0.66%	1.36%	0.67%
Maximum month-end balance during the year	$5,150	$5,505	$87,163
Weighted average year-end interest rate	0.66%	1.36%	0.67%
Balance at year-end	$2,171	$1,700	$4,409

The following table provides a disaggregation of the obligation by class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

	2020	2019
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$42	$55
State and political subdivisions	1,407	627
Mortgage-backed securities - residential	568	948
Collateralized mortgage obligations	154	70
Total borrowings	$2,171	$1,700

Management believes the risks associated with the agreements are minimal and in the case of collateral decline the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

The Bank has access to lines of credit amounting to $35 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the lending banks and are generally subject to withdrawal at their discretion.  There were no borrowings under these lines at December 31, 2020 and 2019.

Farmers has two unsecured revolving lines of credit for $6.5 million. The lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. The outstanding balance on the two lines was $350 thousand at December 31, 2020 and 2019.  The interest rate on the outstanding balance at December 31, 2020 and 2019 was 4.60% and 4.75%.

NOTE 13 – LONG-TERM BORROWINGS

At year end, long-term advances from the FHLB were as follows:

	2020		2019
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Fixed-rate constant payment advance	$1,980	1.70%	$2,841	1.70%
Convertible and putable fixed-rate advance	65,000	1.38%	40,000	1.79%
Total advances	$66,980	1.39%	$42,841	1.78%

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $616.4 million and $577.9 million at year end 2020 and 2019.  Based on this collateral, the Bank is eligible to borrow an additional $549.5 million at year end 2020.  Each advance is subject to a prepayment penalty if paid prior to its maturity date.

Scheduled payments of long-term FHLB advances are as follows:

Maturing in:
2021	$853
2022	729
2023	398
2024	0
2025	0
Thereafter	65,000
TOTAL	$66,980

The Company has two special purpose entities that hold $7.0 and $2.4 million in Trust Preferred Debentures. The debt has a floating rate that is determined quarterly based on the three-month LIBOR.  At December 31, 2020, the interest rate was 2.02% and 1.92%. These securities can be redeemed at any quarter-end.  Final maturity of the Trust Preferred Debenture is December 31, 2036. The balance of the outstanding Trust Preferred Debenture was $9.4 and $2.3 million at year end 2020 and 2019.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments and unused lines of credit	$80,567	$344,970	$85,558	$286,876

Commitments to make loans are generally made for periods of 30 days or less.  Commitments and fixed rate unused lines of credit have interest rates ranging from 2.25% to 21.90% at December 31, 2020 and 2.99% to 21.90% at December 31, 2019.

Standby letters of credit are considered financial guarantees.  The standby letters of credit have a contractual value of $5.0 million at December 31, 2020 and $6.8 million at December 31, 2019.  The carrying amount of these items on the balance sheet is not material.

Additionally, the Company has committed up to an $8 million subscription in SBIC investment funds.  At December 31, 2020, the Company had invested $7.2 million in these funds.

NOTE 15 – STOCK BASED COMPENSATION

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of Farmers’ executives with those of the Company’s shareholders. There were 29,045 service time based shares and 50,187 performance based shares granted under the 2017 Plan during the year ended December 31, 2020, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2023. As of December 31, 2020, 396,315 shares are still available to be awarded from the 2017 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of grant.  Expense recognized was $1.4 million for 2020 and 2019 and $1.7 million for 2018.  As of December 31, 2020, there was $1.2 million of total unrecognized compensation expense related to the non-vested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.2 years.

The following is the activity under the Plan during 2020:

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	81,165	$14.17	192,665	$13.72
Granted	29,045	15.01	50,187	15.93
Vested	(35,006)	14.50	(80,026)	13.55
Forfeited	(7,439)	14.61	(9,756)	14.97
Ending balance - non-vested shares	67,765	$14.32	153,070	$14.46

The 115,032 shares that vested in 2020 had a weighted average fair value of $11.71 per share.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) were phased in and fully implemented on January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of December 31, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer is 2.5% for the years of 2020 and 2019.  The buffer requires an additional capital amount of $52.9 million at year end 2020 and an additional $47.8 million at year end 2019.  Excluding the additional buffer, Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank, Farmers Trust and to a lesser extent the Captive.  The Bank and Farmers Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively.  The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years.  At the conclusion of 2020, the Bank could, without prior approval, declare dividends of approximately $12.8 million plus any 2021 net profits retained to the date of the dividend declaration.  In order to practice trust powers, Farmers Trust must maintain a minimum capital of $3 million.  Farmers Trust would also be able to, without prior approval, declare dividends of $206 thousand plus any 2021 net profits retained to the date of the dividend declaration.

Actual and required capital amounts (not including the capital conservation buffer) and ratios are presented below at year-end:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2020
Common equity tier 1 capital ratio
Consolidated	$279,864	13.22%	$95,211	4.5%	N/A	N/A
Bank	268,041	12.71%	94,903	4.5%	137,083	6.5%
Total risk based capital ratio
Consolidated	311,413	14.72%	169,264	8.0%	N/A	N/A
Bank	290,185	13.76%	168,717	8.0%	210,897	10.0%
Tier I risk based capital ratio
Consolidated	289,269	13.67%	126,948	6.0%	N/A	N/A
Bank	268,041	12.71%	126,538	6.0%	168,717	8.0%
Tier I leverage ratio
Consolidated	289,269	9.77%	118,464	4.0%	N/A	N/A
Bank	268,041	9.10%	117,877	4.0%	147,346	5.0%

2019
Common equity tier 1 capital ratio
Consolidated	$247,395	12.94%	$86,039	4.5%	N/A	N/A
Bank	213,507	11.19%	85,854	4.5%	124,011	6.5%
Total risk based capital ratio
Consolidated	264,188	13.82%	152,958	8.0%	N/A	N/A
Bank	227,994	11.95%	152,629	8.0%	190,787	10.0%
Tier I risk based capital ratio
Consolidated	249,701	13.06%	114,719	6.0%	N/A	N/A
Bank	213,507	11.19%	114,472	6.0%	152,629	8.0%
Tier I leverage ratio
Consolidated	249,701	10.69%	93,406	4.0%	N/A	N/A
Bank	213,507	9.06%	94,304	4.0%	117,881	5.0%

NOTE 17 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan (the “Savings Plan”).  All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Savings Plan.  Under the terms of the Savings Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code.  The Company matches 50% of the participants’ voluntary contributions up to 6% of gross wages.  In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Savings Plan.  Total expense was $665 thousand, $708 thousand and $573 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company has a profit sharing plan to provide associates not participating in a current incentive plan a vehicle for sharing in the success of the Company outside of existing wages and non-monetary benefits.  The Board of Directors approved a profit sharing amount equal to 2% of annual compensation for associates in 2020, and 1% for 2019 and 2018.  The expense was $195 thousand for the year ended December 31, 2020, $95 thousand for the year ended December 31 2019, and $78 thousand for the year ended December 31, 2018.

The Company maintains a deferred compensation plan for certain retirees.  Expense under this plan was $7 thousand for the years ended December 31, 2020 and 2019 and $8 thousand for the year ended December 31, 2018.  The liability under the deferred compensation plan at December 31, 2020 was $105 thousand and $115 thousand at December 31, 2019.

During 2015, the Company established a nonqualified deferred compensation plan for a select group of management or highly compensated eligible individuals.  Under the terms of the plan, eligible individuals may elect to defer receipt of their compensation to a later taxable year.  The Company has recorded both an asset and liability of equal amount that represents the amount of contributions and the payable due to the participants in the plan.  The recorded asset and liability was $1.9 million and $1.3 million at December 31, 2020 and 2019, respectively.

As part of the NBOH acquisition the Company has a director retirement and death benefit plan for the benefit of prior members of the Board of Directors of NBOH.  The plan is designed to provide an annual retirement benefit to be paid to each director upon retirement from the Board and attaining age 70.  There are no additional benefits or participants being added to the plan and the liability recorded at December 31, 2020 and 2019 was $1.1 million and $1.0 million, respectively.  The benefit payment upon satisfying the plan’s requirements is a benefit to the qualifying director until death or a maximum of 15 years.  An expense under this plan of $180 thousand and $136 thousand was recorded in 2020 and 2019, respectively, and a benefit was recognized under the plan of $19 thousand in 2018.

NOTE 18 – INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2020	2019	2018
Current expense	$9,922	$7,626	$6,123
Deferred expense (benefit)	(1,526)	(311)	(409)
TOTALS	$8,396	$7,315	$5,714

Effective tax rates differ from federal statutory rate of 21% that were applied to income before income taxes due to the following:

	2020	2019	2018
Statutory tax	$10,557	$9,046	$8,039
Effect of nontaxable interest	(1,896)	(1,655)	(1,439)
Bank owned life insurance, net	(167)	(171)	(182)
Tax credits	23	3	24
Effect of nontaxable insurance premiums	(198)	(204)	(188)
Stock compensation	12	(100)	(486)
Other	65	396	(54)
ACTUAL TAX	$8,396	$7,315	$5,714

Deferred tax assets (liabilities) are comprised of the following:

	2020	2019
Deferred tax assets:
Allowance for credit losses	$4,650	$3,032
Deferred and accrued compensation	1,413	1,194
Deferred loan fees and costs	507	584
Nonaccrual loan interest income	563	429
Other-than-temporary impairment	24	0
Restricted stock	521	456
Lease liabilities	1,043	669
Other	0	46
Gross deferred tax assets	$8,721	$6,410

Deferred tax liabilities:
Depreciation and amortization	$(748)	$(577)
Net unrealized gain on securities available for sale	(5,857)	(2,612)
Federal Home Loan Bank dividends	(684)	(658)
Purchase accounting adjustments	(1,313)	(359)
Mortgage servicing rights	(672)	(363)
Prepaid expenses	(274)	(224)
Lease right of use asset	(1,014)	(655)
Other	(107)	0
Gross deferred tax liabilities	(10,669)	(5,448)
NET DEFERRED TAX ASSET (LIABILITY)	$(1,948)	$962

No valuation allowance for deferred tax assets was recorded at December 31, 2020 and 2019.

At December 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2017.  The tax years 2017—2019 remain open to examination by the U.S. taxing authority.

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the detail of other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018.

	2020
	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the year	$15,836	$(3,970)	$11,866
Reclassification adjustment for gains included in net income (1)	430	(90)	340
Net other comprehensive income (loss)	$16,266	$(4,060)	$12,206

	2019
	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the year	$17,513	$(3,666)	$13,847
Reclassification adjustment for gains included in net income (1)	11	(2)	9
Net other comprehensive income (loss)	$17,524	$(3,668)	$13,856

	2018
	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the year	$(5,343)	$1,110	$(4,233)
Reclassification adjustment for gains included in net income (1)	(283)	59	(224)
Net other comprehensive income (loss)	$(5,626)	$1,169	$(4,457)

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

NOTE 20 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2020 and 2019 were as follows:

	2020	2019
Beginning balance	$13,147	$16,308
New loans	1,917	2,447
Effect of changes in composition of related parties	0	0
Repayments	(3,061)	(5,608)
Ending balance	$12,003	$13,147

Deposits from principal officers, directors, and their affiliates at year-end 2020 and 2019 were $ 26.8 million and $11.6 million.

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2020	2019	2018
Basic EPS
Net income	$41,876	$35,760	$32,569
Weighted average shares outstanding	28,266,509	27,734,994	27,674,705
Basic earnings per share	$1.48	$1.29	$1.18
Diluted EPS
Net income	$41,876	$35,760	$32,569
Weighted average shares for basic earnings per share	28,266,509	27,734,994	27,674,705
Average unvested restricted stock awards	127,487	140,990	299,480
Weighted average shares for diluted earnings per share	28,393,996	27,875,984	27,974,185
Diluted earnings per share	$1.47	$1.28	$1.16

There were no restricted stock awards that were considered anti-dilutive at year end 2020, 2019 and 2018.

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

Summary information about these interest-rate swaps as of year ended December 31, 2020 and 2019 is as follows:

	2020	2019
Notional amounts	$41,315	$42,178
Weighted average pay rate on interest-rate swaps	4.63%	4.60%
Weighted average receive rate on interest-rate swaps	2.36%	4.02%
Weighted average maturity (years)	4.3	4.2
Fair value of interest-rate swaps	$(4,221)	$(1,898)
Fair value of loan yield maintenance provisions	$4,221	$1,898

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated income statements.  There were no net gains or losses recognized in earnings related to yield maintenance provisions for years ended December 31, 2020, 2019 and 2018.

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

Significant segment totals are reconciled to the financial statements as follows:

December 31, 2020	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Assets
Goodwill and other intangibles	$6,046	$47,129	$(3,558)	$49,617
Total assets	$15,147	$3,055,628	$373	$3,071,148

December 31, 2019	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$6,326	$37,141	$(822)	$42,645
Total assets	$13,892	$2,430,784	$4,482	$2,449,158

For year ended 2020	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$125	$96,361	$(295)	$96,191
Provision for loan losses	0	9,100	0	9,100
Service fees, security gains and other noninterest income	9,353	28,183	(381)	37,155
Noninterest expense	5,963	63,683	1,206	70,852
Amortization and depreciation expense	304	2,566	252	3,122
Income before taxes	3,211	49,195	(2,134)	50,272
Income tax	674	8,305	(583)	8,396
Net Income	$2,537	$40,890	$(1,551)	$41,876

For year ended 2019	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$156	$82,301	$(79)	$82,378
Provision for loan losses	0	2,450	0	2,450
Service fees, security gains and other noninterest income	9,097	19,769	(264)	28,602
Noninterest expense	6,015	55,621	980	62,616
Amortization and depreciation expense	365	2,425	49	2,839
Income before taxes	2,873	41,574	(1,372)	43,075
Income tax	604	7,170	(459)	7,315
Net Income	$2,269	$34,404	$(913)	$35,760

For year ended 2018	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$141	$78,446	$(86)	$78,501
Provision for loan losses	0	3,000	0	3,000
Service fees, security gains and other noninterest income	8,942	16,887	(330)	25,499
Noninterest expense	6,251	52,635	889	59,775
Amortization and depreciation expense	448	2,494	0	2,942
Income before taxes	2,384	37,204	(1,305)	38,283
Income tax	504	5,653	(443)	5,714
Net Income	$1,880	$31,551	$(862)	$32,569

Bank segment includes Farmers Insurance and Investment.

NOTE 24 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended 2020	March 31	June 30	September 30	December 31
Total interest income	$27,717	$28,142	$27,635	$28,833
Total interest expense	5,415	4,221	3,470	3,030
Net interest income	22,302	23,921	24,165	25,803
Provision for loan losses	1,100	2,400	2,600	3,000
Noninterest income	7,870	9,136	9,467	10,682
Merger related costs (income)	1,319	48	58	1,798
Noninterest expense	17,418	17,692	17,662	17,979
Income before income taxes	10,335	12,917	13,312	13,708
Income taxes	1,696	1,906	2,443	2,351
Net income	$8,639	$11,011	$10,869	$11,357

Diluted earnings per share	$0.30	$0.39	$0.38	$0.40

Quarter Ended 2019	March 31	June 30	September 30	December 31
Total interest income	$24,679	$25,529	$25,931	$25,847
Total interest expense	4,714	5,038	5,174	4,682
Net interest income	19,965	20,491	20,757	21,165
Provision for loan losses	550	750	550	600
Noninterest income	6,520	6,994	7,441	7,647
Merger related costs (income)	0	(19)	112	104
Noninterest expense	15,977	16,723	16,311	16,247
Income before income taxes	9,958	10,031	11,225	11,861
Income taxes	1,570	1,488	2,071	2,186
Net income	$8,388	$8,543	$9,154	$9,675

Diluted earnings per share	$0.30	$0.31	$0.33	$0.35

NOTE 25 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only).  This information should be read in conjunction with the consolidated financial statements and related notes.

December 31,	2020	2019
BALANCE SHEETS
Assets:
Cash	$8,738	$25,471
Investment in subsidiaries
Bank	336,326	259,628
Farmers Trust	13,414	13,106
Captive	2,165	2,186
Equity securities	358	432
Other	0	1,273
TOTAL ASSETS	$361,001	$302,096

Liabilities:
Other liabilities	$1,149	$131
Note payable	350	350
Subordinate debt	9,405	2,306
TOTAL LIABILITIES	10,904	2,787
TOTAL STOCKHOLDERS' EQUITY	350,097	299,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$361,001	$302,096

STATEMENTS OF INCOME
Years ended December 31,	2020	2019	2018
Income:
Dividends from subsidiaries
Bank	$28,646	$33,896	$7,864
Farmers Trust	2,300	2,300	1,900
Captive Insurance	1,000	535	850
Interest and dividends on securities	12	15	8
Security gains/(losses)	(28)	41	(20)
TOTAL INCOME	31,930	36,787	10,602
Interest on borrowings	(361)	(154)	(133)
Other expenses	(2,746)	(2,352)	(2,087)
Income before income tax benefit and undistributed subsidiary income	28,823	34,281	8,382
Income tax benefit	592	470	450
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	12,244	508	23,687
Farmers Trust	237	(31)	(20)
Captive	(20)	532	70
NET INCOME	$41,876	$35,760	$32,569

STATEMENTS OF CASH FLOWS
Years ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income	$41,876	$35,760	$32,569
Adjustments to reconcile net income to net cash from operating activities:
Dividends in excess of net income (Equity in undistributed net income of subsidiary)	(12,461)	(1,009)	(23,737)
Other	1,167	(30)	1
NET CASH FROM OPERATING ACTIVITIES	30,582	34,721	8,833

Cash flows from investing activities:
Net cash paid in business combinations	(20,423)	0	0
NET CASH FROM INVESTING ACTIVITIES	(20,423)	0	0

Cash flows from financing activities:
Repurchase of common shares	(14,238)	(2,842)	0
Cash dividends paid	(12,654)	(10,539)	(8,316)
NET CASH FROM FINANCING ACTIVITIES	(26,892)	(13,381)	(8,316)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,733)	21,340	517

Beginning cash and cash equivalents	25,471	4,131	3,614
Ending cash and cash equivalents	$8,738	$25,471	$4,131

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2020, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP.  As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2020 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2020, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

CLA, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2020.  The audit report by CLA is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 15, 2021 (the “2021 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2021 Annual Meeting to be filed with the Commission (“2021 Proxy Statement”).

Executive Officers of the Registrant

The names, ages and positions of Farmers’ executive officers as of March 1, 2021:

Name	Age	Title
Carl D. Culp	57	Senior Executive Vice President, Secretary and Treasurer of Farmers and Senior Executive Vice-President, Cashier and Chief Financial Officer of Farmers Bank
Kevin J. Helmick	49	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	51	Senior Vice President and Chief Information Officer of Farmers Bank
Mark A. Nicastro	50	Senior Vice President and Chief Human Resources Officer of Farmers Bank
Michael Oberhaus	44	Senior Vice President and Chief Risk Officer of Farmers Bank
Joseph W. Sabat	60	Vice President and Controller of Farmers Bank
Timothy Shaffer	59	Senior Vice President and Chief Credit Officer of Farmers Bank
Amber Wallace Soukenik	55	Executive Vice President and Chief Retail/Marketing Officer of Farmers Bank
Mark J. Wenick	61	Senior Vice President and Chief Wealth Management Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Culp has served as Senior Executive Vice President and Treasurer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank since March 1996.  Prior to that time, Mr. Culp was Controller of Farmers and Farmers Bank from November 1995.  Mr. Culp has 35 years of experience in finance and accounting in the banking industry, and is a certified public accountant.

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013.  Prior to becoming President, Mr. Helmick was Secretary of Farmers and Executive Vice President – Wealth Management and Retail Services of Farmers Bank since January 2012.  Mr. Helmick has been with the Company for 26 years and has a retail and investment background, including an MBA and CFP designation.  From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Farmers Investments.  In 2008, Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of the retail investment area of Farmers Bank, Farmers Insurance, and all branch sales and operational functions.

Mr. Jackson is the Senior Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009.  Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993.  He has over 28 years of experience in the IT field.  Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Senior Vice President and Chief Human Resources Officer of Farmers Bank.  Mr. Nicastro was appointed to that position in 2017 and previously served as Director of Human Resources since joining Farmers in July 2009.  Prior to that, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007.  Mr. Nicastro has an MBA, and has more than 23 years of experience in Human Resource Management from both large multi-national banks and regional community banks.  He was appointed as an executive officer in 2012.

Mr. Oberhaus is currently the Senior Vice President and Chief Risk Officer of Farmers Bank.  Mr. Oberhaus joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015 as the company’s Enterprise Risk Manager.  Prior to the merger Mr. Oberhaus served as the SVP and Chief Risk Officer of First National Bank of Orrville and brings more than 23 years of experience in banking.

Mr. Sabat has served as Vice President and Controller of Farmers Bank since April 2006.  Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm.  Mr. Sabat has 25 years of experience in the accounting, finance and auditing fields.  He is a certified public accountant and was appointed as an executive officer in 2012.

Mr. Shaffer serves as Chief Credit Officer and has held that title since February of 2021.  Previously, Mr. Shaffer served as Regional President and held that title from July of 2015 through 2020.  Mr. Shaffer also served as the Director of Commercial Banking & Private Client Services.  In October of 2011, Mr. Shaffer joined Farmers Bank as the Commercial Lending Manager, overseeing commercial lending, small business lending and treasury management.  Mr. Shaffer has over 31 years of Banking and Lending experience in the Mahoning Valley market.  Mr. Shaffer was appointed as an executive officer in 2014.

Ms. Wallace Soukenik has served as Executive Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013.  In August 2008, Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing.  She has 31 years of experience in the marketing field.  Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital, where she managed a $14 million endowment, a $1.5 million marketing budget and all physician contracts.  She was appointed as an executive officer in 2012.

Mr. Wenick is Senior Vice President and Chief Wealth Management Officer of Farmers Bank.  Prior to coming to Farmers National Bank in 2017, Mr. Wenick was regional president of Chemical Bank for 3 years.  Prior to that, Mr. Wenick spent 5 years in local bank investment and trust positions.  He brings more than 38 years of financial expertise in the area of wealth management.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2021 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in 2021 Proxy Statement.  These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2020 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2021 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2021 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Equity Compensation Plan Information” in the 2021 Proxy Statement of the Company.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2021 Proxy Statement of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2021 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2021 Proxy Statement.

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

10.6*

Farmers National Banc Corp. 2018 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.7*

Farmers National Banc Corp. 2018 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.8*

Farmers National Banc Corp. 2018 Form of Performance-Based Cash Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.9*

Farmers National Banc Corp. 2019 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

Exhibit Number	Description
10.10*

Farmers National Banc Corp. 2019 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

10.11*

Farmers National Banc Corp. 2019 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

10.12*

Farmers National Banc Corp. 2019 Form of Performance-Based Cash Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

10.13*

Farmers National Banc Corp. 2020 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.14*

Farmers National Banc Corp. 2020 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.15*

Farmers National Banc Corp. 2020 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.16*

Farmers National Banc Corp. 2020 Form of Performance-Based Cash Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.17*	Nonemployee Director Compensation (filed herewith).
10.18*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).
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

104	The cover page from the Company’s Annual report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

*	Constitutes a management contract or compensatory plan or arrangement.

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
Kevin J. Helmick, President and Chief Executive Officer March 4, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	March 4, 2021
Kevin J. Helmick	(Principal Executive Officer)
/s/ Carl D. Culp	Senior Executive Vice President, Secretary and Treasurer	March 4, 2021
Carl D. Culp	(Principal Financial Officer)
/s/ Joseph W. Sabat*	Controller	March 4, 2021
Joseph W. Sabat	(Principal Accounting Officer)
/s/ Gregory C. Bestic*	Director	March 4, 2021
Gregory C. Bestic
/s/ Anne Frederick Crawford*	Director	March 4, 2021
Anne Frederick Crawford
	Chairman of the Board	March 4, 2021
Lance J. Ciroli
/s/ Ralph D. Macali*	Director	March 4, 2021
Ralph D. Macali
/s/ Terry A. Moore*	Director	March 4, 2021
Terry A. Moore
/s/ Edward W. Muransky*	Director	March 4, 2021
Edward W. Muransky
/s/ David Z. Paull*	Director	March 4, 2021
David Z. Paull
/s/ James R. Smail*	Vice Chairman of the Board	March 4, 2021
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