Form 10-Q
period 2021-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2021-05-06
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, No Par Value	28,308,394 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$23,165	$20,503
Federal funds sold and other	303,220	234,118
TOTAL CASH AND CASH EQUIVALENTS	326,385	254,621
Securities available for sale - amortized cost $790,294 in 2021, $547,711 in 2020	802,866	575,600
Equity securities	6,902	6,881
Loans held for sale	3,993	4,766
Loans	2,037,404	2,078,044
Less allowance for credit losses	24,935	22,144
NET LOANS	2,012,469	2,055,900
Premises and equipment, net	25,373	25,620
Goodwill	45,775	45,775
Other intangibles, net	3,526	3,842
Bank owned life insurance	51,606	51,322
Other assets	45,629	46,821
TOTAL ASSETS	$3,324,524	$3,071,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$675,045	$608,791
Interest-bearing	2,126,009	1,970,087
Brokered time deposits	32,000	32,000
TOTAL DEPOSITS	2,833,054	2,610,878
Short-term borrowings	5,210	2,521
Long-term borrowings	74,473	76,385
Other liabilities	64,432	31,267
TOTAL LIABILITIES	2,977,169	2,721,051
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares; issued 29,577,827 in 2021 and 2020	208,199	208,763
Retained earnings	147,583	138,073
Accumulated other comprehensive income	9,932	22,032
Treasury stock, at cost; 1,341,136 shares in 2021 and 1,387,655 in 2020	(18,359)	(18,771)
TOTAL STOCKHOLDERS' EQUITY	347,355	350,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,324,524	$3,071,148

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended
(Unaudited)	March 31, 2021	March 31, 2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$23,805	$24,099
Taxable securities	1,719	1,547
Tax exempt securities	2,074	1,782
Dividends	121	140
Federal funds sold and other interest income	71	149
TOTAL INTEREST AND DIVIDEND INCOME	27,790	27,717
INTEREST EXPENSE
Deposits	2,226	4,639
Short-term borrowings	4	320
Long-term borrowings	293	456
TOTAL INTEREST EXPENSE	2,523	5,415
NET INTEREST INCOME	25,267	22,302
Provision for credit losses	425	1,100
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	24,842	21,202
NONINTEREST INCOME
Service charges on deposit accounts	808	1,095
Bank owned life insurance income	284	208
Trust fees	2,236	1,857
Insurance agency commissions	1,001	883
Security gains, including fair value changes for equity securities	488	157
Retirement plan consulting fees	320	380
Investment commissions	504	423
Net gains on sale of loans	3,185	1,366
Debit card and EFT fees	1,084	851
Other operating income	673	650
TOTAL NONINTEREST INCOME	10,583	7,870
NONINTEREST EXPENSES
Salaries and employee benefits	9,976	10,231
Occupancy and equipment	2,275	1,800
State and local taxes	554	464
Professional fees	1,056	816
Merger related costs	12	1,319
Advertising	260	271
FDIC insurance	170	225
Intangible amortization	316	332
Core processing charges	627	861
Telephone and data	138	203
Other operating expenses	2,384	2,215
TOTAL NONINTEREST EXPENSES	17,768	18,737
INCOME BEFORE INCOME TAXES	17,657	10,335
INCOME TAXES	3,101	1,696
NET INCOME	$14,556	$8,639
EARNINGS PER SHARE - basic	$0.52	$0.30
EARNINGS PER SHARE - fully diluted	$0.51	$0.30

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	March 31, 2021	March 31, 2020
NET INCOME	$14,556	$8,639
Other comprehensive income:
Net unrealized holding (losses) on available for sale securities	(14,934)	(12,217)
Reclassification adjustment for (gains) realized in income	(383)	(256)
Net unrealized holding (losses)	(15,317)	(12,473)
Income tax effect	3,217	2,619
Other comprehensive (loss), net of tax	(12,100)	(9,854)
TOTAL COMPREHENSIVE INCOME (LOSS)	$2,456	$(1,215)

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	March 31, 2021	March 31, 2020
COMMON STOCK
Beginning balance	$208,763	$186,345
Issued 54,639 treasury shares in 2021 and 1,334 treasury shares in 2020 under the Long Term Incentive Plan	(894)	(22)
Issued 1,398,229 in 2020 as part of a business combination	0	22,554
Stock compensation expense for unvested shares	330	337
Ending balance	208,199	209,214

RETAINED EARNINGS
Beginning balance	138,073	108,851
Net income	14,556	8,639
Cumulative impact of ASU 2016-13 adoption (CECL)	(1,936)	0
Dividends declared at $0.11 per share in 2021 and $0.11 per share in 2020	(3,110)	(3,139)
Ending balance	147,583	114,351

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	22,032	9,826
Other comprehensive (loss)	(12,100)	(9,854)
Ending balance	9,932	(28)

TREASURY STOCK, AT COST
Beginning balance	(18,771)	(5,713)
Purchased 8,120 shares in 2021 and 942,967 shares in 2020	(116)	(14,238)
Issued 75,709 shares in 2021 and 2,000 shares in 2020 under the Long Term Incentive Plan	894	22
Retained 21,070 shares in 2021 and 666 shares in 2020 to cover tax withholdings under the Long Term Incentive Plan	(366)	(11)
Ending balance	(18,359)	(19,940)
TOTAL STOCKHOLDERS' EQUITY	$347,355	$303,597

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Three Months Ended
(Unaudited)	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,556	$8,639
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	425	1,100
Depreciation and amortization	798	751
Net amortization of securities	618	488
Available for sale security (gains)	(383)	(256)
Realized (gains) losses on equity securities	(105)	99
Loss on premises and equipment sales and disposals, net	52	77
Stock compensation expense	330	337
Earnings on bank owned life insurance	(284)	(208)
Origination of loans held for sale	(51,990)	(31,012)
Proceeds from loans held for sale	55,948	31,706
Net gains on sale of loans	(3,185)	(1,366)
Net change in other assets and liabilities	(9,743)	(4,574)
NET CASH FROM OPERATING ACTIVITIES	7,037	5,781
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	17,440	9,622
Proceeds from sales of securities available for sale	26,186	15,126
Purchases of securities available for sale	(241,345)	(25,224)
Proceeds from sales of equity securities	20	0
Purchase of equity securities	(221)	(423)
Proceeds from redemption of restricted stock	253	255
Purchase of restricted stock	(22)	(1,825)
Loan originations and payments, net	42,976	15,602
Proceeds from land and building sales	0	502
Additions to premises and equipment	(219)	(2,279)
Net cash paid in business combinations	0	(8,136)
NET CASH FROM INVESTING ACTIVITIES	(154,932)	3,220
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	222,176	54,062
Net change in short-term borrowings	2,689	(32,052)
Repayment of long-term borrowings	(1,980)	(1,287)
Cash dividends paid	(3,110)	(3,139)
Repurchase of common shares	(116)	(14,238)
NET CASH FROM FINANCING ACTIVITIES	219,659	3,346
NET CHANGE IN CASH AND CASH EQUIVALENTS	71,764	12,347
Beginning cash and cash equivalents	254,621	70,760
Ending cash and cash equivalents	$326,385	$83,107
Supplemental cash flow information:
Interest paid	$2,597	$5,158
Supplemental noncash disclosures:
Transfer of loans to other real estate	$30	$0
Security purchases not settled	$44,814	$0
Issuance of stock awards	$894	$22
Issuance of stock for business combinations	$0	$22,554

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

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.  Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of March 31, 2021.  Outstanding shares at March 31, 2021 were 28,236,691.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income consists of unrealized gains and losses on securities available for sale (“AFS”), which are recognized as components of stockholders’ equity, net of tax effect.

Updates to Significant Accounting Policies:

Allowance for Credit Losses – Available-for-Sale Securities:

Securities classified as AFS are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

The Company evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors.  In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes.  Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income.  Both the ACL and the charge to net income may be reversed if conditions change.  However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL.  The Company has recorded no ACL related to the investment portfolio as of March 31, 2021.

Allowance for Credit Losses – Loans:

The ACL represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date.  The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL.  Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Prior to January 1, 2021, as described in further detail in the Company’s 2020 Annual Report on Form 10-K, the Company used an incurred loss impairment model.  This methodology assessed the overall appropriateness of the allowance for credit losses and included allocations for specifically identified impaired loans and loss factors for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors.  Impaired loans were individually assessed and measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent.  Loans that were determined not to be impaired were collectively evaluated for impairment, stratified by type and allocated loss ranges based on the Company’s actual historical loss ratios for each strata, and adjustments were also provided for certain environmental and other qualitative factors.

On January 1, 2021, the Company adopted the current expected credit loss model (“CECL”).  This methodology for calculating the allowance for credit losses considers the possibility of loss over the life of the loan.  It also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan.  To develop the ACL estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements.  The Company uses the cohort (“cohort”) and the probability of default/loss given default (“PD/LGD”) methodologies as described in the Credit Quality Indicators section of the loan footnote.

Risks and Uncertainties:

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The spread of the outbreak has caused disruptions in the economy and has disrupted banking and other financial activity in the areas in which the Company operates.  While there has been no material impact to the Company’s business continuity or financial condition the possible of future challenges continues to exist.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout.  Most notably, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) the Health and Economic Recovery Omnibus Emergency Solutions Act (“HEROES”), both signed into law during 2020, and the American Rescue Plan Act as multi trillion dollar legislative packages, and the American Rescue Plan Act signed into law on March 11, 2021, as a $1.9 trillion COVID-19 relief bill.  The goal of these acts was to provide economic stability during the pandemic through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.  The packages also included extensive emergency funding for hospitals and providers. The American Rescue Plan continued these measures by funding increases in vaccine distribution, additional cash payments to millions of Americans, extended unemployment benefits, and support for caregiving, nutrition programs, health care and pensions.  In addition to the general impact of COVID-19, certain provisions of the these legislative acts as well as other recent legislative and regulatory relief efforts have had a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 continues for a further extended period or is ultimately unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.  While it is not possible to know the full universe or extent that the impact of COVID-19 will have on the Company’s operations, the Company will disclose potentially material items of which it becomes aware.

Financial position and results of operations:

The Company’s fee income declined and could be reduced further due to lingering COVID-19 affects.  In keeping with guidance from regulators, the Company worked with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  From the beginning of the pandemic in 2020 through the quarter ended March 31, 2021, the Company has waived $780 thousand in fees.  The Company recognizes the breadth of the economic impact is likely to continue impacting its fee income in future periods.

The Company’s interest income improved slightly in the quarter ended March 31, 2021 compared to the same period in 2020 and yet the net interest margin decreased by 17 basis points.  The margin could be reduced further due to COVID-19 and the continued low interest rate environment.  In keeping with guidance from regulators, the Company is working with COVID-19 affected borrowers to defer their payments.  Currently the Bank has five loans remaining that are deferring their loan payments.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

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

New Accounting Standards:

Reacting to the global markets’ planned shift away from using major interbank reference rates, including the London Interbank Offered Rate (LIBOR), the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the burden of accounting for contract modifications related to reference rate reform. The amendments in ASU 2020-04 create a new Topic in the Codification, ASC 848, Reference Rate Reform, which contains guidance that is designed to simplify how entities account for contracts that are modified to replace LIBOR or other benchmark interest rates with new rates. The amendments in ASU 2020-04 give entities the option to apply expedients and exceptions to contract modifications that are made until December 31, 2022, if certain criteria are met.  If adopted, these amendments and exceptions should be applied to all eligible modifications to contracts that are accounted for under an ASC Topic or industry Subtopic.  The guidance in ASC 848 will not apply to any contract modifications made after December 31, 2022.  Management is still evaluating the ASU and has not adopted it as of March 31, 2021.

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

In accordance with the accounting relief provisions of CARES and subsequent provisions of HEROES, the Bank postponed the adoption of the current expected credit losses (“CECL”) accounting standard from January 1, 2020 to January 1, 2021.  The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures.  Results for reporting periods beginning after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded the onetime adjustment to equity in the amount of $1.9 million, net of tax which increased the allowance for credit losses $2.5 million.

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

(In Thousands of Dollars)
Consideration
Cash	$20,423
Stock	22,554
Fair value of total consideration transferred	$42,977
Fair value of assets acquired
Cash and due from financial institutions	$18,219
Securities available for sale	69,547
Loans	181,280
Premises and equipment	229
Core deposit intangible	725
Other assets	6,398
Total assets	276,398
Fair value of liabilities assumed
Deposits	183,251
Long-term borrowings	54,487
Accrued interest payable and other liabilities	3,257
Total liabilities	$240,995
Net assets acquired	35,403
Goodwill created	7,574
Total net assets acquired	$42,977

The following table presents pro forma information as if the Maple Leaf acquisition that occurred during January 2020 actually took place at the beginning of 2020.  The pro forma information includes adjustments for merger related costs, amortization of intangibles arising from the transaction and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effective on the assumed date.

For Three Months Ended March 30,
(In thousands of dollars except per share results)	2020
Net interest income	$22,482
Net income	$8,659
Basic and diluted earnings per share	$0.30

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at March 31, 2021 and December 31, 2020 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
March 31, 2021
U.S. Treasury and U.S. government sponsored entities	$17,356	$79	$(370)	$17,065
State and political subdivisions	447,203	15,903	(2,689)	460,417
Corporate bonds	3,679	92	(34)	3,737
Mortgage-backed securities - residential	301,457	3,366	(4,301)	300,522
Collateralized mortgage obligations - residential	15,499	440	(4)	15,935
Small Business Administration	5,100	90	0	5,190
Totals	$790,294	$19,970	$(7,398)	$802,866

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2020
U.S. Treasury and U.S. government sponsored entities	$11,798	$101	$(54)	$11,845
State and political subdivisions	344,160	22,350	(204)	366,306
Corporate bonds	3,582	132	(2)	3,712
Mortgage-backed securities - residential	157,106	4,919	(243)	161,782
Collateralized mortgage obligations - residential	25,654	742	(3)	26,393
Small Business Administration	5,411	151	0	5,562
Totals	$547,711	$28,395	$(506)	$575,600

Proceeds from the sale of portfolio securities were $26.2 million during the three month period ended March 31, 2021.  Gross gains of $406.0 thousand along with gross losses of $22.6 thousand were realized on these sales during the three month period ended March 31, 2021.  $105 thousand of realized gains during the three month period were recognized in the income statement for equity securities as of March 31, 2021.  Proceeds from the sale of portfolio securities were $15.1 million during the three month period ended March 31, 2020.  Gross gains were $256 thousand along with gross losses of $0 during the same three month ended March 31, 2020.  $99 thousand of realized losses during the three month period ended March 31, 2020 were recognized in the income statement for equity securities.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2021
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$3,006	$3,044
One to five years	5,430	5,685
Five to ten years	44,780	46,080
Beyond ten years	415,022	426,410
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	322,056	321,647
Total	$790,294	$802,866

The following table summarizes the available for sale investment securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
March 31, 2021
U.S. Treasury and U.S. government sponsored entities	$13,845	$(370)	$0	$0	$13,845	$(370)
State and political subdivisions	84,208	(2,689)	0	0	84,208	(2,689)
Corporate bonds	714	(34)	0	0	714	(34)
Mortgage-backed securities - residential	153,691	(4,301)	0	0	153,691	(4,301)
Collateralized mortgage obligations - residential	277	(4)	0	0	277	(4)
Total	$252,735	$(7,398)	$0	$0	$252,735	$(7,398)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2020
U.S. Treasury and U.S. government sponsored entities	$8,153	$(54)	$0	$0	$8,153	$(54)
State and political subdivisions	19,205	(204)	0	0	19,205	(204)
Corporate bonds	198	(2)	0	0	198	(2)
Mortgage-backed securities - residential	63,401	(243)	0	0	63,401	(243)
Collateralized mortgage obligations - residential	294	(3)	0	0	294	(3)
Total	$91,251	$(506)	$0	$0	$91,251	$(506)

The Company has adopted ASU 2016-13 that makes improvements to the accounting for credit losses on securities available for sale.  The concept of other than-temporarily impaired securities has been replaced with the allowance for credit losses.  Securities available for sale are evaluated on an individual level and pooling of securities is no longer an option.  During this evaluation process, management considers the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow analysis using the effective interest rate as of the security’s purchase date.  As of March 31, 2021, the Company’s security portfolio consisted of 767 securities, 153 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of state and political subdivisions and mortgage-backed securities.  The Company does not consider its AFS securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.  As of March 31, 2021 no allowance for credit losses on AFS securities was recorded.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2021	December 31, 2020
Originated loans:
Commercial real estate
Owner occupied	$210,435	$215,187
Non-owner occupied	313,482	309,777
Farmland	156,568	156,277
Other	73,572	78,140
Commercial
Commercial and industrial	391,041	385,831
Agricultural	42,060	44,922
Residential real estate
1-4 family residential	319,155	324,723
Home equity lines of credit	91,027	92,968
Consumer
Indirect	157,935	164,620
Direct	21,322	23,348
Other	9,258	9,868
Total originated loans	$1,785,855	$1,805,661
Acquired loans:
Commercial real estate
Owner occupied	$43,955	$45,101
Non-owner occupied	48,534	52,863
Farmland	24,646	26,080
Other	12,578	12,868
Commercial
Commercial and industrial	15,023	18,662
Agricultural	3,799	4,850
Residential real estate
1-4 family residential	81,827	89,118
Home equity lines of credit	16,474	17,383
Consumer
Direct	4,662	5,128
Other	118	97
Total acquired loans	$251,616	$272,150
Net Deferred loan (fees) costs	(67)	233
Allowance for credit losses	(24,935)	(22,144)
Net loans	$2,012,469	$2,055,900

Purchased credit impaired loans under ASC 310

As part of past acquisitions, the Company acquired various loans that displayed evidence of deterioration of credit quality since origination and which it was probable that all contractually required payments would not be collected. The carrying amounts and contractually required payments of these purchase credit impaired loans under ASC 310, which are included in the loan balances above, are summarized in the following table:

(In Thousands of Dollars)	December 31, 2020
Commercial real estate
Non-owner occupied	$574
Commercial
Commercial and industrial	604
Total outstanding balance	$1,178
Carrying amount, net of allowance of $0 in 2020	$917

The key assumptions considered include probability of default and the amount of actual prepayments after the acquisition date.  Prepayments affect the estimated life of the loans and could change the amount of interest income and principal expected to be collected.  In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.  There were no adjustments to forecasted cash flows that impacted the allowance for credit losses for the three month periods ended March 31, 2021 and 2020.

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three month periods ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$10,824	$5,073	$3,643	$2,604	$22,144
Impact of CECL adoption	(2,076)	429	237	3,860	2,450
Provision for credit losses	96	(25)	89	265	425
Loans charged off	0	(34)	(67)	(183)	(284)
Recoveries	0	7	59	134	200
Total ending allowance balance	$8,844	$5,450	$3,961	$6,680	$24,935

Three Months Ended March 31, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance	$5,843	$2,323	$2,875	$2,710	$736	$14,487
Provision for loan losses	717	495	129	324	(565)	1,100
Loans charged off	0	(198)	(108)	(443)	0	(749)
Recoveries	1	1	15	97	0	114
Total ending allowance balance	$6,561	$2,621	$2,911	$2,688	$171	$14,952

The following table presents the allowance for loan losses under ASC 310.  The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable, which is not considered to be material:

December 31, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$357	$79	$0	$0	$436
Collectively evaluated for impairment	10,400	4,546	3,392	2,520	668	21,526
Acquired loans collectively evaluated for impairment	97	17	65	3	0	182
Acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending allowance balance	$10,497	$4,920	$3,536	$2,523	$668	$22,144

Loans:
Loans individually evaluated for impairment	$502	$3,086	$2,836	$189	$0	$6,613
Loans collectively evaluated for impairment	758,050	424,379	414,568	203,447	0	1,800,444
Acquired loans	135,884	23,044	105,936	5,206	0	270,070
Acquired with deteriorated credit quality	514	403	0	0	0	917
Total ending loans balance	$894,950	$450,912	$523,340	$208,842	$0	$2,078,044

The following table presents information related to impaired loans by class of loans under ASC 310 as of December 31, 2020.

(In Thousands of Dollars)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2020
With no related allowance recorded:
Commercial real estate
Non-owner occupied	$37	$31	$0
Farmland	484	471	0
Commercial
Commercial and industrial	151	105	0
Agricultural	27	26	0
Residential real estate
1-4 family residential	2,660	1,872	0
Home equity lines of credit	435	334	0
Consumer	429	186	0
Subtotal	4,223	3,025	0

With an allowance recorded:
Commercial
Commercial and industrial	3,007	2,955	357
Residential real estate
1-4 family residential	626	627	75
Home equity lines of credit	22	3	4
Consumer	2	3	0
Subtotal	3,657	3,588	436
Total	$7,880	$6,613	$436

The following table presents the average recorded investment in impaired loans by class and interest income recognized by loan, under ASC 310, for the three month period ended March 31, 2020:

	Average Recorded Investment	Interest Income Recognized
(In Thousands of Dollars)	For Three Months Ended March 31, 2020
With no related allowance recorded:
Commercial real estate
Non-owner occupied	$34	$0
Farmland	517	1
Commercial
Commercial and industrial	132	2
Agricultural	17	1
Residential real estate
1-4 family residential	2,139	38
Home equity lines of credit	368	6
Consumer	244	7
Subtotal	3,451	55

With an allowance recorded:
Commercial real estate
Farmland	0	0
Commercial
Commercial and industrial	52	1
Residential real estate
1-4 family residential	701	8
Home equity lines of credit	99	0
Consumer	0	0
Subtotal	852	9
Total	$4,303	$64

Cash basis interest recognized during the three month period ended March 31, 2020 was materially equal to interest income recognized.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$323	$0	$0	$335
Farmland	0	0	0	0
Commercial
Commercial and industrial	2,485	11	3,312	22
Agricultural	215	0	205	0
Residential real estate
1-4 family residential	843	73	866	223
Home equity lines of credit	582	8	603	0
Consumer
Indirect	457	97	648	64
Direct	125	107	157	111
Other	0	3	1	5
Total originated loans	$5,030	$299	$5,792	$760
Acquired loans:
Commercial real estate
Owner occupied	$22	$0	$27	$0
Non-owner occupied	345	0	362	0
Farmland	284	0	471	95
Other	0	0	0	0
Commercial
Commercial and industrial	435	0	477	0
Agricultural	3	0	4	0
Residential real estate
1-4 family residential	4,213	786	4,128	1,469
Home equity lines of credit	179	0	186	0
Consumer
Direct	39	5	58	6
Total acquired loans	$5,520	$791	$5,713	$1,570
Total loans	$10,550	$1,090	$11,505	$2,330

The following tables present the aging of the recorded investment in past due loans as of March 31, 2021 and December 31, 2020 by class of loans.  Note that loans modified to defer payments under the CARES Act are included in loans not past due.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2021
Originated loans:
Commercial real estate
Owner occupied	$68	$45	$323	$436	$209,622	$210,058
Non-owner occupied	0	0	0	0	312,942	312,942
Farmland	124	0	0	124	156,197	156,321
Other	0	0	0	0	73,390	73,390
Commercial
Commercial and industrial	104	31	2,496	2,631	384,807	387,438
Agricultural	46	0	215	261	41,949	42,210
Residential real estate
1-4 family residential	1,258	102	916	2,276	316,014	318,290
Home equity lines of credit	198	38	590	826	90,211	91,037
Consumer
Indirect	508	220	554	1,282	162,145	163,427
Direct	357	43	232	632	20,796	21,428
Other	29	8	3	40	9,219	9,259
Total originated loans:	$2,692	$487	$5,329	$8,508	$1,777,292	$1,785,800
Acquired loans:
Commercial real estate
Owner occupied	$308	$0	$22	$330	$43,622	$43,952
Non-owner occupied	0	0	345	345	48,180	48,525
Farmland	0	0	284	284	24,362	24,646
Other	0	0	0	0	12,578	12,578
Commercial
Commercial and industrial	388	0	435	823	14,200	15,023
Agricultural	0	36	3	39	3,759	3,798
Residential real estate
1-4 family residential	2,950	56	4,999	8,005	73,822	81,827
Home equity lines of credit	45	45	179	269	16,205	16,474
Consumer
Direct	146	30	44	220	4,443	4,663
Other	0	0	0	0	118	118
Total acquired loans	$3,837	$167	$6,311	$10,315	$241,289	$251,604
Total loans	$6,529	$654	$11,640	$18,823	$2,018,581	$2,037,404

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2020
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$335	$335	$214,460	$214,795
Non-owner occupied	0	0	0	0	309,216	309,216
Farmland	0	0	0	0	156,053	156,053
Other	261	0	0	261	77,725	77,986
Commercial
Commercial and industrial	356	61	3,334	3,751	378,594	382,345
Agricultural	45	255	205	505	44,555	45,060
Residential real estate
1-4 family residential	1,668	974	1,089	3,731	320,129	323,860
Home equity lines of credit	419	0	603	1,022	91,957	92,979
Consumer
Indirect	1,046	285	712	2,043	168,245	170,288
Direct	284	120	268	672	22,789	23,461
Other	24	22	6	52	9,816	9,868
Total originated loans	$4,103	$1,717	$6,552	$12,372	$1,793,539	$1,805,911
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$27	$27	$45,072	$45,099
Non-owner occupied	197	0	362	559	52,295	52,854
Farmland	0	0	566	566	25,513	26,079
Other	0	0	0	0	12,868	12,868
Commercial
Commercial and industrial	19	390	477	886	17,772	18,658
Agricultural	4	0	4	8	4,841	4,849
Residential real estate
1-4 family residential	1,954	821	5,597	8,372	80,745	89,117
Home equity lines of credit	23	0	186	209	17,175	17,384
Consumer
Direct	20	49	64	133	4,995	5,128
Other	0	0	0	0	97	97
Total acquired loans	$2,217	$1,260	$7,283	$10,760	$261,373	$272,133
Total loans	$6,320	$2,977	$13,835	$23,132	$2,054,912	$2,078,044

Troubled Debt Restructurings:

Total troubled debt restructurings were $3.9 million and $4.1 million at March 31, 2021 and December 31, 2020.  The Company has allocated $94 thousand and $81 thousand of specific reserves to loans whose terms have been modified in troubled debt restructurings at March 31, 2021 and December 31, 2020, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at March 31, 2021 and at December 31, 2020.

During the three month periods ended March 31, 2021 and 2020, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal, interest and/or escrow; or a legal concession.  During the three month period ended March 31, 2021, the terms of such loans included a reduction of the stated interest rate of the loan of 4.075% and an extension of the maturity date of 22 days.  During the same three month period in 2020, the terms of such loans included a deferral of principal and/or interest and an extension of the maturity date on these and other troubled debt restructurings in the range 168 to 180 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month periods ended March 31, 2021 and 2020:

		Pre- Modification	Post- Modification
Three Months Ended March 31, 2021	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	4	$22	$22
Residential real estate
Home equity lines of credit	1	31	31
Consumer
Indirect	6	87	87
Total originated loans	11	$140	$140
Acquired loans:
Residential real estate
1-4 family residential	1	69	73
Total acquired loans	1	69	73
Total loans	12	$209	$213

		Pre- Modification	Post- Modification
Three Months Ended March 31, 2020	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$21	$21
Residential real estate
1-4 family residential	5	209	210
Home equity lines of credit	4	100	102
Consumer
Indirect	10	61	61
Other	1	15	15
Total originated loans	21	$406	$409
Acquired loans:
Residential real estate
1-4 family residential	1	68	68
Total acquired loans	1	$68	$68
Total loans	22	$474	$477

There were $20 thousand and $5 thousand in charge offs and a $20 thousand and $5 thousand increase to the provision for credit losses during the three month periods ended March 31, 2021 and 2020, respectively, as a result of outstanding troubled debt restructurings.

There was one  residential real estate loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month period ended March 31, 2021.  The loan was not past due at March 31, 2021.  There was no provision recorded as a result of the defaults during 2021.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Farmers is offering special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic.  The following table reports the number and amount of payment deferrals by loan type as of dates listed:

	June 30, 2020		September 30, 2020		December 31, 2020		March 31, 2021
	Outstanding Balance	Number of loans	Outstanding Balance	Number of loans	Outstanding Balance	Number of loans	Outstanding Balance	Number of loans
Commercial real estate	$43,954	44	$155	1	$19,027	6	$16,584	5
Commercial	8,515	69	0	0	1,424	2	0	0
Agricultural	8,340	22	469	2	0	0	0	0
Residential real estate	3,785	37	222	1	0	0	0	0
Consumer	1,858	100	2	1	2	1	0	0
Total	$66,452	272	$848	5	$20,453	9	$16,584	5

The Company offered three month deferrals upon request by the borrowers. For those borrowers in industries that were greatly impacted by COVID-19, additional deferrals were considered and granted beyond the initial three month period.  The range of deferred months for subsequent requests were three to nine months.  The decline in deferred loans and balances was due to borrowers not requesting additional deferments and that most continued to pay under the original terms of their loan.

Farmers is also a preferred SBA lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the new Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, so they could obtain SBA approval and receive funding as quickly as possible. During the period of the PPP program, the Company facilitated PPP assistance to 1,714 business customers totaling $199.8 million.  The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020.  The SBA has up to ninety days to review an application for PPP forgiveness and provide a decision at the end of that review.  Once forgiveness of the PPP loan has been communicated and payment is received from the SBA, the Company will record the cash received from the SBA, pay-off the loans based on the amount of forgiveness provided and accelerate the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that are forgiven.  At March 31, 2021, the Company had received payments from the SBA for forgiveness of loans totaling $137.2 million, or approximately 68.7% of the first round of total PPP loans.  The Company has funded $75.1 million in new loans for the second round of PPP loan funding.

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

As of March 31, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
March 31, 2021
Originated loans:
Commercial real estate
Owner occupied	$203,634	$5,077	$1,347	$210,058
Non-owner occupied	294,564	11,177	7,201	312,942
Farmland	153,501	2,462	358	156,321
Other	73,234	0	156	73,390
Commercial
Commercial and industrial	376,736	2,323	8,379	387,438
Agricultural	41,675	313	222	42,210
Total originated loans	$1,143,344	$21,352	$17,663	$1,182,359
Acquired loans:
Commercial real estate
Owner occupied	$43,007	$81	$864	$43,952
Non-owner occupied	41,672	3,576	3,277	48,525
Farmland	23,505	100	1,041	24,646
Other	12,578	0	0	12,578
Commercial
Commercial and industrial	13,804	0	1,219	15,023
Agricultural	3,732	19	47	3,798
Total acquired loans	$138,298	$3,776	$6,448	$148,522
Total loans	$1,281,642	$25,128	$24,111	$1,330,881

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2020
Originated loans:
Commercial real estate
Owner occupied	$208,289	$5,121	$1,385	$214,795
Non-owner occupied	290,773	11,240	7,203	309,216
Farmland	153,225	2,464	364	156,053
Other	77,432	387	167	77,986
Commercial
Commercial and industrial	372,083	1,522	8,740	382,345
Agricultural	44,527	320	213	45,060
Total originated loans	$1,146,329	$21,054	$18,072	$1,185,455
Acquired loans:
Commercial real estate
Owner occupied	$44,031	$87	$981	$45,099
Non-owner occupied	50,053	49	2,752	52,854
Farmland	24,637	100	1,342	26,079
Other	12,868	0	0	12,868
Commercial
Commercial and industrial	16,246	0	2,412	18,658
Agricultural	4,481	303	65	4,849
Total acquired loans	$152,316	$539	$7,552	$160,407
Total loans	$1,298,645	$21,593	$25,624	$1,345,862

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses.  For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at March 31, 2021, other real estate owned and foreclosure properties were $30 thousand and $491 thousand, respectively.  At December 31, 2020, other real estate owned and foreclosure properties were $0 and $699 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of March 31, 2021 and December 31, 2020.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
March 31, 2021
Originated loans:
Performing	$317,374	$90,447	$162,873	$21,196	$9,256
Nonperforming	916	590	554	232	3
Total originated loans	$318,290	$91,037	$163,427	$21,428	$9,259
Acquired loans:
Performing	$76,828	$16,295	$0	$4,619	$118
Nonperforming	4,999	179	0	44	0
Total acquired loans	81,827	16,474	0	4,663	118
Total loans	$400,117	$107,511	$163,427	$26,091	$9,377

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2020
Originated loans:
Performing	$322,771	$92,376	$169,576	$23,193	$9,862
Nonperforming	1,089	603	712	268	6
Total originated loans	$323,860	$92,979	$170,288	$23,461	$9,868
Acquired loans:
Performing	$83,520	$17,198	$0	$5,064	$97
Nonperforming	5,597	186	0	64	0
Total acquired loans	89,117	17,384	0	5,128	97
Total loans	$412,977	$110,363	$170,288	$28,589	$9,965

The following table presents total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year

As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$18,911	$113,455	$135,474	$117,019	$73,247	$195,638	$14,944	$668,688
Special mention	0	0	9,166	1,594	2,736	6,416	0	19,912
Substandard	0	356	2,281	511	93	9,483	121	12,845
Total commercial real estate loans	$18,911	$113,811	$146,921	$119,124	$76,076	$211,537	$15,065	$701,445

Commercial
Risk Rating
Pass	$86,561	$142,031	$34,218	$36,782	$15,206	$24,738	$51,004	$390,540
Special mention	260	317		866	1	49	830	2,323
Substandard	144	2,380	374	299	911	1,102	4,388	9,598
Total commercial loans	$86,965	$144,728	$34,592	$37,947	$16,118	$25,889	$56,222	$402,461

Agricultural
Risk Rating
Pass	$8,999	$53,165	$35,876	$39,025	$24,108	$46,520	$14,721	$222,414
Special mention	0	247	36	0	2,105	387	118	2,893
Substandard	360	78	227	0	0	1,003	0	1,668
Total agricultural loans	$9,359	$53,490	$36,139	$39,025	$26,213	$47,910	$14,839	$226,975

Residential real estate
Risk Rating
Pass	$13,348	$84,993	$46,301	$35,298	$51,990	$152,073	$2,887	$386,890
Special mention	0	0	0	0	0	738	0	738
Substandard	0	0	43	86	1,053	11,307	0	12,489
Total residential real estate loans	$13,348	$84,993	$46,344	$35,384	$53,043	$164,118	$2,887	$400,117

Home equity lines of credit
Risk Rating
Pass	$0	$0	$0	$0	$103	$1,529	$104,043	$105,675
Special mention	0	0	0	0	0	0	48	48
Substandard	0	0	0	76	82	1,453	177	1,788
Total home equity lines of credit	$0	$0	$0	$76	$185	$2,982	$104,268	$107,511

Consumer
Risk Rating
Pass	$11,584	$59,645	$49,183	$31,910	$16,010	$22,837	$5,823	$196,992
Special mention	0	0	0	0	0	0	0	0
Substandard	0	230	296	356	268	753	0	1,903
Total consumer loans	$11,584	$59,875	$49,479	$32,266	$16,278	$23,590	$5,823	$198,895

Allowance for Credit Losses

The Company adopted ASU 2016-13 to calculate the Allowance for credit losses (“ACL”) which requires projecting credit losses over the lifetime of the credits.  The ACL is adjusted through the provision for credit losses and reduced by net charge offs of loans.  Although the Company has a diversified loan portfolio, the credit risk in the loan portfolio is largely influenced by general economic conditions and trends of the counties and markets in which the debtors operate, and the resulting impact on the operations of borrowers or on the value of any underlying collateral.

The credit loss estimation process involves procedures that consider the unique characteristics of the Company’s loan portfolio segments.  These segments are disaggregated into the loan pools for monitoring.  A model of risk characteristics, such as loss history and delinquency experience, trends in past due and non-performing loans, as well as existing economic conditions and forecasts used to determine credit loss assumptions.

The Company uses two methodologies to analyze loan pools.  The cohort method (“cohort”) and the probability of default/loss given default (“PD/LGD”).

Cohort relies on the creation of cohorts to capture loans that qualify for a particular segment, as of a point in time. Those loans are then tracked over their remaining lives to determine their loss experience.  The Company aggregates financial assets on the basis of similar risk characteristics when evaluating loans on a collective basis.  Those characteristics include, but aren’t limited to, internal or external credit score, risk ratings, financial asset, loan type, collateral type, size, effective interest rate, term, or geographical location.  The Company uses cohort primarily for consumer loan portfolios.

The probability of default (“PD”) portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, becomes a troubled debt restructuring or is partially or wholly charged-off.  Typically a one-year time period is used to asses PD.  PD can be measured and applied using various risk criteria.  Risk rating is one common way to apply PDs.  Loss given default (“LGD”) is to determine the percentage of loss by facility or collateral type.  LGD estimates can sometimes be driven, or influenced, by product type, industry or geography.  The Company uses PD/LGD primarily for commercial loan portfolios.

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three months ended March 31, 2021 and 2020.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended March 31, 2021
Service charges on deposit accounts	$0	$808	$808
Debit card and EFT fees	0	1,084	1,084
Trust fees	2,236	0	2,236
Insurance agency commissions	0	1,001	1,001
Retirement plan consulting fees	320	0	320
Investment commissions	0	504	504
Other (outside the scope of ASC 606)	0	4,630	4,630
Total noninterest income	$2,556	$8,027	$10,583

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended March 31, 2020
Service charges on deposit accounts	$0	$1,095	$1,095
Debit card and EFT fees	0	851	851
Trust fees	1,857	0	1,857
Insurance agency commissions	0	883	883
Retirement plan consulting fees	380	0	380
Investment commissions	0	423	423
Other (outside the scope of ASC 606)	0	2,226	2,226
Total noninterest income	$2,237	$5,478	$7,715

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

Retirement Plan Consulting Fees – Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 0.8% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company.  The sales are conducted through a third-party broker-dealer.  When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to Cetera.  Investment commissions represent only 1.3% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended March 31, 2021 and for the year ended December 31, 2020, the fair value of Level 3 investment securities was immaterial.

Derivative Instruments: The fair values of derivative instruments are based on valuation models using observable market data as of the measurement date (Level 2).

Collateral Dependent Loans: At the time loans are considered impaired, collateral dependent impaired loans are valued at the lower of cost or fair value and non-collateral dependent loans are valued based on discounted cash flows.  Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses in 2021 and allowance for loan losses in prior periods.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2021 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$17,065	$0	$17,065	$0
State and political subdivisions	460,417	0	460,417	0
Corporate bonds	3,737	0	3,737	0
Mortgage-backed securities-residential	300,522	0	300,518	4
Collateralized mortgage obligations	15,935	0	15,935	0
Small Business Administration	5,190	0	5,190	0
Equity securities
Equity securities at fair value	648	648	0	0
Other investments measured at net asset value	6,254	n/a	n/a	n/a
Total investment securities	$809,768	$648	$802,862	$4
Loan yield maintenance provisions	$2,721	$0	$2,721	$0
Financial Liabilities
Interest rate swaps	$2,721	$0	$2,721	$0

	Fair Value Measurements at December 31, 2020 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$11,845	$0	$11,845	$0
State and political subdivisions	366,306	0	366,306	0
Corporate bonds	3,712	0	3,712	0
Mortgage-backed securities-residential	161,782	0	161,778	4
Collateralized mortgage obligations	26,393	0	26,393	0
Small Business Administration	5,562	0	5,562	0
Equity securities
Equity securities at fair value	538	538	0	0
Other investments measured at net asset value	6,343	n/a	n/a	n/a
Total investment securities	$582,481	$538	$575,596	$4
Loan yield maintenance provisions	$4,221	$0	$4,221	$0
Financial Liabilities
Interest rate swaps	$4,221	$0	$4,221	$0

There were no significant transfers between Level 1 and Level 2 during the three month period ended March 31, 2021 and 2020.  For additional information related to yield maintenance provisions and interest rate swaps see Interest – Rate Swaps note.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended March 31,
(In Thousands of Dollars)	2021	2020
Beginning Balance	$4	$5
Transfers from level 2	0	0
Repayments, calls and maturities	0	0
Ending Balance	$4	$5

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2021 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Collateral dependent loans
Commercial
Commercial and industrial	$1,994	$0	$0	$1,994
1–4 family residential	114	0	0	114
Home equity lines of credit	3	0	0	3
Consumer indirect	45	0	0	45

	Fair Value Measurements at December 31, 2020 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial	$1,770	$0	$0	$1,770
1–4 family residential	82	0	0	82
Consumer	36	0	0	36

Collateral dependent loans were individually evaluated under ASC 326 for the period ended March 31, 2021, while impaired loans from the period ended December 31, 2020 were individually evaluated under ASC 310.  Collateral dependent loans had a principal balance of $2.3 million with a valuation allowance of $163 thousand at March 31, 2021.  Impaired loans that were measured for impairment using the fair value of the collateral had a principal balance of $2.3 million, with a valuation allowance of $368 thousand at December 31, 2020.  Excluded from the above tables at March 31, 2021 and December 31, 2020, are $566 thousand and $513 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

Collateral dependent commercial real estate loans, both owner-occupied and non-owner occupied are valued by independent external appraisals.  These external appraisals are prepared using the sales comparison approach and income approach valuation techniques.  Management makes subsequent unobservable adjustments to the collateral dependent loan appraisals.  Collateral dependent loans other than commercial real estate and other real estate owned are not considered material.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended March 31, 2021 and December 31, 2020:

March 31, 2021	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Collateral dependent loans
Commercial	$1,994	Sales Comparison	Adjustment for differences between comparable sales	(24.07%) - 21.19% (0.34%)
Residential	117	Sales comparison	Adjustment for differences between comparable sales	(40.00%) - 47.15% (17.77%)
Consumer	45	Sales comparison	Adjustment for differences between comparable sales	(10.39%) - 10.39% 0.00%

December 31, 2020	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial	$1,770	Sales comparison	Adjustment for differences between comparable sales	(24.01%) - 17.93% (0.48%)
Residential	82	Sales comparison	Adjustment for differences between comparable sales	(40.00%) - 47.15% (17.77%)
Consumer	36	Sales comparison	Adjustment for differences between comparable sales	(23.60%) - 23.60% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at March 31, 2021 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$326,385	$23,165	$303,220	$0	$326,385
Restricted stock	14,416	n/a	n/a	n/a	n/a
Loans held for sale	3,993	0	4,113	0	4,113
Loans, net	2,012,469	0	0	1,990,092	1,990,092
Accrued interest receivable	9,600	0	3,716	5,884	9,600
Financial liabilities
Deposits	2,833,054	2,267,188	451,042	0	2,718,230
Short-term borrowings	5,210	0	5,210	0	5,210
Long-term borrowings	74,473	0	73,730	0	73,730
Accrued interest payable	616	39	577	0	616

		Fair Value Measurements at December 31, 2020 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$254,621	$20,503	$234,118	$0	$254,621
Restricted stock	14,647	n/a	n/a	n/a	n/a
Loans held for sale	4,766	0	4,909	0	4,909
Loans, net	2,055,900	0	0	2,036,872	2,036,872
Accrued interest receivable	9,880	0	3,297	6,583	9,880
Financial liabilities
Deposits	2,610,878	2,097,732	487,105	0	2,606,872
Short-term borrowings	2,521	0	2,521	0	2,521
Long-term borrowings	76,385	0	77,189	0	77,189
Accrued interest payable	690	36	654	0	690

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

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows. The Company uses a third party firm that uses cash flow analysis and current market interest rates along with adjustments for credit, liquidity and option risk to conform to the ASU 2016-01 exit price requirement.  Loans in the tables above consist of impaired credits held for investment. In accordance with ASC 326, impairment was measured based on the fair value of collateral less estimated selling costs for collateral dependent loans or the cash flow method for noncollateral dependent loans. Fair value for collateral dependent impaired loans is based upon appraised values adjusted for trends observed in the market. A valuation allowance was recorded for the excess of the loan’s recorded investment over the amounts determined by the collateral value method. This valuation is a component of the allowance for credit losses. The Company considers these fair values level 3.

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

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of Maple Leaf in January 2020 and other past acquisitions totaled $45.8 million at March 31, 2021 and December 31, 2020.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting units is determined using a combination of a discounted cash flow method and a guideline public company method.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	March 31, 2021		December 31, 2020
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,399)	$7,210	$(6,318)
Non-compete contracts	430	(388)	430	(388)
Trade name	520	(330)	520	(320)
Core deposit intangible	6,979	(4,496)	6,979	(4,271)
Total	$15,139	$(11,613)	$15,139	$(11,297)

Aggregate amortization expense was $316 thousand for the three month period ended March 31, 2021 and $332 thousand for the three month period ended March 31, 2020.

Estimated amortization expense for each of the next five periods and thereafter:

2021 (9 months)	$948
2022	1,090
2023	617
2024	314
2025	253
Thereafter	304
Total	$3,526

Leases:

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of 5 months to 8.83 years, some of which include options to extend the lease for up to 10 years and some of which include options to terminate the leases within 5 months.

The right of use asset and lease liability were $4.6 and $4.8 million as of March 31, 2021 and $4.9 million and $5.0 million at March 31, 2020.  The right of use asset and lease liability were $4.8 million and $5.0 million at December 31, 2020.

Lease payments made for the three month period ended March 31, 2021 were $202 thousand, while lease payments made for the three month period ended March 31, 2020 were $195 thousand.  Interest expense and amortization expense on finance leases for the three month period ended March 31, 2021 was $36 thousand and $121 thousand.  Interest expense and amortization expense on finance leases for the three month period ended March 31, 2020 was $23 thousand and $107 thousand.  The weighted-average remaining lease term for all leases was 4.6 years as of March 31, 2021 and the weighted-average discount rate was 3.0%.

Maturities of lease liabilities are as follows as of March 31, 2021:

2021 (9 months)	$598
2022	624
2023	568
2024	398
2025	410
Thereafter	3,177
Total Payments	5,775
Less: Imputed Interest	(971)
Total	$4,804

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

Summary information about these interest-rate swaps at periods ended March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Notional amounts (In thousands)	$40,615	$41,315
Weighted average pay rate on interest-rate swaps	4.63%	4.63%
Weighted average receive rate on interest-rate swaps	2.31%	2.36%
Weighted average maturity (years)	4.5	4.3
Fair value of interest-rate swaps (In thousands)	$(2,721)	$(4,221)
Fair value of loan yield maintenance provisions (In thousands)	$2,721	$4,221

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month periods ended March 31, 2021 and 2020 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended March 31,
	2021	2020
Basic EPS
Net income (In thousands)	$14,556	$8,639
Weighted average shares outstanding	28,215,772	28,535,371
Basic earnings per share	$0.52	$0.30

Diluted EPS
Net income (In thousands)	$14,556	$8,639
Weighted average shares outstanding for basic earnings per share	28,215,772	28,535,371
Dilutive effect of restricted stock awards	120,367	174,632
Weighted average shares for diluted earnings per share	28,336,139	28,710,003
Diluted earnings per share	$0.51	$0.30

There were no restricted stock awards that were considered anti-dilutive for the three month periods ended March 31, 2021 and 2020.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of the Company’s executives with those of the Company’s shareholders.  There were 19,062 service time based share awards and 52,249 performance based share awards granted under the 2017 Plan during the three month period ended March 31, 2021, as shown in the table below.  The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2023.  As of March 31, 2021, 325,004 shares are still available to be awarded from the 2017 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $330 thousand for the three month period ended March 31, 2021.  Expense recognized was $337 thousand for the three month period ended March 31, 2020.  As of March 31, 2021, there was $1.9 million of total unrecognized compensation expense related to the nonvested shares granted under the Plans.  The remaining cost is expected to be recognized over 2.9 years.

The following is the activity under the Plans during the three month period ended March 31, 2021.

	Three Months Ended March 31, 2021
	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	67,765	$14.32	153,070	$14.46
Granted	19,062	14.36	52,249	14.09
Vested	(13,081)	14.34	(52,327)	14.34
Forfeited	(2,000)	13.55	0	0
Ending balance - non-vested shares	71,746	$14.35	152,992	$14.37

The 65,408 shares that vested during the three month period ended March 31, 2021 had a weighted average fair value of $14.34 per share.

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding (losses) on available-for-sale securities during the period	$(14,934)	$3,136	$(11,798)
Reclassification adjustment for (gains) included in net income (1)	(383)	81	(302)
Net other comprehensive (loss)	$(15,317)	$3,217	$(12,100)

	Three Months Ended March 31, 2020
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding (losses) on available-for-sale securities during the period	$(12,217)	$2,565	$(9,652)
Reclassification adjustment for (gains) included in net income (1)	(256)	54	(202)
Net other comprehensive (loss)	$(12,473)	$2,619	$(9,854)

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The new minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III) were phased in beginning January 1, 2015 and was fully implemented on January 1, 2019.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of March 31, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At March 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at March 31, 2021 and December 31, 2020:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Common equity tier 1 capital ratio
Consolidated	$289,485	13.49%	$96,555	4.5%	N/A	N/A
Bank	276,057	12.89%	96,391	4.5%	139,231	6.5%
Total risk based capital ratio
Consolidated	323,893	15.10%	171,653	8.0%	N/A	N/A
Bank	300,992	14.05%	171,362	8.0%	214,202	10.0%
Tier I risk based capital ratio
Consolidated	298,958	13.93%	128,740	6.0%	N/A	N/A
Bank	276,057	12.89%	128,521	6.0%	171,362	8.0%
Tier I leverage ratio
Consolidated	298,958	9.69%	123,442	4.0%	N/A	N/A
Bank	276,057	8.99%	122,858	4.0%	153,572	5.0%

December 31, 2020
Common equity tier 1 capital ratio
Consolidated	$279,864	13.22%	$95,211	4.5%	N/A	N/A
Bank	268,041	12.71%	94,903	4.5%	$137,083	6.5%
Total risk based capital ratio
Consolidated	311,413	14.72%	169,264	8.0%	N/A	N/A
Bank	290,185	13.76%	168,717	8.0%	210,897	10.0%
Tier I risk based capital ratio
Consolidated	289,269	13.67%	126,948	6.0%	N/A	N/A
Bank	268,041	12.71%	126,538	6.0%	168,717	8.0%
Tier I leverage ratio
Consolidated	289,269	9.77%	118,464	4.0%	N/A	N/A
Bank	268,041	9.10%	117,877	4.0%	147,346	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
March 31, 2021
Goodwill and other intangibles	$5,988	$46,871	$(3,558)	$49,301
Total assets	$15,668	$3,308,577	$279	$3,324,524

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2020
Goodwill and other intangibles	$6,046	$47,129	$(3,558)	$49,617
Total assets	$15,147	$3,055,628	$373	$3,071,148

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2021
Net interest income	$31	$25,290	$(54)	$25,267
Provision for credit losses	0	425	0	425
Service fees, security gains and other noninterest income	2,603	7,965	15	10,583
Noninterest expense	1,556	15,632	(218)	16,970
Amortization and depreciation expense	64	666	68	798
Income before taxes	1,014	16,532	111	17,657
Income taxes	212	2,947	(58)	3,101
Net income	$802	$13,585	$169	$14,556

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2020
Net interest income	$34	$22,352	$(84)	$22,302
Provision for credit losses	0	1,100	0	1,100
Service fees, security gains and other noninterest income	2,243	5,620	(148)	7,715
Noninterest expense	1,517	15,881	433	17,831
Amortization and depreciation expense	76	627	48	751
Income before taxes	684	10,364	(713)	10,335
Income taxes	144	1,759	(207)	1,696
Net income	$540	$8,605	$(506)	$8,639

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

There were no short-term Federal Home Loan Bank Advances at March 31, 2021 and December 31, 2020.   The Company had $4.9 million and $2.2 million in securities sold under repurchase agreements for the periods ended March 31, 2021 and December 31, 2020, respectively.  In addition, the Company had no Federal funds purchased and has a $350 thousand balance with one lending institution at March 31, 2021 and December 31, 2020.

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. Government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $5.1 million and $2.3 million at March 31, 2021 and December 31, 2020.

The following table provides a disaggregation of the obligation by the class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

(In Thousands of Dollars)	March 31, 2021	December 31, 2020
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$148	$42
State and political subdivisions	2,441	1,407
Mortgage-backed securities - residential	2,104	568
Collateralized mortgage obligations - residential	167	154
Total repurchase agreements	$4,860	$2,171

Management believes the risks associated with the agreements are minimal and, in the case of collateral decline, the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

Long-term borrowings:

There were $65.0 million in long-term Federal Home Loan Bank Advances at March 31, 2021 with a weighted average interest rate of 1.38%.  Long-term Federal Home Loan Bank Advances were $67.0 million at December 31, 2020.  In addition, the Company had two Trust Preferred Debentures with an outstanding balance of $9.5 million at March 31, 2021 and $9.4 million at December 31, 2020.  The final maturity of this Debt is December 31, 2036.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $610.1 million and $694.5 million at March 31, 2021 and December 31, 2020, respectively.  Based on this collateral, the Bank is eligible to borrow an additional $545.1 million at March 31, 2021.  Each advance is subject to a prepayment penalty if paid prior to its maturity date.

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

Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as updated in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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
•

the impact of recent changes in the regulatory landscape, capital markets, and the response to and management of the COVID-19 pandemic, including the provisions of additional economic stimulus from the federal government.

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

Overview

The Company’s results of operations for the quarter ended March 31, 2021 are discussed below.  However, the Company’s past results of operations may not reflect its future operating trends.  In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s business.  Regulatory actions in response to the COVID-19 pandemic have varied across jurisdictions and have included limited closure of nonessential businesses, affecting customers of the Company, although the Company as a financial institution has been considered an essential business.  The duration and extent of these regulatory measures is unknown.

The Company’s net income for the three months ended March 31, 2021 was $14.6 million, or $0.51 per diluted share, which compares to $8.6 million, or $0.30 per diluted share, for the three months ended March 31, 2020.  Net income excluding acquisition costs (non-GAAP) for the quarter ended March 31, 2021 was $14.6 million or $0.51 per share, compared to $9.7 million or $0.34 per share for the same quarter in 2020.  Annualized return on average assets and annualized return on average equity were 1.87% and 16.81%, respectively, for the three month period ending March 31, 2021, compared to 1.32% and 11.53% for the same three month period in 2020.  Farmers’ annualized return on average tangible equity (non-GAAP) was 19.30% for the quarter ended March 31, 2021 compared to 13.81% for the same quarter in 2020.

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

Farmers is offering special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic. The following table reports the number and amount of payment deferrals by loan type as of dates listed:

	June 30, 2020		September 30, 2020		December 31, 2020		March 31, 2021
	Outstanding Balance	Number of loans	Outstanding Balance	Number of loans	Outstanding Balance	Number of loans	Outstanding Balance	Number of loans
Commercial real estate	$43,954	44	$155	1	$19,027	6	$16,584	5
Commercial	8,515	69	0	0	1,424	2	0	0
Agricultural	8,340	22	469	2	0	0	0	0
Residential real estate	3,785	37	222	1	0	0	0	0
Consumer	1,858	100	2	1	2	1	0	0
Total	$66,452	272	$848	5	$20,453	9	$16,584	5

The Company offered three month deferrals upon request by the borrowers, beginning in the middle of March, 2020 and concluding at the end of the three month deferral period.  For those borrowers in industries that were greatly impacted by COVID-19, additional deferrals were considered and granted beyond the initial three month period.  The range of deferred months for subsequent requests were three to nine months.  The decline in deferred loans and balances was due to borrowers not requesting additional deferments and that most continued to pay under the original terms of their loan.

Farmers is also a preferred SBA lender and we dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the Paycheck Protection Program (PPP) under the CARES and HEROES acts, so they could obtain SBA approval and receive funding as quickly as possible.  During the initial 2020 period of the PPP program under CARES, the Company facilitated PPP assistance to 1,714 business customers totaling $199.8 million.  The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020.  The SBA has up to ninety days to review an application for PPP forgiveness and provide a decision at the end of that review.  Once forgiveness of the PPP loans has been communicated and payment is received from the SBA, the Company will record the cash received from the SBA, pay-off the loans based on the amount of forgiveness provided and accelerate the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that are forgiven.  During the period ended March 31, 2021, the Company had received life to date payments from the SBA for forgiveness of loans totaling $137.2 million, or approximately 68.7% of the first round of total PPP loans.  The Company has processed $75.1 million in new loans for the second round of PPP loan funding, under HEROES, during the quarter ended March 31, 2021.

Total loans were $2.04 billion at March 31, 2021 compared to $2.08 billion at December 31, 2020, representing an annualized growth rate of (1.96%).  Loans now comprise 69.5% of the Bank's first quarter average earning assets at March 31, 2021, compared to 78.6% for the same period in 2020.  The decrease in loans has resulted in a 0.3% decrease in tax equated loan interest income, including fees, in the first quarter of 2021 compared to the same quarter in 2020.  A summary of loans summarized by industries that have particular vulnerability to the effects of COVID-19 and their outstanding balance as a percentage of total loans is shown in the following table:

	Outstanding Balance	% of total loans
Restaurants and Catering Facilities	$44,412	2.18%
Hotels	41,767	2.05%
Golf Courses	7,233	0.35%
Energy	1,340	0.07%
Total	$94,752	4.65%

Non-performing assets to total assets remain at a low level, currently at 0.35%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $7.2 million, or 0.35% of total loans, at March 31, 2021.  Net charge-offs for the current quarter were $84 thousand, compared to $635 thousand in the same quarter in 2020 and net charge-offs as a percentage of average net loans outstanding is only 0.02% for the quarter ended March 31, 2021, compared to 0.13% in the same quarter in 2020.  Loan modifications due to COVID-19 could negatively impact these ratios.

The net interest margin for the three months ended March 31, 2021 was 3.58%, a 17 basis point decrease from the quarter ended March 31, 2020.  In comparing the first quarter of 2021 to the same period in 2020, asset yields decreased 72 basis points, while the cost of interest-bearing liabilities decreased 68 basis points.  Most of the decrease in the asset yields was the result of lower rates earned on loans, and taxable securities.  The cost of interest bearing liabilities decreased as the Federal Funds target rate was lowered to a target of 0-0.25% at the start of the COVID-19 pandemic in the United States.  Each of the major interest-bearing liability categories experienced cost decreases compared to one year ago.  The net interest margin for the quarter ended March 31, 2021 excluding interest and fees from PPP loans (non-GAAP) is 3.43%.  The net interest margin is also impacted by the additional accretion as a result of the discounted loan portfolios acquired in the previous mergers, which increased the net interest margin by 5 and 6 basis points for the quarters ended March 31, 2021 and 2020.

The Company made progress in its effort to increase noninterest income, which increased 34.47% to $10.6 million for the quarter ended March 31, 2021 compared to $7.9 million in the same quarter of 2020.  Gains on the sales of mortgage loans increased $1.8 million or 133.16%, as lower interest rates prompted an increase in mortgage loan refinancing and new home purchases.  Trust fees increased $379 thousand or 20.41%, insurance agency commissions increased $118 thousand or 13.36% and debit card interchange fees increased $233 thousand or 27.38%.  Those increases were offset by a $287 thousand or 26.21% decrease in deposit account service charge income due to a change in consumer behavior during the COVID-19 pandemic.

The Company has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the first quarter of 2021 decreased 5.17% to $17.8 million compared to $18.7 million in the same quarter in 2020, primarily as a result of decreases in merger related costs of $1.3 million or 99.1%, core processing charges of $234 thousand or 27.18% and salaries and employee benefits of $255 thousand or 2.49%, respectively.  These decreases were slightly offset by an increase in occupancy expenses of $475 thousand or 26.39%, $240 thousand or 29.41% in professional fees and $169 thousand or 7.63% in other operating expenses.  Annualized noninterest expenses excluding acquisition costs (non-GAAP) measured as a percentage of quarterly average assets improved from 2.65% in the first quarter of 2020 to 2.28% in the first quarter of 2021.

The efficiency ratio for the quarter ended March 31, 2021 decreased to 48.24% compared to 59.72% for the same quarter in 2020.  The increase in mortgage banking income and net interest income, accompanied with lower noninterest expenses were the main drivers of the improvement.

The Company’s return on average tangible equity (Non-GAAP) was 19.30% for the three month period ended March 31, 2021 compared to 13.81% for the same period in 2020.

Return on average tangible equity is a non-U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the tangible equity for the three month period ended March 31, 2021 and 2020, reconciliations are displayed in the tables below.

Results of Operations The following is a comparison of selected financial ratios and other results at or for the three month period ended March 31, 2021 and 2020:

	At or for the Three Months Ended March 31,
(In Thousands, except Per Share Data)	2021	2020
Total assets	$3,324,524	$2,668,388
Net income	$14,556	$8,639
Diluted earnings per share	$0.51	$0.30
Return on average assets (annualized)	1.87%	1.32%
Return on average equity (annualized)	16.81%	11.53%
Efficiency ratio (tax equivalent basis) (1)	48.24%	59.72%
Equity to asset ratio	10.45%	11.38%
Tangible common equity ratio (2)	9.10%	9.61%
Dividends to net income	21.35%	35.93%
Net loans to assets	60.53%	73.51%
Loans to deposits	71.92%	87.99%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of March 31, 2021 and 2020, reconciliations of tangible common equity (non-GAAP) to U.S. GAAP total common stockholders’ equity and tangible assets (non-GAAP) to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	March 31, 2021	December 31, 2020	March 31, 2020
Stockholders' equity	$347,355	$350,097	$303,736
Less goodwill and other intangibles	49,301	49,617	52,198
Tangible common equity	298,054	300,480	251,538
Average stockholders' equity	351,190	344,949	301,408
Less average goodwill and other intangibles	49,509	51,476	51,103
Average tangible common equity	$301,681	$293,473	$250,305

Reconciliation of Total Assets to Tangible Assets

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	March 31, 2021	December 31, 2020	March 31, 2020
Total assets	$3,324,524	$3,071,148	$2,668,388
Less goodwill and other intangibles	49,301	49,617	52,198
Tangible assets	$3,275,223	$3,021,531	$2,616,190
Average assets	3,155,695	3,033,005	2,641,597
Less average goodwill and other intangibles	49,509	51,476	51,103
Average tangible assets	$3,106,186	$2,981,529	$2,590,494

Reconciliation of Net Income, Excluding Acquisition Costs

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	March 31, 2021	December 31, 2020	March 31, 2020
Net Income	$14,556	$11,357	$8,639
Acquisition related costs - tax equated	9	1,431	1,063
Net Income - adjusted	$14,565	$12,788	$9,702
Diluted EPS excluding acquisition costs	$0.51	$0.45	$0.34

Reconciliation of Allowance for Credit Losses to Gross Loans, Excluding PPP Loans and Acquired Loans

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	March 31, 2021	December 31, 2020	March 31, 2020
Gross Loans	$2,037,404	$2,078,044	$1,976,582
PPP Loans	136,826	125,396	-
Loans less PPP	1,900,578	1,952,648	1,976,582
Allowance for Credit Losses to Gross Loans Excluding PPP (a)	1.31%	1.13%	0.76%
Acquired Loans	251,616	272,150	352,529
Loans less PPP and Acquired	$1,648,962	$1,680,498	$1,624,053
Allowance for Credit Losses to Gross Loans Excluding PPP and Acquired (a)	1.51%	1.32%	0.92%

(a)	CECL method used for the March 31, 2021 quarter. Prior periods used the incurred loss methodology.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$2,041,485	$23,900	4.75%	$1,927,468	$24,197	5.05%
Taxable securities (4)	329,903	1,719	2.11	220,374	1,547	2.82
Tax-exempt securities (4) (6)	282,044	2,613	3.76	231,213	2,243	3.90
Equity securities (2)	14,840	121	3.31	16,304	140	3.45
Federal funds sold and other	268,872	71	0.11	57,900	149	1.04
TOTAL EARNING ASSETS	2,937,144	28,424	3.92	2,453,259	28,276	4.64
NONEARNING ASSETS
Cash and due from banks	38,726			38,720
Premises and equipment	25,578			24,951
Allowance for credit losses	(25,336)			(16,218)
Unrealized gains (losses) on securities	24,498			15,585
Other assets (3)	155,085			125,300
TOTAL ASSETS	$3,155,695			$2,641,597

INTEREST-BEARING LIABILITIES
Time deposits	$440,452	$1,255	1.16%	$495,813	$2,442	1.98%
Brokered time deposits	32,000	46	0.58	105,493	483	1.83
Savings deposits	495,832	193	0.16	425,276	321	0.30
Demand deposits	1,083,597	732	0.27	690,705	1,393	0.81
Short term borrowings	2,808	4	0.58	62,476	320	2.06
Long term borrowings	76,007	293	1.56	100,230	456	1.83
TOTAL INTEREST-BEARING LIABILITIES	2,130,696	2,523	0.48	1,879,993	5,415	1.16

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	650,588			448,319
Other liabilities	23,221			11,877
Stockholders' equity	351,190			301,408
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,155,695			$2,641,597
Net interest income and interest rate spread		$25,901	3.44%		$22,861	3.48%
Net interest margin			3.58%			3.75%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $2.8 million and $1.0 million for 2021 and 2020, respectively, and is reduced by amortization of $687 thousand and $664 thousand for 2021 and 2020, respectively.

(6)

For 2021, adjustments of $95 thousand and $539 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2020, adjustments of $98 thousand and $461 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income.  Net interest income for the three month period ended March 31, 2021 was $25.3 million compared to $22.3 million for the same period in 2020.  On a tax equivalent basis net interest income was $25.9 million for the first quarter of 2021 compared to $22.9 million for the same period in 2020.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 17 basis points to 3.58% for the three months ended March 31, 2021, compared to 3.75% for the same three month period in the prior year.  In comparing the quarters ended March 31, 2021 and 2020, yields on earning assets decreased 72 basis points, while the cost of interest bearing liabilities decreased 68 basis points.  Excluding the amortization of premium on time deposits and the accretion of the loan portfolio discount, the net interest margin would have been 5 basis points lower for the quarter ended March 31, 2021.

Noninterest Income. Noninterest income increased 34.47% to $10.6 million for the quarter ended March 31, 2021 compared to $7.9 million in the same quarter of 2020.  Gains on the sales of mortgage loans increased $1.8 million or 133.16%, as lower interest rates prompted an increase in mortgage loan refinancing and new home purchases.  Trust fees increased $379 thousand or 20.41%, insurance agency commissions increased $118 thousand or 13.36% and debit card interchange fees increased $233 thousand or 27.38%.  Those increases were offset by a $287 thousand or 26.21% decrease in deposit account service charge income due to a change in consumer behavior during the COVID-19 pandemic.

Noninterest Expense.  Total noninterest expenses for the first quarter of 2021 decreased 5.17% to $17.8 million compared to $18.7 million in the same quarter in 2020, primarily as a result of decreases in merger related costs of $1.3 million or 99.1%, core processing charges of $234 thousand or 27.18% and salaries and employee benefits of $255 thousand or 2.49%, respectively.  These decreases were slightly offset by an increase in occupancy expenses of $475 thousand or 26.39%, $240 thousand or 29.41% in professional fees and $169 thousand or 7.63% in other operating expenses.  Annualized noninterest expenses excluding acquisition costs (non-GAAP) measured as a percentage of quarterly average assets improved from 2.65% in the first quarter of 2020 to 2.28% in the first quarter of 2021.

The Company’s tax equivalent efficiency ratio for the three month period ended March 31, 2021 was 48.24% compared to 59.72% for the same period in 2020.  The improvement in mortgage banking income and net interest income, accompanied with careful management of noninterest expenses were the main drivers of the improvement.

Income Taxes. Income tax expense totaled $3.1 million for the quarter ended March 31, 2021 and $1.7 million for the quarter ended March 31, 2020.  The effective tax rate for the three month period ended March 31, 2021 and 2020 was 17.56% and 16.41%, respectively.

Other Comprehensive Income.  For the quarter ended March 31, 2021, the change in net unrealized gains or losses on securities, net of reclassifications, resulted in an unrealized loss, net of tax, of $12.1 million, compared to $9.9 million for the same period in 2020.  The negative change in the fair value of securities for the three month period ended March 31, 2021 was the reason for the other comprehensive income decrease.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $71.8 million during the first three months of 2021 from $254.6 million to $326.4 million.  The increase in the cash balance is part of normal fluctuations on the Company’s $3.325 billion balance sheet.  The Company expects cash and cash equivalents to be reduced to December 31, 2020 levels over the next few months as cash is used for loan growth and security portfolio purchases.

Securities.  Securities available-for-sale increased by $227.3 million since December 31, 2020.  The Company intends to continue purchasing securities in order to utilize excess cash on hand.

Loans.  Gross loans decreased $40.6 million since December 31, 2020.  The decrease in loans has occurred across many of the major loan categories but especially the commercial real estate and residential real estate loan portfolios.  The decrease is mainly due to a slow lending environment and the high level of competition in the lending arena.

On a tax equated basis loan income decreased by $297 thousand compared to the same quarter in 2020.  The average tax equivalent interest rate on the loan portfolio was 4.75% for the three month period ended March 31, 2021 compared to 5.05% for the same period in 2020.

Allowance for Credit Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Nonperforming loans	$11,640	$13,835	$11,841	$12,225	$11,845
Nonperforming loans as a % of total loans	0.57%	0.67%	0.55%	0.57%	0.60%
Loans delinquent 30-89 days	$7,183	$9,297	$10,134	$10,336	$19,067
Loans delinquent 30-89 days as a % of total loans	0.35%	0.45%	0.47%	0.48%	0.97%
Allowance for credit losses (a)	$24,935	$22,144	$19,341	$16,960	$14,952
Allowance for credit losses as a % of loans (a)	1.22%	1.07%	0.90%	0.79%	0.76%
Allowance for credit losses as a % of non-acquired loans (a)	1.35%	1.22%	1.03%	0.92%	0.92%
Allowance for credit losses as a % of nonperforming loans (a)	214.22%	160.06%	163.34%	138.73%	126.23%
Annualized net charge-offs to average net loans outstanding	0.02%	0.04%	0.04%	0.08%	0.13%
Non-performing assets	$11,670	$13,835	$11,914	$12,266	$11,976
Non-performing assets as a % of total assets	0.35%	0.45%	0.40%	0.43%	0.45%
Net charge-offs for the quarter	$84	$197	$219	$392	$635
(a)	The allowance for credit losses under CECL method is used for the period ended March 31, 2021 while prior periods use the incurred loss methodology.

In accordance with the accounting relief provisions of CARES and subsequent provisions of HEROES, the Bank postponed the adoption of the current expected credit losses (“CECL”) accounting standard from January 1, 2020 to January 1, 2021.  The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures.  Results for reporting periods beginning after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded the onetime adjustment to equity in the amount of $1.9 million, net of tax which increased the allowance for credit losses $2.5 million.

For the three months ended March 31, 2021 and 2020, management recorded a $425 thousand and $1.1 million provision for credit losses.  This reduced provision is the result of the impact of the initial CECL entry recorded to equity on January 1, 2021 and the improved current economic environment when compared to last year.  The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL.  Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change. The allowance for credit losses as a percentage of the total loan portfolio was 1.22% at March 31, 2021 and 0.76% at March 31, 2020.  The loan portfolios acquired at fair market value from previous acquisitions were recorded at fair market value and without an associated allowance for credit loss.  When the acquired loans are excluded, the ratio of allowance for credit losses to total non-acquired loans is 1.35% at March 31, 2021 compared to 0.92% at March 31, 2020.  Early stage delinquencies, which are loans 30 - 89 days delinquent, as a percentage of total loans decreased from 0.97% at March 31, 2020 to 0.35% at March 31, 2021 and non-performing loans as a percentage of total loans decreased from 0.60% at March 31, 2020 to 0.57% at March 31, 2021.  The allowance for credit losses to non-performing loans increased from 126.23% at March 31, 2020 to 214.22% at March 31, 2021.  The amount of loans made to vulnerable industries (Restaurants, Hotels, Golf Courses and Energy) is less than 4.65% of our total loan portfolio.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at March 31, 2021 is adequate and reflects the new requirements of the newly adopted CECL standard.  The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $222.2 million from December 31, 2020 to March 31, 2021, for a balance of $2.8 billion.  Interest bearing accounts and brokered time deposits increased a combined $155.9 million, or 7.79%, during the first three months of 2021. The increase in interest bearing accounts is mostly due to an approximate increase of $113.8 million in public funds deposits.  Money market index accounts increased as customers moved funds out of certificates of deposit during the period.  The Company also believes a portion of the deposit growth is related to business customers depositing their PPP loan proceeds in their DDA (Demand Deposit Account).  The Company’s strategy is to maintain deposit balances.  At March 31, 2021, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 93.51% of total deposits.

Borrowings.  Total borrowing balances increased 1.00% from $78.9 million at December 31, 2020 to $79.7 million at March 31, 2021.   The use of brokered time deposits also had a positive impact on the overall cost of funds due to lower interest rates.  Short term borrowings increased by $2.7 million since December 31, 2020 and long term borrowings decreased $1.9 million during that same period ended March 31, 2021.

Capital Resources.  Total stockholders’ equity decreased $2.7 million, or 0.78%, during the three month period ended March 31, 2021.  The decrease in equity is due primarily to a decrease in other comprehensive income as a result of negative changes in the value of available for sale securities.  Shareholders received $0.11 per share in cash dividends in the first quarter of 2021.  Book value per share decreased from $12.42 per share at December 31, 2020 to $12.30 per share at March 31, 2021.  The Company’s tangible book value per share, which is a non-GAAP measure, also decreased, from $10.66 per share at December 31, 2020 to $10.56 per share at March 31, 2021.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  The Company must hold a capital conservation buffer of 2.5% above adequately capitalized risk-based capital ratios.  At March 31, 2021 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 13.49%, total risk-based capital ratio stood at 15.10%, and the Tier I risk-based capital ratio and Tier I leverage ratio were at 13.93% and 9.69%, respectively, at March 31, 2021.  The Company opted not to phase in, over 3 years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2021.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2021.

Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to adopt a simple leverage ratio to measure capital adequacy.  The community bank leverage ratio framework removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that opts into the framework.

The community bank leverage ratio framework was available for banking organizations to use in their March 31, 2020, Call Report.  The Company has not elected to use the new framework as of March 31, 2021.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements.  These policies relate to determining the adequacy of the allowance for credit losses, for both the investment and loan portfolios and if there is any impairment of goodwill or other intangible.  Additional information regarding these policies is included in the notes to the aforementioned 2020 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination), Note 4 (Loans), and the sections captioned “Loan Portfolio.”

Securities classified as AFS are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

The Company evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized costs basis (impairment) is due to credit-related factors or noncredit-related factors.  In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes.  Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income.  Both the ACL and the charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL.  The Company has recorded no ACL related to the investment portfolio as of March 31, 2021.

The ACL represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date.  The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL.  Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Prior to January 1, 2021, as described in further detail in the Company’s 2020 Annual Report on Form 10-K, the Company used an incurred loss impairment model.  This methodology assessed the overall appropriateness of the allowance for credit losses and included allocations for specifically identified impaired loans and loss factors for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors.  Impaired loans were individually assessed and measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent.  Loans that were determined not to be impaired were collectively evaluated for impairment, stratified by type and allocated loss ranges based on the Company’s actual historical loss ratios for each strata, and adjustments were also provided for certain environmental and other qualitative factors.

On January 1, 2021, the Company adopted CECL. This methodology also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan.  To develop the ACL estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements.  The Company uses the cohort and PD/LGD (Probability of Default/Loss Given Default) methodologies as described previously.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At March 31, 2021, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.2 million. The outstanding balance at March 31, 2021 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of March 31, 2021, the Bank had outstanding balances with the Federal Home Loan Bank of $65.0 million with additional borrowing capacity of approximately $545.1 million, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first three months of 2021, net cash used by investing activities amounted to $154.9 million, compared to $3.2 million provided by investing activities in the same period in 2020.  Loan originations and payments provided $43.0 million during the first three months of 2021, compared to the $15.6 million during the same period in 2020.  Purchases of securities available for sale used $241.3 million for the quarter ended March 31, 2021 compared to $25.2 million used during the first three months of 2020.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $219.7 million for the period ended March 31, 2021, compared to $3.3 million provided in financing activities for the same period in 2020.  Changes in deposits provided $222.2 million in the three month period ended March 31, 2021, compared to $54.1 million provided during the three month period ended March 31, 2020.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $456.3 million at March 31, 2021 and $425.5 million at December 31, 2020.  Additionally, the Company committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At March 31, 2021 the Company has invested the full $8 million in these funds.

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

The Company’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities.  Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company.  Additionally, the Company’s balance sheet is slightly asset sensitive and in the uncertain interest rate environment that exists today, the Company’s net interest margin could be under additional pressure should interest rates fall even further or continue to remain low in the near future.

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

Changes In Interest Rate (basis points)	March 31, 2021 Result	December 31, 2020 Result	ALCO Guidelines
Net Interest Income Change
+300	7.5%	-1.6%	-15%
+200	4.7%	-1.2%	-10%
+100	2.2%	0.2%	-5%
-100	-3.0%	-2.8%	-5%
Net Present Value Of Equity Change
+300	19.1%	8.9%	-20%
+200	14.8%	5.0%	-15%
+100	8.4%	27.8%	-10%
-100	-14.9%	-19.0%	-10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at March 31, 2021.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in the federal, state, or local tax laws may negatively impact our financial performance. On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the infrastructure plan. On April 28, 2021, President Biden announced additional significant proposals, including the American Families Plan, which are paid for largely by raising certain taxes.  Although the infrastructure plan remains in the early stages of the legislative process, it is expected to proceed in some form this year due to the

Democratic Party's slim majority in both houses of Congress. If adopted as proposed, the increase of the corporate tax rate would adversely affect our results of operations in future periods.

For additional discussion of risk factors related to the Company, refer to Part 1, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

On July 30, 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions.  This 2019 Repurchase Program superseded the Company’s prior share repurchase program initially approved in 2012 authorizing the purchase of up to 920,000 shares of common stock.  The 2019 Repurchase Program was suspended by the Company during 2020.

The following table summarizes the treasury stock activity under the program during the three month period ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				557,033
January 1-31	8,120	$14.21	8,120	548,913
February 1-28	0	0	0	548,913
March 1-31	0	0	0	548,913
Ending balance	8,120	14.21	8,120	548,913
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

3.3	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

10.1*	Farmers National Banc Corp. 2021 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (filed herewith).

10.2*	Farmers National Banc Corp. 2021 Form of Performance-based Equity Award under 2017 Equity Incentive Plan (filed herewith).

10.3*	Farmers National Banc Corp. 2021 Form of Service-based Restricted Stock Award under 2017 Equity Incentive Plan (filed herewith).

10.4*	Farmers National Banc Corp. 2021 Form of Performance-based Cash Award under 2017 Equity Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 6, 2021

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 6, 2021

/s/ Carl D. Culp
Carl D. Culp Senior Executive Vice President and Treasurer