Form 10-Q
period 2021-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2021-08-05
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2021
Common Stock, No Par Value	28,325,393 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$24,183	$20,503
Federal funds sold and other	125,174	234,118
TOTAL CASH AND CASH EQUIVALENTS	149,357	254,621
Securities available for sale	996,271	575,600
Equity securities	6,658	6,881
Loans held for sale	1,922	4,766
Loans	1,959,865	2,078,044
Less allowance for loan losses	24,806	22,144
NET LOANS	1,935,059	2,055,900
Premises and equipment, net	24,857	25,620
Goodwill	45,775	45,775
Other intangibles, net	3,210	3,842
Bank owned life insurance	51,906	51,322
Other assets	45,043	46,821
TOTAL ASSETS	$3,260,058	$3,071,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$663,640	$608,791
Interest-bearing	2,115,183	1,970,087
Brokered time deposits	0	32,000
TOTAL DEPOSITS	2,778,823	2,610,878
Short-term borrowings	3,828	2,521
Long-term borrowings	74,541	76,385
Other liabilities	35,958	31,267
TOTAL LIABILITIES	2,893,150	2,721,051
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares; issued 29,577,827 in 2021 and 2020	208,312	208,763
Retained earnings	160,042	138,073
Accumulated other comprehensive income	16,804	22,032
Treasury stock, at cost; 1,255,933 shares in 2021 and 1,387,655 in 2020	(18,250)	(18,771)
TOTAL STOCKHOLDERS' EQUITY	366,908	350,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,260,058	$3,071,148

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$23,577	$24,744	$47,382	$48,843
Taxable securities	2,511	1,278	4,230	2,825
Tax exempt securities	2,342	1,953	4,416	3,735
Dividends	121	137	242	277
Federal funds sold and other interest income	58	30	129	179
TOTAL INTEREST AND DIVIDEND INCOME	28,609	28,142	56,399	55,859
INTEREST EXPENSE
Deposits	1,829	3,860	4,055	8,499
Short-term borrowings	3	18	7	338
Long-term borrowings	287	343	580	799
TOTAL INTEREST EXPENSE	2,119	4,221	4,642	9,636
NET INTEREST INCOME	26,490	23,921	51,757	46,223
Provision for credit losses	50	2,400	475	3,500
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	26,440	21,521	51,282	42,723
NONINTEREST INCOME
Service charges on deposit accounts	790	753	1,598	1,848
Bank owned life insurance income	300	204	584	412
Trust fees	2,358	1,852	4,594	3,709
Insurance agency commissions	948	681	1,949	1,564
Security gains (losses), including fair value changes for equity securities	32	(26)	520	131
Retirement plan consulting fees	389	408	709	788
Investment commissions	523	304	1,027	727
Net gains on sale of loans	2,500	3,658	5,685	5,024
Debit card and EFT fees	1,226	967	2,310	1,818
Other operating income	806	335	1,479	985
TOTAL NONINTEREST INCOME	9,872	9,136	20,455	17,006
NONINTEREST EXPENSES
Salaries and employee benefits	9,866	9,713	19,842	19,944
Occupancy and equipment	1,890	1,675	4,165	3,475
State and local taxes	551	583	1,105	1,047
Professional fees	830	823	1,886	1,639
Merger related costs	104	48	116	1,367
Advertising	196	322	456	593
FDIC insurance	120	225	290	450
Intangible amortization	316	331	632	663
Core processing charges	831	934	1,458	1,795
Telephone and data	139	348	277	551
Other operating expenses	2,591	2,738	4,975	4,953
TOTAL NONINTEREST EXPENSES	17,434	17,740	35,202	36,477
INCOME BEFORE INCOME TAXES	18,878	12,917	36,535	23,252
INCOME TAXES	3,303	1,906	6,404	3,602
NET INCOME	$15,575	$11,011	$30,131	$19,650
EARNINGS PER SHARE - basic	$0.55	$0.39	$1.07	$0.69
EARNINGS PER SHARE - fully diluted	$0.55	$0.39	$1.06	$0.69

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
NET INCOME	$15,575	$11,011	$30,131	$19,650
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	8,698	25,411	(6,236)	13,194
Reclassification adjustment for (gains) realized in income	(1)	(14)	(384)	(270)
Net unrealized holding gains (losses)	8,697	25,397	(6,620)	12,924
Income tax effect	(1,825)	(5,333)	1,392	(2,714)
Other comprehensive income (loss), net of tax	6,872	20,064	(5,228)	10,210
TOTAL COMPREHENSIVE INCOME	$22,447	$31,075	$24,903	$29,860

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	June 30, 2021	June 30, 2020
COMMON STOCK
Beginning balance	$208,199	$209,214
Issued 16,457 treasury shares in 2021 and 52,469 treasury shares in 2020 under the Long Term Incentive Plan	(144)	(1,173)
Stock compensation expense for unvested shares	257	349
Ending balance	208,312	208,390

RETAINED EARNINGS
Beginning balance	147,583	114,351
Net income	15,575	11,011
Dividends paid at $0.11 per share in 2021 and 2020	(3,116)	(3,301)
Ending balance	160,042	122,061

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	9,932	(28)
Other comprehensive income	6,872	20,064
Ending balance	16,804	20,036

TREASURY STOCK, AT COST
Beginning balance	(18,359)	(19,940)
Issued 18,500 shares in 2021 and 85,389 shares in 2020 under the Long Term Incentive Plan	144	1,173
Retained 2,043 shares in 2021 and 32,920 shares in 2020 to cover tax withholdings under the Long Term Incentive Plan	(35)	(368)
Ending balance	(18,250)	(19,135)
TOTAL STOCKHOLDERS' EQUITY	$366,908	$331,352

	(In Thousands of Dollars)
	For the Six Months Ended
(Unaudited)	June 30, 2021	June 30, 2020
COMMON STOCK
Beginning balance	$208,763	$186,345
Issued 72,077 treasury shares in 2021 and 53,803 treasury shares in 2020 under the Long Term Incentive Plan	(1,038)	(1,195)
Issued 1,398,229 shares in 2020 as part of a business combination	0	22,554
Stock compensation expense for unvested shares	587	686
Ending balance	208,312	208,390

RETAINED EARNINGS
Beginning balance	138,073	108,851
Net income	30,131	19,650
Cumulative impact of ASU 2016-13 adoption (CECL)	(1,936)	0
Dividends paid at $0.22 per share in 2021 and 2020	(6,226)	(6,440)
Ending balance	160,042	122,061

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	22,032	9,826
Other comprehensive income (loss)	(5,228)	10,210
Ending balance	16,804	20,036

TREASURY STOCK, AT COST
Beginning balance	(18,771)	(5,713)
Purchased 8,120 shares in 2021 and 942,967 shares in 2020	(116)	(14,238)
Issued 102,603 shares in 2021 and 87,389 shares in 2020 under the Long Term Incentive Plan	1,038	1,195
Retained 30,526 shares in 2021 and 33,586 shares in 2020 to cover tax withholdings under the Long Term Incentive Plan	(401)	(379)
Ending balance	(18,250)	(19,135)
TOTAL STOCKHOLDERS' EQUITY	$366,908	$331,352

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Six Months Ended
(Unaudited)	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,131	$19,650
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	475	3,500
Depreciation and amortization	1,601	1,541
Net amortization of securities	1,357	1,162
Available for sale security gain	(384)	(270)
Realized (gains) losses on equity securities	(136)	139
Loss on premises and equipment sales and disposals, net	52	77
Stock compensation expense	587	686
Loss on adjustment of other real estate owned	0	4
Earnings on bank owned life insurance	(584)	(412)
Origination of loans held for sale	(136,122)	(116,360)
Proceeds from loans held for sale	144,651	120,589
Net gains on sale of loans	(5,685)	(5,024)
Net change in other assets and liabilities	(12,496)	(6,214)
NET CASH FROM OPERATING ACTIVITIES	23,447	19,068
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	32,286	20,314
Proceeds from sales of securities available for sale	26,990	15,372
Purchases of securities available for sale	(469,254)	(37,411)
Proceeds from sales of equity securities	30	37
Purchase of equity securities	(638)	(761)
Proceeds from redemption of restricted stock	754	3,964
Purchase of restricted stock	(22)	(1,825)
Loan originations and payments, net	120,336	(151,849)
Proceeds from sale of other real estate owned	0	126
Proceeds from land and building sales	0	502
Additions to premises and equipment	(122)	(2,891)
Net cash paid in business combinations	0	(8,136)
NET CASH FROM INVESTING ACTIVITIES	(289,640)	(162,558)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	167,945	247,270
Net change in short-term borrowings	1,307	(48,668)
Repayment of long-term borrowings	(1,980)	(1,476)
Cash dividends paid	(6,227)	(6,204)
Repurchase of common shares	(116)	(14,238)
NET CASH FROM FINANCING ACTIVITIES	160,929	176,684
NET CHANGE IN CASH AND CASH EQUIVALENTS	(105,264)	33,194
Beginning cash and cash equivalents	254,621	70,760
Ending cash and cash equivalents	$149,357	$103,954
Supplemental cash flow information:
Interest paid	$4,842	$9,877
Supplemental noncash disclosures:
Transfer of loans to other real estate	$30	$41
Security purchases not settled	$17,317	$1,520
Issuance of stock awards	$1,038	$1,195
Issuance of stock for business combinations	$0	$22,554

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of June 30, 2021.  Outstanding shares at June 30, 2021 were 28,321,894.

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

The Company evaluates AFS securities that are in an unrealized loss position on a quarterly basis to determine whether the decline in fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors.  In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes.  Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income.  Both the ACL and the charge to net income may be reversed if conditions change.  However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL.  The Company has recorded no ACL related to the investment portfolio as of June 30, 2021.

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

On January 1, 2021, the Company adopted the current expected credit loss model (“CECL”).  This methodology for calculating the allowance for credit losses considers the possibility of loss over the life of the loan.  It also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan.  To develop the ACL estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements.  The Company uses the cohort (“cohort”) and the probability of default/loss given default (“PD/LGD”) methodologies as described in the Credit Quality Indicators section of the loan footnote. Under ASC 326, if a loan does not share similar risk characteristics with loans in that pool, expected credit losses for that loan are evaluated individually.  The Bank has established specific thresholds for the loan portfolio that trigger when loans need to be evaluated individually.

Risks and Uncertainties:

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  In addition, it has caused disruptions in the economy and has disrupted banking and other financial activity in the areas in which the Company operates, including but not limited to the current interest rate environment, borrower and counterparty credit quality and market volatility.  While there has been no material impact to the Company’s business continuity or financial condition, the possibility of future challenges relating to COVID-19 remains.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout.  Most notably, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) and the Health and Economic Recovery Omnibus Emergency Solutions Act (“HEROES”), both signed into law during 2020, and the American Rescue Plan Act were multi trillion dollar legislative packages, and the American Rescue Plan Act signed into law on March 11, 2021, was a $1.9 trillion COVID-19 relief bill.  The goal of these acts was to provide economic stability during the pandemic through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.  The packages also included extensive emergency funding for hospitals and providers. The American Rescue Plan continued these measures by funding increases in vaccine distribution, additional cash payments to millions of Americans, extended unemployment benefits, and support for caregiving, nutrition programs, health care and pensions.  In addition to the general impact of COVID-19, certain provisions of these legislative acts, as well as other recent legislative and regulatory relief efforts, have had a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19, and any new variants, continues for an extended period or is ultimately unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.  While it is not possible to know the full universe or extent that the impact of COVID-19 will have on the Company’s operations, the Company will disclose potentially material items of which it becomes aware.

Financial position and results of operations:

A majority of the Company’s fee income declined and could be reduced further due to lingering COVID-19 affects.  In keeping with guidance from regulators, the Company worked with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees.  From the beginning of the pandemic in 2020 through the quarter ended June 30, 2021, the Company has waived $780 thousand in fees.  The Company recognizes that the breadth of the economic impact is likely to continue impacting its fee income in future periods.

The Company’s interest income improved slightly in the quarter ended June 30, 2021 compared to the same period in 2020 and yet the net interest margin decreased by 20 basis points.  The margin could be reduced further due to COVID-19 and the continued low interest rate environment.  In keeping with guidance from regulators, the Company worked with COVID-19 affected borrowers to defer their payments.  Currently the Bank has two loans remaining that are deferring their loan payments.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

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

Business Combinations:

On June 22, 2021, the Company entered into an agreement and plan of merger with Cortland Bancorp Inc. (“Cortland”), the parent company of Cortland Savings and Banking Company (“Cortland Bank”).  Cortland Bank will merge with and into Farmers Bank.  Farmers Bank will be the surviving bank in the Bank Merger.  Pursuant to the terms of the Merger Agreement each shareholder of Cortland may elect to receive either $28.00 per share in cash or 1.75 shares of the Company’s common stock, subject to an overall limitation of 75% of the shares being exchanged for the Company’s shares and 25% for cash.  This transaction is subject to receipt of Cortland shareholder approval and customary regulatory approvals and is expected to close during the fourth quarter of 2021.

As of June 30, 2021, Cortland had total assets of $793.0 million, which included gross loans of $492.0 million, deposits of $677.6 million and equity of $83.2 million.  Cortland Bank has branches located in Trumbull, Mahoning, Portage, Summit and Cuyahoga Counties in Ohio.

On January 7, 2020, the Company completed the acquisition of Maple Leaf Financial, Inc. (“Maple Leaf”), the parent company of Geauga Savings Bank, with branches located in Cuyahoga and Geauga Counties in Ohio.  The Company expects the acquisition to increase synergies and cost savings resulting from the combination of the two companies.  The transaction involved both cash and 1,398,229 shares of stock totaling $43.0 million.  Pursuant to the terms of the Merger Agreement, common shareholders of Maple Leaf had the right to receive $640.00 in cash or 45.5948 common shares, without par value, of the Company.  Holders of outstanding and unexercised warrants to purchase Maple Leaf Common Shares received an amount in cash equal to the excess of $640.00 over $370.00, the exercise price of such warrants.

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

(In thousands of dollars except per share results)	For Six Months Ended June 30, 2020
Net interest income	$46,403
Net income	$19,670
Basic earnings per share	$0.69
Diluted earnings per share	$0.69

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at June 30, 2021 and December 31, 2020 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
June 30, 2021
U.S. Treasury and U.S. government sponsored entities	$17,335	$65	$(318)	$17,082
State and political subdivisions	479,933	22,539	(951)	501,521
Corporate bonds	3,909	86	(17)	3,978
Mortgage-backed securities - residential	455,303	3,236	(3,896)	454,643
Collateralized mortgage obligations - residential	13,795	381	(4)	14,172
Small Business Administration	4,727	148	0	4,875
Totals	$975,002	$26,455	$(5,186)	$996,271

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2020
U.S. Treasury and U.S. government sponsored entities	$11,798	$101	$(54)	$11,845
State and political subdivisions	344,160	22,350	(204)	366,306
Corporate bonds	3,582	132	(2)	3,712
Mortgage-backed securities - residential	157,106	4,919	(243)	161,782
Collateralized mortgage obligations - residential	25,654	742	(3)	26,393
Small Business Administration	5,411	151	0	5,562
Totals	$547,711	$28,395	$(506)	$575,600

Proceeds from the sale of portfolio securities were $800 thousand and $27.0 million during the three and six month periods ended June 30, 2021, respectively.  Gross gains of $499 thousand and $905 thousand along with gross losses of $491 and $521 thousand were realized on these sales during the three and six month periods ended June 30, 2021.  $24 thousand and $136 thousand of realized gains, for equity securities, were recognized in the income statement during the three and six month periods as of June 30, 2021, respectively.

Proceeds from the sale of portfolio securities were $300 thousand during the three month and $15.4 million during the six month periods ended June 30, 2020.  Gross gains were $26 thousand and $282 thousand for the three and six month periods ended June 30, 2020, respectively.  There were also gross losses of $12 thousand for both the three and six month periods ended June 30, 2020. $40 thousand and $139 thousand of realized losses, related to equity securities, were recognized in income during the three and six month periods ended June 30, 2020, respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2021
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$3,665	$3,707
One to five years	7,665	8,205
Five to ten years	46,561	48,034
Beyond ten years	443,286	462,635
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	473,825	473,690
Total	$975,002	$996,271

The following table summarizes the available for sale investment securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
June 30, 2021

U.S. Treasury and U.S. government sponsored entities	$13,876	$(318)	$0	$0	$13,876	$(318)
State and political subdivisions	65,009	(951)	0	0	65,009	(951)
Corporate bonds	838	(17)	0	0	838	(17)
Mortgage-backed securities - residential	255,143	(3,896)	0	0	255,143	(3,896)
Collateralized mortgage obligations - residential	0	0	262	(4)	262	(4)
Total	$334,866	$(5,182)	$262	$(4)	$335,128	$(5,186)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2020

U.S. Treasury and U.S. government sponsored entities	$8,153	$(54)	$0	$0	$8,153	$(54)
State and political subdivisions	19,205	(204)	0	0	19,205	(204)
Corporate bonds	198	(2)	0	0	198	(2)
Mortgage-backed securities - residential	63,401	(243)	0	0	63,401	(243)
Collateralized mortgage obligations - residential	294	(3)	0	0	294	(3)
Total	$91,251	$(506)	$0	$0	$91,251	$(506)

Allowance for Credit Losses

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

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow analysis using the effective interest rate as of the security’s purchase date.  As of June 30, 2021, the Company’s security portfolio consisted of 697 securities, 134 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of state and political subdivisions and mortgage-backed securities.  The Company does not consider its AFS securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.  As of June 30, 2021 the Company has not recorded an allowance for credit losses on AFS securities.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2021	December 31, 2020
Originated loans:
Commercial real estate
Owner occupied	$215,016	$215,187
Non-owner occupied	315,823	309,777
Farmland	150,703	156,277
Other	73,885	78,140
Commercial
Commercial and industrial	337,541	385,831
Agricultural	45,743	44,922
Residential real estate
1-4 family residential	309,434	324,723
Home equity lines of credit	91,842	92,968
Consumer
Indirect	156,765	164,620
Direct	20,188	23,348
Other	9,171	9,868
Total originated loans	$1,726,111	$1,805,661
Acquired loans:
Commercial real estate
Owner occupied	$42,890	$45,101
Non-owner occupied	46,084	52,863
Farmland	22,900	26,080
Other	11,111	12,868
Commercial
Commercial and industrial	13,720	18,662
Agricultural	4,080	4,850
Residential real estate
1-4 family residential	73,752	89,118
Home equity lines of credit	15,312	17,383
Consumer
Direct	3,857	5,128
Other	84	97
Total acquired loans	$233,790	$272,150
Net Deferred loan (fees) costs	(36)	233
Allowance for loan losses	(24,806)	(22,144)
Net loans	$1,935,059	$2,055,900

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six month periods ended June 30, 2021 and the activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2020:

Three Months Ended June 30, 2021

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$8,844	$5,450	$3,961	$6,680	$24,935
Provision for credit losses	3,435	(988)	247	(2,644)	50
Loans charged off	(20)	(38)	(99)	(345)	(502)
Recoveries	31	176	21	95	323
Total ending allowance balance	$12,290	$4,600	$4,130	$3,786	$24,806

Six Months Ended June 30, 2021

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$10,824	$5,073	$3,643	$2,604	$22,144
Impact of CECL adoption	(2,076)	429	237	3,860	2,450
Provision for credit losses	3,531	(1,013)	336	(2,379)	475
Loans charged off	(20)	(72)	(166)	(528)	(786)
Recoveries	31	183	80	229	523
Total ending allowance balance	$12,290	$4,600	$4,130	$3,786	$24,806

Three Months Ended June 30, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$6,637	$2,651	$2,945	$2,719	$14,952
Provision for credit losses	1,429	685	67	219	2,400
Loans charged off	(97)	(49)	(34)	(344)	(524)
Recoveries	3	6	13	110	132
Total ending allowance balance	$7,972	$3,293	$2,991	$2,704	$16,960

Six Months Ended June 30, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$6,156	$2,447	$3,029	$2,855	$14,487
Provision for credit losses	1,909	1,086	76	429	3,500
Loans charged off	(97)	(247)	(142)	(787)	(1,273)
Recoveries	4	7	28	207	246
Total ending allowance balance	$7,972	$3,293	$2,991	$2,704	$16,960

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$326	$0	$0	$335
Farmland	0	0	0	0
Commercial
Commercial and industrial	5,620	0	3,312	22
Agricultural	187	0	205	0
Residential real estate
1-4 family residential	852	185	866	223
Home equity lines of credit	568	74	603	0
Consumer
Indirect	382	106	648	64
Direct	184	31	157	111
Other	0	9	1	5
Total originated loans	$8,119	$405	$5,792	$760
Acquired loans:
Commercial real estate
Owner occupied	$159	$0	$27	$0
Non-owner occupied	361	0	362	0
Farmland	281	0	471	95
Other	0	0	0	0
Commercial
Commercial and industrial	549	0	477	0
Agricultural	1	0	4	0
Residential real estate
1-4 family residential	3,631	154	4,128	1,469
Home equity lines of credit	172	0	186	0
Consumer
Direct	40	1	58	6
Total acquired loans	$5,194	$155	$5,713	$1,570
Total loans	$13,313	$560	$11,505	$2,330

The following tables present the aging of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020 by class of loans.  Note that loans on a current modification to defer payments under the CARES Act are included in loans not past due.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2021
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$326	$326	$214,320	$214,646
Non-owner occupied	0	0	0	0	315,272	315,272
Farmland	0	0	0	0	150,452	150,452
Other	0	0	0	0	73,641	73,641
Commercial
Commercial and industrial	87	33	5,620	5,740	328,279	334,019
Agricultural	95	0	187	282	45,635	45,917
Residential real estate
1-4 family residential	1,929	132	1,037	3,098	305,435	308,533
Home equity lines of credit	169	0	642	811	91,040	91,851
Consumer
Indirect	782	127	488	1,397	160,898	162,295
Direct	177	147	215	539	19,755	20,294
Other	10	18	9	37	9,133	9,170
Total originated loans:	$3,249	$457	$8,524	$12,230	$1,713,860	$1,726,090
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$159	$159	$42,724	$42,883
Non-owner occupied	406	0	361	767	45,308	46,075
Farmland	0	95	281	376	22,525	22,901
Other	0	0	0	0	11,111	11,111
Commercial
Commercial and industrial	0	0	549	549	13,170	13,719
Agricultural	13	0	1	14	4,067	4,081
Residential real estate
1-4 family residential	2,879	218	3,785	6,882	66,870	73,752
Home equity lines of credit	70	0	172	242	15,070	15,312
Consumer
Direct	217	2	41	260	3,597	3,857
Other	0	0	0	0	84	84
Total acquired loans	$3,585	$315	$5,349	$9,249	$224,526	$233,775
Total loans	$6,834	$772	$13,873	$21,479	$1,938,386	$1,959,865

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2020
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$335	$335	$214,460	$214,795
Non-owner occupied	0	0	0	0	309,216	309,216
Farmland	0	0	0	0	156,053	156,053
Other	261	0	0	261	77,725	77,986
Commercial
Commercial and industrial	356	61	3,334	3,751	378,594	382,345
Agricultural	45	255	205	505	44,555	45,060
Residential real estate
1-4 family residential	1,668	974	1,089	3,731	320,129	323,860
Home equity lines of credit	419	0	603	1,022	91,957	92,979
Consumer
Indirect	1,046	285	712	2,043	168,245	170,288
Direct	284	120	268	672	22,789	23,461
Other	24	22	6	52	9,816	9,868
Total originated loans	$4,103	$1,717	$6,552	$12,372	$1,793,539	$1,805,911
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$27	$27	$45,072	$45,099
Non-owner occupied	197	0	362	559	52,295	52,854
Farmland	0	0	566	566	25,513	26,079
Other	0	0	0	0	12,868	12,868
Commercial
Commercial and industrial	19	390	477	886	17,772	18,658
Agricultural	4	0	4	8	4,841	4,849
Residential real estate
1-4 family residential	1,954	821	5,597	8,372	80,745	89,117
Home equity lines of credit	23	0	186	209	17,175	17,384
Consumer
Direct	20	49	64	133	4,995	5,128
Other	0	0	0	0	97	97
Total acquired loans	$2,217	$1,260	$7,283	$10,760	$261,373	$272,133
Total loans	$6,320	$2,977	$13,835	$23,132	$2,054,912	$2,078,044

Troubled Debt Restructurings

Total troubled debt restructurings were $4.0 million and $4.1 million at June 30, 2021 and December 31, 2020.  The Company has allocated $88 thousand and $81 thousand of specific reserves to loans whose terms have been modified in troubled debt restructurings at June 30, 2021 and December 31, 2020, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at June 30, 2021 and at December 31, 2020.

During the three and six month periods ended June 30, 2021 and 2020, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal, interest and/or escrow; or a legal concession.  During the three month period ended June 30, 2021, the terms of such loans included an extension of the maturity date in the range of 120 to 361 months.  During the same three month period in 2020, the terms of such loans included a reduction of the stated interest rate of the loan of 2.25% and an extension of the maturity date of 183 months.  During the six month period ended June 30, 2021, the terms of such loans included a reduction of the stated interest rate of the loan of 4.075% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 22 days to 361 months.  During the same six month period in 2020, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 1.00% and 2.25% and an extensions of the maturity dates in the range of 168 to 183 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2021 and 2020:

		Pre- Modification	Post- Modification
Three Months Ended June 30, 2021	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	1	$25	$25
Home equity lines of credit	2	59	59
Consumer
Indirect	1	4	4
Total originated loans	4	$88	$88
Acquired loans:
Residential real estate
1-4 family residential	2	$117	$83
Home equity lines of credit	1	8	8
Consumer
Direct	2	6	6
Total acquired loans	5	$131	$97
Total loans	9	$219	$185

		Pre- Modification	Post- Modification
Six Months Ended June 30, 2021	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	4	$22	$22
Residential real estate
1-4 family residential	1	25	25
Home equity lines of credit	3	90	90
Consumer
Indirect	7	91	91
Total originated loans	15	$228	$228
Acquired loans:
1-4 family residential	3	$186	$156
Home equity lines of credit	1	8	8
Consumer
Direct	2	6	6
Total acquired loans	6	$200	$170
Total loans	21	$428	$398

		Pre- Modification	Post- Modification
Three Months Ended June 30, 2020	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Residential real estate
1-4 family residential	1	$36	$36
Consumer
Indirect	7	60	60
Total originated loans	8	$96	$96
Acquired loans:
Residential real estate
1-4 family residential	1	12	12
Total acquired loans	1	$12	$12
Total loans	9	$108	$108

		Pre- Modification	Post- Modification
Six Months Ended June 30, 2020	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$21	$21
Residential real estate
1-4 family residential	6	245	246
Home equity lines of credit	4	100	102
Consumer
Indirect	17	121	121
Other	1	15	15
Total originated loans	29	$502	$505
Acquired loans:
Residential real estate
1-4 family residential	2	80	80
Total acquired loans	2	$80	$80
Total loans	31	$582	$585

There were $106 thousand and $126 thousand in charge offs and a $105 thousand and $125 thousand increase to the provision for loan losses during the three and six month periods ended June 30, 2021, respectively, as a result of outstanding troubled debt restructurings.  There were $34 thousand and $39 thousand in charge offs during the three and six month periods ended June 30, 2020, respectively. There was a $32 thousand and a $37 thousand increase to the provision during the three and six month period ended June 30, 2020, respectively, as a result of troubled debt restructurings.

There were two commercial loans, one residential loan, and one indirect loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and six month period ended June 30, 2021.  There were two commercial loans past due at June 30, 2021.  There was no provision recorded as a result of the defaults during 2021.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were two commercial farmland loans and one commercial loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and six month periods ended June 30, 2020.  There was no provision recorded as a result of the defaults during 2020.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Farmers offered special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic.  The following table reports the number and amount of payment deferrals by loan type as of dates listed:

	June 30, 2021		December 31, 2020		June 30, 2020
	Outstanding Balance	Number of loans	Outstanding Balance	Number of loans	Outstanding Balance	Number of loans
Commercial real estate	$8,716	2	$19,027	6	$43,954	44
Commercial	0	0	1,424	2	8,515	69
Agricultural	0	0	0	0	8,340	22
Residential real estate	0	0	0	0	3,785	37
Consumer	0	0	2	1	1,858	100
Total	$8,716	2	$20,453	9	$66,452	272

The Company offered three month deferrals upon request by the borrowers. For those borrowers in industries that were greatly impacted by COVID-19, additional deferrals were considered and granted beyond the initial three month period. The range of deferred months for subsequent requests were three to twelve months. The decline in deferred loans and balances was due to borrowers not requesting additional deferments and most continued to pay under the original terms of their loan.

Farmers is also a preferred SBA lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, so they could obtain SBA approval and receive funding as quickly as possible. During the period of the PPP program, the Company facilitated PPP assistance to 1,714 business customers totaling $199.8 million.  The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020.  The SBA has up to ninety days to review an application for PPP forgiveness and provide a decision at the end of that review.  Once forgiveness of the PPP loan has been communicated and payment is received from the SBA, the Company will record the cash received from the SBA, pay-off the loans based on the amount of forgiveness provided and accelerate the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that are forgiven.  During the period ended June 30, 2021, the Company has received life to date payments from the SBA for forgiveness of loans totaling $181.6 million, or approximately 90.8% of the PPP loans originated in 2020. The Company has processed $83.9 million in new loans for PPP loan funding during the six month period ended June 30, 2021. The Company has also received payments from the SBA for forgiveness of loans totaling $5.2 million, or approximately 6.2%, of PPP loans originated in 2021.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships.  For relationships over $1 million, management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt.  Management also affirms the risk ratings for the loans in their respective portfolios on an annual basis.  The Company uses the following definitions for risk ratings:

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

As of June 30, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
June 30, 2021
Originated loans:
Commercial real estate
Owner occupied	$207,222	$6,131	$1,293	$214,646
Non-owner occupied	296,976	11,114	7,182	315,272
Farmland	147,653	2,441	358	150,452
Other	73,493	0	148	73,641
Commercial
Commercial and industrial	323,897	2,374	7,748	334,019
Agricultural	45,378	306	233	45,917
Total originated loans	$1,094,619	$22,366	$16,962	$1,133,947
Acquired loans:
Commercial real estate
Owner occupied	$41,819	$76	$988	$42,883
Non-owner occupied	39,248	3,548	3,279	46,075
Farmland	21,765	100	1,036	22,901
Other	10,324	787	0	11,111
Commercial
Commercial and industrial	12,731	0	988	13,719
Agricultural	3,794	269	18	4,081
Total acquired loans	$129,681	$4,780	$6,309	$140,770
Total loans	$1,224,300	$27,146	$23,271	$1,274,717

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2020
Originated loans:
Commercial real estate
Owner occupied	$208,289	$5,121	$1,385	$214,795
Non-owner occupied	290,773	11,240	7,203	309,216
Farmland	153,225	2,464	364	156,053
Other	77,432	387	167	77,986
Commercial
Commercial and industrial	372,083	1,522	8,740	382,345
Agricultural	44,527	320	213	45,060
Total originated loans	$1,146,329	$21,054	$18,072	$1,185,455
Acquired loans:
Commercial real estate
Owner occupied	$44,031	$87	$981	$45,099
Non-owner occupied	50,053	49	2,752	52,854
Farmland	24,637	100	1,342	26,079
Other	12,868	0	0	12,868
Commercial
Commercial and industrial	16,246	0	2,412	18,658
Agricultural	4,481	303	65	4,849
Total acquired loans	$152,316	$539	$7,552	$160,407
Total loans	$1,298,645	$21,593	$25,624	$1,345,862

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses.  For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at June 30, 2021, other real estate owned and foreclosure properties were $30 thousand and $430 thousand, respectively.  At December 31, 2020, other real estate owned and foreclosure properties were $0 and $699 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2021 and December 31, 2020.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
June 30, 2021
Originated loans:
Performing	$307,496	$91,209	$161,807	$20,079	$9,161
Nonperforming	1,037	642	488	215	9
Total originated loans	$308,533	$91,851	$162,295	$20,294	$9,170
Acquired loans:
Performing	$69,967	$15,140	$0	$3,816	$84
Nonperforming	3,785	172	0	41	0
Total acquired loans	73,752	15,312	0	3,857	84
Total loans	$382,285	$107,163	$162,295	$24,151	$9,254

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2020
Originated loans:
Performing	$322,771	$92,376	$169,576	$23,193	$9,862
Nonperforming	1,089	603	712	268	6
Total originated loans	$323,860	$92,979	$170,288	$23,461	$9,868
Acquired loans:
Performing	$83,520	$17,198	$0	$5,064	$97
Nonperforming	5,597	186	0	64	0
Total acquired loans	89,117	17,384	0	5,128	97
Total loans	$412,977	$110,363	$170,288	$28,589	$9,965

The following table presents total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year

As of June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$44,016	$109,865	$131,303	$111,490	$67,731	$189,115	$15,562	$669,082
Special mention	787	0	9,137	1,578	2,915	6,335	904	21,656
Substandard	0	342	2,282	507	91	9,545	123	12,890
Total commercial real estate loans	$44,803	$110,207	$142,722	$113,575	$70,737	$204,995	$16,589	$703,628

Commercial
Risk Rating
Pass	$103,444	$82,622	$29,494	$33,455	$13,567	$20,619	$53,427	$336,628
Special mention	230	310	0	784	0	24	1,026	2,374
Substandard	127	1,917	354	281	843	821	4,393	8,736
Total commercial loans	$103,801	$84,849	$29,848	$34,520	$14,410	$21,464	$58,846	$347,738

Agricultural
Risk Rating
Pass	$17,761	$50,821	$32,365	$36,391	$21,178	$42,242	$17,832	$218,590
Special mention	0	243	35	0	2,089	381	368	3,116
Substandard	358	23	233	0	0	1,001	30	1,645
Total agricultural loans	$18,119	$51,087	$32,633	$36,391	$23,267	$43,624	$18,230	$223,351

Residential real estate
Risk Rating
Pass	$29,256	$83,969	$42,170	$33,095	$41,742	$137,954	$2,772	$370,958
Special mention	0	0	0	0	0	0	0	0
Substandard	52	0	71	85	946	10,173	0	11,327
Total residential real estate loans	$29,308	$83,969	$42,241	$33,180	$42,688	$148,127	$2,772	$382,285

Home equity lines of credit
Risk Rating
Pass	$0	$0	$0	$0	$101	$1,206	$104,045	$105,352
Special mention	0	0	0	0	0	0	48	48
Substandard	0	0	0	75	79	1,435	174	1,763
Total home equity lines of credit	$0	$0	$0	$75	$180	$2,641	$104,267	$107,163

Consumer
Risk Rating
Pass	$28,778	$55,190	$43,937	$27,474	$13,468	$19,367	$6,040	$194,254
Special mention	0	0	0	0	0	0	0	0
Substandard	0	80	243	289	223	611	0	1,446
Total consumer loans	$28,778	$55,270	$44,180	$27,763	$13,691	$19,978	$6,040	$195,700

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

The credit loss estimation process involves procedures that consider the unique characteristics of the Company’s loan portfolio segments.  These segments are disaggregated into the loan pools for monitoring.  A model of risk characteristics, such as loss history and delinquency experience, trends in past due and non-performing loans, as well as existing economic conditions and supportable forecasts used to determine credit loss assumptions.

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

The probability of default (“PD”) portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, becomes a troubled debt restructuring or is partially, or wholly, charged-off.  Typically, a one-year time period is used to asses PD.  PD can be measured and applied using various risk criteria.  Risk rating is one common way to apply PDs.  Loss given default (“LGD”) is to determine the percentage of loss by facility or collateral type.  LGD estimates can sometimes be driven, or influenced, by product type, industry or geography.  The Company uses PD/LGD primarily for commercial loan portfolios.

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and six months ended June 30, 2021 and 2020.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended June 30, 2021
Service charges on deposit accounts	$0	$790	$790
Debit card and EFT fees	0	1,226	1,226
Trust fees	2,358	0	2,358
Insurance agency commissions	0	948	948
Retirement plan consulting fees	389	0	389
Investment commissions	0	523	523
Other (outside the scope of ASC 606)	0	3,638	3,638
Total noninterest income	$2,747	$7,125	$9,872

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended June 30, 2020
Service charges on deposit accounts	$0	$753	$753
Debit card and EFT fees	0	967	967
Trust fees	1,852	0	1,852
Insurance agency commissions	0	681	681
Retirement plan consulting fees	408	0	408
Investment commissions	0	457	457
Other (outside the scope of ASC 606)	0	4,018	4,018
Total noninterest income	$2,260	$6,876	$9,136

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Six Months Ended June 30, 2021
Service charges on deposit accounts	$0	$1,598	$1,598
Debit card and EFT fees	0	2,310	2,310
Trust fees	4,594	0	4,594
Insurance agency commissions	0	1,949	1,949
Retirement plan consulting fees	709	0	709
Investment commissions	0	1,027	1,027
Other (outside the scope of ASC 606)	0	8,268	8,268
Total noninterest income	$5,303	$15,152	$20,455

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Six Months Ended June 30, 2020
Service charges on deposit accounts	$0	$1,848	$1,848
Debit card and EFT fees	0	1,818	1,818
Trust fees	3,709	0	3,709
Insurance agency commissions	0	1,564	1,564
Retirement plan consulting fees	788	0	788
Investment commissions	0	880	880
Other (outside the scope of ASC 606)	0	6,399	6,399
Total noninterest income	$4,497	$12,509	$17,006

A description of the Company’s revenue streams under ASC 606 follows:

Service charges on deposit accounts – The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Management reviewed the deposit account agreements, and determined that the agreements can be terminated at any time by either the Bank or the account holder.  Transaction fees, such as balance transfers, wires and overdraft charges are settled the day the performance obligation is satisfied.  The Bank’s monthly service charges and maintenance fees are for services provided to the customer on a monthly basis and are considered a series of services that have the same pattern of transfer each month.  The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges.  It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards.

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

Retirement Plan Consulting Fees – Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 0.9% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company.  The sales are conducted through a third-party broker-dealer.  When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to the third party broker dealer.  Investment commissions represent only 1.3% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

Other – Income items included in “Other” are Bank owned life insurance income, security gains, net gains on the sale of loans and other operating income.  Any amounts within the scope of ASC 606 are deemed immaterial.

Fair Value:

Fair value is the exchange price that would be received for an asset, or paid to transfer a liability (exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with ASU 2016-01’s exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with ASU 2016-01, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended June 30, 2021 and for the year ended December 31, 2020, the fair value of Level 3 investment securities was immaterial.

Derivative Instruments: The fair values of derivative instruments are based on valuation models using observable market data as of the measurement date (Level 2).

Collateral Dependent Loans: Fair value estimates of collateral dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated costs to sell.  Non-collateral dependent loans are valued based on discounted cash flows.  Loans carried at fair value generally receive specific allocations of the allowance for credit losses in 2021 and allowance for loan losses in prior periods.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  These loans are evaluated on a quarterly basis and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2021 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$17,082	$0	$17,082	$0
State and political subdivisions	501,521	0	501,521	0
Corporate bonds	3,978	0	3,978	0
Mortgage-backed securities-residential	454,643	0	454,640	3
Collateralized mortgage obligations	14,172	0	14,172	0
Small Business Administration	4,875	0	4,875	0
Equity securities
Equity securities at fair value	680	680	0	0
Other investments measured at net asset value	5,978	n/a	n/a	n/a
Total investment securities	$1,002,929	$680	$996,268	$3
Interest rate swaps	$2,984	$0	$2,984	$0
Financial Liabilities
Interest rate swaps	$2,984	$0	$2,984	$0

	Fair Value Measurements at December 31, 2020 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$11,845	$0	$11,845	$0
State and political subdivisions	366,306	0	366,306	0
Corporate bonds	3,712	0	3,712	0
Mortgage-backed securities-residential	161,782	0	161,778	4
Collateralized mortgage obligations	26,393	0	26,393	0
Small Business Administration	5,562	0	5,562	0
Equity securities
Equity securities at fair value	538	538	0	0
Other investments measured at net asset value	6,343	n/a	n/a	n/a
Total investment securities	$582,481	$538	$575,596	$4
Interest rate swaps	$4,221	$0	$4,221	$0
Financial Liabilities
Interest rate swaps	$4,221	$0	$4,221	$0

There were no significant transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2021 and 2020.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended June 30,		Six Months ended June 30,
(In Thousands of Dollars)	2021	2020	2021	2020
Beginning Balance	$4	$5	$4	$5
Transfers from level 2	0	0	0	0
Repayments, calls and maturities	(1)	(1)	(1)	(1)
Ending Balance	$3	$4	$3	$4

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2021 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
Commercial
Commercial and industrial	$4,118	$0	$0	$4,118
1–4 family residential	114	0	0	114
Home equity lines of credit	3	0	0	3
Consumer indirect	4	0	0	4

	Fair Value Measurements at December 31, 2020 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial	$1,770	$0	$0	$1,770
1–4 family residential	82	0	0	82
Consumer	36	0	0	36

Collateral dependent loans were individually evaluated under ASC 326 for the period ended June 30, 2021, while impaired loans from the period ended December 31, 2020 were individually evaluated under ASC 310.  Collateral dependent loans had a principal balance of $5.5 million with a valuation allowance of $1.2 million at June 30, 2021.  Impaired loans that were measured for impairment using the fair value of the collateral had a principal balance of $2.3 million, with a valuation allowance of $368 thousand at December 31, 2020.  Excluded from the above tables at June 30, 2021 and December 31, 2020, are $591 thousand and $513 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended June 30, 2021 and December 31, 2020:

June 30, 2021	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial	$3,514	Sales Comparison	Adjustment for differences between comparable sales	(6.98%) - 2.56% (0%)
Commercial	604	Quoted price for loan relationship	Offer Price	25.61%
Residential	117	Sales comparison	Adjustment for differences between comparable sales	(40.00%) - 47.15% (17.77%)
Consumer	4	Sales comparison	Adjustment for differences between comparable sales	(8.20%) - 8.20% 0.00%

December 31, 2020	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial	$1,770	Sales comparison	Adjustment for differences between comparable sales	(24.01%) - 17.93% (0.48%)
Residential	82	Sales comparison	Adjustment for differences between comparable sales	(40.00%) - 47.15% (17.77%)
Consumer	36	Sales comparison	Adjustment for differences between comparable sales	(23.60%) - 23.60% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at June 30, 2021 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$149,357	$149,357	$0	$0	$149,357
Restricted stock	13,915	n/a	n/a	n/a	n/a
Loans held for sale	1,922	0	1,980	0	1,980
Loans, net	1,935,059	0	0	1,909,393	1,909,393
Financial liabilities
Deposits	2,778,823	2,405,353	373,665	0	2,779,018
Short-term borrowings	3,828	0	3,828	0	3,828
Long-term borrowings	74,541	0	74,554	0	74,554

		Fair Value Measurements at December 31, 2020 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$254,621	$254,621	$0	$0	$254,621
Restricted stock	14,647	n/a	n/a	n/a	n/a
Loans held for sale	4,766	0	4,909	0	4,909
Loans, net	2,055,900	0	0	2,036,872	2,036,872
Financial liabilities
Deposits	2,610,878	2,097,732	487,105	0	2,584,837
Short-term borrowings	2,521	0	2,521	0	2,521
Long-term borrowings	76,385	0	77,189	0	77,189

The methods and assumptions used to estimate fair value, not previously described, are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Restricted Stock: It is not practical to determine the fair value of restricted stock due to restrictions placed on its transferability.

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: The Company uses a third party firm that uses cash flow analysis and current market interest rates along with adjustments for credit, liquidity and option risk to conform to the ASU 2016-01 exit price requirement.  Loans in the tables above consist of impaired credits held for investment.  Fair value for collateral dependent loans is based upon appraised values adjusted for trends observed in the market, less estimated cost to sell. The cash flow method is used for estimating fair value for noncollateral dependent loans. A valuation allowance was recorded for the excess of the loan’s recorded investment over the amounts determined by the collateral value method. This valuation is a component of the allowance for credit losses. The Company considers these fair values level 3.

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

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of Maple Leaf in January 2020 and other past acquisitions totaled $45.8 million at June 30, 2021 and December 31, 2020.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting units is determined using a combination of a discounted cash flow method and a guideline public company method.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	June 30, 2021		December 31, 2020
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,479)	$7,210	$(6,318)
Non-compete contracts	430	(390)	430	(388)
Trade name	520	(340)	520	(320)
Core deposit intangible	6,979	(4,720)	6,979	(4,271)
Total	$15,139	$(11,929)	$15,139	$(11,297)

Aggregate amortization expense was $316 thousand and $632 thousand for the three and six month periods ended June 30, 2021.  Amortization expense was $331 thousand and $663 thousand for the three and six months ended June 30, 2020.

Estimated amortization expense for each of the next five periods and thereafter:

2021 (6 months)	$632
2022	1,090
2023	617
2024	314
2025	253
Thereafter	304
Total	$3,210

Leases:

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of 2 months to 8.58 years, some of which include options to extend the lease for up to 10 years and some of which include options to terminate the leases within 1 month.

The right of use asset and lease liability were $4.5 million and $4.6 million as of June 30, 2021 and $4.8 million and $5.0 million at December 31, 2020.

Lease payments made for the three and six month period ended June 30, 2021 were $201 thousand and $403 thousand, while lease payments made for the three and six month period ended June 30, 2020 were $195 thousand and $390 thousand, respectively. Interest expense and amortization expense on finance leases for the three month period ended June 30, 2021 was $36 thousand and $121 thousand, and $72 thousand and $242 thousand for the six month period ended June 30, 2021.  Interest expense and amortization expense on finance leases for the three month period ended June 30, 2020 was $34 thousand and $107 thousand, and $57 thousand and $213 thousand for the six month period ended June 30, 2020.  The weighted-average remaining lease term for all leases was 4.6 years as of June 30, 2021 and the weighted-average discount rate was 3.0%.

Maturities of lease liabilities are as follows as of June 30, 2021:

2021 (6 months)	$396
2022	624
2023	568
2024	399
2025	410
Thereafter	3,177
Total Payments	5,574
Less: Imputed Interest	(934)
Total	$4,640

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

Summary information about these interest-rate swaps at periods ended June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
Notional amounts (In thousands)	$39,870	$41,315
Weighted average pay rate on interest-rate swaps	4.64%	4.63%
Weighted average receive rate on interest-rate swaps	2.35%	2.36%
Weighted average maturity (years)	4.0	4.3
Fair value of interest-rate swaps (In thousands)	$(2,984)	$(4,221)
Fair value of loan yield maintenance provisions (In thousands)	$2,984	$4,221

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month and six month periods ended June 30, 2021 and 2020 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic EPS
Net income (In thousands)	$15,575	$11,011	$30,131	$19,650
Weighted average shares outstanding	28,244,884	28,167,920	28,230,409	28,349,404
Basic earnings per share	$0.55	$0.39	$1.07	$0.69

Diluted EPS
Net income (In thousands)	$15,575	$11,011	$30,131	$19,650
Weighted average shares outstanding for basic earnings per share	28,244,884	28,167,920	28,230,409	28,349,404
Dilutive effect of restricted stock awards	107,908	111,644	105,736	142,195
Weighted average shares for diluted earnings per share	28,352,792	28,279,564	28,336,145	28,491,599
Diluted earnings per share	$0.55	$0.39	$1.06	$0.69

There were no restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2021 and 2020.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of the Company’s executives with those of the Company’s shareholders.  There were 34,562 service time based share awards and 52,249 performance based share awards granted under the 2017 Plan during the six month period ended June 30, 2021, as shown in the table below.  The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2023.  As of June 30, 2021, 309,504 shares are still available to be awarded from the 2017 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $257 thousand and $587 thousand for the three and six month periods ended June 30, 2021, respectively.  During the prior periods, the expense recognized was $349 thousand and $686 thousand for the three and six month periods ended June 30, 2020, respectively.  As of June 30, 2021, there was $1.9 million of total unrecognized compensation expense related to the nonvested shares granted under the Plans.  The remaining cost is expected to be recognized over 2.8 years.

The following is the activity under the Plans during the six month period ended June 30, 2021.

	Six Months Ended June 30, 2021
	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	67,765	$14.32	153,070	$14.46
Granted	34,562	15.47	52,249	14.09
Vested	(23,581)	14.22	(52,327)	14.34
Forfeited	(2,000)	13.55	0	0
Ending balance - non-vested shares	76,746	$14.89	152,992	$14.37

The 75,908 shares that vested during the six month period ended June 30, 2021 had a weighted average fair value of $14.30 per share.

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three and six month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$8,698	$(1,825)	$6,873
Reclassification adjustment for (gains) included in net income (1)	(1)	0	(1)
Net other comprehensive income	$8,697	$(1,825)	$6,872

	Three Months Ended June 30, 2020
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$25,411	$(5,336)	$20,075
Reclassification adjustment for (gains) included in net income (1)	(14)	3	(11)
Net other comprehensive income	$25,397	$(5,333)	$20,064

	Six Months Ended June 30, 2021
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (loss) on available-for-sale securities during the period	$(6,236)	$1,311	$(4,925)
Reclassification adjustment for (gains) included in net income (1)	(384)	81	(303)
Net other comprehensive income	$(6,620)	$1,392	$(5,228)

	Six Months Ended June 30, 2020
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$13,194	$(2,771)	$10,423
Reclassification adjustment for (gains) losses included in net income (1)	(270)	57	(213)
Net other comprehensive income	$12,924	$(2,714)	$10,210

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of June 30, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at June 30, 2021 and December 31, 2020:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Common equity tier 1 capital ratio
Consolidated	$302,429	13.95%	$97,527	4.5%	N/A	N/A
Bank	287,184	13.27%	97,381	4.5%	140,662	6.5%
Total risk based capital ratio
Consolidated	336,776	15.54%	173,382	8.0%	N/A	N/A
Bank	311,990	14.42%	173,123	8.0%	216,403	10.0%
Tier 1 risk based capital ratio
Consolidated	311,970	14.39%	130,037	6.0%	N/A	N/A
Bank	287,184	13.27%	129,842	6.0%	173,123	8.0%
Tier 1 leverage ratio
Consolidated	311,970	9.70%	128,703	4.0%	N/A	N/A
Bank	287,184	8.97%	128,090	4.0%	160,113	5.0%

December 31, 2020
Common equity tier 1 capital ratio
Consolidated	$279,864	13.22%	$95,211	4.5%	N/A	N/A
Bank	268,041	12.71%	94,903	4.5%	$137,083	6.5%
Total risk based capital ratio
Consolidated	311,413	14.72%	169,264	8.0%	N/A	N/A
Bank	290,185	13.76%	168,717	8.0%	210,897	10.0%
Tier 1 risk based capital ratio
Consolidated	289,269	13.67%	126,948	6.0%	N/A	N/A
Bank	268,041	12.71%	126,538	6.0%	168,717	8.0%
Tier 1 leverage ratio
Consolidated	289,269	9.77%	118,464	4.0%	N/A	N/A
Bank	268,041	9.10%	117,877	4.0%	147,346	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
June 30, 2021
Goodwill and other intangibles	$5,930	$46,613	$(3,558)	$48,985
Total assets	$16,777	$3,242,457	$824	$3,260,058

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2020
Goodwill and other intangibles	$6,046	$47,129	$(3,558)	$49,617
Total assets	$15,147	$3,055,628	$373	$3,071,148

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2021
Net interest income	$32	$26,509	$(51)	$26,490
Provision for credit losses	0	50	0	50
Service fees, security gains and other noninterest income	2,798	7,088	(65)	9,821
Noninterest expense	1,536	15,223	(179)	16,580
Amortization and depreciation expense	63	672	68	803
Income before taxes	1,231	17,652	(5)	18,878
Income taxes	259	3,122	(78)	3,303
Net income	$972	$14,530	$73	$15,575

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2021
Net interest income	$63	$51,799	$(105)	$51,757
Provision for credit losses	0	475	0	475
Service fees, security gains and other noninterest income	5,401	15,053	(50)	20,404
Noninterest expense	3,092	30,855	(397)	33,550
Amortization and depreciation expense	127	1,338	136	1,601
Income before taxes	2,245	34,184	106	36,535
Income taxes	471	6,069	(136)	6,404
Net income	$1,774	$28,115	$242	$30,131

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2020
Net interest income	$30	$23,991	$(100)	$23,921
Provision for credit losses	0	2,400	0	2,400
Service fees, security gains and other noninterest income	2,322	6,948	(134)	9,136
Noninterest expense	1,512	15,300	138	16,950
Amortization and depreciation expense	77	645	68	790
Income before taxes	763	12,594	(440)	12,917
Income taxes	160	1,895	(149)	1,906
Net income	$603	$10,699	$(291)	$11,011

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2020
Net interest income	$64	$46,343	$(184)	$46,223
Provision for credit losses	0	3,500	0	3,500
Service fees, security gains and other noninterest income	4,565	12,723	(282)	17,006
Noninterest expense	3,029	31,336	571	34,936
Amortization and depreciation expense	153	1,272	116	1,541
Income before taxes	1,447	22,958	(1,153)	23,252
Income taxes	304	3,654	(356)	3,602
Net income	$1,143	$19,304	$(797)	$19,650

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

There were no short-term Federal Home Loan Bank Advances at June 30, 2021.  The Company had $3.5 million and $2.2 million in securities sold under repurchase agreements for the periods ended June 30, 2021 and December 31, 2020, respectively.  In addition, the Company had a $350,000 balance on a line of credit with one lending institution at both June 30, 2021 and December 31, 2020.

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. Government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $3.7 million and $2.3 million at June 30, 2021 and December 31, 2020, respectively.  Management believes the risks associated with the agreements are minimal and, in the case of collateral decline, the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

Long-term borrowings:

There were $65.0 million in long-term Federal Home Loan Bank Advances at June 30, 2021 with a weighted average interest rate of 1.38%.  Long-term Federal Home Loan Bank Advances were $67.0 million at December 31, 2020 and had a weighted average interest rate of 1.39%.  In addition, the Company had two Trust Preferred Debentures with an outstanding balance of $9.5 million at June 30, 2021 and $9.4 million at December 31, 2020.  Both of these debentures mature in calendar year 2036.  The debentures have a weighted average interest rate of 1.90% and 1.99% at June 30, 2021 and December 31, 2020, respectively.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans.  Based on this collateral, the Bank is eligible to borrow an additional $532.9 million at June 30, 2021.  Each advance is subject to a prepayment penalty if paid prior to its maturity date.

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

•	disruptions in the mortgage and lending markets and significant or unexpected fluctuations in interest rates related to COVID-19 and governmental responses, including financial stimulus packages;
•	general business conditions in the banking industry;
•	the regulatory environment;
•	general fluctuations in interest rates;
•	demand for loans in the market areas where the Company conducts business;
•	rapidly changing technology and evolving banking industry standards;
•	competitive factors, including increased competition with regional and national financial institutions;
•	and new service and product offerings by competitors and price pressures;
•	the regulatory landscape, capital markets, and the response to and management of the COVID-19 pandemic, including the provision of additional economic stimulus from the federal government.

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

Overview

The Company’s results of operations for the quarter ended June 30, 2021 are discussed below.  However, the Company’s past results of operations may not reflect its future operating trends.  In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s business.  Regulatory actions in response to the COVID-19 pandemic have varied across jurisdictions and have included some limited closures of nonessential businesses, affecting customers of the Company.  The duration, extent and the effect of the government’s response to the economy is unknown.

The Company’s net income for the three months ended June 30, 2021 was $15.6 million, or $0.55 per diluted share, which compares to $11.0 million, or $0.39 per diluted share, for the three months ended June 30, 2020.  Net income excluding acquisition costs (non-GAAP) for the quarter ended June 30, 2021 was $15.7 million or $0.55 per share, compared to $11.1 million or $0.39 per share for the same quarter in 2020.  Annualized return on average assets and annualized return on average equity were 1.90% and 17.17%, respectively, for the three month period ended June 30, 2021, compared to 1.56% and 14.02% for the same three month period in 2020.  Farmers’ annualized return on average tangible equity (non-GAAP) was 19.81% for the quarter ended June 30, 2021 compared to 16.69% for the same quarter in 2020.

Net income for the six months ended June 30, 2021 was $30.1 million, or $1.06 per diluted share, compared to $19.7 million, or $0.69 per diluted share, for the same six month period in 2020.  Annualized return on average assets and return on average equity were 1.89% and 17.15%, respectively, for the six month period ending June 30, 2021, compared to 1.44% and 12.81% for the same period in 2020.

On June 22, 2021, the Company, Cortland Bancorp Inc. (“Cortland”) and FMNB Merger Subsidiary IV, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Cortland will merge with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity in the Merger.  Promptly following the consummation of the Merger, it is expected that Merger Sub will be dissolved and liquidated and The Cortland Savings and Banking Company (“Cortland Bank”), the banking subsidiary of Cortland (“Cortland Bank”) will merge with and into the Bank (the “Bank Merger”).  Farmers Bank will be the surviving bank in the Bank Merger.  Pursuant to the terms of the Merger Agreement each shareholder of Cortland may elect to receive either $28.00 per share in cash or 1.75 shares of the Company’s common stock, subject to an overall limitation of 75% of the shares being exchanged for the Company’s shares and 25% for cash. This transaction is subject to receipt of Cortland shareholder approval and customary regulatory approvals and is expected to close during the fourth quarter of 2021.

As of June 30, 2021, Cortland had total assets of $793.0 million, which included gross loans of $492.0 million, deposits of $677.6 million and equity of $83.2 million.  Farmers expects that the Merger will increase its market share in Trumbull, Mahoning, Portage, Summit and Cuyahoga Counties and enable Farmers to continue building local scale throughout Northeast Ohio.

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

Farmers offered special financial assistance to support customers who were experiencing financial hardships related to the COVID-19 pandemic. The following table reports the number and amount of payment deferrals by loan type as of the dates listed:

	June 30, 2021		December 31, 2020		June 30, 2020
	Outstanding Balance	Number of loans	Outstanding Balance	Number of loans	Outstanding Balance	Number of loans
Commercial real estate	$8,716	2	$19,027	6	$43,954	44
Commercial	0	0	1,424	2	8,515	69
Agricultural	0	0	0	0	8,340	22
Residential real estate	0	0	0	0	3,785	37
Consumer	0	0	2	1	1,858	100
Total	$8,716	2	$20,453	9	$66,452	272

The Company offered three month deferrals upon request by the borrowers, beginning in the middle of March, 2020 and concluding at the end of the three month deferral period.  For those borrowers in industries that were greatly impacted by COVID-19, additional deferrals were considered and granted beyond the initial three month period.  The range of deferred months for subsequent requests were three to nine months.  The decline in deferred loans and balances was due to borrowers not requesting additional deferments and beginning to restart payments under the original terms of their loan.

Farmers is also a preferred SBA lender and we dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, so they could obtain SBA approval and receive funding as quickly as possible.  During the initial 2020 period of the PPP program, the Company facilitated PPP assistance to 1,714 business customers totaling $199.8 million.  The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020.  The SBA has up to ninety days to review an application for PPP forgiveness and provide a decision at the end of that review.  Once forgiveness of the PPP loans has been communicated and payment is received from the SBA, the Company records the cash received from the SBA, pay-off the loans based on the amount of forgiveness provided and accelerate the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that are forgiven.  During the period ended June 30, 2021, the Company has received life to date payments from the SBA for forgiveness of loans totaling $181.6 million, or approximately 90.8% of the PPP loans originated in 2020.  The Company has processed $83.9 million in new loans for PPP loan funding during the six month period ended June 30, 2021.  The Company has also received payments from the SBA for forgiveness of loans totaling $5.2 million, or approximately 6.2% of PPP loans originated in 2021.

Total loans were $1.96 billion at June 30, 2021 compared to $2.08 billion at December 31, 2020, representing an annualized growth rate of (5.69%).  The decrease in loans has occurred primarily in the PPP category, with $92.1 million, net of deferred fees, in outstanding balances at June 30, 2021 compared to $128.1 million at December 31, 2020 representing a decrease of $36.0 million or 28.1%.  Average loans now comprise 64.7% of the Bank's second quarter average earning assets at June 30, 2021, compared to 79.6% for the same period in 2020.  A summary of loans summarized by industries that have particular vulnerability to the effects of COVID-19 and their outstanding balance as a percentage of total loans is shown in the following table:

	Outstanding Balance	% of total loans
Restaurants and Catering Facilities	$38,819	1.98%
Hotels	40,957	2.09%
Golf Courses	7,095	0.36%
Energy	1,256	0.07%
Total	$88,127	4.65%

Non-performing assets to total assets remain at a low level, currently at 0.43%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $7.6 million, or 0.39% of total loans, at June 30, 2021.  Net charge-offs for the current quarter were $179 thousand, compared to $392 thousand in the same quarter in 2020 and net charge-offs as a percentage of average net loans outstanding is only 0.04% for the quarter ended June 30, 2021, compared to 0.08% in the same quarter in 2020.  Loan modifications due to COVID-19 could negatively impact these ratios.

As a result of improved factors that exist in the current economic environment as well as the decrease in the loan portfolio when compared to prior quarters, the Company was able to decrease its provision for credit losses to $50 thousand for the quarter ended June 30, 2021, compared to the $425 thousand recorded in the first quarter of this year.  As an overall percentage of loans, the allowance for credit losses increased to 1.27% for the current quarter compared to 1.22% for the quarter ended March 31, 2021.  Excluding the PPP loans, this allowance for credit losses to gross loans ratio increased to 1.33% (non-GAAP) as of June 30, 2021, and the ratio of the allowance for credit losses to gross loans, excluding PPP loans and acquired loans is 1.52% (non-GAAP).

The net interest margin for the three months ended June 30, 2021 was 3.54%, a 20 basis point decrease from the quarter ended June 30, 2020.  In comparing the second quarter of 2021 to the same period in 2020, asset yields decreased 56 basis points, while the cost of interest-bearing liabilities decreased 49 basis points.  Most of the decrease in the asset yields was the result of lower rates earned on taxable and tax-exempt securities.  Each of the major interest-bearing liability categories experienced cost decreases compared to one year ago.

The net interest margin for the six months ended June 30, 2021 was 3.56%, an 18 basis point decrease from the six month period ended June 30, 2020.  Asset yields decreased 63 basis points, while the cost of interest-bearing liabilities decreased 58 basis points.  The reasons for the decreases are similar to those for the second quarter discussed above.

The Company made progress in its effort to increase noninterest income, which increased 8.1% to $9.9 million for the quarter ended June 30, 2021 compared to $9.1 million in the same quarter of 2020.  The Company’s wealth management businesses led the improvement as trust fee income increased $506 thousand, or 27.3%, insurance agency commissions increased $267 thousand, or 39.2% and investment commissions increased $219 thousand, or 72.0%.  Other improvements noted include debit card interchange fees increasing $259 thousand, or 26.8%, and other operating income increasing $471 thousand, or 140.6%.  Those increases were offset by a $1.2 million, or 31.7%, decrease in gain on sale of mortgage loan income resulting from a slowdown in the level of mortgage loan refinancing.   For the six month period, noninterest income increased 20.3% to $20.5 million compared to $17.0 million for the same period of 2020.  The reasons for the increases are similar to those for the second quarter discussed above except for net gains on the sale of loans. For the six month period ended June 30, 2021, net gains on the sale of loans increased $661 thousand or 13.2%.

The Company has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the second quarter of 2021 decreased 1.7% to $17.4 million compared to $17.7 million in the same quarter in 2020. This was primarily a result of decreases in telephone and data communication costs of $209 thousand, or 60.1%, core processing charges of $103 thousand, or 11.0%, advertising expense of $126 thousand, or 39.1%, and FDIC insurance of $105 thousand, or 46.7%.  These decreases were offset by increases of $215 thousand, or 12.8%, in occupancy and equipment expense and $153 thousand, or 1.6%, in salaries and employee benefits.  Annualized noninterest expenses excluding acquisition costs (non-GAAP) measured as a percentage of quarterly average assets improved from 2.5% in the second quarter of 2020 to 2.1% in the second quarter of 2021.  For the six month period ended June 30, 2021 noninterest expenses decreased 3.5% to $35.2 million compared to $36.5 million for the same period in 2020.  The decrease was due to a $1.3 million or 91.5% decrease in merger related costs compared to the same period ended in 2020.

The efficiency ratio for the quarter ended June 30, 2021 improved to 46.1% compared to 50.8% for the same quarter in 2020.  The increases in several categories of noninterest income and net interest income, accompanied with lower noninterest expenses were the main drivers of the improvement.

The Company’s return on average tangible equity (Non-GAAP) was 19.81% and 19.76% for the three and six month periods ended June 30, 2021 compared to 16.69% and 15.03% for the same periods in 2020.

Return on average tangible equity is a non-U.S. GAAP financial measure and should be considered in addition to, not a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the tangible equity for the three and six month periods ended June 30, 2021 and 2020, reconciliations are displayed in the tables below.

Results of Operations The following is a comparison of selected financial ratios and other results at or for the three and six month periods ended June 30, 2021 and 2020:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In Thousands, except Per Share Data)	2021	2020	2021	2020
Total assets	$3,260,058	$2,879,589	$3,260,058	$2,879,589
Net income	$15,575	$11,011	$30,131	$19,650
Diluted earnings per share	$0.55	$0.39	$1.06	$0.69
Return on average assets (annualized)	1.90%	1.56%	1.89%	1.44%
Return on average equity (annualized)	17.17%	14.02%	17.15%	12.81%
Efficiency ratio (tax equivalent basis) (1)	46.14%	50.75%	47.17%	55.04%
Equity to asset ratio	11.25%	11.48%	11.25%	11.48%
Tangible common equity ratio (2)	9.90%	9.88%	9.90%	9.88%
Dividends to net income	19.95%	28.15%	20.62%	31.57%
Net loans to assets	59.36%	73.85%	59.36%	73.85%
Loans to deposits	70.53%	88.87%	70.53%	88.87%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of June 30, 2021 and 2020, reconciliations of tangible common equity (non-GAAP) to U.S. GAAP total common stockholders’ equity and tangible assets (non-GAAP) to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	June 30, 2021	December 31, 2020	June 30, 2020
Stockholders' equity	$366,908	$350,097	$331,352
Less goodwill and other intangibles	48,985	49,617	51,866
Tangible common equity	317,923	300,480	279,486
Average stockholders' equity	363,753	344,949	315,988
Less average goodwill and other intangibles	49,193	51,476	52,052
Average tangible common equity	$314,560	$293,473	$263,936

Reconciliation of Total Assets to Tangible Assets

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	June 30, 2021	December 31, 2020	June 30, 2020
Total assets	$3,260,058	$3,071,148	$2,879,589
Less goodwill and other intangibles	48,985	49,617	51,866
Tangible assets	$3,211,073	$3,021,531	$2,827,723
Average assets	3,280,316	3,033,005	2,842,730
Less average goodwill and other intangibles	49,193	51,476	52,052
Average tangible assets	$3,231,123	$2,981,529	$2,790,678

Reconciliation of Net Income, Excluding Acquisition Costs

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	June 30, 2021	December 31, 2020	June 30, 2020
Net Income	$15,575	$11,357	$11,011
Acquisition related costs - tax equated	83	1,431	41
Net Income - adjusted	$15,658	$12,788	$11,052
Diluted EPS excluding acquisition costs	$0.55	$0.45	$0.39

Reconciliation of Allowance for Credit Losses to Gross Loans, Excluding PPP Loans and Acquired Loans

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	June 30, 2021	December 31, 2020	June 30, 2020
Gross Loans	$1,959,865	$2,078,044	$2,143,600
PPP Loans	92,073	125,396	192,968
Loans less PPP	1,867,792	1,952,648	1,950,631
Allowance for Credit Losses to Gross Loans Excluding PPP (a)	1.33%	1.13%	0.87%
Acquired Loans	251,616	272,150	320,184
Loans less PPP and Acquired	$1,616,176	$1,680,498	$1,630,447
Allowance for Credit Losses to Gross Loans Excluding PPP and Acquired (a)	1.53%	1.32%	1.04%

(a)	CECL method used for the June 30, 2021 quarter. Prior periods shown in the table used the incurred loss methodology.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$1,991,838	$23,669	4.77%	$2,101,500	$24,842	4.75%
Taxable securities (4)	512,779	2,511	1.96	197,906	1,278	2.60
Tax-exempt securities (4) (6)	340,539	2,952	3.48	252,818	2,459	3.91
Equity securities (2)	14,666	121	3.31	17,687	137	3.12
Federal funds sold and other	218,093	58	0.11	70,279	30	0.17
TOTAL EARNING ASSETS	3,077,915	29,311	3.82	2,640,190	28,746	4.38
NONEARNING ASSETS
Cash and due from banks	32,389			33,977
Premises and equipment	25,200			25,615
Allowance for loan losses	(25,076)			(15,525)
Unrealized gains (losses) on securities	17,597			11,787
Other assets (3)	152,291			146,686
TOTAL ASSETS	$3,280,316			$2,842,730

INTEREST-BEARING LIABILITIES
Time deposits	$392,663	$1,008	1.03%	$493,048	$2,181	1.78%
Brokered time deposits	15,429	29	0.75	84,198	319	1.52
Savings deposits	516,428	165	0.13	457,188	267	0.23
Demand deposits	1,226,894	627	0.20	823,058	1,093	0.53
Short term borrowings	4,674	3	0.26	12,613	18	0.57
Long term borrowings	74,496	287	1.55	76,751	343	1.80
TOTAL INTEREST-BEARING LIABILITIES	2,230,584	2,119	0.38	1,946,856	4,221	0.87

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	666,053			556,649
Other liabilities	19,926			23,237
Stockholders' equity	363,753			315,988
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,280,316			$2,842,730
Net interest income and interest rate spread		$27,192	3.44%		$24,525	3.51%
Net interest margin			3.54%			3.74%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)

Interest on loans includes fee income of $2.9 million and $1.9 million for 2021 and 2020, respectively, and is reduced by amortization of $672 thousand and $663 thousand for 2021 and 2020, respectively.

(6)

For 2021, adjustments of $92 thousand and $610 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2020, adjustments of $98 thousand and $506 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (5) (6)	$2,016,223	$47,569	4.76%	$2,014,678	$49,039	4.89%
Taxable securities (4)	421,847	4,230	2.02	209,139	2,825	2.72
Tax-exempt securities (4) (6)	311,453	5,565	3.60	242,016	4,702	3.91
Equity securities (2) (6)	14,753	242	3.31	16,996	277	3.28
Federal funds sold and other	241,898	129	0.11	64,090	179	0.56
TOTAL EARNING ASSETS	3,006,174	57,735	3.87	2,546,919	57,022	4.50
NONEARNING ASSETS
Cash and due from banks	36,984			36,349
Premises and equipment	25,385			25,283
Allowance for loan losses	(25,205)			(15,871)
Unrealized gains (losses) on securities	21,051			13,686
Other assets (3)	153,983			135,537
TOTAL ASSETS	$3,218,372			$2,741,903

INTEREST-BEARING LIABILITIES
Time deposits	$416,429	$2,263	1.10%	$494,385	$4,623	1.88%
Brokered time deposits	23,669	75	0.64	94,846	802	1.69
Savings deposits	506,188	358	0.14	441,232	588	0.27
Demand deposits	1,155,642	1,359	0.24	756,882	2,486	0.66
Short term borrowings	3,735	7	0.38	37,544	338	1.81
Long term borrowings	75,248	580	1.55	88,491	799	1.82
TOTAL INTEREST-BEARING LIABILITIES	2,180,911	4,642	0.43	1,913,380	9,636	1.01

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	661,550			502,710
Other liabilities	21,577			17,289
Stockholders' equity	354,334			308,524
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,218,372			$2,741,903
Net interest income and interest rate spread		$53,093	3.44%		$47,386	3.49%
Net interest margin			3.56%			3.74%

(1)	Rates are calculated on an annualized basis.
(2)	Equity securities include restricted stock, which is included in other assets on the consolidated balance sheets.
(3)	Non-accrual loans and overdraft deposits are included in other assets.
(4)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(5)	Interest on loans includes fee income of $5.7 million and $2.9 million for 2021 and 2020, respectively, and is reduced by amortization of $1.4 million and $1.3 million for 2021 and 2020.
(6)

For 2021, adjustments of $187 thousand and $1.2 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2020, adjustments of $196 thousand and $967 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income.  Net interest income for the three month period ended June 30, 2021 was $26.5 million compared to $24.0 million for the same period in 2020.  On a tax equivalent basis net interest income was $27.2 million for the second quarter of 2021 compared to $24.5 million for the same period in 2020.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 20 basis points to 3.54% for the three months ended June 30, 2021, compared to 3.74% for the same three month period in the prior year.  In comparing the quarters ended June 30, 2021 and 2020, yields on earning assets decreased 56 basis points, while the cost of interest bearing liabilities decreased 49 basis points.

Net interest income for the six month period ended June 30, 2021 was $51.8 million compared to $46.2 million for the same period in 2020.  On a tax equivalent basis net interest income was $53.1 million for the six month period ended June 30, 2021 compared to $47.4 million for the same period in 2020.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 18 basis points to 3.56% for the six months ended June 30, 2021, compared to 3.74% for the same six month period in the prior year.  In comparing the six month period ended June 30, 2021 and 2020, yields on earning assets decreased 63 basis points, while the cost of interest bearing liabilities decreased 58 basis points.

Noninterest Income. Noninterest income increased 8.1% to $9.9 million for the quarter ended June 30, 2021 compared to $9.1 million in the same quarter of 2020.  Insurance agency commissions increased $267 thousand or 39.2%, trust fees increased $506 thousand or 27.3%, other operating income increased $471 thousand or 140.6% and debit card interchange fees increased $259 thousand or 26.8%, but those increases were offset by a $1.2 million or 31.7% decrease in net gains on the sale of loans.

Noninterest income increased 20.3% to $20.5 million during the first six months of 2021 compared to $17.0 million for the same period of 2020.  The reasons for the increases are similar to those for the second quarter discussed above except for net gains on the sale of loans. For the six month period ended June 30, 2021, net gains on the sale of loans increased $661 thousand or 13.2%.

Noninterest Expense.  Total noninterest expenses for the second quarter of 2021 decreased 1.7% to $17.4 million compared to $17.7 million in the same quarter in 2020, primarily as a result of decreases in advertising of $126 thousand or 39.1%, FDIC insurance premiums of $105 thousand or 46.7%, core processing charges of $103 thousand or 11.0%, telephone and data of $209 thousand or 60.1% and other operating expenses of $147 thousand or 5.4%.  These decreases were offset by increases in salaries and employee benefits of $153 thousand or 1.6% and occupancy and equipment expenses of $215 thousand or 12.8%.  Annualized noninterest expenses excluding acquisition costs (non-GAAP) measured as a percentage of quarterly average assets decreased from 1.24% in the second quarter of 2020 to 1.06% in the second quarter of 2021.

For the six month period ended June 30, 2021 noninterest expenses decreased 3.5% to $35.2 million compared to $36.5 million for the same period in 2020.  The reasons for the decrease are similar to those for the second quarter discussed above with the addition of a $1.3 million or 91.5% decrease in merger related costs.

The Company’s tax equivalent efficiency ratio for the three month period ended June 30, 2021 was 46.1% compared to 50.8% for the same period in 2020.  The tax equivalent efficiency ratio for the six month period ended June 30, 2021 was 47.2% compared to 55.0% for the six month period ended June 30, 2020.

Income Taxes. Income tax expense totaled $3.3 million for the quarter ended June 30, 2021 and $1.9 million for the quarter ended June 30, 2020.  The effective tax rate for the three month period ended June 30, 2021 and 2020 was 17.5% and 14.8%, respectively.

Income tax expense was $6.4 million for the first six months of 2021 and $3.6 million for the first six months of 2020.  The effective tax rate for the six month period ended June 30, 2021 was 17.5%, compared to 15.5% for the same period in 2020.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents decreased $105.3 million during the first six months of 2021 from $254.6 million to $149.4 million.  The decrease in the cash balance is part of normal fluctuations on the Company’s $3.3 billion balance sheet.  The Company expects cash and cash equivalents to be reduced over the next few months as cash is used for security portfolio purchases, and to a lesser extent, loan growth.

Securities.  Securities available-for-sale increased by $420.9 million since December 31, 2020.  The Company intends to continue purchasing securities in order to utilize excess cash on hand.

Loans.  Gross loans decreased $118.2 million since December 31, 2020.  The decrease in loans has occurred across many of the major loan categories but especially the commercial real estate and residential real estate loan portfolios.  The decrease is mainly due to a PPP loan forgiveness program, the slow lending environment and the high level of competition in the lending arena.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Nonperforming loans	$13,873	$11,640	$13,835	$11,841	$12,225
Nonperforming loans as a % of total loans	0.71%	0.57%	0.67%	0.55%	0.57%
Loans delinquent 30-89 days	$7,606	$7,183	$9,297	$10,134	$10,336
Loans delinquent 30-89 days as a % of total loans	0.39%	0.35%	0.45%	0.47%	0.48%
Allowance for credit losses (a)	$24,806	$24,935	$22,144	$19,341	$16,960
Allowance for credit losses as a % of loans (a)	1.27%	1.22%	1.07%	0.90%	0.79%
Allowance for credit losses as a % of non-acquired loans (a)	1.31%	1.35%	1.22%	1.03%	0.92%
Allowance for credit losses as a % of nonperforming loans (a)	178.81%	214.22%	160.06%	163.34%	138.73%
Annualized net charge-offs to average net loans outstanding	0.04%	0.02%	0.04%	0.04%	0.08%
Non-performing assets	$13,903	$11,670	$13,835	$11,914	$12,266
Non-performing assets as a % of total assets	0.43%	0.35%	0.45%	0.40%	0.43%
Net charge-offs for the quarter	$179	$84	$197	$219	$392

(a)	The allowance for credit losses under CECL method is used for the periods ended June 30, 2021 and March 31, 2021 while prior periods use the incurred loss methodology.

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

As a result of improved factors that exist in the current economic environment as well as the decrease in the loan portfolio when compared to prior quarters, the Company was able to decrease its provision for credit losses to $50 thousand for the quarter ended June 30, 2021, compared to the $425 thousand recorded in the first quarter of this year.  The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL.  Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change. The allowance for credit losses as a percentage of the total loan portfolio was 1.27% at June 30, 2021 and 0.79% at June 30, 2020.  The loan portfolios acquired at fair market value from previous acquisitions were recorded at fair market value and without an associated allowance for loan loss.  When the acquired loans are excluded, the ratio of allowance for loan losses to total non-acquired loans is 1.31% at June 30, 2021 compared to 0.92% at June 30, 2020.  Early stage delinquencies, which are loans 30 - 89 days delinquent, as a percentage of total loans decreased from 0.48% at June 30, 2020 to 0.39% at June 30, 2021 and non-performing loans as a percentage of total loans increased from 0.57% at June 30, 2020 to 0.71% at June 30, 2021.  The allowance for loan losses to non-performing loans increased from 138.73% at June 30, 2020 to 178.81% at June 30, 2021.  The amount of loans made to vulnerable industries (Restaurants, Hotels, Golf Courses and Energy) is 4.65% of our total loan portfolio.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at June 30, 2021 is adequate and reflects the new requirements of the newly adopted CECL standard.  The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $167.9 million from December 31, 2020 to June 30, 2021, for a balance of $2.8 billion.  Interest bearing accounts increased a combined $113.1 million, or 5.65%, during the first six months of 2021. The increase in interest bearing accounts is mostly due to an approximate increase of $80.2 million in public funds deposits. Money market index accounts increased as customers moved funds out of certificates of deposit during the period.  The Company also believes a portion of the deposit growth is related to business customers depositing their PPP loan proceeds in their DDA (Demand Deposit Account).  The Company’s strategy is to maintain deposit balances.  At June 30, 2021, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits and interest bearing demand deposits represented approximately 95.15% of total deposits.

Borrowings.  Total borrowing balances decreased from $78.9 million at December 31, 2020 to $78.4 million at June 30, 2021.

Capital Resources.  Total stockholders’ equity increased $16.8 million, or 4.8%, during the six month period ended June 30, 2021.  The increase in equity is due primarily to the net income addition to retained earnings less the amount of dividends paid.  Shareholders received $0.11 per share in cash dividends in each of the first two quarters in 2021. Book value per share increased from $12.42 per share at December 31, 2020 to $12.95 per share at June 30, 2021.  The Company’s tangible book value, which is a non-GAAP measure, per share also increased, from $10.66 per share at December 31, 2020 to $11.23 per share at June 30, 2021.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  The Company must hold a capital conservation buffer of 2.5% above adequately capitalized risk-based capital ratios.  At June 30, 2021 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 13.95%, total risk-based capital ratio stood at 15.54%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 14.39% and 9.70%, respectively, at June 30, 2021.  The Company opted not to phase in, over 3 years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2021.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2021.

Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to adopt a simple leverage ratio to measure capital adequacy.  The community bank leverage ratio framework removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that opts into the framework.

The community bank leverage ratio framework was available for banking organizations to use in their March 31, 2020, Call Report.  The Company has not elected to use the new framework as of June 30, 2021.

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

The Company evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized costs basis (impairment) is due to credit-related factors or noncredit-related factors.  In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes.  Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income.  Both the ACL and the charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL.  The Company has recorded no ACL related to the investment portfolio as of June 30, 2021.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At June 30, 2021, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.2 million. The outstanding balance at June 30, 2021 was $350 thousand.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of June 30, 2021, the Bank had outstanding balances with the Federal Home Loan Bank of $65.0 million with additional borrowing capacity of approximately $532.9 million with the FHLB, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

The primary investing activities of the Company are originating loans and purchasing securities.  During the first six months of 2021, net cash used by investing activities amounted to $289.6 million, compared to $162.6 million used in the same period in 2020.  Loan originations provided $120.3 million during the first six months of 2021, mainly due to the repayment of PPP loans, compared to the $151.8 million used during the same period in 2020.  Purchases of securities available for sale used $469.3 million for the quarter ended June 30, 2021 compared to $37.4 million during the first six months of 2020. The large increase is a result of the bank utilizing excess cash on hand.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings.  Net cash provided by financing activities amounted to $160.9 million for the period ended June 30, 2021, compared to $176.7 million provided in financing activities for the same period in 2020.  Deposits provided $167.9 million during the six month period ended June 30, 2021 compared to $247.3 million provided during the same period ended June 30, 2020.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $483.0 million at June 30, 2021 and $425.5 million at December 31, 2020.  Additionally, the Company committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At June 30, 2021 the Company has invested the full $8 million in these funds.

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

Changes In Interest Rate (basis points)	June 30, 2021 Result	December 31, 2020 Result	ALCO Guidelines
Net Interest Income Change
+300	3.8%	-1.6%	-15%
+200	2.4%	-1.2%	-10%
+100	1.0%	0.2%	-5%
-100	-3.6%	-2.8%	-5%
Net Present Value Of Equity Change
+300	14.1%	8.9%	-20%
+200	12.2%	5.0%	-15%
+100	7.7%	27.8%	-10%
-100	-16.0%	-19.0%	-10%

It should be noted that the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at June 30, 2021.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in the federal, state, or local tax laws may negatively impact our financial performance. On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the infrastructure plan. On April 28, 2021, President Biden announced additional significant proposals, including the American Families Plan, which are paid for largely by raising certain taxes.  Although the infrastructure plan has not reach congress, it is expected to proceed in some form this year due to the Democratic Party's slim majority in both houses of Congress. If adopted as proposed, the increase of the corporate tax rate would adversely affect our results of operations in future periods.

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

There was no treasury stock activity under the program during the three month period ended June 30, 2021.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2.1

Agreement and Plan of Merger by and among Farmers National Banc Corp., Cortland Bancorp, and FMNB Merger Subsidiary IV, LLC, dated as of June 22, 2021 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2021).

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

3.3	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

10.1*	Restricted Stock Award Agreement with Troy Adair (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).

10.2*	Change in Control Agreement with Troy Adair (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).

10.3*

Farmers National Banc Corp. Third Amended and Restated Executive Separation Policy (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2021).

10.4*	Form of Senior Executive Change in Control Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2021).

10.5*	Form of Executive Change in Control Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Carl D. Culp, Executive Vice President, Chief Financial Officer and Treasurer of the Company (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

* Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 5, 2021

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 5, 2021

/s/ Carl D. Culp
Carl D. Culp Senior Executive Vice President and Treasurer