Form 10-Q
period 2021-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2021-11-04
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2021
Common Stock, No Par Value	28,321,581 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$26,933	$20,503
Federal funds sold and other	52,875	234,118
TOTAL CASH AND CASH EQUIVALENTS	79,808	254,621
Securities available for sale	1,183,361	575,600
Other investments	19,041	21,528
Loans held for sale	2,628	4,766
Loans	1,894,216	2,078,044
Less allowance for loan losses	23,136	22,144
NET LOANS	1,871,080	2,055,900
Premises and equipment, net	24,790	25,620
Goodwill	45,775	45,775
Other intangibles, net	2,895	3,842
Bank owned life insurance	51,894	51,322
Other assets	35,775	32,174
TOTAL ASSETS	$3,317,047	$3,071,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$675,938	$608,791
Interest-bearing	2,190,475	1,970,087
Brokered time deposits	0	32,000
TOTAL DEPOSITS	2,866,413	2,610,878
Short-term borrowings	0	2,521
Long-term borrowings	49,649	76,385
Other liabilities	23,461	31,267
TOTAL LIABILITIES	2,939,523	2,721,051
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares; issued 29,577,827 in 2021 and 2020	208,539	208,763
Retained earnings	172,939	138,073
Accumulated other comprehensive income	14,260	22,032
Treasury stock, at cost; 1,256,246 shares in 2021 and 1,319,890 in 2020	(18,214)	(18,771)
TOTAL STOCKHOLDERS' EQUITY	377,524	350,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,317,047	$3,071,148

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$22,578	$24,228	$69,960	$73,071
Taxable securities	3,222	1,263	7,452	4,088
Tax exempt securities	2,430	1,954	6,846	5,689
Dividends	113	138	355	415
Federal funds sold and other interest income	32	52	161	231
TOTAL INTEREST AND DIVIDEND INCOME	28,375	27,635	84,774	83,494
INTEREST EXPENSE
Deposits	1,346	3,153	5,401	11,652
Short-term borrowings	0	14	7	352
Long-term borrowings	495	303	1,075	1,102
TOTAL INTEREST EXPENSE	1,841	3,470	6,483	13,106
NET INTEREST INCOME	26,534	24,165	78,291	70,388
Provision (credit) for credit losses	(947)	2,600	(472)	6,100
Provision (credit) for unfunded loans	(1)	0	(1)	0
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	27,482	21,565	78,764	64,288
NONINTEREST INCOME
Service charges on deposit accounts	924	904	2,522	2,752
Bank owned life insurance income, including death benefit	340	196	924	608
Trust fees	2,335	1,973	6,929	5,682
Insurance agency commissions	799	784	2,748	2,348
Security gains (losses), including fair value changes for equity securities	459	70	979	201
Retirement plan consulting fees	334	341	1,043	1,129
Investment commissions	638	353	1,665	1,080
Net gains on sale of loans	1,466	3,119	6,557	7,754
Other mortgage banking income , net	32	(21)	(138)	(194)
Debit card and EFT fees	1,128	1,048	3,438	2,866
Other operating income	560	450	2,039	1,436
TOTAL NONINTEREST INCOME	9,015	9,217	28,706	25,662
NONINTEREST EXPENSES
Salaries and employee benefits	9,321	10,244	29,163	30,188
Occupancy and equipment	1,899	1,719	6,064	5,194
State and local taxes	552	576	1,657	1,623
Professional fees	1,009	753	2,895	2,392
Merger related costs	472	58	588	1,425
Advertising	391	460	847	1,053
FDIC insurance	140	200	430	650
Intangible amortization	316	332	948	995
Core processing charges	860	925	2,318	2,720
Telephone and data	117	182	394	733
Other operating expenses	2,051	2,021	6,262	6,413
TOTAL NONINTEREST EXPENSES	17,128	17,470	51,566	53,386
INCOME BEFORE INCOME TAXES	19,369	13,312	55,904	36,564
INCOME TAXES	3,358	2,443	9,762	6,045
NET INCOME	$16,011	$10,869	$46,142	$30,519
EARNINGS PER SHARE - basic	$0.57	$0.39	$1.63	$1.08
EARNINGS PER SHARE - fully diluted	$0.56	$0.38	$1.63	$1.07

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
NET INCOME	$16,011	$10,869	$46,142	$30,519
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	(2,754)	700	(8,990)	13,894
Reclassification adjustment for (gains) realized in income	(464)	(48)	(848)	(318)
Net unrealized holding gains	(3,218)	652	(9,838)	13,576
Income tax effect	674	(138)	2,066	(2,852)
Other comprehensive income (loss), net of tax	(2,544)	514	(7,772)	10,724
TOTAL COMPREHENSIVE INCOME	$13,467	$11,383	$38,370	$41,243

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	September 30, 2021	September 30, 2020
COMMON STOCK
Beginning balance	$208,312	$208,390
Issued 2,445 treasury shares in 2021 and 6,439 treasury shares in 2020 under the Long Term Incentive Plan	(51)	(110)
Stock compensation expense for unvested shares	278	364
Ending balance	208,539	208,644

RETAINED EARNINGS
Beginning balance	160,042	122,061
Net income	16,011	10,869
Dividends paid at $0.11 per share in 2021 and 2020	(3,114)	(3,112)
Ending balance	172,939	129,818

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	16,804	20,036
Other comprehensive income (loss)	(2,544)	514
Ending balance	14,260	20,550

TREASURY STOCK, AT COST
Beginning balance	(18,250)	(19,135)
Issued 3,499 shares in 2021 and 8,000 shares in 2020 under the Long Term Incentive Plan	51	110
Retained 1,054 shares in 2021 and 1,561 shares in 2020 to cover tax withholdings under the Long Term Incentive Plan	(15)	(19)
Ending balance	(18,214)	(19,044)
TOTAL STOCKHOLDERS' EQUITY	$377,524	$339,968

	(In Thousands of Dollars)
	For the Nine Months Ended
(Unaudited)	September 30, 2021	September 30, 2020
COMMON STOCK
Beginning balance	$208,763	$186,345
Issued 74,522 treasury shares in 2021 and 60,242 treasury shares in 2020 under the Long Term Incentive Plan	(1,089)	(1,305)
Issued 1,398,229 shares in 2020 as part of a business combination	0	22,554
Stock compensation expense for unvested shares	865	1,050
Ending balance	208,539	208,644

RETAINED EARNINGS
Beginning balance	138,073	108,851
Net income	46,142	30,519
Cumulative impact of ASU 2016-13 adoption (CECL)	(1,936)	0
Dividends paid at $0.33 per share in 2021 and 2020	(9,340)	(9,552)
Ending balance	172,939	129,818

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	22,032	9,826
Other comprehensive income (loss)	(7,772)	10,724
Ending balance	14,260	20,550

TREASURY STOCK, AT COST
Beginning balance	(18,771)	(5,713)
Purchased 8,120 shares in 2021 and 942,967 shares in 2020	(116)	(14,238)
Issued 106,102 shares in 2021 and 95,389 shares in 2020 under the Long Term Incentive Plan	1,089	1,305
Retained 31,580 shares in 2021 and 35,147 shares in 2020 to cover tax withholdings under the Long Term Incentive Plan	(416)	(398)
Ending balance	(18,214)	(19,044)
TOTAL STOCKHOLDERS' EQUITY	$377,524	$339,968

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Nine Months Ended
(Unaudited)	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,142	$30,519
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for credit losses	(472)	6,100
Provision (credit) for unfunded loans	(1)	0
Depreciation and amortization	2,429	2,317
Net amortization of securities	2,254	1,782
Available for sale security gain	(838)	(318)
Realized (gains) losses on equity securities	(141)	117
Loss on premises and equipment sales and disposals, net	52	77
Stock compensation expense	865	1,050
Loss on adjustment of other real estate owned	0	4
Earnings on bank owned life insurance	(884)	(608)
Income recognized from death benefit on bank owned life insurance	(40)	0
Origination of loans held for sale	(236,319)	(180,876)
Proceeds from loans held for sale	244,876	184,772
Net gains on sale of loans	(6,557)	(7,754)
Net change in other assets and liabilities	(11,409)	(10,493)
NET CASH FROM OPERATING ACTIVITIES	39,957	26,689
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	48,681	37,371
Proceeds from sales of securities available for sale	35,176	17,664
Purchases of securities available for sale	(702,871)	(61,450)
Proceeds from sales of equity securities	87	54
Purchase of equity securities	(48)	(868)
Proceeds from maturities and repayments of SBIC funds	1,103	0
Purchases of SBIC funds	(784)	0
Proceeds from redemption of restricted stock	2,145	5,061
Purchase of restricted stock	(22)	(2,843)
Loan originations and payments, net	185,293	(155,658)
Proceeds from sale of other real estate owned	0	126
Proceeds from BOLI death benefit	352	0
Proceeds from land and building sales	0	502
Additions to premises and equipment	(460)	(3,623)
Net cash paid in business combinations	0	(8,136)
NET CASH FROM INVESTING ACTIVITIES	(431,348)	(171,800)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	255,535	346,117
Net change in short-term borrowings	(2,521)	(46,858)
Repayment of long-term borrowings	(26,980)	(1,779)
Cash dividends paid	(9,340)	(9,316)
Repurchase of common shares	(116)	(14,238)
NET CASH FROM FINANCING ACTIVITIES	216,578	273,926
NET CHANGE IN CASH AND CASH EQUIVALENTS	(174,813)	128,815
Beginning cash and cash equivalents	254,621	70,760
Ending cash and cash equivalents	$79,808	$199,575
Supplemental cash flow information:
Interest paid	$6,782	$13,367
Income taxes paid	$9,400	$7,200
Supplemental noncash disclosures:
Transfer of loans to other real estate	$0	$73
Security purchases not settled	$0	$2,466
Issuance of stock awards	$1,089	$1,305
Issuance of stock for business combinations	$0	$22,554

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

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).  The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.  Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of September 30, 2021.  Outstanding shares at September 30, 2021 were 28,321,581.

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

The Company evaluates AFS securities that are in an unrealized loss position on a quarterly basis to determine whether the decline in fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors.  In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes.  Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income.  Both the ACL and the charge to net income may be reversed if conditions change.  However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL.  The Company has recorded no ACL related to the investment portfolio as of September 30, 2021.

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

Prior to January 1, 2021, as described in further detail in the Company’s 2020 Form 10-K, the Company used an incurred loss impairment model.  This methodology assessed the overall appropriateness of the allowance for credit losses and included allocations for specifically identified impaired loans and loss factors for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors.  Impaired loans were individually assessed and measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent.  Loans that were determined not to be impaired were collectively evaluated for impairment, stratified by type and allocated loss ranges based on the Company’s actual historical loss ratios for each strata, and adjustments were also provided for certain environmental and other qualitative factors.

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

In addition, ASC Topic 326 requires the Company to establish a separate liability for anticipated credit losses for unfunded commitments.  The Company previously included this reserve in the ACL but it is now recorded as a reserve in other liabilities.  As of September 30, 2021 the balance was $437 thousand.

Risks and Uncertainties:

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  In addition, it has caused disruptions in the economy and has disrupted banking and other financial activity in the areas in which the Company operates, including but not limited to the current interest rate environment, increased inflation pressure, borrower and counterparty credit quality and market volatility.  While there has been no material impact to the Company’s business continuity or financial condition, the possibility of future challenges relating to COVID-19 remains.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout.  Most notably, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) and the Health and Economic Recovery Omnibus Emergency Solutions Act (“HEROES”), both signed into law during 2020, were multi trillion dollar legislative packages, and the American Rescue Plan Act (“American Rescue Plan”) signed into law on March 11, 2021, was a $1.9 trillion COVID-19 relief bill.  The goal of these acts was to provide economic stability during the pandemic through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.  The packages also included extensive emergency funding for hospitals and providers. The American Rescue Plan continued these measures by funding increases in vaccine distribution, additional cash payments to millions of Americans, extended unemployment benefits, and support for caregiving, nutrition programs, health care and pensions.  In addition to the general impact of COVID-19, certain provisions of these legislative acts, as well as other recent legislative and regulatory relief efforts, have had a material impact on the Company’s operations.

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

Financial position and results of operations:

A majority of the Company’s fee income declined and could be reduced further due to lingering COVID-19 affects.  In keeping with guidance from regulators, the Company worked with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees.  From the beginning of the pandemic in 2020 through the quarter ended September 30, 2021, the Company has waived $780 thousand in fees.  The Company recognizes that the breadth of the economic impact is likely to continue impacting its fee income in future periods.

The Company’s interest income improved in the quarter ended September 30, 2021, compared to the same period in 2020 and yet the net interest margin decreased by 8 basis points.  The margin could be reduced further due to COVID-19 and the continued low interest rate environment.  In keeping with guidance from regulators, the Company worked with COVID-19 affected borrowers to defer their payments.  Currently the Bank has one loan remaining that is deferring its loan payment.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity:

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses.  The Company relies on cash on hand as well as dividends from its subsidiaries.  If the Company’s capital deteriorates such that the Bank is unable to pay dividends to it for an extended period of time, the Company may not be able to pay dividends to shareholders.

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

Business Combinations:

On November 1, 2021, the Company completed the merger with Cortland Bancorp Inc. (“Cortland”), the parent company of The Cortland Savings and Banking Company (“Cortland Bank”), pursuant to the Agreement and Plan of Merger, dated as of June 22, 2021, as amended by that certain Amendment to Agreement and Plan of Merger, dated October 12, 2021 (collectively, the “Merger Agreement”), by and among the Company, Cortland, and FMNB Merger Subsidiary IV, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, on November 1, 2021, Cortland merged with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity in the Merger.  Promptly following the consummation of the Merger, Merger Sub was dissolved and liquidated and Cortland Bank merged with and into the Bank (the “Bank Merger”), with the Bank as the surviving bank in the Bank Merger.  The transaction received the approval of Cortland’s shareholders and all customary regulatory approvals.  Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each common share, without par value, of Cortland issued and outstanding immediately prior to the effective time (except for certain Cortland common shares held directly by Cortland or the Company) was converted into the right to receive, without interest, $28.00 per share in cash or 1.75 shares of the Company’s common stock, subject to an overall limitation of 75% of the Cortland shares being exchanged for the Company’s shares and the remaining 25% being exchanged for cash.

As of September 30, 2021, Cortland had total assets of $799.2 million, which included gross loans of $500.0 million, deposits of $693.0 million and equity of $83.0 million.  Cortland Bank has branches located in Trumbull, Mahoning, Portage, Summit and Cuyahoga Counties in Ohio.

On January 7, 2020, the Company completed the acquisition of Maple Leaf Financial, Inc. (“Maple Leaf”), the parent company of Geauga Savings Bank, with branches located in Cuyahoga and Geauga Counties in Ohio.  The Company is experiencing increased synergies and cost savings resulting from the combination of the two companies.  The transaction involved both cash and 1,398,229 shares of stock totaling $43.0 million.  Pursuant to the terms of the Merger Agreement, common shareholders of Maple Leaf had the right to receive $640.00 in cash or 45.5948 common shares, without par value, of the Company.  Holders of outstanding and unexercised warrants to purchase Maple Leaf Common Shares received an amount in cash equal to the excess of $640.00 over $370.00, the exercise price of such warrants.

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

(In thousands of dollars except per share results)	For Nine Months Ended Sept. 30, 2020
Net interest income	$70,568
Net income	$30,539
Basic earnings per share	$1.08
Diluted earnings per share	$1.07

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at September 30, 2021 and December 31, 2020 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
September 30, 2021
U.S. Treasury and U.S. government sponsored entities	$89,919	$53	$(1,502)	$88,470
State and political subdivisions	485,125	22,776	(618)	507,283
Corporate bonds	3,604	77	(14)	3,667
Mortgage-backed securities - residential	569,235	2,778	(5,909)	566,104
Collateralized mortgage obligations - residential	12,956	290	(5)	13,241
Small Business Administration	4,471	125	0	4,596
Totals	$1,165,310	$26,099	$(8,048)	$1,183,361

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2020
U.S. Treasury and U.S. government sponsored entities	$11,798	$101	$(54)	$11,845
State and political subdivisions	344,160	22,350	(204)	366,306
Corporate bonds	3,582	132	(2)	3,712
Mortgage-backed securities - residential	157,106	4,919	(243)	161,782
Collateralized mortgage obligations - residential	25,654	742	(3)	26,393
Small Business Administration	5,411	151	0	5,562
Totals	$547,711	$28,395	$(506)	$575,600

Proceeds from the sale of portfolio securities were $8.2 million and $35.2 million during the three and nine month periods ended September 30, 2021, respectively.  Gross gains of $458 thousand and $1.4 million along with gross losses of $1 thousand and $515 thousand were realized on these sales during the three and nine month periods ended September 30, 2021.  $5 thousand and $141 thousand of realized gains, for equity securities, were recognized in the income statement during the three and nine month periods ended September 30, 2021, respectively.

Proceeds from the sale of portfolio securities were $2.3 million during the three month and $17.7 million during the nine month periods ended September 30, 2020.  Gross gains were $48 thousand and $330 thousand for the three and nine month periods ended September 30, 2020, respectively.  There were $0 gross losses for the three month period and $12 thousand of realized losses for the nine month period ended September 30, 2020. $22 thousand of realized gains and $117 thousand of realized losses, related to equity securities, were recognized in income during the three and nine month periods ended September 30, 2020, respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2021
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$3,791	$3,820
One to five years	10,360	10,967
Five to ten years	125,179	125,944
Beyond ten years	439,318	458,689
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	586,662	583,941
Total	$1,165,310	$1,183,361

The following table summarizes the available for sale investment securities with unrealized losses at September 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
September 30, 2021

U.S. Treasury and U.S. government sponsored entities	$84,849	$(1,479)	$627	$(23)	$85,476	$(1,502)
State and political subdivisions	64,442	(562)	4,579	(56)	69,021	(618)
Corporate bonds	533	(11)	197	(3)	730	(14)
Mortgage-backed securities - residential	390,783	(5,909)	10	0	390,793	(5,909)
Collateralized mortgage obligations - residential	1,419	(2)	249	(3)	1,668	(5)
Total	$542,026	$(7,963)	$5,662	$(85)	$547,688	$(8,048)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2020

U.S. Treasury and U.S. government sponsored entities	$8,153	$(54)	$0	$0	$8,153	$(54)
State and political subdivisions	19,205	(204)	0	0	19,205	(204)
Corporate bonds	198	(2)	0	0	198	(2)
Mortgage-backed securities - residential	63,401	(243)	0	0	63,401	(243)
Collateralized mortgage obligations - residential	294	(3)	0	0	294	(3)
Total	$91,251	$(506)	$0	$0	$91,251	$(506)

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

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow analysis using the effective interest rate as of the security’s purchase date.  As of September 30, 2021, the Company’s security portfolio consisted of 718 securities, 146 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of U.S. Treasury and U.S. government sponsored entities and mortgage-backed securities.  The Company does not consider its AFS securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.  As of September 30, 2021 the Company has not recorded an allowance for credit losses on AFS securities.

Loans:

Acquired loans were transferred and are included in originated loans at period ended September 30, 2021.  This is to align with the calculation of the allowance for credit losses being used under the CECL model.  Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2021	December 31, 2020
Originated loans:
Commercial real estate
Owner occupied	$260,556	$215,187
Non-owner occupied	351,407	309,777
Farmland	176,190	156,277
Other	78,444	78,140
Commercial
Commercial and industrial	302,356	385,831
Agricultural	50,707	44,922
Residential real estate
1-4 family residential	376,901	324,723
Home equity lines of credit	106,750	92,968
Consumer
Indirect	158,617	164,620
Direct	21,520	23,348
Other	9,359	9,868
Total originated loans	$1,892,807	$1,805,661
Acquired loans:
Commercial real estate
Owner occupied	$0	$45,101
Non-owner occupied	0	52,863
Farmland	0	26,080
Other	0	12,868
Commercial
Commercial and industrial	0	18,662
Agricultural	0	4,850
Residential real estate
1-4 family residential	0	89,118
Home equity lines of credit	0	17,383
Consumer
Direct	0	5,128
Other	0	97
Total acquired loans	$0	$272,150
Net Deferred loan (fees) costs	1,409	233
Allowance for credit losses	(23,136)	(22,144)
Net loans	$1,871,080	$2,055,900

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine month periods ended September 30, 2021 and the activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2020:

Three Months Ended September 30, 2021

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$12,290	$4,600	$4,130	$3,786	$24,806
Adjustment related to reserve for unfunded loan reclass	$(245)	$(104)	$(73)	$(15)	(437)
Provision for credit losses	(454)	(655)	75	87	(947)
Loans charged off	(31)	(126)	(55)	(199)	(411)
Recoveries	1	15	41	68	125
Total ending allowance balance	$11,561	$3,730	$4,118	$3,727	$23,136

Nine Months Ended September 30, 2021

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$10,824	$5,073	$3,643	$2,604	$22,144
Adjustment related to reserve for unfunded loan reclass	(245)	(104)	(73)	(15)	(437)
Impact of CECL adoption	(2,076)	429	237	3,860	2,450
Provision for credit losses	3,077	(1,668)	411	(2,292)	(472)
Loans charged off	(51)	(198)	(221)	(727)	(1,197)
Recoveries	32	198	121	297	648
Total ending allowance balance	$11,561	$3,730	$4,118	$3,727	$23,136

Three Months Ended September 30, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$7,972	$3,293	$2,991	$2,704	$16,960
Provision for credit losses	1,052	1,090	414	44	2,600
Loans charged off	(20)	(92)	(22)	(259)	(393)
Recoveries	2	1	14	157	174
Total ending allowance balance	$9,006	$4,292	$3,397	$2,646	$19,341

Nine Months Ended September 30, 2020

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$6,156	$2,447	$3,029	$2,855	$14,487
Provision for credit losses	2,961	2,176	490	473	6,100
Loans charged off	(117)	(340)	(163)	(1,046)	(1,666)
Recoveries	6	9	41	364	420
Total ending allowance balance	$9,006	$4,292	$3,397	$2,646	$19,341

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$452	$0	$0	$335
Non-owner occupied	2,627	0	0	0
Farmland	277	0	0	0
Commercial
Commercial and industrial	5,177	3	3,312	22
Agricultural	34	0	205	0
Residential real estate
1-4 family residential	3,960	466	866	223
Home equity lines of credit	718	137	603	0
Consumer
Indirect	462	101	648	64
Direct	261	69	157	111
Other	0	0	1	5
Total originated loans	$13,968	$776	$5,792	$760
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$27	$0
Non-owner occupied	0	0	362	0
Farmland	0	0	471	95
Commercial
Commercial and industrial	0	0	477	0
Agricultural	0	0	4	0
Residential real estate
1-4 family residential	0	0	4,128	1,469
Home equity lines of credit	0	0	186	0
Consumer
Direct	0	0	58	6
Total acquired loans	$0	$0	$5,713	$1,570
Total loans	$13,968	$776	$11,505	$2,330

The following tables present the aging of the recorded investment in past due loans as of September 30, 2021 and December 31, 2020 by class of loans.  Note that loans on a current modification to defer payments under the CARES Act are included in loans not past due.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2021
Commercial real estate
Owner occupied	$72	$0	$452	$524	$259,656	$260,180
Non-owner occupied	0	0	2,627	2,627	348,267	350,894
Farmland	356	0	277	633	175,297	175,930
Other	0	0	0	0	78,217	78,217
Commercial
Commercial and industrial	112	358	5,180	5,650	294,434	300,084
Agricultural	87	9	34	130	50,756	50,886
Residential real estate
1-4 family residential	3,399	845	4,426	8,670	367,333	376,003
Home equity lines of credit	253	28	855	1,136	105,622	106,758
Consumer
Indirect	874	57	563	1,494	162,812	164,306
Direct	375	78	330	783	20,816	21,599
Other	33	8	0	41	9,318	9,359
Total loans	$5,561	$1,383	$14,744	$21,688	$1,872,528	$1,894,216

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2020
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$335	$335	$214,460	$214,795
Non-owner occupied	0	0	0	0	309,216	309,216
Farmland	0	0	0	0	156,053	156,053
Other	261	0	0	261	77,725	77,986
Commercial
Commercial and industrial	356	61	3,334	3,751	378,594	382,345
Agricultural	45	255	205	505	44,555	45,060
Residential real estate
1-4 family residential	1,668	974	1,089	3,731	320,129	323,860
Home equity lines of credit	419	0	603	1,022	91,957	92,979
Consumer
Indirect	1,046	285	712	2,043	168,245	170,288
Direct	284	120	268	672	22,789	23,461
Other	24	22	6	52	9,816	9,868
Total originated loans	$4,103	$1,717	$6,552	$12,372	$1,793,539	$1,805,911
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$27	$27	$45,072	$45,099
Non-owner occupied	197	0	362	559	52,295	52,854
Farmland	0	0	566	566	25,513	26,079
Other	0	0	0	0	12,868	12,868
Commercial
Commercial and industrial	19	390	477	886	17,772	18,658
Agricultural	4	0	4	8	4,841	4,849
Residential real estate
1-4 family residential	1,954	821	5,597	8,372	80,745	89,117
Home equity lines of credit	23	0	186	209	17,175	17,384
Consumer
Direct	20	49	64	133	4,995	5,128
Other	0	0	0	0	97	97
Total acquired loans	$2,217	$1,260	$7,283	$10,760	$261,373	$272,133
Total loans	$6,320	$2,977	$13,835	$23,132	$2,054,912	$2,078,044

Troubled Debt Restructurings

Total troubled debt restructurings were $4.0 million and $4.1 million at September 30, 2021, and December 31, 2020.  The Company has allocated $109 thousand and $81 thousand of specific reserves to loans whose terms have been modified in troubled debt restructurings at September 30, 2021, and December 31, 2020, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at September 30, 2021, and at December 31, 2020.

During the three and nine month periods ended September 30, 2021 and 2020, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal, interest and/or escrow; or a legal concession.  During the three month period ended September 30, 2021, the terms of such loans included a reduction of the stated interest rate of the loan of 0.25% and an extension of the maturity date of 193 months.  During the same three month period in 2020, the terms of such loans included a reduction of the stated interest rate of the loan of 2.25% and an extension of the maturity date of 48 months.  During the nine month period ended September 30, 2021, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 0.25% and 4.075% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 22 days to 361 months.  During the same nine month period in 2020, the terms of such loans included a reduction of the stated interest rate of the loan in the range of 1.00% and 2.25% and an extensions of the maturity dates in the range of 48 to 183 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2021 and 2020:

		Pre- Modification	Post- Modification
Three Months Ended September 30, 2021	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Residential real estate
1-4 family residential	2	$215	$233
Home equity lines of credit	1	103	103
Consumer
Indirect	5	30	30
Direct	1	10	10
Total loans	9	$358	$376

		Pre- Modification	Post- Modification
Nine Months Ended September 30, 2021	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Commercial	4	$22	$22
Residential real estate
1-4 family residential	6	426	414
Home equity lines of credit	5	201	201
Consumer
Indirect	12	121	121
Direct	3	16	16
Total loans	30	$786	$774

		Pre- Modification	Post- Modification
Three Months Ended September 30, 2020	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Consumer
Indirect	2	$3	$3
Total originated loans	2	$3	$3
Acquired loans:
Residential real estate
1-4 family residential	1	60	64
Total acquired loans	1	$60	$64
Total loans	3	$63	$67

		Pre- Modification	Post- Modification
Nine Months Ended September 30, 2020	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Originated loans:
Commercial	1	$21	$21
Residential real estate
1-4 family residential	6	245	246
Home equity lines of credit	4	100	102
Consumer
Indirect	19	124	124
Other	1	15	15
Total originated loans	31	$505	$508
Acquired loans:
1-4 family residential	3	140	144
Total acquired loans	3	$140	$144
Total loans	34	$645	$652

There were $15 thousand and $91 thousand in charge offs during the three and nine month periods ended September 30, 2021, respectively. There was $15 thousand and $90 thousand increase to the provision for loan losses during the three and nine month periods ended September 30, 2021, respectively, as a result of outstanding troubled debt restructurings.  There were $33 thousand and $72 thousand in charge offs during the three and nine month periods ended September 30, 2020, respectively. There was a $33 thousand and a $72 thousand increase to the provision during the three and nine month period ended September 30, 2020, respectively, as a result of troubled debt restructurings.

There were two commercial loans, one residential loan, and one indirect loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and nine month period ended September 30, 2021.  There was one commercial loan past due at September 30, 2021.  There was no provision recorded as a result of the defaults during 2021.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were two commercial farmland loans and one commercial loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month and nine month periods ended September 30, 2020.  There was no provision recorded as a result of the defaults during 2020.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Farmers is also a preferred U.S. Small Business Administration (“SBA”) lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the Paycheck Protection Program (“PPP”) under the CARES Act, so they could obtain SBA approval and receive funding as quickly as possible. During the period of the PPP program, the Company facilitated PPP assistance to 1,714 business customers totaling $199.8 million.  The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020.  The SBA has up to ninety days to review an application for PPP forgiveness and provide a decision at the end of that review.  Once forgiveness of the PPP loan has been communicated and payment is received from the SBA, the Company will record the cash received from the SBA, pay-off the loans based on the amount of forgiveness provided and accelerate the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that are forgiven.  During the period ended September 30, 2021, the Company has received life to date payments from the SBA for forgiveness of loans totaling $198.4 million, or approximately 99.2% of the PPP loans originated in 2020. The Company has processed $84.0 million in new loans for PPP loan funding during 2021. The Company has also received payments from the SBA for forgiveness of loans totaling $29.2 million, or approximately 34.7%, of PPP loans originated in 2021.

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

As of September 30, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
September 30, 2021
Commercial real estate
Owner occupied	$251,517	$6,470	$2,193	$260,180
Non-owner occupied	326,515	14,500	9,879	350,894
Farmland	172,370	2,174	1,386	175,930
Other	77,304	773	140	78,217
Commercial
Commercial and industrial	291,700	536	7,848	300,084
Agricultural	50,268	521	97	50,886
Total loans	$1,169,674	$24,974	$21,543	$1,216,191

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2020
Originated loans:
Commercial real estate
Owner occupied	$208,289	$5,121	$1,385	$214,795
Non-owner occupied	290,773	11,240	7,203	309,216
Farmland	153,225	2,464	364	156,053
Other	77,432	387	167	77,986
Commercial
Commercial and industrial	372,083	1,522	8,740	382,345
Agricultural	44,527	320	213	45,060
Total originated loans	$1,146,329	$21,054	$18,072	$1,185,455
Acquired loans:
Commercial real estate
Owner occupied	$44,031	$87	$981	$45,099
Non-owner occupied	50,053	49	2,752	52,854
Farmland	24,637	100	1,342	26,079
Other	12,868	0	0	12,868
Commercial
Commercial and industrial	16,246	0	2,412	18,658
Agricultural	4,481	303	65	4,849
Total acquired loans	$152,316	$539	$7,552	$160,407
Total loans	$1,298,645	$21,593	$25,624	$1,345,862

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses.  For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at September 30, 2021, other real estate owned and foreclosure properties were $0 and $314 thousand, respectively.  At December 31, 2020, other real estate owned and foreclosure properties were $0 and $699 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2021 and December 31, 2020.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2021
Performing	$371,577	$105,903	$163,743	$21,269	$9,359
Nonperforming	4,426	855	563	330	0
Total loans	$376,003	$106,758	$164,306	$21,599	$9,359

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2020
Originated loans:
Performing	$322,771	$92,376	$169,576	$23,193	$9,862
Nonperforming	1,089	603	712	268	6
Total originated loans	$323,860	$92,979	$170,288	$23,461	$9,868
Acquired loans:
Performing	$83,520	$17,198	$0	$5,064	$97
Nonperforming	5,597	186	0	64	0
Total acquired loans	89,117	17,384	0	5,128	97
Total loans	$412,977	$110,363	$170,288	$28,589	$9,965

The following table presents total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year

As of September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$79,167	$103,241	$128,436	$93,100	$65,831	$169,999	$15,562	$655,336
Special mention	773	0	9,518	1,716	2,892	6,365	479	21,743
Substandard	0	327	2,284	502	90	8,888	121	12,212
Total commercial real estate loans	$79,940	$103,568	$140,238	$95,318	$68,813	$185,252	$16,162	$689,291

Commercial
Risk Rating
Pass	$90,549	$59,498	$25,933	$29,075	$11,732	$18,807	$56,106	$291,700
Special mention	220	106	87	0	0	0	123	536
Substandard	3,119	1,881	334	265	814	84	1,351	7,848
Total commercial loans	$93,888	$61,485	$26,354	$29,340	$12,546	$18,891	$57,580	$300,084

Agricultural
Risk Rating
Pass	$30,585	$54,038	$30,248	$31,198	$20,075	$38,288	$18,206	$222,638
Special mention	0	238	33	0	2,075	0	349	2,695
Substandard	356	21	66	13	0	997	30	1,483
Total agricultural loans	$30,941	$54,297	$30,347	$31,211	$22,150	$39,285	$18,585	$226,816

Residential real estate
Risk Rating
Pass	$48,989	$78,879	$37,697	$29,361	$39,854	$129,640	$2,685	$367,105
Special mention	0	0	0	0	0	0	0	0
Substandard	50	0	23	54	588	8,183	0	8,898
Total residential real estate loans	$49,039	$78,879	$37,720	$29,415	$40,442	$137,823	$2,685	$376,003

Home equity lines of credit
Risk Rating
Pass	$146	$0	$0	$0	$99	$1,213	$103,502	$104,960
Special mention	0	0	0	0	0	0	48	48
Substandard	0	0	20	74	77	1,357	222	1,750
Total home equity lines of credit	$146	$0	$20	$74	$176	$2,570	$103,772	$106,758

Consumer
Risk Rating
Pass	$46,676	$50,526	$39,119	$23,551	$11,356	$16,516	$6,194	$193,938
Special mention	0	0	0	0	0	0	0	0
Substandard	32	321	173	205	162	433	0	1,326
Total consumer loans	$46,708	$50,847	$39,292	$23,756	$11,518	$16,949	$6,194	$195,264

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

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and nine months ended September 30, 2021 and 2020.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended September 30, 2021
Service charges on deposit accounts	$0	$924	$924
Debit card and EFT fees	0	1,128	1,128
Trust fees	2,335	0	2,335
Insurance agency commissions	0	799	799
Retirement plan consulting fees	334	0	334
Investment commissions	0	638	638
Other (outside the scope of ASC 606)	0	2,857	2,857
Total noninterest income	$2,669	$6,346	$9,015

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended September 30, 2020
Service charges on deposit accounts	$0	$904	$904
Debit card and EFT fees	0	1,048	1,048
Trust fees	1,973	0	1,973
Insurance agency commissions	0	784	784
Retirement plan consulting fees	341	0	341
Investment commissions	0	353	353
Other (outside the scope of ASC 606)	0	3,814	3,814
Total noninterest income	$2,314	$6,903	$9,217

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Nine Months Ended September 30, 2021
Service charges on deposit accounts	$0	$2,522	$2,522
Debit card and EFT fees	0	3,438	3,438
Trust fees	6,929	0	6,929
Insurance agency commissions	0	2,748	2,748
Retirement plan consulting fees	1,043	0	1,043
Investment commissions	0	1,665	1,665
Other (outside the scope of ASC 606)	0	10,361	10,361
Total noninterest income	$7,972	$20,734	$28,706

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Nine Months Ended September 30, 2020
Service charges on deposit accounts	$0	$2,752	$2,752
Debit card and EFT fees	0	2,866	2,866
Trust fees	5,682	0	5,682
Insurance agency commissions	0	2,348	2,348
Retirement plan consulting fees	1,129	0	1,129
Investment commissions	0	1,080	1,080
Other (outside the scope of ASC 606)	0	9,805	9,805
Total noninterest income	$6,811	$18,851	$25,662

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

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company.  The sales are conducted through a third-party broker-dealer.  When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to the third party broker dealer.  Investment commissions represent only 1.5% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and values securities using exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with exit pricing, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended September 30, 2021 and for the year ended December 31, 2020, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2021 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$88,470	$0	$88,470	$0
State and political subdivisions	507,283	0	507,283	0
Corporate bonds	3,667	0	3,667	0
Mortgage-backed securities-residential	566,104	0	566,101	3
Collateralized mortgage obligations	13,241	0	13,241	0
Small Business Administration	4,596	0	4,596	0
Equity securities
Equity securities at fair value	493	493	0	0
Other investments measured at net asset value	6,024	n/a	n/a	n/a
Total investment securities	$1,189,878	$493	$1,183,358	$3
Interest rate swaps	$2,768	$0	$2,768	$0
Financial Liabilities
Interest rate swaps	$2,768	$0	$2,768	$0

	Fair Value Measurements at December 31, 2020 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$11,845	$0	$11,845	$0
State and political subdivisions	366,306	0	366,306	0
Corporate bonds	3,712	0	3,712	0
Mortgage-backed securities-residential	161,782	0	161,778	4
Collateralized mortgage obligations	26,393	0	26,393	0
Small Business Administration	5,562	0	5,562	0
Equity securities
Equity securities at fair value	538	538	0	0
Other investments measured at net asset value	6,343	n/a	n/a	n/a
Total investment securities	$582,481	$538	$575,596	$4
Interest rate swaps	$4,221	$0	$4,221	$0
Financial Liabilities
Interest rate swaps	$4,221	$0	$4,221	$0

There were no significant transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2021 and 2020.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended September 30,		Nine Months ended September 30,
(In Thousands of Dollars)	2021	2020	2021	2020
Beginning Balance	$3	$4	$4	$5
Transfers from level 2	0	0	0	0
Repayments, calls and maturities	0	0	(1)	(1)
Ending Balance	$3	$4	$3	$4

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2021 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Commercial
Commercial and industrial	$2,954	$0	$0	$2,954
1–4 family residential	82	0	0	82

	Fair Value Measurements at December 31, 2020 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial	$1,770	$0	$0	$1,770
1–4 family residential	82	0	0	82
Consumer	36	0	0	36

Collateral dependent loans were individually evaluated under ASC 326 for the period ended September 30, 2021, while impaired loans from the period ended December 31, 2020 were individually evaluated under ASC 310.  Collateral dependent loans had a principal balance of $3.5 million with a valuation allowance of $435 thousand at September 30, 2021.  Impaired loans that were measured for impairment using the fair value of the collateral had a principal balance of $2.3 million, with a valuation allowance of $368 thousand at December 31, 2020.  Excluded from the above tables at September 30, 2021 and December 31, 2020, are $724 thousand and $513 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended September 30, 2021 and December 31, 2020:

September 30, 2021	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial	$2,954	Sales Comparison	Adjustment for differences between comparable sales	(14.66%) - 8.99% (0%)
Residential	82	Sales comparison	Adjustment for differences between comparable sales	(3.84%) - 3.22% (0.12%)

December 31, 2020	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Commercial	$1,770	Sales comparison	Adjustment for differences between comparable sales	(24.01%) - 17.93% (0.48%)
Residential	82	Sales comparison	Adjustment for differences between comparable sales	(40.00%) - 47.15% (17.77%)
Consumer	36	Sales comparison	Adjustment for differences between comparable sales	(23.60%) - 23.60% (0.00%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at September 30, 2021 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$79,808	$26,933	$52,875	$0	$79,808
Restricted stock	12,524	n/a	n/a	n/a	n/a
Loans held for sale	2,628	0	2,707	0	2,707
Loans, net	1,871,080	0	0	1,857,184	1,857,184
Accrued interest receivable	9,930	0	5,126	4,804	9,930
Financial liabilities
Deposits	2,866,413	2,514,758	350,919	0	2,865,677
Long-term borrowings	49,649	0	49,267	0	49,267
Accrued interest payable	389	26	363	0	389

		Fair Value Measurements at December 31, 2020 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$254,621	$20,503	$234,118	$0	$254,621
Restricted stock	14,647	n/a	n/a	n/a	n/a
Loans held for sale	4,766	0	4,909	0	4,909
Loans, net	2,055,900	0	0	2,036,872	2,036,872
Accrued interest receivable	9,880	0	3,297	6,583	9,880
Financial liabilities
Deposits	2,610,878	2,097,732	487,105	0	2,584,837
Short-term borrowings	2,521	0	2,521	0	2,521
Long-term borrowings	76,385	0	77,189	0	77,189
Accrued interest payable	690	36	654	0	690

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

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchase of Maple Leaf in January 2020 and other past acquisitions totaled $45.8 million at September 30, 2021 and December 31, 2020.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting units is determined using a combination of a discounted cash flow method and a guideline public company method.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2021		December 31, 2020
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,557)	$7,210	$(6,318)
Non-compete contracts	430	(391)	430	(388)
Trade name	520	(350)	520	(320)
Core deposit intangible	6,979	(4,946)	6,979	(4,271)
Total	$15,139	$(12,244)	$15,139	$(11,297)

Aggregate amortization expense was $316 thousand and $948 thousand for the three and nine month periods ended September 30, 2021.  Amortization expense was $332 thousand and $995 thousand for the three and nine months ended September 30, 2020.

Estimated amortization expense for each of the next five periods and thereafter:

2021 (3 months)	$318
2022	1,090
2023	617
2024	314
2025	253
Thereafter	303
Total	$2,895

Leases:

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of 7 months to 8.3 years, some of which include options to extend the lease for up to 10 years and some of which include options to terminate the leases within 2 months.

The right of use asset and lease liability were $4.5 million and $4.7 million as of September 30, 2021 and $4.8 million and $5.0 million at December 31, 2020.

Lease payments made for the three and nine month period ended September 30, 2021, were $206 thousand and $610 thousand, while lease payments made for the three and nine month period ended September 30, 2020, were $191 thousand and $581 thousand, respectively. Interest expense and amortization expense on finance leases for the three month period ended September 30, 2021, was $44 thousand and $124 thousand, and $116 thousand and $366 thousand for the nine month period ended September 30, 2021.  Interest expense and amortization expense on finance leases for the three month period ended September 30, 2020, was $38 thousand and $121 thousand, and $95 thousand and $334 thousand for the nine month period ended September 30, 2020.  The weighted-average remaining lease term for all leases was 4.2 years as of September 30, 2021 and the weighted-average discount rate was 2.4%.

Maturities of lease liabilities are as follows as of September 30, 2021:

2021 (3 months)	$201
2022	647
2023	592
2024	417
2025	424
Thereafter	3,240
Total Payments	5,521
Less: Imputed Interest	(834)
Total	$4,687

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

Summary information about these interest-rate swaps at periods ended September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Notional amounts (In thousands)	$48,985	$41,315
Weighted average pay rate on interest-rate swaps	4.63%	4.63%
Weighted average receive rate on interest-rate swaps	2.27%	2.36%
Weighted average maturity (years)	3.9	4.3
Fair value of interest-rate swaps (In thousands)	$(2,768)	$(4,221)
Fair value of loan yield maintenance provisions (In thousands)	$2,768	$4,221

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported in earnings, as other noninterest income in the consolidated statements of income.  For the three month and nine month periods ended September 30, 2021 and 2020 there were no net gains or losses recognized in earnings.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic EPS
Net income (In thousands)	$16,011	$10,869	$46,142	$30,519
Weighted average shares outstanding	28,246,206	28,182,744	28,235,732	28,293,445
Basic earnings per share	$0.57	$0.39	$1.63	$1.08

Diluted EPS
Net income (In thousands)	$16,011	$10,869	$46,142	$30,519
Weighted average shares outstanding for basic earnings per share	28,246,206	28,182,744	28,235,732	28,293,445
Dilutive effect of restricted stock awards	114,355	107,778	102,813	127,779
Weighted average shares for diluted earnings per share	28,360,561	28,290,522	28,338,545	28,421,224
Diluted earnings per share	$0.56	$0.38	$1.63	$1.07

There were 17,495 and 94,247 restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2021, respectively.  There were no restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2020.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of the Company’s executives with those of the Company’s shareholders.  There were 38,061 service time based share awards and 58,245 performance based share awards granted under the 2017 Plan during the nine month period ended September 30, 2021, as shown in the table below.  The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2023.  As of September 30, 2021, 300,009 shares are still available to be awarded from the 2017 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $278 thousand and $865 thousand for the three and nine month periods ended September 30, 2021, respectively.  During the prior periods, the expense recognized was $364 thousand and $1.1 million for the three and nine month periods ended September 30, 2020, respectively.  As of September 30, 2021, there was $1.7 million of total unrecognized compensation expense related to the nonvested shares granted under the Plans.  The remaining cost is expected to be recognized over 2.6 years.

The following is the activity under the Plans during the nine month period ended September 30, 2021.

	Nine Months Ended September 30, 2021
	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	67,765	$14.32	153,070	$14.46
Granted	38,061	15.45	58,245	14.21
Vested	(26,621)	14.41	(52,327)	14.34
Forfeited	(4,758)	14.15	0	0
Ending balance - non-vested shares	74,447	$14.94	158,988	$14.40

The 78,948 shares that vested during the nine month period ended September 30, 2021 had a weighted average fair value of $14.36 per share.

Other Comprehensive Income (Loss):

The following table represents the details of other comprehensive income for the three and nine month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (loss) on available-for-sale securities during the period	$(2,754)	$578	$(2,176)
Reclassification adjustment for (gains) included in net income (1)	(464)	96	(368)
Net other comprehensive income	$(3,218)	$674	$(2,544)

	Three Months Ended September 30, 2020
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$700	$(147)	$553
Reclassification adjustment for (gains) included in net income (1)	(48)	9	(39)
Net other comprehensive income	$652	$(138)	$514

	Nine Months Ended September 30, 2021
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains (loss) on available-for-sale securities during the period	$(8,990)	$1,888	$(7,102)
Reclassification adjustment for (gains) included in net income (1)	(848)	178	(670)
Net other comprehensive income	$(9,838)	$2,066	$(7,772)

	Nine Months Ended September 30, 2020
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$13,894	$(2,918)	$10,976
Reclassification adjustment for (gains) losses included in net income (1)	(318)	66	(252)
Net other comprehensive income	$13,576	$(2,852)	$10,724

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of September 30, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at September 30, 2021 and December 31, 2020:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Common equity tier 1 capital ratio
Consolidated	$315,850	14.55%	$97,715	4.5%	N/A	N/A
Bank	265,224	12.23%	97,606	4.5%	140,986	6.5%
Total risk based capital ratio
Consolidated	351,987	16.21%	173,715	8.0%	N/A	N/A
Bank	288,360	13.29%	173,521	8.0%	216,901	10.0%
Tier 1 risk based capital ratio
Consolidated	328,850	15.14%	130,286	6.0%	N/A	N/A
Bank	265,224	12.23%	130,141	6.0%	173,521	8.0%
Tier 1 leverage ratio
Consolidated	328,850	10.17%	129,307	4.0%	N/A	N/A
Bank	265,224	8.25%	128,647	4.0%	160,809	5.0%

December 31, 2020
Common equity tier 1 capital ratio
Consolidated	$279,864	13.22%	$95,211	4.5%	N/A	N/A
Bank	268,041	12.71%	94,903	4.5%	$137,083	6.5%
Total risk based capital ratio
Consolidated	311,413	14.72%	169,264	8.0%	N/A	N/A
Bank	290,185	13.76%	168,717	8.0%	210,897	10.0%
Tier 1 risk based capital ratio
Consolidated	289,269	13.67%	126,948	6.0%	N/A	N/A
Bank	268,041	12.71%	126,538	6.0%	168,717	8.0%
Tier 1 leverage ratio
Consolidated	289,269	9.77%	118,464	4.0%	N/A	N/A
Bank	268,041	9.10%	117,877	4.0%	147,346	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
September 30, 2021
Goodwill and other intangibles	$5,872	$46,356	$(3,558)	$48,670
Total assets	$14,732	$3,298,987	$3,328	$3,317,047

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2020
Goodwill and other intangibles	$6,046	$47,129	$(3,558)	$49,617
Total assets	$15,147	$3,055,628	$373	$3,071,148

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2021
Net interest income	$31	$26,798	$(295)	$26,534
Provision for credit losses and unfunded loans	0	(948)	0	(948)
Service fees, security gains and other noninterest income	2,707	6,385	(77)	9,015
Noninterest expense	1,726	14,586	(12)	16,300
Amortization and depreciation expense	67	653	108	828
Income before taxes	945	18,892	(468)	19,369
Income taxes	198	3,310	(150)	3,358
Net income	$747	$15,582	$(318)	$16,011

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2021
Net interest income	$94	$78,597	$(400)	$78,291
Provision for credit losses and unfunded loans	0	(473)	0	(473)
Service fees, security gains and other noninterest income	8,108	20,726	(128)	28,706
Noninterest expense	4,818	44,727	(409)	49,136
Amortization and depreciation expense	194	1,992	244	2,430
Income before taxes	3,190	53,077	(363)	55,904
Income taxes	669	9,379	(286)	9,762
Net income	$2,521	$43,698	$(77)	$46,142

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2020
Net interest income	$31	$24,197	$(63)	$24,165
Provision for credit losses and unfunded loans	0	2,600	0	2,600
Service fees, security gains and other noninterest income	2,357	6,924	(64)	9,217
Noninterest expense	1,507	15,112	63	16,682
Amortization and depreciation expense	88	632	68	788
Income before taxes	793	12,777	(258)	13,312
Income taxes	166	2,397	(120)	2,443
Net income	$627	$10,380	$(138)	$10,869

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2020
Net interest income	$95	$70,540	$(247)	$70,388
Provision for credit losses and unfunded loans	0	6,100	0	6,100
Service fees, security gains and other noninterest income	6,922	19,086	(346)	25,662
Noninterest expense	4,549	45,886	634	51,069
Amortization and depreciation expense	228	1,905	184	2,317
Income before taxes	2,240	35,735	(1,411)	36,564
Income taxes	470	6,051	(476)	6,045
Net income	$1,770	$29,684	$(935)	$30,519

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

 The Company had  no securities sold under repurchase agreements at September 30, 2021 and $2.2 million in securities sold under repurchase agreements at December 31, 2020.  In addition, the Company had a $350,000 balance on a line of credit with one lending institution at December 31, 2020.  There was no balance on this line at September 30, 2021.

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. Government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of $2.3 million at December 31, 2020.

Long-term borrowings:

There were $40.0 million in long-term Federal Home Loan Bank Advances at September 30, 2021 with a weighted average interest rate of 1.79%.  Long-term Federal Home Loan Bank Advances were $67.0 million at December 31, 2020 and had a weighted average interest rate of 1.39%.  In addition, the Company had two Trust Preferred Debentures with an outstanding balance of $9.6 million at September 30, 2021 and $9.4 million at December 31, 2020.  Both of these debentures mature in calendar year 2036.  The debentures have a weighted average interest rate of 1.89% and 1.99% at September 30, 2021 and December 31, 2020, respectively.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans.  Based on this collateral, the Bank is eligible to borrow an additional $579.9 million at September 30, 2021.  The advance is subject to a prepayment penalty if paid prior to its maturity date.

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

Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s 2020 Form 10-K, as updated in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

The Company’s results of operations for the quarter ended September 30, 2021 are discussed below.  However, the Company’s past results of operations may not reflect its future operating trends.  In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s business.  Regulatory actions in response to the COVID-19 pandemic have varied across jurisdictions and have included some limited closures of nonessential businesses, affecting customers of the Company.  The duration, extent and the effect of the government’s response to the economy is unknown.

The Company’s net income for the three months ended September 30, 2021, was $16.0 million, or $0.56 per diluted share, which compares to $10.9 million, or $0.38 per diluted share, for the three months ended September 30, 2020.  The results for the quarter were positively impacted by a negative provision for credit losses totaling $948 thousand pre-tax which was primarily due to a release of reserves for credit losses.  Net income excluding acquisition costs (non-GAAP) for the quarter ended September 30, 2021, was $16.5 million or $0.58 per share, compared to $10.9 million or $0.39 per share for the same quarter in 2020.  Annualized return on average assets and annualized return on average equity were 1.92% and 16.93%, respectively, for the three month period ended September 30, 2021, compared to 1.46% and 12.87% for the same three month period in 2020.  Farmers’ annualized return on average tangible equity (non-GAAP) was 19.63% for the quarter ended September 30, 2021 compared to 15.30% for the same quarter in 2020.

Net income for the nine months ended September 30, 2021 was $46.1 million, or $1.63 per diluted share, compared to $30.5 million, or $1.07 per diluted share, for the same nine month period in 2020.  Net income excluding acquisition costs (non-GAAP) for the nine months ended September 30, 2021 was $46.6 million, or $1.65 per share, compared to $31.7 million, or $1.11 per share for the same period in 2020.  Annualized return on average assets and return on average equity were 1.90% and 17.05%, respectively, for the nine month period ending September 30, 2021, compared to 1.45% and 12.84% for the same period in 2020.

On November 1, 2021, the Company completed the Merger with Cortland.  The transaction will increase Farmers’ market share in Trumbull, Mahoning and Cuyahoga Counties and will enable Farmers to continue building local scale throughout Northeast Ohio.  As of September 30, 2021, Cortland had total assets of $799.2 million, which included gross loans of $500.0 million, deposits of $693.0 million and equity of $83.0 million. See “Business Combinations” in the Notes to Unaudited Consolidated Financial Statements above for additional information regarding the Merger.

Total loans were $1.89 billion at September 30, 2021 compared to $2.08 billion at December 31, 2020, representing an annualized growth rate of (9.13%).  The decrease in loans has occurred primarily in the PPP category, with $53.6 million, net of deferred fees, in outstanding balances at September 30, 2021 compared to $128.1 million at December 31, 2020 representing a decrease of $74.5 million, or 58.2%.  Average loans now comprise 61.4% of the Bank's third quarter average earning assets at September 30, 2021, compared to 77.2% for the same period in 2020.

Non-performing assets to total assets remain at a low level, currently at 0.44%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $6.9 million, or 0.37% of total loans, at September 30, 2021.  Net charge-offs for the current quarter were $286 thousand, compared to $219 thousand in the same quarter in 2020 and net charge-offs as a percentage of average net loans outstanding is only 0.06% for the quarter ended September 30, 2021, compared to 0.04% in the same quarter in 2020.  Loan modifications due to COVID-19 could negatively impact these ratios in future periods.

Due to a decline in loan balances, a decrease in a specific reserve on one loan, and a continued decline in historical loss ratios, the Company recorded a negative provision for credit losses of $948,000 for the quarter ended September 30, 2021, compared to the $2.6 million of loan loss provision recorded in the third quarter of 2020.  As an overall percentage of loans, the allowance for credit losses increased to 1.22% for the current quarter compared to 0.90% for the quarter ended September 30, 2020.  Excluding the PPP loans, this allowance for credit losses to gross loans ratio increased to 1.26% (non-GAAP) as of September 30, 2021, and the ratio of the allowance for credit losses to gross loans, excluding PPP loans and acquired loans is 1.42% (non-GAAP).

The net interest margin for the three months ended September 30, 2021, was 3.47%, an 8 basis point decrease from the quarter ended September 30, 2020.  In comparing the third quarter of 2021 to the same period in 2020, asset yields decreased 35 basis points, while the cost of interest-bearing liabilities decreased 36 basis points.  Most of the decrease in the asset yields was the result of lower rates earned on taxable and tax-exempt securities.

The net interest margin for the nine months ended September 30, 2021, was 3.50%, a 14 basis point decrease from the nine month period ended September 30, 2020.  Asset yields decreased 57 basis points, while the cost of interest-bearing liabilities decreased 51 basis points.  The reasons for the decreases are similar to those for the third quarter discussed above.

Noninterest income was down slightly to $9.0 million for the quarter ended September 30, 2021, compared to $9.2 million in the same quarter in 2020.  Net gains on the sale of loans was down $1.7 million, or 53.0%, for the third quarter of 2021 compared to the third quarter of 2020 due to lower origination volumes.  This decline was offset by an increase in trust fees of $362 thousand, or 18.4%, investment commissions of $285 thousand, or 80.7%, security gains of $389 thousand, or 555.7% and bank owned life insurance income of $144 thousand, or 73.5%.    For the nine month period, noninterest income increased 11.9% to $28.7 million compared to $25.7 million for the same period of 2020.  The reasons for the increases are similar to those for the third quarter discussed above.

The Company has remained committed to managing its level of noninterest expenses.  Total noninterest expenses for the third quarter of 2021 decreased 2.0% to $17.1 million compared to $17.5 million in the same quarter in 2020. Excluding merger related costs and a $326 thousand prepayment penalty for the payoff of a $25 million FHLB advance, noninterest expense has declined $1.1 million from the third quarter of 2020 to the third quarter of 2021.  The $342 thousand decline in noninterest expense from the third quarter of 2020 to the third quarter of 2021 was primarily due to a $923 thousand, or 9.0% decline in salaries and employee benefits, offset by an increase of $180 thousand, or 10.5%, in occupancy and equipment, $256 thousand, or 34.0%, in professional fees and $414 thousand, or 713.8%, in merger related expenses.  The drop in salary and employee benefits was due to lower health insurance costs compared to the same quarter in 2020 along with lower incentive compensation expense and a greater amount of contra salary expense fromFAS91 deferrals.  For the nine month period ended September 30, 2021, noninterest expenses decreased 3.4% to $51.6 million compared to $53.4 million for the same period in 2020.  The reasons for the decreases are similar to those for the third quarter discussed above except for merger related expenses, which decreased $837 thousand, or 58.7%, for the nine month period ended September 30, 2021.

The efficiency ratio for the quarter ended September 30, 2021 improved to 46.0% compared to 50.4% for the same quarter in 2020.  The increases in several categories of noninterest income and net interest income, accompanied with lower noninterest expenses were the main drivers of the improvement.

The Company’s return on average tangible equity (non-GAAP) was 19.63% and 19.67% for the three and nine month periods ended September 30, 2021 compared to 15.30% and 15.14% for the same periods in 2020.

Return on average tangible equity is a non-GAAP financial measure and should be considered in addition to, not a substitute for, or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the tangible equity for the three and nine month periods ended September 30, 2021 and 2020, reconciliations are displayed in the tables below.

Results of Operations The following is a comparison of selected financial ratios and other results at or for the three and nine month periods ended September 30, 2021 and 2020:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In Thousands, except Per Share Data)	2021	2020	2021	2020
Total assets	$3,317,047	$2,989,179	$3,317,047	$2,989,179
Net income	$16,011	$10,869	$46,142	$30,519
Diluted earnings per share	$0.56	$0.38	$1.63	$1.07
Return on average assets (annualized)	1.92%	1.46%	1.90%	1.45%
Return on average equity (annualized)	16.93%	12.87%	17.05%	12.84%
Efficiency ratio (tax equivalent basis) (1)	46.04%	50.37%	46.49%	53.48%
Equity to asset ratio	11.38%	11.37%	11.38%	11.37%
Tangible common equity ratio (2)	10.06%	9.82%	10.06%	9.82%
Dividends to net income	19.41%	28.53%	20.20%	30.49%
Net loans to assets	56.41%	71.18%	56.41%	71.18%
Loans to deposits	66.08%	84.59%	66.08%	84.59%

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

(2)

The tangible common equity ratio is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets.  The tangible common equity ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels.  Since there is no authoritative requirement to calculate the tangible common equity ratio, the Company’s tangible common equity ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible assets are non - U.S. GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP.  With respect to the calculation of the actual unaudited tangible common equity ratio as of September 30, 2021 and 2020, reconciliations of tangible common equity (non-GAAP) to U.S. GAAP total common stockholders’ equity and tangible assets (non-GAAP) to U.S. GAAP total assets are set forth below:

Reconciliation of Common Stockholders' Equity to Tangible Common Equity

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	September 30, 2021	December 31, 2020	September 30, 2020
Stockholders' equity	$377,524	$350,097	$339,968
Less goodwill and other intangibles	48,670	49,617	51,608
Tangible common equity	328,854	300,480	288,360
Average stockholders' equity	375,208	344,949	335,982
Less average goodwill and other intangibles	48,879	51,476	51,754
Average tangible common equity	$326,329	$293,473	$284,228

Reconciliation of Total Assets to Tangible Assets

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	September 30, 2021	December 31, 2020	September 30, 2020
Total assets	$3,317,047	$3,071,148	$2,989,179
Less goodwill and other intangibles	48,670	49,617	51,608
Tangible assets	$3,268,377	$3,021,531	$2,937,571
Average assets	3,304,708	3,033,005	2,957,702
Less average goodwill and other intangibles	48,879	51,476	51,754
Average tangible assets	$3,255,829	$2,981,529	$2,905,948

Reconciliation of Net Income, Excluding Acquisition Costs

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	September 30, 2021	December 31, 2020	September 30, 2020
Net Income	$16,011	$11,357	$10,869
Acquisition related costs - tax equated	468	1,431	50
Net Income - adjusted	$16,479	$12,788	$10,919
Diluted EPS excluding acquisition costs	$0.58	$0.45	$0.39

Reconciliation of Allowance for Credit Losses to Gross Loans, Excluding PPP Loans and Acquired Loans

	At or for the Three Months Ended	At or for the Three Months Ended	At or for the Three Months Ended
(In Thousands of Dollars)	September 30, 2021	December 31, 2020	September 30, 2020
Gross Loans	$1,894,216	$2,078,044	$2,147,158
PPP Loans	53,580	125,396	194,490
Loans less PPP	1,840,636	1,952,648	1,952,668
Allowance for Credit Losses to Gross Loans Excluding PPP (a)	1.26%	1.13%	0.99%
Acquired Loans	211,954	272,150	294,712
Loans less PPP and Acquired	$1,628,682	$1,680,498	$1,657,956
Allowance for Credit Losses to Gross Loans Excluding PPP and Acquired (a)	1.42%	1.32%	1.17%

(a)	CECL method used for the September 30, 2021 quarter. Prior periods shown in the table used the incurred loss methodology.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated.  All asset yields are calculated on a tax-equivalent basis where applicable.  Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (4)	$1,917,443	$22,665	4.69%	$2,142,624	$24,331	4.52%
Taxable securities (2)	727,271	3,222	1.76	197,311	1,263	2.55
Tax-exempt securities (2) (4)	360,371	3,065	3.37	254,533	2,459	3.84
Other investments	19,380	113	2.31	22,999	138	2.39
Federal funds sold and other	95,871	32	0.13	159,151	52	0.13
TOTAL EARNING ASSETS	3,120,336	29,097	3.70	2,776,618	28,243	4.05
NONEARNING ASSETS
Cash and due from banks	23,134			28,774
Premises and equipment	24,890			25,806
Allowance for loan losses	(24,758)			(17,691)
Unrealized gains (losses) on securities	25,851			27,766
Other assets	135,255			116,429
TOTAL ASSETS	$3,304,708			$2,957,702

INTEREST-BEARING LIABILITIES
Time deposits	$361,566	$692	0.76%	$476,205	$1,869	1.56%
Brokered time deposits	0	0	0	57,000	157	1.10
Savings deposits	525,560	152	0.11	476,097	256	0.21
Demand deposits	1,278,099	502	0.16	913,946	871	0.38
Short term borrowings	5,671	0	0	4,476	14	1.24
Long term borrowings	51,767	495	3.79	76,554	303	1.57
TOTAL INTEREST-BEARING LIABILITIES	2,222,663	1,841	0.33	2,004,278	3,470	0.69

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	684,419			592,539
Other liabilities	22,418			24,903
Stockholders' equity	375,208			335,982
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,304,708			$2,957,702
Net interest income and interest rate spread		$27,256	3.37%		$24,773	3.36%
Net interest margin			3.47%			3.55%

(1)	Rates are calculated on an annualized basis.
(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)

Interest on loans includes fee income of $2.8 million and $2.1 million for 2021 and 2020, respectively, and is reduced by amortization of $664 thousand and $695 thousand for 2021 and 2020, respectively.

(4)

For 2021, adjustments of $87 thousand and $635 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2020, adjustments of $103 thousand and $505 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (4)	$1,992,003	$70,234	4.71%	$2,066,178	$73,370	4.78%
Taxable securities (2)	524,774	7,452	1.90	205,168	4,088	2.66
Tax-exempt securities (2) (4)	327,938	8,630	3.52	246,218	7,161	3.88
Other investments	20,372	355	2.33	24,008	415	2.31
Federal funds sold and other	203,197	161	0.11	104,201	231	0.33
TOTAL EARNING ASSETS	3,068,284	86,832	3.78	2,645,773	85,265	4.35
NONEARNING ASSETS
Cash and due from banks	21,809			34,039
Premises and equipment	25,221			25,458
Allowance for loan losses	(25,055)			(16,482)
Unrealized gains (losses) on securities	22,669			18,414
Other assets (3)	134,538			107,137
TOTAL ASSETS	$3,247,466			$2,814,339

INTEREST-BEARING LIABILITIES
Time deposits	$397,378	$2,955	0.99%	$488,051	$6,492	1.78%
Brokered time deposits	15,692	75	0.64	82,138	959	1.56
Savings deposits	512,716	510	0.13	452,938	844	0.25
Demand deposits	1,196,910	1,861	0.21	809,619	3,357	0.55
Short term borrowings	4,395	7	0.21	26,440	352	1.78
Long term borrowings	67,335	1,075	2.13	84,483	1,102	1.74
TOTAL INTEREST-BEARING LIABILITIES	2,194,426	6,483	0.39	1,943,669	13,106	0.90

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	669,255			533,400
Other liabilities	21,852			19,822
Stockholders' equity	361,933			317,448
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,247,466			$2,814,339
Net interest income and interest rate spread		$80,349	3.39%		$72,159	3.45%
Net interest margin			3.50%			3.64%

(1)	Rates are calculated on an annualized basis.
(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)	Interest on loans includes fee income of $8.5 million and $5.0 million for 2021 and 2020, respectively, and is reduced by amortization of $2.0 million for 2021 and 2020.
(4)

For 2021, adjustments of $274 thousand and $1.8 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2020, adjustments of $299 thousand and $1.5 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income.  Net interest income for the three month period ended September 30, 2021, was $26.5 million compared to $24.2 million for the same period in 2020.  On a tax equivalent basis net interest income was $27.3 million for the third quarter of 2021 compared to $24.8 million for the same period in 2020.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 8 basis points to 3.47% for the three months ended September 30, 2021, compared to 3.55% for the same three month period in the prior year.  In comparing the quarters ended September 30, 2021 and 2020, yields on earning assets decreased 35 basis points, while the cost of interest bearing liabilities decreased 36 basis points.

Net interest income for the nine month period ended September 30, 2021 was $78.3 million compared to $70.4 million for the same period in 2020.  On a tax equivalent basis net interest income was $80.3 million for the nine month period ended September 30, 2021, compared to $72.2 million for the same period in 2020.  The net interest margin to average earning assets on a fully taxable equivalent basis decreased 14 basis points to 3.50% for the nine months ended September 30, 2021, compared to 3.64% for the same nine month period in the prior year.  In comparing the nine month period ended September 30, 2021 and 2020, yields on earning assets decreased 57 basis points, while the cost of interest bearing liabilities decreased 51 basis points.

Noninterest Income. Noninterest income was down slightly to $9.0 million for the quarter ended September 30, 2021, compared to $9.2 million in the same quarter in 2020.  Net gains on the sale of loans was down $1.7 million, or 53.0% for the third quarter of 2021 compared to the third quarter of 2020 due to lower origination volumes.  This decline was offset by an increase in trust fees of $362 thousand, or 18.4%, investment commissions of $285 thousand, or 80.7%, security gains of $389 thousand, or 555.7% and bank owned life insurance income of $144 thousand, or 73.5%.    For the nine month period, noninterest income increased 11.9% to $28.7 million compared to $25.7 million for the same period of 2020.  The reasons for the increases are similar to those for the third quarter discussed above.

Noninterest Expense.  Total noninterest expenses for the third quarter of 2021 decreased 2.0%, to $17.1 million, compared to $17.5 million in the same quarter in 2020.  Excluding merger related costs and a $326 thousand prepayment penalty for the payoff of a $25 million FHLB advance, noninterest expense has declined $1.1 million from the third quarter of 2020 to the third quarter of 2021.  The $342 thousand decline in noninterest expense from the third quarter of 2020 to the third quarter of 2021 was primarily due to a $923 thousand, or 9.0% decline in salaries and employee benefits, offset by an increase of $180 thousand, or 10.5%, in occupancy and equipment, $256 thousand, or 34.0% in professional fees and $414 thousand, or 713.8% in merger related expenses.  The drop in salary and employee benefits was due to lower health insurance costs compared to the same quarter in 2020 along with lower incentive compensation expense and a greater amount of contra salary expense from FAS91 deferrals.  For the nine month period ended September 30, 2021 noninterest expenses decreased 3.4%, to $51.6 million, compared to $53.4 million for the same period in 2020.  The reasons for the decreases are similar to those for the third quarter discussed above except for merger related expenses, which decreased $837 thousand, or 58.7%, for the nine month period ended September 30, 2021.

The Company’s tax equivalent efficiency ratio for the three month period ended September 30, 2021, was 46.0% compared to 50.4% for the same period in 2020.  The tax equivalent efficiency ratio for the nine month period ended September 30, 2021 was 46.5% compared to 53.5% for the nine month period ended September 30, 2020.

Income Taxes. Income tax expense totaled $3.4 million for the quarter ended September 30, 2021, and $2.4 million for the quarter ended September 30, 2020.  The effective tax rate for the three month period ended September 30, 2021 and 2020 was 17.3% and 18.4%, respectively.

Income tax expense was $9.8 million for the first nine months of 2021 and $6.0 million for the first nine months of 2020.  The effective tax rate for the nine month period ended September 30, 2021 was 17.5%, compared to 16.5% for the same period in 2020.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents decreased $174.8 million during the first nine months of 2021 from $254.6 million to $79.8 million.  The decrease in the cash balance was primarily due to the purchase of available for sale securities.

Securities.  Securities available-for-sale increased by $607.8 million since December 31, 2020.  The Company intends to continue purchasing securities in order to utilize excess cash on hand.

Loans.  Gross loans decreased $183.8 million since December 31, 2020.  The decrease was due to a $71.8 million decrease in PPP loans, a decline of $36.9 million in 1-4 family residential loans due to the continued level of refinance activity in 2021 and declines in commercial and commercial real estate due to a high degree of liquidity in the system that has resulted in a greater level of payoffs.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
Nonperforming loans	$14,744	$13,873	$11,640	$13,835	$11,841
Nonperforming loans as a % of total loans	0.78%	0.71%	0.57%	0.67%	0.55%
Loans delinquent 30-89 days	$6,944	$7,606	$7,183	$9,297	$10,134
Loans delinquent 30-89 days as a % of total loans	0.37%	0.39%	0.35%	0.45%	0.47%
Allowance for credit losses (a)	$23,136	$24,806	$24,935	$22,144	$19,341
Allowance for credit losses as a % of loans (a)	1.22%	1.27%	1.22%	1.07%	0.90%
Allowance for credit losses as a % of non-acquired loans (a)	1.23%	1.31%	1.35%	1.22%	1.03%
Allowance for credit losses as a % of nonperforming loans (a)	156.92%	178.81%	214.22%	160.06%	163.34%
Annualized net charge-offs to average net loans outstanding	0.06%	0.04%	0.02%	0.04%	0.04%
Non-performing assets	$14,744	$13,903	$11,670	$13,835	$11,914
Non-performing assets as a % of total assets	0.44%	0.43%	0.35%	0.45%	0.40%
Net charge-offs for the quarter	$286	$179	$84	$197	$219

(a)	The allowance for credit losses under CECL method is used for the periods ended September 30, 2021, June 30, 2021 and March 31, 2021 while prior periods use the incurred loss methodology.

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

Due to a decline in loan balances, a decrease in a specific reserve on one loan, and a continued decline in historical loss ratios, the Company recorded a negative provision for credit losses of $948,000 for the quarter ended September 30, 2021, compared to the $2.6 million of loan loss provision recorded in the third quarter of 2020. The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL.  Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change. The allowance for credit losses as a percentage of the total loan portfolio was 1.22% at September 30, 2021 and 0.90% at September 30, 2020.  The loan portfolios acquired at fair market value from previous acquisitions were recorded at fair market value and without an associated allowance for loan loss.  When the acquired loans are excluded, (non-GAAP), the ratio of allowance for loan losses to total non-acquired loans is 1.23% at September 30, 2021 compared to 1.03% at September 30, 2020.  Early stage delinquencies, which are loans 30 - 89 days delinquent, as a percentage of total loans decreased from 0.47% at September 30, 2020, to 0.37% at September 30, 2021, and non-performing loans as a percentage of total loans increased from 0.55% at September 30, 2020, to 0.78% at September 30, 2021.  The allowance for credit losses to non-performing loans decreased from 163.3% at September 30, 2020, to 156.9% at September 30, 2021.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at September 30, 2021, is adequate and reflects the new requirements of the newly adopted CECL standard.  The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $255.5 million from December 31, 2020, to September 30, 2021, for a balance of $2.9 billion.  Interest bearing accounts increased a combined $188.4 million, or 9.4%, during the first nine months of 2021. The increase in interest bearing accounts is mostly due to an approximate increase of $150.0 million in public funds deposits. Money market index accounts increased as customers moved funds out of certificates of deposit during the period.  The Company also believes a portion of the deposit growth is related to business customers depositing their PPP loan proceeds in their DDA (Demand Deposit Account).  At September 30, 2021, core deposits, which include, savings and money market accounts, time deposits less than $250 thousand, demand deposits, and interest bearing demand deposits represented approximately 95.32% of total deposits.

Borrowings.  Total borrowing balances decreased from $78.9 million at December 31, 2020 to $49.6 million at September 30, 2021, due to the payoff of a $25 million FHLB advance.

Capital Resources.  Total stockholders’ equity increased $27.4 million, or 7.8%, during the nine month period ended September 30, 2021.  The increase in equity is due primarily to the net income addition to retained earnings less the amount of dividends paid.  Shareholders received $0.11 per share in cash dividends in each of the first three quarters in 2021. Book value per share increased from $12.06 per share at December 31, 2020 to $13.33 per share at September 30, 2021.  The Company’s tangible book value per share, which is a non-GAAP measure, also increased, from $10.23 per share at December 31, 2020 to $11.61 per share at September 30, 2021.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  At September 30, 2021 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 14.55%, total risk-based capital ratio stood at 16.21%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 15.14% and 10.17%, respectively, at September 30, 2021.  The Company opted not to phase in, over 3 years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2021.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2021.

Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to adopt a simple leverage ratio to measure capital adequacy.  The community bank leverage ratio framework removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that opts into the framework.

The community bank leverage ratio framework was available for banking organizations to use in their March 31, 2020, Call Report.  The Company has not elected to use the new framework as of September 30, 2021.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s 2020 Form 10-K.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements.  These policies relate to determining the adequacy of the allowance for credit losses, for both the investment and loan portfolios and if there is any impairment of goodwill or other intangible.  Additional information regarding these policies is included in the notes to the aforementioned 2020 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination), Note 4 (Loans), and the sections captioned “Loan Portfolio.”

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

The Company evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized costs basis (impairment) is due to credit-related factors or noncredit-related factors.  In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes.  Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income.  Both the ACL and the charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL.  The Company has recorded no ACL related to the investment portfolio as of September 30, 2021.

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

Prior to January 1, 2021, as described in further detail in the Company’s 2020 Form 10-K, the Company used an incurred loss impairment model.  This methodology assessed the overall appropriateness of the allowance for credit losses and included allocations for specifically identified impaired loans and loss factors for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors.  Impaired loans were individually assessed and measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent.  Loans that were determined not to be impaired were collectively evaluated for impairment, stratified by type and allocated loss ranges based on the Company’s actual historical loss ratios for each strata, and adjustments were also provided for certain environmental and other qualitative factors.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At September 30, 2021, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. There was no balance on this line at September 30, 2021 and the balance was $350 thousand at December 31, 2020.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of September 30, 2021, the Bank had outstanding balances with the Federal Home Loan Bank of $40.0 million with additional borrowing capacity of approximately $579.9 million, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds.  The Bank views its membership in the FHLB as a solid source of liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $488.1 million at September 30, 2021, and $425.5 million at December 31, 2020.  Additionally, the Company committed up to $8 million in subscriptions in Small Business Investment Company investment funds.  At September 30, 2021, the Company has invested $7 million in these funds.

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

Changes In Interest Rate (basis points)	September 30, 2021 Result	December 31, 2020 Result	ALCO Guidelines
Net Interest Income Change
+300	4.9%	-1.6%	-10.0%
+200	3.4%	-1.2%	-7.5%
+100	1.7%	0.2%	-5.0%
-100	-5.7%	-2.8%	-5.0%
Net Present Value Of Equity Change
+300	17.2%	8.9%	-10.0%
+200	15.5%	5.0%	-7.5%
+100	10.1%	27.8%	-5.0%
-100	-22.8%	-19.0%	-10.0%

It should be noted that the change in the net present value of equity and net interest income exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at September 30, 2021.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in the federal, state, or local tax laws may negatively impact our financial performance. On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the infrastructure plan. On April 28, 2021, President Biden announced additional significant proposals, including the American Families Plan, which are paid for largely by raising certain taxes.  Although the infrastructure plan has not reached congress, it is expected to proceed in some form this year due to the Democratic Party's slim majority in both houses of Congress. If adopted as proposed, the increase of the corporate tax rate would adversely affect our results of operations in future periods.

For additional discussion of risk factors related to the Company, refer to Part 1, Item 1A, “Risk Factors,” contained in the Company’s 2020 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

On July 30, 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions.  At September 30, 2021, the Company had 549,000 shares remaining to be repurchased under this program.  There was no treasury stock activity under the program during the three month period ended September 30, 2021.

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

2.2

Amendment to Agreement and Plan of Merger by and among Farmers National Banc Corp., Cortland Bancorp, and FMNB Merger Subsidiary IV, LLC, dated as of October 12, 2021 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2021).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Dated: November 4, 2021

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 4, 2021

/s/ A. Troy Adair
A. Troy Adair Executive Vice President and Chief Financial Officer