Form 10-K
period 2021-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2022-03-09
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2021, the estimated aggregate market value of the registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $402.4 million based upon the last sales price as of June 30, 2021 reported on NASDAQ.  (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed as admission by the registrant that such person is an affiliate of the registrant).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

As of March 1, 2022, the registrant had outstanding 34,004,914 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2022	III
Annual Meeting of Shareholders

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

Item 1. Business.

General

Farmers National Banc Corp.

Farmers National Banc Corp. (the “Company,” “Farmers,” “we,” “our” or “us”), is a financial holding company and was organized as a one-bank holding company in 1983 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Amendments to the BHCA in 1999 allowed for a bank holding company to declare itself a financial holding company and thereby engage in financial activities, including securities underwriting and dealing, insurance agency and underwriting activities, and merchant banking activities.  The Company made the declaration to become a financial holding company in 2016.  For a bank holding company to be eligible to declare itself a financial holding company, all of the depository institution subsidiaries must be well-capitalized and well-managed and have satisfactory or better ratings under the Community Reinvestment Act.  The Company operates principally through its wholly-owned subsidiaries, The Farmers National Bank of Canfield (the “Bank” or “Farmers Bank”), Farmers Trust Company (“Farmers Trust”), and Farmers National Captive, Inc. (“Captive”).  Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Investments or “Farmers Investments”) are wholly-owned subsidiaries of the Bank.  The Company and its subsidiaries operate in the domestic banking, trust, retirement consulting, insurance and financial management industries.

The Company’s principal business consists of owning and supervising its subsidiaries.  Although Farmers directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341.  Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.”  Farmers’ business activities are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment.  For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2021, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

The Farmers National Bank of Canfield

On November 1, 2021, the Company completed the merger with Cortland Bancorp Inc. (“Cortland”), the parent company of The Cortland Savings and Banking Company (“Cortland Bank”), pursuant to the Agreement and Plan of Merger, dated as of June 22, 2021, as amended by that certain Amendment to Agreement and Plan of Merger, dated October 12, 2021 (collectively, the “Merger Agreement”), by and among the Company, Cortland, and FMNB Merger Subsidiary IV, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, on November 1, 2021, Cortland merged with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity in the Merger.  Promptly following the consummation of the Merger, Merger Sub was dissolved and liquidated and Cortland Bank merged with and into the Bank (the “Bank Merger”), with the Bank as the surviving bank in the Bank Merger.  The transaction received the approval of Cortland’s shareholders and all customary regulatory approvals.  Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each common share, without par value, of Cortland issued and outstanding immediately prior to the effective time (except for certain Cortland common shares held directly by Cortland or the Company) was converted into the right to receive, without interest, $28.00 per share in cash or 1.75 shares of the Company’s common stock, subject to an overall limitation of 75% of the Cortland shares being exchanged for the Company’s shares and the remaining 25% being exchanged for cash.  Cortland Bank had branches located in Cuyahoga, Portage, Mahoning, Summit and Trumbull Counties in Ohio.  Additional discussion about the acquisition can be found in Note 2 to the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

The Bank is a full-service national banking association engaged in commercial and retail banking mainly in Mahoning, Trumbull, Columbiana, Wayne, Holmes, Geauga, Cuyahoga, Medina, Summit, Portage and Stark Counties in Ohio and a location in Beaver County, Pennsylvania.  The Bank’s commercial and retail banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines, internet banking, travel cards, “E” Bond transactions, MasterCard and Visa credit cards, brokerage services and other miscellaneous services normally offered by commercial banks.

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2021, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

Farmers National Insurance, LLC

Farmers Insurance was formed during 2009 and offers a variety of insurance products through licensed representatives.  During 2016, the Bank completed the acquisition of the Bowers Insurance Agency, Inc. (“Bowers”).  The transaction involved both cash and stock.  All activity has been merged into Farmers Insurance.  Farmers Insurance is a subsidiary of Farmers Bank and does not account for a material portion of the revenue and, therefore, will not be discussed individually, but as part of the Bank.

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

Human Capital

          Our core values of Integrity, Respect, Diligence, Stewardship, Commitment, Relationships and Performance represent our belief that our long-term success is closely tied to having a dedicated and engaged workforce.  We are committed to attracting, developing, and retaining associates who reflect the communities in which we serve.  As of December 31, 2021, Farmers and its subsidiaries had 550 full-time equivalent employees.  The market for top talent is highly competitive, and we recognize that workforce turnover is not only financially costly, but also is not aligned with our commitment to our team.  Farmers is committed to supporting a high performing, collaborative culture that provides the foundation to attract and retain the best associates in banking.  By investing in our team, we also invest in our financial future.  We offer all of our associates a comprehensive benefits package that includes medical, dental and vision insurance, a flexible spending plan, prescription drug coverage, group life insurance, short-term and long-term disability insurance, a traditional 401(k) Plan, a Roth IRA plan, competitive paid time off/paid holidays, competitive incentives, an annual Profit Sharing Plan and an Employee Stock Purchase Plan.

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

          Our Company has taken workplace safety very seriously during the COVID-19 pandemic (“COVID-19”).  As the scope of the pandemic broadened, Farmers implemented specific protocols in our Disaster Recovery Plan designed to safeguard our employees and clients.  We secured and distributed the necessary PPE to all locations, enacted all applicable government-mandated/CDC-recommended guidelines for safe social distancing (including the installation of Plexiglass barriers, floor spacing markers and hand-sanitizer stations), restricted lobby access as needed, promoted the use of drive-thru banking, internet banking and the use of ITM’s, provided additional PTO time for front-line employees, enabled secure work-from-home access for back-office/support personnel, paid additional bonuses to associates making less than $50,000 annually, waived medical plan cost-sharing for tele-health and COVID-19 testing, provided increased facility cleaning and disinfecting frequency including the introduction of germ mitigation services and allowing for flexible scheduling options where appropriate.

Supervision and Regulation

Introduction

The Company and its subsidiaries are subject to extensive regulation by federal and state regulatory agencies.  The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund (the “DIF”) and the banking system as a whole and not for the protection of shareholders.  This intensive regulatory environment, among other things, may restrict the Company’s ability to diversify into certain areas of financial services, acquire depository institutions in certain markets or pay dividends on its common shares.  It also may require the Company to provide financial support to its banking and other subsidiaries, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

Significant aspects of the laws and regulations that have, or could have a material impact on Farmers and its subsidiaries are described below.  To the extent that the following discussion describes legislation, statutes, regulations or policies applicable to the Company or its subsidiaries, the discussion is qualified in its entirety by reference to the full text of the legislation, statutes, regulations and policies that are described herein, as they may be amended or revised by the U.S. Congress or state legislatures and federal or state regulatory agencies, as the case may be. Changes in these legislation, statutes, regulations and policies may have a material adverse effect on the Company and its business, financial condition or results of operations. Such legislation, statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures as well as federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment.  Any such change in applicable legislation, statutes, regulations or regulatory policies could have a material adverse effect on the Company and its business, financial condition or results of operations.

Regulatory Agencies

Financial Holding Company.  Farmers elected to be a financial holding company.  A bank holding company may elect to become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action regulations of the Federal Deposit Insurance Corporation (the “FDIC”), is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (the “CRA”).  Financial holding companies may engage in activities that are financial in nature, including affiliating with securities firms and insurance companies, which are not otherwise permissible for a bank holding company.

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

Subsidiary Bank. The Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (the “OCC”) and secondarily by the FDIC.  OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters.  The OCC has extensive enforcement authority over Farmers Bank and may impose sanctions on Farmers Bank and, under certain circumstances, may place Farmers Bank into receivership.

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

The Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry.  The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and subject to deposit insurance assessments to maintain the DIF.

The FDIC may terminate insurance coverage upon a finding that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

Financial Holding Company Regulation

As a financial holding company, Farmers’ activities are subject to extensive regulation by the Federal Reserve Board under the BHCA.  Generally, in addition to the BHCA limits of banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be closely related to banking, financial holding company activities may include securities underwriting and dealing, insurance agency and underwriting activities and merchant banking activities.  Under Federal Reserve Board policy, a financial holding company is expected to serve as a source of financial and managerial strength to each subsidiary and to commit resources to support those subsidiaries.  Under this policy, the Federal Reserve Board may require the company to contribute additional capital to an undercapitalized subsidiary and may disapprove of the payment of dividends to the holding company’s shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) codified this policy as a statutory requirement.

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

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision (“Basel III”), and to address relevant provisions of the Dodd-Frank Act.  The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets and adjusts the prompt corrective action thresholds.  The Company and the Bank became subject to Basel III on January 1, 2015.

Under Basel III, common equity tier 1 capital consists of common stock and paid-in capital (net of treasury stock) and retained earnings.  Common equity tier 1 capital is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items as specified by Basel III.

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under Basel III. Tier 2 capital, which can be included in the total capital ratio, generally consists of other preferred stock and subordinated debt meeting certain conditions plus limited amounts of the allowance for loan and lease losses, subject to specified eligibility criteria, less applicable deductions.

Basel III allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules.  The Company and the Bank made this opt-out election in the first quarter of 2015 to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investment securities portfolio.

Basel III also changed the risk-weights of assets in an effort to better reflect credit risk and other risk exposures.

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  Basel III requires the Bank to maintain: (i) a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer (the “CCB”) (effectively resulting in a minimum ratio of CET1 to risk-weighted assets of 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the CCB (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the CCB (effectively resulting in a minimum total capital ratio of 10.5%); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III provides for a number of deductions from and adjustments to CET1, including the deduction of mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities if any one such category exceeds 10.0% of CET1 or if all such categories in the aggregate exceed 15.0% of CET1.

In addition to Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions.  Accordingly, the regulations ultimately applicable to the Company may differ substantially from Basel III.  Requirements of higher capital levels or higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

In December 2018, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under the Current Expected Credit Losses (“CECL”).  The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Due to COVID-19, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions. The changes in the final rule applied only to those banking organizations that elected the CECL transition relief provided for under the rule.  The Company did not elect this transition relief.

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including Farmers, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including Farmers, from certain record-keeping, reporting and disclosure requirements.

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

In July 2019, the federal bank regulatory agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including Farmers, from such rule consistent with the Regulatory Relief Act.  Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets were excluded from the restrictions of the Volcker Rule.  On June 25, 2020, the federal bank regulatory agencies also finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring covered funds. Such rule permits certain banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address.

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

Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC, and Farmers Bank is assessed deposit insurance premiums to maintain the DIF.  The general insurance limit is $250,000 per separately insured depositor.  This insurance is backed by the full faith and credit of the U.S. Government.  Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information deemed by the FDIC to be relevant to the risk posed to the DIF by the institution.  The assessment rate is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium.

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the DIF.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio

(“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits.  In 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35%.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%.  The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.  The DRR reached 1.40% on June 30, 2019, but as of June 30, 2020, the DRR fell below the statutory minimum to 1.30%. This resulted in the FDIC adopting a restoration plan that requires the restoration of the DRR to 1.35% by September 30, 2028. The restoration plan maintained the scheduled assessment rates for all insured institutions.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by federally-insured institutions.  It also may prohibit any federally-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against insured institutions.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures.  Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and Farmers Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and Farmers Bank. Furthermore, as COVID-19 evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act.  The Company is continuing to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to COVID-19.

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which Farmers participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds.  After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021.  No collateral or personal guarantees were required for PPP loans.  In addition, neither the government nor lenders have been permitted to charge the recipients of PPP loans any fees.  As a participating lender in the PPP, Farmers continues to monitor legislative, regulatory, and supervisory developments related thereto.

Future Legislation and Regulation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies, and such legislation may further change banking statutes and the operating environment of the Company in substantial and unpredictable ways.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system.  With the enactment and the continuing implementation of the Dodd-Frank Act and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.

A change in legislation affecting financial institutions and the financial industry could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries.  Farmers cannot predict the scope and timing of any such future legislation and, if enacted, the effect that it could have on its business, financial condition or results of operations.

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

Information About Our Executive Officers

The names, ages and positions of Farmers’ executive officers as of March 1, 2022:

Name	Age	Title
Troy Adair	55	Executive Vice President, Secretary and Treasurer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank
Timothy Carney	56	Senior Executive Vice President and Chief Banking Officer of Farmers and Farmers Bank
James M. Gasior	62	Senior Executive Vice President and Corporate Development Officer of Farmers Bank
Kevin J. Helmick	50	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	52	Senior Vice President and Chief Information Officer of Farmers Bank
Mark A. Nicastro	51	Senior Vice President and Chief Human Resources Officer of Farmers Bank
Michael Oberhaus	45	Senior Vice President and Chief Risk Officer of Farmers Bank
Joseph W. Sabat	61	Vice President and Chief Accounting Officer of Farmers Bank
Timothy Shaffer	60	Senior Vice President and Chief Credit Officer of Farmers Bank
Amber Wallace Soukenik	56	Executive Vice President and Chief Retail/Marketing Officer of Farmers Bank
Mark J. Wenick	62	Senior Vice President and Chief Wealth Management Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Adair has served as Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Farmers and Executive Vice President and Chief Financial Officer of Farmers Bank since August 2021 when he replaced Carl Culp, the former Chief Financial Officer, who retired.  Mr. Adair joined Farmers in June of 2021 as Executive Vice President of Finance.  Prior to that time, Mr. Adair was the treasurer of Home Savings Bank/Premier Bank from February 2016 through June of 2021 and Director of Risk Management from February of 2002 to February of 2016.  Mr. Adair has 34 years of experience in finance and accounting in the banking industry.

Mr. Carney was appointed Senior Executive Vice President and Chief Banking Officer of Farmers and Farmers Bank in November 2021 after the completion of the Merger with Cortland.  Prior to joining Farmers, Mr. Carney, served as Senior Vice President, Chief Operations Officer and Secretary of Cortland since November 2009.  In addition, Mr. Carney was a director of Cortland Bancorp from 2009 until November 2021.  Prior to joining Cortland, Mr. Carney was employed by Ernst & Young and had experience in all financial activities and financial reporting, audit preparation, budgeting, and knowledge of government regulatory requirements.  Mr. Carney is currently a board member of the Foundation for Eastern Gateway Community College.

Mr. Gasior was appointed Senior Executive Vice President and Corporate Development Officer of Farmers Bank in November 2021 after the completion of the Merger with Cortland.  Prior to the merger, Mr. Gasior served as the President, Chief Executive Officer and a Director of Cortland Bancorp and The Cortland Savings and Banking Company since 2009.  He previously served as Senior Vice President, Chief Financial Officer and Corporate Secretary of Cortland from November 2005 to October 2009 and held various positions with Cortland from March 1991 to October 2005.   Prior to joining Cortland, Mr. Gasior was employed by Ernst & Young, a professional service firm providing audit, tax and advisory services.  Mr. Gasior is a Certified Public Accountant, a member of the American Institute of CPAs and a member of the Ohio Society of CPAs.

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013.  Prior to becoming President, Mr. Helmick was Secretary of Farmers and Executive Vice President – Wealth Management and Retail Services of Farmers Bank since January 2012.  Mr. Helmick has been with the Company for 27 years and has a retail and investment background, including an MBA and CFP designation.  From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Farmers Investments.  In 2008, Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of the retail investment area of Farmers Bank, Farmers Insurance, and all branch sales and operational functions.

Mr. Jackson is the Senior Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009.  Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993.  He has over 29 years of experience in the IT field.  Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Senior Vice President and Chief Human Resources Officer of Farmers Bank.  Mr. Nicastro was appointed to that position in 2017 and previously served as Director of Human Resources since joining Farmers in July 2009.  Prior to that, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007.  Mr. Nicastro has an MBA, and has more than 24 years of experience in Human Resource Management from both large multi-national banks and regional community banks.  He was appointed as an executive officer in 2012.

Mr. Oberhaus is currently the Senior Vice President and Chief Risk Officer of Farmers Bank.  Mr. Oberhaus joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015 as the company’s Enterprise Risk Manager.  Prior to the merger Mr. Oberhaus served as the SVP and Chief Risk Officer of First National Bank of Orrville and brings more than 24 years of experience in banking.

Mr. Sabat is the Vice President and Chief Accounting Officer of Farmers Bank.  Mr. Sabat was appointed to that position in June 2021 and previously served as Controller of Farmers Bank since April 2006.  Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm.  Mr. Sabat has 26 years of experience in the accounting, finance and auditing fields.  He is a certified public accountant and was appointed as an executive officer in 2012.

Mr. Shaffer serves as Chief Credit Officer and has held that title since February of 2021.  Previously, Mr. Shaffer served as Regional President and held that title from July of 2015 through 2020.  Mr. Shaffer also served as the Director of Commercial Banking & Private Client Services.  In October of 2011, Mr. Shaffer joined Farmers Bank as the Commercial Lending Manager, overseeing commercial lending, small business lending and treasury management.  Mr. Shaffer has over 32 years of Banking and Lending experience in the Mahoning Valley market.  Mr. Shaffer was appointed as an executive officer in 2014.

Ms. Wallace Soukenik has served as Executive Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013.  In August 2008, Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing.  She has 32 years of experience in the marketing field.  Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital, where she managed a $14 million endowment, a $1.5 million marketing budget and all physician contracts.  She was appointed as an executive officer in 2012.

Mr. Wenick is Senior Vice President and Chief Wealth Management Officer of Farmers Bank.  Prior to coming to Farmers National Bank in 2017, Mr. Wenick was regional president of Chemical Bank for 3 years.  Prior to that, Mr. Wenick spent 5 years in local bank investment and trust positions.  He brings more than 39 years of financial expertise in the area of wealth management.

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

The economic impact of COVID-19 or any other pandemic could adversely affect our business, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions.  The spread of a highly infectious or contagious disease, such as COVlD-19, has negatively impacted global, national and local economies, which in turn has disrupted the businesses, activities, and operations of our customers, as well as our business and operations.  Moreover, the COVID-19 outbreak continues to cause significant disruption in the financial markets both globally and in the United States. Furthermore, the pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain required to operate at diminished capacities or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with COVID-19.

Given the ongoing and dynamic nature of COVID-19, it is difficult to predict the full impact of COVID-19, including new variants thereof, on our business, financial condition, and result of operations. The extent of such impact will depend on future developments, which are highly uncertain. Among the factors outside of our control that may result in a significant and/or sustained decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us include:

•	the outbreak, duration and severity of variants;
•	the efficacy and deployment of vaccines and the potential development of more contagious or vaccine-resistant variants;
•

the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, consumer spending and real estate market values;

•	declines in collateral values for loans;
•	further political, legal and regulatory actions and policies in response to the pandemic; and
•	the ability of our employees and third-party vendors to continue to work effectively during the course of the pandemic.

The spread of COVID-19, including new variants thereof, has also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Although the economy has made a slight recovery and the impact to our lines of business has been less than material to date, the spread of new variants of COVID-19 could further impact our lines of business or negatively impact the business and operations of third-party service providers who perform critical services for us. Further, even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the United States may experience a recession or market correction. Our business could be materially and adversely affected by such recession or market correction.

We continue to closely monitor COVID-19 and related risks as they evolve. To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this Item.

Adverse changes in the ability or willingness of our customers to meet their repayment obligations to the Company could adversely impact our liquidity, financial condition and results of operations.

The impact of the U.S. elections on the regulatory landscape, capital markets, and the response to the COVID-19 pandemic, including whether there will be any further economic stimulus from the federal government, could negatively impact our financial results. Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations, and our ability to collect on loans depends on the willingness and repayment ability of our customers.  Adverse changes in the ability or willingness of a significant portion of our customers to repay their obligations to the Company, whether due to changes in general economic, political or social conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, prolonged public health crisis or a pandemic, such as COVID-19, or other causes, or events affecting our customers such as unemployment, major medical expenses, bankruptcy, divorce or death, could have a material effect on our liquidity, financial condition and results of operations.

We maintain an allowance for loan losses in our financial statements at a level considered adequate by Management to absorb probable loan losses inherent in the loan portfolio as of the balance sheet date, based on estimates and assumptions at that date. However, the amount of actual future loan losses we may incur is susceptible to changes in economic, operating and other conditions within our various local markets, which may be beyond our control, and such losses may exceed current estimates. Although Management believes that the Company’s allowance for credit losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot estimate loan losses with certainty, and we cannot provide any assurances that our allowance for loan losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves may adversely affect our financial condition and results of operations.

In any event, any reduced liquidity could negatively impact our ability to be able to fund loans, or to pay the principal and interest on any of our outstanding debt securities at any time, including when due.

Changes in interest rates could adversely affect our income and financial condition.

Our earnings and cash flow are dependent upon our net interest income.  Net interest income is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings).  Our level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities.  These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities, which, in turn, are impacted by external factors, such as the local economy, competition for loans and deposits, the monetary policy of the Federal Reserve Board and market interest rates.

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

A transition away from the London Interbank Offered Rate (“LIBOR”) as a reference rate for financial instruments could negatively affect our income and expenses and the value of various financial instruments.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the Federal Reserve Board jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward-looking unsecured rate.

These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues, which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, derivatives over loans and other financial obligations or extensions of credit.

We have limited exposure to LIBOR, with total exposure as of December 31, 2021 of approximately $131.6 million.  We do not believe the change to a benchmark like SOFR will have a material impact on our financial condition, results of operations or cash flows.

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

As of December 31, 2021, approximately 75.9% of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans.  Consequently, real estate-related credit risks are a significant concern for us.  The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

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

As of December 31, 2021, approximately 15.8% of our loan portfolio consisted of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.  Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans.  The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.  In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

Our allowance for credit losses may not be adequate to cover the expected, lifetime losses in our loan portfolio.

We maintain an allowance for credit losses that we believe is a reasonable estimate of the expected losses within the CECL model, based on management’s quarterly analysis of our loan portfolio. The determination of the allowance for credit losses requires management to make various assumptions and judgments about the collectability of our loans, including the creditworthiness of our borrowers and the value of real estate and other assets serving as collateral for the repayment of loans. Additional information regarding our allowance for credit losses methodology and the sensitivity of the estimates can be found in the discussion of “CRITICAL ACCOUNTING POLICIES” included in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.

Our estimates of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in regulations and interest rates, which may be beyond our control, and the losses may exceed current estimates. We cannot be assured of the amount of timing of losses, nor whether the allowance for credit losses will be adequate in the future.

If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover the expected losses from our loan portfolio, resulting in the need for additions to the allowance for credit losses which could have a material adverse impact on our financial condition and results of operations. In addition, bank regulators periodically review our allowance for credit losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management.

On June 16, 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments – Credit Losses,” which replaced the incurred loss model with the CECL model, an expected loss model. The new accounting guidance was to have been adopted by the Company as of January 1, 2020. However, Section 4014 of the CARES Act provided financial institutions with optional temporary relief from having to comply with the CECL methodology which would have expired on December 31, 2020, and Section 540 of the Consolidated Appropriations Act, 2021, further extended the relief period to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or January 1, 2022. Following the approval of the CARES Act and Consolidated Appropriations Act, 2021, the Company elected to delay the implementation of CECL until January 1, 2021.

The new accounting guidance under the CECL model requires banks to record, at the time of origination, credit losses expected throughout the life of financial assets measured at amortized cost, including loan receivables, debt securities and reinsurance receivables, and off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in leases recognized by a lessor. Under the CECL model, we are required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions we use in the CECL model prove to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations.

The adoption of the CECL model by the Company resulted in a onetime adjustment to equity in the amount of $1.9 million, net of tax. As a result of the implementation of the CECL model, the time horizon over which we are required to estimate future credit losses expanded, which could result in increased volatility in future provisions for credit losses. We may also experience a higher or more volatile provision for credit losses due to higher levels of nonperforming loans and net charge-offs if commercial and consumer customers are unable to make scheduled loan payments.

Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed or operate at reduced capacities, the impact on the national economy continues to worsen, or more clients draw on their lines of credit or seek additional loans to help finance their businesses.  Small and mid-sized businesses make up a significant portion of our commercial loan portfolio and are particularly vulnerable to adverse financial effects of the COVID-19 pandemic due to their increased reliance on continuing cash flow to fund day-to-day operations.  Although federal government programs such as the Paycheck Protection Program (“PPP”) that are designed to support individuals, households and businesses impacted by the economic disruptions caused by the COVID-19 pandemic, have sought, and may further seek, to provide relief to these types of businesses, there can be no assurance that these programs will succeed.  As of December 31, 2021, we hold and service PPP loans.  While a large number of our PPP borrowers have applied for and received full or partial forgiveness of their loan obligations, we still have credit risk on the remaining PPP loans in the event that a determination is made by the SBA that there is a deficiency in the manner in which a loan was originated, funded or serviced, including any issue with the eligibility of a borrower to receive funding.  In such a case, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the SBA has already paid under the guaranty, seek recovery of any related loss from us.

We are subject to certain risks with respect to liquidity.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers.  Our primary source of liquidity is our core deposit base, which is raised through our retail branch system.  Core deposits – savings and money market accounts, time deposits less than $250 thousand and demand deposits—comprised approximately 96.1% of total deposits at December 31, 2021.  Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers.  Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $941.3 million at December 31, 2021.  An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

We completed the acquisition of Cortland Bancorp in November of 2021.  The successful integration of these acquisitions depends on our ability to manage the operations and personnel of the acquired businesses.  Integrating operations is complex and requires significant efforts and expenses.  Potential difficulties we may encounter as part of the integration process include the following:

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

Technology and other changes are allowing parties to utilize alternative methods to complete financial transactions that historically have involved banks.  For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits.  Customers may also move money out of bank deposits in favor of other investments, including digital or cryptocurrency.  Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition or results of operations.

We are exposed to operational risk.

Similar to any large organization, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. These risks are heightened in light of COVID-19.

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, social media and other marketing activities, the implementation of environmental, social, and governance practices, and from actions taken by government regulators and community organizations in response to any of the foregoing.  Negative public opinion could adversely affect our ability to attract and keep customers, and could expose us to litigation and regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility.

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

Unauthorized disclosure of sensitive or confidential customer information, whether through a data breach of our computer systems, third-party service providers’ systems, by cyber-attack or otherwise, could severely harm our business.

As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties.  Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.  If information security is breached, information could be lost or misappropriated, resulting in financial loss or costs to us or damages to others.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, or disrupt our operations, and have a material adverse effect on our business, financial condition or results of operations. We also depend on third-party vendors for components of our business infrastructure.  While we have carefully selected these third-party vendors, we do not control their operations.  Further, the operations of our third-party vendors could fail or otherwise become delayed as a result of COVID-19 and any new variants thereof.  As such, our business and operations could be adversely affected in the event these vendors are unable to perform their various responsibilities and we are unable to timely and cost-effectively identify acceptable substitute providers.

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

We may not be able to adapt to technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. Our future success depends, in part, upon our ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. This could include the development, implementation, and adaptation of digital or cryptocurrency, blockchain, and other “fintech” technology. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect our growth, revenue and net income.

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

The financial services industry is extensively regulated.  We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the Deposit Insurance Fund, and not to benefit our shareholders.  Regulations affecting banks and financial services businesses are undergoing continuous change, especially in light of COVID-19 and the stimulus programs issued in connection therewith, and management cannot predict the effect of these changes.  The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution and the adequacy of an institution’s allowance for loan losses.  Additionally, actions by regulatory agencies or significant litigation against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect our shareholders and us.

In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators have increased their focus on the regulation of the financial services industry. Most recently, the United States Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the United States Congress and regulations promulgated by federal regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our common shares. In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market consider winding down Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

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

Environmental laws and evolving regulation may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws and regulations or more stringent interpretations or enforcement policies with respect to existing laws or regulations may increase our exposure to environmental liability.  Although we have policies and procedures requiring the performance of an environmental site assessment before initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition or results of operations.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our third-party suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our common shares.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

Quarterly, the Company evaluates its security portfolio to see if any security has a fair value less that its amortized cost.  Once these securities are identified, the Company performs additional analysis to determine whether the decline in fair value resulted from a credit loss or other factors. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present.  Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes.  Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period.  Deferred tax assets are only recognized to the extent it is more likely than not they will be realized.  Should management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a change to earnings would be reflected in the period.

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

Item 2. Properties.

At December 31, 2021, the Company conducted its business from its main office at 20 and 30 South Broad Street, Canfield, Ohio and 48 full-service banking centers and 3 stand-alone loan production offices located in northeast Ohio and western Pennsylvania.  Farmers Trust operates five offices in northeast Ohio and Farmers Insurance operates one office in Cortland, Ohio.  Farmers also has a back-office operations facility located in Niles, Ohio.  See Note 8 to the Consolidated Financial Statements for additional information.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market.  Farmers had 34,004,914 common shares outstanding and approximately 3,707 holders of record of common shares at March 1, 2022.  The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated.  Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.  Certain limitations and restrictions on the ability of Farmers to continue to pay quarterly dividends are described under the caption “Capital Resources” in Item 7 of this Part II, and under the caption “Dividends and Transactions with Affiliates” in Item 1 of Part I.

Quarter Ended	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
High	$18.26	$17.99	$16.03	$18.99
Low	$13.03	$15.37	$14.57	$15.69
Cash dividends paid per share	$0.11	$0.11	$0.11	$0.14

Quarter Ended	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
High	$16.50	$13.51	$12.59	$13.84
Low	$10.32	$9.82	$10.05	$10.55
Cash dividends paid per share	$0.11	$0.11	$0.11	$0.11

Purchases of Common Shares by Farmers.

On July 30, 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions.  This 2019 Repurchase Program supersedes the Company’s prior share repurchase program initially approved in 2012 authorizing the purchase of up to 920,000 shares of common stock.  The 2019 Repurchase Program may be modified, suspended or terminated by the Company at any time.  There were 10,851 shares repurchased during 2021, 942,967 shares repurchased during 2020, and 201,169 shares repurchased during the course of 2019.  There were 546,182 shares left to be repurchased under this plan at December 31, 2021.

Item 6.  Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2021, 2020 and 2019.  Financial information for prior years is presented when appropriate.  The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements and financial statistics appearing elsewhere in this Annual Report on Form 10-K.  Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

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
•

effects of the COVID-19 pandemic on the local, national, and international economy, our organization and employees, and our customers and suppliers and their business operations and financial condition, including our customers’ ability to repay loans;

•	disruptions in the mortgage and lending markets and significant or unexpected fluctuations in interest rates related to COVID-19 and governmental responses, including financial stimulus packages;
•	general business conditions in the banking industry;
•	the regulatory environment;
•	general fluctuations in interest rates;
•	demand for loans in the market areas where the Company conducts business;
•	rapidly changing technology and evolving banking industry standards;
•	competitive factors, including increased competition with regional and national financial institutions; and
•	new service and product offerings by competitors and price pressures.

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020.

The Company reported net income of $51.8 million for the year ended December 31, 2021, compared to $41.9 million for the year ended December 31, 2020.    On a diluted per common share basis, the Company reported $1.77 in 2021 and $1.47 in 2020.  The results for 2021 include two months of income and expenses from Cortland compared to none in 2020 along with acquisition-related expense and additional provision for credit losses as a result of the merger and the adoption of CECL.

On November 1, 2021, the Company completed its acquisition of Cortland Bancorp (“Cortland”) for consideration consisting of a combination of cash and stock.  Under the terms of the merger agreement, shareholders of Cortland were able to receive either $28 per share in cash or 1.75 shares of the Company’s common stock, subject to an overall limitation of 75% of the shares being exchanged for Company shares and 25% for cash.  The Company issued 5.6 million shares of its common stock along with cash of $29.6 million, which represented a transaction value of approximately $128.5 million based on its closing stock price of $17.82 on October 31, 2021, the closing of the merger.  Goodwill of $48.5 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the entities.

Net Interest Income

The Company’s net interest income represents the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.  Net interest income was $108.0 million for the year ended December 31, 2021, compared to $96.2 million for the year ended December 31, 2020.  The tax-equivalent net interest margin was 3.45% for the year ended December 31, 2021, compared to 3.70% for the year ended December 31, 2020.  The margin declined due to the continued low level of treasury rates and the federal funds rate, both of which has impacted asset yields more negatively than deposit costs.  In addition, the balance of securities available for sale as a percentage of interest earning assets is higher in 2021 than in 2020.  These balances generally have a lower yield than loans, which, in turn, negatively impacts the net interest margin.

Total interest income increased to $116.5 million for the year ended December 31, 2021 compared to $112.3 million for the year ended December 31, 2020.  The increase of $4.2 million was primarily due to an increase in the income on taxable and tax-exempt securities offset by a decline in the interest earned on loans.

The average balance of loans decreased $21.6 million for the year ended December 31, 2021 while the yield on loans declined to 4.66% in 2021 from 4.79% in 2020, which caused interest income on loans to decline $3.6 million in 2021 to $94.8 million.  The decline in average loan balances was primarily due to the payoff of PPP loans along with declines in other loan categories due to high levels of customer liquidity and refinance opportunities offset by the addition of Cortland’s loan balances.

The increase in income on taxable and tax-exempt securities to $20.9 million in 2021 compared to 2020 was primarily due to an increase in the average balance on these securities of $505.9 million offset by a decline in their yield.  During 2021, the Company continued to invest excess cash balances into securities.

Interest expense declined $7.7 million to $8.5 million in 2021 compared to $16.1 million in 2020.  The decrease was due to a 45 basis point decline in the cost of interest-bearing liabilities offset by an increase in average interest-bearing liabilities of $313.5 million.  The average balance of interest-bearing deposits increased $342.7 million to $2.2 billion at December 31, 2021.  Interest expense related to interest-bearing deposits was $6.8 million in 2021 compared to $14.4 million in 2020.

Interest on short-term borrowings declined to $7 thousand in 2021 compared to $359 thousand in 2021 as the Company paid off these borrowings in 2021.  Interest on long-term borrowings increased to $1.7 million in 2021 from $1.4 million in 2020.

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2021			2020			2019
	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (3)	$2,041,347	$95,180	4.66%	$2,062,936	$98,779	4.79%	$1,757,799	$89,517	5.09%
Taxable securities (2)	617,475	11,399	1.85	209,817	5,423	2.58	190,944	4,840	2.53
Tax-exempt securities (2) (3)	348,627	12,027	3.45	250,394	9,675	3.86	216,586	8,418	3.89
Other investments	21,912	498	2.27	16,073	543	3.38	12,057	627	5.20
Federal funds sold and other cash	180,718	201	0.11	124,447	298	0.24	34,948	729	2.09
Total earning assets	3,210,079	119,305	3.72	2,663,667	114,718	4.31	2,212,334	104,131	4.71

NONEARNING ASSETS

Cash and due from banks	23,204			35,647			35,309
Premises and equipment	28,227			25,563			23,859
Allowance for Credit Losses (4)	(25,187)			(17,454)			(14,047)
Unrealized gains on securities	19,589			20,067			5,994
Other assets	149,972			141,904			119,787
Total Assets	$3,405,884			$2,869,394			$2,383,236

INTEREST-BEARING LIABILITIES

Time deposits	$393,039	$3,652	0.93%	$480,302	$8,083	1.68%	$401,317	$7,847	1.96%
Brokered time deposits	11,737	75	0.64	72,472	1,057	1.46	83,311	1,921	2.31
Savings deposits	569,179	712	0.13	462,021	1,080	0.23	410,672	1,285	0.31
Demand deposits - interest bearing	1,240,014	2,336	0.19	856,462	4,161	0.49	641,461	5,807	0.91
Short term borrowings	3,957	11	0.28	20,764	359	1.73	96,145	2,250	2.34
Long term borrowings	70,057	1,683	2.40	82,451	1,396	1.69	23,318	498	2.14
Total Interest-Bearing Liabilities	2,287,983	8,469	0.37	1,974,472	16,136	0.82	1,656,224	19,608	1.18

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits - noninterest bearing	714,978			546,177			429,289
Other Liabilities	23,498			21,570			12,964
Stockholders' equity	379,425			327,175			284,759
Total Liabilities and
Stockholders' Equity	$3,405,884			$2,869,394			$2,383,236

Net interest income and interest rate spread		$110,836	3.35%		$98,582	3.49%		$84,523	3.53%

Net interest margin			3.45%			3.70%			3.82%
(1)

Interest on loans includes fee income of $10.3 million, $8.3 million and $4.2 million for 2021, 2020 and 2019, respectively, and is reduced by amortization of $2.6 million for 2021 and $2.7 million for 2020 and 2019.

(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)

For 2021, adjustments of $360 thousand and $2.5 million were made to tax equate income on tax exempt loans and tax exempt securities.  For 2020, adjustments of $400 thousand and $2.0 million were made to tax equate income on tax exempt loans and tax exempt securities.  For 2019, adjustments of $414 thousand and $1.7 million were made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

(4)	CECL methodology used during 2021. Prior periods used the incurred loss methodology.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2021 change from 2020			2020 change from 2019
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$(3,599)	$(1,034)	$(2,565)	$9,262	$15,539	$(6,277)
Taxable securities	5,976	10,536	(4,560)	$583	478	105
Tax-exempt securities	2,352	3,796	(1,444)	$1,257	1,314	(57)
Other investments	(45)	197	(242)	$(84)	209	(293)
Funds sold and other cash	(97)	135	(232)	$(431)	1,867	(2,298)
Total interest income	$4,587	$13,630	$(9,043)	$10,587	$19,407	$(8,820)

Interest Expense
Time deposits	$(4,431)	$(1,469)	$(2,962)	$236	$1,544	$(1,308)
Brokered time deposits	(982)	(886)	(96)	$(864)	(250)	(614)
Savings deposits	(368)	250	(618)	$(205)	161	(366)
Demand deposits	(1,825)	1,863	(3,688)	$(1,646)	1,946	(3,592)
Short term borrowings	(348)	(291)	(57)	$(1,891)	(1,764)	(127)
Long term borrowings	287	(210)	497	$898	1,263	(365)
Total interest expense	$(7,667)	$(743)	$(6,924)	$(3,472)	$2,900	$(6,372)

Increase (decrease) in tax equivalent net interest income	$12,254	$14,373	$(2,119)	$14,059	$16,507	$(2,448)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Noninterest Income

Total noninterest income increased to $38.2 million for the year ended December 31, 2021 compared to $36.2 million for the year ended December 31, 2020.  The increase in noninterest income is mainly due to increases across many categories of noninterest income offset by declines in the gain on sale of loans.

Bank owned life insurance income increased by $543 thousand in 2021 from 2020 due to the purchase of more insurance at the end of 2020 and the addition of Cortland.

Trust fees increased to $9.4 million in 2021 from $7.6 million in 2020 while investment commissions increased by $746 thousand in 2021 compared to 2020.  Both of these categories benefitted from growth as well as the strong performance of the equity markets in 2021.

Insurance agency commissions increased to $3.5 million in 2021 from $3.1 million in 2020, an increase of 10.6%.  This growth was driven by increased business volume.

Security gains, including fair value changes on equity securities, increased by $624 thousand in 2021 to $1.0 million compared to gains of $380 thousand in 2020.  The Company elected to restructure a portion of its investment portfolio in 2021 that resulted in higher gains.

The net gains on the sale of loans declined by $3.1 million in 2021 to $8.3 million from $11.4 million in 2020.  The decline was due to a decline in margins as well as the volume of loans sold.  The decline was offset somewhat by the recognition of a $239 thousand gain on the sale of the Company’s credit card portfolio in 2021.

Debit card fees increased by $880 thousand in 2021 compared to 2020 due to increased activity along with the addition of Cortland for two months in 2021.

Noninterest Expenses

Noninterest expense was $79.2 million for the year ended December 31, 2021, compared to $73.0 million in 2020, which was an increase of $6.2 million, or 8.5%.  The increase is primarily due to the merger and merger-related costs.

Salaries and employee benefits declined by $433 thousand to $39.4 million in 2021 compared to $39.8 million in 2020.  This decline was primarily due to the Company having a higher level of unfilled positions in 2021 compared to 2020 due to the continuing labor shortage offset by the addition of Cortland.  In addition, the benefit of deferred salary costs was greater in 2021 than in 2020.

Occupancy and equipment expense increased $1.2 million to $8.5 million in 2021 from $7.3 million in 2020.  The increase was due to Cortland and a higher level of facilities maintenance in 2021 compared to 2020.

Professional fees increased to $4.2 million in 2021 from $2.7 million in 2020.  The increase was due to Cortland and a higher level of consulting expense in 2021.

Merger related costs increased to $7.1 million in 2021 compared to $3.2 million in 2020.  This increase was due to the acquisition of Cortland in 2021, which was a larger acquisition than the acquisition of Maple Leaf in 2020.

State and local taxes increased $139 thousand in 2021 to $2.3 million.  Advertising increased $328 thousand to $1.9 million in 2021 and core processing charges declined by $353 thousand in 2021 to $3.2 million.

Income Taxes

Income tax expense increased to $10.3 million for 2021 compared to $8.4 million in 2020.  The increase was due to an $11.8 million increase in income before income taxes.  Income taxes are computed using the appropriate effective tax rates for each period.  The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income.  The effective income tax rate was 16.5% for 2021 and 16.7% for 2020.  The decreased effective tax rate is due to additions to the non-taxable municipal securities portfolio.  Refer to Note 18 to the consolidated financial statements for additional information regarding the effective tax rate.

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

Noninterest Income

Total noninterest income increased by $8.1 million, or 29.0% in 2020.  The increase in noninterest income is mainly due to net gains on the sale of loans increasing from $3.8 million in 2019 to $11.4 million in 2020 and the increase in debit card and EFT fees increasing from $3.9 million in 2019 to $4.3 million in 2020.  This increase was partially offset by a decrease in income from service charges on deposit accounts of $832 thousand.  The Bank and the Company expect noninterest income to remain steady or decrease slightly during 2021 as management expects the gain on sales of mortgage loans to be reduced in 2021.

Noninterest Expenses

Noninterest expense for 2020 was $73.0 million, compared to $64.9 million in 2019, representing an increase of $8.1 million, or 12.5%.  Most of the increase was from salaries and employee benefits, which grew $2.6 million or 7.1%, mainly due to a temporary increase in FTE counts from the acquisition of Maple Leaf, employee bonuses paid as a result of COVID-19 and annual merit increases.  Other operating expenses increased by $1.5 million, or 15.9% as a result of increased captive insurance company losses, as members of the pool made claims for the COVID-19 pandemic.  These increases were slightly offset by a drop in professional fees of $389 thousand, or 12.5%, and litigation settlement expenses of $505 thousand.

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

Years Ended December 31,	2021		2020		2019		2018		2017
Commercial Real Estate	$1,010,674	43.3%	$712,818	34.3%	$615,521	34.0%	$578,181	33.3%	$512,502	32.5%
Commercial	312,532	13.4	401,003	19.3	255,458	14.1	244,742	14.1	219,973	13.9
Residential Real Estate	580,242	24.9	523,340	25.2	499,301	27.6	492,133	28.4	468,884	29.7
Consumer	195,343	8.4	208,842	10.0	214,998	11.9	221,795	12.8	212,935	13.5
Agricultural	232,291	10.0	232,041	11.2	226,261	12.4	198,989	11.4	163,087	10.4
Total Loans	$2,331,082	100.0%	$2,078,044	100.0%	$1,811,539	100.0%	$1,735,840	100.0%	$1,577,381	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for loans listed above as of December 31, 2021:

Types of Loans	1 Year or less	1 to 5 Years	5 to 15 Years	Over 15 Years
Commercial	$22,733	$173,946	$69,459	$46,394
Commercial Real Estate	$52,356	$297,796	$593,897	$66,625
Residential Real Estate	$8,575	$34,229	$153,922	$383,516
Consumer	$3,583	$91,547	$85,197	$15,016
Agricultural	$4,014	$32,205	$41,836	$154,236

The amounts of loans as of December 31, 2021, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$46,565	$1,214,609	$1,261,174
Fixed Rates of Interest	44,695	1,025,213	1,069,908
Total Loans	$91,260	$2,239,822	$2,331,082

Total loans were $2.3 billion at year-end 2021, compared to $2.1 billion at year-end 2020 representing an increase of 12.2%.  Excluding the $482.2 million of loans added from the Cortland acquisition, loans decreased 11.0%.  The decrease in loans can be attributed to the difficult lending environment, the payoff and forgiveness of the PPP loans and the $3.0 million sale of the credit card portfolio.  Loans comprised 64.0% of the Bank’s average earning assets in 2021, compared to 77.5% in 2020.  The product mix in the loan portfolio includes commercial real estate loans 43.3%, commercial loans comprising 13.4%, residential real estate loans 24.9%, consumer loans 8.4% and agricultural loans 10.0% at December 31, 2021, compared with 34.3%, 19.3%, 25.2%, 10.0% and 11.2%, respectively, at December 31, 2020.

Loans contributed 80.0% of total taxable equivalent interest income in 2021 and 86.1% in 2020.  Loan yields were 4.66% in 2021, 94 basis points greater than the average rate for total earning assets.  Management recognizes that while the loan portfolio holds some of the Bank’s’ highest yielding assets, it is inherently the most risky portfolio.  Accordingly, management attempts to balance credit risk versus return with conservative credit standards.  Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process.  To minimize risks associated with changes in the borrower’s future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral. Commercial real estate loans increased from $712.8 million at December 31, 2020 to $1.0 billion at December 31, 2021, an increase of $297.9 million or 41.8%.  $313.7 million coming from the acquisition of Cortland.  The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate.  These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers.

Residential real estate mortgage loans increased 10.9% to $580.2 million at December 31, 2021, compared to $523.3 million in 2020.  Cortland contributed $86.2 million at the acquisition date.  Farmers originated both fixed rate and adjustable rate mortgages during 2021.  Fixed rate terms are generally limited to fifteen-year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial loans at December 31, 2021 decreased 22.1% from year-end 2020 with outstanding balances of $312.5 million.  The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank.  The mix is diverse, covering a wide range of borrowers, business types and local municipalities.  The Bank monitors and controls concentrations within a particular industry or segment of the economy.  These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Agricultural loans increased from $232.0 million in 2020 to $232.3 million in 2021, an increase of $250 thousand.  The Company’s agricultural loan portfolio contains a diverse mix of dairy, crops, land, poultry and cattle loans.

Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for 2021.  During 2021 the Company used the CECL methodology while the incurred loss methodology was used in prior years:

Years Ended December 31,	2021	2020	2019	2018	2017
Balance at Beginning of Year	$22,144	$14,487	$13,592	$12,315	$10,852
Charge-Offs:
Commercial Real Estate	(70)	(122)	(45)	0	(207)
Commercial	(388)	(412)	(200)	(220)	(375)
Residential Real Estate	(297)	(172)	(400)	(318)	(162)
Consumer	(912)	(1,347)	(1,702)	(2,318)	(2,542)
Total Charge-Offs	(1,667)	(2,053)	(2,347)	(2,856)	(3,286)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	33	31	4	126	592
Commercial	199	11	13	190	66
Residential Real Estate	162	85	58	148	100
Consumer	411	483	717	669	641
Total Recoveries	805	610	792	1,133	1,399
Net Charge-Offs	(862)	(1,443)	(1,555)	(1,723)	(1,887)
Impact of CECL adoption	2,160	0	0	0	0
Provision For Credit Losses and ACL On Loans Acquired	5,944	9,100	2,450	3,000	3,350
Balance at End of Year	$29,386	$22,144	$14,487	$13,592	$12,315
Ratio of Net Charge-offs to Average Loans Outstanding	0.04%	0.07%	0.09%	0.10%	0.13%
Allowance for Credit Losses/Total Loans	1.26	1.07	0.80	0.78	0.78

Provisions charged to operations amounted to $4.9 million in 2021, compared to $9.1 million in 2020, a decrease of $4.2 million.  The reduced provision for the current year was mainly a result of current economic conditions resulting from the improvement in the COVID-19 pandemic.

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

Net charge-offs for the year ended December 31, 2021 were $862 thousand, $581 thousand or 40.3% less than net charge-offs for the year ended December 31, 2020.  The allowance for credit losses to total loans increased to 1.26% at December 31, 2021 compared to 1.07% at December 31, 2020.  Nonperforming loans to total loans increased from 0.67% at December 31, 2020 to 0.69% at December 31, 2021.

In accordance with the accounting relief provisions of CARES and subsequent provisions of the Health and Economic Recovery Omnibus Emergency Solutions (HEROES) Acts, the Bank postponed the adoption of the current expected credit losses (“CECL”) accounting standard, in 2020, primarily due to the impact that the COVID-19 pandemic was having on the economy and the lack of reasonable and supportable economic forecasts.  The Company adopted ASU 2016-13 on January 1, 2021.  The Company recorded the one-time adjustment to equity, to comply with the ASU adoption, which increased the allowance for credit losses by $1.9 million, net of tax.

The provision for credit losses charged to operating expense is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant reasonable and supportable forecasts.  Specific factors considered by management in determining the amounts charged to operating expenses include previous charge-off experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

The allowance for credit losses increased $7.2 million during the year.  The increase is the result of the impact of CECL adoption, day one purchase accounting for the Cortland acquisition and the provision.

Typically, commercial and commercial real estate loans are identified as collateral dependent when they become ninety days past due, or earlier if management believes it is probable that the Company will not collect all amounts due under the terms of the loan agreement.  When Farmers identifies a loan and concludes that the loan is collateral dependent, Farmers performs an internal collateral valuation as an interim measure.  Farmers typically obtains an external appraisal to validate its internal collateral valuation as soon as is practical and adjusts the associated specific loss reserve, if necessary.

The ratio of the allowance for credit losses to non-performing loans at December 31, 2021 was 181.5%, compared to 160.06% at December 31, 2020.  This was mainly due to the adoption of the new CECL methodology in 2021.  The percentage of non-performing loans to total loans increased slightly from 0.67% in 2020 to 0.69% in 2021.  The balance in the allowance for credit losses also increased in 2021 to $29.4 million from $22.1 million in 2020.  This is mainly due to the adoption of CECL and to the increased loan portfolio size.

Nonperforming Assets
December 31,	2021	2020	2019	2018	2017
Nonaccrual loans:
Commercial Real Estate	$3,004	$389	$108	$422	$717
Commercial	7,190	3,789	1,169	946	1,192
Residential Real Estate	4,280	5,783	2,801	4,166	4,038
Consumer	682	864	858	495	660
Agricultural	314	680	542	736	56
Total Nonaccrual Loans	$15,470	$11,505	$5,478	$6,765	$6,663
Loans Past Due 90 Days or More	725	2,330	867	966	1,032
Total Nonperforming Loans	$16,195	$13,835	$6,345	$7,731	$7,695

Other Real Estate Owned	0	0	19	0	171
Total Nonperforming Assets	$16,195	$13,835	$6,364	$7,731	$7,866

Loans modified in troubled debt restructurings	$3,862	$4,105	$4,597	$5,520	$4,980
TDRs included in Nonaccrual Loans	$1,962	$2,366	$2,673	$2,997	$2,624
Percentage of Nonperforming Loans to Total Loans	0.69%	0.67%	0.35%	0.45%	0.49%
Percentage of Nonperforming Assets to Total Assets	0.39%	0.45%	0.26%	0.33%	0.36%
Loans Delinquent 30-89 days	$8,891	$9,297	$11,893	$8,877	$10,191
Percentage of Loans Delinquent 30-89 days to Total Loans	0.38%	0.45%	0.66%	0.51%	0.65%

The Company has forgone interest income of approximately $473 thousand from nonaccrual loans as of December 31, 2021 that would have been earned, over the life of the loans, if all loans had performed in accordance with their original terms.

The Company offered three-month deferrals upon request by borrowers.  For those borrowers in industries that were greatly impacted by COVID-19, additional deferrals were considered and granted beyond the initial three month period.  The range of the deferred months for subsequent requests were three to twelve months.  The decline in deferred loans and balances is due to borrowers not requesting additional deferments and most continued to pay under the original terms of their loan.

Net charge-offs as a percentage of average loans outstanding increased slightly from 0.04% for 2020 to 0.06% for 2021 as a result of average loans decreasing due to forgiveness and payoffs of PPP loans.  Net charge-offs decreased from $1.4 million in 2020 to $862 thousand in 2021.  A decrease in gross charge-offs was experienced in the consumer loan portfolio of $435 thousand but that was offset by an increase in gross charge-offs in the residential real estate loan portfolio of $125 thousand.

The following table summarizes the Company’s allocation of the allowance for credit losses for under CECL for 2021 and the allowance for loan losses for prior years:

December 31,	2021		2020		2019		2018		2017
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial Real Estate	$15,879	51.0%	$10,775	43.1%	$6,127	43.6%	$5,294	42.1%	$4,507	40.0%
Commercial	4,949	15.7	5,022	21.6	2,443	16.9	2,200	16.8	2,128	16.8
Residential Real Estate	4,870	24.9	3,684	25.2	3,032	27.6	2,982	28.3	2,667	29.7
Consumer	3,688	8.4	2,663	10.0	2,885	11.9	3,116	12.8	3,013	13.5
	$29,386	100.0%	$22,144	100.0%	$14,487	100.0%	$13,592	100.0%	$12,315	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2021 occurred in the same proportions or that the allocation indicates future charge-off trends.  The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios.  The consumer loan category represents approximately 8.4% of total loans and in 2021, the gross charge-offs accounted for 54.7% of the losses of the entire loan portfolio.  For the commercial loan category, which represents 15.7% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications.  The gross charge-offs in the commercial loan portfolio, was $388 thousand for 2021.

There were no loans other than those identified above, that management has known information about possible credit problems of borrowers and their ability to comply with the loan repayment terms.  Management is actively monitoring certain borrowers’ financial condition and loans which management wants to more closely monitor due to special circumstances.  These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for credit losses.

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

As of December 31, 2021, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans.  As of that date, there were also no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The investment securities portfolio increased $852.1 million in 2021 to $1.4 billion at December 31, 2021 from $575.6 million at December 31, 2020.  This increase is primarily a result of the Company deploying cash generated from the large inflow of deposits in 2021.  In addition, the Company acquired $130.6 million in investment securities pursuant to the merger with Cortland.  This growth was partially offset by runoff, sales amortization and changes in fair value.  For additional information regarding Farmers’ investment securities see Note 3 to the Consolidated Financial Statements.

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

December 31,	2021	2020
U.S. Treasury securities	$61,662	$955
U.S. government sponsored enterprise debt securities	29,169	10,890
Mortgage-backed securities - residential and collateralized mortgage obligations	668,571	188,175
Small Business Administration	5,430	5,562
Obligations of states and political subdivisions	658,815	366,306
Corporate bonds	4,030	3,712
Equity securities	228	538
Other investments measured at net asset value	14,721	6,343
Total securities	$1,442,626	$582,481

A summary of debt securities held at December 31, 2021 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

Type and Maturity Grouping	December 31, 2021
	Fair Value	Weighted Average Yield (1)
U.S. Treasury securities
Maturing within one year	$101	2.09%
Maturing after one year but within five years	538	1.94%
Maturing after five years but within ten years	61,023	1.10%
Total U.S. Treasury securities	$61,662	1.10%

U.S. government sponsored enterprise debt securities
Maturing within one year	$0	1.89%
Maturing after one year but within five years	2,152	0.79%
Maturing after five years but within ten years	26,398	1.23%
Maturing after ten years	619	1.70%
Total U.S. government sponsored enterprise debt securities	$29,169	1.21%

Mortgage-backed securities - residential and collateralized mortgage obligations (2)
Maturing within one year	$0	0.00%
Maturing after one year but within five years	479	3.31%
Maturing after five years but within ten years	33,456	1.77%
Maturing after ten years	634,636	1.63%
Total mortgage-backed securities	$668,571	1.64%

Small Business Administration
Maturing within one year	$0	0.00%
Maturing after one year but within five years	0	0.00%
Maturing after five years but within ten years	0	0.00%
Maturing after ten years	5,430	2.08%
Total small business administration	$5,430	2.08%

Obligations of states and political subdivisions
Maturing within one year	$1,044	3.93%
Maturing after one year but within five years	11,680	3.78%
Maturing after five years but within ten years	42,321	3.41%
Maturing after ten years	603,770	2.95%
Total obligations of states and political subdivisions	$658,815	2.99%

Corporate bonds
Maturing within one year	$405	1.64%
Maturing after one year but within five years	526	1.71%
Maturing after five years but within ten years	2,976	4.14%
Maturing after ten years	123	2.16%
Total other securities	$4,030	3.71%

(1)

The weighted average yield has been computed by dividing the total contractual interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding.  The weighted average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis.  The amounts of adjustments to interest which are based on the statutory tax rate of 21% were $9 thousand, $93 thousand, $303 thousand and $3.7 million for the four ranges of maturities.

(2)	Payments based on contractual maturity.

Premises and Equipment

Premises and equipment increased to $37.5 million at December 31, 2021 compared to $25.6 million at December 31, 2020.  This increase was primarily due to the addition of $12.6 million in fixed assets acquired in the merger offset by depreciation.

Bank Owned Life Insurance

Farmers owns bank owned life insurance policies on the lives of certain members of management.  The purpose of this investment is to help fund the costs of employee benefit plans.  The cash surrender value of these policies was $73.9 million at December 31, 2021, compared to $51.3 million at December 31, 2020.  The increase was primarily due to policies acquired in the current year merger, along with positive changes in the fair value of the policies.

Deposits

Total deposits at December 31, 2021, were $3.5 billion compared to $2.6 billion at December 31, 2020, an increase of $936.4 million, which includes $695.3 million from the merger.  Non-interest bearing deposits increased $307.4 million during 2021 to $916.2 million while interest-bearing deposits increased $660.9 million to $2.6 billion.  In addition to the increase in deposit balances from the merger, the Company saw significant organic growth as customers continued to deposit additional funds to their accounts throughout the year.  The Company has access to the brokered certificate of deposit market and FHLB borrowing capacity if any of this deposit growth should begin to reverse.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$714,978	0.00%	$546,177	0.00%	$429,289	0.00%
Interest-bearing demand	1,240,014	0.19%	856,462	0.49%	641,461	0.91%
Money market	246,900	0.24%	213,455	0.46%	185,726	0.64%
Savings	322,279	0.04%	248,566	0.04%	224,946	0.04%
Brokered time deposits	11,737	0.64%	72,472	1.46%	83,311	2.31%
Certificates of deposit	393,039	0.93%	480,302	1.68%	401,317	1.96%
Total	$2,928,947	0.34%	$2,417,434	0.69%	$1,966,050	0.98%

The following table sets forth the maturities of retail certificates of deposit having principal amounts $250,000 or greater at December 31, 2021 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2022	$7,376
June 30, 2022	17,619
September 30, 2022	9,194
December 31, 2022	9,084
After December 31, 2022	90,480
Total retail certificates of deposit with balances $250,000 or greater	$133,753

Uninsured deposits for bank and savings and loan registrants are U.S. federally insured depository institutions as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit account that are classified as deposits and not subject to any federal or state deposit insurance regimes.  Deposits in amounts in excess of the FDIC insurance limit were $1.16 billion at December 31, 2021.

Short-Term Borrowings

Farmers did not have any short-term borrowings at December 31, 2021 compared to $2.5 million at December 31, 2020.  See Note 12 within Item 8 of this Annual report on Form 10-K for additional detail.

Long-Term Borrowings

Total long-term borrowings increased $11.4 million to $87.8 million at December 31, 2021, from $76.4 million at December 31, 2020.  During 2021, the Company paid off FHLB advances totaling $67.0 million and assumed $4.3 million of junior subordinated debt securities in the merger with Cortland.  In addition, in November 2021, the Company completed the issuance of $75.0 million aggregate principal amount, fixed-to-floating rate subordinated notes due December 15, 2031, in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended.  The notes carry a fixed rate of 3.125% for five years at which time they will convert to a floating rate based on the three-month term secured overnight funding rate, plus a spread of 220 basis points.  The Company may, at its option, beginning December 15, 2026, redeem the notes, in whole or in part, from time to time, subject to certain conditions.  The net proceeds from the sale were approximately $73.8 million, after deducting the offering expenses.  See Note 13 within Item 8 of this Annual report on Form 10-K for additional detail.

Stockholders’ Equity

Total stockholders’ equity increased to $472.4 million at December 31, 2021 from $350.1 million at December 31, 2020.  The increase is due to $98.9 million for the share issuance for the merger with Cortland, net income of $51.8 million and a reduction in treasury stock balances.  This was offset by the dividends paid on common stock during 2021, the cumulative impact of ASU 2016-13 adoption (CECL) and a decline in accumulated comprehensive income.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2021, the Company’s significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments.  Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments
December 31, 2021
	Note
	Ref.	2022	2023	2024	2025	2026	Thereafter
Deposits without maturity		$3,158,967
Certificates of deposit and brokered time deposits	11	163,085	$66,550	$47,872	$65,652	$39,259	$5,850
Leases	9	833	780	610	603	586	4,245

There is also a $7.2 million additional commitment to SBIC investment funds over the next several years.  The payments have no predetermined due dates at year-end 2021.  Note 13 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements.  Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

At December 31, 2021, the Company did not engage in derivatives or hedging contracts that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet.  Management’s policy is to not engage in derivatives contracts for speculative trading purposes.  The Company does utilize interest-rate swaps as a way of helping manage interest rate risk and not as derivatives for trading purposes.  See Note 22 within Item 8 of this Annual report on Form 10-K for additional detail.

Liquidity

The principal sources of funds for the Bank are deposits, loan and security repayments, borrowings from financial institutions, repurchase agreements and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Investments in liquid assets maintained by the Company and the Bank are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.

The Bank’s Asset/Liability Committee (ALCO) is responsible for monitoring liquidity guidelines, policies and procedures. ALCO uses a variety of methods to monitor the liquidity position of the Bank including a liquidity analysis that measures potential sources and uses of funds over future time periods. ALCO also performs contingency funding analyses to determine the Bank’s ability to meet potential liquidity needs under stress scenarios that cover varying time horizons ranging from immediate to long-term.

At December 31, 2021, the Company had total on-hand liquidity, defined as total cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $1.6 billion.

Capital Resources

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC.  The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined).  Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators.  At December 31, 2021, under the minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III), Farmers Bank and Farmers are required to have actual and minimum capital ratios, which are detailed in Note 16 of the Consolidated Financial Statements.  Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2021 and 2020.  At year-end 2021 and 2020, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America and conform to general practices within the banking industry.  Some of these accounting policies are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for credit losses, if there is any impairment of goodwill and other intangibles, and estimating the fair value of assets acquired and liabilities assumed in connection with any merger activity.  Additional information regarding these policies is included in the notes to the consolidated financial statements, including Note 1 (Summary of Significant Accounting Policies), Note 4 (Loans) and Note 2 (Business Combinations), and the section above captioned “Loan Portfolio.”  Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

Farmers maintains an allowance for credit losses.  The allowance for credit losses is presented as a reserve against loans on the balance sheets.  Credit losses are charged off against the allowance for credit losses, while recoveries of amounts previously charged off are credited to the allowance for credit losses.  A provision for credit losses is charged to operations based on management’s periodic evaluation of adequacy of the allowance.  The provision for credit losses provides for probable losses on loans.

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

The Company uses two methodologies to analyze loan pools.  The cohort method and the PD/LGD.  Cohort relies on the creation of cohorts to capture loans that qualify for a particular segment, as of a point in time. Those loans are then tracked over their remaining lives to determine their loss experience.  The Company aggregates financial assets on the basis of similar risk characteristics when evaluating loans on a collective basis.  Those characteristics include, but are not limited to, internal or external credit score, risk ratings, financial asset, loan type, collateral type, size, effective interest rate, term, or geographical location.  The Company uses cohort primarily for consumer loan portfolios.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies.  GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired.  The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace.  The goodwill value is supported by revenue that is in part driven by the volume of business transacted.  A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.  GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information.  At December 31, 2021, on a consolidated basis, Farmers had intangibles of $8.4 million subject to amortization and $94.2 million in goodwill, which was not subject to periodic amortization.

The Company accounts for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting.  Assets acquired and liabilities assumed in a business combination are recorded at the estimated fair value on their purchase date.  As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation.  Management finalized the fair values of acquired assets and assumed liabilities within this 12-

month period and management currently considers such values to be the Day 1 Fair Values for the acquisition transactions.  In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Loans acquired in a business combination transaction are evaluated either individually or in pools of loans with similar characteristics; including consideration of a credit component.  A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2021 and 2020 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

	2021	2020	ALCO
Changes In Interest Rate (basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	4.5%	-1.6%	-15%
+200	3.2%	-1.2%	-10%
+100	1.5%	0.2%	-5%
-100	-4.1%	-2.8%	-5%
Net Present Value Of Equity Change
+300	6.2%	8.9%	-20%
+200	7.6%	5.0%	-15%
+100	6.1%	27.8%	-10%
-100	-12.4%	-19.0%	-10%

It should be noted that at December 31, 2021 and 2020, the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This is primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.

Management will continue to monitor the policy exception and may consider changes to the asset/liability position in the future.  The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at December 31, 2021 and 2020.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021, was effective.

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021, the Company has excluded the operations of Cortland Bancorp and its subsidiaries as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than on annual reporting period).  The merger was completed on November 1, 2021.  As of and for the year ended December 31, 2021, legacy Cortland Bancorp’s assets represented approximately 19 percent of the Company’s consolidated assets and its revenues represented approximately 4 percent of the Company’s consolidated revenues.  See “Note 2 – Business Combination” for further discussion of the merger and its impact on the Company’s consolidated financial statements.

CliftonLarsonAllen LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 is included under the heading “Report of Independent Registered Public Accounting Firm” In Part II, Item 8.

/s/ Kevin J. Helmick	/s/ Troy Adair
Kevin J. Helmick	Troy Adair
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Farmers National Banc Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021, the Company has excluded the operations of the acquired Cortland Bancorp and subsidiaries as permitted by guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. The acquisition was completed on November 1, 2021. As of and for the year ended December 31, 2021, legacy Cortland Bancorp’s assets represented approximately 19 percent of the Company’s consolidated assets and its revenues represented approximately 4 percent of the Company’s consolidated revenues. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the operations of the acquired Cortland Bancorp and subsidiaries.

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

Allowance for Credit Losses for Loans

As described in Notes 1 and 4 to the consolidated financial statements, management’s estimate of the allowance for credit losses for loans (ACL) was $29.4 million as of December 31, 2021 on a loan portfolio of $2.33 billion. The ACL is an estimate of lifetime expected credit losses for loans. The ACL considers historical loss rates, which are adjusted for reasonable and supportable forecasts, and other qualitative adjustments. The Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements. The Company uses methodologies that tracks loss experience over the remaining life of groups, or cohorts, of loans, and the probability of default and the loss given a loan default. Loans that do not share risk characteristics and purchased credit deteriorated loans are evaluated on an individual basis. The Company has established specific thresholds for the loan portfolio to determine when loans need to be evaluated individually.

The principal considerations for our determination of the allowance for credit losses for loans as a critical audit matter includes the subjectivity, complexity, and estimation uncertainty involved in determining significant model assumptions and adjusting model outputs to reflect economic and portfolio trends and conditions not captured within the models.

The primary procedures we performed to address this critical audit matter included the following:

•	Obtained an understanding of the Company’s models and the process for establishing the allowance for credit losses for the loan portfolio.
•

Tested the design and operating effectiveness of controls relating to management’s determination of the allowance for credit losses for loans, including controls over the allowance for credit losses models and the inputs and assumptions used to support the reserve calculations. Controls over the models include review of the model calculations and the macro-economic forecasts utilized in the models. Additionally, we tested controls over the approval of key policies and decisions during the implementation of the new accounting standard and validation of the models.

•

Evaluated the reasonableness of management’s application of industry and qualitative factor adjustments to the allowance for credit losses, including the comparison of factors considered by management to third party or internal sources as well as evaluated the appropriateness and level of the qualitative factor adjustments.

•	Assessed the overall trends in credit quality by comparing the Company’s quarterly changes in qualitative factors and the allowance for credit losses.
•	Evaluated management’s determination of reasonable and supportable forecasts, including comparing key factors to independent sources.
•	Evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s conclusion.

Business Combination

As described in Notes 1 and 2 to the consolidated financial statements, the Company completed an acquisition of a bank holding company during the year ended December 31, 2021, which results in additional goodwill of approximately $48.5 million being recognized. Management determined that the acquisitions qualified as business combinations and accordingly, all identifiable assets acquired and liabilities assumed were recorded at fair value. The identification and valuation of the acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside valuation specialists to estimate the fair value allocations.

We identified the evaluation of the Company’s acquisition of Cortland Bancorp as a critical audit matter because of its material increase to the Company’s balance sheet, complexity of purchase accounting, and the subjectivity involved in management’s judgments with respect to the fair value adjustments of assets acquired and liabilities assumed, including intangible assets.

The primary procedures we performed to address this critical audit matter included performing substantive testing, including evaluating management’s judgments and assumptions for applying the acquisition method of accounting and fair valuing assets and liabilities acquired, which consisted of the following:

•	Obtained and read the executed Agreement and Plan of Merger documents to gain an understanding of the underlying terms of the completed acquisition.
•	Obtained and read management’s business combination documentation to gain an understanding of the procedures performed to identify and calculate the fair value of the acquired assets and liabilities.

•

Tested management’s business combination accounting analysis, focusing on the completeness and accuracy of the assets acquired and liabilities assumed and the related fair value purchase price allocation.

•

Obtained the valuation estimates prepared by the Company’s external valuation specialists and challenged management’s analysis of the appropriateness of the valuations allocated to assets acquired and liabilities assumed; including but not limited to, testing of critical inputs, assumptions applied and valuation models utilized.

•	Utilized CLA’s internal valuation specialists to assist with evaluating the related fair value purchase price allocations made to certain identified assets acquired and liabilities assumed.
•	Tested the goodwill calculation resulting from the completed acquisition, which is the difference between the total consideration paid and the fair value of the net assets acquired.
•	Evaluated the accuracy and completeness of the disclosures made in the consolidated financial statements.

/s/CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

We have served as the Company’s auditor since 2019.

Toledo, Ohio

March 9, 2022

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2021	2020
ASSETS
Cash and due from banks	$29,150	$20,503
Federal funds sold and other	83,640	234,118
TOTAL CASH AND CASH EQUIVALENTS	112,790	254,621

Securities available for sale	1,427,677	575,600
Other investments	30,459	21,529
Loans held for sale	4,545	4,766
Loans	2,331,082	2,078,044
Less allowance for credit losses	29,386	22,144
NET LOANS	2,301,696	2,055,900

Premises and equipment, net	37,520	25,620
Goodwill	94,240	45,775
Other intangibles, net	8,366	3,842
Bank owned life insurance	73,855	51,322
Other assets	51,601	32,173
TOTAL ASSETS	$4,142,749	$3,071,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$916,237	$608,791
Interest-bearing	2,630,998	1,970,087
Brokered time deposits	0	32,000
TOTAL DEPOSITS	3,547,235	2,610,878

Short-term borrowings	0	2,521
Long-term borrowings	87,758	76,385
Other liabilities	35,324	31,267
TOTAL LIABILITIES	3,670,317	2,721,051

Commitments and contingent liabilities (Note 13)

Stockholders' equity
Common Stock - Authorized 50,000,000 shares in 2021 and 2020; 35,128,962 and 29,577,828 shares issued and 33,898,236 and 28,273,652 shares outstanding, respectively	306,123	208,763
Retained earnings	173,896	138,073
Accumulated other comprehensive income	9,295	22,032
Treasury stock, at cost; 1,230,726 and 1,304,176 shares, respectively	(16,882)	(18,771)
TOTAL STOCKHOLDERS' EQUITY	472,432	350,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,142,749	$3,071,148

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2021	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$94,820	$98,379	$89,103
Taxable securities	11,399	5,423	4,840
Tax exempt securities	9,542	7,684	6,687
Dividends	498	543	627
Federal funds sold and other interest income	200	298	729
TOTAL INTEREST AND DIVIDEND INCOME	116,459	112,327	101,986

INTEREST EXPENSE
Deposits	6,775	14,381	16,860
Short-term borrowings	7	359	2,250
Long-term borrowings	1,687	1,396	498
TOTAL INTEREST EXPENSE	8,469	16,136	19,608
NET INTEREST INCOME	107,990	96,191	82,378
Provision for credit losses	4,649	9,159	2,160
Provision (credit) for unfunded commitments	244	(59)	290
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND UNFUNDED COMMITMENTS	103,097	87,091	79,928

NONINTEREST INCOME
Service charges on deposit accounts	3,660	3,682	4,514
Bank owned life insurance income, including death benefits	1,338	795	818
Trust fees	9,438	7,632	7,475
Insurance agency commissions	3,456	3,124	2,919
Security gains, including fair value changes for equity securities	1,004	380	42
Retirement plan consulting fees	1,421	1,523	1,489
Investment commissions	2,276	1,530	1,406
Net gains on sale of loans	8,285	11,362	3,777
Other mortgage banking income (loss), net	(136)	(83)	49
Debit card and EFT fees	5,144	4,264	3,886
Other operating income	2,307	1,952	1,667
TOTAL NONINTEREST INCOME	38,193	36,161	28,042

NONINTEREST EXPENSE
Salaries and employee benefits	39,393	39,826	37,172
Occupancy and equipment	8,486	7,254	6,649
State and local taxes	2,277	2,138	1,826
Professional fees	4,191	2,733	3,122
Merger related costs	7,109	3,223	197
Advertising	1,859	1,531	1,736
FDIC insurance	582	750	331
Intangible amortization	1,362	1,327	1,306
Core processing charges	3,198	3,551	3,370
Other operating expenses	10,719	10,647	9,186
TOTAL NONINTEREST EXPENSE	79,176	72,980	64,895
INCOME BEFORE INCOME TAXES	62,114	50,272	43,075

INCOME TAXES	10,270	8,396	7,315
NET INCOME	$51,844	$41,876	$35,760

EARNINGS PER SHARE:
Basic	$1.78	$1.48	$1.29
Diluted	$1.77	$1.47	$1.28

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2021	2020	2019
NET INCOME	$51,844	$41,876	$35,760

Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities	(15,333)	16,651	17,513
Reclassification adjustment for (gains) losses realized in income	(838)	(385)	11
Net unrealized holding gains (losses)	(16,171)	16,266	17,524
Income tax effect	3,396	(4,060)	(3,668)
Unrealized holding gains (losses), net of reclassification and tax	(12,775)	12,206	13,856

Change in funded status of post-retirement plan, net of tax	38	0	0

Other comprehensive income (loss), net of tax	(12,737)	12,206	13,856

TOTAL COMPREHENSIVE INCOME	$39,107	$54,082	$49,616

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2018	$186,163	$83,630	$(4,030)	$(3,443)	$262,320
Net income		35,760			35,760
Other comprehensive income			13,856		13,856
Stock based compensation expense	1,385				1,385
Vesting of Long Term Incentive Plan	(1,203)			1,203	0
Share forfeitures for taxes				(631)	(631)
Dividends paid at $0.38 per share		(10,539)			(10,539)
Treasury share purchases				(2,842)	(2,842)
Balance December 31, 2019	186,345	108,851	9,826	(5,713)	299,309
Net income		41,876			41,876
Other comprehensive income			12,206		12,206
Stock based compensation expense	1,443				1,443
Vesting of Long Term Incentive Plan	(1,579)			1,740	161
Share forfeitures for taxes				(560)	(560)
Share issuance as part of a business combination	22,554				22,554
Dividends paid at $0.44 per share		(12,654)			(12,654)
Treasury share purchases				(14,238)	(14,238)
Balance December 31, 2020	208,763	138,073	22,032	(18,771)	350,097
Net income		51,844			51,844
Other comprehensive loss			(12,737)		(12,737)
Restricted share issuance	(412)			412	0
Restricted share forfeitures	52			(52)	0
Stock based compensation expense	1,193				1,193
Vesting of Long Term Incentive Plan	(2,136)			2,136	0
Share forfeitures for taxes				(443)	(443)
Share issuance as part of a business combination	98,921				98,921
Cumulative impact of ASU 2016-13 adoption (CECL)		(1,936)			(1,936)
Retirement of Cortland shares owned by Farmers	(258)				(258)
Dividends paid at $0.47 per share		(14,085)			(14,085)
Treasury share purchases				(164)	(164)
Balance December 31, 2021	$306,123	$173,896	$9,295	$(16,882)	$472,432

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,844	$41,876	$35,760
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	4,649	9,159	2,160
Provision for unfunded loans	244	(59)	290
Depreciation and amortization	3,539	3,122	2,839
Net amortization of securities	3,555	2,347	2,323
Available for sale security (gains) loss	(838)	(385)	11
Realized (gains) losses on equity securities	(166)	5	(53)
Loss on land and building sales, net	247	77	26
Stock compensation expense	1,193	1,443	1,385
(Gains) loss on sale of other real estate owned	0	(38)	45
Earnings on bank owned life insurance	(1,298)	(795)	(818)
Loss on fixed asset disposal	0	0	12
Income recognized from death benefit on bank owned life insurance	(40)	0	0
Origination of loans held for sale	(398,011)	(245,060)	(75,568)
Proceeds from loans held for sale	406,381	255,167	78,591
Net gains on sale of loans	(8,285)	(11,362)	(3,777)
Net change in other assets and liabilities	(8,081)	(6,431)	(4,465)
NET CASH FROM OPERATING ACTIVITIES	54,933	49,066	38,761

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	74,376	61,117	35,583
Proceeds from sales of securities available for sale	35,175	60,341	33,424
Purchases of securities available for sale	(849,941)	(176,212)	(83,049)
Proceeds from sale of equity securities	258	67	1,302
Purchases of equity securities	(68)	(842)	(1,939)
Proceeds from maturities and repayments of SBIC funds	1,261	0	0
Purchases of SBIC funds	(1,116)	0	0
Purchases of restricted stock	(22)	(2,843)	0
Redemption of restricted stock	2,198	5,383	8
Loan originations and payments, net	231,479	(86,741)	(77,554)
Proceeds from sale of other real estate owned	0	241	236
Proceeds from BOLI death benefits	352	0	49
Purchase of bank owned life insurance	0	(15,000)	0
Proceeds from land and building sales	37	502	252
Additions to premises and equipment	(1,375)	(3,696)	(1,458)
Net cash received (paid) in business combinations	83,773	(2,204)	0
NET CASH FROM INVESTING ACTIVITIES	(423,613)	(159,887)	(93,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	241,083	418,663	209,244
Net change in short-term borrowings	(6,767)	(49,529)	(167,709)
Repayments of long-term borrowings	(66,980)	(47,560)	(935)
Proceeds from long term borrowings	73,749	0	40,000
Cash dividends paid	(14,072)	(12,654)	(10,539)
Repurchase of common shares	(164)	(14,238)	(2,842)
NET CASH FROM FINANCING ACTIVITIES	226,849	294,682	67,219
NET CHANGE IN CASH AND CASH EQUIVALENTS	(141,831)	183,861	12,834

Beginning cash and cash equivalents	254,621	70,760	57,926
Ending cash and cash equivalents	$112,790	$254,621	$70,760

Supplemental cash flow information:
Interest paid	$8,482	$16,515	$19,529
Income taxes paid	$12,500	$9,000	$6,450

Supplemental noncash disclosures:
Transfer of loans and property to other real estate owned	$0	$73	$300
Issuance of stock for business combinations	$98,921	$22,554	$0
Issuance of stock awards	$2,136	$1,740	$1,203
Security purchases not settled	$0	$3,889	$812

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts in Thousands except Per Share Data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. (“Company”) and its wholly-owned subsidiaries, The Farmers National Bank of Canfield (“Bank” or “Farmers Bank”), Farmers Trust Company (“Farmers Trust”) and Farmers National Captive, Inc. (“Captive”).  The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Farmers Investments”).  The Company completed its acquisition of Cortland Bancorp (“Cortland”) on November 1, 2021 thereby including two months of operations in the Consolidated Statement of Income.  The Company acquired Maple Leaf Financial, Inc. (“Maple Leaf”), the parent company of Geauga Savings Bank in January 2020 and has since included its results of operations in the Consolidated Statements of Income.  Together all entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Corporate Reorganization:  During 2019, Trust acquired all shares of National Associates, Inc. (“NAI”) from the Company through a corporate reorganization.  The Company was the sole shareholder of Trust and NAI before the reorganization.  The entities were combined into one reporting unit and one operating segment and began reporting as one unit, for both internal and external reports, during 2019.  The combination was in concert with the Company’s plan to increase efficiencies within the different business lines.

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through the Bank.  As a national bank, the Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  The primary area served by the Bank is the northeastern region of Ohio through forty-seven (47) locations and one location in southwestern Pennsylvania.  The Company provides trust services and retirement consulting services through its Farmers Trust subsidiary and insurance services through the Bank’s Insurance subsidiary.  Farmers Trust has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions.  The primary purpose of Farmers Investments is to invest in municipal securities.  Captive provides property and casualty insurance coverage to the Company and its subsidiaries.  Captive pools resources with eleven similar insurance subsidiaries of financial institutions to spread a limited amount of risk among the pool members and to provide insurance where not currently available or economically feasible in today’s insurance market place.

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

Business Combinations: Business combinations are accounted for by applying the acquisition method.  As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill.  Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

Cash Flows: Cash and cash equivalents include cash on hand, deposits with other financial institutions and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.  Net cash flows are reported for loan and deposit transactions, short-term borrowings and other assets and liabilities.

Securities: Debt securities classified as available for sale are those that could be sold for liquidity, investment management, or similar reasons, even though management has no present intentions to do so.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  Equity securities with readily determinable fair values are carried at fair value, with changes in fair value reported in net income.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Premiums are amortized to the earliest call date.  Purchases and sales are recorded on the trade date, with resulting gains and losses determined using the specific identification method.

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

Mortgage loans held for sale are sold with or without servicing rights.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for credit losses.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.

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

For all classes of loans, when interest accruals are discontinued, interest accrued but not received is reversed against interest income.  Interest on such loans is thereafter recorded on a cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchased Credit Deteriorated Loans (PCD): The Company acquires loans individually and in groups or portfolios.  At acquisition, the Company reviews each loan to determine whether there is evidence of more than insignificant deterioration of credit quality since origination.  The Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics (loan type and date of origination).

PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded.  In addition, an adjustment is made to the ACL for the expected loss on the acquisition date.  These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the statements of net income.

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value.  The Company’s only derivative is interest-rate swap agreements, which are used as part of its asset and liability management strategy to aid in managing its interest rate risk position.  The Company does not use derivatives for trading or balance sheet hedging purposes.  The derivative transactions are considered instruments with no hedging designation, with changes in the fair value reported currently in earnings, as other noninterest income.

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer.  However, most of the Company’s business activity is with customers located within Northeastern Ohio.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of an eleven county area.  Loans secured by real estate represent 68.4% of the total portfolio and changes related to the real estate markets are monitored by management.

Allowance for Credit Losses: On January 1, 2021, the Company adopted the current expected credit loss model (“CECL”).  This methodology for calculating the allowance for credit losses considers the possibility of loss over the life of the loan.  It also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan.  To develop the ACL estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements.  The Company uses the cohort (“cohort”) and the probability of default/loss given default (“PD/LGD”) methodologies as described in the Credit Quality Indicators section of the loan footnote. Under ASC 326, if a loan does not share similar risk characteristics with loans in that pool, expected credit losses for that loan are evaluated individually.  The Company has established specific thresholds for the loan portfolio that trigger when loans need to be evaluated individually.

In addition, ASC Topic 326 requires the Company to establish a separate liability for anticipated credit losses for unfunded commitments.  Prior to 2021, the Company included this reserve in the allowance for loan losses but it is now recorded as a reserve in other liabilities.

Under CECL the credit loss estimation process involves procedures that consider the unique characteristics of the Company’s loan portfolio segments.  These segments are disaggregated into the loan pools for monitoring.  A model of risk characteristics, such as loss history and delinquency experience, trends in past due and non-performing loans, as well as existing economic conditions and supportable forecasts used to determine credit loss assumptions.

The Company uses two methodologies, the cohort and the PD/LGD, to analyze loan pools.  Cohort relies on the creation of cohorts to capture loans that qualify for a particular segment, as of a point in time. Those loans are then tracked over their remaining lives to determine their loss experience.  The Company aggregates financial assets on the basis of similar risk characteristics when evaluating loans on a collective basis.  Those characteristics include, but aren’t limited to, internal or external credit score, risk ratings, financial asset, loan type, collateral type, size, effective interest rate, term, or geographical location.  The Company uses cohort primarily for consumer loan portfolios.

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

A reassessment of the existing acquired loans occurred in the third quarter of 2021.  This was to align with the calculation of the ACL being used under the CECL model.  To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the originated risk pools.  The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the status of the borrower or the quality or value of the underlying collateral.  To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not individually considered in the determination of the required allowance for credit losses.  To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered in the determination of the required level of allowance.

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

The ACL represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date.  The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL.  Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.  While management uses the best information available to establish the allowance, future adjustments to the allowance may be necessary, which may be material, if economic conditions differ substantially from the assumptions used in estimating the allowance.  If additions to the original estimate of the allowance for credit losses are deemed necessary, they will be reported in earnings in the period in which they become reasonably estimable and probable.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The Company considers the guidance on troubled debt restructuring for loans when evaluating for disclosure.  Troubled debt restructurings are measured at the present value of estimated future cash flow using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses.

Prior to 2021, as described in further detail in the Company’s 2020 Form 10-K, the Company used an incurred loss impairment model.  This methodology assessed the overall appropriateness of the allowance for credit losses and included allocations for specifically identified impaired loans and loss factors for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors.  Impaired loans were individually assessed and measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent.  Loans that were determined not to be impaired were collectively evaluated for impairment, stratified by type and allocated loss ranges based on the Company’s actual historical loss ratios for each strata, and adjustments were also provided for certain environmental and other qualitative factors.

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

All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.  Servicing assets are evaluated for impairment based upon the fair value of the assets compared to carrying amount.  Any impairment is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.  There was no valuation allowance impairment against servicing assets as of December 31, 2021 or 2020.

Servicing fee income is recorded when earned for servicing loans based on a contractual percentage of the outstanding principal or a fixed amount per loan.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  Servicing fees, late fees and ancillary fees related to loan servicing are not considered significant for financial reporting.

Foreclosed Assets: Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  These assets are recorded in other assets on the balance sheets as other real estate owned (“OREO”).  Operating costs after acquisition are expensed.  The Company had zero OREO recorded at December 31, 2021 and 2020.

Premises and Equipment: Land is carried at cost.  Premises and equipment are stated at cost, less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Restricted Stock: The Bank is a member of the Federal Home Loan Bank (“FHLB”) system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is also a member of and owns stock in the Federal Reserve Bank.  These stocks are carried at cost, classified as restricted securities included in other investments, and periodically evaluated for impairment based on ultimate recovery of par value.  Restricted stock totaled $15.6 million at December 31, 2021 and $14.6 million in 2020.  Cash and stock dividends are reported as income.

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

Goodwill and Other Intangible Assets: Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date.  Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually.  The Company has selected September 30 as the date to perform the annual goodwill impairment tests associated with the acquisitions of Farmers Trust, Farmers Insurance and the recent Banking acquisitions.  Intangible assets with definite useful lives are amortized over their estimated useful lives.  Goodwill is the only intangible asset with an indefinite life on the balance sheet.  Core deposit intangible assets arising from bank acquisitions are amortized over their estimated useful lives of 7 to 8 years.  Non-compete contracts are amortized on a straight-line basis, over the term of the agreements.  Customer relationship and trade name intangibles are amortized over a range of 13 to 15 years on an accelerated method.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement plan, which are recognized as separate components of equity, net of tax effects.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are any matters currently that would have a material effect on the financial statements.

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

Adoption of New Accounting Standards and Newly Issued, Not Yet Effective Accounting Standards:

On October 28, 2021, FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.  This ASU requires contract assets and contract liabilities to be accounted for as if they (the acquirer) entered into the original contract at the same time and same date as the acquiree.  This is a shift from existing guidance, which required the acquirer to recognize contract assets and contract liabilities at their fair value as of the acquisition date.  The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Management is still evaluating the expected effects of adoption of this ASU although the adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

On March 12, 2020, the FASB issued ASU 2020-04 and amended by ASU 2021-01, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the burden of accounting for contract modifications related to reference rate reform.  The amendments in ASU 2020-04 create a new Topic in the Codification, ASC 848, Reference Rate Reform, which contains guidance that is designed to simplify how entities account for contracts that are modified to replace LIBOR or other benchmark interest rates with new rates. The amendments in ASU 2020-04 give entities the option to apply expedients and exceptions to contract modifications that are made until December 31, 2022, if certain criteria are met.  If adopted, these amendments and exceptions should be applied to all eligible modifications to contracts that are accounted for under an ASC Topic or industry Subtopic.  The guidance in ASC 848 will not apply to any contract modifications made after December 31, 2022.  The amendments in this update are elective and can be applied during the period of March 12, 2020 through December 31, 2022.  The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

In accordance with the accounting relief provisions of CARES and subsequent provisions of the Health and Economic Recovery Omnibus Emergency Solutions (HEROES) Act, the Bank postponed the adoption of the current expected credit losses (“CECL”) accounting standards, primarily due to the impact of the COVID-19 pandemic, from January 1, 2020 to January 1, 2021.  The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures.  Results for reporting periods beginning after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded the onetime adjustment to equity in the amount of $1.9 million, net of tax which increased the allowance for credit losses $2.5 million.

NOTE 2 – BUSINESS COMBINATIONS

On November 1, 2021, the Company completed the merger with Cortland Bancorp Inc. (“Cortland”), the parent company of The Cortland Savings and Banking Company (“Cortland Bank”), pursuant to the Agreement and Plan of Merger, dated as of June 22, 2021, as amended by that certain Amendment to Agreement and Plan of Merger, dated October 12, 2021 (collectively, the “Merger Agreement”), by and among the Company, Cortland, and FMNB Merger Subsidiary IV, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, on November 1, 2021, Cortland merged with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity in the Merger.  Promptly following the consummation of the Merger, Merger Sub was dissolved and liquidated and Cortland Bank merged with and into the Bank (the “Bank Merger”), with the Bank as the surviving bank in the Bank Merger.  The transaction received the approval of Cortland’s shareholders and all customary regulatory approvals.  Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each common share, without par value, of Cortland issued and outstanding immediately prior to the effective time (except for certain Cortland common shares held directly by Cortland or the Company) was converted into the right to receive, without interest, $28.00 per share in cash or 1.75 shares of the Company’s common stock, subject to an overall limitation of 75% of the Cortland shares being exchanged for the Company’s shares and the remaining 25% being exchanged for cash.  The Company issued 5.6 million shares of its common stock along with cash of $29.6 million, which represented a transaction value of approximately $128.5 million based on its closing stock price of $17.82 on October 31, 2021, the closing of the merger.

In accordance with ASC 805, the Company expensed approximately $7.1 million of merger related costs during the year ended December 31, 2021.  The Company recorded goodwill of $48.5 million as a result of the combination.  Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of  personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in northeast Ohio.  The merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area.  The goodwill was determined not to be deductible for income tax purposes.

The following table summarizes the consideration paid for Cortland and the amounts of the assets acquired and liabilities assumed on the closing date of the acquisition.

Consideration
Cash	$29,618
Stock	98,921
Fair value of total consideration transferred	$128,539
Fair value of assets acquired
Cash and cash equivalents	$113,391
Securities available for sale	130,574
Other investments	16,092
Loans	482,168
Premises and equipment	12,644
Bank owned life insurance	21,547
Core deposit intangible	5,886
Current and deferred taxes	3,135
Other assets	7,805
Total assets acquired	793,242
Fair value of liabilities assumed
Deposits	695,274
Short-term borrowings	4,246
Long-term borrowings	4,262
Accrued interest payable and other liabilities	9,386
Total liabilities	713,168
Net assets acquired	$80,074
Goodwill created	48,465
Total net assets acquired	$128,539

The following table presents unaudited pro forma information as if the Cortland acquisition that occurred on November 1, 2021 actually took place on January 1, 2020.  The unaudited pro forma information for the years ended December 31, 2021 and 2020 includes adjustments of interest income on loans, amortization of core deposit intangibles arising from the transaction, interest expense on deposits and borrowings acquired.    The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective on the assumed date.

	2021	2020
Net interest income	$130,005	$120,651
Provision for credit losses	10,893	10,675
Noninterest income	45,393	43,661
Noninterest expense	94,236	93,045
Income before income taxes	70,269	60,592
Income tax expense	11,299	33,818
Net income	$58,970	$50,602
Basic earnings per share	$1.75	$1.50
Diluted earnings per share	$1.74	$1.49

The above unaudited pro forma information related to 2021 excludes nonrecurring merger cost that totaled $5.7 million on an after-tax basis.

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

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2021 and 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized
2021	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$93,137	$32	$(2,338)	$90,831
State and political subdivisions	636,724	23,296	(1,205)	658,815
Corporate bonds	4,009	50	(29)	4,030
Mortgage-backed securities - residential	663,405	1,875	(10,094)	655,186
Collateralized mortgage obligations	13,303	153	(71)	13,385
Small Business Administration	5,381	49	0	5,430
Totals	$1,415,959	$25,455	$(13,737)	$1,427,677

		Gross	Gross
	Amortized	Unrealized	Unrealized
2020	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$11,798	$101	$(54)	$11,845
State and political subdivisions	344,160	22,350	(204)	366,306
Corporate bonds	3,582	132	(2)	3,712
Mortgage-backed securities - residential	157,106	4,919	(243)	161,782
Collateralized mortgage obligations	25,654	742	(3)	26,393
Small Business Administration	5,411	151	0	5,562
Totals	$547,711	$28,395	$(506)	$575,600

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2021	2020	2019
Proceeds	$35,175	$60,341	$33,424
Gross gains	863	394	211
Gross losses	(25)	(824)	(222)

The tax provision (benefit) related to these net realized gains (losses) was $176 thousand, $(90) thousand and $(2) thousand respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Available for sale	December 31, 2021
	Amortized
Maturity	Cost	Fair Value
Within one year	$1,539	$1,550
One to five years	14,132	14,897
Five to ten years	133,000	132,717
Beyond ten years	585,199	604,512
Mortgage-backed securities, collateralized mortgage obligations and Small Business Administration	682,089	674,001
Totals	$1,415,959	$1,427,677

Securities with a carrying amount of $491 million at December 31, 2021 and $371 million at December 31, 2020 were pledged to secure public deposits and repurchase agreements. Farmers Trust had securities, with a carrying amount of $102 thousand, at year-end 2021 and $100 thousand at year-end 2020, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any issuer that exceeded 10% of stockholders’ equity, except for the U.S. Government, its agencies and its sponsored entities, which are fully insured.

The following table summarizes the investment securities with unrealized losses at December 31, 2021 and 2020 aggregated by major security type and length of time in a continuous unrealized loss position.

2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$81,236	$(1,960)	$8,271	$(378)	$89,507	$(2,338)
State and political subdivisions	103,651	(1,020)	10,020	(185)	113,671	(1,205)
Corporate bonds	418	(2)	715	(27)	1,133	(29)
Mortgage-backed securities - residential	525,792	(7,872)	55,569	(2,222)	581,361	(10,094)
Collateralized mortgage obligations	7,270	(71)	0	0	7,270	(71)
Total temporarily impaired	$718,367	$(10,925)	$74,575	$(2,812)	$792,942	$(13,737)

2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$8,153	$(54)	$0	$0	$8,153	$(54)
State and political subdivisions	19,205	(204)	0	0	19,205	(204)
Corporate bonds	198	(2)	0	0	198	(2)
Mortgage-backed securities - residential	63,401	(243)	0	0	63,401	(243)
Collateralized mortgage obligations	294	(3)	0	0	294	(3)
Total temporarily impaired	$91,251	$(506)	$0	$0	$91,251	$(506)

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

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow analysis using the effective interest rate as of the security’s purchase date.  As of December 31, 2021, the Company’s security portfolio consisted of 842 securities, 207 of which were in an unrealized loss position.  The majority of unrealized losses are related to the Company’s holdings in securities issued by U.S Treasury and U.S. government sponsored entities, state and political subdivisions, mortgage-backed securities - residential and collateralized mortgage obligations.  The Company does not consider its AFS securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.  As of December 31, 2021 the Company has not recorded an allowance for credit losses on AFS securities.

Equity Securities

The Company also holds equity securities which include $14.7 million in Small Business Investment Company (“SBIC”) partnership investments as well as $228 thousand in local and regional bank holdings and other miscellaneous equity funds at December 31, 2021. Gains were recognized in income in 2021 and 2020 in compliance with ASU 2016-01, which requires all equity securities to be measured at their fair value with changes in fair value being recognized through the statements of net income.

NOTE 4 – LOANS

Acquired loans were transferred and are included in originated loans during 2021.  This is to align with the calculation of the allowance for credit losses being used under the CECL model.  Loans by class at year end were as follows:

	2021	2020
Originated loans:
Commercial real estate
Owner occupied	$340,369	$215,187
Non-owner occupied	533,240	309,777
Farmland	177,706	156,277
Other	138,282	78,140
Commercial
Commercial and industrial	313,836	385,831
Agricultural	54,659	44,922
Residential real estate
1-4 family residential	453,635	324,723
Home equity lines of credit	127,433	92,968
Consumer
Indirect	159,006	164,620
Direct	21,121	23,348
Other	9,395	9,868
Total originated loans	$2,328,682	$1,805,661
Acquired loans:
Commercial real estate
Owner occupied	$0	$45,101
Non-owner occupied	0	52,863
Farmland	0	26,080
Other	0	12,868
Commercial
Commercial and industrial	0	18,662
Agricultural	0	4,850
Residential real estate
1-4 family residential	0	89,118
Home equity lines of credit	0	17,383
Consumer
Direct	0	5,128
Other	0	97
Total acquired loans	0	272,150
Net deferred loan (fees) costs	2,400	233
Allowance for credit losses	(29,386)	(22,144)
Net loans	$2,301,696	$2,055,900

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for year ended December 31, 2021, and the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2020 and 2019:

December 31, 2021	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$10,746	$5,018	$3,687	$2,693	$22,144
Impact of CECL adoption	(2,137)	259	193	3,845	2,160
Provision for credit losses	6,226	(349)	1,121	(2,349)	4,649
PCD ACL on loans acquired	1,081	210	4	0	1,295
Loans charged off	(70)	(388)	(297)	(912)	(1,667)
Recoveries	33	199	162	411	805
Total ending allowance balance	$15,879	$4,949	$4,870	$3,688	$29,386

December 31, 2020	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$6,127	$2,443	$3,032	$2,885	$14,487
Provision for loan losses	4,710	2,976	742	672	9,100
Loans charged off	(122)	(412)	(172)	(1,347)	(2,053)
Recoveries	31	11	85	483	610
Total ending allowance balance	$10,746	$5,018	$3,687	$2,693	$22,144

December 31, 2019	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$5,294	$2,200	$2,982	$3,116	$13,592
Provision for loan losses	874	430	392	754	2,450
Loans charged off	(45)	(200)	(400)	(1,702)	(2,347)
Recoveries	4	13	58	717	792
Total ending allowance balance	$6,127	$2,443	$3,032	$2,885	$14,487

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of December 31, 2021 and 2020:

	2021		2020
	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Originated loans:
Commercial real estate
Owner occupied	$433	$0	$0	$335
Non-owner occupied	2,511	0	0	0
Farmland	274	0	0	0
Other	60
Commercial
Commercial and industrial	7,190	54	3,312	22
Agricultural	40	0	205	0
Residential real estate
1-4 family residential	3,363	459	866	223
Home equity lines of credit	917	36	603	0
Consumer
Indirect	455	123	648	64
Direct	227	53	157	111
Other	0	0	1	5
Total originated loans	$15,470	$725	$5,792	$760
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$27	$0
Non-owner occupied	0	0	362	0
Farmland	0	0	471	95
Commercial
Commercial and industrial	0	0	477	0
Agricultural	0	0	4	0
Residential real estate
1-4 family residential	0	0	4,128	1,469
Home equity lines of credit	0	0	186	0
Consumer
Direct	0	0	58	6
Total acquired loans	$0	$0	$5,713	$1,570
Total loans	$15,470	$725	$11,505	$2,330

The following tables present the aging of the recorded investment in past due loans as of December 31, 2021 and 2020 by class of loans. Note that loans on a current modification to defer payments under the CARES Act are included in loans not past due.

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$70	$591	$433	$1,094	$338,880	$339,974
Non-owner occupied	394	311	2,511	3,216	529,490	532,706
Farmland	0	0	274	274	177,143	177,417
Other	56	0	60	116	137,878	137,994
Commercial
Commercial and industrial	256	100	7,244	7,600	304,932	312,532
Agricultural	100	28	40	168	54,706	54,874
Residential real estate
1-4 family residential	4,452	1,077	3,822	9,351	443,441	452,792
Home equity lines of credit	80	12	953	1,045	126,405	127,450
Consumer
Indirect	795	275	578	1,648	163,112	164,760
Direct	203	91	280	574	20,614	21,188
Other	0	0	0	0	9,395	9,395
Total loans	$6,406	$2,485	$16,195	$25,086	$2,305,996	$2,331,082

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Originated loans:
Commercial real estate
Owner occupied	$0	$0	$335	$335	$214,460	$214,795
Non-owner occupied	0	0	0	0	309,216	309,216
Farmland	0	0	0	0	156,053	156,053
Other	261	0	0	261	77,725	77,986
Commercial
Commercial and industrial	356	61	3,334	3,751	378,594	382,345
Agricultural	45	255	205	505	44,555	45,060
Residential real estate
1-4 family residential	1,668	974	1,089	3,731	320,129	323,860
Home equity lines of credit	419	0	603	1,022	91,957	92,979
Consumer
Indirect	1,046	285	712	2,043	168,245	170,288
Direct	284	120	268	672	22,789	23,461
Other	24	22	6	52	9,816	9,868
Total originated loans:	$4,103	$1,717	$6,552	$12,372	$1,793,539	$1,805,911
Acquired loans:
Commercial real estate
Owner occupied	$0	$0	$27	$27	$45,072	45,099
Non-owner occupied	197	0	362	559	52,295	52,854
Farmland	0	0	566	566	25,513	26,079
Other	0	0	0	0	12,868	12,868
Commercial
Commercial and industrial	19	390	477	886	17,772	18,658
Agricultural	4	0	4	8	4,841	4,849
Residential real estate
1-4 family residential	1,954	821	5,597	8,372	80,745	89,117
Home equity lines of credit	23	0	186	209	17,175	17,384
Consumer
Direct	20	49	64	133	4,995	5,128
Other	0	0	0	0	97	97
Total acquired loans	$2,217	$1,260	$7,283	$10,760	$261,373	$272,133
Total loans	$6,320	$2,977	$13,835	$23,132	$2,054,912	$2,078,044

Troubled Debt Restructurings:

Total troubled debt restructurings were $3.9 million and $4.1 million at December 31, 2021 and 2020 respectively.  The Company allocated $109 thousand and $81 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2021 and 2020, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at December 31, 2021 and 2020.

During the years ending December 31, 2021, 2020 and 2019, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one, or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; an extension of an interest only period; a deferral of principal payments; a capitalization of interest and/or escrow or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.24% to 4.075%.  There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of 22 days to 361 months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2021, 2020 and 2019:

		Pre- Modification	Post- Modification
December 31, 2021	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment

Commercial
Commercial and industrial	4	22	22
Residential real estate
1-4 family residential	11	636	624
Home equity lines of credit	7	264	264
Indirect	13	124	124
Consumer	4	17	17
Total loans	39	$1,063	$1,051

The troubled debt restructurings described above increased the allowance for credit losses by $127 thousand and resulted in charge offs of $129 thousand during the year ended December 31, 2021.

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

		Pre- Modification	Post- Modification
December 31, 2019	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment
Originated loans:
Commercial
Commercial and industrial	1	$12	$12
Residential real estate			181
1-4 family residential	6	178	94
Home equity lines of credit	3	90	337
Indirect	39	337	46
Consumer	2	46	0
Total originated loans	51	$663	$670
Acquired loans:
Commercial real estate
Farmland	3	527	527
Commercial
Commercial and industrial	1	27	27
Residential real estate
1-4 family residential	4	201	205
Home equity lines of credit	1	17	17
Consumer	3	14	14
Total acquired loans	12	$786	$790
Total loans	63	$1,449	$1,460

The troubled debt restructurings described above increased the allowance for loan losses by $126 thousand and resulted in charge offs of $126 thousand during the year ended December 31, 2019.

The Company offered three-month deferrals upon request by borrowers. For those borrowers in industries that were greatly impacted by COVID-19, additional deferrals were considered and granted beyond the initial three month period. The range of the deferred months for subsequent requests were three to twelve months. The decline in deferred loans and balances is due to borrowers not requesting additional deferments and most continued to pay under the original terms of their loan.

Farmers is also a preferred SBA lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the new Paycheck Protection Program (PPP) under CARES, so they could obtain SBA approval and receive funding as quickly as possible.  During the period of the PPP program, the Company facilitated PPP assistance to 2,134 business customers totaling $256.4 million.  The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020.  The SBA has up to ninety days to review an application for PPP forgiveness and provide a decision at the end of that review.  Once forgiveness of the PPP loan has been communicated and payment is received from the SBA, the Company will record the cash received from the SBA, pay-off the loans based on the amount of forgiveness provided and accelerate the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that are forgiven.  During the period ended December 31, 2021, the Company has received life to date payments from the SBA for forgiveness of these loans totaling $254 million, or approximately 99.1% of the loans originated in 2020. The Company processed $107.9 million in new loans for PPP funding during 2021. The Company has received payments from the SBA for forgiveness of loans totaling $72.3 million, or approximately 67.1% of the PPP loans originated in 2021.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships.  For relationships over $1 million management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt.  Management also affirms the risk ratings for the loans and leases in their respective portfolios on an annual basis.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2021	Pass	Special Mention	Sub standard	Total

Commercial real estate
Owner occupied	$330,754	$5,006	$4,214	$339,974
Non-owner occupied	495,170	19,366	18,170	532,706
Farmland	174,580	2,160	677	177,417
Other	137,063	784	147	137,994
Commercial
Commercial and industrial	301,879	1,190	9,463	312,532
Agricultural	54,394	397	83	54,874
Total loans	$1,493,840	$28,903	$32,754	$1,555,497

December 31, 2020	Pass	Special Mention	Sub standard	Total
Originated loans:
Commercial real estate
Owner occupied	$208,289	$5,121	$1,385	$214,795
Non-owner occupied	290,773	11,240	7,203	309,216
Farmland	153,225	2,464	364	156,053
Other	77,432	387	167	77,986
Commercial
Commercial and industrial	372,083	1,522	8,740	382,345
Agricultural	44,527	320	213	45,060
Total originated loans	$1,146,329	$21,054	$18,072	$1,185,455
Acquired loans:
Commercial real estate
Owner occupied	$44,031	$87	$981	$45,099
Non-owner occupied	50,053	49	2,752	52,854
Farmland	24,637	100	1,342	26,079
Other	12,868	0	0	12,868
Commercial
Commercial and industrial	16,246	0	2,412	18,658
Agricultural	4,481	303	65	4,849
Total acquired loans	$152,316	$539	$7,552	$160,407
Total loans	$1,298,645	$21,593	$25,624	$1,345,862

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

	Residential Real Estate		Consumer
December 31, 2021	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other

Performing	$448,970	$126,497	$164,182	$20,908	$9,395
Nonperforming	3,822	953	578	280	0
Total loans	$452,792	$127,450	$164,760	$21,188	$9,395

	Residential Real Estate		Consumer
December 31, 2020	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
Originated loans:
Performing	$322,771	$92,376	$169,576	$23,193	$9,862
Nonperforming	1,089	603	712	268	6
Total originated loans	$323,860	$92,979	$170,288	$23,461	$9,868
Acquired loans:
Performing	83,520	17,198	0	5,064	97
Nonperforming	5,597	186	0	64	0
Total acquired loans	$89,117	$17,384	$0	$5,128	$97
Total loans	$412,977	$110,363	$170,288	$28,589	$9,965

The following table presents total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year

As of December 31	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$177,091	$143,421	$169,670	$121,520	$107,577	$221,235	$22,473	$962,987
Special mention	1,017	0	7,140	6,755	3,298	6,946	0	25,156
Substandard	0	721	2,664	498	3,321	14,721	606	22,531
Total commercial real estate loans	$178,108	$144,142	$179,474	$128,773	$114,196	$242,902	$23,079	$1,010,674

Commercial
Risk Rating
Pass	$96,395	$53,766	$28,669	$21,617	$12,735	$18,036	$70,661	$301,879
Special mention	572	105	108	278	3	0	124	1,190
Substandard	3,053	1,676	312	276	695	2,155	1,296	9,463
Total commercial loans	$100,020	$55,547	$29,089	$22,171	$13,433	$20,191	$72,081	$312,532

Agricultural
Risk Rating
Pass	$45,015	$51,913	$28,652	$29,372	$19,032	$34,069	$20,921	$228,974
Special mention	0	233	32	0	2,060	0	231	2,556
Substandard	353	19	62	20	0	277	30	761
Total agricultural loans	$45,368	$52,165	$28,746	$29,392	$21,092	$34,346	$21,182	$232,291

Residential real estate
Risk Rating
Pass	$96,660	$93,853	$39,591	$32,227	$42,420	$135,887	$3,475	$444,113
Special mention	0	74	134	82	95	48	0	433
Substandard	48	0	111	28	380	7,679	0	8,246
Total residential real estate loans	$96,708	$93,927	$39,836	$32,337	$42,895	$143,614	$3,475	$452,792

Home equity lines of credit
Risk Rating
Pass	$820	$959	$233	$468	$752	$2,765	$119,430	$125,427
Special mention	0	0	0	0	0	0	48	48
Substandard	0	0	20	142	74	1,590	149	1,975
Total home equity lines of credit	$820	$959	$253	$610	$826	$4,355	$119,627	$127,450

Consumer
Risk Rating
Pass	$61,704	$46,501	$35,581	$21,184	$9,532	$11,504	$8,099	$194,105
Special mention	0	0	0	0	0	0	0	0
Substandard	105	224	294	106	146	363	0	1,238
Total consumer loans	$61,809	$46,725	$35,875	$21,290	$9,678	$11,867	$8,099	$195,343

The Company adopted ASU 2016-13 to calculate the allowance for credit losses which requires projecting credit losses over the lifetime of the credits.  The ACL is adjusted through the provision for credit losses and reduced by net charge offs of loans.  Although the Company has a diversified loan portfolio, the credit risk in the loan portfolio is largely influenced by general economic conditions and trends of the counties and markets in which the debtors operate, and the resulting impact on the operations of borrowers or on the value of any underlying collateral.

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

The Company uses two methodologies to analyze loan pools.  The cohort method and the PD/LGD.  Cohort relies on the creation of cohorts to capture loans that qualify for a particular segment, as of a point in time. Those loans are then tracked over their remaining lives to determine their loss experience.  The Company aggregates financial assets on the basis of similar risk characteristics when evaluating loans on a collective basis.  Those characteristics include, but aren’t limited to, internal or external credit score, risk ratings, financial asset, loan type, collateral type, size, effective interest rate, term, or geographical location.  The Company uses cohort primarily for consumer loan portfolios.

The probability of default portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, becomes a troubled debt restructuring or is partially, or wholly, charged-off.  Typically, a one-year time period is used to asses PD.  PD can be measured and applied using various risk criteria.  Risk rating is one common way to apply PDs.  Loss given default LGD is to determine the percentage of loss by facility or collateral type.  LGD estimates can sometimes be driven, or influenced, by product type, industry or geography.  The Company uses PD/LGD primarily for commercial loan portfolios.

The following table presents the loan pools and the associated methodology used during the calculation of the allowance for credit losses in 2021.

Portfolio Segments	Loan Pool	Methodology	Loss Drivers
Residential real estate	1-4 Family Residential Real Estate - 1st Liens	Cohort	Credit Loss History
	1-4 Family Residential Real Estate - 2nd Liens	Cohort	Credit Loss History
Home Equity Lines of Credit	Home Equity Lines of Credit	Cohort	Credit Loss History
Consumer Finance	Cash Reserves	Cohort	Credit Loss History
	Direct	Cohort	Credit Loss History
	Indirect	Cohort	Credit Loss History
Commercial	Commercial and Industrial	PD/LGD	Credit Loss History
	Agricultural	PD/LGD	Credit Loss History
	Municipal	PD/LGD	Credit Loss History
Commercial real estate	Owner Occupied	PD/LGD	Credit Loss History
	Non-Owner Occupied	PD/LGD	Credit Loss History
	Multifamily	PD/LGD	Credit Loss History
	Farmland	PD/LGD	Credit Loss History
	Construction	PD/LGD	Credit Loss History

According to accounting standard an entity may make an accounting policy election not to measure an allowance for credit losses for accrued interest receivable if the entity writes off the applicable accrued interest receivable balance in a timely manner.  The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables for all loan segments.  Current policy dictates that a loan will be placed on nonaccrual status, with the current accrued interest receivable balance being written off, upon the loan being 90 days delinquent or when the loan is deemed to be collateral dependent and the collateral analysis shows insufficient collateral coverage based on a current assessment of the value of the collateral.

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments.  To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments.  This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument.  At December 31, 2021, the Company had $607 million in unfunded commitments and set aside $533 thousand in anticipated credit losses.  This reserve is recorded in other liabilities as opposed to the ACL.

The determination of ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain.  Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgements as to the facts and circumstances related to particular situations or credits.  There may be significant changes in the ACL in future periods determined by prevailing factors at that point in time along with future forecasts.

Purchased Loans

As a result of the Cortland merger, the Company acquired $478.2 million in loans, excluding $4.0 million of loans held for sale. Par value of purchased loans was as follows (in thousands):

2021
Par value of acquired loans at acquisition	$483,666
Net purchase discount	(4,207)
Allowance for credit losses of PCD loans	(1,295)
Fair value of loans at acquisition	$478,164

Under ASU Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as PCD.  PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded.  In addition, an adjustment is made to the ACL for the expected loss on the acquisition date.  These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement.  On November 1, 2021, the Company acquired PCD loans with a fair value of $34.3 million, credit discount of $1.3 million and a noncredit discount of $1.1 million.  The outstanding balance at December 31, 2021 and related allowance on these loans is as follows (in thousands):

	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$3,066	$89
Non-owner Occupied	24,694	804
Other	788	3
	28,548	896
Commercial
Commercial and industrial	2,911	196
Residential real estate
1-4 family residential	505	4

Total	$31,964	$1,096

At December 31, 2020, the Company had $917 thousand in loans that were accounted for as purchase credit impaired. Purchase credit impaired loans are loans acquired through business combinations with deteriorated credit quality that occurred subsequent to origination and have the probability that the Company would be unable to collect all contractually required payments from the borrower.

NOTE 5 – Revenue from Contracts with Customers

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  ASC 606 rules govern the disclosure of revenue tied to contracts.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the years ended December 31, 2021, 2020 and 2019.  Items outside the scope of ASC 606 are noted as such.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2021
Service charges on deposit accounts	$0	$3,660	$3,660
Debit card and EFT fees	0	5,144	5,144
Trust fees	9,438	0	9,438
Insurance agency commissions	0	3,456	3,456
Retirement plan consulting fees	1,421	0	1,421
Investment commissions	0	2,276	2,276
Other (outside the scope of ASC 606)	0	12,798	12,798
Total noninterest income	$10,859	$27,334	$38,193

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2020
Service charges on deposit accounts	$0	$3,682	$3,682
Debit card and EFT fees	0	4,264	4,264
Trust fees	7,632	0	7,632
Insurance agency commissions	0	3,124	3,124
Retirement plan consulting fees	1,523	0	1,523
Investment commissions	0	1,530	1,530
Other (outside the scope of ASC 606)	0	14,406	14,406
Total noninterest income	$9,155	$27,006	$36,161

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2019
Service charges on deposit accounts	$0	$4,514	$4,514
Debit card and EFT fees	0	3,886	3,886
Trust fees	7,475	0	7,475
Insurance agency commissions	0	2,919	2,919
Retirement plan consulting fees	1,489	0	1,489
Investment commissions	0	1,406	1,406
Other (outside the scope of ASC 606)	0	6,353	6,353
Total noninterest income	$8,964	$19,078	$28,042

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

Debit Card and EFT Fees – Customers and the Bank have an account agreement and maintain deposit balances with the Bank.  Customers use a bank issued debit card to purchase goods and services, and the Bank earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction.  The Bank records the amount due when it receives the settlement from the payment network.  Payments from the payment network are received and recorded into income on a daily basis.  There are no contingent debit card or EFT fees recorded by the Company that could be subject to a clawback in future periods.

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

Other potential situations surrounding the recognition of Farmers Insurance revenue include the estimating potential refunds due to the likely cancellation of a percentage of customers cancelling their policies and recording revenue at the time of policy renewals.  Management concluded that since Farmers Insurance agency commissions represent only 2.2% of the Company’s total revenue in 2021, adjusting the current practice of recording insurance revenue for these situations would not have a material impact on the reporting of total revenue.

Retirement Plan Consulting Fees – The fees earned from retirement plan consulting are generated by Farmers Trust.  Revenue is recognized based on the level of work performed for the client.  Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned.  Retirement plan consulting fees represent only 0.9% of the Company’s total revenue in 2021, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company.  The sales are conducted through a third-party broker-dealer.  When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to the broker dealer.  Investment commissions represent only 1.5% of the Company’s total revenue in 2021, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

NOTE 6 – LOAN SERVICING

The Company has retained servicing rights to Mortgage loans sold to the Federal Home Loan Mortgage Corporation.  Mortgage loans serviced for others are not reported as assets.  The principal balances of these loans at year-end are as follows:

	2021	2020
Mortgage loan portfolio serviced for:
FHLMC	$494,688	$430,233

Custodial escrow balances maintained in connection with serviced loans were $4.0 million at December 31, 2021 and $3.4 million at December 31, 2020.

Mortgage servicing rights are recorded on the balance sheets as other assets.  Activity for mortgage servicing rights for years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Servicing rights:
Beginning balance	$3,198	$1,721	$1,468
Additions	1,556	2,429	813
Amortization to expense	(1,351)	(952)	(560)
Ending balance	$3,403	$3,198	$1,721

There was no valuation allowance required for mortgage servicing rights at December 31, 2021, 2020 and 2019.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  The Company uses the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the years ended December 31, 2021 and 2020 the fair value of Level 3 investment securities was immaterial.  At December 31, 2021, the Company determined that no securities that had a fair value less than amortized cost was as a result of credit deterioration as outlined in ASU 2016-13.

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

Collateral Dependent Loans

Fair value estimates of collateral dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated costs to sell.  Loans carried at fair value generally receive specific allocations of the allowance for credit losses in 2021 and allowance for loan losses in prior periods.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  These loans are evaluated on a quarterly basis for additional and adjusted accordingly.

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

Appraisals for both collateral-dependent loans and other real estate owned are performed by certified general appraisers (for commercial and commercial real estate properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what adjustments should be made to appraisals to arrive at fair value.

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2021 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$90,831	$0	$90,831	$0
State and political subdivisions	658,815	0	658,815	0
Corporate bonds	4,030	0	4,030	0
Mortgage-backed securities-residential	655,186	0	655,183	3
Collateralized mortgage obligations	13,385	0	13,385	0
Small Business Administration	5,430	0	5,430	0
Equity securities
Equity securities at fair value	228	228	0	0
Other equity investments measured at net asset value	14,721	n/a	n/a	n/a
Total investment securities	$1,442,626	$228	$1,427,674	$3
Interest rate swaps	$4,261	$0	$4,261	$0
Financial Liabilities
Interest rate swaps	$4,261	$0	$4,261	$0

	Fair Value Measurements at December 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$11,845	$0	$11,845	$0
State and political subdivisions	366,306	0	366,306	0
Corporate bonds	3,712	0	3,712	0
Mortgage-backed securities-residential	161,782	0	161,778	4
Collateralized mortgage obligations	26,393	0	26,393	0
Small Business Administration	5,562	0	5,562	0
Equity securities
Equity securities at fair value	538	538	0	0
Other equity investments measured at net asset value	6,343	n/a	n/a	n/a
Total investment securities	$582,481	$538	$575,596	$4
Interest rate swaps	$4,221	$0	$4,221	$0
Financial Liabilities
Interest rate swaps	$4,221	$0	$4,221	$0

There were no significant transfers between Level 1 and Level 2 during 2021 or 2020.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Investment Securities Available-for-sale (Level 3)
	2021	2020	2019
Beginning Balance	$4	$5	$6
Repayments, calls and maturities	(1)	(1)	(1)
Acquired and/or purchased	0	0	0
Ending Balance	$3	$4	$5

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2021 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial	$1,654	$0	$0	$1,654
1–4 family residential	82	0	0	82

	Fair Value Measurements
	at December 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans
Commercial	$1,770	$0	$0	$1,770
1-4 family residential	82	0	0	82
Consumer	36	0	0	36

Collateral dependent loans were individually evaluated under ASC 326 for the period ended December 31, 2021, while impaired loans from the periods ended December 31, 2020 were individually evaluated under ASC 310. Collateral dependent loans, had a principal balance of $3.2 million, with a valuation allowance of $1.5 million at December 31, 2021. Impaired loans that were measured for impairment using the fair value of the collateral had a principal balance of $2.3 million, with a valuation allowance of $368 thousand at December 31, 2020. Excluded from the above tables at December 31, 2021 and 2020, discussed above are $792 thousand and $513 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

Collateral dependent commercial real estate loans, both owner occupied and non-owner occupied are valued by independent external appraisals.  These external appraisals are prepared using the sales comparison approach and income approach valuation techniques.  Management makes subsequent unobservable adjustments to the collateral dependent loan appraisals.  Collateral dependent loans other than commercial real estate and other real estate owned are not considered material.

At December 31, 2021 and 2020, other real estate owned measured at fair value less costs to sell, had a zero net carrying amount.  During the year ended December 31, 2021, the Company had zero write-downs related to other real estate owned.  The Company had $19 thousand in write-downs related to other real estate owned during the year ended December 31, 2020.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2021 and 2020:

December 31, 2021	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Individually evaluated loans
Commercial	$1,654	Sales comparison	Adjustment for differences between comparable sales	(40.24%) - 56.83% (12.43%)
Residential	82	Sales comparison	Adjustment for differences between comparable sales	(3.84%) - 3.22% (0.12%)

December 31, 2020	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Commercial	$1,770	Sales comparison	Adjustment for differences between comparable sales	(24.01%) - 17.93% (0.48%)
Residential	82	Sales comparison	Adjustment for differences between comparable sales	(40.00%) - 47.15% (17.77%)
Consumer	36	Sales comparison	Adjustment for differences between comparable sales	(23.60%) - 23.60% (0.00%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not previously presented, at December 31, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at December 31, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$112,790	$29,150	$83,640	$0	$112,790
Restricted stock	15,510	n/a	n/a	n/a	n/a
Loans held for sale	4,545	0	4,681	0	4,681
Loans, net	2,301,696	0	0	2,285,554	2,285,554
Accrued interest receivable	12,460	0	6,844	5,616	12,460
Financial liabilities
Deposits	3,547,235	3,158,967	384,263	0	3,543,230
Long-term borrowings	87,758	0	92,433	0	92,433
Accrued interest payable	376	22	354	0	376

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$254,621	$20,503	$234,118	$0	$254,621
Restricted stock	14,647	n/a	n/a	n/a	n/a
Loans held for sale	4,766	0	4,909	0	4,909
Loans, net	2,055,900	0	0	2,036,872	2,036,872
Accrued interest receivable	9,880	0	3,297	6,583	9,880
Financial liabilities
Deposits	2,610,878	2,126,942	487,105	0	2,614,047
Short-term borrowings	2,521	0	2,521	0	2,521
Long-term borrowings	76,385	0	77,189	0	77,189
Accrued interest payable	690	36	654	0	690

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

Off-balance Sheet Instruments: The fair value of commitments is not considered material.

NOTE 8 – PREMISES AND EQUIPMENT

Year-end premises and equipment owned and utilized in the operations of the Company were as follows:

	2021	2020
Land	$6,807	$4,594
Buildings	30,950	24,717
Furniture, fixtures and equipment	17,309	11,646
Leasehold Improvements	1,013	541
Right of use assets	6,360	4,829
	62,439	46,327
Less accumulated depreciation	(24,919)	(20,707)
Net book value	$37,520	$25,620

Depreciation expense was $1.8 million for year ended December 31, 2021, and $1.5 million for the years ended December 31, 2020 and 2019, respectively.

Year-end premises and equipment subject to lease agreements in which the Company acts as lessor were as follows. See NOTE - 9 for additional lease disclosures:

	2021	2020
Buildings	$7,567	$5,215
Equipment	794	794
	8,361	6,009
Less: accumulated amortization	(2,001)	(1,180)
Total	$6,360	$4,829

NOTE 9 – LEASES

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of up to 18.3 years, some of which include options to extend the lease for up to 15 years and some of which include options to terminate the lease in April of 2022.

The right of use asset and lease liability were $6.4 million and $6.6 million as of December 31, 2021, respectively, and $4.8 million and $5.0 million as of December 31, 2020, respectively.

Lease payments made for the year ended December 31, 2021 and 2020 were $845 thousand and $782 thousand.  Interest expense and amortization expense on finance leases for the year ended December 31, 2021 were $154 thousand and $521 thousand.  Interest expense and amortization expense on finance leases for the year ended December 31, 2020 were $133 thousand and $456 thousand.  The weighted-average remaining lease term for all leases was 6.2 years as of December 31, 2021 and the weighted-average discount rate was 2.2%.

On November 1, 2021, the Company performed a valuation on Cortland’s leases to determine an initial right of use asset (ROU asset) and lease liability in connection with the Merger. The Company recorded and initial ROU asset and lease liability of $1.6 million for these leases.

Maturities of lease liabilities are as follows as of December 31, 2021:

2022	$833
2023	780
2024	610
2025	603
2026	586
Thereafter	4,245
Total Payments	7,657
Less: Imputed Interest	(1,075)
Total	$6,582

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchases of Cortland in November 2021 and other past acquisitions totaled $94.2 million at December 31, 2021 and $45.8 million at December 31, 2020.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting units is determined using a combination of a discounted cash flow method and a guideline public company method.   Results of the assessment indicated no goodwill impairment as of December 31, 2021.  The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible:
Customer relationship intangibles	$7,210	$(6,641)	$7,210	$(6,318)
Non-compete contracts	430	(392)	430	(388)
Trade Name	520	(356)	520	(320)
Core deposit intangible	12,866	(5,271)	6,979	(4,271)
Total	$21,026	$(12,660)	$15,139	$(11,297)

Aggregate intangible amortization expense was $1.4 million for 2021 and $1.3 million for 2020 and 2019.

Estimated amortization expense for each of the next five years and thereafter:

2022	$1,670
2023	1,198
2024	894
2025	833
2026	741
Thereafter	3,030
Total	$8,366

NOTE 11 - DEPOSITS

Following is a summary of year-end deposits:

	2021	2020
Noninterest-bearing demand	$916,237	$608,791
Interest-bearing demand	1,407,967	1,030,426
Money market	370,918	217,025
Savings	463,845	270,700
Brokered time deposits	0	32,000
Certificates of deposit	388,268	451,936
Total	$3,547,235	$2,610,878

Time deposits of $250 thousand or more were $133.8 million and $136.9 million at year-end 2021 and 2020.

Following is a summary of scheduled maturities of certificates of deposit during the years following December 31, 2021:

2022	$163,085
2023	66,550
2024	47,872
2025	65,652
2026	39,259
Thereafter	5,850
Total	$388,268

NOTE 12 – SHORT-TERM BORROWINGS

The Bank had no short-term advances from the FHLB at December 31, 2021 or 2020.

Securities sold under repurchase agreements are secured by the Bank’s holdings of debt securities issued by U.S. government sponsored entities and agencies.  These pledged securities which are 105% of the repurchase agreement balances, had a carrying amount of zero and $2.3 million for the year ended December 31, 2021 and 2020, respectively.

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

	2021	2020	2019
Average balance during the year	$2,354	$3,425	$3,343
Average interest rate during the year	0.18%	0.66%	1.36%
Maximum month-end balance during the year	$4,860	$5,150	$5,505
Weighted average year-end interest rate	0.00%	0.66%	1.36%
Balance at year-end	$0	$2,171	$1,700

The following table provides a disaggregation of the obligation by class of collateral pledged for short-term financing obtained through the sales of repurchase agreements:

2020
Overnight and continuous repurchase agreements
U.S. Treasury and U.S. government sponsored entities	$42
State and political subdivisions	1,407
Mortgage-backed securities - residential	568
Collateralized mortgage obligations	154
Total borrowings	$2,171

Management believes the risks associated with the agreements are minimal and in the case of collateral decline the Company has additional investment securities available to adequately pledge as guarantees for the repurchase agreements.

The Bank has access to lines of credit amounting to $35 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the lending banks and are generally subject to withdrawal at their discretion.  There were no borrowings under these lines at December 31, 2021 and 2020.

Farmers has two unsecured revolving lines of credit for $6.5 million. The lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. The outstanding balance on the two lines was zero and $350 thousand at December 31, 2021 and 2020, respectively.  The interest rate on the outstanding balance at December 31, 2020 was 4.60%.

NOTE 13 – LONG-TERM BORROWINGS

At December 31, 2021, there were no long-term advances from the FHLB.  At December 31, 2020, the balances were as follows:

	2020
		Weighted
		Average
	Amount	Rate
Fixed-rate constant payment advance	$1,980	1.70%
Convertible and putable fixed-rate advance	65,000	1.38%
Total advances	$66,980	1.39%

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.2 billion and $616.4 million at year-end 2021 and 2020.  Based on this collateral, the Bank is eligible to borrow an additional $541.0 million at December 31, 2021.  During 2021, the Company prepaid $65.0 million in putable fixed-rate FHLB advances, which had a weighted average interest rate of 1.38% and incurred prepayment penalties of $2.1 million.

In November 2021, the Company completed the issuance of $75.0 million aggregate principal amount, fixed-to-floating rate subordinated notes due December 15, 2031, in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended.  The notes carry a fixed rate of 3.125% for five years at which time they will convert to a floating rate based on the three-month term secured overnight funding rate, plus a spread of 220 basis points.  The Company may, at its option, beginning December 15, 2026, redeem the notes, in whole or in part, from time to time, subject to certain conditions.  The net proceeds from the sale were approximately $73.8 million, after deducting the offering expenses.  The Company’s intent was to use the proceeds from the sale for general corporate purposes, which may include, without limitation, providing capital to support its growth organically or through acquisitions, in financing investments, capital expenditures, repurchasing its common shares and for investments in the Bank as regulatory capital.  The subordinated debentures are included in Total Capital under current regulatory guidelines and interpretations.

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month LIBOR rate.  The rate at December 31, 2021, was 1.65%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month LIBOR rate.  The rate at December 31, 2021 and 2020, was 1.90% and 1.92%, respectively.

In 2015, the Company completed its acquisition of National Bancshares Corporation (“NBOH”), which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by NBOH. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month LIBOR rate.  The rate at December 31, 2021 and 2020, was 2.00% and 2.02%, respectively.

In all three instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par.  This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows.  For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks.  For the subordinated debentures, these amounts represent the par value less the remaining deferred offering expense associated with the issuance of the debentures.  Balances were as follows at December 31, 2021 and 2020:

	2021	2020
	Amount	Amount
TSEO Statutory Trust I	$2,424	$2,375
Maple Leaf Financial Statutory Trust II	7,293	7,030
Cortland Statutory Trust I	4,271	0
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$13,988	$9,405

Subordinated debentures	$73,770	$0

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2021		2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments and unused lines of credit	$119,003	$482,025	$80,567	$344,970

Commitments to make loans are generally made for periods of 30 days or less.  Commitments and fixed rate unused lines of credit have interest rates ranging from 2.25% to 21.90% at December 31, 2021 and 2020.

Standby letters of credit are considered financial guarantees.  The standby letters of credit have a contractual value of $5.8 million at December 31, 2021 and $5.0 million at December 31, 2020.  The carrying amount of these items on the balance sheet is not material.

Additionally, the Company has committed up to a $17.2 million subscription in SBIC investment funds.  At December 31, 2021, the Company had invested $10 million in these funds.

NOTE 15 – STOCK BASED COMPENSATION

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of Farmers’ executives with those of the Company’s shareholders. There were 68,195 service time based shares and 58,245 performance based shares granted under the 2017 Plan during the year ended December 31, 2021, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2024. As of December 31, 2021, 269,875 shares are still available to be awarded from the 2017 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of grant.  Expense recognized was $1.2 million for 2021, and $1.4 million for both 2020 and 2019.  As of December 31, 2021, there was $1.9 million of total unrecognized compensation expense related to the non-vested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.9 years.

The following is the activity under the Plan during 2021:

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	67,765	$14.32	153,070	$14.46
Granted	68,195	16.99	58,245	14.21
Vested	(31,180)	14.96	(52,327)	14.34
Forfeited	(5,216)	14.29	0	0.00
Ending balance - non-vested shares	99,564	$16.13	158,988	$14.40

The following is the activity under the Plan during 2020:

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	81,165	$14.17	192,665	$13.72
Granted	29,045	15.01	50,187	15.93
Vested	(35,006)	14.50	(80,026)	13.55
Forfeited	(7,439)	14.61	(9,756)	14.97
Ending balance - non-vested shares	67,765	$14.32	153,070	$14.46

The 83,507 shares that vested in 2021 had a weighted average fair value of $14.57 per share.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of December 31, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is 2.5% for the years of 2021 and 2020.  The buffer requires an additional capital amount of $68.9 million at year-end 2021 and an additional $52.9 million at year-end 2020.  Excluding the additional buffer, Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-

weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank, Farmers Trust and to a lesser extent the Captive.  The Bank and Farmers Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively.  The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years.  At the conclusion of 2021, the Bank could, without prior approval, declare dividends of approximately $17.2 million plus any 2022 net profits retained to the date of the dividend declaration.  In order to practice trust powers, Farmers Trust must maintain a minimum capital of $3 million.  Farmers Trust would also be able to, without prior approval, declare dividends of $648 thousand plus any 2022 net profits retained to the date of the dividend declaration.

Actual and required capital amounts (not including the capital conservation buffer) and ratios are presented below at year-end:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2021
Common equity tier 1 capital ratio
Consolidated	$362,950	13.16%	$124,066	4.5%	N/A	N/A
Bank	345,065	12.55%	123,712	4.5%	178,695	6.5%
Total risk based capital ratio
Consolidated	485,336	17.60%	220,562	8.0%	N/A	N/A
Bank	374,451	13.62%	219,933	8.0%	274,916	10.0%
Tier I risk based capital ratio
Consolidated	380,950	13.82%	165,422	6.0%	N/A	N/A
Bank	345,065	12.55%	164,950	6.0%	219,933	8.0%
Tier I leverage ratio
Consolidated	380,950	10.12%	150,629	4.0%	N/A	N/A
Bank	345,065	9.19%	150,217	4.0%	187,772	5.0%

2020
Common equity tier 1 capital ratio
Consolidated	$279,864	13.22%	$95,211	4.5%	N/A	N/A
Bank	268,041	12.71%	94,903	4.5%	137,083	6.5%
Total risk based capital ratio
Consolidated	311,413	14.72%	169,264	8.0%	N/A	N/A
Bank	290,185	13.76%	168,717	8.0%	210,897	10.0%
Tier I risk based capital ratio
Consolidated	289,269	13.67%	126,948	6.0%	N/A	N/A
Bank	268,041	12.71%	126,538	6.0%	168,717	8.0%
Tier I leverage ratio
Consolidated	289,269	9.77%	118,464	4.0%	N/A	N/A
Bank	268,041	9.10%	117,877	4.0%	147,346	5.0%

NOTE 17 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan (the “Savings Plan”).  All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Savings Plan.  Under the terms of the Savings Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code.  The Company matches 50% of the participants’ voluntary contributions up to 6% of gross wages.  In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Savings Plan.  Total expense was $814 thousand, $665 thousand and $708 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company has a profit sharing plan to provide associates not participating in a current incentive plan a vehicle for sharing in the success of the Company outside of existing wages and non-monetary benefits.  The Board of Directors approved a profit sharing amount equal to 2% of annual compensation for associates in 2021 and 2020, and 1% for 2019.  The expense was $268 thousand for the year ended December 31, 2021, $195 thousand for the year ended December 31 2020, and $95 thousand for the year ended December 31, 2019.

The Company maintains a deferred compensation plan for certain retirees.  Expense under this plan was $6 thousand for year ended December 31, 2021 and $7 thousand for the years ended December 31, 2020 and 2019.  The liability under the deferred compensation plan at December 31, 2021 was $94 thousand and $105 thousand at December 31, 2020.

During 2015, the Company established a nonqualified deferred compensation plan for a select group of management or highly compensated eligible individuals.  Under the terms of the plan, eligible individuals may elect to defer receipt of their compensation to a later taxable year.  The Company has recorded both an asset and liability of equal amount that represents the amount of contributions and the payable due to the participants in the plan.  The recorded asset and liability was $2.5 million and $1.9 million at December 31, 2021 and 2020, respectively.

As part of the NBOH acquisition the Company has a director retirement and death benefit plan for the benefit of prior members of the Board of Directors of NBOH.  The plan is designed to provide an annual retirement benefit to be paid to each director upon retirement from the Board and attaining age 70.  There are no additional benefits or participants being added to the plan and the liability recorded at December 31, 2021 and 2020 was $975 thousand and $1.1 million, respectively.  The benefit payment upon satisfying the plan’s requirements is a benefit to the qualifying director until death or a maximum of 15 years.  A benefit was recognized under this plan of $11 thousand in 2021 and an expense under the plan of $180 thousand and $136 thousand was recorded in 2020 and 2019, respectively.

As part of the Cortland acquisition, the Company has supplemental retirement benefit plans for the benefit of certain officers and non-officer directors.  The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits.  The benefits will be paid for a period of 15 years after retirement.  Director Retirement Agreements provide for a benefit of $10,000 annually on or after the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement.  The Company accrued the cost of these post-retirement benefits during the working careers of the officers and directors.  At December 31, 2021, the accumulated liability for these benefits totaled $1.7 million, with $1.6 million accrued for the officers’ plan and $138,000 for the directors’ plan.  Expense recognized for these plans in 2021 was $11,000.  Benefits expected to be paid in 2022 are $748,000.

To fund the above obligations, the Company has insurance contracts on the lives of the participants and directors in the supplemental retirement benefit plans with the Company as the beneficiary.  In the case of directors and a small group of employee participants, postretirement split dollar life insurance coverage was accrued for during the service years.  The liability at December 31, 2021 is $645,000 and the benefit recorded in 2021 was $31,000.

NOTE 18 – INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2021	2020	2019
Current expense	$10,794	$9,922	$7,626
Deferred expense (benefit)	(524)	(1,526)	(311)
Totals	$10,270	$8,396	$7,315

Effective tax rates differ from federal statutory rate of 21% that were applied to income before income taxes due to the following:

	2021	2020	2019
Statutory tax	$13,026	$10,557	$9,046
Effect of nontaxable interest	(2,274)	(1,896)	(1,655)
Bank owned life insurance, net	(273)	(167)	(171)
Tax credits	(200)	23	3
Effect of nontaxable insurance premiums	(322)	(198)	(204)
Stock compensation	(9)	12	(100)
Other	322	65	396
Actual tax	$10,270	$8,396	$7,315

Deferred tax assets (liabilities) are comprised of the following:

	2021	2020
Deferred tax assets:
Allowance for credit losses	$6,171	$4,650
Deferred and accrued compensation	1,993	1,413
Deferred loan fees and costs	531	507
Nonaccrual loan interest income	571	563
Other-than-temporary impairment	0	24
Restricted stock	423	521
Lease liabilities	1,382	1,043
Other	158	0
Gross deferred tax assets	$11,229	$8,721

Deferred tax liabilities:
Depreciation and amortization	$(1,391)	$(748)
Net unrealized gain on securities available for sale	(2,461)	(5,857)
Federal Home Loan Bank dividends	(976)	(684)
Purchase accounting adjustments	(1,729)	(1,313)
Mortgage servicing rights	(715)	(672)
Prepaid expenses	(367)	(274)
Lease right of use asset	(1,336)	(1,014)
Other	0	(107)
Gross deferred tax liabilities	(8,975)	(10,669)
Net deferred tax asset (liability)	$2,254	$(1,948)

No valuation allowance for deferred tax assets was recorded at December 31, 2021 and 2020.

At December 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2018.  The tax years 2018—2020 remain open to examination by the U.S. taxing authority.

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the detail of other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019.

	2021
	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the year	$(15,333)	$3,220	$(12,113)
Reclassification adjustment for gains included in net income (1)	(838)	176	(662)
Net unrealized gains (losses) on available-for-sale securities	(16,171)	3,396	(12,775)
Change in funded status of post-retirement plan	48	(10)	38
Net other comprehensive income (loss)	$(16,123)	$3,386	$(12,737)

	2020
	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the year	$16,651	$(3,970)	$12,681
Reclassification adjustment for gains included in net income (1)	(385)	(90)	(475)
Net other comprehensive income (loss)	$16,266	$(4,060)	$12,206

	2019
	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the year	$17,513	$(3,666)	$13,847
Reclassification adjustment for gains included in net income (1)	11	(2)	9
Net other comprehensive income (loss)	$17,524	$(3,668)	$13,856

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

NOTE 20 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2021 and 2020 were as follows:

	2021	2020
Beginning balance	$12,003	$13,147
New loans	950	1,917
Effect of changes in composition of related parties	3,713	0
Repayments	(5,592)	(3,061)
Ending balance	$11,074	$12,003

Deposits from principal officers, directors, and their affiliates at year-end 2021 and 2020 were $ 32.2 million and $26.8 million.

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2021	2020	2019
Basic EPS
Net income	$51,844	$41,876	$35,760
Weighted average shares outstanding	29,167,357	28,266,509	27,734,994
Basic earnings per share	$1.78	$1.48	$1.29
Diluted EPS
Net income	$51,844	$41,876	$35,760
Weighted average shares for basic earnings per share	29,167,357	28,266,509	27,734,994
Average unvested restricted stock awards	112,430	127,487	140,990
Weighted average shares for diluted earnings per share	29,279,787	28,393,996	27,875,984
Diluted earnings per share	$1.77	$1.47	$1.28

There were 55,128, 67,074 and 21,000 restricted stock awards that were considered anti-dilutive at year-end 2021, 2020 and 2019, respectively.

NOTE 22 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $86.1 million and fair value of $4.0 million in other assets and $4.0 million in other liabilities at December 31, 2021. At December 31, 2020 the Company had interest rate swaps associated with commercial loans with and a notional value of $41.2 million and fair value of $1.9 million in other assets and $1.9 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the years ended December 31, 2021 and 2020.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $25.7 million of interest rate lock commitments at December 31, 2021.

The net gains and losses on derivative instruments not designated as hedging instruments are included in mortgage banking income.  For fiscal year 2021, gains of $423,000 were included in mortgage banking income for the interest rate lock commitments.

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments.

	2021	2020	2019
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives - Gain	$423	$0	$0

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

Significant segment totals are reconciled to the financial statements as follows:

December 31, 2021	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$5,814	$101,055	$(4,263)	$102,606
Total assets	$14,365	$4,124,530	$3,854	$4,142,749

December 31, 2020	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$6,046	$47,129	$(3,558)	$49,617
Total assets	$15,147	$3,055,628	$373	$3,071,148

For year ended 2021	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$134	$108,726	$(870)	$107,990
Provision for credit losses and unfunded loans	0	4,893	0	4,893
Service fees, security gains and other noninterest income	11,045	27,347	(199)	38,193
Noninterest expense	6,854	68,194	589	75,637
Amortization and depreciation expense	262	2,931	346	3,539
Income before taxes	4,063	60,055	(2,004)	62,114
Income tax	852	10,023	(605)	10,270
Net Income	$3,211	$50,032	$(1,399)	$51,844

For year ended 2020	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$125	$96,361	$(295)	$96,191
Provision for loan losses and unfunded loans	0	9,100	0	9,100
Service fees, security gains and other noninterest income	9,353	27,189	(381)	36,161
Noninterest expense	5,963	62,689	1,206	69,858
Amortization and depreciation expense	304	2,566	252	3,122
Income before taxes	3,211	49,195	(2,134)	50,272
Income tax	674	8,305	(583)	8,396
Net Income	$2,537	$40,890	$(1,551)	$41,876

For year ended 2019	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$156	$82,301	$(79)	$82,378
Provision for loan losses and unfunded loans	0	2,450	0	2,450
Service fees, security gains and other noninterest income	9,097	19,209	(264)	28,042
Noninterest expense	6,015	55,061	980	62,056
Amortization and depreciation expense	365	2,425	49	2,839
Income before taxes	2,873	41,574	(1,372)	43,075
Income tax	604	7,170	(459)	7,315
Net Income	$2,269	$34,404	$(913)	$35,760

Bank segment includes Farmers Insurance and Investment.

NOTE 24 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended 2021	December 31	September 30	June 30	March 31
Total interest income	$31,685	$28,375	$28,609	$27,790
Total interest expense	1,986	1,841	2,119	2,523
Net interest income	29,699	26,534	26,490	25,267
Provision for credit losses	5,366	(948)	50	425
Noninterest income	9,538	9,015	9,508	10,132
Merger related costs	6,521	472	104	12
Noninterest expense	21,140	16,656	16,966	17,305
Income before income taxes	6,210	19,369	18,878	17,657
Income taxes	508	3,358	3,303	3,101
Net income	$5,702	$16,011	$15,575	$14,556

Diluted earnings per share	$0.18	$0.56	$0.55	$0.51

Quarter Ended 2020	December 31	September 30	June 30	March 31
Total interest income	$28,833	$27,635	$28,142	$27,717
Total interest expense	3,030	3,470	4,221	5,415
Net interest income	25,803	24,165	23,921	22,302
Provision for loan losses	3,000	2,600	2,400	1,100
Noninterest income	10,499	9,217	8,652	7,793
Merger related costs	1,798	58	48	1,319
Noninterest expense	17,796	17,412	17,208	17,341
Income before income taxes	13,708	13,312	12,917	10,335
Income taxes	2,351	2,443	1,906	1,696
Net income	$11,357	$10,869	$11,011	$8,639

Diluted earnings per share	$0.40	$0.38	$0.39	$0.30

NOTE 25 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only).  This information should be read in conjunction with the consolidated financial statements and related notes.

December 31,	2021	2020
BALANCE SHEETS
Assets:
Cash	$92,076	$8,738
Investment in subsidiaries
Bank	453,695	336,326
Farmers Trust	13,667	13,414
Captive	2,588	2,165
Equity securities	0	358
Total assets	$562,026	$361,001

Liabilities:
Other liabilities	$1,836	$1,149
Note payable	0	350
Subordinate debt	87,758	9,405
Total liabilities	89,594	10,904
Total stockholders' equity	472,432	350,097
Total liabilities and stockholders' equity	$562,026	$361,001

STATEMENTS OF INCOME
Years ended December 31,	2021	2020	2019
Income:
Dividends from subsidiaries
Bank	$45,620	$28,646	$33,896
Farmers Trust	2,800	2,300	2,300
Captive Insurance	1,135	1,000	535
Interest and dividends on securities	11	12	15
Security gains/(losses)	130	(28)	41
Total Income	49,696	31,930	36,787
Interest on borrowings	(918)	(361)	(154)
Other expenses	(2,792)	(2,746)	(2,352)
Income before income tax benefit and undistributed subsidiary income	45,986	28,823	34,281
Income tax benefit	611	592	470
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	4,412	12,244	508
Farmers Trust	412	237	(31)
Captive	423	(20)	532
Net Income	$51,844	$41,876	$35,760

STATEMENTS OF CASH FLOWS
Years ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income	$51,844	$41,876	$35,760
Adjustments to reconcile net income to net cash from operating activities:
Dividends in excess of net income (Equity in undistributed net income of subsidiary)	(5,247)	(12,461)	(1,009)
Other	6,846	1,167	(30)
Net cash from operating activities	53,443	30,582	34,721

Cash flows from investing activities:
Net cash paid in business combinations	(29,618)	(20,423)	0
Net cash from investing activities	(29,618)	(20,423)	0

Cash flows from financing activities:
Proceeds from long term borrowings	73,749	0	0
Repurchase of common shares	(164)	(14,238)	(2,842)
Cash dividends paid	(14,072)	(12,654)	(10,539)
Net cash from financing activities	59,513	(26,892)	(13,381)
Net change in cash and cash equivalents	83,338	(16,733)	21,340

Beginning cash and cash equivalents	8,738	25,471	4,131
Ending cash and cash equivalents	$92,076	$8,738	$25,471

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2021, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP.  As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2021 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2021, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

CLA, the Company’s registered public accounting firm (U.S. PCAOB Auditor Firm I.D.: 655), has audited the Company’s internal control over financial reporting as of December 31, 2021.  The audit report by CLA is located in Item 8 of this report.

The Company has excluded the operations of Cortland Bancorp and its subsidiaries as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than on annual reporting period).  The merger was completed on November 1, 2021.  As of and for the year ended December 31, 2021, legacy Cortland Bancorp’s assets represented approximately 19 percent of the Company’s consolidated assets and its revenues represented approximately 4 percent of the Company’s consolidated revenues.

Other than the above exclusions, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 21, 2022 (the “2021 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2022 Annual Meeting to be filed with the Commission (“2021 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the disclosure included under the caption “Information About Our Executive Officers” at the end of “Item 1. Business” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2022 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in the 2022 Proxy Statement.  These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2021 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2022 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2022 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Equity Compensation Plan Information” in the 2022 Proxy Statement of the Company.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2022 Proxy Statement of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2022 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2022 Proxy Statement.

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

2.2

Amendment to Agreement and Plan of Merger by and among Farmers National Banc Corp., Cortland Bancorp, and FMNB Merger Subsidiary IV, LLC, dated as of October 12, 2021 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2021).

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

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).
4.1	Form of 3.125% Fixed to Floating Rate Subordinated Note Due 2031 (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 17, 2021).
10.1*	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 24, 2011).
10.2*	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).
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

10.6*

Farmers National Banc Corp. 2019 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

10.7*

Farmers National Banc Corp. 2019 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

Exhibit Number	Description
10.8*

Farmers National Banc Corp. 2019 Form of Performance-Based Cash Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

10.9*

Farmers National Banc Corp. 2020 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.10*

Farmers National Banc Corp. 2020 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.11*

Farmers National Banc Corp. 2020 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.12*

Farmers National Banc Corp. 2020 Form of Performance-Based Cash Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.13*

Farmers National Banc Corp. 2021 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.14*

Farmers National Banc Corp. 2021 Form of Performance-based Equity Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.15*

Farmers National Banc Corp. 2021 Form of Service-based Restricted Stock Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.16*

Farmers National Banc Corp. 2021 Form of Performance-based Cash Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.17*	Nonemployee Director Compensation (filed herewith).
10.18*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).
10.19*	Change in Control Agreement with Kevin J. Helmick (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).
10.20*	Restricted Stock Award Agreement with Troy Adair (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).
10.21*	Change in Control Agreement with Troy Adair (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).
10.22*

Farmers National Banc Corp. Third Amended and Restated Executive Separation Policy (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on June 23, 2021).

10.23*	Form of Senior Executive Change in Control Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8K filed with the Commission on June 23, 2021).
10.24*	Form of Executive Change in Control Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8K filed with the Commission on June 23, 2021).

Exhibit Number	Description
10.25*

Form of Subordinated Note Purchase Agreement by and between Farmers National Banc Corp. and the several Purchasers named therein, dated November 17, 2021 (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 17, 2021).

21	Subsidiaries of Farmers (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney of Directors and Executive Officers (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

*	Constitutes a management contract or compensatory plan or arrangement.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Troy Adair, Executive Vice President, Secretary and Chief Financial Officer, Farmers National Banc Corp., 20 S. Broad Street, Canfield, Ohio 44406.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

By	/s/ Kevin J. Helmick
Kevin J. Helmick, President and Chief Executive Officer March 9, 2022

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	March 9, 2022
Kevin J. Helmick	(Principal Executive Officer)
/s/ Troy Adair	Executive Vice President, Secretary and Chief Financial Officer	March 9, 2022
Troy Adair	(Principal Financial Officer)
/s/ Joseph W. Sabat*	Chief Accounting Officer	March 9, 2022
Joseph W. Sabat	(Principal Accounting Officer)
/s/ Gregory C. Bestic*	Director	March 9, 2022
Gregory C. Bestic
/s/ Anne Frederick Crawford*	Director	March 9, 2022
Anne Frederick Crawford
/s/ Neil J. Kaback*	Director	March 9, 2022
Neil J. Kaback
/s/ Ralph D. Macali*	Director	March 9, 2022
Ralph D. Macali
/s/ Terry A. Moore*	Director	March 9, 2022
Terry A. Moore
/s/ Frank J. Monaco*	Director	March 9, 2022
Frank J. Monaco
/s/ Edward W. Muransky*	Director	March 9, 2022
Edward W. Muransky
/s/ David Z. Paull*	Vice Chairman of the Board	March 9, 2022
David Z. Paull
/s/ James R. Smail*	Chairman of the Board	March 9, 2022
James R. Smail
/s/ Richard B. Thompson*	Director	March 9, 2022
Richard B. Thompson

*

The above-named directors and officers of the Registrant sign this Annual Report on Form 10-K by Kevin J. Helmick and Troy Adair, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors and officers, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated.

By	/s/ Kevin J. Helmick
Kevin J. Helmick
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Troy Adair
Troy Adair
Executive Vice President, Secretary and Chief Financial Officer
(Principal Financial Officer)