Form 10-Q
period 2022-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2022-05-05
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2022
Common Stock, No Par Value	34,007,677 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(Unaudited)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$29,224	$29,150
Federal funds sold and other	108,403	83,640
TOTAL CASH AND CASH EQUIVALENTS	137,627	112,790
Securities available for sale	1,463,626	1,427,677
Other investments	34,019	30,459
Loans held for sale	1,904	4,545
Loans	2,304,971	2,331,082
Less allowance for credit losses	27,015	29,386
NET LOANS	2,277,956	2,301,696
Premises and equipment, net	37,105	37,520
Goodwill	94,240	94,240
Other intangibles, net	7,947	8,366
Bank owned life insurance	74,264	73,855
Other assets	77,167	51,601
TOTAL ASSETS	$4,205,855	$4,142,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$963,143	$916,237
Interest-bearing	2,690,668	2,630,998
Brokered time deposits	40,000	0
TOTAL DEPOSITS	3,693,811	3,547,235
Long-term borrowings	87,872	87,758
Other liabilities	30,286	35,324
TOTAL LIABILITIES	3,811,969	3,670,317
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares in 2022 and 2021; 35,128,962 shares issued in 2022 and 2021 and 34,007,677 and 33,898,237 shares outstanding in 2022 and 2021, respectively	304,670	306,123
Retained earnings	184,302	173,896
Accumulated other comprehensive income	(79,500)	9,295
Treasury stock, at cost; 1,121,285 and 1,230,725 shares in 2022 and 2021, respectively	(15,586)	(16,882)
TOTAL STOCKHOLDERS' EQUITY	393,886	472,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,205,855	$4,142,749

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended
(Unaudited)	March 31, 2022	March 31, 2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$25,562	$23,805
Taxable securities	4,587	1,719
Tax exempt securities	2,952	2,074
Dividends	130	121
Federal funds sold and other interest income	48	71
TOTAL INTEREST AND DIVIDEND INCOME	33,279	27,790
INTEREST EXPENSE
Deposits	1,244	2,226
Short-term borrowings	1	4
Long-term borrowings	792	293
TOTAL INTEREST EXPENSE	2,037	2,523
NET INTEREST INCOME	31,242	25,267
(Credit) provision for credit losses	(930)	425
Provision for unfunded loans	572	0
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	31,600	24,842
NONINTEREST INCOME
Service charges on deposit accounts	1,145	808
Bank owned life insurance income, including death benefit	409	284
Trust fees	2,519	2,236
Insurance agency commissions	1,047	1,003
Security (losses) gains, including fair value changes for equity securities	(11)	488
Retirement plan consulting fees	397	320
Investment commissions	694	504
Net gains on sale of loans	1,129	2,900
Other mortgage banking income (loss), net	60	(115)
Debit card and EFT fees	1,416	1,171
Legal settlement	8,400	0
Other operating income	493	533
TOTAL NONINTEREST INCOME	17,698	10,132
NONINTEREST EXPENSES
Salaries and employee benefits	11,831	9,976
Occupancy and equipment	2,680	2,275
State and local taxes	678	554
Professional fees	3,135	1,056
Merger related costs	1,940	12
Advertising	392	260
FDIC insurance	267	170
Intangible amortization	420	316
Core processing charges	745	627
Charitable donation	6,000	0
Other operating expenses	2,368	2,071
TOTAL NONINTEREST EXPENSES	30,456	17,317
INCOME BEFORE INCOME TAXES	18,842	17,657
INCOME TAXES	2,998	3,101
NET INCOME	$15,844	$14,556
EARNINGS PER SHARE - basic	$0.47	$0.52
EARNINGS PER SHARE - fully diluted	$0.47	$0.51

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
(Unaudited)	March 31, 2022	March 31, 2021
NET INCOME	$15,844	$14,556
Other comprehensive income:
Net unrealized holding losses on available for sale securities	(112,398)	(14,934)
Reclassification adjustment for (gains) realized in income	0	(383)
Net unrealized holding losses	(112,398)	(15,317)
Income tax effect	23,605	3,217
Unrealized holding losses, net of reclassification and tax	(88,793)	(12,100)
Change in funded status of post-retirement plan, net of tax	(2)	0
Other comprehensive loss, net of tax	(88,795)	(12,100)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(72,951)	$2,456

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
(Unaudited)	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2021	$306,123	$173,896	$9,295	$(16,882)	$472,432
Net income		15,844			15,844
Other comprehensive loss			(88,795)		(88,795)
Restricted share issuance	(1,030)			1,030	0
Stock based compensation expense	365				365
Vesting of Long Term Incentive Plan	(788)			368	(420)
Share forfeitures for taxes				(102)	(102)
Dividends paid at $0.16 per share		(5,438)			(5,438)
Balance March 31, 2022	$304,670	$184,302	$(79,500)	$(15,586)	$393,886

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
(Unaudited)	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2020	208,763	138,073	22,032	(18,771)	350,097
Net income		14,556			14,556
Other comprehensive loss			(12,100)		(12,100)
Stock based compensation expense	330				330
Vesting of Long Term Incentive Plan	(894)			894	0
Share forfeitures for taxes				(366)	(366)
Cumulative impact of ASU 2016-13 adoption (CECL)		(1,936)			(1,936)
Dividends paid at $0.11 per share		(3,110)			(3,110)
Treasury share purchases				(116)	(116)
Balance March 31, 2021	$208,199	$147,583	$9,932	$(18,359)	$347,355

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Three Months Ended
(Unaudited)	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,844	$14,556
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	(930)	425
Provision for unfunded loans	572	0
Depreciation and amortization	1,162	798
Net amortization of securities	1,378	618
Available for sale security gain	0	(383)
Realized (gains) losses on equity securities	11	(105)
Loss on premises and equipment sales and disposals, net	112	52
Stock compensation expense	365	330
Earnings on bank owned life insurance	(409)	(284)
Origination of loans held for sale	(41,419)	(51,990)
Proceeds from loans held for sale	45,369	55,948
Net gains on sale of loans	(1,129)	(2,900)
Net change in other assets and liabilities	(7,727)	(10,028)
NET CASH FROM OPERATING ACTIVITIES	13,199	7,037
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	22,712	17,155
Proceeds from sales of securities available for sale	0	26,186
Purchases of securities available for sale	(172,437)	(241,345)
Proceeds from sales of equity securities	18	20
Purchase of equity securities	(17)	(25)
Proceeds from maturities and repayments of SBIC funds	454	285
Purchases of SBIC funds	(454)	(196)
Proceeds from redemption of regulatory stock	0	253
Purchase of regulatory stock	(3,572)	(22)
Loan originations and payments, net	24,098	42,976
Proceeds from land and building sales	21	0
Additions to premises and equipment	(346)	(219)
NET CASH FROM INVESTING ACTIVITIES	(129,523)	(154,932)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	146,576	222,176
Net change in short-term borrowings	0	2,689
Repayment of long-term borrowings	0	(1,980)
Cash dividends paid	(5,415)	(3,110)
Repurchase of common shares	0	(116)
NET CASH FROM FINANCING ACTIVITIES	141,161	219,659
NET CHANGE IN CASH AND CASH EQUIVALENTS	24,837	71,764
Beginning cash and cash equivalents	112,790	254,621
Ending cash and cash equivalents	$137,627	$326,385
Supplemental cash flow information:
Interest paid	$1,498	$2,597
Supplemental noncash disclosures:
Transfer of loans to other real estate	$0	$30
Security purchases not settled	$0	$44,814
Issuance of stock awards	$1,398	$894

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

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).  The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.  Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of March 31, 2022.  Outstanding shares at March 31, 2022 were 34,007,677.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement plan, which are recognized as components of stockholders’ equity, net of tax effect.

Updates to Significant Accounting Policies:

New Accounting Standard:

On March 31, 2022, FASB issued ASU 2022-2, which eliminates the troubled debt restructuring (“TDR”), accounting model for creditors that have adopted Topic 326, Financial Instruments – Credit Losses.”  Due to the removal of the TDR accounting model, all loan modifications now will be accounted for under the general loan modification guidance in Subtopic 310-20.  In addition, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty.  Public business entities within the scope of the Topic 326 vintage disclosure requirements also will be required to prospectively disclose current-period gross write-off information by vintage, or year of origination.  For entities that have adopted Topic 326, ASU 2022-02 takes effect in reporting periods beginning after December 15, 2022.  Early adoption is permitted.  The Company has not elected to early adopt this ASU at this time.  The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

Business Combinations:

On March 23, 2022, Farmers entered into an agreement and plan of merger with Emclaire Financial (“Emclaire”), the parent company of The Farmers National Bank of Emlenton (“Emlenton”).  The transaction is subject to receipt of Emclaire shareholder approval and customary regulatory approvals and is expected to close in the second half of 2022.  The transaction will create a large expansion in Pennsylvania and into the Pittsburgh market.  Emclaire operates 19 branches in ten counties throughout western Pennsylvania.  As of March 31, 2022, Emclaire had total assets of $1.1 billion, gross loans of $794.9 million, deposits of $936.0 million and equity of $86.7 million.

On November 1, 2021, the Company completed the merger with Cortland Bancorp (“Cortland”), the parent company of The Cortland Savings and Banking Company (“Cortland Bank”), pursuant to the Agreement and Plan of Merger, dated as of June 22, 2021, as amended by that certain Amendment to Agreement and Plan of Merger, dated October 12, 2021 (collectively, the “Merger Agreement”), by and among the Company, Cortland, and FMNB Merger Subsidiary IV, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, on November 1, 2021, Cortland merged with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity in the Merger.  Promptly following the consummation of the Merger, Merger Sub was dissolved and liquidated and Cortland Bank merged with and into the Bank (the “Bank Merger”), with the Bank as the surviving bank in the Bank Merger.  The transaction received the approval of Cortland’s shareholders and all customary regulatory approvals.  Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each common share, without par value, of Cortland issued and outstanding immediately prior to the effective time (except for certain Cortland common shares held directly by Cortland or the Company) was converted into the right to receive, without interest, $28.00 per share in cash or 1.75 shares of the Company’s common stock, subject to an overall limitation of 75% of the Cortland shares being exchanged for the Company’s shares and the remaining 25% being exchanged for cash.  The Company issued 5.6 million shares of its common stock along with cash of $29.6 million, which represented a transaction value of approximately $128.5 million based on its closing stock price of $17.82 on October 31, 2021, the closing of the Merger.

In accordance with ASC 805, the Company expensed approximately $1.9 million of merger related costs during the period ended March 31, 2022, in addition to $7.1 million expensed in the year ended 2021.  The Company recorded goodwill of $48.5 million as a result of the combination.  Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of  personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in northeast Ohio.  The merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area.  The goodwill was determined not to be deductible for income tax purposes.

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

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at March 31, 2022 and December 31, 2021 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
March 31, 2022
U.S. Treasury and U.S. government sponsored entities	$114,063	$3	$(9,119)	$104,947
State and political subdivisions	681,567	5,274	(41,233)	645,608
Corporate bonds	4,399	4	(108)	4,295
Mortgage-backed securities - residential	718,295	117	(54,717)	663,695
Collateralized mortgage obligations - residential	41,039	21	(735)	40,325
Small Business Administration	4,943	0	(187)	4,756
Totals	$1,564,306	$5,419	$(106,099)	$1,463,626

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2021
U.S. Treasury and U.S. government sponsored entities	$93,137	$32	$(2,338)	$90,831
State and political subdivisions	636,724	23,296	(1,205)	658,815
Corporate bonds	4,009	50	(29)	4,030
Mortgage-backed securities - residential	663,405	1,875	(10,094)	655,186
Collateralized mortgage obligations - residential	13,303	153	(71)	13,385
Small Business Administration	5,381	49	0	5,430
Totals	$1,415,959	$25,455	$(13,737)	$1,427,677

There were no sales of securities in the first quarter ended March 31, 2022.  Proceeds from the sale of portfolio securities were $26.2 million during the three month period ended March 31, 2021.  Gross gains of $406 thousand and gross losses of $23 thousand were realized on these sales during the three month period ended March 31, 2021.  In addition, $11 thousand of realized losses and $105 thousand of realized gains on equity securities were recognized in the income statement during the three month periods ended March 31, 2022 and March 31, 2021, respectively.

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity.  Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2022
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$1,213	$1,215
One to five years	14,507	14,683
Five to ten years	152,628	143,677
Beyond ten years	631,681	595,275
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	764,277	708,776
Total	$1,564,306	$1,463,626

The following table summarizes the available for sale investment securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
March 31, 2022

U.S. Treasury and U.S. government sponsored entities	$94,866	$(8,125)	$9,753	$(994)	$104,619	$(9,119)
State and political subdivisions	420,523	(38,939)	14,420	(2,294)	434,943	(41,233)
Corporate bonds	1,009	(38)	670	(70)	1,679	(108)
Mortgage-backed securities - residential	511,033	(42,169)	110,117	(12,548)	621,150	(54,717)
Collateralized mortgage obligations - residential	18,856	(735)	0	0	18,856	(735)
Small Business Administration	4,756	(187)	0	0	4,756	(187)
Total temporarily impaired	$1,051,043	$(90,193)	$134,960	$(15,906)	$1,186,003	$(106,099)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2021

U.S. Treasury and U.S. government sponsored entities	$81,236	$(1,960)	$8,271	$(378)	$89,507	$(2,338)
State and political subdivisions	103,651	(1,020)	10,020	(185)	113,671	(1,205)
Corporate bonds	418	(2)	715	(27)	1,133	(29)
Mortgage-backed securities - residential	525,792	(7,872)	55,569	(2,222)	581,361	(10,094)
Collateralized mortgage obligations - residential	7,270	(71)	0	0	7,270	(71)
Total temporarily impaired	$718,367	$(10,925)	$74,575	$(2,812)	$792,942	$(13,737)

Allowance for Credit Losses

The Company adopted ASU 2016-13 prior to 2021, which made improvements to the accounting for credit losses on securities available for sale.  During the evaluation process, management considers the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow analysis using the effective interest rate as of the security’s purchase date.  As of March 31, 2022, the Company’s security portfolio consisted of 879 securities, 595 of which were in an unrealized loss position.  The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities and state and political subdivisions.  The Company does not consider its AFS securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.  As of March 31, 2022 the Company has not recorded an allowance for credit losses on AFS securities.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2022	December 31, 2021
Commercial real estate
Owner occupied	$347,173	$340,369
Non-owner occupied	540,194	533,240
Farmland	173,568	177,706
Other	113,605	138,282
Commercial
Commercial and industrial	298,903	313,836
Agricultural	51,277	54,659
Residential real estate
1-4 family residential	455,501	453,635
Home equity lines of credit	128,221	127,433
Consumer
Indirect	167,147	159,006
Direct	18,859	21,121
Other	6,580	9,395
Total originated loans	$2,301,028	$2,328,682
Net Deferred loan (fees) costs	3,943	2,400
Allowance for credit losses	(27,015)	(29,386)
Net loans	$2,277,956	$2,301,696

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three month period ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$15,879	$4,949	$4,870	$3,688	$29,386
Provision for credit losses	(672)	271	(146)	(383)	(930)
Loans charged off	0	(1,359)	(34)	(197)	(1,590)
Recoveries	0	6	12	131	149
Total ending allowance balance	$15,207	$3,867	$4,702	$3,239	$27,015

Three Months Ended March 31, 2021

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$10,824	$5,073	$3,643	$2,604	$22,144
Impact of CECL adoption	(2,076)	429	237	3,860	2,450
Provision for credit losses	96	(25)	89	265	425
Loans charged off	0	(34)	(67)	(183)	(284)
Recoveries	0	7	59	134	200
Total ending allowance balance	$8,844	$5,450	$3,961	$6,680	$24,935

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$416	$0	$433	$0
Non-owner occupied	2,477	0	2,511	0
Farmland	271	0	274	0
Other	53	0	60	0
Commercial
Commercial and industrial	5,534	2	7,190	54
Agricultural	43	0	40	0
Residential real estate
1-4 family residential	2,940	671	3,363	459
Home equity lines of credit	928	0	917	36
Consumer
Indirect	456	52	455	123
Direct	180	23	227	53
Other	0	0	0	0
Total loans	$13,298	$748	$15,470	$725

The following tables present the aging of the recorded investment in past due loans as of March 31, 2022 and December 31, 2021 by class of loans.  Note that loans on a modification to defer payments under the CARES Act are included in loans not past due for the period ending December 31, 2021.  There were no loans on deferred payments at March 31, 2022.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2022
Commercial real estate
Owner occupied	$68	$0	$416	$484	$346,298	$346,782
Non-owner occupied	1	0	2,477	2,478	537,157	539,635
Farmland	0	0	271	271	173,000	173,271
Other	0	0	53	53	113,294	113,347
Commercial
Commercial and industrial	185	5	5,536	5,726	292,823	298,549
Agricultural	137	53	43	233	51,296	51,529
Residential real estate
1-4 family residential	5,583	71	3,611	9,265	445,497	454,762
Home equity lines of credit	138	23	928	1,089	127,154	128,243
Consumer
Indirect	479	268	508	1,255	172,096	173,351
Direct	242	50	203	495	18,427	18,922
Other	1	0	0	1	6,579	6,580
Total loans	$6,834	$470	$14,046	$21,350	$2,283,621	$2,304,971

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2021
Commercial real estate
Owner occupied	$70	$591	$433	$1,094	$338,880	$339,974
Non-owner occupied	394	311	2,511	3,216	529,490	532,706
Farmland	0	0	274	274	177,143	177,417
Other	56	0	60	116	137,878	137,994
Commercial
Commercial and industrial	256	100	7,244	7,600	304,932	312,532
Agricultural	100	28	40	168	54,706	54,874
Residential real estate
1-4 family residential	4,452	1,077	3,822	9,351	443,441	452,792
Home equity lines of credit	80	12	953	1,045	126,405	127,450
Consumer
Indirect	795	275	578	1,648	163,112	164,760
Direct	203	91	280	574	20,614	21,188
Other	0	0	0	0	9,395	9,395
Total loans	$6,406	$2,485	$16,195	$25,086	$2,305,996	$2,331,082

Troubled Debt Restructurings

Total troubled debt restructurings were $3.8 million and $3.9 million at March 31, 2022, and December 31, 2021, respectively.  The Company has allocated $111 thousand and $109 thousand of specific reserves to loans whose terms have been modified in troubled debt restructurings at March 31, 2022, and December 31, 2021, respectively.  There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at March 31, 2022, and at December 31, 2021.

During the three month periods ended March 31, 2022 and 2021, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal, interest and/or escrow; or a legal concession.  During the three month period ended March 31, 2022, the terms of such loans included a reduction of the stated interest rate of the loan of 3.345%.  During the same three month period in 2021, the terms of such loans included a reduction of the stated interest rate of the loan of 4.075% and an extension of the maturity date of 22 days.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ended March 31, 2022 and 2021:

		Pre- Modification	Post- Modification
Three Months Ended March 31, 2022	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
1-4 family residential	1	$50	$52
Home equity lines of credit	1	14	14
Consumer
Indirect	1	14	14
Total loans	3	$78	$80

		Pre- Modification	Post- Modification
Three Months Ended March 31, 2021	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Commercial	4	$22	$22
Residential real estate
1-4 family residential	1	69	73
Home equity lines of credit	1	31	31
Consumer
Indirect	6	87	87
Total loans	12	$209	$213

There were no charge offs and no increase to the provision for credit losses during the three month period ended March 31, 2022 and  $20 thousand in charge offs and a $20 thousand increase to the provision for credit losses during the three month period ended March 31, 2021, as a result of outstanding troubled debt restructurings.

There was  one residential real estate loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three month period ended March 31, 2022.  The loan was not past due at March 31, 2022.  There was no provision recorded as a result of the defaults during 2022.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

The Company offered three month deferrals upon request by the borrowers. For those borrowers in industries that were greatly impacted by COVID-19, additional deferrals were considered and granted beyond the initial three month period throughout 2021. The range of deferred months for subsequent requests were three to twelve months. The decline in deferred loans and balances was due to borrowers not requesting additional deferments and most continued to pay under the original terms of their loan. As of March 31, 2022 there are no longer borrowers on deferment due to COVID-19 related issues.

Farmers is also a preferred U.S. Small Business Administration (“SBA”) lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the Paycheck Protection Program (“PPP”) under the CARES Act, so they could obtain SBA approval and receive funding as quickly as possible. During the period of the PPP program, the Company facilitated PPP assistance to 2,134 business customers totaling $256.4 million.  The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020.  The SBA has up to ninety days to review an application for PPP forgiveness and provide a decision at the end of that review.  Once forgiveness of the PPP loan has been communicated and payment is received from the SBA, the Company will record the cash received from the SBA, pay-off the loans based on the amount of forgiveness provided and accelerate the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that are forgiven.  During the period ended March 31, 2022, the Company has received life to date payments from the SBA for forgiveness of loans totaling $256.3 million, or approximately 99.98% of the PPP loans originated in 2020. The Company processed $107.9 million in new loans for PPP loan funding during 2021. The Company has also received payments from the SBA for forgiveness of loans totaling $84.9 million, or approximately 78.7%, of PPP loans originated in 2021.

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

As of March 31, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
March 31, 2022
Commercial real estate
Owner occupied	$338,256	$4,430	$4,096	$346,782
Non-owner occupied	506,509	14,708	18,418	539,635
Farmland	170,456	2,145	670	173,271
Other	112,473	499	375	113,347
Commercial
Commercial and industrial	289,651	1,308	7,590	298,549
Agricultural	50,936	507	86	51,529
Total loans	$1,468,281	$23,597	$31,235	$1,523,113

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2021
Commercial real estate
Owner occupied	$330,754	$5,006	$4,214	$339,974
Non-owner occupied	495,170	19,366	18,170	532,706
Farmland	174,580	2,160	677	177,417
Other	137,063	784	147	137,994
Commercial
Commercial and industrial	301,879	1,190	9,463	312,532
Agricultural	54,394	397	83	54,874
Total loans	$1,493,840	$28,903	$32,754	$1,555,497

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses.  For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  In the 1-4 family residential real estate portfolio at March 31, 2022, other real estate owned and foreclosure properties were $0 and $216 thousand, respectively.  At December 31, 2021, other real estate owned and foreclosure properties were $0 and $93 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of March 31, 2022 and December 31, 2021.  Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
March 31, 2022
Performing	$451,151	$127,315	$172,843	$18,719	$6,580
Nonperforming	3,611	928	508	203	0
Total loans	$454,762	$128,243	$173,351	$18,922	$6,580

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2021
Performing	$448,970	$126,497	$164,182	$20,908	$9,395
Nonperforming	3,822	953	578	280	6
Total loans	$452,792	$127,450	$164,760	$21,188	$9,401

The following table presents total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year

As of March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$34,484	$170,585	$141,201	$163,632	$114,598	$314,075	$18,663	$957,238
Special mention	0	788	0	6,924	2,020	9,387	518	19,637
Substandard	40	0	661	2,648	492	18,441	607	22,889
Total commercial real estate loans	$34,524	$171,373	$141,862	$173,204	$117,110	$341,903	$19,788	$999,764

Commercial
Risk Rating
Pass	$28,559	$80,860	$46,807	$25,005	$20,084	$24,321	$64,015	$289,651
Special mention	0	533	103	122	31	2	517	1,308
Substandard	399	1,984	1,676	265	257	1,890	1,119	7,590
Total commercial loans	$28,958	$83,377	$48,586	$25,392	$20,372	$26,213	$65,651	$298,549

Agricultural
Risk Rating
Pass	$9,435	$42,324	$49,368	$27,039	$27,002	$51,111	$15,113	$221,392
Special mention	0	0	227	31	0	2,045	349	2,652
Substandard	0	365	17	58	11	275	30	756
Total agricultural loans	$9,435	$42,689	$49,612	$27,128	$27,013	$53,431	$15,492	$224,800

Residential real estate
Risk Rating
Pass	$19,699	$102,254	$86,118	$36,861	$29,617	$167,930	$3,706	$446,185
Special mention	0	0	73	127	80	139	0	419
Substandard	0	46	100	89	30	7,893	0	8,158
Total residential real estate loans	$19,699	$102,300	$86,291	$37,077	$29,727	$175,962	$3,706	$454,762

Home equity lines of credit
Risk Rating
Pass	$0	$0	$149	$0	$19	$1,744	$124,320	$126,232
Special mention	0	0	0	0	0	0	48	48
Substandard	0	13	12	51	143	1,626	118	1,963
Total home equity lines of credit	$0	$13	$161	$51	$162	$3,370	$124,486	$128,243

Consumer
Risk Rating
Pass	$24,827	$58,540	$42,425	$30,910	$18,087	$17,561	$5,408	$197,758
Substandard	0	120	261	253	102	359	0	1,095
Total consumer loans	$24,827	$58,660	$42,686	$31,163	$18,189	$17,920	$5,408	$198,853

Purchased Loans

As a result of the Cortland Merger, the Company acquired $478.2 million in loans, excluding $4.0 million of loans held for sale.

Under ASU Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”).  PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded.  In addition, an adjustment is made to the ACL for the expected loss on the acquisition date.  These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement.  During 2021, the Company acquired PCD loans with a fair value of $34.3 million, credit discount of $1.3 million and a noncredit discount of $1.1 million.  The outstanding balance at March 31, 2022 and related allowance on these loans is as follows:

	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$2,531	$82
Non-owner Occupied	20,017	890
Other	780	36
	23,328	1,008
Commercial
Commercial and industrial	1,775	106
Residential real estate
1-4 family residential	500	4

Total	$25,603	$1,118

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three months ended March 31, 2022 and 2021.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended March 31, 2022
Service charges on deposit accounts	$0	$1,145	$1,145
Debit card and EFT fees	0	1,416	1,416
Trust fees	2,519	0	2,519
Insurance agency commissions	0	1,047	1,047
Retirement plan consulting fees	397	0	397
Investment commissions	0	694	694
Other (outside the scope of ASC 606)	0	10,480	10,480
Total noninterest income	$2,916	$14,782	$17,698

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended March 31, 2021
Service charges on deposit accounts	$0	$808	$808
Debit card and EFT fees	0	1,171	1,171
Trust fees	2,236	0	2,236
Insurance agency commissions	0	1,003	1,003
Retirement plan consulting fees	320	0	320
Investment commissions	0	504	504
Other (outside the scope of ASC 606)	0	4,090	4,090
Total noninterest income	$2,556	$7,576	$10,132

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

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company.  The sales are conducted through a third-party broker-dealer.  When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to the third party broker dealer.  Investment commissions represent only 1.4% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

Other – Income items included in “Other” are Bank owned life insurance income, security gains, net gains on the sale of loans and other operating income. There is also a one-time legal settlement of $8.4 million for the three month period ended March 31, 2022.  Any amounts within the scope of ASC 606 are deemed immaterial.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis.  The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and values securities using exit pricing requirements.  They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods.  The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with exit pricing, are determined by quoted market prices in active markets, if available (Level 1).  The equity securities change in fair market value is recorded in the income statements.  For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates.  Inputs used are derived principally from observable market data (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.  For the period ended March 31, 2022 and for the year ended December 31, 2021, the fair value of Level 3 investment securities was immaterial.

Derivative Instruments: The fair values of derivative instruments are based on valuation models using observable market data as of the measurement date (Level 2).

Collateral Dependent Loans: Fair value estimates of collateral dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated costs to sell.  Non-collateral dependent loans are valued based on discounted cash flows.  Loans carried at fair value generally receive specific allocations of the allowance for credit losses in the current period and allowance for loan losses in prior periods.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  These loans are evaluated on a quarterly basis and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2022 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$104,947	$0	$104,947	$0
State and political subdivisions	645,608	0	645,608	0
Corporate bonds	4,295	0	4,295	0
Mortgage-backed securities-residential	663,695	0	663,693	2
Collateralized mortgage obligations	40,325	0	40,325	0
Small Business Administration	4,756	0	4,756	0
Equity securities
Equity securities at fair value	217	217	0	0
Other investments measured at net asset value	14,723	n/a	n/a	n/a
Total investment securities	$1,478,566	$217	$1,463,624	$2
Interest rate swaps	$2,232	$0	$2,232	$0
Financial Liabilities
Interest rate swaps	$2,232	$0	$2,232	$0

		Fair Value Measurements at December 31, 2021 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$90,831	$0	$90,831	$0
State and political subdivisions	658,815	0	658,815	0
Corporate bonds	4,030	0	4,030	0
Mortgage-backed securities-residential	655,186	0	655,183	3
Collateralized mortgage obligations	13,385	0	13,385	0
Small Business Administration	5,430	0	5,430	0
Equity securities
Equity securities at fair value	228	228	0	0
Other investments measured at net asset value	14,721	n/a	n/a	n/a
Total investment securities	$1,442,626	$228	$1,427,674	$3
Interest rate swaps	$4,261	$0	$4,261	$0
Financial Liabilities
Interest rate swaps	$4,261	$0	$4,261	$0

There were no significant transfers between Level 1 and Level 2 during the three month period ended March 31, 2022 and 2021.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended March 31,
(In Thousands of Dollars)	2022	2021
Beginning Balance	$3	$4
Transfers from level 2	0	0
Repayments, calls and maturities	(1)	0
Ending Balance	$2	$4

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2022 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
1–4 family residential	$82	$0	$0	$82
Consumer indirect	14	0	0	14

		Fair Value Measurements at December 31, 2021 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial	$1,654	$0	$0	$1,654
1–4 family residential	82	0	0	82

Collateral dependent loans were individually evaluated under ASC 326 for the periods ending March 31, 2022 and December 31, 2021.  Collateral dependent loans had a principal balance of $893 thousand with a valuation allowance of $797 thousand at March 31, 2022.  Collateral dependent loans had a principal balance of $3.2 million with a valuation allowance of $1.5 million at December 31, 2021.  Excluded from the above tables at March 31, 2022 and December 31, 2021, are $850 thousand and $792 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended March 31, 2022 and December 31, 2021:

March 31, 2022	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Residential	82	Sales comparison	Adjustment for differences between comparable sales	(3.84%) - 3.22% (0.12%)
Consumer indirect	14	Sales comparison	Adjustment for differences between comparable sales	(6.08%) - 6.08% 0.00%

December 31, 2021	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial	$1,654	Sales comparison	Adjustment for differences between comparable sales	(40.24%) - 56.83% (12.43%)
Residential	82	Sales comparison	Adjustment for differences between comparable sales	(3.84%) - 3.22% (0.12%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements at March 31, 2022 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$137,627	$29,224	$108,403	$0	$137,627
Regulatory stock	19,080	n/a	n/a	n/a	n/a
Loans held for sale	1,904	0	1,942	0	1,942
Loans, net	2,277,956	0	0	2,254,714	2,254,714
Financial liabilities
Deposits	3,693,811	3,283,963	397,903	0	3,681,866
Long-term borrowings	87,872	0	84,946	0	84,946

		Fair Value Measurements at December 31, 2021 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$112,790	$29,150	$83,640	$0	$112,790
Regulatory stock	15,510	n/a	n/a	n/a	n/a
Loans held for sale	4,545	0	4,681	0	4,681
Loans, net	2,301,696	0	0	2,285,554	2,285,554
Financial liabilities
Deposits	3,547,235	3,158,967	384,263	0	3,543,230
Long-term borrowings	87,758	0	92,433	0	92,433

The methods and assumptions used to estimate fair value, not previously described, are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Regulatory Stock: It is not practical to determine the fair value of regulatory stock due to restrictions placed on its transferability.

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

Goodwill and Intangible Assets:

Goodwill associated with the Company’s acquisition of Cortland in November 2021 and other past acquisitions totaled $94.2 million at March 31, 2022 and December 31, 2021.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30.  The fair value of the reporting units is determined using a combination of a discounted cash flow method and a guideline public company method.  Results of the assessment indicated no goodwill impairment as of September 30, 2021.  The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	March 31, 2022		December 31, 2021
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,679)	$7,210	$(6,641)
Non-compete contracts	430	(393)	430	(392)
Trade name	520	(364)	520	(356)
Core deposit intangible	12,866	(5,643)	12,866	(5,271)
Total	$21,026	$(13,079)	$21,026	$(12,660)

Aggregate amortization expense was $420 thousand for the three month period ended March 31, 2022 and $316 thousand for the three month period ended March 31, 2021.

Estimated amortization expense for each of the next five periods and thereafter:

2022 (9 months)	$1,251
2023	1,198
2024	894
2025	833
2026	741
Thereafter	3,030
Total	$7,947

Leases:

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of up to 18 years, some of which include options to extend the lease for up to 15 years and some of which include options to terminate the lease in 1.1 years.

The right of use asset and lease liability were $6.1 million and $6.4 million as of March 31, 2022 and $6.4 million and $6.6 million at December 31, 2021.

Lease payments made for the three month period ended March 31, 2022, were $237 thousand and $202 thousand for the three month period ended March 31, 2021.  Interest expense and amortization expense on finance leases for the three month period ended March 31, 2022, was $38 thousand and $166 thousand.  Interest expense and amortization expense on finance leases for the three month period ended March 31, 2021, was $36 thousand and $121 thousand.  The average remaining lease term for all leases was 5.95 years as of March 31, 2022 and the weighted-average discount rate was 2.43%.

Maturities of lease liabilities are as follows as of March 31, 2022:

2022 (9 months)	$596
2023	780
2024	610
2025	603
2026	586
Thereafter	4,245
Total Payments	7,420
Less: Imputed Interest	(1,035)
Total	$6,385

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $74.9 million and fair value of $2.2 million in other assets and $2.2 million in other liabilities at March 31, 2022. At December 31, 2021 the Company had interest rate swaps associated with commercial loans with and a notional value of $86.1 million and fair value of $4.0 million in other assets and $4.0 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the period ended March 31, 2022 or December 31, 2021.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $13.6 million of interest rate lock commitments at March 31, 2022 and $25.7 million of interest rate lock commitments at December 31, 2021.

The net gains and losses on derivative instruments not designated as hedging instruments are included in mortgage banking income.  For the quarter ended March 31, 2022, losses of $286,000 were included in mortgage banking income for the interest rate lock commitments.  For the fiscal year ended December 31, 2021, gains of $423,000 were included in mortgage banking income for the interest rate lock commitments.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended March 31,
	2022	2021
Basic EPS
Net income (In thousands)	$15,844	$14,556
Weighted average shares outstanding	33,820,485	28,215,772
Basic earnings per share	$0.47	$0.52

Diluted EPS
Net income (In thousands)	$15,844	$14,556
Weighted average shares outstanding for basic earnings per share	33,820,485	28,215,772
Dilutive effect of restricted stock awards	116,453	120,367
Weighted average shares for diluted earnings per share	33,936,938	28,336,139
Diluted earnings per share	$0.47	$0.51

There were 132,492 and 68,311 restricted stock awards that were considered anti-dilutive for the three month periods ended March 31, 2022 and 2021, respectively.

Stock Based Compensation:

During 2017, the Company, with the approval of shareholders, created the 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan permits the award of up to 800 thousand shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of the Company’s executives with those of the Company’s shareholders.  There were 75,768 service time based share awards and 56,724 performance based share awards granted under the 2017 Plan during the three month period ended March 31, 2022, as shown in the table below.  The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2024.  As of March 31, 2022, 137,383 shares are still available to be awarded from the 2017 Plan.

In April of 2022, the Company, with the approval of shareholders, approved the 2022 Equity Incentive Plan (the “2022 Plan”).  The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees.  The 2022 Plan will replace the 2017 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant.  Expense recognized was $365 thousand and $330 thousand for the three month periods ended March 31, 2022 and 2021, respectively.  As of March 31, 2022, there was $3.7 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan.  The remaining cost is expected to be recognized over 2.9 years.

The following is the activity under the Plans during the three month period ended March 31, 2022.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	99,564	$16.13	158,988	$14.40
Granted	75,768	17.69	56,724	17.25
Vested	(15,771)	17.29	(65,481)	17.48
Forfeited	0	0.00	(12,862)	14.74
Ending balance - non-vested shares	159,561	$17.13	137,369	$15.85

The following is the activity under the Plans during the three month period ended March 31, 2021.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	67,765	$14.32	153,070	$14.46
Granted	19,062	14.36	52,249	14.09
Vested	(13,081)	14.34	(52,327)	14.34
Forfeited	(2,000)	13.55	0	0
Ending balance - non-vested shares	71,746	$14.35	152,992	$14.37

The 81,252 shares that vested during the three month period ended March 31, 2022 had a weighted average fair value of $17.44 per share.

Other Comprehensive Income (Loss):

The following tables represent the details of other comprehensive income for the three month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(112,398)	$23,605	$(88,793)
Reclassification adjustment for gains included in net income (1)	0	0	0
Net unrealized losses on available-for-sale securities	$(112,398)	$23,605	$(88,793)
Change in funded status of post-retirement health plan	(2)	0	(2)
Net other comprehensive loss	$(112,400)	$23,605	$(88,795)

	Three Months Ended March 31, 2021
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(14,934)	$3,136	$(11,798)
Reclassification adjustment for gains included in net income (1)	(383)	81	(302)
Net other comprehensive loss	$(15,317)	$3,217	$(12,100)

(1)

Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements.  Management believes that as of March 31, 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At March 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at March 31, 2022 and December 31, 2021:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Common equity tier 1 capital ratio
Consolidated	$373,543	13.31%	$126,292	4.5%	N/A	N/A
Bank	355,986	12.75%	125,692	4.5%	181,555	6.5%
Total risk based capital ratio
Consolidated	493,558	17.59%	224,519	8.0%	N/A	N/A
Bank	383,001	13.71%	223,452	8.0%	279,315	10.0%
Tier 1 risk based capital ratio
Consolidated	391,543	13.95%	168,389	6.0%	N/A	N/A
Bank	355,986	12.75%	167,589	6.0%	223,452	8.0%
Tier 1 leverage ratio
Consolidated	391,543	9.56%	163,860	4.0%	N/A	N/A
Bank	355,986	8.72%	163,207	4.0%	204,009	5.0%

December 31, 2021
Common equity tier 1 capital ratio
Consolidated	$362,950	13.16%	$124,066	4.5%	N/A	N/A
Bank	345,065	12.55%	123,712	4.5%	$178,695	6.5%
Total risk based capital ratio
Consolidated	485,336	17.60%	220,562	8.0%	N/A	N/A
Bank	374,451	13.62%	219,933	8.0%	274,916	10.0%
Tier 1 risk based capital ratio
Consolidated	380,950	13.82%	165,422	6.0%	N/A	N/A
Bank	345,065	12.55%	164,950	6.0%	219,933	8.0%
Tier 1 leverage ratio
Consolidated	380,950	10.12%	150,629	4.0%	N/A	N/A
Bank	345,065	9.19%	150,217	4.0%	187,772	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
March 31, 2022
Goodwill and other intangibles	$5,796	$100,654	$(4,263)	$102,187
Total assets	$19,548	$4,182,798	$3,509	$4,205,855

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2021
Goodwill and other intangibles	$5,814	$101,055	$(4,263)	$102,606
Total assets	$14,365	$4,124,530	$3,854	$4,142,749

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2022
Net interest income	$34	$31,993	$(785)	$31,242
Provision for credit losses and unfunded loans	0	(358)	0	(358)
Service fees, security gains and other noninterest income	9,198	8,741	(241)	17,698
Noninterest expense	1,769	27,442	83	29,294
Amortization and depreciation expense	28	1,134	0	1,162
Income before taxes	7,435	12,516	(1,109)	18,842
Income taxes	1,562	1,734	(298)	2,998
Net income	$5,873	$10,782	$(811)	$15,844

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2021
Net interest income	$31	$25,290	$(54)	$25,267
Provision for credit losses and unfunded loans	0	425	0	425
Service fees, security gains and other noninterest income	2,603	7,514	15	10,132
Noninterest expense	1,556	15,181	(218)	16,519
Amortization and depreciation expense	64	666	68	798
Income before taxes	1,014	16,532	111	17,657
Income taxes	212	2,947	(58)	3,101
Net income	$802	$13,585	$169	$14,556

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had no short-term advances from the FHLB at March 31, 2022 or December 31, 2021.

The Bank has access to lines of credit amounting to $35 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the lending banks and are generally subject to withdrawal at their discretion. There were no borrowings under these lines at March 31, 2022 or at December 31, 2021.

Farmers has two unsecured revolving lines of credit for $6.5 million. These lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. There were no outstanding balances on either of these two lines at March 31, 2022 or at December 31, 2021, respectively.

Long-term borrowings:

There were no long-term advances from the FHLB at March 31, 2022 or at December 31, 2021.

The Bank’s long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.3 billion and $1.2 billion at March 31, 2022 and December 31, 2021.  Based on this collateral, the Bank is eligible to borrow an additional $679.8 million at March 31, 2022.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month LIBOR rate.  The rate at March 31, 2022 was 2.28% and at December 31, 2021 was 1.65%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month LIBOR rate.  The rate at March 31, 2022 was 2.63% and at December 31, 2021 was 1.90%.

In 2015, the Company completed its acquisition of National Bancshares Corporation (“NBOH”), which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by NBOH. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month LIBOR rate.  The rate at March 31, 2022 was 2.53% and at December 31, 2021 was 2.00%.

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

	March 31, 2022	December 31, 2021
	Amount	Amount
TSEO Statutory Trust I	$2,436	$2,424
Maple Leaf Financial Statutory Trust II	7,349	7,293
Cortland Statutory Trust I	4,285	4,271
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$14,070	$13,988

Subordinated debentures	$73,802	$73,770

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are not statements of historical fact, but rather statements based on the Company’s current expectations, beliefs and assumptions regarding the future of Farmers’ business, future plans and strategies, projections, anticipated events and trends, its intended results and future performance, the economy and other future conditions. Forward-looking statements are preceded by terms such as “will,” “would,” “should,” “could,” “may,” “expect,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “project,” or variations of these words, or similar expressions. Forward-looking statements are not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Numerous uncertainties, risks, and changes could cause or contribute to Farmers’ actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements.

Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s 2021 Form 10-K, as updated in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

•	disruptions in the mortgage and lending markets and significant or unexpected fluctuations in interest rates related to COVID-19 and governmental responses, including financial stimulus packages;
•	general business conditions in the banking industry;
•	the regulatory environment;
•	general fluctuations in interest rates;
•	demand for loans in the market areas where the Company conducts business;
•	rapidly changing technology and evolving banking industry standards;
•	competitive factors, including increased competition with regional and national financial institutions;
•	new service and product offerings by competitors and price pressures;
•	and the regulatory landscape, capital markets, and the response to and management of the COVID-19 pandemic, including the provision of additional economic stimulus from the federal government.

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

Overview

The Company’s results of operations for the quarter ended March 31, 2022 are discussed below.  However, the Company’s past results of operations may not reflect its future operating trends.  In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s business.  Regulatory actions in response to the COVID-19 pandemic have varied across jurisdictions and have included some limited closures of nonessential businesses, affecting customers of the Company.  The duration, extent and the effect of the government’s response to the economy is unknown.

The Company’s net income for the three months ended March 31, 2022, was $15.8 million, or $0.47 per diluted share, which compares to $14.6 million, or $0.51 per diluted share, for the three months ended March 31, 2021.  Net income improved as a result of the earnings stream from the Cortland acquisition, while the lower per share results reflect only partial cost savings from the merger integration, with full realization expected for the remainder of 2022.  Annualized return on average assets and annualized return on average equity were 1.52% and 13.89%, respectively, for the three month period ended March 31, 2022, compared to 1.87% and 16.81% for the same three month period in 2021.

On March 23, 2022, Farmers entered into an agreement and plan of merger with Emclaire Financial Corp. (NASDAQ: EMCF), a Pennsylvania corporation (“Emclaire”), the parent company of The Farmers National Bank of Emlenton (“Emlenton”).  The transaction is subject to receipt of Emclaire shareholder approval and customary regulatory approvals and is expected to close during the second half of 2022.   The transaction will mark the Company’s expansion into Pennsylvania including the attractive Pittsburgh market.  Emclaire operates 19 branches in ten counties throughout western Pennsylvania.  As of March 31, 2022, Emclaire had total assets of $1.1 billion, gross loans of $794.9 million, deposits of $936.0 million and equity of $86.7 million.

Total loans were $2.30 billion at March 31, 2022 compared to $2.33 billion at December 31, 2021.  Gross loans declined $26.1 million for the quarter but excluding the run off in PPP balances during the quarter the decline was $12.4 million.  At March 31, 2022, the Company has $23.2 million of PPP loans and $672 thousand in net deferred fees associated with these loans still to be recognized into income.  Average loans now comprise 58.8% of the Bank's first quarter average earning assets at March 31, 2022, compared to 69.2% for the same period in 2021.

Non-performing assets to total assets remain at a low level, currently at 0.33%.  Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $7.3 million, or 0.32% of total loans, at March 31, 2022.  Net charge-offs for the current quarter were $1.4 million, compared to $84 thousand in the same quarter in 2021 and net charge-offs as a percentage of average net loans outstanding is only 0.25% for the quarter ended March 31, 2022, compared to 0.02% in the same quarter in 2021.

Due to a decline in loan balances, a decrease in a specific reserve on one loan, and a continued decline in historical loss ratios, the Company recorded a negative provision for credit losses of $930 thousand for the quarter ended March 31, 2022, compared to the $425 thousand of loan loss provision recorded in the first quarter of 2021.  This was offset somewhat by an increase in the provision for unfunded loans which totaled $527 thousand.  As an overall percentage of loans, the allowance for credit losses decreased to 1.17% for the current quarter compared to 1.22% for the quarter ended March 31, 2021.

The net interest margin for the three months ended March 31, 2022, was 3.27%, a 27 basis point decrease from the quarter ended March 31, 2021.  In comparing the first quarter of 2022 to the same period in 2021, asset yields decreased 41 basis points, while the cost of interest-bearing liabilities decreased 18 basis points.  Most of the decrease in the asset yields was the result of employing excess liquidity into lower yielding investment securities in the absence of loan growth and a decrease in PPP income compared to the same quarter a year ago.

Results of Operations The following is a comparison of selected financial ratios and other results at or for the three month period ended March 31, 2022 and 2021:

	At or for the Three Months Ended March 31,
(In Thousands, except Per Share Data)	2022	2021
Total assets	$4,205,855	$3,324,524
Net income	$15,844	$14,556
Diluted earnings per share	$0.47	$0.51
Return on average assets (annualized)	1.52%	1.87%
Return on average equity (annualized)	13.89%	16.81%
Efficiency ratio (tax equivalent basis) (1)	61.36%	48.24%
Equity to asset ratio	9.37%	10.45%
Dividends to net income	34.18%	21.35%
Net loans to assets	54.16%	60.53%
Loans to deposits	62.40%	71.92%

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

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (4)	$2,312,712	$25,646	4.44%	$2,054,925	$23,900	4.72%
Taxable securities (2)	1,007,963	4,587	1.82	329,903	1,719	2.11
Tax-exempt securities (2) (4)	461,793	3,726	3.23	282,044	2,613	3.76
Other investments	31,122	130	1.67	14,840	121	3.31
Federal funds sold and other	117,916	48	0.16	287,323	71	0.11
TOTAL EARNING ASSETS	3,931,506	34,137	3.47	2,969,035	28,424	3.88
NONEARNING ASSETS
Cash and due from banks	28,772			20,275
Premises and equipment	37,573			25,578
Allowance for loan losses	(29,008)			(25,336)
Unrealized gains (losses) on securities	(17,673)			24,498
Other assets	227,448			141,645
TOTAL ASSETS	$4,178,618			$3,155,695

INTEREST-BEARING LIABILITIES
Time deposits	$378,675	$643	0.68%	$440,452	$1,255	1.16%
Brokered time deposits	15,555	15	0.39	32,000	46	0.58
Savings deposits	843,371	167	0.08	495,832	193	0.16
Demand deposits	1,412,291	419	0.12	1,083,597	732	0.27
Short term borrowings	2,222	1	0.18	2,808	4	0.58
Long term borrowings	87,798	792	3.61	76,007	293	1.56
TOTAL INTEREST-BEARING LIABILITIES	2,739,912	2,037	0.30	2,130,696	2,523	0.48

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	956,499			650,588
Other liabilities	26,001			23,221
Stockholders' equity	456,206			351,190
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,178,618			$3,155,695
Net interest income and interest rate spread		$32,100	3.17%		$25,901	3.40%
Net interest margin			3.27%			3.54%

(1)	Rates are calculated on an annualized basis.
(2)	Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)

Interest on loans includes fee income of $1.5 million and $2.8 million for 2022 and 2021, respectively, and is reduced by amortization of $662 thousand and $687 thousand for 2022 and 2021, respectively.

(4)

For 2022, adjustments of $84 thousand and $774 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  For 2021, adjustments of $95 thousand and $539 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities.  These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income.  Net interest income for the three month period ended March 31, 2022, was $31.2 million compared to $25.3 million for the same period in 2021.  The increase in net interest income was driven by an increase in interest earning assets, including the acquisition of Cortland Bancorp (“Cortland”), offset by a decline in the net interest margin.  The net interest margin decreased 27 basis points to 3.27% for the three months ended March 31, 2022, compared to 3.54% for the same three month period in the prior year.  In comparing the quarters ended March 31, 2022 and 2021, yields on earning assets decreased 41 basis points, while the cost of interest bearing liabilities decreased 18 basis points. Most of the decrease in the asset yields was the result of employing excess liquidity into lower yielding investment securities in the absence of loan growth, the acquisition of Cortland and a decrease in PPP income compared to the same quarter a year ago.

Noninterest Income. Noninterest income increased to $17.7 million for the first quarter of 2022 compared to $10.1 million for the quarter ended March 31, 2021.    The first quarter of 2022 increased over the same period in 2021 primarily due to $8.4 million in legal settlement income offset by a decline in net security gains of $499 thousand, or 102.3%, and a decline in net gains on the sale of loans of $1.8 million, or 61.1%.  The net gain on sale of loans has declined because of lower origination volumes due to increasing rates along with tighter gain on sale margins.  Other categories of noninterest income that increased year over year include service charges on deposit accounts of $337 thousand, or 41.7%, bank owned life insurance of $125 thousand, or 44.0%, trust fees of $283 thousand, or 12.7%, investment commissions of $190 thousand, or 37.7% and debit card and EFT fees of $245 thousand, or 20.9%.  Much of the increases in these categories was due to the acquisition of Cortland.

Noninterest Expense.  Total noninterest expense for the quarter ended March 31, 2022 was $30.5 million compared to $17.3 million in the first quarter of 2021.  The increase in expense year over year was due to the Company making a charitable contribution of $6.0 million to the Farmers Charitable Foundation, $2.1 million in legal expense associated with the legal settlement and $1.9 million in merger expense incurred in the first quarter of 2022.  The increase in the other categories of noninterest expense, year over year, was due to the Cortland acquisition which closed on November 1, 2021.  The system conversion for Cortland also didn’t take place until late February so the Company did not have a full quarter of cost savings in place for the first quarter of 2022.  The efficiency ratio for the quarter ended March 31, 2022 was 61.4% compared to 47.8% for the same quarter in 2021.

Income Taxes. Income tax expense totaled $3.0 million for the quarter ended March 31, 2022, and $3.1 million for the quarter ended March 31, 2021.  The effective tax rate for the three month period ended March 31, 2022 and 2021 was 15.9% and 17.6%, respectively.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased $24.8 million during the first three months of 2022 from $112.8 million to $137.6 million.

Securities.  Securities available-for-sale increased by $35.9 million since December 31, 2021 as the Company continued purchasing securities in the first quarter of 2022 in order to utilize excess cash on hand.  Offsetting these purchases, the gross unrealized gain of $11.7 million on available for sale securities at December 31, 2021 declined to a gross unrealized loss of $100.7 million at March 31, 2022 due to the rise in U.S. treasury rates during the first quarter.

Loans.  Gross loans (excluding loans held for sale) were $2.30 billion at March 31, 2022, compared to $2.33 billion at December 31, 2021.  Gross loans declined $26.1 million for the quarter but excluding the run off in PPP balances during the quarter the decline was $12.4 million.  At March 31, 2022, the Company has $23.2 million of PPP loans before deferred fees still to be forgiven, and $672 thousand in net deferred fees associated with these loans still to be recognized into income.

Allowance for Loan Losses.  The following table indicates key asset quality ratios that management evaluates on an ongoing basis.  The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Nonperforming loans	$14,046	$16,195	$14,744	$13,873	$11,640
Nonperforming loans as a % of total loans	0.61%	0.69%	0.78%	0.71%	0.57%
Loans delinquent 30-89 days	$7,304	$8,891	$6,944	$7,606	$7,183
Loans delinquent 30-89 days as a % of total loans	0.32%	0.38%	0.37%	0.39%	0.35%
Allowance for credit losses	$27,015	$29,386	$23,136	$24,806	$24,935
Allowance for credit losses as a % of loans	1.17%	1.26%	1.22%	1.27%	1.22%
Allowance for credit losses as a % of nonperforming loans	192.33%	181.45%	156.92%	178.81%	214.22%
Annualized net charge-offs to average net loans outstanding	0.25%	0.06%	0.06%	0.04%	0.02%
Non-performing assets	$14,046	$16,195	$14,744	$13,903	$11,670
Non-performing assets as a % of total assets	0.33%	0.39%	0.44%	0.43%	0.35%
Net charge-offs for the quarter	$1,441	$313	$286	$179	$84

Due to a decline in loan balances, a decrease in a specific reserve on one loan, and a continued decline in historical loss ratios, the Company recorded a negative provision for credit losses of $930 thousand for the quarter ended March 31, 2022, compared to the $425 thousand of loan loss provision recorded in the first quarter of 2021.  The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL.  Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change. The allowance for credit losses as a percentage of the total loan portfolio was 1.17% at March 31, 2022 and 1.22% at March 31, 2021.  Early stage delinquencies, which are loans 30 - 89 days delinquent, as a percentage of total loans decreased from 0.35% at March 31, 2021, to 0.32% at March 31, 2022, and non-performing loans as a percentage of total loans increased from 0.57% at March 31, 2021, to 0.61% at March 31, 2022.  The allowance for credit losses to non-performing loans decreased from 214.22% at March 31, 2021, to 192.33% at March 31, 2022.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at March 31, 2022, is adequate.  The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio.  Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits.  Total deposits increased $146.6 million from December 31, 2021, to March 31, 2022, for a balance of $3.69 billion.  The increase of $146.6 million since December 31, 2021 is due to seasonality in public fund balances and continued growth in business and consumer deposits.  In addition, the Company added $40.0 million in brokered deposits during the quarter.

Borrowings.  Total borrowing balances increased from $87.8 million at December 31, 2021 to $87.9 million at March 31, 2022.

Capital Resources.  Total stockholders’ equity decreased $78.5 million, or 16.6%, during the three month period ended March 31, 2022.  The decrease in stockholders’ equity was primarily due to an $88.8 million decline in accumulated other comprehensive income and dividends paid to shareholders offset by net income for the quarter.  The rapid increase in U.S. treasury rates has had a negative effect on the value of the Company’s available for sale securities, and in turn, the dollar amount that flows through accumulated other comprehensive income.  Shareholders received $0.16 per share in cash dividends in the first quarter of 2022. Book value per share decreased from $13.94 per share at December 31, 2021 to $11.58 per share at March 31, 2022.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company.  At March 31, 2022 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized.  The Company’s common equity tier 1 to risk weighted assets was 13.31%, total risk-based capital ratio stood at 17.59%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 13.95% and 9.56%, respectively, at March 31, 2022.  The Company opted not to phase in, over 3 years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2021.  Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2022.

Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to adopt a simple leverage ratio to measure capital adequacy.  The community bank leverage ratio framework removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that opts into the framework.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s 2021 Form 10-K.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements.  These policies relate to determining the adequacy of the allowance for credit losses, for both the investment and loan portfolios and if there is any impairment of goodwill or other intangible.  Additional information regarding these policies is included in the notes to the aforementioned 2021 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combinations), Note 4 (Loans), and the sections captioned “Loan Portfolio.”

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

The Company evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized costs basis (impairment) is due to credit-related factors or noncredit-related factors.  In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes.  Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income.  Both the ACL and the charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL.  The Company has recorded no ACL related to the investment portfolio as of March 31, 2022.

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

Liquidity

The Company maintains, in the opinion of management, liquidity sufficient to satisfy depositors’ requirements and meet the credit needs of customers.  The Company depends on its ability to maintain its market share of deposits as well as acquiring new funds.  The Company’s ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition.  The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings.  Principal sources of liquidity for the Company include assets considered relatively liquid, such as federal funds sold, cash-due from banks, as well as cash flows from maturities and repayments of loans, and securities.

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed.  These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks.  At March 31, 2022, this line of credit totaled $35 million of which the Bank had not borrowed against.  In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. There was no balance on these lines at March 31, 2022 and December 31, 2021.  Management feels that its liquidity position is adequate and continues to monitor the position on a monthly basis.  As of March 31, 2022, the Bank had no outstanding balances with the Federal Home Loan Bank but had additional borrowing capacity of approximately $679.8 million, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds with the posting of collateral.  The Bank views its membership in the FHLB as a solid source of liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.  Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.  Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Total unused commitments were $627.9 million at March 31, 2022, and $606.8 million at December 31, 2021.  Additionally, the Company committed up to $17.2 million in subscriptions in Small Business Investment Company investment funds.  At March 31, 2022, the Company has invested $15.3 million in these funds.

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

Changes In Interest Rate (basis points)	March 31, 2022 Result	December 31, 2021 Result	ALCO Guidelines
Net Interest Income Change
+300	3.2%	4.5%	-10.0%
+200	2.3%	3.2%	-7.5%
+100	1.0%	1.5%	-5.0%
-100	-3.0%	-4.1%	-5.0%
Net Present Value Of Equity Change
+300	2.7%	6.2%	-10.0%
+200	3.5%	7.6%	-7.5%
+100	2.9%	6.1%	-5.0%
-100	-8.8%	-12.4%	-10.0%

It should be noted that the change in the net present value of equity and net interest income had exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%).  This was primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities.  Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates.  Management will continue to monitor any policy exceptions and may consider changes to the asset/liability position in the future.  The results of the simulations indicate that interest rate change results fall within internal limits established by the Company at March 31, 2022.  A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis.  It is management’s opinion that hedging instruments currently available are not a cost effective means of controlling interest rate risk for the Company. Accordingly, the Company does not currently use financial derivatives, such as interest rate options, swaps, caps, floors or other similar instruments, but does utilize swaps to accommodate large commercial borrowers that desire longer term fixed rates.

Item 4.	Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

In 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions.  At March 31, 2022, the Company had 546,182 shares remaining to be repurchased under this program.  There were no treasury stock shares repurchased under the program during the three month period ended March 31, 2022.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2.1*

Agreement and Plan of Merger by and among Farmers National Banc Corp., Cortland Bancorp, and FMNB Merger Subsidiary IV, LLC, dated as of June 22, 2021 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2021).

2.2*

Amendment to Agreement and Plan of Merger by and among Farmers National Banc Corp., Cortland Bancorp, and FMNB Merger Subsidiary IV, LLC, dated as of October 12, 2021 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2021).

2.3*

Agreement and Plan of Merger by and among Farmers National Banc Corp., Emclaire Financial Corp., and FMNB Merger Subsidiary V, LLC, dated as of March 23, 2022 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2022).

3.1*

Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on October 3, 2001 (File No. 333-70806)).

3.2*

Amendment to Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2013).

3.3*

Amendment to Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2018).

3.4*	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

10.1**	Farmers National Banc Corp. 2022 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (filed herewith).

10.2**	Farmers National Banc Corp. 2022 Form of Performance-based Equity Award under 2017 Equity Incentive Plan (filed herewith).

10.3**	Farmers National Banc Corp. 2022 Form of Service-based Restricted Stock Award under 2017 Equity Incentive Plan (filed herewith).

10.4**	Farmers National Banc Corp. 2022 Form of Performance-based Cash Award under 2017 Equity Incentive Plan (filed herewith).

10.5**	Farmers National Banc Corp. 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2022).

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

31.2**	Rule 13a-14(a)/15d-14(a) Certification of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

*

Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 5, 2022

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 5, 2022

/s/ A. Troy Adair
A. Troy Adair Executive Vice President, Chief Financial Officer and Secretary