Form 10-K/A
period 2021-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2022-05-06
CIK 709337

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
Annual Meeting of Shareholders
Auditor Name: CliftonLarsonAllen LLP
U.S. PCAOB Auditor Firm I.D.: 655
Auditor Location: Toledo, Ohio

EXPLANATORY NOTE
Farmers National Banc Corp. (“Farmers”) hereby amends its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “Commission”) on March 9, 2022 (the “Form
10-K”),
as set forth in this Amendment No. 1 on Form
10-K/A
(this “Amendment”). This Amendment is being filed solely to include Exhibit 4.2, “Description of Capital Stock of Farmers National Banc Corp.” as a document filed as an exhibit to the Form
10-K.
Except as described above, no other changes are being made to the Form
10-K
and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Form
10-K.
This Amendment does not reflect subsequent events occurring after the original filing date of the Form
10-K.
This Amendment should be read in conjunction with Farmers’ filings with the Commission subsequent to the filing of the Form
10-K.
Pursuant to Rule
12b-15
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

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

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Farmers National Banc Corp., Cortland Bancorp, and FMNB Merger Subsidiary IV, LLC, dated as of June 22, 2021 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2021).

2.2	Amendment to Agreement and Plan of Merger by and among Farmers National Banc Corp., Cortland Bancorp, and FMNB Merger Subsidiary IV, LLC, dated as of October 12, 2021 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2021).

3.1	Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on October 3, 2001 (File No. 333-70806)).

3.2	Amendment to Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2013).

3.3	Amendment to Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2018).

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

4.1	Form of 3.125% Fixed to Floating Rate Subordinated Note Due 2031 (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 17, 2021).

4.2	Description of Capital Stock of Farmers National Banc Corp. (filed herewith)

10.1*	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 24, 2011).

10.2*	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).

10.3*	Farmers National Banc Corp. Nonqualified Deferred Compensation Plan (as amended and restated effective January 1, 2016) (incorporated by reference from Exhibit 10.4 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 7, 2017).

10.4*	Farmers National Banc Corp. 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Commission on August 8, 2017).

10.5*	Farmers National Banc Corp. 2019 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

10.6*	Farmers National Banc Corp. 2019 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

10.7*	Farmers National Banc Corp. 2019 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

10.8*	Farmers National Banc Corp. 2019 Form of Performance-Based Cash Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

10.9*	Farmers National Banc Corp. 2020 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.10*	Farmers National Banc Corp. 2020 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

Exhibit Number	Description

10.11*	Farmers National Banc Corp. 2020 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.12*	Farmers National Banc Corp. 2020 Form of Performance-Based Cash Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.13*	Farmers National Banc Corp. 2021 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.14*	Farmers National Banc Corp. 2021 Form of Performance-based Equity Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.15*	Farmers National Banc Corp. 2021 Form of Service-based Restricted Stock Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.16*	Farmers National Banc Corp. 2021 Form of Performance-based Cash Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.17*	Nonemployee Director Compensation (previously filed with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 9, 2022).

10.18*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).

10.19*	Change in Control Agreement with Kevin J. Helmick (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).

10.20*	Restricted Stock Award Agreement with Troy Adair (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).

10.21*	Change in Control Agreement with Troy Adair (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).

10.22*	Farmers National Banc Corp. Third Amended and Restated Executive Separation Policy (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on June 23, 2021).

10.23*	Form of Senior Executive Change in Control Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8K filed with the Commission on June 23, 2021).

10.24*	Form of Executive Change in Control Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8K filed with the Commission on June 23, 2021).

10.25*	Form of Subordinated Note Purchase Agreement by and between Farmers National Banc Corp. and the several Purchasers named therein, dated November 17, 2021 (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 17, 2021).

21	Subsidiaries of Farmers (previously filed with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 9, 2022).

23.1	Consent of Independent Registered Public Accounting Firm (previously filed with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 9, 2022).

24	Powers of Attorney of Directors and Executive Officers (previously filed with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 9, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).

Exhibit Number	Description

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (previously furnished with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 9, 2022).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (previously furnished with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 9, 2022).

101	The following materials from the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), previously filed with Farmers’ Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, filed on March 9, 2022: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

FARMERS NATIONAL BANC CORP.

By:	/s/ Kevin J. Helmick
Kevin J. Helmick, President and Chief Executive Officer
May 6, 2022