Form 10-Q
period 2022-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2022-08-04
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2022
Common Stock, No Par Value	34,062,657 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(June 30, 2022 balance sheet is unaudited)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$21,101	$29,150
Federal funds sold and other	44,357	83,640
TOTAL CASH AND CASH EQUIVALENTS	65,458	112,790
Securities available for sale	1,361,682	1,427,677
Other investments	34,451	30,459
Loans held for sale	2,714	4,545
Loans	2,374,485	2,331,082
Less allowance for credit losses	27,454	29,386
NET LOANS	2,347,031	2,301,696
Premises and equipment, net	37,030	37,520
Goodwill	94,240	94,240
Other intangibles, net	7,527	8,366
Bank owned life insurance	74,668	73,855
Other assets	89,563	51,601
TOTAL ASSETS	$4,114,364	$4,142,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$983,713	$916,237
Interest-bearing	2,586,829	2,630,998
Brokered time deposits	54,996	0
TOTAL DEPOSITS	3,625,538	3,547,235
Short-term borrowings	50,000	0
Long-term borrowings	87,985	87,758
Other liabilities	29,392	35,324
TOTAL LIABILITIES	3,792,915	3,670,317
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares in 2022 and 2021; 35,128,962 shares issued in 2022 and 2021 and 34,032,157 and 33,898,237 shares outstanding in 2022 and 2021, respectively	304,707	306,123
Retained earnings	194,809	173,896
Accumulated other comprehensive income (loss)	(162,820)	9,295
Treasury stock, at cost; 1,096,805 and 1,230,725 shares in 2022 and 2021, respectively	(15,247)	(16,882)
TOTAL STOCKHOLDERS' EQUITY	321,449	472,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,114,364	$4,142,749

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$25,714	$23,577	$51,276	$47,382
Taxable securities	5,223	2,511	9,810	4,230
Tax exempt securities	3,038	2,342	5,990	4,416
Dividends	216	121	346	242
Federal funds sold and other interest income	95	58	143	129
TOTAL INTEREST AND DIVIDEND INCOME	34,286	28,609	67,565	56,399
INTEREST EXPENSE
Deposits	1,651	1,829	2,895	4,055
Short-term borrowings	97	3	98	7
Long-term borrowings	827	287	1,619	580
TOTAL INTEREST EXPENSE	2,575	2,119	4,612	4,642
NET INTEREST INCOME	31,711	26,490	62,953	51,757
Provision (credit) for credit losses	482	50	(448)	475
Provision for unfunded loans	134	0	706	0
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	31,095	26,440	62,695	51,282
NONINTEREST INCOME
Service charges on deposit accounts	1,139	790	2,284	1,598
Bank owned life insurance income	405	300	814	584
Trust fees	2,376	2,358	4,895	4,594
Insurance agency commissions	1,086	948	2,133	1,951
Security (losses) gains, including fair value changes for equity securities	(60)	32	(71)	520
Retirement plan consulting fees	323	389	720	709
Investment commissions	557	523	1,251	1,027
Net gains on sale of loans	365	2,191	1,494	5,091
Other mortgage banking income (loss), net	39	(55)	99	(170)
Debit card and EFT fees	1,528	1,322	2,944	2,493
Legal settlement	0	0	8,375	0
Other operating income	1,719	710	2,237	1,243
TOTAL NONINTEREST INCOME	9,477	9,508	27,175	19,640
NONINTEREST EXPENSES
Salaries and employee benefits	11,073	9,866	22,904	19,842
Occupancy and equipment	2,918	1,890	5,598	4,165
State and local taxes	697	551	1,375	1,105
Professional fees	1,056	830	4,191	1,886
Merger related costs	674	104	2,614	116
Advertising	487	357	879	617
FDIC insurance	282	120	549	290
Intangible amortization	419	316	839	632
Core processing charges	1,123	831	1,868	1,458
Charitable donation	0	0	6,000	0
Other operating expenses	2,732	2,205	5,100	4,276
TOTAL NONINTEREST EXPENSES	21,461	17,070	51,917	34,387
INCOME BEFORE INCOME TAXES	19,111	18,878	37,953	36,535
INCOME TAXES	3,160	3,303	6,158	6,404
NET INCOME	$15,951	$15,575	$31,795	$30,131
EARNINGS PER SHARE - basic	$0.47	$0.55	$0.94	$1.07
EARNINGS PER SHARE - fully diluted	$0.47	$0.55	$0.94	$1.06

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
(Unaudited)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
NET INCOME	$15,951	$15,575	$31,795	$30,131
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available for sale securities	(105,497)	8,698	(217,894)	(6,236)
Reclassification adjustment for losses (gains) realized in income	31	(1)	31	(384)
Net unrealized holding (losses) gains	(105,466)	8,697	(217,863)	(6,620)
Income tax effect	22,148	(1,825)	45,751	1,392
Unrealized holding (losses) gains, net of reclassification and tax	(83,318)	6,872	(172,112)	(5,228)
Change in funded status of post-retirement plan, net of tax	(2)	0	(3)	0
Other comprehensive (loss) gain, net of tax	(83,320)	6,872	(172,115)	(5,228)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(67,369)	$22,447	$(140,320)	$24,903

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
(Unaudited)	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2021	$306,123	$173,896	$9,295	$(16,882)	$472,432
Net income		15,844			15,844
Other comprehensive loss			(88,795)		(88,795)
Restricted share issuance	(1,030)			1,030	0
Stock based compensation expense	365				365
Vesting of Long Term Incentive Plan	(788)			368	(420)
Share forfeitures for taxes				(102)	(102)
Dividends paid at $0.16 per share		(5,438)			(5,438)
Balance March 31, 2022	$304,670	$184,302	$(79,500)	$(15,586)	$393,886
Net income		15,951			15,951
Other comprehensive loss			(83,320)		(83,320)
Restricted share issuance	(362)			362	0
Stock based compensation expense	438				438
Vesting of Long Term Incentive Plan	(39)				(39)
Share forfeitures for taxes				(23)	(23)
Dividends paid at $0.16 per share		(5,444)			(5,444)
Balance June 30, 2022	$304,707	$194,809	$(162,820)	$(15,247)	$321,449

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2020	$208,763	$138,073	$22,032	$(18,771)	$350,097
Net income		14,556			14,556
Other comprehensive loss			(12,100)		(12,100)
Stock based compensation expense	330				330
Vesting of Long Term Incentive Plan	(894)			894	0
Share forfeitures for taxes				(366)	(366)
Cumulative impact of ASU 2016-13 adoption (CECL)		(1,936)			(1,936)
Dividends paid at $0.11 per share		(3,110)			(3,110)
Treasury share purchases				(116)	(116)
Balance March 31, 2021	$208,199	$147,583	$9,932	$(18,359)	$347,355
Net income		15,575			15,575
Other comprehensive gain			6,872		6,872
Stock based compensation expense	257				257
Restricted share issuance	(144)			144	0
Share forfeitures for taxes				(35)	(35)
Dividends paid at $0.11 per share		(3,116)			(3,116)
Balance June 30, 2021	$208,312	$160,042	$16,804	$(18,250)	$366,908

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Six Months Ended
(Unaudited)	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,795	$30,131
Adjustments to reconcile net income to net cash from operating activities:
(Credit) provision for credit losses	(448)	475
Provision for unfunded loans	706	0
Depreciation and amortization	2,341	1,601
Net amortization of securities	2,708	1,357
Available for sale security losses (gains)	31	(384)
Realized losses (gains) on equity securities	40	(136)
Loss on premises and equipment sales and disposals, net	20	52
Stock compensation expense	803	587
Earnings on bank owned life insurance	(814)	(584)
Origination of loans held for sale	(65,892)	(136,122)
Proceeds from loans held for sale	69,128	144,651
Net gains on sale of loans	(1,494)	(5,091)
Net change in other assets and liabilities	1,309	(13,090)
NET CASH FROM OPERATING ACTIVITIES	40,233	23,447
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	45,241	31,319
Proceeds from sales of securities available for sale	1,670	26,990
Purchases of securities available for sale	(201,518)	(469,254)
Proceeds from sales of equity securities	35	30
Purchase of equity securities	(38)	(36)
Proceeds from maturities and repayments of SBIC funds	1,013	967
Purchases of SBIC funds	(1,475)	(602)
Proceeds from redemption of regulatory stock	5	754
Purchase of regulatory stock	(3,572)	(22)
Loan originations and payments, net	(45,593)	120,336
Proceeds from land and building sales	1,067	0
Additions to premises and equipment	(1,872)	(122)
NET CASH FROM INVESTING ACTIVITIES	(205,037)	(289,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	78,303	167,945
Net change in short-term borrowings	50,000	1,307
Repayment of long-term borrowings	0	(1,980)
Cash dividends paid	(10,831)	(6,227)
Repurchase of common shares	0	(116)
NET CASH FROM FINANCING ACTIVITIES	117,472	160,929
NET CHANGE IN CASH AND CASH EQUIVALENTS	(47,332)	(105,264)
Beginning cash and cash equivalents	112,790	254,621
Ending cash and cash equivalents	$65,458	$149,357
Supplemental cash flow information:
Interest paid	$4,803	$4,842
Supplemental noncash disclosures:
Transfer of loans to other real estate	$0	$30
Security purchases not settled	$0	$17,317
Issuance of stock awards	$1,760	$1,038

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company” or "Farmers") is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”). The Company provides trust and retirement consulting services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Insurance. Farmers National Captive, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its subsidiaries. The Captive pools resources with eleven similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not currently available or economically feasible in today’s insurance market place. The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust and Captive. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of June 30, 2022. Outstanding shares at June 30, 2022 were 34,032,157.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on securities available for sale and changes in the funded status of the post-retirement plan, which are recognized as components of stockholders’ equity, net of tax effect.

Updates to Significant Accounting Policies:

New Accounting Standard:

On March 31, 2022, FASB issued ASU 2022-02, which eliminates the troubled debt restructuring (“TDR”), accounting model for creditors that have adopted Topic 326, Financial Instruments – Credit Losses. Due to the removal of the TDR accounting model, all loan modifications now will be accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 vintage disclosure requirements also will be required to prospectively disclose current-period gross write-off information by vintage, or year of origination. For entities that have adopted Topic 326, ASU 2022-02 takes effect in reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company has elected not to early adopt ASU 2022-02 at this time. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

Business Combinations:

On March 23, 2022, Farmers entered into an agreement and plan of merger with Emclaire Financial (“Emclaire”), the parent company of The Farmers National Bank of Emlenton (“Emlenton”). The transaction has received Emclaire shareholder approval but is still subject to customary regulatory approvals and is expected to close in the second half of 2022. The transaction will create a large expansion in Pennsylvania and into the Pittsburgh market. Emclaire operates 19 branches in ten counties throughout western Pennsylvania. As of June 30, 2022, Emclaire had total assets of $1 billion, gross loans of $810.7 million, deposits of $937.6 million and equity of $80.2 million.

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

In accordance with ASC 805, the Company expensed approximately $2.6 million of merger related costs during the six month period ended June 30, 2022, in addition to $7.1 million expensed in the year ended 2021. The Company recorded goodwill of $48.5 million as a result of the Cortland combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in northeast Ohio. The merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The goodwill was determined not to be deductible for income tax purposes.

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

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at June 30, 2022 and December 31, 2021 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
June 30, 2022
U.S. Treasury and U.S. government sponsored entities	$112,703	$0	$(13,530)	$99,173
State and political subdivisions	687,506	958	(100,107)	588,357
Corporate bonds	4,392	1	(186)	4,207
Mortgage-backed securities - residential	703,946	25	(90,663)	613,308
Collateralized mortgage obligations - residential	54,653	11	(2,388)	52,276
Small Business Administration	4,627	0	(266)	4,361
Totals	$1,567,827	$995	$(207,140)	$1,361,682

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2021
U.S. Treasury and U.S. government sponsored entities	$93,137	$32	$(2,338)	$90,831
State and political subdivisions	636,724	23,296	(1,205)	658,815
Corporate bonds	4,009	50	(29)	4,030
Mortgage-backed securities - residential	663,405	1,875	(10,094)	655,186
Collateralized mortgage obligations - residential	13,303	153	(71)	13,385
Small Business Administration	5,381	49	0	5,430
Totals	$1,415,959	$25,455	$(13,737)	$1,427,677

Proceeds from the sale of portfolio securities were $1.7 million for both the three and six month periods ended June 30, 2022. Gross losses of $31 thousand were realized on these sales for both the three and six month periods ended June 30, 2022. Realized losses on equity securities of $29 thousand and $40 thousand were recognized in the income statement during the three and six month periods as of June 30, 2022, respectively.

Proceeds from the sale of portfolio securities were $800 thousand and $27.0 million during the three and six month periods ended June 30, 2021, respectively. Gross gains of $499 thousand and $905 thousand along with gross losses of $491 thousand and $521 thousand were realized on these sales during the three and six month periods ended June 30, 2021, respectively. Realized gains on equity securities of $24 thousand and $136 thousand were recognized in the income statement during the three and six month periods as of June 30, 2021, respectively.

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2022
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$752	$750
One to five years	15,558	15,606
Five to ten years	154,732	139,750
Beyond ten years	633,559	535,631
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	763,226	669,945
Total	$1,567,827	$1,361,682

The following table summarizes the available for sale investment securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
June 30, 2022

U.S. Treasury and U.S. government sponsored entities	$71,491	$(9,691)	$27,682	$(3,839)	$99,173	$(13,530)
State and political subdivisions	507,354	(95,392)	14,938	(4,715)	522,292	(100,107)
Corporate bonds	3,269	(86)	638	(100)	3,907	(186)
Mortgage-backed securities - residential	497,183	(70,416)	114,385	(20,247)	611,568	(90,663)
Collateralized mortgage obligations - residential	50,712	(2,388)	0	0	50,712	(2,388)
Small Business Administration	4,361	(266)	0	0	4,361	(266)
Total temporarily impaired	$1,134,370	$(178,239)	$157,643	$(28,901)	$1,292,013	$(207,140)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2021

U.S. Treasury and U.S. government sponsored entities	$81,236	$(1,960)	$8,271	$(378)	$89,507	$(2,338)
State and political subdivisions	103,651	(1,020)	10,020	(185)	113,671	(1,205)
Corporate bonds	418	(2)	715	(27)	1,133	(29)
Mortgage-backed securities - residential	525,792	(7,872)	55,569	(2,222)	581,361	(10,094)
Collateralized mortgage obligations - residential	7,270	(71)	0	0	7,270	(71)
Total temporarily impaired	$718,367	$(10,925)	$74,575	$(2,812)	$792,942	$(13,737)

Allowance for Credit Losses

The Company adopted ASU 2016-13 on January 1, 2021, which made improvements to the accounting for credit losses on securities available for sale. During the evaluation process, management considers the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow analysis using the effective interest rate as of the security’s purchase date. As of June 30, 2022, the Company’s security portfolio consisted of 889 securities, 795 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities and state and political subdivisions. The Company does not consider its available for sale ("AFS") securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. As of June 30, 2022 the Company has not recorded an allowance for credit losses on AFS securities.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2022	December 31, 2021
Commercial real estate
Owner occupied	$341,194	$340,369
Non-owner occupied	574,177	533,240
Farmland	176,216	177,706
Other	124,872	138,282
Commercial
Commercial and industrial	285,981	313,836
Agricultural	54,261	54,659
Residential real estate
1-4 family residential	464,489	453,635
Home equity lines of credit	129,392	127,433
Consumer
Indirect	191,871	159,006
Direct	18,049	21,121
Other	8,299	9,395
Total loans	$2,368,801	$2,328,682
Net Deferred loan costs	5,684	2,400
Allowance for credit losses	(27,454)	(29,386)
Net loans	$2,347,031	$2,301,696

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six month periods ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$15,207	$3,867	$4,702	$3,239	$27,015
(Credit) Provision for credit losses	(349)	70	197	564	482
Loans charged off	0	(46)	0	(132)	(178)
Recoveries	1	2	16	116	135
Total ending allowance balance	$14,859	$3,893	$4,915	$3,787	$27,454

Six Months Ended June 30, 2022

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$15,879	$4,949	$4,870	$3,688	$29,386
(Credit) Provision for credit losses	(1,021)	341	51	181	(448)
Loans charged off	0	(1,405)	(34)	(329)	(1,768)
Recoveries	1	8	28	247	284
Total ending allowance balance	$14,859	$3,893	$4,915	$3,787	$27,454

Three Months Ended June 30, 2021

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$8,844	$5,450	$3,961	$6,680	$24,935
(Credit) Provision for credit losses	3,435	(988)	247	(2,644)	50
Loans charged off	(20)	(38)	(99)	(345)	(502)
Recoveries	31	176	21	95	323
Total ending allowance balance	$12,290	$4,600	$4,130	$3,786	$24,806

Six Months Ended June 30, 2021

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$10,824	$5,073	$3,643	$2,604	$22,144
Impact of CECL adoption	(2,076)	429	237	3,860	2,450
(Credit) Provision for credit losses	3,531	(1,013)	336	(2,379)	475
Loans charged off	(20)	(72)	(166)	(528)	(786)
Recoveries	31	183	80	229	523
Total ending allowance balance	$12,290	$4,600	$4,130	$3,786	$24,806

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$1,038	$0	$433	$0
Non-owner occupied	3,464	0	2,511	0
Farmland	46	0	274	0
Other	47	0	60	0
Commercial
Commercial and industrial	3,957	37	7,190	54
Agricultural	67	0	40	0
Residential real estate
1-4 family residential	2,874	1,073	3,363	459
Home equity lines of credit	811	25	917	36
Consumer
Indirect	398	50	455	123
Direct	200	20	227	53
Other	0	0	0	0
Total loans	$12,902	$1,205	$15,470	$725

The following tables present the aging of the recorded investment in past due loans as of June 30, 2022 and December 31, 2021 by class of loans. Note that loans on a modification to defer payments under the CARES Act are included in loans not past due for the period ending December 31, 2021. There were no loans on deferred payments at June 30, 2022.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2022
Commercial real estate
Owner occupied	$500	$0	$1,038	$1,538	$339,277	$340,815
Non-owner occupied	47	384	3,464	3,895	569,596	573,491
Farmland	0	0	46	46	175,865	175,911
Other	0	0	47	47	124,567	124,614
Commercial
Commercial and industrial	492	80	3,994	4,566	281,703	286,269
Agricultural	432	0	67	499	54,056	54,555
Residential real estate
1-4 family residential	3,944	1,224	3,947	9,115	454,651	463,766
Home equity lines of credit	179	9	836	1,024	128,395	129,419
Consumer
Indirect	887	169	448	1,504	197,739	199,243
Direct	235	30	220	485	17,618	18,103
Other	104	0	0	104	8,195	8,299
Total loans	$6,820	$1,896	$14,107	$22,823	$2,351,662	$2,374,485

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2021
Commercial real estate
Owner occupied	$70	$591	$433	$1,094	$338,880	$339,974
Non-owner occupied	394	311	2,511	3,216	529,490	532,706
Farmland	0	0	274	274	177,143	177,417
Other	56	0	60	116	137,878	137,994
Commercial
Commercial and industrial	256	100	7,244	7,600	304,932	312,532
Agricultural	100	28	40	168	54,706	54,874
Residential real estate
1-4 family residential	4,452	1,077	3,822	9,351	443,441	452,792
Home equity lines of credit	80	12	953	1,045	126,405	127,450
Consumer
Indirect	795	275	578	1,648	163,112	164,760
Direct	203	91	280	574	20,614	21,188
Other	0	0	0	0	9,395	9,395
Total loans	$6,406	$2,485	$16,195	$25,086	$2,305,996	$2,331,082

Troubled Debt Restructurings

Total troubled debt restructurings were $3.6 million and $3.9 million at June 30, 2022, and December 31, 2021, respectively. The Company has allocated $126 thousand and $109 thousand of specific reserves to loans whose terms have been modified in troubled debt restructurings at June 30, 2022, and December 31, 2021, respectively. There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at June 30, 2022, and at December 31, 2021.

During the three and six month periods ended June 30, 2022 and 2021, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal, interest and/or escrow; or a legal concession. During the three month period ended June 30, 2022, the terms of such loans included a reduction of the stated interest rate of the loans of 3.325% and an extension of maturity date in the range of 63 to 183 months. During the same three month period in 2021, the terms of such loans included an extension of the maturity date in the range of 120 to 361 months. During the six month period ended June 30, 2022, the terms of such loans included a reduction of the stated interest rate of the loans in the range from 3.325% and 3.345% and an extension of the maturity date in the range of 63 to 183 months. During the same six month period in 2021, the terms of such loans included a reduction of the stated interest rate of the loan of 4.075% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 22 days to 361 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2022 and 2021:

		Pre- Modification	Post- Modification
Three Months Ended June 30, 2022	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Commercial real estate
Non-owner occupied	1	$140	$140
Residential real estate
1-4 family residential	3	142	145
Consumer
Indirect	3	20	20
Total loans	7	$302	$305

		Pre- Modification	Post- Modification
Six Months Ended June 30, 2022	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Commercial real estate
Non-owner occupied	1	$140	$140
Residential real estate
1-4 family residential	4	192	197
Home equity lines of credit	1	14	14
Consumer
Indirect	4	34	34
Direct	0	0	0
Total loans	10	$380	$385

		Pre- Modification	Post- Modification
Three Months Ended June 30, 2021	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Residential real estate
1-4 family residential	2	$48	$48
Consumer
Indirect	7	60	60
Total loans	9	$108	$108

		Pre- Modification	Post- Modification
Six Months Ended June 30, 2021	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Commercial	1	$21	$21
Residential real estate
1-4 family residential	8	325	326
Home equity lines of credit	4	100	102
Consumer
Indirect	17	121	121
Other	1	15	15
Total loans	31	$582	$585

There were no charge offs and no increase to the provision for credit losses during the three and six month periods ended June 30, 2022, respectively, as a result of the outstanding troubled debt restructurings. There were $106 thousand and $126 thousand in charge offs and a $105 thousand and $125 thousand increase to the provision for credit losses during the three and six month periods ended June 30, 2021, respectively, as a result of outstanding troubled debt restructurings.

There were two residential real estate loans for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three and six month periods ended June 30, 2022. The loans were past due at June 30, 2022. There was no provision recorded as a result of the defaults during 2022. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were two commercial loans, one residential loan, and one indirect loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three and six month periods ended June 30, 2021. There were two commercial loans past due at June 30, 2021. There was no provision recorded as a result of the defaults during 2021.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The Company offered three month deferrals upon request by the borrowers. For those borrowers in industries that were greatly impacted by COVID-19, additional deferrals were considered and granted beyond the initial three month period throughout 2021. The range of deferred months for subsequent requests were three to twelve months. The decline in deferred loans and balances was due to borrowers not requesting additional deferments and most continued to pay under the original terms of their loan. As of June 30, 2022 there are no longer borrowers on deferment due to COVID-19 related issues.

Farmers is also a preferred U.S. Small Business Administration (“SBA”) lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the Paycheck Protection Program (“PPP”) under the CARES Act, so they could obtain SBA approval and receive funding as quickly as possible. During the period of the PPP program, the Company facilitated PPP assistance to 2,134 business customers totaling $256.4 million. The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020. The SBA has up to ninety days to review an application for PPP forgiveness and provide a decision at the end of that review. Once forgiveness of the PPP loan has been communicated and payment is received from the SBA, the Company will record the cash received from the SBA, pay-off the loans based on the amount of forgiveness provided and accelerate the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that are forgiven. As of June 30, 2022, the Company has received life to date payments from the SBA for forgiveness of loans totaling $256.3 million, or approximately 99.98% of the PPP loans originated in 2020. The Company processed $107.9 million in new loans for PPP loan funding during 2021. The Company has also received payments from the SBA for forgiveness of loans totaling $105.4 million, or approximately 97.72%, of the PPP loans originated in 2021.

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

As of June 30, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
June 30, 2022
Commercial real estate
Owner occupied	$334,589	$1,279	$4,947	$340,815
Non-owner occupied	541,462	12,769	19,260	573,491
Farmland	173,341	2,131	439	175,911
Other	124,250	0	364	124,614
Commercial
Commercial and industrial	279,870	882	5,517	286,269
Agricultural	53,945	501	109	54,555
Total loans	$1,507,457	$17,562	$30,636	$1,555,655

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2021
Commercial real estate
Owner occupied	$330,754	$5,006	$4,214	$339,974
Non-owner occupied	495,170	19,366	18,170	532,706
Farmland	174,580	2,160	677	177,417
Other	137,063	784	147	137,994
Commercial
Commercial and industrial	301,879	1,190	9,463	312,532
Agricultural	54,394	397	83	54,874
Total loans	$1,493,840	$28,903	$32,754	$1,555,497

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. In the 1-4 family residential real estate portfolio at June 30, 2022, other real estate owned and foreclosure properties were $0 and $33 thousand, respectively. At December 31, 2021, other real estate owned and foreclosure properties were $0 and $93 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2022 and December 31, 2021. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
June 30, 2022
Performing	$459,819	$128,583	$198,795	$17,883	$8,299
Nonperforming	3,947	836	448	220	0
Total loans	$463,766	$129,419	$199,243	$18,103	$8,299

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2021
Performing	$448,970	$126,497	$164,182	$20,908	$9,395
Nonperforming	3,822	953	578	280	6
Total loans	$452,792	$127,450	$164,760	$21,188	$9,401

The following table presents total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
As of June 30, 2022	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial real estate
Risk Rating
Pass	$112,301	$173,000	$136,064	$157,325	$108,160	$298,149	$15,302	$1,000,301
Special mention	0	768	0	5,379	909	6,480	512	14,048
Substandard	0	0	438	2,496	0	20,994	643	24,571
Total commercial real estate loans	$112,301	$173,768	$136,502	$165,200	$109,069	$325,623	$16,457	$1,038,920

Commercial and industrial
Risk Rating
Pass	$59,270	$55,273	$41,450	$21,105	$17,388	$17,983	$67,401	$279,870
Special mention	0	343	0	118	0	2	419	882
Substandard	6	1,868	704	291	225	1,558	865	5,517
Total commercial loans	$59,276	$57,484	$42,154	$21,514	$17,613	$19,543	$68,685	$286,269

Agricultural
Risk Rating
Pass	$19,261	$41,041	$47,460	$25,504	$26,016	$49,030	$18,974	$227,286
Special mention	0	0	222	29	0	2,031	350	2,632
Substandard	0	368	36	54	10	50	30	548
Total agricultural loans	$19,261	$41,409	$47,718	$25,587	$26,026	$51,111	$19,354	$230,466

Residential real estate
Risk Rating
Pass	$45,241	$107,505	$81,495	$34,747	$25,755	$155,938	$3,730	$454,411
Special mention	0	0	72	124	79	133	0	408
Substandard	0	44	143	128	62	8,570	0	8,947
Total residential real estate loans	$45,241	$107,549	$81,710	$34,999	$25,896	$164,641	$3,730	$463,766

Home equity lines of credit
Risk Rating
Pass	$0	$0	$29	$0	$18	$1,839	$125,563	$127,449
Special mention	0	0	0	0	0	0	48	48
Substandard	0	13	85	50	64	1,593	117	1,922
Total home equity lines of credit	$0	$13	$114	$50	$82	$3,432	$125,728	$129,419

Consumer
Risk Rating
Pass	$66,912	$54,507	$38,378	$27,197	$15,059	$15,076	$7,487	$224,616
Substandard	21	109	288	213	90	308	0	1,029
Total consumer loans	$66,933	$54,616	$38,666	$27,410	$15,149	$15,384	$7,487	$225,645

Purchased Loans

As a result of the Cortland Merger, the Company acquired $478.2 million in loans, excluding $4.0 million of loans held for sale.

Under ASU Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2021, the Company acquired PCD loans with a fair value of $34.3 million, credit discount of $1.3 million and a noncredit discount of $1.1 million. The outstanding balance at June 30, 2022 and related allowance on these loans is as follows:

	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$1,777	$26
Non-owner Occupied	19,763	551
Other	257	18
	21,797	595
Commercial
Commercial and industrial	1,668	105
Residential real estate
1-4 family residential	494	3

Total	$23,959	$703

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and six months ended June 30, 2022 and 2021.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended June 30, 2022
Service charges on deposit accounts	$0	$1,139	$1,139
Debit card and EFT fees	0	1,528	1,528
Trust fees	2,376	0	2,376
Insurance agency commissions	0	1,086	1,086
Retirement plan consulting fees	323	0	323
Investment commissions	0	557	557
Other (outside the scope of ASC 606)	0	2,468	2,468
Total noninterest income	$2,699	$6,778	$9,477

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended June 30, 2021
Service charges on deposit accounts	$0	$790	$790
Debit card and EFT fees	0	1,322	1,322
Trust fees	2,358	0	2,358
Insurance agency commissions	0	948	948
Retirement plan consulting fees	389	0	389
Investment commissions	0	523	523
Other (outside the scope of ASC 606)	0	3,178	3,178
Total noninterest income	$2,747	$6,761	$9,508

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Six Months Ended June 30, 2022
Service charges on deposit accounts	$0	$2,284	$2,284
Debit card and EFT fees	0	2,944	2,944
Trust fees	4,895	0	4,895
Insurance agency commissions	0	2,133	2,133
Retirement plan consulting fees	720	0	720
Investment commissions	0	1,251	1,251
Other (outside the scope of ASC 606)	8,375	4,573	12,948
Total noninterest income	$13,990	$13,185	$27,175

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Six Months Ended June 30, 2021
Service charges on deposit accounts	$0	$1,598	$1,598
Debit card and EFT fees	0	2,493	2,493
Trust fees	4,594	0	4,594
Insurance agency commissions	0	1,951	1,951
Retirement plan consulting fees	709	0	709
Investment commissions	0	1,027	1,027
Other (outside the scope of ASC 606)	0	7,268	7,268
Total noninterest income	$5,303	$14,337	$19,640

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

Other – Income items included in “Other” are Bank owned life insurance income, security gains, net gains on the sale of loans and other operating income. There is also a one-time legal settlement of $8.4 million for the six month period ended June 30, 2022. Any amounts within the scope of ASC 606 are deemed immaterial.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and values securities using exit pricing requirements. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with exit pricing, are determined by quoted market prices in active markets, if available (Level 1). The equity securities change in fair market value is recorded in the income statements. For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any, market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the period ended June 30, 2022 and for the year ended December 31, 2021, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2022 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$99,173	$0	$99,173	$0
State and political subdivisions	588,357	0	588,357	0
Corporate bonds	4,207	0	4,207	0
Mortgage-backed securities-residential	613,308	0	613,306	2
Collateralized mortgage obligations	52,276	0	52,276	0
Small Business Administration	4,361	0	4,361	0
Equity securities
Equity securities at fair value	191	191	0	0
Other investments measured at net asset value	15,185	n/a	n/a	n/a
Total investment securities	$1,377,058	$191	$1,361,680	$2
Interest rate swaps	$3,131	$0	$3,131	$0
Financial Liabilities
Interest rate swaps	$3,131	$0	$3,131	$0
Mortgage banking derivative - liability	$5	$0	$5	$0

		Fair Value Measurements at December 31, 2021 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$90,831	$0	$90,831	$0
State and political subdivisions	658,815	0	658,815	0
Corporate bonds	4,030	0	4,030	0
Mortgage-backed securities-residential	655,186	0	655,183	3
Collateralized mortgage obligations	13,385	0	13,385	0
Small Business Administration	5,430	0	5,430	0
Equity securities
Equity securities at fair value	228	228	0	0
Other investments measured at net asset value	14,721	n/a	n/a	n/a
Total investment securities	$1,442,626	$228	$1,427,674	$3
Interest rate swaps	$4,261	$0	$4,261	$0
Financial Liabilities
Interest rate swaps	$4,261	$0	$4,261	$0

There were no significant transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2022 and 2021.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended June 30,		Six Months ended June 30,
(In Thousands of Dollars)	2022	2021	2022	2021
Beginning Balance	$2	$4	$3	$4
Transfers from level 2	0	0	0	0
Repayments, calls and maturities	0	(1)	(1)	(1)
Ending Balance	$2	$3	$2	$3

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2022 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$906	$0	$0	$906
1–4 family residential	35	0	0	35

		Fair Value Measurements at December 31, 2021 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial	$1,654	$0	$0	$1,654
1–4 family residential	82	0	0	82

Collateral dependent loans were individually evaluated under ASC 326 for the periods ending June 30, 2022 and December 31, 2021. Collateral dependent loans had a principal balance of $1.5 million with a valuation allowance of $590 thousand at June 30, 2022. Collateral dependent loans had a principal balance of $3.2 million with a valuation allowance of $1.5 million at December 31, 2021. Excluded from the above tables at June 30, 2022 and December 31, 2021, are $842 thousand and $792 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended June 30, 2022 and December 31, 2021:

June 30, 2022	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial real estate	$906	Sales Comparison	Adjustment for differences between comparable sales	(6.13%) - 17.37% .20%
Residential	35	Sales comparison	Adjustment for differences between comparable sales	(13.77%) - (5.68%) (13.77%)

December 31, 2021	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial	$1,654	Sales comparison	Adjustment for differences between comparable sales	(40.24%) - 56.83% (12.43%)
Residential	82	Sales comparison	Adjustment for differences between comparable sales	(3.84%) - 3.22% (0.12%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements at June 30, 2022 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$65,458	$21,101	$44,357	$0	$65,458
Regulatory stock	19,075	n/a	n/a	n/a	n/a
Loans held for sale	2,714	0	2,714	0	2,714
Loans, net	2,347,031	0	0	2,338,033	2,338,033
Financial liabilities
Deposits	3,625,538	3,228,120	383,381	0	3,611,501
Short-term borrowings	50,000	0	50,000	0	50,000
Long-term borrowings	87,985	0	80,153	0	80,153

		Fair Value Measurements at December 31, 2021 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$112,790	$29,150	$83,640	$0	$112,790
Regulatory stock	15,510	n/a	n/a	n/a	n/a
Loans held for sale	4,545	0	4,681	0	4,681
Loans, net	2,301,696	0	0	2,285,554	2,285,554
Financial liabilities
Deposits	3,547,235	3,158,967	384,263	0	3,543,230
Long-term borrowings	87,758	0	92,433	0	92,433

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

Goodwill and Intangible Assets:

Goodwill associated with the Company’s acquisition of Cortland in November 2021 and other past acquisitions totaled $94.2 million at June 30, 2022 and December 31, 2021. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting units is determined using a combination of a discounted cash flow method and a guideline public company method. Results of the assessment indicated no goodwill impairment as of September 30, 2021. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	June 30, 2022		December 31, 2021
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,716)	$7,210	$(6,641)
Non-compete contracts	430	(395)	430	(392)
Trade name	520	(373)	520	(356)
Core deposit intangible	12,866	(6,015)	12,866	(5,271)
Total	$21,026	$(13,499)	$21,026	$(12,660)

Aggregate amortization expense was $419 thousand and $839 thousand for the three and six month periods ended June 30, 2022. Amortization expense was $316 thousand and $632 thousand for the three and six month periods ended June 30, 2021.

Estimated amortization expense for each of the next five periods and thereafter:

2022 (6 months)	$831
2023	1,198
2024	894
2025	833
2026	741
Thereafter	3,030
Total	$7,527

Leases:

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of up to 18 years, some of which include options to extend the lease for up to 15 years and some of which include options to terminate the lease in 1.5 years.

The right of use asset and lease liability were $6.1 million and $6.4 million as of June 30, 2022 and $6.4 million and $6.6 million at December 31, 2021.

Lease payments made for the three and six month periods ended June 30, 2022, were $217 thousand and $454 thousand, while lease payments made for the three and six month periods ended June 30, 2021, were $201 thousand and $403 thousand, respectively. Interest expense and amortization expense on finance leases for the three month period ended June 30, 2022, was $37 thousand and $166 thousand, and $76 thousand and $332 thousand for the six month period ended June 30, 2022. Interest expense and amortization expense on finance leases for the three month period ended June 30, 2021, was $36 thousand and $121 thousand, and $72 thousand and $242 thousand for the six month period ended June 30, 2021. The average remaining lease term for all leases was 5.92 years as of June 30, 2022 and the weighted-average discount rate was 2.46%.

Maturities of lease liabilities are as follows as of June 30, 2022:

2022 (6 months)	$413
2023	831
2024	662
2025	620
2026	586
Thereafter	4,245
Total Payments	7,357
Less: Imputed Interest	(1,002)
Total	$6,355

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $73.9 million and fair value of $3.1 million in other assets and $3.1 million in other liabilities at June 30, 2022. At December 31, 2021 the Company had interest rate swaps associated with commercial loans with and a notional value of $86.1 million and fair value of $4.0 million in other assets and $4.0 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the period ended June 30, 2022 or December 31, 2021.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. Effective May 2022, the Company began the practice of entering into forward commitments for the future delivery of residential mortgage loans when the interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge instruments. The Company had approximately $10.3 million of interest rate lock commitments at June 30, 2022 and $25.7 million of interest rate lock commitments at December 31, 2021. There were $9.0 million of forward sales of mortgage backed securities and $1.0 million of forward commitments for the future delivery of residential mortgage loans at June 30, 2022.

The net gains and losses on derivative instruments not designated as hedging instruments are included in mortgage banking income. For the three and six month periods ended June 30, 2022, gains of $34,000 and losses of $252,000, respectively, were included in mortgage banking income for the interest rate lock commitments. For the fiscal year ended December 31, 2021, gains of $423,000 were included in mortgage banking income for the interest rate lock commitments. Gains of $23,000 were included in mortgage banking income for both the three and six month periods ended June 30, 2022 for the forward sales of mortgage backed securities.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic EPS
Net income (In thousands of dollars)	$15,951	$15,575	$31,795	$30,131
Weighted average shares outstanding	33,850,449	28,244,884	33,835,550	28,230,409
Basic earnings per share	$0.47	$0.55	$0.94	$1.07

Diluted EPS
Net income (In thousands of dollars)	$15,951	$15,575	$31,795	$30,131
Weighted average shares outstanding for basic earnings per share	33,850,449	28,244,884	33,835,550	28,230,409
Dilutive effect of restricted stock awards	72,395	107,908	91,796	105,736
Weighted average shares for diluted earnings per share	33,922,844	28,352,792	33,927,346	28,336,145
Diluted earnings per share	$0.47	$0.55	$0.94	$1.06

There were 188,626 and 158,492 restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2022, respectively. There were 15,500 and 86,811 restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2021, respectively.

Stock Based Compensation:

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and most importantly to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan has replaced the 2017 Plan. There were 26,000 service time based share awards granted under the 2022 Plan, and 75,768 service time based share awards and 56,724 performance based share awards granted under the 2017 Plan during the six month period ended June 30, 2022, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2024. As of June 30, 2022, 974,000 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $438 thousand and $803 thousand for the three and six month periods ended June 30, 2022, respectively. During the prior periods, the expense recognized was $257 thousand and $587 thousand for the three and six month periods ended June 30, 2021, respectively. As of June 30, 2022, there was $3.7 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.7 years.

The following is the activity under the Plans during the six month period ended June 30, 2022.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	99,564	$16.13	158,988	$14.40
Granted	101,768	17.05	56,724	17.25
Vested	(20,771)	16.81	(65,481)	17.48
Forfeited	0	0.00	(12,862)	14.74
Ending balance - non-vested shares	180,561	$16.92	137,369	$15.85

The following is the activity under the Plans during the six month period ended June 30, 2021.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	67,765	$14.32	153,070	$14.46
Granted	34,562	15.47	52,249	14.09
Vested	(23,581)	14.22	(52,327)	14.34
Forfeited	(2,000)	13.55	0	0
Ending balance - non-vested shares	76,746	$14.89	152,992	$14.37

The 86,252 shares that vested during the six month period ended June 30, 2022 had a weighted average fair value of $17.32 per share.

Other Comprehensive Income (Loss):

The following tables represent the details of other comprehensive income (loss) for the three and six month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(105,497)	$22,154	$(83,343)
Reclassification adjustment for losses included in net income (1)	31	(6)	25
Net unrealized losses on available-for-sale securities	$(105,466)	$22,148	$(83,318)
Change in funded status of post-retirement health plan	(2)	0	(2)
Net other comprehensive (loss)	$(105,468)	$22,148	$(83,320)

	Three Months Ended June 30, 2021
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$8,698	$(1,825)	$6,873
Reclassification adjustment for gains included in net income (1)	(1)	0	(1)
Net other comprehensive gain	$8,697	$(1,825)	$6,872

	Six Months Ended June 30, 2022
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(217,894)	$45,758	$(172,136)
Reclassification adjustment for losses included in net income (1)	31	(7)	24
Net unrealized losses on available-for-sale securities	$(217,863)	$45,751	$(172,112)
Change in funded status of post-retirement health plan	(3)	0	(3)
Net other comprehensive (loss)	$(217,866)	$45,751	$(172,115)

	Six Months Ended June 30, 2021
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding (losses) on available-for-sale securities during the period	$(6,236)	$1,311	$(4,925)
Reclassification adjustment for gains included in net income (1)	(384)	81	(303)
Net other comprehensive (loss)	$(6,620)	$1,392	$(5,228)

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of June 30, 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at June 30, 2022 and December 31, 2021:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Common equity tier 1 capital ratio
Consolidated	$384,772	13.30%	$130,199	4.5%	N/A	N/A
Bank	342,786	11.88%	129,843	4.5%	187,551	6.5%
Total risk based capital ratio
Consolidated	505,226	17.46%	231,465	8.0%	N/A	N/A
Bank	370,240	12.83%	230,832	8.0%	288,540	10.0%
Tier 1 risk based capital ratio
Consolidated	402,772	13.92%	173,599	6.0%	N/A	N/A
Bank	342,786	11.88%	173,124	6.0%	230,832	8.0%
Tier 1 leverage ratio
Consolidated	402,772	9.56%	168,600	4.0%	N/A	N/A
Bank	342,786	8.17%	167,728	4.0%	209,660	5.0%

December 31, 2021
Common equity tier 1 capital ratio
Consolidated	$362,950	13.16%	$124,066	4.5%	N/A	N/A
Bank	345,065	12.55%	123,712	4.5%	$178,695	6.5%
Total risk based capital ratio
Consolidated	485,336	17.60%	220,562	8.0%	N/A	N/A
Bank	374,451	13.62%	219,933	8.0%	274,916	10.0%
Tier 1 risk based capital ratio
Consolidated	380,950	13.82%	165,422	6.0%	N/A	N/A
Bank	345,065	12.55%	164,950	6.0%	219,933	8.0%
Tier 1 leverage ratio
Consolidated	380,950	10.12%	150,629	4.0%	N/A	N/A
Bank	345,065	9.19%	150,217	4.0%	187,772	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
June 30, 2022
Goodwill and other intangibles	$5,777	$100,253	$(4,263)	$101,767
Total assets	$20,631	$4,096,146	$(2,413)	$4,114,364

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2021
Goodwill and other intangibles	$5,814	$101,055	$(4,263)	$102,606
Total assets	$14,365	$4,124,530	$3,854	$4,142,749

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2022
Net interest income	$38	$32,486	$(813)	$31,711
Provision for credit losses and unfunded loans	0	616	0	616
Service fees, security gains and other noninterest income	4,839	4,606	32	9,477
Noninterest expense	3,614	16,174	494	20,282
Amortization and depreciation expense	28	1,038	113	1,179
Income before taxes	1,235	19,264	(1,388)	19,111
Income taxes	258	3,266	(364)	3,160
Net income	$977	$15,998	$(1,024)	$15,951

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2021
Net interest income	$32	$26,509	$(51)	$26,490
Provision for credit losses and unfunded loans	0	50	0	50
Service fees, security gains and other noninterest income	2,798	6,775	(65)	9,508
Noninterest expense	1,536	14,910	(179)	16,267
Amortization and depreciation expense	63	672	68	803
Income before taxes	1,231	17,652	(5)	18,878
Income taxes	259	3,122	(78)	3,303
Net income	$972	$14,530	$73	$15,575

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2022
Net interest income	$72	$64,479	$(1,598)	$62,953
Provision for credit losses and unfunded loans	0	258	0	258
Service fees, security gains and other noninterest income	14,037	13,347	(209)	27,175
Noninterest expense	5,383	43,616	577	49,576
Amortization and depreciation expense	56	2,058	227	2,341
Income before taxes	8,670	31,894	(2,611)	37,953
Income taxes	1,820	5,000	(662)	6,158
Net income	$6,850	$26,894	$(1,949)	$31,795

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2021
Net interest income	$63	$51,799	$(105)	$51,757
Provision for credit losses and unfunded loans	0	475	0	475
Service fees, security gains and other noninterest income	5,401	14,289	(50)	19,640
Noninterest expense	3,092	30,091	(397)	32,786
Amortization and depreciation expense	127	1,338	136	1,601
Income before taxes	2,245	34,184	106	36,535
Income taxes	471	6,069	(136)	6,404
Net income	$1,774	$28,115	$242	$30,131

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") at June 30, 2022 of $50 million. The interest rate on these borrowings was 1.56% at June 30, 2022. The Bank had no short-term advances from the FHLB at December 31, 2021.

The Bank has access to lines of credit amounting to $35 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the lending banks and are generally subject to withdrawal at their discretion. There were no borrowings under these lines at June 30, 2022 or at December 31, 2021.

Farmers has two unsecured revolving lines of credit for $6.5 million. These lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. There were no outstanding balances on either of these two lines at June 30, 2022 or at December 31, 2021, respectively.

Long-term borrowings:

There were no long-term advances from the FHLB at June 30, 2022 or at December 31, 2021.

The Bank’s long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.3 billion and $1.2 billion at June 30, 2022 and December 31, 2021, respectively. Based on this collateral, the Bank is eligible to borrow an additional $645.2 million at June 30, 2022.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month LIBOR rate. The rate at June 30, 2022 was 3.28% and at December 31, 2021 was 1.65%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month LIBOR rate. The rate at June 30, 2022 was 3.63% and at December 31, 2021 was 1.90%.

In 2015, the Company completed its acquisition of National Bancshares Corporation (“NBOH”), which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by NBOH. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month LIBOR rate. The rate at June 30, 2022 was 3.53% and at December 31, 2021 was 2.00%.

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

	June 30, 2022	December 31, 2021
	Amount	Amount
TSEO Statutory Trust I	$2,448	$2,424
Maple Leaf Financial Statutory Trust II	7,406	7,293
Cortland Statutory Trust I	4,299	4,271
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$14,153	$13,988

Subordinated debentures	$73,832	$73,770

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

Overview

The Company’s results of operations for the quarter ended June 30, 2022 are discussed below. However, the Company’s past results of operations may not reflect its future operating trends.

The Company’s net income for the three months ended June 30, 2022, was $16.0 million, or $0.47 per diluted share, which compares to $15.6 million, or $0.55 per diluted share, for the three months ended June 30, 2021. Net income improved as a result of the earnings stream from the Cortland acquisition, but diluted earnings per share are actually lower due to the increased share count outstanding as well as lower income associated with PPP loans and lower gains on the sale of loans. Annualized return on average assets and annualized return on average equity were 1.54% and 17.97%, respectively, for the three month period ended June 30, 2022, compared to 1.90% and 17.17% for the same three month period in 2021.

Net income for the six months ended June 30, 2022 was $31.8 million, or $0.94 per diluted share, compared to $30.1 million, or $1.06 per diluted share, for the same six month period in 2021. The increase in net income but decline in diluted earnings per share for the year-over-year comparison is due to the same reasons discussed above. The annualized return on average assets and annualized return on average equity were 1.53% and 15.67%, respectively, for the six month period ended June 30, 2022, compared to 1.89% and 17.15% for the same six month period in 2021.

On March 23, 2022, Farmers entered into an agreement and plan of merger with Emclaire Financial Corp. (NASDAQ: EMCF), a Pennsylvania corporation (“Emclaire”), the parent company of The Farmers National Bank of Emlenton (“Emlenton”). The transaction has received the approval of Emclaire's shareholders and is awaiting the customary regulatory approvals. The transaction is expected to close during the second half of 2022. The transaction will mark the Company’s expansion into Pennsylvania including the Pittsburgh market. Emclaire operates 19 branches in ten counties throughout western Pennsylvania. As of June 30, 2022, Emclaire had total assets of $1.0 billion, gross loans of $810.7 million, deposits of $937.6 million and equity of $80.2 million.

Total loans were $2.37 billion at June 30, 2022 compared to $2.33 billion at December 31, 2021. The quarter exhibited broad based strength as the Company saw growth across every loan category exclusive of PPP loans. At June 30, 2022, the Company has $2.5 million of PPP loans before deferred fees still to be forgiven, and $72 thousand in net deferred fees associated with these loans yet to be recognized into income.

Non-performing assets to total assets remain at a low level, currently at 0.34%. Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $8.7 million, or 0.37% of total loans, at June 30, 2022. Net charge-offs for the current quarter were $42 thousand, compared to $179 thousand in the same quarter in 2021 and net charge-offs as a percentage of average net loans outstanding is only 0.01% for the quarter ended June 30, 2022, compared to 0.04% in the same quarter in 2021.

The Company recorded a provision for credit losses and unfunded commitments of $616 thousand for the second quarter of 2022 compared to $50 thousand for the second quarter of 2021. The current quarter's growth in loans was the primary reason for the increase in the provision expense. Net charge-offs as a percentage of average net loans was 1 basis point for the quarter ended June 30, 2022, compared to 4 basis points for the second quarter of 2021.

The net interest margin for the three months ended June 30, 2022, was 3.25%, a 27 basis point decrease from the quarter ended June 30, 2021. In comparing the second quarter of 2022 to the same period in 2021, asset yields decreased 29 basis points, while the cost of interest-bearing liabilities decreased 1 basis point. Most of the decrease in the asset yields was the result of deploying liquidity, in excess of loan growth, into lower yielding investment securities in the absence of loan growth and a decrease in PPP income compared to the same quarter a year ago.

The net interest margin for the six months ended June 30, 2022, was 3.25%, a 28 basis point decrease from the six months ended June 30, 2021. In comparing the six month period ended June 30, 2022 to the same six month period in 2021, asset yields decreased 35 basis points, while the cost of interest-bearing liabilities decreased 10 basis points.

Results of Operations. The following is a comparison of selected financial ratios and other results at or for the three and six month periods ended June 30, 2022 and 2021:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In Thousands, except Per Share Data)	2022	2021	2022	2021
Total assets	$4,114,364	$3,260,058	$4,114,364	$3,260,058
Net income	$15,951	$15,575	$31,795	$30,131
Diluted earnings per share	$0.47	$0.55	$0.94	$1.07
Return on average assets (annualized)	1.54%	1.90%	1.53%	1.89%
Return on average equity (annualized)	17.97%	17.17%	15.67%	17.15%
Efficiency ratio (tax equivalent basis) (1)	49.95%	45.70%	55.56%	47.17%
Equity to asset ratio	7.81%	11.25%	7.81%	11.25%
Dividends to net income	33.95%	19.95%	34.07%	20.62%
Net loans to assets	57.04%	59.36%	57.04%	59.36%
Loans to deposits	65.49%	70.53%	65.49%	70.53%

(1)
The ratio is calculated by dividing noninterest expenses, less intangible amortization, by the sum of net interest income and noninterest income, less gain or loss on asset/security sales. The Company strives for a lower efficiency ratio. This efficiency ratio measure (non-GAAP) is not required by any regulatory agency but provides meaningful information to management and investors since a lower ratio indicates the Company is using their assets more effectively to generate profits.

Efficiency ratio excluding intangible amortization and (gain) loss on asset/security sales

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2022	2021	2022	2021
Net interest income, after tax	$32,583	$27,192	$64,684	$52,443
Noninterest income	9,477	9,508	27,175	19,640
Net loss (gain) on asset/security sales	60	(32)	71	(520)
Net interest income and noninterest income adjusted	42,120	36,668	91,930	71,563
Noninterest expense	21,461	17,070	51,917	34,387
Intangible amortization	419	316	839	632
Noninterest expense adjusted	$21,042	$16,754	$51,078	$33,755
Efficiency ratio excluding amortization and (gains) losses on sales	49.95%	45.70%	55.56%	47.17%

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (4)	$2,337,251	$25,792	4.41%	$2,005,151	$23,669	4.73%
Taxable securities (2)	1,100,538	5,223	1.90	512,779	2,511	1.96
Tax-exempt securities (2) (4)	474,034	3,832	3.23	340,539	2,952	3.48
Other investments	34,030	216	2.54	14,666	121	3.31
Federal funds sold and other	69,532	95	0.55	228,495	58	0.10
TOTAL EARNING ASSETS	4,015,385	35,158	3.50	3,101,630	29,311	3.79
NONEARNING ASSETS
Cash and due from banks	32,167			21,987
Premises and equipment	37,253			25,200
Allowance for loan losses	(27,178)			(25,076)
Unrealized gains (losses) on securities	(158,730)			17,597
Other assets	256,822			138,978
TOTAL ASSETS	$4,155,719			$3,280,316

INTEREST-BEARING LIABILITIES
Time deposits	$354,692	$552	0.62%	$392,663	$1,008	1.03%
Brokered time deposits	45,767	49	0.43	15,429	29	0.75
Savings deposits	837,726	141	0.07	516,428	165	0.13
Demand deposits	1,430,273	909	0.25	1,226,894	627	0.20
Short term borrowings	42,527	97	0.91	4,674	3	0.26
Long term borrowings	87,914	827	3.76	74,496	287	1.55
TOTAL INTEREST-BEARING LIABILITIES	2,798,899	2,575	0.37	2,230,584	2,119	0.38

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	972,174			666,053
Other liabilities	29,665			19,926
Stockholders' equity	354,981			363,753
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,155,719			$3,280,316
Net interest income and interest rate spread		$32,583	3.13%		$27,192	3.41%
Net interest margin			3.25%			3.52%

(1) Rates are calculated on an annualized basis.

(2) Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(3) Interest on loans includes fee income of $1.4 million and $2.9 million for 2022 and 2021, respectively, and is reduced by amortization of $787 thousand and $672 thousand for 2022 and 2021, respectively.

(4) For 2022, adjustments of $78 thousand and $794 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2021, adjustments of $92 thousand and $610 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (4)	$2,326,392	$51,438	4.42%	$2,029,901	$47,569	4.73%
Taxable securities (2)	1,054,506	9,810	1.86	421,847	4,230	2.02
Tax-exempt securities (2) (4)	467,947	7,559	3.23	311,453	5,565	3.60
Other investments	32,584	346	2.12	14,753	242	3.31
Federal funds sold and other	93,591	143	0.31	257,746	129	0.10
TOTAL EARNING ASSETS	3,975,020	69,296	3.49	3,035,700	57,735	3.84
NONEARNING ASSETS
Cash and due from banks	30,479			21,136
Premises and equipment	37,412			25,385
Allowance for loan losses	(28,088)			(25,205)
Unrealized gains (losses) on securities	(88,591)			21,051
Other assets	240,873			140,305
TOTAL ASSETS	$4,167,105			$3,218,372

INTEREST-BEARING LIABILITIES
Time deposits	$366,617	$1,196	0.65%	$416,429	$2,263	1.10%
Brokered time deposits	30,745	64	0.42	23,669	75	0.64
Savings deposits	840,533	308	0.07	506,188	358	0.14
Demand deposits	1,420,957	1,327	0.19	1,155,642	1,359	0.24
Short term borrowings	22,486	98	0.87	3,735	7	0.38
Long term borrowings	87,856	1,619	3.69	75,248	580	1.55
TOTAL INTEREST-BEARING LIABILITIES	2,769,194	4,612	0.33	2,180,911	4,642	0.43

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	964,380			661,550
Other liabilities	27,842			21,577
Stockholders' equity	405,689			254,334
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,167,105			$3,118,372
Net interest income and interest rate spread		$64,684	3.16%		$53,093	3.41%
Net interest margin			3.25%			3.53%

(1) Rates are calculated on an annualized basis.

(2) Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(3) Interest on loans includes fee income of $2.9 million and $5.7 million for 2022 and 2021, respectively, and is reduced by amortization of $1.4 million for both 2022 and 2021.

(4) For 2022, adjustments of $162 thousand and $1.6 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2021, adjustments of $187 thousand and $1.1 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income. Net interest income for the three month period ended June 30, 2022, was $31.7 million compared to $26.5 million for the same period in 2021. The increase in net interest income was driven by an increase in interest earning assets, including the acquisition of Cortland, offset by a reduction in PPP interest and fees. Interest and fees associated with PPP loans totaled $2.1 million in the second quarter of 2021 compared to $634 thousand in the second quarter of 2022. The net interest margin was 3.25% in the second quarter of 2022 compared to 3.52% for the second quarter of 2021. The decline in net interest margin in the second quarter of 2022 compared to the second quarter of 2021 was driven by the lower PPP income in 2022 compared to 2021 and a greater percentage of earning assets invested in securities rather than loans.

Net interest income for the six month period ended June 30, 2022, was $63.0 million compared to $51.8 million for the same period in 2021. The increase in net interest income was driven by many of the same factors as the second quarter increase. The net interest margin was 3.25% for the six month period ended June 30, 2022 compared to 3.53% for the same period in 2021. The decline in net interest margin for the six month period ended June 30, 2022 was also driven by many of the same factors as the second quarter decrease.

Noninterest Income. Noninterest income decreased $31 thousand, to $9.5 million for the second quarter of 2022 compared to the second quarter of 2021. Net gains on the sale of loans decreased to $365 thousand in the second quarter of 2022 compared to $2.2 million in the second quarter of 2021. This drop was caused by lower production, compressed margins and a lower saleable mix due to the increase in interest rates in 2022. Service charges on deposit accounts were $1.1 million compared to $790 thousand for the second quarter of 2021 primarily due to the acquisition of Cortland and growth. BOLI income likewise increased due to the acquisition to $405 thousand in the second quarter of 2022 from $300 thousand for the second quarter of 2021. Debit card and EFT fees increased to $1.5 million in the second quarter of 2022 compared to $1.3 million in the second quarter of 2021. The increase was due to the acquisition and increased volumes. Other noninterest income increased by $1.0 million in the second quarter of 2022 compared to the second quarter of 2021. The increase was due to Cortland and increased income related to investments in SBIC funds.

Noninterest income for the six month period ended June 30, 2022, was $27.2 million compared to $19.6 million for the same period in 2021. The increase in noninterest income for the six month period ended June 30, 2022 was primarily due to $8.4 million in legal settlement income that occurred in the first quarter of 2022.

Noninterest Expense. Total noninterest expense was $21.5 million in the second quarter of 2022 compared with $17.1 million for the second quarter ended June 30, 2021. The year-over-year increase was primarily due to the acquisition of Cortland, continued higher healthcare benefit costs and higher merger related costs in the second quarter of 2022 compared to the same quarter in 2021.

Total noninterest expense was $51.9 million for the six month period ended June 30, 2022 compared with $34.4 million for the same six month period in 2021. The increase is mostly due to the same factors as the quarterly increase, but also increased due to a $6.0 million charitable contribution to the Farmers Charitable Foundation and $2.1 million in legal expense associated with the legal settlement in the first quarter of 2022.

Income Taxes. Income tax expense totaled $3.2 million for the quarter ended June 30, 2022, and $3.3 million for the quarter ended June 30, 2021. The effective tax rate for the three month period ended June 30, 2022 and 2021 was 16.5% and 17.5%, respectively.

Income tax expense totaled $6.2 million for the six month period ended June 30, 2022, and $6.4 million for the same six month period ended June 30, 2021. The effective tax rate for the six month period ended June 30, 2022 and 2021 was 16.2% and 17.5%, respectively.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased $47.3 million during the first six months of 2022 from $112.8 million to $65.5 million. The decrease in the cash balance is part of normal fluctuations on the Company's $4.1 billion balance sheet as well as cash being used to fund growth in the Company's loans and securities.

Securities. Securities available-for-sale decreased by $66.0 million since December 31, 2021 as the gross unrealized gain of $11.7 million on available for sale securities at December 31, 2021 declined to a gross unrealized loss of $206.1 million at June 30, 2022 due to the rise in U.S. treasury rates during the first six months. The Company also purchased securities totaling $201.5 million during the six months ended June 30, 2022 offset by the proceeds from maturities, repayments and sales of securities totaling $46.9 million.

Loans. Gross loans (excluding loans held for sale) were $2.37 billion at June 30, 2022, compared to $2.33 billion at December 31, 2021. Gross loans increased $43.4 million during the first six months of 2022 as the second quarter exhibited broad based strength as the Company saw growth across every major loan category exclusive of PPP loans.

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Nonperforming loans	$14,107	$14,046	$16,195	$14,744	$13,873
Nonperforming loans as a % of total loans	0.59%	0.61%	0.69%	0.78%	0.71%
Loans delinquent 30-89 days	$8,716	$7,304	$8,891	$6,944	$7,606
Loans delinquent 30-89 days as a % of total loans	0.37%	0.32%	0.38%	0.37%	0.39%
Allowance for credit losses	$27,454	$27,015	$29,386	$23,136	$24,806
Allowance for credit losses as a % of loans	1.16%	1.17%	1.26%	1.22%	1.27%
Allowance for credit losses as a % of nonperforming loans	194.61%	192.33%	181.45%	156.92%	178.81%
Annualized net charge-offs to average net loans outstanding	0.01%	0.25%	0.06%	0.06%	0.04%
Non-performing assets	$14,107	$14,046	$16,195	$14,744	$13,903
Non-performing assets as a % of total assets	0.34%	0.33%	0.39%	0.44%	0.43%
Net charge-offs for the quarter	$42	$1,441	$313	$286	$179

Due to a decrease in a specific reserve on one loan, and a continued decline in historical loss ratios, the Company recorded a credit provision for credit losses of $448 thousand for the six month period ended June 30, 2022, compared to the $475 thousand of credit loss provision recorded in the same period of 2021. The Company also recorded a $134 thousand and $706 thousand provision for unfunded loans for the three and six month periods ended June 30, 2022, respectively. The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change. The allowance for credit losses as a percentage of the total loan portfolio was 1.16% at June 30, 2022 and 1.26% at December 31, 2021. Early stage delinquencies, which are loans 30 - 89 days delinquent, as a percentage of total loans decreased from 0.38% at December 31, 2021, to 0.37% at June 30, 2022, and non-performing loans as a percentage of total loans decreased from 0.69% at December 31, 2021, to 0.59% at June 30, 2022. The allowance for credit losses to non-performing loans increased from 181.45% at December 31, 2021, to 194.61% at June 30, 2022.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at June 30, 2022, is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased $78.3 million from December 31, 2021, to June 30, 2022, to a balance of $3.63 billion. The increase of $78.3 million since December 31, 2021 is due to seasonality in public fund balances and continued growth in business and consumer deposits. In addition, the Company added $55.0 million in brokered deposits during the first six months of 2022.

Borrowings. Total borrowing balances increased from $87.8 million at December 31, 2021 to $138.0 million at June 30, 2022, due to a $50 million FHLB advance.

Capital Resources. Total stockholders’ equity decreased $151.0 million, or 32.0%, during the six month period ended June 30, 2022. The decrease in stockholders’ equity was primarily due to an $172.1 million decline in accumulated other comprehensive income and dividends paid to shareholders offset by net income for the six month period ended June 30, 2022. The rapid increase in U.S. treasury rates has had a negative effect on the value of the Company’s available for sale securities, and in turn, the dollar amount that flows through accumulated other comprehensive income. Shareholders received $0.16 per share, per quarter, in cash dividends in the first two quarters of 2022. Book value per share decreased from $13.94 per share at December 31, 2021 to $9.45 per share at June 30, 2022.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At June 30, 2022 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 13.30%, total risk-based capital ratio stood at 17.46%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 13.92% and 9.56%, respectively, at June 30, 2022. The Company opted not to phase in, over 3 years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2021. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2022.

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

The Company evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized costs basis (impairment) is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income. Both the ACL and the charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL. The Company has recorded no ACL related to the investment portfolio as of June 30, 2022.

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

Liquidity

The Company maintains, in the opinion of management, liquidity sufficient to satisfy depositors’ requirements and meet the credit needs of customers. The Company depends on its ability to maintain its market share of deposits as well as acquiring new funds. The Company’s ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of liquidity for the Company include assets considered relatively liquid, such as federal funds sold, cash-due from banks, as well as cash flows from maturities and repayments of loans, and to a lesser extent securities.

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At June 30, 2022, this line of credit totaled $35 million of which the Bank had not borrowed against. In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. There was no balance on these lines at June 30, 2022 and December 31, 2021. Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis. As of June 30, 2022, the Bank had outstanding balances with the FHLB of $50.0 million with additional borrowing capacity of approximately $645.2 million, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds with the posting of collateral. The Bank views its membership in the FHLB as a solid source of liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $612.1 million at June 30, 2022, and $606.8 million at December 31, 2021. Additionally, the Company committed up to $17.2 million in subscriptions in Small Business Investment Company investment funds. At June 30, 2022, the Company has invested $15.4 million in these funds.

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

Changes In Interest Rate (basis points)	June 30, 2022 Result	December 31, 2021 Result	ALCO Guidelines
Net Interest Income Change
+300	2.4%	4.5%	-10.0%
+200	1.9%	3.2%	-7.5%
+100	1.1%	1.5%	-5.0%
-100	-4.5%	-4.1%	-5.0%
Net Present Value Of Equity Change
+300	0.2%	6.2%	-10.0%
+200	1.4%	7.6%	-7.5%
+100	1.5%	6.1%	-5.0%
-100	-7.2%	-12.4%	-10.0%

The results of the simulations indicate that interest rate change results fall within internal limits established by the Company at June 30, 2022. It should be noted that the change in the net present value of equity exceeded policy at December 31, 2021, when the simulation model assumed a sudden decrease in rates of 100 basis points (1%). This was primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management will continue to monitor any policy exceptions and may consider changes to the asset/liability position in the future. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. It is management’s opinion that hedging instruments currently available are not a cost effective means of controlling interest rate risk for the Company. Accordingly, the Company does not currently use financial derivatives, such as interest rate options, swaps, caps, floors or other similar instruments, but does utilize swaps to accommodate large commercial borrowers that desire longer term fixed rates and mortgage banking derivatives that are not designated as hedge instruments.

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a defendant in a matter styled Kirt Banister v. Farmers National Bank of Canfield, Case No. 2022-cv-00214, pending in the Court of Common Pleas of Mahoning County, Ohio. The complaint, purportedly brought on behalf of a class consisting of all account holders within the six years preceding the filing of the complaint who were charged more than one NSF fee per item, alleges breach of contract and breach of the duty of good faith and fair dealing and seeks damages in the form of all allegedly unauthorized NSF fees paid by the class. On July 22, 2022, the court denied the Company’s motion to dismiss the claims. The matter remains pending and Farmers intends to defend the matter vigorously. The Company is not able at this time to determine whether an adverse result in the matter is reasonably possible or the amount of such loss were it to occur.

Item 1A. Risk Factors

For a discussion of risk factors related to the Company, refer to Part 1, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

In 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions. At June 30, 2022, the Company had 546,182 shares remaining to be repurchased under this program. There were no treasury stock shares repurchased under the program during the three and six month periods ended June 30, 2022.

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

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

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

Dated: August 4, 2022

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 4, 2022

/s/ A. Troy Adair
A. Troy Adair Executive Vice President, Chief Financial Officer and Secretary