Form 10-Q
period 2022-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2022-11-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2022
Common Stock, No Par Value	34,059,657 shares

CONSOLIDATED BALANCE SHEETS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
(September 30, 2022 balance sheet is unaudited)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$20,814	$29,150
Federal funds sold and other	59,167	83,640
TOTAL CASH AND CASH EQUIVALENTS	79,981	112,790
Securities available for sale	1,295,133	1,427,677
Other investments	34,399	30,459
Loans held for sale	2,142	4,545
Loans	2,399,981	2,331,082
Less allowance for credit losses	27,282	29,386
NET LOANS	2,372,699	2,301,696
Premises and equipment, net	39,327	37,520
Goodwill	94,640	94,240
Other intangibles, net	7,728	8,366
Bank owned life insurance	75,075	73,855
Other assets	118,898	51,601
TOTAL ASSETS	$4,120,022	$4,142,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$934,638	$916,237
Interest-bearing	2,590,054	2,630,998
Brokered time deposits	42,459	0
TOTAL DEPOSITS	3,567,151	3,547,235
Short-term borrowings	155,000	0
Long-term borrowings	88,098	87,758
Other liabilities	44,154	35,324
TOTAL LIABILITIES	3,854,403	3,670,317
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares in 2022 and 2021; 35,128,962 shares issued in 2022 and 2021 and 34,059,657 and 33,898,237 shares outstanding in 2022 and 2021, respectively	304,838	306,123
Retained earnings	204,808	173,896
Accumulated other comprehensive income (loss)	(229,162)	9,295
Treasury stock, at cost; 1,069,305 and 1,230,725 shares in 2022 and 2021, respectively	(14,865)	(16,882)
TOTAL STOCKHOLDERS' EQUITY	265,619	472,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,120,022	$4,142,749

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$27,494	$22,578	$78,770	$69,960
Taxable securities	5,477	3,222	15,287	7,452
Tax exempt securities	3,035	2,430	9,025	6,846
Dividends	199	113	545	355
Federal funds sold and other interest income	205	32	348	161
TOTAL INTEREST AND DIVIDEND INCOME	36,410	28,375	103,975	84,774
INTEREST EXPENSE
Deposits	3,210	1,346	6,105	5,401
Short-term borrowings	533	0	631	7
Long-term borrowings	886	495	2,505	1,075
TOTAL INTEREST EXPENSE	4,629	1,841	9,241	6,483
NET INTEREST INCOME	31,781	26,534	94,734	78,291
Provision (credit) for credit losses	433	(947)	(15)	(472)
Provision (credit) for unfunded loans	15	(1)	721	(1)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	31,333	27,482	94,028	78,764
NONINTEREST INCOME
Service charges on deposit accounts	1,229	924	3,513	2,522
Bank owned life insurance income	406	340	1,220	924
Trust fees	2,370	2,335	7,265	6,930
Insurance agency commissions	1,136	799	3,269	2,750
Security (losses) gains, including fair value changes for equity securities	(17)	459	(88)	979
Retirement plan consulting fees	332	334	1,052	1,043
Investment commissions	424	638	1,675	1,665
Net gains on sale of loans	326	1,466	1,820	6,557
Other mortgage banking income (loss), net	94	32	193	(138)
Debit card and EFT fees	1,463	1,227	4,407	3,720
Legal settlement	0	0	8,375	0
Other operating income	1,064	461	3,301	1,703
TOTAL NONINTEREST INCOME	8,827	9,015	36,002	28,655
NONINTEREST EXPENSES
Salaries and employee benefits	10,724	9,321	33,628	29,163
Occupancy and equipment	3,028	1,899	8,626	6,065
FDIC insurance and state and local taxes	1,017	692	2,942	2,086
Professional fees	985	1,009	5,176	2,895
Merger related costs	872	472	3,486	588
Advertising	596	466	1,474	1,083
Intangible amortization	432	316	1,271	948
Core processing charges	738	860	2,606	2,318
Charitable donation	0	0	6,000	0
Other operating expenses	3,007	2,093	8,107	6,369
TOTAL NONINTEREST EXPENSES	21,399	17,128	73,316	51,515
INCOME BEFORE INCOME TAXES	18,761	19,369	56,714	55,904
INCOME TAXES	3,315	3,358	9,473	9,762
NET INCOME	$15,446	$16,011	$47,241	$46,142
EARNINGS PER SHARE - basic	$0.46	$0.57	$1.40	$1.63
EARNINGS PER SHARE - fully diluted	$0.46	$0.56	$1.39	$1.63

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
(Unaudited)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
NET INCOME	$15,446	$16,011	$47,241	$46,142
Other comprehensive (loss) income:
Net unrealized holding losses on available for sale securities	(83,980)	(2,754)	(301,874)	(8,990)
Reclassification adjustment for losses (gains) realized in income	5	(464)	36	(848)
Net unrealized holding losses	(83,975)	(3,218)	(301,838)	(9,838)
Income tax effect	17,635	674	63,386	2,066
Unrealized holding losses, net of reclassification and tax	(66,340)	(2,544)	(238,452)	(7,772)
Change in funded status of post-retirement plan, net of tax	(2)	0	(5)	0
Other comprehensive loss, net of tax	(66,342)	(2,544)	(238,457)	(7,772)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(50,896)	$13,467	$(191,216)	$38,370

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
(Unaudited)	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2021	$306,123	$173,896	$9,295	$(16,882)	$472,432
Net income		15,844			15,844
Other comprehensive loss			(88,795)		(88,795)
Restricted share issuance	(1,030)			1,030	0
Stock based compensation expense	365				365
Vesting of Long Term Incentive Plan	(788)			368	(420)
Share forfeitures for taxes				(102)	(102)
Dividends paid at $0.16 per share		(5,438)			(5,438)
Balance March 31, 2022	$304,670	$184,302	$(79,500)	$(15,586)	$393,886
Net income		15,951			15,951
Other comprehensive loss			(83,320)		(83,320)
Restricted share issuance	(362)			362	0
Stock based compensation expense	438				438
Vesting of Long Term Incentive Plan	(39)				(39)
Share forfeitures for taxes				(23)	(23)
Dividends paid at $0.16 per share		(5,444)			(5,444)
Balance June 30, 2022	$304,707	$194,809	$(162,820)	$(15,247)	$321,449
Net income		15,446			15,446
Other comprehensive loss			(66,342)		(66,342)
Restricted share issuance	(424)			424	0
Restricted share forfeitures	42			(42)	0
Stock based compensation expense	513				513
Dividends paid at $0.16 per share		(5,447)			(5,447)
Balance September 30, 2022	$304,838	$204,808	$(229,162)	$(14,865)	$265,619

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2020	$208,763	$138,073	$22,032	$(18,771)	$350,097
Net income		14,556			14,556
Other comprehensive loss			(12,100)		(12,100)
Stock based compensation expense	330				330
Vesting of Long Term Incentive Plan	(894)			894	0
Share forfeitures for taxes				(366)	(366)
Cumulative impact of ASU 2016-13 adoption (CECL)		(1,936)			(1,936)
Dividends paid at $0.11 per share		(3,110)			(3,110)
Treasury share purchases				(116)	(116)
Balance March 31, 2021	$208,199	$147,583	$9,932	$(18,359)	$347,355
Net income		15,575			15,575
Other comprehensive income			6,872		6,872
Stock based compensation expense	257				257
Restricted share issuance	(144)			144	0
Share forfeitures for taxes				(35)	(35)
Dividends paid at $0.11 per share		(3,116)			(3,116)
Balance June 30, 2021	$208,312	$160,042	$16,804	$(18,250)	$366,908
Net income		16,011			16,011
Other comprehensive loss			(2,544)		(2,544)
Stock based compensation expense	278				278
Restricted share issuance	(51)			51	0
Share forfeitures for taxes				(15)	(15)
Dividends paid at $0.11 per share		(3,114)			(3,114)
Balance September 30, 2021	$208,539	$172,939	$14,260	$(18,214)	$377,524

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Nine Months Ended
(Unaudited)	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,241	$46,142
Adjustments to reconcile net income to net cash from operating activities:
Credit for credit losses	(15)	(472)
Provision (credit) for unfunded loans	721	(1)
Depreciation and amortization	3,475	2,429
Net amortization of securities	3,846	2,254
Available for sale security losses (gains)	36	(848)
Realized losses (gains) on equity securities	52	(141)
Loss on premises and equipment sales and disposals, net	20	52
Stock compensation expense	1,316	865
Earnings on bank owned life insurance	(1,220)	(884)
Income recognized from death benefit on bank owned life insurance	0	(40)
Origination of loans held for sale	(86,710)	(236,319)
Proceeds from loans held for sale	90,794	244,876
Net gains on sale of loans	(1,820)	(6,557)
Net change in other assets and liabilities	4,387	(11,399)
NET CASH FROM OPERATING ACTIVITIES	62,123	39,957
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	63,340	48,681
Proceeds from sales of securities available for sale	2,624	35,176
Purchases of securities available for sale	(239,140)	(702,871)
Proceeds from sales of equity securities	60	87
Purchase of equity securities	(65)	(48)
Proceeds from maturities and repayments of SBIC funds	2,052	1,103
Purchases of SBIC funds	(1,911)	(784)
Proceeds from redemption of regulatory stock	1,705	2,145
Purchase of regulatory stock	(5,833)	(22)
Loan originations and payments, net	(71,709)	185,293
Proceeds from BOLI death benefit	0	352
Proceeds from land and building sales	1,067	0
Additions to premises and equipment	(4,757)	(460)
Net cash paid in business combinations	(1,033)	0
NET CASH FROM INVESTING ACTIVITIES	(253,600)	(431,348)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	19,916	255,535
Net change in short-term borrowings	155,000	(2,521)
Repayment of long-term borrowings	0	(26,980)
Cash dividends paid	(16,248)	(9,340)
Repurchase of common shares	0	(116)
NET CASH FROM FINANCING ACTIVITIES	158,668	216,578
NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,809)	(174,813)
Beginning cash and cash equivalents	112,790	254,621
Ending cash and cash equivalents	$79,981	$79,808
Supplemental cash flow information:
Interest paid	$8,799	$6,782
Supplemental noncash disclosures:
Issuance of stock awards	$2,184	$1,089

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of September 30, 2022. Outstanding shares at September 30, 2022 were 34,059,657.

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

Business Combinations:

On March 23, 2022, Farmers entered into an agreement and plan of merger with Emclaire Financial (“Emclaire”), the parent company of The Farmers National Bank of Emlenton (“Emlenton”). The transaction has received Emclaire shareholder approval but is still subject to customary regulatory approvals and is expected to close in the last quarter of 2022. The transaction will create a large expansion for the Company in Pennsylvania and into the Pittsburgh market. Emclaire operates 19 branches in ten counties throughout western Pennsylvania. As of September 30, 2022, Emclaire had total assets of $1.0 billion, gross loans of $810.1 million, deposits of $926.7 million and equity of $71.0 million.

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

In accordance with ASC 805, the Company expensed approximately $3.5 million of merger related costs during the nine month period ended September 30, 2022, in addition to $7.1 million expensed for the entire year of 2021. The Company recorded goodwill of $48.5 million as a result of the Cortland combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in northeast Ohio. The merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The goodwill was determined not to be deductible for income tax purposes.

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

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at September 30, 2022 and December 31, 2021 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
September 30, 2022
U.S. Treasury and U.S. government sponsored entities	$149,549	$0	$(21,733)	$127,816
State and political subdivisions	686,456	100	(137,528)	549,028
Corporate bonds	4,386	0	(303)	4,083
Mortgage-backed securities - residential	687,352	56	(126,126)	561,282
Collateralized mortgage obligations - residential	53,390	0	(4,178)	49,212
Small Business Administration	4,120	0	(408)	3,712
Totals	$1,585,253	$156	$(290,276)	$1,295,133

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2021
U.S. Treasury and U.S. government sponsored entities	$93,137	$32	$(2,338)	$90,831
State and political subdivisions	636,724	23,296	(1,205)	658,815
Corporate bonds	4,009	50	(29)	4,030
Mortgage-backed securities - residential	663,405	1,875	(10,094)	655,186
Collateralized mortgage obligations - residential	13,303	153	(71)	13,385
Small Business Administration	5,381	49	0	5,430
Totals	$1,415,959	$25,455	$(13,737)	$1,427,677

Proceeds from the sale of portfolio securities were $1.0 million and $2.6 million, respectively, for the three and nine month periods ended September 30, 2022. Gross losses of $5 thousand and $36 thousand, respectively, were realized on these sales for the three and nine month periods ended September 30, 2022. Realized losses on equity securities of $12 thousand and $52 thousand were recognized in the income statement during the three and nine month periods as of September 30, 2022, respectively.

Proceeds from the sale of portfolio securities were $8.2 million and $35.2 million during the three and nine month periods ended September 30, 2021, respectively. Gross gains of $458 thousand and $1.4 million along with gross losses of $1 thousand and $515 thousand were realized on these sales during the three and nine month periods ended September 30, 2021, respectively. Realized gains on equity securities of $5 thousand and $141 thousand were recognized in the income statement during the three and nine month periods as of September 30, 2021, respectively.

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2022
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$776	$770
One to five years	30,842	29,791
Five to ten years	178,232	154,700
Beyond ten years	630,541	495,666
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	744,862	614,206
Total	$1,585,253	$1,295,133

The following table summarizes the available for sale investment securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
September 30, 2022

U.S. Treasury and U.S. government sponsored entities	$56,522	$(6,430)	$71,294	$(15,303)	$127,816	$(21,733)
State and political subdivisions	485,654	(121,150)	42,427	(16,378)	528,081	(137,528)
Corporate bonds	3,292	(145)	791	(158)	4,083	(303)
Mortgage-backed securities - residential	183,962	(32,556)	375,623	(93,570)	559,585	(126,126)
Collateralized mortgage obligations - residential	45,785	(3,715)	3,427	(463)	49,212	(4,178)
Small Business Administration	3,712	(408)	0	0	3,712	(408)
Total temporarily impaired	$778,927	$(164,404)	$493,562	$(125,872)	$1,272,489	$(290,276)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2021

U.S. Treasury and U.S. government sponsored entities	$81,236	$(1,960)	$8,271	$(378)	$89,507	$(2,338)
State and political subdivisions	103,651	(1,020)	10,020	(185)	113,671	(1,205)
Corporate bonds	418	(2)	715	(27)	1,133	(29)
Mortgage-backed securities - residential	525,792	(7,872)	55,569	(2,222)	581,361	(10,094)
Collateralized mortgage obligations - residential	7,270	(71)	0	0	7,270	(71)
Total temporarily impaired	$718,367	$(10,925)	$74,575	$(2,812)	$792,942	$(13,737)

Allowance for Credit Losses

Management evaluates securities available for sale for credit losses. During the evaluation process, management considers the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow analysis using the effective interest rate as of the security’s purchase date. As of September 30, 2022, the Company’s security portfolio consisted of 886 securities, 857 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities and state and political subdivisions. The Company does not consider its available for sale ("AFS") securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. As of September 30, 2022 the Company has not recorded an allowance for credit losses on AFS securities.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2022	December 31, 2021
Commercial real estate
Owner occupied	$331,804	$340,369
Non-owner occupied	568,277	533,240
Farmland	184,958	177,706
Other	128,403	138,282
Commercial
Commercial and industrial	296,932	313,836
Agricultural	54,123	54,659
Residential real estate
1-4 family residential	474,014	453,635
Home equity lines of credit	132,267	127,433
Consumer
Indirect	197,206	159,006
Direct	17,020	21,121
Other	8,480	9,395
Total loans	$2,393,484	$2,328,682
Net deferred loan costs	6,497	2,400
Allowance for credit losses	(27,282)	(29,386)
Net loans	$2,372,699	$2,301,696

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine month periods ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$14,859	$3,893	$4,915	$3,787	$27,454
(Credit) Provision for credit losses	(47)	260	2	218	433
Loans charged off	0	(473)	(9)	(301)	(783)
Recoveries	1	2	41	134	178
Total ending allowance balance	$14,813	$3,682	$4,949	$3,838	$27,282

Nine Months Ended September 30, 2022

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$15,879	$4,949	$4,870	$3,688	$29,386
(Credit) Provision for credit losses	(1,068)	601	53	399	(15)
Loans charged off	0	(1,878)	(43)	(630)	(2,551)
Recoveries	2	10	69	381	462
Total ending allowance balance	$14,813	$3,682	$4,949	$3,838	$27,282

Three Months Ended September 30, 2021

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$12,290	$4,600	$4,130	$3,786	$24,806
Adjustment related to reserve for unfunded loan reclass	(245)	(104)	(73)	(15)	(437)
(Credit) Provision for credit losses	(454)	(655)	75	87	(947)
Loans charged off	(31)	(126)	(55)	(199)	(411)
Recoveries	1	15	41	68	125
Total ending allowance balance	$11,561	$3,730	$4,118	$3,727	$23,136

Nine Months Ended September 30, 2021

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$10,824	$5,073	$3,643	$2,604	$22,144
Adjustment related to reserve for unfunded loan reclass	(245)	(104)	(73)	(15)	(437)
Impact of CECL adoption	(2,076)	429	237	3,860	2,450
(Credit) Provision for credit losses	3,077	(1,668)	411	(2,292)	(472)
Loans charged off	(51)	(198)	(221)	(727)	(1,197)
Recoveries	32	198	121	297	648
Total ending allowance balance	$11,561	$3,730	$4,118	$3,727	$23,136

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$1,049	$0	$433	$0
Non-owner occupied	3,398	0	2,511	0
Farmland	42	0	274	0
Other	39	0	60	0
Commercial
Commercial and industrial	3,392	0	7,190	54
Agricultural	29	0	40	0
Residential real estate
1-4 family residential	2,859	735	3,363	459
Home equity lines of credit	851	25	917	36
Consumer
Indirect	311	41	455	123
Direct	187	18	227	53
Other	0	0	0	0
Total loans	$12,157	$819	$15,470	$725

The following tables present the aging of the recorded investment in past due loans as of September 30, 2022 and December 31, 2021 by class of loans. Note that loans on a modification to defer payments under the CARES Act are included in loans not past due for the period ending December 31, 2021. There were no loans on deferred payments at September 30, 2022.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2022
Commercial real estate
Owner occupied	$0	$0	$1,049	$1,049	$330,415	$331,464
Non-owner occupied	28	0	3,398	3,426	564,205	567,631
Farmland	127	41	42	210	184,458	184,668
Other	137	0	39	176	128,009	128,185
Commercial
Commercial and industrial	260	471	3,392	4,123	293,299	297,422
Agricultural	81	59	29	169	54,350	54,519
Residential real estate
1-4 family residential	3,331	767	3,594	7,692	465,795	473,487
Home equity lines of credit	246	71	876	1,193	131,103	132,296
Consumer
Indirect	734	161	352	1,247	203,520	204,767
Direct	97	40	205	342	16,720	17,062
Other	4	4	0	8	8,472	8,480
Total loans	$5,045	$1,614	$12,976	$19,635	$2,380,346	$2,399,981

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2021
Commercial real estate
Owner occupied	$70	$591	$433	$1,094	$338,880	$339,974
Non-owner occupied	394	311	2,511	3,216	529,490	532,706
Farmland	0	0	274	274	177,143	177,417
Other	56	0	60	116	137,878	137,994
Commercial
Commercial and industrial	256	100	7,244	7,600	304,932	312,532
Agricultural	100	28	40	168	54,706	54,874
Residential real estate
1-4 family residential	4,452	1,077	3,822	9,351	443,441	452,792
Home equity lines of credit	80	12	953	1,045	126,405	127,450
Consumer
Indirect	795	275	578	1,648	163,112	164,760
Direct	203	91	280	574	20,614	21,188
Other	0	0	0	0	9,395	9,395
Total loans	$6,406	$2,485	$16,195	$25,086	$2,305,996	$2,331,082

Troubled Debt Restructurings

Total troubled debt restructurings were $3.8 million and $3.9 million at September 30, 2022, and December 31, 2021, respectively. The Company has allocated $108 thousand and $109 thousand of specific reserves to loans whose terms have been modified in troubled debt restructurings at September 30, 2022, and December 31, 2021, respectively. There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at September 30, 2022, and at December 31, 2021.

During the three and nine month periods ended September 30, 2022 and 2021, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a deferral of principal, interest and/or escrow; a forgiveness of principal and/or interest; or a legal concession. During the three month period ended September 30, 2022, the terms of such loans included a reduction of the stated interest rate of the loans in the range from 1.000% and 3.750% and an extension of maturity date in the range of 5 to 120 months. During the same three month period in 2021, the terms of such loans included a reduction of the stated interest rate of the loan of 0.250% and an extension of the maturity date of 193 months. During the nine month period ended September 30, 2022, the terms of such loans included a reduction of the stated interest rate of the loans in the range from 1.000% and 3.750% and an extension of the maturity date in the range of 5 to 183 months. During the same nine month period in 2021, the terms of such loans included a reduction of the stated interest rate of the loans in the range of 0.250% and 4.075% and extensions of the maturity dates on these and other troubled debt restructurings in the range of 22 days to 361 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2022 and 2021:

		Pre- Modification	Post- Modification
Three Months Ended September 30, 2022	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Commercial	1	$15	$11
Residential real estate
1-4 family residential	4	200	205
Home equity lines of credit	2	19	19
Consumer
Indirect	3	7	7
Direct	2	86	86
Total loans	12	$327	$328

		Pre- Modification	Post- Modification
Nine Months Ended September 30, 2022	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Commercial real estate
Owner occupied	1	$140	$140
Commercial	1	15	11
Residential real estate
1-4 family residential	8	392	402
Home equity lines of credit	3	33	33
Consumer
Indirect	7	41	41
Direct	2	86	86
Total loans	22	$707	$713

		Pre- Modification	Post- Modification
Three Months Ended September 30, 2021	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Residential real estate
1-4 family residential	2	$215	$233
Home equity lines of credit	1	103	103
Consumer
Indirect	5	30	30
Direct	1	10	10
Total loans	9	$358	$376

		Pre- Modification	Post- Modification
Nine Months Ended September 30, 2021	Number of	Outstanding Recorded	Outstanding Recorded
(In Thousands of Dollars)	Loans	Investment	Investment
Commercial	4	$22	$22
Residential real estate
1-4 family residential	6	426	414
Home equity lines of credit	5	201	201
Consumer
Indirect	12	121	121
Other	3	16	16
Total loans	30	$786	$774

There were $36 thousand in charge offs and a $36 thousand increase to the provision for credit losses during the three and nine month periods ended September 30, 2022, respectively, as a result of the outstanding troubled debt restructurings. There were $15 thousand and $91 thousand in charge offs during the three and nine month periods ended September 30, 2021, respectively. There was a $15 thousand and $90 thousand increase to the provision for credit losses during the three and nine month periods ended September 30, 2021, respectively, as a result of outstanding troubled debt restructurings.

There were three residential real estate loans for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three and nine month periods ended September 30, 2022. Two of the loans were past due at September 30, 2022. There was no provision recorded as a result of the defaults during 2022. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

There were two commercial loans, one residential loan, and one indirect loan for which there was a payment default within twelve months following the modification of the troubled debt restructuring during the three and nine month periods ended September 30, 2021. There was one commercial loan past due at September 30, 2021. There was no provision recorded as a result of the defaults during 2021. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The Company offered three month deferrals upon request by the borrowers. For those borrowers in industries that were greatly impacted by COVID-19, additional deferrals were considered and granted beyond the initial three month period throughout 2021. The range of deferred months for subsequent requests were three to twelve months. The decline in deferred loans and balances was due to borrowers not requesting additional deferments and most continued to pay under the original terms of their loan. As of September 30, 2022 there are no longer borrowers on deferment due to COVID-19 related issues.

Farmers is also a preferred U.S. Small Business Administration (“SBA”) lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the Paycheck Protection Program (“PPP”) under the CARES Act, so they could obtain SBA approval and receive funding as quickly as possible. During the period of the PPP program, the Company facilitated PPP assistance to 2,134 business customers totaling $256.4 million. The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020. The SBA has up to ninety days to review an application for PPP forgiveness and provide a decision at the end of that review. Once forgiveness of the PPP loan has been communicated and payment is received from the SBA, the Company will record the cash received from the SBA, pay-off the loans based on the amount of forgiveness provided and accelerate the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that are forgiven. As of September 30, 2022, the Company has received life to date payments from the SBA for forgiveness of loans totaling $256.4 million, or approximately 99.99% of the PPP loans originated in 2020. The Company processed $107.9 million in new loans for PPP loan funding during 2021. The Company has also received payments from the SBA for forgiveness of loans totaling $107.3 million, or approximately 99.42%, of the PPP loans originated in 2021.

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

As of September 30, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
September 30, 2022
Commercial real estate
Owner occupied	$325,189	$1,218	$5,057	$331,464
Non-owner occupied	527,305	21,273	19,053	567,631
Farmland	182,106	0	2,562	184,668
Other	127,834	0	351	128,185
Commercial
Commercial and industrial	291,988	879	4,555	297,422
Agricultural	53,956	250	313	54,519
Total loans	$1,508,378	$23,620	$31,891	$1,563,889

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2021
Commercial real estate
Owner occupied	$330,754	$5,006	$4,214	$339,974
Non-owner occupied	495,170	19,366	18,170	532,706
Farmland	174,580	2,160	677	177,417
Other	137,063	784	147	137,994
Commercial
Commercial and industrial	301,879	1,190	9,463	312,532
Agricultural	54,394	397	83	54,874
Total loans	$1,493,840	$28,903	$32,754	$1,555,497

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. In the 1-4 family residential real estate portfolio at September 30, 2022, other real estate owned and foreclosure properties were $0 and $33 thousand, respectively. At December 31, 2021, other real estate owned and foreclosure properties were $0 and $93 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2022 and December 31, 2021. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2022
Performing	$469,893	$131,420	$204,415	$16,857	$8,480
Nonperforming	3,594	876	352	205	0
Total loans	$473,487	$132,296	$204,767	$17,062	$8,480

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2021
Performing	$448,970	$126,497	$164,182	$20,908	$9,395
Nonperforming	3,822	953	578	280	6
Total loans	$452,792	$127,450	$164,760	$21,188	$9,401

The following table presents total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
As of September 30, 2022	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial real estate
Risk Rating
Pass	$140,403	$171,271	$131,878	$150,987	$103,825	$264,766	$17,198	$980,328
Special mention	0	749	1,877	5,340	2,604	11,413	508	22,491
Substandard	0	0	270	2,447	0	21,077	667	24,461
Total commercial real estate loans	$140,403	$172,020	$134,025	$158,774	$106,429	$297,256	$18,373	$1,027,280

Commercial and industrial
Risk Rating
Pass	$85,050	$50,425	$37,834	$19,152	$15,502	$16,006	$68,019	$291,988
Special mention	0	333	0	116	0	1	429	879
Substandard	0	1,377	676	124	201	1,492	685	4,555
Total commercial loans	$85,050	$52,135	$38,510	$19,392	$15,703	$17,499	$69,133	$297,422

Agricultural
Risk Rating
Pass	$39,434	$38,169	$45,529	$24,802	$24,672	$46,716	$16,740	$236,062
Special mention	0	0	0	0	0	0	250	250
Substandard	0	355	236	78	0	2,076	130	2,875
Total agricultural loans	$39,434	$38,524	$45,765	$24,880	$24,672	$48,792	$17,120	$239,187

Residential real estate
Risk Rating
Pass	$69,471	$111,389	$77,984	$33,196	$23,947	$144,706	$3,984	$464,677
Special mention	0	0	71	121	77	129	0	398
Substandard	0	42	251	125	19	7,975	0	8,412
Total residential real estate loans	$69,471	$111,431	$78,306	$33,442	$24,043	$152,810	$3,984	$473,487

Home equity lines of credit
Risk Rating
Pass	$0	$0	$0	$0	$17	$1,532	$128,345	$129,894
Special mention	0	0	0	0	0	0	48	48
Substandard	0	13	137	49	64	1,990	101	2,354
Total home equity lines of credit	$0	$13	$137	$49	$81	$3,522	$128,494	$132,296

Consumer
Risk Rating
Pass	$86,710	$50,580	$35,022	$23,530	$12,791	$12,744	$7,987	$229,364
Substandard	61	138	269	177	84	216	0	945
Total consumer loans	$86,771	$50,718	$35,291	$23,707	$12,875	$12,960	$7,987	$230,309

Purchased Loans

As a result of the Cortland Merger, the Company acquired $478.2 million in loans, excluding $4.0 million of loans held for sale.

Under ASU Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2021, the Company acquired PCD loans with a fair value of $34.3 million, credit discount of $1.3 million and a noncredit discount of $1.1 million. The outstanding balance at September 30, 2022 and related allowance on these loans is as follows:

	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$1,601	$17
Non-owner Occupied	19,518	545
Other	254	18
	21,373	580
Commercial
Commercial and industrial	1,655	107
Residential real estate
1-4 family residential	470	3

Total	$23,498	$690

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and nine months ended September 30, 2022 and 2021.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended September 30, 2022
Service charges on deposit accounts	$0	$1,229	$1,229
Debit card and EFT fees	0	1,463	1,463
Trust fees	2,370	0	2,370
Insurance agency commissions	0	1,136	1,136
Retirement plan consulting fees	332	0	332
Investment commissions	0	424	424
Other (outside the scope of ASC 606)	0	1,873	1,873
Total noninterest income	$2,702	$6,125	$8,827

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended September 30, 2021
Service charges on deposit accounts	$0	$924	$924
Debit card and EFT fees	0	1,227	1,227
Trust fees	2,335	0	2,335
Insurance agency commissions	0	799	799
Retirement plan consulting fees	334	0	334
Investment commissions	0	638	638
Other (outside the scope of ASC 606)	0	2,758	2,758
Total noninterest income	$2,669	$6,346	$9,015

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Nine Months Ended September 30, 2022
Service charges on deposit accounts	$0	$3,513	$3,513
Debit card and EFT fees	0	4,407	4,407
Trust fees	7,265	0	7,265
Insurance agency commissions	0	3,269	3,269
Retirement plan consulting fees	1,052	0	1,052
Investment commissions	0	1,675	1,675
Other (outside the scope of ASC 606)	8,375	6,446	14,821
Total noninterest income	$16,692	$19,310	$36,002

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Nine Months Ended September 30, 2021
Service charges on deposit accounts	$0	$2,522	$2,522
Debit card and EFT fees	0	3,720	3,720
Trust fees	6,930	0	6,930
Insurance agency commissions	0	2,750	2,750
Retirement plan consulting fees	1,043	0	1,043
Investment commissions	0	1,665	1,665
Other (outside the scope of ASC 606)	0	10,025	10,025
Total noninterest income	$7,973	$20,682	$28,655

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

Other – Income items included in “Other” are Bank owned life insurance income, security gains, net gains on the sale of loans and other operating income. There is also a one-time legal settlement of $8.4 million for the nine month period ended September 30, 2022. Any amounts within the scope of ASC 606 are deemed immaterial.
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and values securities using exit pricing requirements. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with exit pricing, are determined by quoted market prices in active markets, if available (Level 1). The equity securities change in fair market value is recorded in the income statements. For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any, market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the period ended September 30, 2022 and for the year ended December 31, 2021, the fair value of Level 3 investment securities was immaterial.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2022 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$127,816	$0	$127,816	$0
State and political subdivisions	549,028	0	549,028	0
Corporate bonds	4,083	0	4,083	0
Mortgage-backed securities-residential	561,282	0	561,280	2
Collateralized mortgage obligations	49,212	0	49,212	0
Small Business Administration	3,712	0	3,712	0
Equity securities
Equity securities at fair value	181	181	0	0
Other investments measured at net asset value	14,581	n/a	n/a	n/a
Total investment securities	$1,309,895	$181	$1,295,131	$2
Interest rate swaps	$5,805	$0	$5,805	$0
Financial Liabilities
Interest rate swaps	$5,805	$0	$5,805	$0
Mortgage banking derivative - liability	$203	$0	$203	$0

		Fair Value Measurements at December 31, 2021 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$90,831	$0	$90,831	$0
State and political subdivisions	658,815	0	658,815	0
Corporate bonds	4,030	0	4,030	0
Mortgage-backed securities-residential	655,186	0	655,183	3
Collateralized mortgage obligations	13,385	0	13,385	0
Small Business Administration	5,430	0	5,430	0
Equity securities
Equity securities at fair value	228	228	0	0
Other investments measured at net asset value	14,721	n/a	n/a	n/a
Total investment securities	$1,442,626	$228	$1,427,674	$3
Interest rate swaps	$4,261	$0	$4,261	$0
Financial Liabilities
Interest rate swaps	$4,261	$0	$4,261	$0

There were no significant transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2022 and 2021.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Investment Securities Available-for-sale (Level 3)
	Three Months ended September 30,		Nine Months ended September 30,
(In Thousands of Dollars)	2022	2021	2022	2021
Beginning Balance	$2	$3	$3	$4
Transfers from level 2	0	0	0	0
Repayments, calls and maturities	0	0	(1)	(1)
Ending Balance	$2	$3	$2	$3

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2022 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$906	$0	$0	$906
1–4 family residential	56	0	0	56

		Fair Value Measurements at December 31, 2021 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial	$1,654	$0	$0	$1,654
1–4 family residential	82	0	0	82

Collateral dependent loans were individually evaluated under ASC 326 for the periods ending September 30, 2022 and December 31, 2021. Collateral dependent loans had a principal balance of $1.2 million with a valuation allowance of $214 thousand at September 30, 2022. Collateral dependent loans had a principal balance of $3.2 million with a valuation allowance of $1.5 million at December 31, 2021. Excluded from the above tables at September 30, 2022 and December 31, 2021, are $846 thousand and $792 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended September 30, 2022 and December 31, 2021:

September 30, 2022	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial real estate	$906	Sales Comparison	Adjustment for differences between comparable sales	(6.13%) - 17.37% .20%
Residential	56	Sales comparison	Adjustment for differences between comparable sales	(13.77%) - (5.68%) (13.77%)

December 31, 2021	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial	$1,654	Sales comparison	Adjustment for differences between comparable sales	(40.24%) - 56.83% (12.43%)
Residential	82	Sales comparison	Adjustment for differences between comparable sales	(3.84%) - 3.22% (0.12%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements at September 30, 2022 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$79,981	$20,814	$59,167	$0	$79,981
Regulatory stock	19,637	n/a	n/a	n/a	n/a
Loans held for sale	2,142	0	2,142	0	2,142
Loans, net	2,372,699	0	0	2,309,191	2,309,191
Financial liabilities
Deposits	3,567,151	3,187,580	362,980	0	3,550,560
Short-term borrowings	155,000	0	155,000	0	155,000
Long-term borrowings	88,098	0	73,109	0	73,109

		Fair Value Measurements at December 31, 2021 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$112,790	$29,150	$83,640	$0	$112,790
Regulatory stock	15,510	n/a	n/a	n/a	n/a
Loans held for sale	4,545	0	4,681	0	4,681
Loans, net	2,301,696	0	0	2,285,554	2,285,554
Financial liabilities
Deposits	3,547,235	3,158,967	384,263	0	3,543,230
Long-term borrowings	87,758	0	92,433	0	92,433

The methods and assumptions used to estimate fair value, not previously described, are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and other non-interest bearing short-term instruments approximate fair values and are classified as Level 1. Federal funds sold and other interest bearing cash deposits are classified as Level 2.

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

Goodwill and Intangible Assets:

Goodwill associated with the Company’s acquisition of Cortland and other acquisitions totaled $94.6 million at September 30, 2022 and $94.2 million at December 31, 2021. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting units is determined using a combination of a discounted cash flow method and a guideline public company method. The current year impairment testing is in progress. Results of the assessment as of September 30, 2021, indicated no goodwill impairment. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2022		December 31, 2021
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,755)	$7,210	$(6,641)
Non-compete contracts	457	(398)	430	(392)
Trade name	1,126	(391)	520	(356)
Core deposit intangible	12,866	(6,387)	12,866	(5,271)
Total	$21,659	$(13,931)	$21,026	$(12,660)

Aggregate amortization expense was $432 thousand and $1.3 million for the three and nine month periods ended September 30, 2022. Amortization expense was $316 thousand and $948 thousand for the three and nine month periods ended September 30, 2021.

Estimated amortization expense for each of the next five periods and thereafter:

2022 (3 months)	$424
2023	1,247
2024	943
2025	878
2026	781
Thereafter	3,455
Total	$7,728

Leases:

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of up to 17.6 years, some of which include options to extend the lease for up to 15 years and some of which include options to terminate the lease in 7 months.

The right of use asset and lease liability were $8.5 million and $8.8 million as of September 30, 2022 and $6.4 million and $6.6 million at December 31, 2021.

Lease payments made for the three and nine month periods ended September 30, 2022, were $252 thousand and $706 thousand, while lease payments made for the three and nine month periods ended September 30, 2021, were $206 thousand and $610 thousand, respectively. Interest expense and amortization expense on finance leases for the three month period ended September 30, 2022, was $51 thousand and $202 thousand, and $127 thousand and $534 thousand for the nine month period ended September 30, 2022. Interest expense and amortization expense on finance leases for the three month period ended September 30, 2021, was $44 thousand and $124 thousand, and $116 thousand and $366 thousand for the nine month period ended September 30, 2021. The average remaining lease term for all leases was 6.83 years as of September 30, 2022 and the weighted-average discount rate was 2.81%.

Maturities of lease liabilities are as follows as of September 30, 2022:

2022 (3 months)	$264
2023	1,060
2024	892
2025	851
2026	817
Thereafter	6,659
Total Payments	10,543
Less: Imputed Interest	(1,766)
Total	$8,777

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $72.9 million and fair value of $5.8 million in other assets and $5.8 million in other liabilities at September 30, 2022. At December 31, 2021 the Company had interest rate swaps associated with commercial loans with and a notional value of $86.1 million and fair value of $4.0 million in other assets and $4.0 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the three and nine month periods ended September 30, 2022 and 2021.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. Effective May 2022, the Company began the practice of entering into forward commitments for the future delivery of residential mortgage loans when the interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge instruments. The Company had approximately $11.6 million of interest rate lock commitments at September 30, 2022 and $25.7 million of interest rate lock commitments at December 31, 2021. There were $8.0 million of forward sales of mortgage backed securities and $600 thousand of forward commitments for the future delivery of residential mortgage loans at September 30, 2022.

The net gains and losses on derivative instruments not designated as hedging instruments are included in mortgage banking income. For the three and nine month periods ended September 30, 2022, losses of $283 thousand and $535 thousand, respectively, were included in mortgage banking income for the interest rate lock commitments. Gains of $363 thousand and $386 thousand respectively, were included in mortgage banking income for both the three and nine month periods ended September 30, 2022 for the forward sales of mortgage backed securities.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic EPS
Net income (In thousands of dollars)	$15,446	$16,011	$47,241	$46,142
Weighted average shares outstanding	33,851,596	28,246,206	33,840,958	28,235,732
Basic earnings per share	$0.46	$0.57	$1.40	$1.63

Diluted EPS
Net income (In thousands of dollars)	$15,446	$16,011	$47,241	$46,142
Weighted average shares outstanding for basic earnings per share	33,851,596	28,246,206	33,840,958	28,235,732
Dilutive effect of restricted stock awards	80,286	114,355	84,473	102,813
Weighted average shares for diluted earnings per share	33,931,882	28,360,561	33,925,431	28,338,545
Diluted earnings per share	$0.46	$0.56	$1.39	$1.63

There were 124,492 and 188,992 restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2022, respectively. There were 17,495 and 91,247 restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2021, respectively.

Stock Based Compensation:

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan has replaced the 2017 Plan. There were 56,500 service time based share awards granted under the 2022 Plan, and 75,768 service time based share awards and 56,724 performance based share awards granted under the 2017 Plan during the nine month period ended September 30, 2022, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2024. As of September 30, 2022, 943,500 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $513 thousand and $1.3 million for the three and nine month periods ended September 30, 2022, respectively. During the prior periods, the expense recognized was $278 thousand and $865 thousand for the three and nine month periods ended September 30, 2021, respectively. As of September 30, 2022, there was $3.6 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.4 years.

The following is the activity under the Plans during the nine month period ended September 30, 2022.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	99,564	$16.13	158,988	$14.40
Granted	132,268	16.63	56,724	17.25
Vested	(20,771)	16.81	(65,481)	17.48
Forfeited	(3,000)	13.68	(12,862)	14.74
Ending balance - non-vested shares	208,061	$16.72	137,369	$15.85

The following is the activity under the Plans during the nine month period ended September 30, 2021.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	67,765	$14.32	153,070	$14.46
Granted	38,061	15.45	58,245	14.21
Vested	(26,621)	14.41	(52,327)	14.34
Forfeited	(4,758)	14.15	0	0
Ending balance - non-vested shares	74,447	$14.94	158,988	$14.40

The 86,252 shares that vested during the nine month period ended September 30, 2022 had a weighted average fair value of $17.32 per share.

Other Comprehensive Income (Loss):

The following tables represent the details of other comprehensive loss for the three and nine month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(83,980)	$17,636	$(66,344)
Reclassification adjustment for losses included in net income (1)	5	(1)	4
Net unrealized losses on available-for-sale securities	$(83,975)	$17,635	$(66,340)
Change in funded status of post-retirement health plan	(2)	0	(2)
Net other comprehensive (loss)	$(83,977)	$17,635	$(66,342)

	Three Months Ended September 30, 2021
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(2,754)	$578	$(2,176)
Reclassification adjustment for gains included in net income (1)	(464)	96	(368)
Net other comprehensive (loss)	$(3,218)	$674	$(2,544)

	Nine Months Ended September 30, 2022
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(301,874)	$63,394	$(238,480)
Reclassification adjustment for losses included in net income (1)	36	(8)	28
Net unrealized losses on available-for-sale securities	$(301,838)	$63,386	$(238,452)
Change in funded status of post-retirement health plan	(6)	1	(5)
Net other comprehensive (loss)	$(301,844)	$63,387	$(238,457)

	Nine Months Ended September 30, 2021
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding (losses) on available-for-sale securities during the period	$(8,990)	$1,888	$(7,102)
Reclassification adjustment for gains included in net income (1)	(848)	178	(670)
Net other comprehensive (loss)	$(9,838)	$2,066	$(7,772)

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of September 30, 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at September 30, 2022 and December 31, 2021:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Common equity tier 1 capital ratio
Consolidated	$394,738	13.36%	$132,921	4.5%	N/A	N/A
Bank	358,723	12.18%	132,490	4.5%	191,374	6.5%
Total risk based capital ratio
Consolidated	515,020	17.44%	236,303	8.0%	N/A	N/A
Bank	386,005	13.11%	235,537	8.0%	294,421	10.0%
Tier 1 risk based capital ratio
Consolidated	412,738	13.97%	177,228	6.0%	N/A	N/A
Bank	358,723	12.18%	176,653	6.0%	235,537	8.0%
Tier 1 leverage ratio
Consolidated	412,738	10.24%	161,179	4.0%	N/A	N/A
Bank	358,723	8.44%	169,940	4.0%	212,425	5.0%

December 31, 2021
Common equity tier 1 capital ratio
Consolidated	$362,950	13.16%	$124,066	4.5%	N/A	N/A
Bank	345,065	12.55%	123,712	4.5%	$178,695	6.5%
Total risk based capital ratio
Consolidated	485,336	17.60%	220,562	8.0%	N/A	N/A
Bank	374,451	13.62%	219,933	8.0%	274,916	10.0%
Tier 1 risk based capital ratio
Consolidated	380,950	13.82%	165,422	6.0%	N/A	N/A
Bank	345,065	12.55%	164,950	6.0%	219,933	8.0%
Tier 1 leverage ratio
Consolidated	380,950	10.12%	150,629	4.0%	N/A	N/A
Bank	345,065	9.19%	150,217	4.0%	187,772	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
September 30, 2022
Goodwill and other intangibles	$5,758	$100,873	$(4,263)	$102,368
Total assets	$13,338	$4,100,421	$6,263	$4,120,022

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2021
Goodwill and other intangibles	$5,814	$101,055	$(4,263)	$102,606
Total assets	$14,365	$4,124,530	$3,854	$4,142,749

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2022
Net interest income	$54	$32,602	$(875)	$31,781
Provision for credit losses and unfunded loans	0	448	0	448
Service fees, security gains and other noninterest income	2,731	6,248	(152)	8,827
Noninterest expense	1,666	17,942	657	20,265
Amortization and depreciation expense	27	994	113	1,134
Income before taxes	1,092	19,466	(1,797)	18,761
Income taxes	229	3,438	(352)	3,315
Net income	$863	$16,028	$(1,445)	$15,446

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2021
Net interest income	$31	$26,798	$(295)	$26,534
Provision for credit losses and unfunded loans	0	(948)	0	(948)
Service fees, security gains and other noninterest income	2,707	6,385	(77)	9,015
Noninterest expense	1,726	14,586	(12)	16,300
Amortization and depreciation expense	67	653	108	828
Income before taxes	945	18,892	(468)	19,369
Income taxes	198	3,310	(150)	3,358
Net income	$747	$15,582	$(318)	$16,011

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2022
Net interest income	$126	$97,081	$(2,473)	$94,734
Provision for credit losses and unfunded loans	0	706	0	706
Service fees, security gains and other noninterest income	16,768	19,595	(361)	36,002
Noninterest expense	7,049	61,558	1,234	69,841
Amortization and depreciation expense	83	3,052	340	3,475
Income before taxes	9,762	51,360	(4,408)	56,714
Income taxes	2,049	8,438	(1,014)	9,473
Net income	$7,713	$42,922	$(3,394)	$47,241

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2021
Net interest income	$94	$78,597	$(400)	$78,291
Provision for credit losses and unfunded loans	0	(473)	0	(473)
Service fees, security gains and other noninterest income	8,108	20,675	(128)	28,655
Noninterest expense	4,818	44,676	(409)	49,085
Amortization and depreciation expense	194	1,992	244	2,430
Income before taxes	3,190	53,077	(363)	55,904
Income taxes	669	9,379	(286)	9,762
Net income	$2,521	$43,698	$(77)	$46,142

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") at September 30, 2022 of $155 million. The interest rate on these borrowings was 3.02% at September 30, 2022. The Bank had no short-term advances from the FHLB at December 31, 2021.

The Bank has access to lines of credit amounting to $35 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the lending banks and are generally subject to withdrawal at their discretion. There were no borrowings under these lines at September 30, 2022 or at December 31, 2021.

Farmers has two unsecured revolving lines of credit for $6.5 million. These lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. There were no outstanding balances on either of these two lines at September 30, 2022 or at December 31, 2021.

Long-term borrowings:

There were no long-term advances from the FHLB at September 30, 2022 or at December 31, 2021.

The Bank’s long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.3 billion and $1.2 billion at September 30, 2022 and December 31, 2021, respectively. Based on this collateral, the Bank is eligible to borrow an additional $550.8 million at September 30, 2022.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month LIBOR rate. The rate at September 30, 2022 was 4.74% and at December 31, 2021 was 1.65%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month LIBOR rate. The rate at September 30, 2022 was 5.09% and at December 31, 2021 was 1.90%.

In 2015, the Company completed its acquisition of National Bancshares Corporation (“NBOH”), which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by NBOH. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month LIBOR rate. The rate at September 30, 2022 was 4.99% and at December 31, 2021 was 2.00%.

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

	September 30, 2022	December 31, 2021
	Amount	Amount
TSEO Statutory Trust I	$2,460	$2,424
Maple Leaf Financial Statutory Trust II	7,461	7,293
Cortland Statutory Trust I	4,313	4,271
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$14,234	$13,988

Subordinated debentures	$73,864	$73,770

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
•
the length and extent of the economic impacts of the COVID-19 pandemic;
•
actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply, market interest rates and inflation;
•
disruptions in the mortgage and lending markets and significant or unexpected fluctuations in interest rates related to governmental responses to inflation, including financial stimulus packages and interest rate changes;
•
general business conditions in the banking industry;
•
the regulatory environment;
•
general fluctuations in interest rates;
•
demand for loans in the market areas where the Company conducts business;
•
rapidly changing technology and evolving banking industry standards;
•
competitive factors, including increased competition with regional and national financial institutions;
•
Farmers' ability to attract, recruit and retain skilled employees; and
•
new service and product offerings by competitors and price pressures.

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

Overview

The Company’s results of operations for the quarter ended September 30, 2022 are discussed below. However, the Company’s past results of operations may not reflect its future operating trends.

The Company’s net income for the three months ended September 30, 2022, was $15.4 million, or $0.46 per diluted share, which compares to $16.0 million, or $0.56 per diluted share, for the three months ended September 30, 2021. Diluted earnings per share decreased due to the increased share count as a result of the Cortland acquisition. Annualized return on average assets and annualized return on average equity were 1.48% and 18.71%, respectively, for the three month period ended September 30, 2022, compared to 1.92% and 16.93% for the same three month period in 2021.

Net income for the nine months ended September 30, 2022 was $47.2 million, or $1.39 per diluted share, compared to $46.1 million, or $1.63 per diluted share, for the same nine month period in 2021. The decline in diluted earnings per share for the year-over-year comparison is due to the same reasons discussed above. The annualized return on average assets and annualized return on average equity were 1.51% and 16.55%, respectively, for the nine month period ended September 30, 2022, compared to 1.90% and 17.05% for the same nine month period in 2021.

On March 23, 2022, Farmers entered into an agreement and plan of merger (the “Merger Agreement”) with Emclaire Financial Corp. (NASDAQ: EMCF), a Pennsylvania corporation (“Emclaire”), and the parent company of The Farmers National Bank of Emlenton (“Emlenton”). On July 20, 2022, the transaction received the approval of Emclaire’s shareholders. The transaction is expected to be completed after the satisfaction or waiver of the remaining closing conditions set forth in the Merger Agreement, including the receipt of all required regulatory approvals. Emclaire operates 19 branches in ten counties throughout western Pennsylvania. As of September 30, 2022, Emclaire had total assets of $1.0 billion, gross loans of $810.1 million, deposits of $926.7 million and equity of $71.0 million.

Total gross loans were $2.40 billion at September 30, 2022 compared to $2.33 billion at December 31, 2021. The year exhibited broad based strength as the Company saw growth across every loan category, exclusive of PPP loans, with loan pipelines still showing solid volume. At September 30, 2022, the Company’s PPP loans had declined to a minimal $637 thousand before deferred fees still to be forgiven, and $13 thousand in net deferred fees associated with these loans yet to be recognized into income.

Non-performing assets to total assets remain at a low level, currently at 0.32%. Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at $6.7 million, or 0.28% of total loans, at September 30, 2022. Net charge-offs for the current quarter were $605 thousand, compared to $286 thousand in the same quarter in 2021 and net charge-offs as a percentage of average net loans outstanding was 0.10% for the quarter ended September 30, 2022, compared to 0.06% in the same quarter in 2021.

The Company recorded a provision for credit losses and unfunded commitments of $448 thousand for the third quarter of 2022 compared to a credit for credit losses of $948 thousand for the third quarter of 2021. The current quarter's growth in loans was the primary reason for the increase in the provision expense. The allowance for credit losses to total loans declined to 1.14% at September 30, 2022, compared to 1.22% at September 31, 2021, respectively. The low level of charge-off activity over the last several years continues to result in less allowance for credit losses being required.

The net interest margin for the three months ended September 30, 2022, was 3.21%, a 28 basis point decrease from the quarter ended September 30, 2021. In comparing the third quarter of 2022 to the same period in 2021, asset yields decreased 6 basis points, while the cost of interest-bearing liabilities increased 32 basis points. The decline in net interest margin in the third quarter of 2022 compared to the third quarter of 2021 was driven by the lower PPP income in 2022 compared to 2021 and a greater percentage of earning assets invested in securities rather than loans.

The net interest margin for the nine months ended September 30, 2022, was 3.24%, a 25 basis point decrease from the nine months ended September 30, 2021. In comparing the nine month period ended September 30, 2022 to the same nine month period in 2021, asset yields decreased 22 basis points, while the cost of interest-bearing liabilities increased 5 basis points.

Results of Operations. The following is a comparison of selected financial ratios and other results at or for the three and nine month periods ended September 30, 2022 and 2021:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In Thousands, except Per Share Data)	2022	2021	2022	2021
Total assets	$4,120,022	$3,317,047	$4,120,022	$3,317,047
Net income	$15,446	$16,011	$47,241	$46,142
Diluted earnings per share	$0.46	$0.56	$1.39	$1.63
Return on average assets (annualized)	1.48%	1.92%	1.51%	1.90%
Return on average equity (annualized)	18.71%	16.93%	16.55%	17.05%
Efficiency ratio (tax equivalent basis) (1)	50.55%	46.04%	54.00%	46.49%
Equity to asset ratio	6.45%	11.38%	6.45%	11.38%
Dividends to net income	35.06%	19.41%	34.39%	20.20%
Net loans to assets	57.59%	56.41%	57.59%	56.41%
Loans to deposits	67.28%	66.08%	67.28%	66.08%

(1)
The ratio is calculated by dividing noninterest expenses, less intangible amortization and FHLB prepayment penalties, by the sum of net interest income and noninterest income, less gain or loss on securities. The Company strives for a lower efficiency ratio. This efficiency ratio measure (non-GAAP) is not required by any regulatory agency but provides meaningful information to management and investors since a lower ratio indicates the Company is using their assets more effectively to generate profits.

Efficiency ratio excluding intangible amortization, (gain) loss on securities and FHLB prepayment penalties

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income, after tax	$32,636	$27,256	$97,319	$80,349
Noninterest income	8,827	9,015	36,002	28,655
Security losses (gains)	17	(459)	88	(927)
Net interest income and noninterest income adjusted	41,480	35,812	133,409	108,077
Noninterest expense less intangible amortization	20,967	16,813	72,045	50,570
FHLB prepayment penalties	0	325	0	325
Noninterest expense adjusted	$20,967	$16,488	$72,045	$50,245
Efficiency ratio excluding amortization, (gains) losses on securities and FHLB prepayment penalties	50.55%	46.04%	54.00%	46.49%

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (4)	$2,386,184	$27,570	4.62%	$1,917,443	$22,665	4.73%
Taxable securities (2)	1,112,411	5,477	1.97	727,271	3,222	1.77
Tax-exempt securities (2) (4)	473,677	3,814	3.22	360,371	3,065	3.40
Other investments	33,524	199	2.37	19,380	113	2.33
Federal funds sold and other	59,289	205	1.38	95,871	32	0.13
TOTAL EARNING ASSETS	4,065,085	37,265	3.67	3,120,336	29,097	3.73
NONEARNING ASSETS
Cash and due from banks	22,061			23,134
Premises and equipment	38,773			24,890
Allowance for credit losses	(27,490)			(24,758)
Unrealized gains (losses) on securities	(202,807)			25,851
Other assets	269,233			135,255
TOTAL ASSETS	$4,164,855			$3,304,708

INTEREST-BEARING LIABILITIES
Time deposits	$338,794	$586	0.69%	$361,566	$692	0.77%
Brokered time deposits	50,494	142	1.12	0	0	0.00
Savings deposits	832,828	165	0.08	525,560	152	0.12
Demand deposits	1,426,801	2,317	0.65	1,278,099	502	0.16
Short term borrowings	90,978	533	2.34	5,671	0	0.00
Long term borrowings	88,031	886	4.03	51,767	495	3.82
TOTAL INTEREST-BEARING LIABILITIES	2,827,926	4,629	0.65	2,222,663	1,841	0.33

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	969,700			684,419
Other liabilities	36,929			22,418
Stockholders' equity	330,300			375,208
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,164,855			$3,304,708
Net interest income and interest rate spread		$32,636	3.02%		$27,256	3.40%
Net interest margin			3.21%			3.49%

(1) Rates are calculated on an annualized basis.

(2) Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(3) Interest on loans includes fee income of $1.0 million and $2.8 million for 2022 and 2021, respectively, and is reduced by amortization of $786 thousand and $664 thousand for 2022 and 2021, respectively.

(4) For 2022, adjustments of $76 thousand and $779 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2021, adjustments of $87 thousand and $635 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (3) (4)	$2,346,542	$79,008	4.49%	$1,994,687	$70,234	4.69%
Taxable securities (2)	1,074,020	15,287	1.90	524,774	7,452	1.89
Tax-exempt securities (2) (4)	469,878	11,372	3.23	327,938	8,630	3.51
Other investments	32,901	545	2.21	20,372	355	2.32
Federal funds sold and other	82,031	348	0.57	204,037	161	0.11
TOTAL EARNING ASSETS	4,005,372	106,560	3.55	3,071,808	86,832	3.77
NONEARNING ASSETS
Cash and due from banks	27,642			34,297
Premises and equipment	37,871			25,220
Allowance for credit losses	(27,887)			(25,055)
Unrealized gains (losses) on securities	(127,082)			22,668
Other assets	250,431			132,228
TOTAL ASSETS	$4,166,347			$3,261,166

INTEREST-BEARING LIABILITIES
Time deposits	$357,241	$1,782	0.67%	$393,704	$2,955	1.00%
Brokered time deposits	37,400	206	0.73	15,692	75	0.64
Savings deposits	837,937	473	0.07	512,716	510	0.13
Demand deposits	1,422,583	3,644	0.34	1,200,584	1,861	0.21
Short term borrowings	45,568	631	1.85	3,155	7	0.30
Long term borrowings	87,915	2,505	3.80	68,306	1,075	2.10
TOTAL INTEREST-BEARING LIABILITIES	2,788,644	9,241	0.44	2,194,157	6,483	0.39

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	966,173			682,584
Other liabilities	30,904			22,026
Stockholders' equity	380,626			362,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,166,347			$3,261,166
Net interest income and interest rate spread		$97,319	3.11%		$80,349	3.38%
Net interest margin			3.24%			3.49%

(1) Rates are calculated on an annualized basis.

(2) Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.

(3) Interest on loans includes fee income of $3.9 million and $8.5 million for 2022 and 2021, respectively, and is reduced by amortization of $2.2 million and $2.0 million for 2022 and 2021, respectively.

(4) For 2022, adjustments of $238 thousand and $2.3 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2021, adjustments of $274 thousand and $1.8 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income. Net interest income for the three month period ended September 30, 2022, was $31.8 million compared to $26.5 million for the same period in 2021. The increase in net interest income was driven by an increase in interest earning assets, including the acquisition of Cortland, offset by a reduction in PPP interest and fees. Interest and fees associated with PPP loans totaled $1.4 million in the third quarter of 2021 compared to $62 thousand in the third quarter of 2022. The net interest margin was 3.21% in the third quarter of 2022 compared to 3.49% for the third quarter of 2021. The decline in net interest margin in the third quarter of 2022 compared to the third quarter of 2021 was driven by the lower PPP income in 2022 compared to 2021 and a greater percentage of earning assets invested in securities rather than loans.

Net interest income for the nine month period ended September 30, 2022, was $94.7 million compared to $78.3 million for the same period in 2021. The increase in net interest income was driven by many of the same factors as the third quarter increase. The net interest margin was 3.24% for the nine month period ended September 30, 2022 compared to 3.49% for the same period in 2021. The decline in net interest margin for the nine month period ended September 30, 2022 was also driven by many of the same factors as the third quarter decrease.

Noninterest Income. Noninterest income decreased $188 thousand, to $8.8 million for the third quarter of 2022 compared to the third quarter of 2021. Service charges on deposit accounts increased $305 thousand to $1.2 million in the third quarter of 2022 compared to $924 thousand for the third quarter of 2021. The increase was primarily due to the acquisition of Cortland and growth. Insurance commissions increased to $1.1 million in the third quarter of 2022 compared to $799 thousand in the third quarter of 2021. This business line continues to exhibit good growth. Net gains on the sale of loans decreased to $326 thousand in the third quarter of 2022 compared to $1.5 million in the third quarter of 2021. This drop was caused by lower mortgage production compared to the prior year, compressed margins and a lower saleable mix due to the dramatic increase in interest rates in 2022. Security losses for the third quarter of 2022 totaled $17 thousand compared to security gains of $459 thousand for the same period in 2021. Debit card and EFT fees increased to $1.5 million in the third quarter of 2022 compared to $1.2 million in the third quarter of 2021. This increase was due to the Cortland acquisition and increased volumes. Other noninterest income increased to $1.1 million in the third quarter of 2022 compared to $461 thousand in the second quarter of 2021. This increase was due to the acquisition of Cortland and increased income related to investments in SBIC and SBA funds.

Noninterest income for the nine month period ended September 30, 2022, was $36.0 million compared to $28.7 million for the same period in 2021. The increase in noninterest income for the nine month period ended September 30, 2022 was primarily due to $8.4 million in legal settlement income that occurred in the first quarter of 2022.

Noninterest Expense. Total noninterest expense was $21.4 million in the third quarter of 2022 compared with $17.1 million for the third quarter ended September 30, 2021. The year-over-year increase was primarily due to the acquisition of Cortland, continued higher healthcare benefit costs and higher merger related costs in the third quarter of 2022 compared to the same quarter in 2021.

Total noninterest expense was $73.3 million for the nine month period ended September 30, 2022 compared with $51.5 million for the same nine month period in 2021. The increase is mostly due to the same factors as the quarterly increase, but also increased due to a $6.0 million charitable contribution to the Farmers Charitable Foundation and $2.1 million in legal expense associated with the legal settlement in the first quarter of 2022.

Income Taxes. Income tax expense totaled $3.3 million for the quarter ended September 30, 2022, and $3.4 million for the quarter ended September 30, 2021. The effective tax rate for the three month period ended September 30, 2022 and 2021 was 17.7% and 17.3%, respectively.

Income tax expense totaled $9.5 million for the nine month period ended September 30, 2022, and $9.8 million for the same nine month period ended September 30, 2021. The effective tax rate for the nine month period ended September 30, 2022 and 2021 was 16.7% and 17.5%, respectively.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased $32.8 million during the first nine months of 2022 from $112.8 million to $80.0 million. The decrease in the cash balance is part of normal fluctuations on the Company's $4.1 billion balance sheet as well as cash being used to fund growth in the Company's loans and securities.

Securities. Securities available-for-sale decreased by $132.5 million since December 31, 2021 as the gross unrealized gain of $11.7 million on available for sale securities at December 31, 2021 declined to a gross unrealized loss of $290.1 million at September 30, 2022 due to the rise in U.S. treasury rates during the first nine months. The Company also purchased securities totaling $239.1 million during the nine months ended September 30, 2022 offset by the proceeds from maturities, repayments and sales of securities totaling $66.0 million.

Loans. Gross loans (excluding loans held for sale) were $2.40 billion at September 30, 2022, compared to $2.33 billion at December 31, 2021. Gross loans increased $68.9 million during the first nine months of 2022 as the third quarter exhibited broad based strength as the Company saw growth across every major loan category exclusive of PPP loans.

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
Nonperforming loans	$12,976	$14,107	$14,046	$16,195	$14,744
Nonperforming loans as a % of total loans	0.54%	0.59%	0.61%	0.69%	0.78%
Loans delinquent 30-89 days	$6,659	$8,716	$7,304	$8,891	$6,944
Loans delinquent 30-89 days as a % of total loans	0.28%	0.37%	0.32%	0.38%	0.37%
Allowance for credit losses	$27,282	$27,454	$27,015	$29,386	$23,136
Allowance for credit losses as a % of loans	1.14%	1.16%	1.17%	1.26%	1.22%
Allowance for credit losses as a % of nonperforming loans	210.25%	194.61%	192.33%	181.45%	156.92%
Annualized net charge-offs to average net loans outstanding	0.10%	0.01%	0.25%	0.06%	0.06%
Non-performing assets	$13,042	$14,107	$14,046	$16,195	$14,744
Non-performing assets as a % of total assets	0.32%	0.34%	0.33%	0.39%	0.44%
Net charge-offs for the quarter	$605	$42	$1,441	$313	$286

Due to a decrease in a specific reserve on one loan, and a continued decline in historical loss ratios, the Company recorded a credit provision for credit losses of $15 thousand for the nine month period ended September 30, 2022, compared to the $472 thousand recorded in the same period of 2021. The Company also recorded a $15 thousand and $721 thousand provision for unfunded loans for the three and nine month periods ended September 30, 2022, respectively. The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change. The allowance for credit losses as a percentage of the total loan portfolio was 1.14% at September 30, 2022 and 1.26% at December 31, 2021. Early stage delinquencies, which are loans 30 - 89 days delinquent, as a percentage of total loans decreased from 0.38% at December 31, 2021, to 0.28% at September 30, 2022, and non-performing loans as a percentage of total loans decreased from 0.69% at December 31, 2021, to 0.54% at September 30, 2022. The allowance for credit losses to non-performing loans increased from 181.45% at December 31, 2021, to 210.25% at September 30, 2022.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at September 30, 2022, is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased $20.0 million from December 31, 2021, to September 30, 2022, to a balance of $3.57 billion. The increase of $20.0 million since December 31, 2021 is due to seasonality in public fund balances and continued growth in business and consumer deposits. In addition, the Company added $42.5 million in brokered deposits during the first nine months of 2022.

Borrowings. Total borrowing balances increased from $87.8 million at December 31, 2021 to $243.1 million at September 30, 2022, due to a $155 million FHLB advance.

Capital Resources. Total stockholders’ equity decreased $206.8 million, or 43.8%, during the nine month period ended September 30, 2022. The decrease in stockholders’ equity was primarily due to an $238.5 million decline in accumulated other comprehensive income and dividends paid to shareholders offset by net income for the nine month period ended September 30, 2022. The rapid increase in U.S. treasury rates has had a negative effect on the value of the Company’s available for sale securities, and in turn, the dollar amount that flows through accumulated other comprehensive income. Shareholders received $0.16 per share, per quarter, in cash dividends in the first three quarters of 2022. Book value per share decreased from $13.94 per share at December 31, 2021 to $7.80 per share at September 30, 2022.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At September 30, 2022 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 13.36%, total risk-based capital ratio stood at 17.44%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 13.97% and 10.24%, respectively, at September 30, 2022. The Company opted not to phase in, over 3 years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2021. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2022.

Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to adopt a simple leverage ratio to measure capital adequacy. The community bank leverage ratio framework removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that opts into the framework. The Company has not elected to adopt this framework.

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

The Company evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized costs basis (impairment) is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income. Both the ACL and the charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL. The Company has recorded no ACL related to the investment portfolio as of September 30, 2022.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At September 30, 2022, this line of credit totaled $35 million of which the Bank had not borrowed against. In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. There was no balance on these lines at September 30, 2022 and December 31, 2021. Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis. As of September 30, 2022, the Bank had outstanding balances with the FHLB of $155.0 million with additional borrowing capacity of approximately $550.8 million, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds with the posting of collateral. The Bank views its membership in the FHLB as a solid source of liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $630.0 million at September 30, 2022, and $606.8 million at December 31, 2021. Additionally, the Company committed up to $17.2 million in subscriptions in Small Business Investment Company investment funds. At September 30, 2022, the Company has invested $15.4 million in these funds.

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

The Company considers the primary market exposure to be interest rate risk. Simulation analysis is used to monitor the Company’s exposure to changes in interest rates, and the effect of the change to net interest income. The following table shows the effect on net interest income and the net present value of equity in the event of sudden and sustained interest rate increases and sudden and sustained interest rate decreases.

Changes In Interest Rate (basis points)	September 30, 2022 Result	December 31, 2021 Result	ALCO Guidelines
Net Interest Income Change
+300	0.8%	4.5%	-10.0%
+200	0.7%	3.2%	-7.5%
+100	0.4%	1.5%	-5.0%
-100	-3.7%	-4.1%	-5.0%
-200	-8.7%	*	-10.0%
-300	-13.3%	*	-15.0%
Net Present Value Of Equity Change
+300	-8.8%	6.2%	-10.0%
+200	-5.1%	7.6%	-7.5%
+100	-2.1%	6.1%	-5.0%
-100	-2.4%	-12.4%	-10.0%
-200	-8.6%	*	-15.0%
-300	-19.7%	*	-20.0%

* Not calculated for December 31, 2021.

The results of the simulations indicate that interest rate change results fall within internal limits established by the Company at September 30, 2022. The change in the net present value of equity exceeded internal guidelines at December 31, 2021, when the simulation model assumed a sudden decrease in rates of 100 basis points (1%). This was primarily due to the positive impact on the fair value of assets not being as great as the negative impact on the fair value of certain liabilities. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. Management will continue to monitor any policy exceptions and may consider changes to the asset/liability position in the future. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. It is management’s opinion that hedging instruments currently available are not a cost effective means of controlling interest rate risk for the Company. Accordingly, the Company does not currently use financial derivatives, such as interest rate options, swaps, caps, floors or other similar instruments, but does utilize swaps to accommodate large commercial borrowers that desire longer term fixed rates and mortgage banking derivatives that are not designated as hedge instruments.

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions. At September 30, 2022, the Company had 546,182 shares remaining to be repurchased under this program. There were no shares repurchased under the program during the three and nine month periods ended September 30, 2022.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

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

Dated: November 8, 2022

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 8, 2022

/s/ A. Troy Adair
A. Troy Adair Executive Vice President, Chief Financial Officer and Secretary