Form 10-K
period 2022-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2023-03-09
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the estimated aggregate market value of the registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $468.7 million based upon the last sales price as of June 30, 2022 reported on NASDAQ. (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed as admission by the registrant that such person is an affiliate of the registrant).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

As of March 1, 2023, the registrant had outstanding 37,944,511 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2023	III
Annual Meeting of Shareholders

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341. Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.” Farmers’ business activities are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment. For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2022, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

The Farmers National Bank of Canfield

On January 1, 2023, Farmers National Banc Corp. (the “Company”) completed its previously announced merger with Emclaire Financial Corp., a Pennsylvania corporation and registered financial holding company (“Emclaire”), pursuant to the Agreement and Plan of Merger dated as of March 23, 2022, by and among the Company, FMNB Merger Subsidiary V, LLC, a wholly owned subsidiary of Farmers (“Merger Sub”), and Emclaire (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) Emclaire merged with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity in the Merger. Promptly following the consummation of the Merger, Merger Sub was dissolved and liquidated and The Farmers National Bank of Emlenton, the banking subsidiary of Emclaire, merged with and into The Farmers National Bank of Canfield, the national banking subsidiary of the Company (“Farmers Bank”), with Farmers Bank as the surviving bank. Pursuant to the terms of the Merger Agreement, at the Effective Time of the Merger, each common share, without par value, of Emclaire (“Emclaire Common Shares”) issued and outstanding immediately prior to the Effective Time (except for certain Emclaire Common Shares held directly by Emclaire or the Company) was converted into the right to receive, without interest, $40.00 in cash (the “Cash Consideration”) or 2.15 common shares, without par value, of the Company (“Company Common Shares”) (the “Stock Consideration”), subject to an overall limitation of 70% of the Emclaire Common Shares being exchanged for the Stock Consideration and the remaining 30% of Emclaire Common Shares being exchanged for the Cash Consideration. No fractional Company Common Shares were issued in the Merger, and Emclaire’s shareholders became entitled to receive cash in lieu of fractional Company Common Shares. Emclaire operated 19 branches in ten counties throughout western Pennsylvania.

On November 1, 2021, the Company completed the merger with Cortland Bancorp Inc. (“Cortland”), the parent company of The Cortland Savings and Banking Company (“Cortland Bank”), pursuant to the Agreement and Plan of Merger, dated as of June 22, 2021, as amended by that certain Amendment to Agreement and Plan of Merger, dated October 12, 2021 (collectively, the “Merger Agreement”), by and among the Company, Cortland, and FMNB Merger Subsidiary IV, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, on November 1, 2021, Cortland merged with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity in the Merger. Promptly following the consummation of the Merger, Merger Sub was dissolved and liquidated and Cortland Bank merged with and into the Bank (the “Bank Merger”), with the Bank as the surviving bank in the Bank Merger. The transaction received the approval of Cortland’s shareholders and all customary regulatory approvals. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each common share, without par value, of Cortland issued and outstanding immediately prior to the effective time (except for certain Cortland common shares held directly by Cortland or the Company) was converted into the right to receive, without interest, $28.00 per share in cash or 1.75 shares of the Company’s common stock, subject to an overall limitation of 75% of the Cortland shares being exchanged for the Company’s shares and the remaining 25% being exchanged for cash. Cortland Bank had branches located in Cuyahoga, Portage, Mahoning, Summit and Trumbull Counties in Ohio. Additional discussion about the acquisitions can be found in Note 2 to the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

The Bank is a full-service national banking association engaged in commercial and retail banking mainly in Mahoning, Trumbull, Columbiana, Wayne, Holmes, Geauga, Cuyahoga, Medina, Summit, Portage and Stark Counties in Ohio and a location in Beaver County, Pennsylvania. The Bank’s commercial and retail banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines, internet banking, travel cards, “E” Bond transactions, brokerage services and other miscellaneous services normally offered by commercial banks.

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2022, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

Farmers National Captive, Inc.

Captive was formed during 2016 and is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and its subsidiaries. The Captive pools resources with similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not currently available or economically feasible in today’s insurance market place. Captive does not account for a material portion of the revenue and, therefore, will not be discussed individually, but as part of the Company.

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

Human Capital

Our core values of Integrity, Respect, Diligence, Stewardship, Commitment, Relationships and Performance represent our belief that our long-term success is closely tied to having a dedicated and engaged workforce. We are committed to attracting, developing, and retaining associates who reflect the communities in which we serve. As of December 31, 2022, Farmers and its subsidiaries had 546 full-time equivalent employees. The market for top talent is highly competitive, and we recognize that workforce turnover is not only financially costly, but also is not aligned with our commitment to our team. Farmers is committed to supporting a high performing, collaborative culture that provides the foundation to attract and retain the best associates in banking. By investing in our team, we also invest in our financial future. We offer all of our associates a comprehensive benefits package that includes medical, dental and vision insurance, a flexible spending plan, prescription drug coverage, group life insurance, short-term and long-term disability insurance, a traditional 401(k) Plan, a Roth IRA plan, competitive paid time off/paid holidays, competitive incentives, an annual Profit Sharing Plan and an Employee Stock Purchase Plan.

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

Our Company has taken workplace safety very seriously throughout the COVID-19 pandemic (“COVID-19”). As the scope of the pandemic broadened, Farmers implemented specific protocols in our Disaster Recovery Plan designed to safeguard our employees and clients. We secured and distributed the necessary PPE to all locations, enacted all applicable government-mandated/CDC-recommended guidelines for safe social distancing (including the installation of Plexiglass barriers, floor spacing markers and hand-sanitizer stations), restricted lobby access as needed, promoted the use of drive-thru banking, internet banking and the use of ITM’s, provided additional PTO time for front-line employees, enabled secure work-from-home access for back-office/support personnel, paid additional bonuses to associates making less than $50,000 annually, waived medical plan cost-sharing for tele-health and COVID-19 testing, provided increased facility cleaning and disinfecting frequency including the introduction of germ mitigation services and allowing for flexible scheduling options where appropriate.

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

Basel III allows for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. The Company and the Bank made this opt-out election in the first quarter of 2015 to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investment securities portfolio.

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

Prompt Corrective Action

The federal banking agencies have established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

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

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, federally-insured institutions. It also may prohibit any federally-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and Farmers Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and Farmers Bank. Furthermore, as COVID-19 evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act.

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

Cybersecurity

Federal banking regulators issued two related statements regarding cybersecurity in 2015. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The second statement indicates that management of financial institutions are expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cybersecurity attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cybersecurity attack. If the Bank fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

In November 2021, the federal bank regulatory agencies issued a final rule, that became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity or availability of information or the information system occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determine a computer-security incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a computer-security incident that has occurred, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

The Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require certain covered entities to report a covered incident to the U.S. Department of Homeland Security's Cybersecurity & Infrastructure Security Agency ("CISA") within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations and many states have recently implemented or modified their data breach notification and data privacy requirements. The Company expects this trend of state-level cybersecurity regulatory activity to continue, and continues to monitor these developments.

In the ordinary course of its business, the Bank relies on electronic communications and information systems to conduct its operations and to store sensitive data, and employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding these defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While the Bank has not, to date, detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Bank’s systems and those of its customers and third-party service providers are under constant threat and it is possible that we could experience a future significant event. The Bank expects risks and exposures related to cybersecurity attacks to remain high for the foreseeable future. For further discussion of risks related to cybersecurity, see “Item 1A Risk Factors.”

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

Information About Our Executive Officers

The names, ages and positions of Farmers’ executive officers as of March 1, 2023:

Name	Age	Title
Troy Adair	56	Executive Vice President, Secretary and Treasurer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank
Timothy Carney	57	Senior Executive Vice President and Chief Banking Officer of Farmers Bank
James M. Gasior	63	Senior Executive Vice President and Corporate Development Officer of Farmers Bank
Kevin J. Helmick	51	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	53	Senior Vice President and Chief Information Officer of Farmers Bank
Michael E. Matuszak	55	Executive Vice President and Chief Operating Officer of Farmers Bank
Mark A. Nicastro	52	Senior Vice President and Chief Human Resources Officer of Farmers Bank
Michael Oberhaus	46	Senior Vice President and Chief Risk Officer of Farmers Bank
Joseph W. Sabat	62	Vice President and Chief Accounting Officer of Farmers Bank
Timothy F. Shaffer	61	Executive Vice President and Chief Credit Officer of Farmers Bank
Amber Wallace Soukenik	57	Executive Vice President and Chief Retail/Marketing Officer of Farmers Bank
Mark J. Wenick	63	Senior Vice President and Chief Wealth Management Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Adair has served as Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Farmers and Executive Vice President and Chief Financial Officer of Farmers Bank since August 2021 when he replaced Carl Culp, the former Chief Financial Officer, who retired. Mr. Adair joined Farmers in June of 2021 as Executive Vice President of Finance. Prior to that time, Mr. Adair was the treasurer of Home Savings Bank/Premier Bank from February 2016 through June of 2021 and Director of Risk Management from February of 2002 to February of 2016. Mr. Adair has 35 years of experience in finance and accounting in the banking industry.

Mr. Carney was appointed Senior Executive Vice President and Chief Banking Officer of Farmers Bank in November 2021 after the completion of the Merger with Cortland. Prior to joining Farmers, Mr. Carney, served as Senior Vice President, Chief Operations Officer and Secretary of Cortland since November 2009. In addition, Mr. Carney was a director of Cortland Bancorp from 2009 until November 2021. Prior to joining Cortland, Mr. Carney was employed by Ernst & Young and had experience in all financial activities and financial reporting, audit preparation, budgeting, and knowledge of government regulatory requirements. Mr. Carney is currently a board member of the Foundation for Eastern Gateway Community College.

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

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013. Prior to becoming President, Mr. Helmick was Secretary of Farmers and Executive Vice

President – Wealth Management and Retail Services of Farmers Bank since January 2012. Mr. Helmick has been with the Company for 28 years and has a retail and investment background, including an MBA and CFP designation. From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Farmers Investments. In 2008, Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of the retail investment area of Farmers Bank, Farmers Insurance, and all branch sales and operational functions.

Mr. Jackson is the Senior Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009. Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993. He has over 30 years of experience in the IT field. Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Senior Vice President and Chief Human Resources Officer of Farmers Bank. Mr. Nicastro was appointed to that position in 2017 and previously served as Director of Human Resources since joining Farmers in July 2009. Prior to that, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007. Mr. Nicastro has an MBA, and has more than 25 years of experience in Human Resource Management from both large multi-national banks and regional community banks. He was appointed as an executive officer in 2012.

Mr. Matuszak is the Executive Vice President, Chief Operating Officer of Farmers Bank, a position he has held since December of 2022. Most recently, Matuszak served as the Vice President, Cloud Services with Wellmark Blue Cross Blue Shield for 6 years, becoming Vice President, Cloud Services and CISO n 2019. Matuszak has more than 25 years of experience in operations, facilities, cybersecurity and software development throughout the financial services, insurance and healthcare industries. He also holds certifications in Six Sigma and ITIL and a master’s degree in technical communications.

Mr. Oberhaus is currently the Senior Vice President and Chief Risk Officer of Farmers Bank. Mr. Oberhaus joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015 as the company’s Enterprise Risk Manager. Prior to the merger Mr. Oberhaus served as the SVP and Chief Risk Officer of First National Bank of Orrville and brings more than 25 years of experience in banking.

Mr. Sabat is the Vice President and Chief Accounting Officer of Farmers Bank. Mr. Sabat was appointed to that position in June 2021 and previously served as Controller of Farmers Bank since April 2006. Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm. Mr. Sabat has 27 years of experience in the accounting, finance and auditing fields. He is a certified public accountant and was appointed as an executive officer in 2012.

Mr. Shaffer serves as Executive Vice President and Chief Credit Officer and has held that title since February of 2021. Previously, Mr. Shaffer served as Regional President and held that title from July of 2015 through 2020. Mr. Shaffer also served as the Director of Commercial Banking & Private Client Services. In October of 2011, Mr. Shaffer joined Farmers Bank as the Commercial Lending Manager, overseeing commercial lending, small business lending and treasury management. Mr. Shaffer has over 33 years of Banking and Lending experience in the Mahoning Valley market. Mr. Shaffer was appointed as an executive officer in 2014.

Ms. Wallace Soukenik has served as Executive Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013. In August 2008, Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing. She has 33 years of experience in the marketing field. Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital, where she managed a $14 million endowment, a $1.5 million marketing budget and all physician contracts. She was appointed as an executive officer in 2012.

Mr. Wenick is Executive Vice President and Chief Wealth Management Officer of Farmers Bank. Prior to coming to Farmers National Bank in 2017, Mr. Wenick was regional president of Chemical Bank for 3 years. Prior to that, Mr. Wenick spent 5 years in local bank investment and trust positions. He brings more than 40 years of financial expertise in the area of wealth management.

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

Our success depends in part on national and local economic, political, and market conditions as well as governmental monetary and other financial policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply, governmental fiscal policies and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If during a period of reduced real estate values we are required to liquidate the collateral securing loans to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. The majority of our loans are to individuals and businesses in Northeast Ohio. Consequently, further significant declines in the economy in the area could have a material adverse effect on our business, financial condition or results of operations. It is uncertain when credit trends in our market will reverse, and, therefore, future earnings are susceptible to further declining credit conditions in the market in which we operate. The continued impact on economic conditions caused by the currently inflationary environment and increases in market interest rates could have an adverse effect on our asset quality, deposit levels and loan demand, and, therefore, our financial condition and results of operations.

Instability in geopolitical matters, as well as volatility in financial markets, may have a material adverse effect on our industry and our business.

The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. The ongoing invasion of Ukraine by Russian military forces that began in early 2022 resulted in significant market and other disruptions, including volatility of commodity prices and supply of energy, food, and other commodities. Trade negotiations between the U.S. and other nations remain uncertain as the extent and duration of this military conflict and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

The economic impact of COVID-19 or any other pandemic could adversely affect our business, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVlD-19, negatively impacted global, national and local economies, which in turn disrupted the businesses, activities, and operations of our customers, as well as our business and operations.

Given the ongoing and potentially dynamic nature of COVID-19, it is difficult to predict the full impact of COVID-19, including new variants thereof, on our business, financial condition, and result of operations. The extent of such future impact will depend on future developments, which remain uncertain. Among the factors outside of our control that may result in a significant and/or sustained decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us include:

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

The COVID-19 pandemic, caused us to modify certain of our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences during the pandemic. The continuation of work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

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

We maintain an allowance for credit losses in our financial statements. Under CECL the credit loss estimation process involves procedures that consider the unique characteristics of the Company’s loan portfolio segments, based on estimates and assumptions at that date. However, the amount of actual future credit losses we may incur is susceptible to changes in economic, operating and other conditions within our various local markets, which may be beyond our control, and such losses may exceed current estimates. Although Management believes that the Company’s allowance for credit losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot estimate loan losses with certainty, and we cannot provide any assurances that our allowance for loan losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves may adversely affect our financial condition and results of operations.

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

We have limited exposure to LIBOR, with total exposure as of December 31, 2022 of approximately $109.1 million. We do not believe the change to a benchmark like SOFR will have a material impact on our financial condition, results of operations or cash flows.

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

As of December 31, 2022, approximately 75.8% of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

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

As of December 31, 2022, approximately 14.6% of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed or operate at reduced capacities, the impact on the national economy continues to worsen, or more clients draw on their lines of credit or seek additional loans to help finance their businesses. Small and mid-sized businesses make up a significant portion of our commercial loan portfolio and are particularly vulnerable to adverse financial effects of the COVID-19 pandemic due to their increased reliance on continuing cash flow to fund day-to-day operations. Although federal government programs such as the Paycheck Protection Program (“PPP”) that were designed to support individuals, households and businesses impacted by the economic disruptions caused by the COVID-19 pandemic, have sought, and may further seek, to provide relief to these types of businesses, there can be no assurance that these programs will succeed. As of December 31, 2022, we hold and service PPP loans. While a large number of our PPP borrowers have applied for and received full or partial forgiveness of their loan obligations, we still have credit risk on the remaining PPP loans in the event that a determination is made by the SBA that there is a deficiency in the manner in which a loan was originated, funded or serviced, including any issue with the eligibility of a borrower to receive funding. In such a case, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the SBA has already paid under the guaranty, seek recovery of any related loss from us.

We are subject to certain risks with respect to liquidity.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits – savings and money market accounts, time deposits less than $250 thousand and demand deposits—comprised approximately 92.4% of total deposits at December 31, 2022. Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $782.9 million at December 31, 2022. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

We completed the acquisition of Cortland Bancorp in November of 2021 and the acquisition of Emclaire on January 1, 2023. The successful integration of these acquisitions depends on our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses. Potential difficulties we may encounter as part of the integration process include the following:

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

As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information could be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, or disrupt our operations, and have a material adverse effect on our business, financial condition or results of operations. We also depend on third-party vendors for components of our business infrastructure. While we have carefully selected these third-party vendors, we do not control their operations. Further, the operations of our third-party vendors could fail or otherwise become delayed. As such, our business and operations could be adversely affected in the event these vendors are unable to perform their various responsibilities and we are unable to timely and cost-effectively identify acceptable substitute providers.

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

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the Deposit Insurance Fund, and not to benefit our shareholders. Regulations affecting banks and financial services businesses are undergoing continuous change, including the stimulus programs issued in connection with the COVID-19 pandemic, and management cannot predict the effect of these changes. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect our shareholders and us.

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

Item 2. Properties.

At December 31, 2022, the Company conducted its business from its main office at 20 and 30 South Broad Street, Canfield, Ohio and 46 full-service banking centers and 3 stand-alone loan production offices located in northeast Ohio and western Pennsylvania. Farmers Trust operates five offices in northeast Ohio and Farmers Insurance operates two offices. Farmers also has a back-office operations facility located in Niles, Ohio. See Note 8 to the Consolidated Financial Statements for additional information.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market. Farmers had 37,944,511 common shares outstanding and approximately 4,177 holders of record of common shares at March 1, 2023. The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Certain limitations and restrictions on the ability of Farmers to continue to pay quarterly dividends are described under the caption “Capital Resources” in Item 7 of this Part II, and under the caption “Dividends and Transactions with Affiliates” in Item 1 of Part I.

Quarter Ended	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
High	$20.00	$17.28	$15.69	$15.46
Low	$16.19	$14.47	$13.06	$12.41
Cash dividends paid per share	$0.16	$0.16	$0.16	$0.17

Quarter Ended	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
High	$18.26	$17.99	$16.03	$18.99
Low	$13.03	$15.37	$14.57	$15.69
Cash dividends paid per share	$0.11	$0.11	$0.11	$0.14

Purchases of Common Shares by Farmers.

On July 30, 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions. This 2019 Repurchase Program supersedes the Company’s prior share repurchase program initially approved in 2012 authorizing the purchase of up to 920,000 shares of common stock. The 2019 Repurchase Program may be modified, suspended or terminated by the Company at any time. No shares were repurchased in 2022. No shares were repurchased in 2022. Shares totaling 10,851 were repurchased during 2021. There were 546,182 shares left to be repurchased under this plan at December 31, 2022.

On March 1, 2023, the Company announced that its Board of Directors authorized the purchase of up to 1,000,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions. This 2023 Repurchase Program supersedes the Company’s prior share repurchase program discussed above. The 2023 Repurchase Program may be modified, suspended or terminated by the Company at any time.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2022, 2021 and 2020. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

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
•
the length and extent of the economic impacts of the ongoing conflict in Ukraine;
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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021.

The Company reported net income of $60.6 million for the year ended December 31, 2022, compared to $51.8 million for the year ended December 31, 2021. The Company reported $1.79 per diluted common share in 2022 compared $1.77 per diluted common share in 2021. The results for 2022 include a full year of income and expense from Cortland compared to ten months in 2021.

Net Interest Income

The Company’s net interest income represents the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company recognized net interest income of $124.2 million for the year ended December 31, 2022, compared to $108.0 million for the year ended December 31, 2021. The tax-equivalent net interest margin declined to 3.18% for 2022 compared to 3.45% for the year ended December 31, 2021. The margin declined due to a lower level of PPP interest income and fees in 2022 compared to 2021 and increased funding costs associated with the Federal Reserve's aggressive rate increases in 2022. In addition, the balance of securities available for sale as a percentage of interest earning assets is higher in 2022 than in 2021. These balances generally have a lower yield than loans, which, in turn, negatively impacts the net interest margin.

Total interest income increased from $116.5 million in 2021 to $142.1 million for the year ended December 31, 2022. The increase was primarily due to an increase in the average balance of loans and securities offset by a decline in the yields received on loans and tax exempt securities.

Interest income on loans increased to $107.8 million for the year ended December 31, 2022 compared to $94.8 million for the year ended December 31, 2021. This increase was due to the average loan balances increasing $317.4 million from the year ended December 31, 2021 to December 31, 2022. The increase was mainly a result of twelve months of acquired Cortland loans in 2022, compared to two months in 2021. The yield on loans declined to 4.58% in 2022 from 4.66% in 2021.

Income on taxable securities increased by $9.4 million in 2022 due to greater average balances of $464.5 million in 2022 and higher yields on the securities. The increased balance was due to the Cortland acquisition and purchases of securities. Income on tax exempt securities increased $2.4 million in 2022. The increase in income on tax-exempt securities was due to an increase in the average balance of $117.2 million offset by a decline in the yield on these securities of 24 basis points ("bp").

Interest expense increased $9.4 million to $17.9 million in 2022 from $8.5 million in 2021. The increase was due to a larger volume of interest-bearing liabilities and higher rates on deposits and borrowings. The average balance of interest-bearing deposits increased $442.2 million to $2.7 billion at December 31, 2022 primarily due to the Cortland acquisition while the cost of interest-bearing deposits increased by 19 bp year over year. Interest expense related to interest-bearing deposits was $13.1 million in 2022 compared to $6.8 million in 2021.

Interest expense on short-term borrowings increased from $11 thousand in 2021 to $1.4 million in 2022. This increase was due to the increased usage of short term borrowings and an increase in the cost of those borrowings due to the Federal Reserve increasing the fed funds rate 425 bp in 2022. Interest on long-term borrowings increased to $3.4 million in 2022 from $1.7 million in 2021. This increase was primarily due to the increased cost of some of the long term borrowings that are tied to variable rates and which increased in 2022.

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2022			2021			2020
	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (3)	$2,358,724	$108,100	4.58%	$2,041,347	$95,180	4.66%	$2,062,936	$98,779	4.79%
Taxable securities (2)	1,081,966	20,843	1.93	617,475	11,399	1.85	209,817	5,423	2.58
Tax-exempt securities (2) (3)	465,855	14,952	3.21	348,627	12,027	3.45	250,394	9,675	3.86
Other investments	33,153	871	2.63	21,912	498	2.27	16,073	543	3.38
Federal funds sold and other cash	76,253	684	0.90	180,718	200	0.11	124,447	298	0.24
Total earning assets	4,015,951	145,450	3.62	3,210,079	119,304	3.72	2,663,667	114,718	4.31

NONEARNING ASSETS

Cash and due from banks	27,360			23,204			35,647
Premises and equipment	38,278			28,227			25,563
Allowance for Loan Losses	(27,739)			(25,187)			(17,454)
Unrealized gains on securities	(170,617)			19,589			20,067
Other assets	261,475			149,972			141,904
Total Assets	$4,144,708			$3,405,884			$2,869,394

INTEREST-BEARING LIABILITIES

Time deposits	$360,687	$3,044	0.84%	$393,039	$3,652	0.93%	$480,302	$8,083	1.68%
Brokered time deposits	56,965	1,240	2.18	11,737	75	0.64	72,472	1,057	1.46
Savings deposits	846,418	1,352	0.16	569,179	712	0.13	462,021	1,080	0.23
Demand deposits - interest bearing	1,392,058	7,449	0.54	1,240,014	2,336	0.19	856,462	4,161	0.49
Short term borrowings	55,668	1,408	2.53	3,957	11	0.28	20,764	359	1.73
Long term borrowings	87,972	3,427	3.90	70,057	1,683	2.40	82,451	1,396	1.69
Total Interest-Bearing Liabilities	2,799,768	17,920	0.64	2,287,983	8,469	0.37	1,974,472	16,136	0.82

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits - noninterest bearing	959,294			714,978			546,177
Other Liabilities	34,180			23,498			21,570
Stockholders' equity	351,466			379,425			327,175
Total Liabilities and
Stockholders' Equity	$4,144,708			$3,405,884			$2,869,394

Net interest income and interest rate spread		$127,530	2.98%		$110,835	3.35%		$98,582	3.49%

Net interest margin			3.18%			3.45%			3.70%
(1)
Interest on loans includes fee income of $4.5 million, $10.3 million and $8.3 million for 2022, 2021 and 2020, respectively, and is reduced by amortization of $3.0 million, $2.6 million and $2.7 million for 2022, 2021 and 2020, respectively.
(2)
Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)
For 2022, adjustments of $310 thousand and $3.1 million were made to tax equate income on tax exempt loans and tax exempt securities. For 2021, adjustments of $360 thousand and $2.5 million were made to tax equate income on tax exempt loans and tax exempt securities. For 2020, adjustments of $400 thousand and $2.0 million were made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2022 change from 2021			2021 change from 2020
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$12,920	$14,798	$(1,878)	$(3,599)	$(1,034)	$(2,565)
Taxable securities	9,444	8,575	869	5,976	10,536	(4,560)
Tax-exempt securities	2,925	4,044	(1,119)	2,352	3,796	(1,444)
Other investments	373	255	118	(45)	197	(242)
Funds sold and other cash	484	(116)	600	(97)	135	(232)
Total interest income	$26,146	$27,556	$(1,410)	$4,587	$13,630	$(9,043)

Interest Expense
Time deposits	$(608)	$(301)	$(307)	$(4,431)	$(1,469)	$(2,962)
Brokered time deposits	1,165	289	876	(982)	(886)	(96)
Savings deposits	640	347	293	(368)	250	(618)
Demand deposits	5,113	286	4,827	(1,825)	1,863	(3,688)
Short term borrowings	1,397	144	1,253	(348)	(291)	(57)
Long term borrowings	1,744	430	1,314	287	(210)	497
Total interest expense	$9,451	$1,195	$8,256	$(7,667)	$(743)	$(6,924)

Increase (decrease) in tax equivalent net interest income	$16,695	$26,361	$(9,666)	$12,254	$14,373	$(2,119)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Noninterest Income

The Company's total noninterest income increased to $44.2 million for the year ended December 31, 2022 compared to $38.2 million for the year ended December 31, 2021. Major categories of noninterest income are discussed below.

Service charges on deposit accounts increased to $4.7 million in 2022 from $3.7 million for the year ended December 31, 2021. The increase was due to acquisition of Cortland and an increased level of overdraft fee income.

Bank owned life insurance income increased to $1.8 million for the year ended December 31, 2022 from $1.3 million for the year ended December 31, 2021. This increase was due to the addition of Cortland as well as proceeds from death benefits of $184,000 received from the policies.

Trust fees increased to $9.6 million in 2022 from $9.4 million in 2021 while investment commissions decreased from $2.3 million in 2021 to $2.2 million in 2022. The trust business continued to grow in 2022 even with the uncertain economic environment and volatile markets. The investment commissions declined primarily due to volatile equity markets.

Insurance agency commissions increased from $3.5 million in 2021 to $4.4 million in 2022, an increase of 27.4%. This growth was driven by increased business volume along with the acquisition of Champion Insurance.

Security gains, including fair value changes on equity securities, decreased by $1.5 million in 2022. The Company recorded a loss on the sale of securities of $454,000 in 2022 compared to a gain of $1.0 million in 2021. The Company elected to restructure a portion of its investment portfolio in 2022 that resulted in the loss.

The net gains on the sale of loans declined by $6.2 million in 2022 to $2.1 million from $8.3 million in 2021. The decline was due to a decline in margins as well as the volume of loans sold. In addition, the Company recognized a gain of $239 thousand in 2021 for the sale of the Company’s credit card portfolio.

Debit card fees increased to $5.8 million in 2022 compared to $5.1 million in 2021. The increase was primarily due to the addition of Cortland.

The Company recorded an $8.4 million gain related to a legal settlement in 2022. No gain was recorded in 2021.

Other operating income increased to $4.0 million for the year ended December 31, 2022 from $2.3 million for the year ended December 31, 2021. This increase was due to the addition of Cortland and higher SBIC/SBA fund income in 2022 compared to 2021.

Noninterest Expenses

Noninterest expense was $94.4 million for the year ended December 31, 2022, compared to $79.2 million in 2021, which was an increase of $15.2 million, or 19.2%. The increase is primarily due to the merger with Cortland with the added employees and operating costs associated with a larger bank.

Salaries and employee benefits increased by $5.6 million to $45.0 million in 2022 compared to $39.4 million in 2021. This increase was primarily due to the Company having a higher level of employees due to the addition of Cortland.

Occupancy and equipment expense increased $2.9 million to $11.4 million in 2022 from $8.5 million in 2021. The increase was due to the higher level of facilities maintenance associated with the additional Cortland properties.

Professional fees increased to $6.1 million in 2022 from $4.2 million in 2021. The increase was due to Cortland and a higher level of consulting expense in 2022.

Merger related costs decreased to $4.1 million in 2022 compared to $7.1 million in 2021. This increase was due to the acquisition of Cortland in 2021, while 2022 costs were from the Emclaire acquisition that was completed on January 1, 2023.

An additional special charitable donation of $6.0 million was made during 2022 compared to no additional donation in 2021. The donation was made possible by the $8.4 million legal settlement income discussed above.

Income Taxes

Income tax expense increased from $10.3 million for the year ended December 31, 2021 to $12.2 million for the year ended December 31, 2022. The increase was due to a $10.7 million increase in income before income taxes. Income taxes are computed using the appropriate effective tax rates for each period. The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income. The effective income tax rate was 16.8% for 2022 and 16.5% in 2021. Refer to Note 18 to the consolidated financial statements for additional information regarding the effective tax rate.

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

Interest on short-term borrowings declined to $7 thousand in 2021 compared to $359 thousand in 2020 as the Company paid off these borrowings in 2021. Interest on long-term borrowings increased to $1.7 million in 2021 from $1.4 million in 2020.

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

Years Ended December 31,	2022		2021		2020		2019		2018
Commercial Real Estate	$1,026,822	42.6%	$1,010,674	43.3%	$712,818	34.3%	$615,521	34.0%	$578,181	33.3%
Commercial	294,406	12.2	312,532	13.4	401,003	19.3	255,458	14.1	244,742	14.1
Residential Real Estate	607,557	25.3	580,242	24.9	523,340	25.2	499,301	27.6	492,133	28.4
Consumer	228,794	9.5	195,343	8.4	208,842	10.0	214,998	11.9	221,795	12.8
Agricultural	247,171	10.3	232,291	10.0	232,041	11.2	226,261	12.4	198,989	11.4
Total Loans	$2,404,750	100.0%	$2,331,082	100.0%	$2,078,044	100.0%	$1,811,539	100.0%	$1,735,840	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for loans listed above as of December 31, 2022:

Types of Loans	1 Year or less	1 to 5 Years	5 to 15 Years	Over 15 Years
Commercial	$22,755	$147,091	$81,616	$42,944
Commercial Real Estate	$57,131	$286,471	$604,796	$78,424
Residential Real Estate	$6,732	$35,409	$143,217	$422,199
Consumer	$3,107	$89,741	$124,831	$11,115
Agricultural	$2,297	$32,576	$49,370	$162,928

The amounts of loans as of December 31, 2022, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$44,200	$1,207,563	$1,251,763
Fixed Rates of Interest	47,822	1,105,165	1,152,987
Total Loans	$92,022	$2,312,728	$2,404,750

Total loans were $2.4 billion at year-end 2022, compared to $2.3 billion at year-end 2021 representing an increase of 3.2%. Loans comprised 58.7% of the Bank’s average earning assets in 2022, compared to 64.0% in 2021. The product mix in the loan portfolio includes commercial real estate loans 42.6%, commercial loans comprising 12.2%, residential real estate loans 25.3%, consumer loans 9.5% and agricultural loans 10.3% at December 31, 2022, compared with 43.3%, 13.4%, 24.9%, 8.4% and 10.0%, respectively, at December 31, 2021.

Loans contributed 74.3% of total taxable equivalent interest income in 2022 and 80.0% in 2021. Loan yields were 4.58% in 2022, 96 basis points greater than the average rate for total earning assets. Management recognizes that while the loan portfolio holds some of the Bank’s’ highest yielding assets, it is inherently the most risky portfolio. Accordingly, management attempts to balance credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process. To minimize risks associated with changes in the borrower’s future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral. Commercial real estate loans increased from $1.01 billion at December 31, 2021 to $1.03 billion at December 31, 2022, an increase of $16.1 million or 1.6%. The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate. These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers.

Residential real estate mortgage loans increased 4.7% to $607.6 million at December 31, 2022, compared to $580.2 million in 2021. Farmers originated both fixed rate and adjustable rate mortgages during 2022. Fixed rate terms are offered with terms between to fifteen and 30 years while adjustable rate products are offered with maturities up to thirty years. The Company sells all fixed rate loans that are secondary market eligible.

Commercial loans at December 31, 2022 decreased 5.8% from year-end 2021 with outstanding balances of $294.4 million. The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank. The mix is diverse, covering a wide range of borrowers, business types and local municipalities. The Bank monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Agricultural loans increased from $232.3 million in 2021 to $247.2 million in 2022, an increase of $14.9 million. The Company’s agricultural loan portfolio contains a diverse mix of dairy, crops, land, poultry and cattle loans.

Consumer loans increased from $195.3 million in 2021 to $228.8 million in 2022.

Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for 2022. During 2022 and 2021 the Company used the CECL methodology while the incurred loss methodology was used in prior years:

Years Ended December 31,	2022	2021	2020	2019	2018
Balance at Beginning of Year	$29,386	$22,144	$14,487	$13,592	$12,315
Charge-Offs:
Commercial Real Estate	(300)	(70)	(122)	(45)	0
Commercial	(2,042)	(388)	(412)	(200)	(220)
Residential Real Estate	(92)	(297)	(172)	(400)	(318)
Consumer	(870)	(912)	(1,347)	(1,702)	(2,318)
Total Charge-Offs	(3,304)	(1,667)	(2,053)	(2,347)	(2,856)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	3	33	31	4	126
Commercial	75	199	11	13	190
Residential Real Estate	89	162	85	58	148
Consumer	479	411	483	717	669
Total Recoveries	646	805	610	792	1,133
Net Charge-Offs	(2,658)	(862)	(1,443)	(1,555)	(1,723)
Impact of CECL adoption	0	2,160	0	0	0
Provision For Credit Losses and Day One Purchase entry	250	5,944	9,100	2,450	3,000
Balance at End of Year	$26,978	$29,386	$22,144	$14,487	$13,592
Ratio of Net Charge-offs to Average Loans Outstanding	0.11%	0.04%	0.07%	0.09%	0.10%
Allowance for Credit Losses/Total Loans	1.12	1.26	1.07	0.80	0.78

Provisions charged to operations, which includes the provision for unfunded commitments, amounted to $1.1 million in 2022, compared to $4.9 million in 2021, a decrease of $3.8 million. The reduced provision for the current year was mainly a result of current economic conditions resulting from the improvement in the COVID-19 pandemic.

The Company adopted ASU 2016-13 in 2021, to calculate the allowance for credit losses (“ACL”) which requires projecting credit losses over the lifetime of the credits. The ACL is adjusted through the provision for credit losses and reduced by net charge offs of loans. Although the Company has a diversified loan portfolio, the credit risk in the loan portfolio is largely influenced by general economic conditions and trends of the counties and markets in which the debtors operate, and the resulting impact on the operations of borrowers or on the value of any underlying collateral.

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

Net charge-offs for the year ended December 31, 2022 were $2.7 million, $1.8 million, or 208.3% more than net charge-offs for the year ended December 31, 2021. The allowance for credit losses to total loans decreased to 1.12% at December 31, 2022 compared to 1.26% at December 31, 2021. Nonperforming loans to total loans decreased from 0.69% at December 31, 2021 to 0.62% at December 31, 2022.

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

The allowance for credit losses decreased $2.4 million during the year. The decrease is primarily the result of changes in the quantitative and qualitative factors within CECL model.

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

The ratio of the allowance for credit losses to non-performing loans at December 31, 2022 was 182.3%, compared to 181.5% at December 31, 2021. The percentage of non-performing loans to total loans decreased slightly from 0.69% in 2021 to 0.62% in 2022. The balance in the allowance for credit losses decreased in 2022 to $27.0 million from $29.4 million in 2021. Last year's allowance was impacted by the adoption of CECL on January 1, 2021.

Nonperforming Assets
December 31,	2022	2021	2020	2019	2018
Nonaccrual loans:
Commercial Real Estate	$4,057	$3,004	$389	$108	$422
Commercial	3,840	7,190	3,789	1,169	946
Residential Real Estate	3,438	4,280	5,783	2,801	4,166
Consumer	494	682	864	858	495
Agricultural	2,482	314	680	542	736
Total Nonaccrual Loans	$14,311	$15,470	$11,505	$5,478	$6,765
Loans Past Due 90 Days or More	492	725	2,330	867	966
Total Nonperforming Loans	$14,803	$16,195	$13,835	$6,345	$7,731
Total Nonperforming Assets	$14,876	$16,195	$13,835	$6,364	$7,731

Loans modified in troubled debt restructurings	$5,559	$3,862	$4,105	$4,597	$5,520
TDRs included in Nonaccrual Loans	$3,455	$1,962	$2,366	$2,673	$2,997
Percentage of Nonperforming Loans to Total Loans	0.62%	0.69%	0.67%	0.35%	0.45%
Percentage of Nonperforming Assets to Total Assets	0.36%	0.39%	0.45%	0.26%	0.33%
Loans Delinquent 30-89 days	$9,605	$8,891	$9,297	$11,893	$8,877
Percentage of Loans Delinquent 30-89 days to Total Loans	0.40%	0.38%	0.45%	0.66%	0.51%

The Company has forgone interest income of approximately $548 thousand from nonaccrual loans as of December 31, 2022 that would have been earned, over the life of the loans, if all loans had performed in accordance with their original terms.

Net charge-offs as a percentage of average loans outstanding increased from 0.04% for 2021 to 0.11% for 2022 as net charge-offs increased from $862 thousand in 2021 to $2.7 million in 2022. An increase in gross charge-offs was experienced in the commercial loan portfolio of $2.0 million combined with a $230 thousand increase in gross charge-offs in the commercial real estate loan portfolio. These were off set slightly with a decrease in charge-offs of $205 thousand in the residential real estate portfolio.

The following table summarizes the Company’s allocation of the allowance for credit losses for under CECL for 2022 and 2021 and the allowance for loan losses for prior years:

December 31,	2022		2021		2020		2019		2018
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial Real Estate	$14,840	50.5%	$15,879	51.0%	$10,775	43.1%	$6,127	43.6%	$5,294	42.1%
Commercial	4,186	14.6	4,949	15.7	5,022	21.6	2,443	16.9	2,200	16.8
Residential Real Estate	4,374	25.3	4,870	24.9	3,684	25.2	3,032	27.6	2,982	28.3
Consumer	3,578	9.6	3,688	8.4	2,663	10.0	2,885	11.9	3,116	12.8
	$26,978	100.0%	$29,386	100.0%	$22,144	100.0%	$14,487	100.0%	$13,592	100.0%

. The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2022 occurred in the same proportions or that the allocation indicates future charge-off trends. The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios. The commercial loan category, which represents 14.6% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications. The gross charge-offs in the commercial loan portfolio, was $2.0 million for 2022. For the consumer loan category, which represents approximately 9.6% of total loans and in 2022, the gross charge-offs accounted for 26.3% of the losses of the entire loan portfolio.

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

As of December 31, 2022, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans. As of that date, there were also no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The investment securities portfolio decreased $159.7 million in 2022 to $1.3 billion at December 31, 2022 from $1.4 billion at December 31, 2021. This decrease is primarily the result of the changes in fair value. The portfolio had an unrealized loss of $266.5 million in 2022 compared to an unrealized gain of $11.7 million in 2021. For additional information regarding Farmers’ investment securities see Note 3 to the Consolidated Financial Statements.

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

December 31,	2022	2021
U.S. Treasury securities	$52,280	$61,662
U.S. government sponsored enterprise debt securities	75,816	29,169
Mortgage-backed securities - residential and collateralized mortgage obligations	602,496	668,571
Small Business Administration	3,474	5,430
Obligations of states and political subdivisions	530,080	658,815
Corporate bonds	3,879	4,030
Equity securities	196	228
Other investments measured at net asset value	15,048	14,721
Total securities	$1,283,269	$1,442,626

A summary of debt securities held at December 31, 2022 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

Type and Maturity Grouping	December 31, 2022
	Fair Value	Weighted Average Yield (1)
U.S. Treasury securities
Maturing within one year	$222	1.71%
Maturing after one year but within five years	287	2.12%
Maturing after five years but within ten years	51,771	1.10%
Total U.S. Treasury securities	$52,280	1.10%

U.S. government sponsored enterprise debt securities
Maturing within one year	$0	0.00%
Maturing after one year but within five years	22,623	1.98%
Maturing after five years but within ten years	48,747	2.47%
Maturing after ten years	4,446	3.45%
Total U.S. government sponsored enterprise debt securities	$75,816	2.39%

Mortgage-backed securities - residential and collateralized mortgage obligations (2)
Maturing within one year	$3	4.65%
Maturing after one year but within five years	602	2.48%
Maturing after five years but within ten years	35,858	2.35%
Maturing after ten years	566,033	1.63%
Total mortgage-backed securities	$602,496	1.86%

Small Business Administration
Maturing within one year	$0	0.00%
Maturing after one year but within five years	0	0.00%
Maturing after five years but within ten years	2,643	2.14%
Maturing after ten years	831	1.98%
Total small business administration	$3,474	2.10%

Obligations of states and political subdivisions
Maturing within one year	$0	0.00%
Maturing after one year but within five years	1,294	2.66%
Maturing after five years but within ten years	32,568	2.50%
Maturing after ten years	496,218	2.55%
Total obligations of states and political subdivisions	$530,080	2.55%

Corporate bonds
Maturing within one year	$99	2.97%
Maturing after one year but within five years	1,142	2.02%
Maturing after five years but within ten years	2,539	4.71%
	99	2.16%
Total other securities	$3,879	3.80%

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
(2)
Payments based on contractual maturity.

Premises and Equipment

Premises and equipment increased to $39.2 million at December 31, 2022 compared to $37.5 million at December 31, 2021. This increase was primarily due to normal additions to furniture and fixtures and right if use assets, related to leases, throughout the year.

Bank Owned Life Insurance

Farmers owns bank owned life insurance policies on the lives of certain members of management. The purpose of this investment is to help fund the costs of employee benefit plans. The cash surrender value of these policies was $75.0 million at December 31, 2022, compared to $73.9 million at December 31, 2021. The increase was primarily due to positive changes in the fair value of the policies.

Deposits

Total deposits at December 31, 2022, were $3.6 billion compared to $3.5 billion at December 31, 2021, an increase of $14.5 million. Non-interest bearing deposits decreased $19.3 million during 2022 to $897.0 million and interest-bearing deposits decreased $104.2 million to $2.5 billion. These decreases were offset by $138.1 million in brokered certificates of deposit at December 31, 2022 compared to none at December 31, 2021.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$959,294	0.00%	$714,978	0.00%	$546,177	0.00%
Interest-bearing demand	1,392,058	0.54%	1,240,014	0.19%	856,462	0.49%
Money market	389,036	0.14%	246,900	0.24%	213,455	0.46%
Savings	457,382	0.02%	322,279	0.04%	248,566	0.04%
Brokered time deposits	56,965	2.18%	11,737	0.64%	72,472	1.46%
Certificates of deposit	360,687	0.84%	393,039	0.93%	480,302	1.68%
Total	$3,615,422	0.64%	$2,928,947	0.34%	$2,417,434	0.69%

The following table sets forth the maturities of retail certificates of deposit having principal amounts $250 thousand or greater at December 31, 2022 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2023	$37,942
June 30, 2023	32,287
September 30, 2023	7,227
December 31, 2023	36,243
After December 31, 2023	21,967
Total retail certificates of deposit with balances $250,000 or greater	$135,666

Uninsured deposits for bank and savings and loan registrants are U.S. federally insured depository institutions as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit account that are classified as deposits and not subject to any federal or state deposit insurance regimes. Deposits in amounts in excess of the FDIC insurance limit were $1.31 billion at December 31, 2022.

Short-Term Borrowings

Total short-term borrowings increased from zero at December 31, 2021 to $95.0 million at December 31, 2022. The borrowings helped to offset the runoff in noninterest bearing and interest bearing demand deposits, excluding brokered time deposits. The Company uses short term FHLB advances to manage the ongoing fluctuations with loans and deposits when necessary.

Long-Term Borrowings

Total long-term borrowings increased $453 thousand to $88.2 million at December 31, 2022, from $87.8 million at December 31, 2021. During 2021, the Company assumed $4.3 million of junior subordinated debt securities in the merger with Cortland. In addition, in November 2021, the Company completed the issuance of $75.0 million aggregate principal amount, fixed-to-floating rate subordinated notes due December 15, 2031, in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. The notes carry a fixed rate of 3.125% for five years at which time they will convert to a floating rate based on the three-month term secured overnight funding rate, plus a spread of 220 basis points. The Company may, at its option, beginning December 15, 2026, redeem the notes, in whole or in part, from time to time, subject to certain conditions. The net proceeds from the sale were approximately $73.8 million, after deducting the offering expenses. See Note 13 within Item 8 of this Annual report on Form 10-K for additional detail.

Stockholders’ Equity

Total stockholders’ equity decreased to $292.3 million at December 31, 2022 from $472.4 million at December 31, 2021. The decrease is mainly due to the decline in accumulated other comprehensive income of $219.8 million between December 31, 2021 and December 31, 2022, due to unrealized losses associated with the investment securities portfolio. Net income contributed $60.6 million and was offset by the dividends paid on common stock during 2022.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2022, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments
12/31/2022
	Note
	Ref.	2023	2024	2025	2026	2027	Thereafter
Deposits without maturity		$2,999,188
Certificates of deposit and brokered time deposits	11	475,826	$32,412	$25,686	$17,214	$7,240	$4,202
Long-term borrowings	13	0	0	0	0	0	93,000
Leases	9	1,074	905	865	831	821	5,992

There are also $13.1 million of commitments to various partnership investment funds. The Company invests in these funds, consisting of low-income housing tax credit investments and SBIC funds, in efforts to comply with Community Reinvestment Act regulations. The commitments have no predetermined due dates but are expected to be funded sporadically over the next ten years. Note 14 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

At December 31, 2022, the Company did not engage in derivatives or hedging contracts that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet. Management’s policy is to not engage in derivatives contracts for speculative trading purposes. The Company does utilize interest-rate swaps as a way of helping manage interest rate risk and not as derivatives for trading purposes. See Note 22 within Item 8 of this Annual report on Form 10-K for additional detail.

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

At December 31, 2022, the Company had total on-hand liquidity, defined as total cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $1.5 billion.

Capital Resources

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC. The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined). Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2022, under the minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III), Farmers Bank and Farmers are required to have actual and minimum capital ratios, which are detailed in Note 16 of the Consolidated Financial Statements. Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2022 and 2021. At year-end 2022 and 2021, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At December 31, 2022, on a consolidated basis, Farmers had intangibles of $7.0 million subject to amortization and $94.6 million in goodwill, which was not subject to periodic amortization.

The Company accounts for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at the estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Management finalized the fair values of acquired assets and assumed liabilities within this 12-month period and management currently considers such values to be the Day 1 Fair Values for the acquisition transactions. In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Loans acquired in a business combination transaction are evaluated either individually or in pools of loans with similar characteristics; including consideration of a credit component. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2022 and 2021 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Important considerations in asset/liability management are liquidity, the balance between interest rate sensitive assets and liabilities and the adequacy of capital. Interest rate sensitive assets and liabilities are those which have rates subject to change within a future time period due to maturity of the instrument or changes in market rates. While liquidity management involves meeting the funds flow requirements of the Company, the management of interest rate sensitivity focuses on the structure of these assets and liabilities with respect to maturity and repricing characteristics. Managing interest rate sensitive assets and liabilities provides a means of tempering fluctuating interest rates and maintaining net interest margins through periods of changing interest rates. The Company monitors interest rate sensitive assets and liabilities to determine the overall interest rate position over various time frames.

The Company considers the primary market exposure to be interest rate risk. Simulation analysis is used to monitor the Company’s exposure to changes in interest rates, and the effect of the change to net interest income. The following table shows the effect on net interest income and the net present value of equity from a sudden and sustained 300 basis point increase to a 300 basis point decrease in market interest rates. The assumptions and predictions include inputs to compute baseline net interest income, expected changes in rates on interest bearing deposit accounts and loans, competition and various other factors that are difficult to accurately predict.

	2022	2021	ALCO
Changes In Interest Rate (basis points)	Result	Result	Guidelines
Net Interest Income Change
+300	-5.4%	4.5%	-10.0%
+200	-3.6%	3.2%	-7.5%
+100	-1.8%	1.5%	-5.0%
-100	1.1%	-4.1%	-5.0%
-200	1.5%	*	-10.0%
-300	1.6%	*	-15.0%
Net Present Value Of Equity Change
+300	-20.9%	6.2%	-10.0%
+200	-13.4%	7.6%	-7.5%
+100	-6.4%	6.1%	-5.0%
-100	3.9%	-12.4%	-10.0%
-200	5.5%	*	-15.0%
-300	4.4%	*	-20.0%
* Not calculated for December 31, 2021

The yield curve at December 31, 2022 is dramatically different than that of a year ago. The Federal Open Market Committee, in its intense efforts to diffuse inflation, has raised the discount rate 4.5% throughout 2022, the fastest pace on record. These movements have inverted the yield curve whereby the two-year treasury yield exceeds the ten-year treasury yield by 55 basis points, versus the prior year end’s ten-year exceeding the two-year by over 139 basis points. With the entire curve highly elevated, asset valuation has declined substantially as evidenced by the 17% valuation reserve on the investment portfolio. For interest rate risk modeling purposes, although further rate increases are probable, movement beyond 150 more basis points is doubtful. Due to the very low rate environments the past couple years, modeling has excluded the down 200 and 300 basis point scenarios. Those are now back in play, and in fact, a probability in the medium-term horizon. The above table presents results in the up rate scenarios that exceed policy limits for the Economic Value of Equity (“EVE”). This unprecedented outcome was created by the events occurring over the past two years, namely, the massive influx of liquidity in the form of deposits in 2020 and 2021 from government assistance while interest rates were at their lowest; the deployment of those funds at those low rates; and now the usage of those deposits as consumers drain their accounts in this highly inflationary economy and limit the Company's ability to invest in the higher rates now available. With the EVE model moving rates even higher, it further exacerbates the differential between market rates and book rates, thereby creating the out of policy consequence. To mitigate these results, the Company has prioritized loan growth, while shrinking the investment portfolio, thereby attempting to close the gap between the book rates and market rates. The Company has also utilized wholesale funding in response to deposit shrinkage so as not to incur cost increases on its core deposits.

Note that at December 31, 2021 the change in the net present value of equity exceeded policy when the simulation model assumed a sudden decrease in rates of 100 basis points (1%). This occurred while rates were at their lows. Specifically, because core deposits typically bear relatively low interest rates, their fair value would be negatively impacted as the rates could not be adjusted by the full extent of the sudden decrease in rates. The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at December 31, 2022 and 2021. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022, was effective.

CliftonLarsonAllen LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 is included under the heading “Report of Independent Registered Public Accounting Firm” In Part II, Item 8.

/s/ Kevin J. Helmick	/s/ Troy Adair
Kevin J. Helmick	Troy Adair
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Farmers National Banc Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans

As described in Notes 1 and 4 to the consolidated financial statements, management’s estimate of the allowance for credit losses for loans (ACL) was $26.98 million as of December 31, 2022 on a loan portfolio of $2.40 billion. The ACL is an estimate of lifetime expected credit losses for loans. The ACL considers historical loss rates, which are adjusted for reasonable and supportable forecasts, and other qualitative adjustments. The Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements. The Company uses methodologies that track loss experience over the remaining life of groups, or cohorts, of loans, and the probability of default and the loss given a loan default. Loans that do not share risk characteristics and purchased credit deteriorated loans are evaluated on an individual basis. The Company has established specific thresholds for the loan portfolio to determine when loans need to be evaluated individually.

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

Toledo, Ohio

March 9, 2023

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2022	2021
ASSETS
Cash and due from banks	$21,395	$29,150
Federal funds sold and other	54,156	83,640
TOTAL CASH AND CASH EQUIVALENTS	75,551	112,790

Securities available for sale	1,268,025	1,427,677
Other investments	33,444	30,459
Loans held for sale	858	4,545
Loans	2,404,750	2,331,082
Less allowance for credit losses	26,978	29,386
NET LOANS	2,377,772	2,301,696

Premises and equipment, net	39,173	37,520
Goodwill	94,640	94,240
Other intangibles, net	7,026	8,366
Bank owned life insurance	74,972	73,855
Other assets	110,739	51,601
TOTAL ASSETS	$4,082,200	$4,142,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$896,957	$916,237
Interest-bearing	2,526,760	2,630,998
Brokered time deposits	138,051	0
TOTAL DEPOSITS	3,561,768	3,547,235

Short-term borrowings	95,000	0
Long-term borrowings	88,211	87,758
Other liabilities	44,926	35,324
TOTAL LIABILITIES	3,789,905	3,670,317

Commitments and contingent liabilities (Note 14)

Stockholders' equity
Common Stock - Authorized 50,000,000 and issued 35,128,962 shares in 2022 and 2021; 34,055,125 and 33,898,236 shares outstanding, respectively	305,340	306,123
Retained earnings	212,375	173,896
Accumulated other comprehensive income (loss)	(210,490)	9,295
Treasury stock, at cost; 1,073,837 and 1,230,726 shares, respectively	(14,930)	(16,882)
TOTAL STOCKHOLDERS' EQUITY	292,295	472,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,082,200	$4,142,749

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2022	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$107,790	$94,820	$98,379
Taxable securities	20,843	11,399	5,423
Tax exempt securities	11,898	9,542	7,684
Dividends	871	498	543
Federal funds sold and other interest income	684	200	298
TOTAL INTEREST AND DIVIDEND INCOME	142,086	116,459	112,327

INTEREST EXPENSE
Deposits	13,085	6,775	14,381
Short-term borrowings	1,408	7	359
Long-term borrowings	3,427	1,687	1,396
TOTAL INTEREST EXPENSE	17,920	8,469	16,136
NET INTEREST INCOME	124,166	107,990	96,191
Provision for credit losses	250	4,649	9,159
Provision (credit) for unfunded commitments	872	244	(59)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND UNFUNDED COMMITMENTS	123,044	103,097	87,091

NONINTEREST INCOME
Service charges on deposit accounts	4,716	3,660	3,682
Bank owned life insurance income, including death benefits	1,810	1,338	795
Trust fees	9,638	9,438	7,632
Insurance agency commissions	4,402	3,456	3,124
Security gains (losses), including fair value changes for equity securities	(454)	1,004	380
Retirement plan consulting fees	1,389	1,421	1,523
Investment commissions	2,183	2,276	1,530
Net gains on sale of loans	2,062	8,285	11,362
Other mortgage banking income (loss), net	291	(136)	(83)
Debit card and EFT fees	5,814	5,144	4,264
Legal settlement	8,375	0	0
Other operating income	3,976	2,307	1,952
TOTAL NONINTEREST INCOME	44,202	38,193	36,161

NONINTEREST EXPENSE
Salaries and employee benefits	45,013	39,393	39,826
Occupancy and equipment	11,379	8,486	7,254
FDIC insurance and state and local taxes	3,951	2,859	2,888
Professional fees	6,114	4,191	2,733
Merger related costs	4,070	7,109	3,223
Advertising	1,947	1,859	1,531
Intangible amortization	1,973	1,362	1,327
Core processing charges	3,348	3,198	3,551
Charitable donation	6,000	0	0
Other operating expenses	10,616	10,719	10,647
TOTAL NONINTEREST EXPENSE	94,411	79,176	72,980
INCOME BEFORE INCOME TAXES	72,835	62,114	50,272

INCOME TAXES	12,238	10,270	8,396
NET INCOME	$60,597	$51,844	$41,876

EARNINGS PER SHARE:
Basic	$1.79	$1.78	$1.48
Diluted	$1.79	$1.77	$1.47

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2022	2021	2020
NET INCOME	$60,597	$51,844	$41,876

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	(278,620)	(15,333)	16,651
Reclassification adjustment for (gains) losses realized in income	415	(838)	(385)
Net unrealized holding gains (losses)	(278,205)	(16,171)	16,266
Income tax effect	58,423	3,396	(4,060)
Unrealized holding gains (losses), net of reclassification and tax	(219,782)	(12,775)	12,206

Change in funded status of post-retirement plan, net of tax	(3)	38	0

Other comprehensive income (loss), net of tax	(219,785)	(12,737)	12,206

TOTAL COMPREHENSIVE INCOME (LOSS)	$(159,188)	$39,107	$54,082

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2019	$186,345	$108,851	$9,826	$(5,713)	$299,309
Net income		41,876			41,876
Other comprehensive income			12,206		12,206
Stock based compensation expense	1,443				1,443
Vesting of Long Term Incentive Plan	(1,579)			1,740	161
Share forfeitures for taxes				(560)	(560)
Share issuance as part of a business combination	22,554				22,554
Dividends paid at $0.44 per share		(12,654)			(12,654)
Treasury share purchases				(14,238)	(14,238)
Balance December 31, 2020	208,763	138,073	22,032	(18,771)	350,097
Net income		51,844			51,844
Other comprehensive loss			(12,737)		(12,737)
Restricted share issuance	(412)			412	0
Restricted share forfeitures	52			(52)	0
Stock based compensation expense	1,193				1,193
Vesting of Long Term Incentive Plan	(2,136)			2,136	0
Share forfeitures for taxes				(443)	(443)
Share issuance as part of a business combination	98,921				98,921
Cumulative impact of ASU 2016-13 adoption (CECL)		(1,936)			(1,936)
Retirement of Cortland shares owned by Farmers	(258)				(258)
Dividends paid at $0.47 per share		(14,085)			(14,085)
Treasury share purchases				(164)	(164)
Balance December 31, 2021	306,123	173,896	9,295	(16,882)	472,432
Net income		60,597			60,597
Other comprehensive loss			(219,785)		(219,785)
Restricted share issuance	(1,816)			1,816	0
Restricted share forfeitures	42			(42)	0
Stock based compensation expense	1,817				1,817
Vesting of Long Term Incentive Plan	(826)			369	(457)
Share forfeitures for taxes				(191)	(191)
Dividends paid at $0.65 per share		(22,118)			(22,118)
Balance December 31, 2022	$305,340	$212,375	$(210,490)	$(14,930)	$292,295

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,597	$51,844	$41,876
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	250	4,649	9,159
Provision (credit) for unfunded commitments	872	244	(59)
Depreciation and amortization	4,899	3,539	3,122
Net amortization of securities	4,817	3,555	2,347
Available for sale security (gains) loss	415	(838)	(385)
Realized (gains) losses on equity securities	39	(166)	5
(Gain) loss on land and building sales, net	(20)	247	77
Stock compensation expense	1,817	1,193	1,443
(Gains) loss on sale of other real estate owned	0	0	(38)
Earnings on bank owned life insurance	(1,626)	(1,298)	(795)
Income recognized from death benefit on bank owned life insurance	(184)	(40)	0
Origination of loans held for sale	(102,150)	(398,011)	(245,060)
Proceeds from loans held for sale	105,956	406,381	255,167
Net gains on sale of loans	(2,062)	(8,285)	(11,362)
Net change in other assets and liabilities	10,065	(8,081)	(6,431)
NET CASH FROM OPERATING ACTIVITIES	83,685	54,933	49,066

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	78,265	74,376	61,117
Proceeds from sales of securities available for sale	37,190	35,175	60,341
Purchases of securities available for sale	(239,240)	(849,941)	(176,212)
Proceeds from sale of equity securities	72	258	67
Purchases of equity securities	(78)	(68)	(842)
Distributions from SBIC funds	2,740	1,261	0
Purchases of SBIC funds	(3,067)	(1,116)	0
Purchases of restricted stock	(5,833)	(22)	(2,843)
Redemption of restricted stock	3,142	2,198	5,383
Loan originations and payments, net	(77,198)	231,479	(86,741)
Proceeds from sale of other real estate owned	0	0	241
Proceeds from BOLI death benefits	693	352	0
Purchase of bank owned life insurance	0	0	(15,000)
Proceeds from land and building sales	1,399	37	502
Additions to premises and equipment	(5,505)	(1,375)	(3,696)
Net cash received (paid) in business combinations	(1,033)	83,773	(2,204)
NET CASH FROM INVESTING ACTIVITIES	(208,453)	(423,613)	(159,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	14,533	241,083	418,663
Net change in short-term borrowings	95,000	(6,767)	(49,529)
Repayments of long-term borrowings	0	(66,980)	(47,560)
Proceeds from long term borrowings	0	73,749	0
Cash dividends paid	(22,004)	(14,072)	(12,654)
Repurchase of common shares	0	(164)	(14,238)
NET CASH FROM FINANCING ACTIVITIES	87,529	226,849	294,682
NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,239)	(141,831)	183,861

Beginning cash and cash equivalents	112,790	254,621	70,760
Ending cash and cash equivalents	$75,551	$112,790	$254,621

Supplemental cash flow information:
Interest paid	$16,461	$8,482	$16,515
Income taxes paid	$10,100	$12,500	$9,000

Supplemental noncash disclosures:
Transfer of loans and property to other real estate owned	$0	$0	$73
Issuance of stock for business combinations	$0	$98,921	$22,554
Issuance of stock awards	$2,184	$2,136	$1,740
Security purchases not settled	$0	$0	$3,889

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts in Thousands except Per Share Data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. (“Company”) and its wholly-owned subsidiaries, The Farmers National Bank of Canfield (“Bank” or “Farmers Bank”), Farmers Trust Company (“Farmers Trust”) and Farmers National Captive, Inc. (“Captive”). The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Farmers Investments”). The Company completed its acquisition of Cortland Bancorp (“Cortland”) on November 1, 2021 and has since included its results of operations in the Consolidated Statements of Income. Together all entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through the Bank. As a national bank, the Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The primary area served by the Bank is the northeastern region of Ohio through forty-five (45) locations and one location in southwestern Pennsylvania. The Company provides trust services and retirement consulting services through its Farmers Trust subsidiary and insurance services through the Bank’s Insurance subsidiary. Farmers Trust has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions. The primary purpose of Farmers Investments is to invest in municipal securities. Captive provides property and casualty insurance coverage to the Company and its subsidiaries. Captive pools resources with eleven similar insurance subsidiaries of financial institutions to spread a limited amount of risk among the pool members and to provide insurance where not currently available or economically feasible in today’s insurance market place.

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

PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the allowance for credit losses ("ACL") for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the statements of income.

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The Company’s two derivatives are interest-rate swap agreements and mortgage banking derivatives. These are used as part of the Company's asset and liability management strategy to aid in managing its interest rate risk position. The Company does not use derivatives for trading or balance sheet hedging purposes. The derivative transactions are considered instruments with no hedging designation, with changes in the fair value reported currently in earnings, as other noninterest income.

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer. However, most of the Company’s business activity is with customers located within Northeastern Ohio. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of an eleven county area. Loans secured by real estate represent 68.2% of the total portfolio and changes related to the real estate markets are monitored by management.

Allowance for Credit Losses: On January 1, 2021, the Company adopted the current expected credit loss model (“CECL”). This methodology for calculating the allowance for credit losses considers the possibility of loss over the life of the loan. It also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements. The Company uses the cohort (“cohort”) and the probability of default/loss given default (“PD/LGD”) methodologies as described in the Credit Quality Indicators section of the loan footnote. Under ASC 326, if a loan does not share similar risk characteristics with loans in that pool, expected credit losses for that loan are evaluated individually. The Company has established specific thresholds for the loan portfolio that trigger when loans need to be evaluated individually. In addition, ASC 326 requires the Company to establish a separate liability for anticipated credit losses for unfunded commitments.

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

In determining the day one fair values of purchased loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carry-over of any previously recorded allowance for loan losses and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest and credit risk, given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

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

Servicing Rights: When mortgage loans are sold and servicing rights are retained, the servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data to validate the model results and assumptions. The fair value of the mortgage servicing rights as of December 31, 2022 was $5.28 million.

All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the assets compared to carrying amount. Any impairment is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping. At December 31, 2022, there was a valuation allowance impairment totaling $17 thousand. There was no valuation allowance impairment against servicing assets as of December 31, 2021.

Servicing fee income is recorded when earned for servicing loans based on a contractual percentage of the outstanding principal or a fixed amount per loan. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees, late fees and ancillary fees related to loan servicing are not considered significant for financial reporting.

Foreclosed Assets: Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. These assets are recorded in other assets on the balance sheets as other real estate owned (“OREO”). Operating costs after acquisition are expensed. The Company had zero OREO recorded at December 31, 2022 and 2021.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Restricted Stock: The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of and owns stock in the Federal Reserve Bank. These stocks are carried at cost, classified as restricted securities included in other investments, and periodically evaluated for impairment based on ultimate recovery of par value. Restricted stock totaled $18.2 million at December 31, 2022 and $15.6 million in 2021. Cash and stock dividends are reported as income.

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

Goodwill and Other Intangible Assets: Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually. The Company has selected September 30 as the date to perform the annual goodwill impairment tests associated with the acquisitions of Farmers Trust, Farmers Insurance and the recent Banking acquisitions. Intangible assets with finite useful lives are amortized over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on the balance sheet. Core deposit intangible assets arising from bank acquisitions are amortized over their estimated useful lives of 7 to 8 years. Non-compete contracts are amortized on a straight-line basis, over the term of the agreements. Customer relationship and trade name intangibles are amortized over a range of 13 to 15 years on an accelerated method.

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

Adoption of New Accounting Standards and Newly Issued, Not Yet Effective Accounting Standards:

On March 31, 2022, FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), which eliminates the troubled debt restructuring (“TDR”), accounting model for creditors that have adopted ASU 2022-02. Due to the removal of the TDR accounting model, all loan modifications now will be accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables and whether a modification results in a new loan or a continuation of an existing loan. Public business entities within the scope of the Topic 326 vintage disclosure requirements also will be required to prospectively disclose current-period gross write-off information by vintage, or year of origination. For entities that have adopted Topic 326, ASU 2022-02 takes effect in reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company has elected not to early adopt ASU 2022-02 at this time. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

On October 28, 2021, FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires contract assets and contract liabilities to be accounted for as if they (the acquirer) entered into the original contract at the same time and same date as the acquiree. This is a shift from existing guidance, which required the acquirer to recognize contract assets and contract liabilities at their fair value as of the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition. Management determined that Emclaire had an immaterial amount of contracts with customers.

On March 12, 2020, the FASB issued ASU 2020-04 and amended by ASU 2021-01, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the burden of accounting for contract modifications related to reference rate reform. The amendments in ASU 2020-04 create a new Topic in the Codification, ASC 848, Reference Rate Reform, which contains guidance that is designed to simplify how entities account for contracts that are modified to replace LIBOR or other benchmark interest rates with new rates. The amendments in ASU 2020-04 give entities the option to apply expedients and exceptions to contract modifications that are made until December 31, 2022, if certain criteria are met. If adopted, these amendments and exceptions should be applied to all eligible modifications to contracts that are accounted for under an ASC Topic or industry Subtopic. The guidance in ASC 848 will not apply to any contract modifications made after December 31, 2022. The amendments in this update are elective and can be applied during the period of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 that defers the sunset date from December 31, 2022 to December 31, 2024. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

NOTE 2 – BUSINESS COMBINATIONS

On July 1, 2022, Farmers National Insurance, LLC acquired substantially all of the assets of Randy L. Jones Agency, Inc., doing business as Champion Insurance for $900 thousand. Intangible assets of $633 thousand were recorded along with goodwill of $400 thousand.

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

In accordance with ASC 805, the Company expensed approximately $4.1 million of merger related costs during the year ended December 31, 2022 and $7.1 million of merger related costs for the year ended December 31, 2021, as part of the above acquisitions. The Company recorded goodwill of $48.5 million as a result of the Cortland combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in northeast Ohio. The mergers offer the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The goodwill was determined not to be deductible for income tax purposes.

The following table summarizes the consideration paid for Cortland and the amounts of the assets acquired and liabilities assumed on the closing date of the acquisition.

Consideration
Cash	$29,618
Stock	98,921
Fair value of total consideration transferred	$128,539
Fair value of assets acquired
Cash and cash equivalents	$113,391
Securities available for sale	130,574
Other investments	16,092
Loans, net	482,168
Premises and equipment	12,644
Bank owned life insurance	21,547
Core deposit intangible	5,886
Current and deferred taxes	3,135
Other assets	7,805
Total assets acquired	793,242
Fair value of liabilities assumed
Deposits	695,274
Short-term borrowings	4,246
Long-term borrowings	4,262
Accrued interest payable and other liabilities	9,386
Total liabilities	713,168
Net assets acquired	$80,074
Goodwill created	48,465
Total net assets acquired	$128,539

The following table presents unaudited pro forma information as if the Cortland acquisition that occurred on November 1, 2021 actually took place on January 1, 2020. The unaudited pro forma information for the years ended December 31, 2021 and 2020 include adjustments of interest income on loans, amortization of core deposit intangibles arising from the transaction, interest expense on deposits and borrowings acquired. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective on the assumed date.

	2021	2020
Net interest income	$130,005	$120,651
Provision for credit losses	10,893	10,675
Noninterest income	45,393	43,661
Noninterest expense	94,236	93,045
Income before income taxes	70,269	60,592
Income tax expense	11,299	33,818
Net income	$58,970	$50,602
Basic earnings per share	$1.75	$1.50
Diluted earnings per share	$1.74	$1.49

The above unaudited pro forma information excludes nonrecurring merger cost that totaled $5.7 million on an after-tax basis.
NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2022 and 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized
2022	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$149,712	$0	$(21,616)	$128,096
State and political subdivisions	651,705	266	(121,891)	530,080
Corporate bonds	4,181	0	(302)	3,879
Mortgage-backed securities - residential	672,784	12	(117,654)	555,142
Collateralized mortgage obligations	52,291	0	(4,937)	47,354
Small Business Administration	3,839	0	(365)	3,474
Totals	$1,534,512	$278	$(266,765)	$1,268,025

		Gross	Gross
	Amortized	Unrealized	Unrealized
2021	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$93,137	$32	$(2,338)	$90,831
State and political subdivisions	636,724	23,296	(1,205)	658,815
Corporate bonds	4,009	50	(29)	4,030
Mortgage-backed securities - residential	663,405	1,875	(10,094)	655,186
Collateralized mortgage obligations	13,303	153	(71)	13,385
Small Business Administration	5,381	49	0	5,430
Totals	$1,415,959	$25,455	$(13,737)	$1,427,677

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2022	2021	2020
Proceeds	$37,190	$35,175	$60,341
Gross gains	6	863	394
Gross losses	(421)	(25)	(824)

The tax provision (benefit) related to these net realized gains (losses) was $(87) thousand, $176 thousand, and $(90) thousand respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Available for sale	December 31, 2022
	Amortized
Maturity	Cost	Fair Value
Within one year	$325	$321
One to five years	27,624	25,346
Five to ten years	156,929	135,626
Beyond ten years	620,720	500,762
Mortgage-backed Securities, Collateralized Mortgage Obligations and Small Business Administration	728,914	605,970
Totals	$1,534,512	$1,268,025

Securities with a carrying amount of $479 million at December 31, 2022 and $491 million at December 31, 2021 were pledged to secure public deposits and repurchase agreements. Farmers Trust had securities, with a carrying amount of $100 thousand, at year-end 2022 and $102 thousand at year-end 2021, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any issuer that exceeded 10% of stockholders’ equity, except for the U.S. Government, its agencies and its sponsored entities, which are fully insured.

The following table summarizes the investment securities with unrealized losses at December 31, 2022 and 2021 aggregated by major security type and length of time in a continuous unrealized loss position.

2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$52,311	$(5,835)	$75,685	$(15,781)	$127,996	$(21,616)
State and political subdivisions	306,709	(56,650)	191,584	(65,241)	498,293	(121,891)
Corporate bonds	2,893	(122)	986	(180)	3,879	(302)
Mortgage-backed securities - residential	101,476	(13,545)	453,233	(104,109)	554,709	(117,654)
Collateralized mortgage obligations	42,140	(4,137)	5,214	(800)	47,354	(4,937)
Small Business Administration	1,295	(122)	2,179	(243)	3,474	(365)
Total temporarily impaired	$506,824	$(80,411)	$728,881	$(186,354)	$1,235,705	$(266,765)

2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$81,236	$(1,960)	$8,271	$(378)	$89,507	$(2,338)
State and political subdivisions	103,651	(1,020)	10,020	(185)	113,671	(1,205)
Corporate bonds	418	(2)	715	(27)	1,133	(29)
Mortgage-backed securities - residential	525,792	(7,872)	55,569	(2,222)	581,361	(10,094)
Collateralized mortgage obligations	7,270	(71)	0	0	7,270	(71)
Total temporarily impaired	$718,367	$(10,925)	$74,575	$(2,812)	$792,942	$(13,737)

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

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow analysis using the effective interest rate as of the security’s purchase date. As of December 31, 2022, the Company’s security portfolio consisted of 847 securities, 803 of which were in an unrealized loss position. The majority of unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities and state and political subdivisions. The Company does not consider its available for sale ("AFS") securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. In addtion, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of December 31, 2022 the Company has not recorded an allowance for credit losses on AFS securities.

Equity Securities

The Company also holds equity securities which include $15.0 million in Small Business Investment Company (“SBIC”) partnership investments as well as $196 thousand in local and regional bank holdings and other miscellaneous equity funds at December 31, 2022. At December 31, 2021 the Company held $14.7 million in SBIC investments and $228 thousand in local and regional bank holdings and other miscellaneous equity funds. Gains were recognized in income in 2022 and 2021 in compliance with ASU 2016-01, which requires all equity securities to be measured at their fair value with changes in fair value being recognized through the statements of income.

NOTE 4 – LOANS

Loans by class at year end were as follows:

	2022	2021
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$330,768	$340,369
Non-owner occupied	563,652	533,240
Farmland	188,850	177,706
Other	133,630	138,282
Commercial
Commercial and industrial	293,643	313,836
Agricultural	58,087	54,659
Residential real estate
1-4 family residential	475,791	453,635
Home equity lines of credit	132,179	127,433
Consumer
Indirect	197,125	159,006
Direct	16,421	21,121
Other	7,714	9,395
Total originated loans	$2,397,860	$2,328,682
Net deferred loan costs	6,890	2,400
Allowance for credit losses	(26,978)	(29,386)
Net loans	$2,377,772	$2,301,696

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for years ended December 31, 2022 and 2021, and the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2020:

December 31, 2022	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
(In Thousands of Dollars)
Allowance for credit losses
Beginning balance	$15,879	$4,949	$4,870	$3,688	$29,386
Provision for credit losses	(742)	1,204	(493)	281	250
Loans charged off	(300)	(2,042)	(92)	(870)	(3,304)
Recoveries	3	75	89	479	646
Total ending allowance balance	$14,840	$4,186	$4,374	$3,578	$26,978

December 31, 2021	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$10,746	$5,018	$3,687	$2,693	$22,144
Impact of CECL adoption	(2,137)	259	193	3,845	2,160
Provision for credit losses	6,226	(349)	1,121	(2,349)	4,649
PCD ACL on loans acquired	1,081	210	4	0	1,295
Loans charged off	(70)	(388)	(297)	(912)	(1,667)
Recoveries	33	199	162	411	805
Total ending allowance balance	$15,879	$4,949	$4,870	$3,688	$29,386

December 31, 2020	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$6,127	$2,443	$3,032	$2,885	$14,487
Provision for loan losses	4,710	2,976	742	672	9,100
Loans charged off	(122)	(412)	(172)	(1,347)	(2,053)
Recoveries	31	11	85	483	610
Total ending allowance balance	$10,746	$5,018	$3,687	$2,693	$22,144

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of December 31, 2022 and 2021:

	2022		2021
	Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$993	$0	$433	$0
Non-owner occupied	3,031	0	2,511	0
Farmland	2,183	0	274	0
Other	33		60
Commercial
Commercial and industrial	3,840	50	7,190	54
Agricultural	299	0	40	0
Residential real estate
1-4 family residential	2,703	310	3,363	459
Home equity lines of credit	735	58	917	36
Consumer
Indirect	313	62	455	123
Direct	179	12	227	53
Other	2	0	0	0
Total loans	$14,311	$492	$15,470	$725

The following tables present the aging of the recorded investment in past due loans as of December 31, 2022 and 2021 by class of loans.

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$159	$0	$993	$1,152	$329,305	$330,457
Non-owner occupied	0	0	3,031	3,031	560,013	563,044
Farmland	0	0	2,183	2,183	186,399	188,582
Other	0	0	33	33	133,288	133,321
Commercial
Commercial and industrial	1,034	185	3,890	5,109	289,297	294,406
Agricultural	104	20	299	423	58,166	58,589
Residential real estate
1-4 family residential	4,247	1,775	3,013	9,035	466,313	475,348
Home equity lines of credit	115	92	793	1,000	131,209	132,209
Consumer
Indirect	1,267	298	375	1,940	202,683	204,623
Direct	234	70	191	495	15,962	16,457
Other	0	5	2	7	7,707	7,714
Total loans	$7,160	$2,445	$14,803	$24,408	$2,380,342	$2,404,750

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$70	$591	$433	$1,094	$338,880	$339,974
Non-owner occupied	394	311	2,511	3,216	529,490	532,706
Farmland	0	0	274	274	177,143	177,417
Other	56	0	60	116	137,878	137,994
Commercial
Commercial and industrial	256	100	7,244	7,600	304,932	312,532
Agricultural	100	28	40	168	54,706	54,874
Residential real estate
1-4 family residential	4,452	1,077	3,822	9,351	443,441	452,792
Home equity lines of credit	80	12	953	1,045	126,405	127,450
Consumer
Indirect	795	275	578	1,648	163,112	164,760
Direct	203	91	280	574	20,614	21,188
Other	0	0	0	0	9,395	9,395
Total loans:	$6,406	$2,485	$16,195	$25,086	$2,305,996	$2,331,082

Troubled Debt Restructurings:

Total troubled debt restructurings were $5.6 million and $3.9 million at December 31, 2022 and 2021 respectively. The Company allocated $110 thousand and $109 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2022 and 2021, respectively. There were no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings at December 31, 2022 and 2021.

During the years ending December 31, 2022, 2021 and 2020, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one, or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; an extension of an interest only period; a deferral of principal and or interest payments; a capitalization of interest and/or escrow or a legal concession.

Troubled debt restructuring modifications involved a reduction of the notes stated interest rate in the range of 0.25% to 4.075%. There were also extensions of the maturity dates on these and other troubled debt restructurings in the range of 22 days to 361 months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2022, 2021 and 2020:

		Pre- Modification	Post- Modification
December 31, 2022	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment

Commercial real estate
Owner occupied	2	$717	$717
Commercial
Commercial and industrial	2	1,245	1,241
Residential real estate
1-4 family residential	10	534	553
Home equity lines of credit	4	58	59
Indirect	10	69	69
Consumer	3	97	97
Total loans	31	$2,720	$2,736

The troubled debt restructurings described above increased the allowance for credit losses by $64 thousand and resulted in charge offs of $66 thousand during the year ended December 31, 2022.

		Pre- Modification	Post- Modification
December 31, 2021	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment

Commercial
Commercial and industrial	4	$22	$22
Residential real estate
1-4 family residential	11	636	624
Home equity lines of credit	7	264	264
Indirect	13	124	124
Consumer	4	17	17
Total loans	39	$1,063	$1,051

The troubled debt restructurings described above increased the allowance for loan losses by $127 thousand and resulted in charge offs of $129 thousand during the year ended December 31, 2021.

		Pre- Modification	Post- Modification
December 31, 2020	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings:	Loans	Investment	Investment

Commercial
Agricultural	1	$21	$21
Residential real estate
1-4 family residential	10	401	406
Home equity lines of credit	4	100	102
Indirect	29	182	182
Consumer	1	15	15
Total originated loans	45	$719	$726

The troubled debt restructurings described above increased the allowance for loan losses by $65 thousand and resulted in charge offs of $65 thousand during the year ended December 31, 2020.

Throughout 2021 and 2020 the Company offered three-month deferrals upon request by borrowers. For those borrowers in industries that were greatly impacted by COVID-19, additional deferrals were considered and granted beyond the initial three month period throughout 2021. The range of the deferred months for subsequent requests were three to twelve months. The decline in deferred loans and balances is due to borrowers not requesting additional deferments and most continued to pay under the original terms of their loan. As of March 31, 2022 and throughout 2022 there were no longer borrowers on deferment due to COVID-19 related issues.

Farmers is also a preferred SBA lender and dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under Paycheck Protection Program (PPP) under CARES Act, so they could obtain SBA approval and receive funding as quickly as possible. During the period of the PPP program, the Company facilitated PPP assistance to 2,134 business customers totaling $256.4 million. The Company, on behalf of its customers, began processing borrower applications for PPP forgiveness at the beginning of September 2020. Once forgiveness of the PPP loan was communicated and payment was received from the SBA, the Company recorded the cash received from the SBA, paid-off the loans based on the amount of forgiveness provided and accelerated the amount of net deferred loan fees/costs recognized for the portion of the PPP loans that were forgiven. As of December 31, 2022, the Company has received life to date payments from the SBA for forgiveness of these loans totaling $256.4 million, or approximately 99.9% of the loans originated in 2020. The remaining balance of the loans originated in 2020 of $11 thousand is being amortized over the remaining life of the loans. The Company processed $107.9 million in new loans for PPP funding during 2021. The Company has received payments from the SBA for forgiveness of loans totaling $107.7 million, or approximately 99.8% of the PPP loans originated in 2021. Of the remaining $230 thousand in loans originated in 2021, $188 thousand is being amortized over the remaining life of loans and $42 thousand is pending approval for forgiveness.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2022	Pass	Special Mention	Sub standard	Total
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$324,979	$1,193	$4,285	$330,457
Non-owner occupied	527,267	25,541	10,236	563,044
Farmland	186,057	0	2,525	188,582
Other	133,218	0	103	133,321
Commercial
Commercial and industrial	282,412	777	11,217	294,406
Agricultural	58,002	250	337	58,589
Total loans	$1,511,935	$27,761	$28,703	$1,568,399

December 31, 2021	Pass	Special Mention	Sub standard	Total

Commercial real estate
Owner occupied	$330,754	$5,006	$4,214	$339,974
Non-owner occupied	495,170	19,366	18,170	532,706
Farmland	174,580	2,160	677	177,417
Other	137,063	784	147	137,994
Commercial
Commercial and industrial	301,879	1,190	9,463	312,532
Agricultural	54,394	397	83	54,874
Total loans	$1,493,840	$28,903	$32,754	$1,555,497

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

	Residential Real Estate		Consumer
December 31, 2022	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
(In Thousands of Dollars)
Performing	$472,335	$131,416	$204,248	$16,266	$7,712
Nonperforming	3,013	793	375	191	2
Total loans	$475,348	$132,209	$204,623	$16,457	$7,714

	Residential Real Estate		Consumer
December 31, 2021	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other

Performing	$448,970	$126,497	$164,182	$20,908	$9,395
Nonperforming	3,822	953	578	280	0
Total loans	$452,792	$127,450	$164,760	$21,188	$9,395

The following table presents total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year

As of December 31	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$188,240	$174,841	$120,883	$138,342	$89,769	$256,103	$17,286	$985,464
Special mention	0	711	1,861	5,286	624	18,252	0	26,734
Substandard	0	18	256	1,968	267	10,952	1,163	14,624
Total commercial real estate loans	$188,240	$175,570	$123,000	$145,596	$90,660	$285,307	$18,449	$1,026,822

Commercial
Risk Rating
Pass	$100,368	$45,872	$34,110	$16,854	$13,574	$14,664	$56,970	$282,412
Special mention	0	197	0	0	0	0	580	777
Substandard	3,642	1,331	356	152	110	1,761	3,865	11,217
Total commercial loans	$104,010	$47,400	$34,466	$17,006	$13,684	$16,425	$61,415	$294,406

Agricultural
Risk Rating
Pass	$51,096	$36,376	$44,133	$23,661	$24,003	$45,490	$19,300	$244,059
Special mention	0	0	0	0	0	0	250	250
Substandard	0	379	235	72	0	2,146	30	2,862
Total agricultural loans	$51,096	$36,755	$44,368	$23,733	$24,003	$47,636	$19,580	$247,171

Residential real estate
Risk Rating
Pass	$83,951	$112,463	$76,095	$31,404	$22,918	$135,757	$3,956	$466,544
Special mention	0	0	70	118	76	93	0	357
Substandard	0	136	249	121	9	7,932	0	8,447
Total residential real estate loans	$83,951	$112,599	$76,414	$31,643	$23,003	$143,782	$3,956	$475,348

Home equity lines of credit
Risk Rating
Pass	$0	$10	$0	$0	$16	$1,394	$128,622	$130,042
Special mention	0	0	0	0	0	0	49	49
Substandard	0	13	137	20	0	1,848	100	2,118
Total home equity lines of credit	$0	$23	$137	$20	$16	$3,242	$128,771	$132,209

Consumer
Risk Rating
Pass	$98,530	$46,945	$32,284	$20,849	$10,918	$10,942	$7,302	$227,770
Special mention	0	0	0	0	0	0	0	0
Substandard	102	113	267	230	109	202	1	1,024
Total consumer loans	$98,632	$47,058	$32,551	$21,079	$11,027	$11,144	$7,303	$228,794

The Company follows ASU 2016-13 to calculate the allowance for credit losses which requires projecting credit losses over the lifetime of the credits. The ACL is adjusted through the provision for credit losses and reduced by net charge offs of loans. Although the Company has a diversified loan portfolio, the credit risk in the loan portfolio largely influenced by general economic conditions and trends of the counties and markets in which the debtors operate, and the resulting impact on the operations of borrowers or on the value of any underlying collateral.

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

The following table presents the loan pools and the associated methodology used during the calculation of the allowance for credit losses in 2022.

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At December 31, 2022, the Company had $603 million in unfunded commitments and set aside $1.4 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

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

Under ASC Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. On November 1, 2021, the Company acquired PCD loans with a fair value of $34.3 million, credit discount of $1.3 million and a noncredit discount of $1.1 million. The outstanding balance at December 31, 2022 and related allowance on these loans is as follows (in thousands):

	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$1,480	$15
Non-owner Occupied	19,292	346
	20,772	361
Commercial
Commercial and industrial	1,644	35
Residential real estate
1-4 family residential	465	3

Total	$22,881	$399

NOTE 5 – Revenue from Contracts with Customers

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the years ended December 31, 2022, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2022
Service charges on deposit accounts	$0	$4,716	$4,716
Debit card and EFT fees	0	5,814	5,814
Trust fees	9,638	0	9,638
Insurance agency commissions	0	4,402	4,402
Retirement plan consulting fees	1,389	0	1,389
Investment commissions	0	2,183	2,183
Other (outside the scope of ASC 606)	8,375	7,685	16,060
Total noninterest income	$19,402	$24,800	$44,202

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2021
Service charges on deposit accounts	$0	$3,660	$3,660
Debit card and EFT fees	0	5,144	5,144
Trust fees	9,438	0	9,438
Insurance agency commissions	0	3,456	3,456
Retirement plan consulting fees	1,421	0	1,421
Investment commissions	0	2,276	2,276
Other (outside the scope of ASC 606)	0	12,798	12,798
Total noninterest income	$10,859	$27,334	$38,193

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2020
Service charges on deposit accounts	$0	$3,682	$3,682
Debit card and EFT fees	0	4,264	4,264
Trust fees	7,632	0	7,632
Insurance agency commissions	0	3,124	3,124
Retirement plan consulting fees	1,523	0	1,523
Investment commissions	0	1,530	1,530
Other	0	14,406	14,406
Total noninterest income	$9,155	$27,006	$36,161

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

Other potential situations surrounding the recognition of Farmers Insurance revenue include the estimating potential refunds due to the likely cancellation of a percentage of customers cancelling their policies and recording revenue at the time of policy renewals. Management concluded that since Farmers Insurance agency commissions represent only 2.4% of the Company’s total revenue in 2022, adjusting the current practice of recording insurance revenue for these situations would not have a material impact on the reporting of total revenue.

Retirement Plan Consulting Fees – The fees earned from retirement plan consulting are generated by Farmers Trust. Revenue is recognized based on the level of work performed for the client. Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned. Retirement plan consulting fees represent only 0.7% of the Company’s total revenue in 2022, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company. The sales are conducted through a third-party broker-dealer. When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to the broker dealer. Investment commissions represent only 1.2% of the Company’s total revenue in 2022, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

Other – Income items included in “Other” are Bank owned life insurance income, security gains, net gains on the sale of loans, legal settlement income and other operating income. Any amounts within the scope of ASC 606 are deemed immaterial.

NOTE 6 – LOAN SERVICING

The Company has retained servicing rights to Mortgage loans sold to the Federal Home Loan Mortgage Corporation. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end are as follows:

	2022	2021
Mortgage loan portfolio serviced for:
FHLMC	$532,868	$494,688

Custodial escrow balances maintained in connection with serviced loans were $4.4 million at December 31, 2022 and $4.0 million at December 31, 2021.

Mortgage servicing rights are recorded on the balance sheets as other assets. Activity for mortgage servicing rights for years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Servicing rights:
Beginning balance	$3,403	$3,198	$1,721
Additions	960	1,556	2,429
Amortization to expense	(1,015)	(1,351)	(952)
Total servicing rights	$3,348	$3,403	$3,198
Valuation allowance	(17)	0	0
Ending balance	$3,331	$3,403	$3,198

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. The Company uses the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company’s service provider is considered a leading evaluation pricing service for U.S. domestic fixed income securities and complies fully with exit pricing requirements. They subscribe to multiple third-party pricing vendors, and supplement that information with matrix pricing methods. The fair values for investment securities, which consist of equity securities that are recorded at fair market value, are determined by quoted market prices in active markets, if available (Level 1). The equity securities change in fair market value is recorded in the income statements. For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. For the years ended December 31, 2022 and 2021 the fair value of Level 3 investment securities was immaterial. At December 31, 2022, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

Mortgage Banking Derivatives

The fair value of mortgage banking derivatives are calculated using derivative valuation models that utilize quoted prices for similar assets adjusted for the specific attributes of the commitments and other observable market data at the valuation date. (Level 2).

Interest Rate Swaps

The fair value of interest rate swap derivative instruments are based on valuation models using observable market data as of the measurement date. The loan agreement containing a two-way yield maintenance provision if invoked is expected to exactly offset the fair value of unwinding the swap. The yield maintenance provision represents an embedded derivative which is bifurcated from the host loan contract and, as such, the swaps and embedded derivatives are not designated as hedges (Level 2).

Collateral Dependent Loans

Fair value estimates of collateral dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated costs to sell. Loans carried at fair value generally receive specific allocations of the allowance for credit losses in 2022 and 2021, and allowance for loan losses in prior periods. For collateral dependent loans, fair value is commonly based on recent real estate appraisals or in quoted sales price in certain instances. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Adjustments to a quoted price are routinely made to factor in data that affect the marketability of the collateral. Such adjustments, in both instances, are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. These loans are evaluated on a quarterly basis and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2022 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$128,096	$0	$128,096	$0
State and political subdivisions	530,080	0	530,080	0
Corporate bonds	3,879	0	3,879	0
Mortgage-backed securities-residential	555,142	0	555,141	1
Collateralized mortgage obligations	47,354	0	47,354	0
Small Business Administration	3,474	0	3,474	0
Equity securities
Equity securities at fair value	196	196	0	0
Other equity investments measured at net asset value	15,048	n/a	n/a	n/a
Total investment securities	$1,283,269	$196	$1,268,024	$1
Interest rate swaps	$5,503	$0	$5,503	$0
Mortgage banking derivative - asset	$31	$0	$31	$0
Financial Liabilities
Interest rate swaps	$5,503	$0	$5,503	$0

	Fair Value Measurements at December 31, 2021 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$90,831	$0	$90,831	$0
State and political subdivisions	658,815	0	658,815	0
Corporate bonds	4,030	0	4,030	0
Mortgage-backed securities-residential	655,186	0	655,183	3
Collateralized mortgage obligations	13,385	0	13,385	0
Small Business Administration	5,430	0	5,430	0
Equity securities
Equity securities at fair value	228	228	0	0
Other equity investments measured at net asset value	14,721	n/a	n/a	n/a
Total investment securities	$1,442,626	$228	$1,427,674	$3
Interest rate swaps	$4,261	$0	$4,261	$0
Financial Liabilities
Interest rate swaps	$4,261	$0	$4,261	$0

There were no significant transfers between Level 1 and Level 2 during 2022 or 2021.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Investment Securities Available-for-sale (Level 3)
	2022	2021	2020
Beginning Balance	$3	$4	$5
Repayments, calls and maturities	(2)	(1)	(1)
Acquired and/or purchased	0	0	0
Ending Balance	$1	$3	$4

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2022 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial real estate
Non-Owner occupied	$746	$0	$0	$746
Commercial	395	0	0	395
1–4 family residential	74	0	0	74

	Fair Value Measurements
	at December 31, 2021 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial	$1,654	$0	$0	$1,654
1–4 family residential	82	0	0	82

Collateral dependent loans were individually evaluated under ASC 326 for the periods ended December 31, 2022 and 2021. Collateral dependent loans, had a principal balance of $1.6 million, with a valuation allowance of $372 thousand at December 31, 2022. Collateral dependent loans, had a principal balance of $3.2 million, with a valuation allowance of $1.5 million at December 31, 2021. Excluded from the above tables at December 31, 2022 and 2021, discussed above are $981 thousand and $792 thousand of loans classified as troubled debt restructurings and measured using the present value of cash flows, which is not considered an exit price.

For the year ending December 31, 2022, the fair value of the collateral dependent commercial real estate and commercial relationships are valued by the quoted price of the collateral. Management makes subsequent unobservable adjustments on the quoted price of collateral dependent loans. For the year ending December 31, 2021, collateral dependent commercial real estate loans, both owner occupied and non-owner occupied are valued by independent external appraisals. These external appraisals are prepared using the sales comparison approach and income approach valuation techniques. Management makes subsequent unobservable adjustments to the collateral dependent loan appraisals. Collateral dependent loans other than commercial real estate and other real estate owned are not considered material.

At December 31, 2022 and 2021, other real estate owned measured at fair value less costs to sell, had a zero net carrying amount. During the years ended December 31, 2022 and 2021, the Company had zero write-downs related to other real estate owned.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2022 and 2021:

December 31, 2022	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Commercial real estate	$746	Quoted price for collateral	Offer price	7.45%
Commercial	395	Quoted price for collateral	Offer price	43.00%
Residential	74	Sales comparison	Adjustment for differences between comparable sales	(13.77%) - (5.68%) (13.77%)

December 31, 2021	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Impaired loans
Commercial	$1,654	Sales comparison	Adjustment for differences between comparable sales	(40.24%) - 56.83% (12.43%)
Residential	82	Sales comparison	Adjustment for differences between comparable sales	(3.84%) - 3.22% (0.12%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not previously presented, at December 31, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$75,551	$21,395	$54,156	$0	$75,551
Restricted stock	18,200	n/a	n/a	n/a	n/a
Loans held for sale	858	0	858	0	858
Loans, net	2,377,772	0	0	2,330,164	2,330,164
Financial liabilities
Deposits	3,561,768	2,999,188	561,292	0	3,560,480
Short-term borrowings	95,000	0	95,000	0	95,000
Long-term borrowings	88,211	0	73,566	0	73,566

		Fair Value Measurements at December 31, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$112,790	$29,150	$83,640	$0	$112,790
Restricted stock	15,510	n/a	n/a	n/a	n/a
Loans held for sale	4,545	0	4,681	0	4,681
Loans, net	2,301,696	0	0	2,285,554	2,285,554
Financial liabilities
Deposits	3,547,235	3,158,967	384,263	0	3,543,230
Long-term borrowings	87,758	0	92,433	0	92,433

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

Deposits: The fair values disclosed for demand deposits – interest and non-interest checking, passbook savings and money market accounts—are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of variable rate certificates of deposit approximate their fair values at the reporting date resulting in Level 2 classification. Fair value for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Off-balance Sheet Instruments: The fair value of commitments is not considered material.

NOTE 8 – PREMISES AND EQUIPMENT

Year-end premises and equipment owned and utilized in the operations of the Company were as follows:

	2022	2021
Land	$6,200	$6,807
Buildings	30,296	30,950
Furniture, fixtures and equipment	18,474	17,309
Leasehold Improvements	1,347	1,013
Right of use assets	8,409	6,360
	64,726	62,439
Less accumulated depreciation	(25,553)	(24,919)
Net book value	$39,173	$37,520

Depreciation expense was $2.5 million for year ended December 31, 2022, $1.8 million for the year ended December 31, 2021 and $1.5 million for the year ended December 31, 2020, respectively.

Year-end premises and equipment subject to lease agreements in which the Company acts as lessor were as follows. See NOTE - 9 for additional lease disclosures:

	2022	2021
Buildings	$10,211	$7,567
Equipment	794	794
	11,005	8,361
Less: accumulated amortization	(2,596)	(2,001)
Total	$8,409	$6,360

NOTE 9 – LEASES

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of up to 17.3 years, some of which include options to extend the lease for up to 15 years and some of which include options to terminate the lease in April of 2023.

The right of use asset and lease liability were $8.4 million and $8.8 million as of December 31, 2022, respectively, and $6.4 million and $6.6 million as of December 31, 2021, respectively.

Lease payments made for the year ended December 31, 2022 and 2021 were $985 thousand and $845 thousand. Interest expense and amortization expense on finance leases for the year ended December 31, 2022 were $187 thousand and $763 thousand. Interest expense and amortization expense on finance leases for the year ended December 31, 2021 were $154 thousand and $521 thousand. The weighted-average remaining lease term for all financing leases was 12.58 years and 5.05 years for all operating leases as of December 31, 2022. The weighted-average discount rate for financing leases was 2.87% and 1.98% for operating leases as of December 31, 2022.

On November 1, 2021, the Company performed a valuation on Cortland’s leases to determine an initial right of use asset (ROU asset) and lease liability in connection with the Merger. The Company recorded and initial ROU asset and lease liability of $1.6 million for these leases.

Maturities of lease liabilities are as follows as of December 31, 2022:

2023	$1,074
2024	905
2025	865
2026	831
2027	821
Thereafter	5,992
Total Payments	10,488
Less: Imputed Interest	(1,723)
Total	$8,765

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchases of Champion Insurance in July 2022, Cortland in November 2021 and other past acquisitions totaled $94.6 million at December 31, 2022 and $94.2 million at December 31, 2021. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting units is determined using a combination of a discounted cash flow method and a guideline public company method. Results of the assessment indicated no goodwill impairment as of December 31, 2022. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible:
Customer relationship intangibles	$7,210	$(6,793)	$7,210	$(6,641)
Non-compete contracts	457	(401)	430	(392)
Trade Name	1,126	(409)	520	(356)
Core deposit intangible	12,866	(7,030)	12,866	(5,271)
Total	$21,659	$(14,633)	$21,026	$(12,660)

Aggregate intangible amortization expense was $2.0 million for 2022, $1.4 million for 2021 and $1.3 million for 2020.

Estimated amortization expense for each of the next five years and thereafter:

2023	$1,255
2024	952
2025	886
2026	789
2027	676
Thereafter	2,468
Total	$7,026

NOTE 11 - DEPOSITS

Following is a summary of year-end deposits:

	2022	2021
Noninterest-bearing demand	$896,957	$916,237
Interest-bearing demand	1,224,884	1,407,967
Money market	435,369	370,918
Savings	441,978	463,845
Brokered time deposits	138,051	0
Certificates of deposit	424,529	388,268
Total	$3,561,768	$3,547,235

Time deposits of $250 thousand or more were $135.7 million and $133.8 million at year-end 2022 and 2021.

Following is a summary of scheduled maturities of brokered deposits and certificates of deposit during the years following December 31, 2022:

2023	$475,826
2024	32,412
2025	25,686
2026	17,214
2027	7,240
Thereafter	4,202
Total	$562,580

NOTE 12 – SHORT-TERM BORROWINGS

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") at December 31, 2022 of $95 million. The interest rate on these borrowings was 4.37% at December 31, 2022. The Bank had no short-term advances from the FHLB at December 31, 2021.

Repurchase agreements are financing arrangements that mature within 89 days and usually overnight. Under the agreements, customers agree to maintain funds on deposit with the Bank and in return acquire an interest in a pool of securities pledged as collateral against the funds. These pledged securities are comprised of debt securities issued by U.S. government sponsored entities and agencies and are held in segregated safekeeping accounts at the Federal Reserve Bank, Farmers Trust or the FHLB. The Bank did not participate in this program in 2022 and exited the program in August of 2021. Accordingly, there were no pledged securities in place at December 31, 2022 or December 31, 2021.

Information concerning securities sold under agreements to repurchase is summarized as follows:

2021
Average balance during the year	$2,354
Average interest rate during the year	0.18%
Maximum month-end balance during the year	$4,860
Weighted average year-end interest rate	0.00%
Balance at year-end	$0

The Bank has access to lines of credit amounting to $35 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the lending banks and are generally subject to withdrawal at their discretion. There were no borrowings under these lines at December 31, 2022 and 2021.

Farmers has two unsecured revolving lines of credit for $6.5 million. The lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. There was no outstanding balance on either of these two lines at both December 31, 2022 and 2021, respectively.

NOTE 13 – LONG-TERM BORROWINGS

There were no long-term advances from the FHLB at either December 31, 2022 or December 31, 2021.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.2 billion at both year-end 2022 and 2021. Based on this collateral, the Bank is eligible to borrow an additional $623.9 million at December 31, 2022. During 2021, the Company prepaid $65.0 million in putable fixed-rate FHLB advances, which had a weighted average interest rate of 1.38% and incurred prepayment penalties of $2.1 million.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month LIBOR rate. The rate at December 31, 2022, was 6.22% and the rate at December 31, 2021 was 1.65%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month LIBOR rate. The rate at December 31, 2022 and 2021, was 6.57% and 1.90%, respectively.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the "junior subordinated debt securities") held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month LIBOR rate. The rate at December 31, 2022 and 2021, was 6.47% and 2.00%, respectively.

In all three instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at December 31, 2022 and 2021:

	2022	2021
	Amount	Amount
TSEO Statutory Trust I	$2,472	$2,424
Maple Leaf Financial Statutory Trust II	7,517	7,293
Cortland Statutory Trust I	4,327	4,271
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$14,316	$13,988
Subordinated debentures	73,895	73,770
Total long-term borrowings	$88,211	$87,758

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2022		2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments and unused lines of credit	$111,889	$513,614	$119,003	$482,025

Commitments to make loans are generally made for periods of 30 days or less. Commitments and fixed rate unused lines of credit have interest rates ranging from 2.375% to 21.90% at December 31, 2022 and 2.25% to 21.90% at December 31, 2021.

Standby letters of credit are considered financial guarantees. The standby letters of credit have a contractual value of $8.8 million at December 31, 2022 and $5.8 million at December 31, 2021. The carrying amount of these items on the balance sheet is not material.

Additionally, the Company has committed up to a $20.2 million subscription in SBIC investment funds. At December 31, 2022, the Company had invested $16.2 million in these funds.

NOTE 15 – STOCK BASED COMPENSATION

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan has replaced the 2017 Plan. There were 56,500 service time based share awards granted under the 2022 Plan, and 75,768 service time based share awards and 56,724 performance based share awards granted under the 2017 Plan during the year ended December 31, 2022, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2024. As of December 31, 2022, 943,500 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $1.8 million for 2022, $1.2 million for 2021 and $1.4 million for 2020, respectively. As of December 31, 2022, there was $3.1 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.2 years.

The following is the activity under the Plan during 2022:

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	99,564	$16.13	158,988	$14.40
Granted	132,268	16.63	56,724	17.25
Vested	(35,817)	15.79	(65,481)	17.48
Forfeited	(3,000)	13.68	(12,862)	14.74
Ending balance - non-vested shares	193,015	$16.69	137,369	$15.85

The following is the activity under the Plan during 2021:

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	67,765	$14.32	153,070	$14.46
Granted	68,195	16.99	58,245	14.21
Vested	(31,180)	14.96	(52,327)	14.34
Forfeited	(5,216)	14.29	0	0.00
Ending balance - non-vested shares	99,564	$16.13	158,988	$14.40

The 101,298 shares that vested in 2022 had a weighted average fair value of $16.88 per share.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of December 31, 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is 2.5% for the years of 2022 and 2021. The buffer requires an additional capital amount of $73.5 million at year-end 2022 and an additional $68.9 million at year-end 2021. Excluding the additional buffer, Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank, Farmers Trust and to a lesser extent the Captive. The Bank and Farmers Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively. The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years. At the conclusion of 2022, the Bank could, without prior approval, declare dividends of approximately $42.6 million plus any 2023 net profits retained to the date of the dividend declaration. In order to practice trust powers, Farmers Trust must maintain a minimum capital of $3 million. Farmers Trust would also be able to, without prior approval, declare dividends of $1.1 million plus any 2023 net profits retained to the date of the dividend declaration.

Actual and required capital amounts (not including the capital conservation buffer) and ratios are presented below at year-end:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2022
Common equity tier 1 capital ratio
Consolidated	$403,307	13.71%	$132,349	4.5%	N/A	N/A
Bank	372,679	12.71%	131,968	4.5%	190,620	6.5%
Total risk based capital ratio
Consolidated	523,285	17.79%	235,288	8.0%	N/A	N/A
Bank	399,657	13.62%	234,609	8.0%	293,262	10.0%
Tier I risk based capital ratio
Consolidated	421,307	14.32%	176,466	6.0%	N/A	N/A
Bank	372,679	12.71%	175,957	6.0%	234,609	8.0%
Tier I leverage ratio
Consolidated	421,307	9.84%	171,233	4.0%	N/A	N/A
Bank	372,679	8.76%	170,245	4.0%	212,807	5.0%

2021
Common equity tier 1 capital ratio
Consolidated	$362,950	13.16%	$132,921	4.5%	N/A	N/A
Bank	345,065	12.55%	132,490	4.5%	191,374	6.5%
Total risk based capital ratio
Consolidated	485,336	17.60%	236,303	8.0%	N/A	N/A
Bank	374,451	13.62%	235,537	8.0%	294,421	10.0%
Tier I risk based capital ratio
Consolidated	380,950	13.82%	177,228	6.0%	N/A	N/A
Bank	345,065	12.55%	176,653	6.0%	235,537	8.0%
Tier I leverage ratio
Consolidated	380,950	10.12%	161,179	4.0%	N/A	N/A
Bank	345,065	9.19%	169,940	4.0%	212,425	5.0%

NOTE 17 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan (the “Savings Plan”). All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Savings Plan. Under the terms of the Savings Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code. The Company matches 50% of the participants’ voluntary contributions up to 6% of gross wages. In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Savings Plan. Total expense was $870 thousand, $814 thousand and $665 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company has a profit sharing plan to provide associates not participating in a current incentive plan a vehicle for sharing in the success of the Company outside of existing wages and non-monetary benefits. The Board of Directors approved a profit sharing amount equal to 2% of annual compensation for associates in 2022, 2021 and 2020. The expense was $207 thousand for the year ended December 31, 2022, $268 thousand for the year ended December 31 2021, and $195 thousand for the year ended December 31, 2020.

The Company maintains a deferred compensation plan for certain retirees. Expense under this plan was $5 thousand, $6 thousand and $7 thousand for the years ended December 31, 2022, 2021 and 2020, respectively. The liability under the deferred compensation plan at December 31, 2022 was $83 thousand and $94 thousand at December 31, 2021.

The Company has a nonqualified deferred compensation plan for a select group of management or highly compensated eligible individuals. Under the terms of the plan, eligible individuals may elect to defer receipt of their compensation to a later taxable year. The Company has recorded both an asset and liability of equal amount that represents the amount of contributions and the payable due to the participants in the plan. The recorded asset and liability was $2.5 million at both December 31, 2022 and 2021.

As part of the NBOH acquisition the Company has a director retirement and death benefit plan for the benefit of prior members of the Board of Directors of NBOH. The plan is designed to provide an annual retirement benefit to be paid to each director upon retirement from the Board and attaining age 70. There are no additional benefits or participants being added to the plan and the liability recorded at December 31, 2022 and 2021 was $799 thousand and $975 thousand, respectively. The benefit payment upon satisfying the plan’s requirements is a benefit to the qualifying director until death or a maximum of 15 years. A benefit was recognized under this plan of $105 thousand in 2022 and $11 thousand in 2021 and an expense under the plan of $180 thousand was recorded in 2020.

As part of the Cortland acquisition, the Company has supplemental retirement benefit plans for the benefit of certain officers and non-officer directors. The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. Director Retirement Agreements provide for a benefit of $10 thousand annually on or after the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement. The Company accrued the cost of these post-retirement benefits during the working careers of the officers and directors. At December 31, 2022, the accumulated liability for these benefits totaled $1.1 million, with $919 thousand accrued for the officers’ plan and $143 thousand for the directors’ plan. Expense recognized for these plans was $87 thousand in 2022 and $11 thousand in 2021. Benefits expected to be paid in 2023 are $81 thousand.

To fund the above obligations, the Company has insurance contracts on the lives of the participants and directors in the supplemental retirement benefit plans with the Company as the beneficiary. In the case of directors and a small group of employee participants, postretirement split dollar life insurance coverage was accrued for during the service years. The liability at December 31, 2022 is $238 thousand and the benefit recorded was $5 thousand in 2022 and $31 thousand in 2021.

NOTE 18 – INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2022	2021	2020
Current expense	$10,885	$10,794	$9,922
Deferred expense (benefit)	1,353	(524)	(1,526)
Totals	$12,238	$10,270	$8,396

Effective tax rates differ from federal statutory rate of 21% that were applied to income before income taxes due to the following:

	2022	2021	2020
Statutory tax	$15,295	$13,026	$10,557
Effect of nontaxable interest	(2,591)	(2,274)	(1,896)
Bank owned life insurance, net	(380)	(273)	(167)
Tax credits	(194)	(200)	23
Effect of nontaxable insurance premiums	(318)	(322)	(198)
Stock compensation	(63)	(9)	12
Other	489	322	65
Actual tax	$12,238	$10,270	$8,396

Deferred tax assets (liabilities) are comprised of the following:

	2022	2021
Deferred tax assets:
Allowance for credit losses	$5,665	$6,171
Net unrealized loss on securities available for sale	55,962	0
Deferred and accrued compensation	1,748	1,993
Deferred loan fees and costs	275	531
Nonaccrual loan interest income	648	571
Restricted stock	501	423
Lease liabilities	1,841	1,382
Other	0	158
Gross deferred tax assets	$66,640	$11,229

Deferred tax liabilities:
Depreciation and amortization	$(1,485)	$(1,391)
Net unrealized gain on securities available for sale	0	(2,461)
Federal Home Loan Bank dividends	(904)	(976)
Purchase accounting adjustments	(1,862)	(1,729)
Mortgage servicing rights	(700)	(715)
Prepaid expenses	(365)	(367)
Lease right of use asset	(1,766)	(1,336)
Other	(234)	0
Gross deferred tax liabilities	(7,316)	(8,975)
Net deferred tax asset	$59,324	$2,254

No valuation allowance for deferred tax assets was recorded at December 31, 2022 and 2021.

At December 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2019. The tax years 2019—2021 remain open to examination by the U.S. taxing authority.

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the detail of other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020.

	2022
	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the year	$(278,620)	$58,510	$(220,110)
Reclassification adjustment for gains included in net income (1)	415	(87)	328
Net unrealized gains (losses) on available-for-sale securities	(278,205)	58,423	(219,782)
Change in funded status of post-retirement plan	(4)	1	(3)
Net other comprehensive income (loss)	$(278,209)	$58,424	$(219,785)

	2021
	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the year	$(15,333)	$3,220	$(12,113)
Reclassification adjustment for gains included in net income (1)	(838)	176	(662)
Net unrealized gains (losses) on available-for-sale securities	(16,171)	3,396	(12,775)
Change in funded status of post-retirement health plan	48	(10)	38
Net other comprehensive income (loss)	$(16,123)	$3,386	$(12,737)

	2020
	Pre-tax	Tax	After-Tax
Unrealized holding gains (losses) on available-for-sale securities during the year	$16,651	$(3,970)	$12,681
Reclassification adjustment for gains included in net income (1)	(385)	(90)	(475)
Net other comprehensive income (loss)	$16,266	$(4,060)	$12,206

(1)
Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

NOTE 20 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2022 and 2021 were as follows:

	2022	2021
Beginning balance	$11,074	$12,003
New loans	983	950
Effect of changes in composition of related parties	0	3,713
Repayments	(1,566)	(5,592)
Ending balance	$10,491	$11,074

Deposits from principal officers, directors, and their affiliates at year-end 2022 and 2021 were $18.3 million and $32.2 million.

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2022	2021	2020
Basic EPS
Net income	$60,597	$51,844	$41,876
Weighted average shares outstanding	33,844,945	29,167,357	28,266,509
Basic earnings per share	$1.79	$1.78	$1.48
Diluted EPS
Net income	$60,597	$51,844	$41,876
Weighted average shares for basic earnings per share	33,844,945	29,167,357	28,266,509
Average unvested restricted stock awards	83,994	112,430	127,487
Weighted average shares for diluted earnings per share	33,928,939	29,279,787	28,393,996
Diluted earnings per share	$1.79	$1.77	$1.47

There were 201,080, 55,128 and 67,074 restricted stock awards that were considered anti-dilutive at year-end 2022, 2021 and 2020, respectively.

NOTE 22 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $71.9 million and fair value of $5.5 million in other assets and $5.5 million in other liabilities at December 31, 2022. At December 31, 2021 the Company had interest rate swaps associated with commercial loans with and a notional value of $86.1 million and fair value of $4.0 million in other assets and $4.0 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the years ended December 31, 2022 and 2021.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. The Company had approximately $4.9 million of interest rate lock commitments at December 31, 2022 and $25.7 million of interest rate lock commitments at December 31, 2021. Effective May 2022, the Company began the practice of entering into commitments to sell mortgage backed securities when the interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge instruments. There were $4.3 million of forward sales of mortgage backed securities at December 31, 2022. There were no forward commitments for the future delivery of residential mortgage loans at December 31, 2022.

The net gains and losses on derivative instruments not designated as hedging instruments are included in mortgage banking income. As of December 31, 2022 and 2021, gains of $21 thousand and $423 thousand, respectively, were included in mortgage banking income for the interest rate lock commitments. Gains of $362 thousand were included in mortgage banking income in fiscal 2022 for the forward sales of mortgage backed securities.

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

Significant segment totals are reconciled to the financial statements as follows:

December 31, 2022	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Assets
Goodwill and other intangibles	$5,739	$100,190	$(4,263)	$101,666
Total assets	$14,383	$4,064,112	$3,705	$4,082,200

December 31, 2021	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$5,814	$101,055	$(4,263)	$102,606
Total assets	$14,365	$4,124,530	$3,854	$4,142,749

For year ended 2022	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$172	$127,353	$(3,359)	$124,166
Provision for credit losses and unfunded loans	0	1,122	0	1,122
Service fees, security gains and other noninterest income	19,535	25,304	(637)	44,202
Noninterest expense	8,635	79,987	890	89,512
Amortization and depreciation expense	110	4,336	453	4,899
Income before taxes	10,962	67,212	(5,339)	72,835
Income tax	2,301	11,277	(1,340)	12,238
Net Income	$8,661	$55,935	$(3,999)	$60,597

For year ended 2021	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$134	$108,726	$(870)	$107,990
Provision for loan losses and unfunded loans	0	4,893	0	4,893
Service fees, security gains and other noninterest income	11,045	27,347	(199)	38,193
Noninterest expense	6,854	68,194	589	75,637
Amortization and depreciation expense	262	2,931	346	3,539
Income before taxes	4,063	60,055	(2,004)	62,114
Income tax	852	10,023	(605)	10,270
Net Income	$3,211	$50,032	$(1,399)	$51,844

For year ended 2020	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$125	$96,361	$(295)	$96,191
Provision for loan losses and unfunded loans	0	9,100	0	9,100
Service fees, security gains and other noninterest income	9,353	27,189	(381)	36,161
Noninterest expense	5,963	62,689	1,206	69,858
Amortization and depreciation expense	304	2,566	252	3,122
Income before taxes	3,211	49,195	(2,134)	50,272
Income tax	674	8,305	(583)	8,396
Net Income	$2,537	$40,890	$(1,551)	$41,876

Bank segment includes Farmers Insurance and Investment.

NOTE 24 – SUBSEQUENT EVENT

On January 1, 2023, the Company completed its previously announced merger with Emclaire Financial Corp., a Pennsylvania corporation and registered financial holding company (“Emclaire”), pursuant to the Agreement and Plan of Merger dated as of March 23, 2022. The Farmers National Bank of Emlenton, the banking subsidiary of Emclaire, merged with and into The Farmers National Bank of Canfield, the national banking subsidiary of the Company, with Farmers Bank as the surviving bank. Pursuant to the terms of the Merger Agreement, at the effective time of the merger, each common share, without par value, of Emclaire common shares issued and outstanding was converted into the right to receive, without interest, $40.00 in cash or 2.15 common shares, without par value, of the Company's common shares, subject to an overall limitation of 70% of the Emclaire common shares being exchanged and the remaining 30% of Emclaire common shares being exchanged for the cash. No fractional shares were issued, and Emclaire’s shareholders became entitled to receive cash in lieu of fractional shares. The transaction created a large expansion for the Company in Pennsylvania and into the Pittsburgh market. Emclaire operated 19 branches in ten counties throughout western Pennsylvania. As of December 31, 2022, Emclaire had total assets of $1.02 billion, gross loans of $797.3 million and deposits of $874.6 million.

NOTE 25 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended 2022	December 31	September 30	June 30	March 31
Total interest income	$38,111	$36,410	$34,286	$33,279
Total interest expense	8,679	4,629	2,575	2,037
Net interest income	29,432	31,781	31,711	31,242
Provision for credit losses	416	448	616	(358)
Noninterest income	8,200	8,827	9,477	17,698
Merger related costs	584	872	674	1,940
Noninterest expense	20,511	20,527	20,787	28,516
Income before income taxes	16,121	18,761	19,111	18,842
Income taxes	2,765	3,315	3,160	2,998
Net income	$13,356	$15,446	$15,951	$15,844

Diluted earnings per share	$0.39	$0.46	$0.47	$0.47

Quarter Ended 2021	December 31	September 30	June 30	March 31
Total interest income	$31,685	$28,375	$28,609	$27,790
Total interest expense	1,986	1,841	2,119	2,523
Net interest income	29,699	26,534	26,490	25,267
Provision for loan losses	5,366	(948)	50	425
Noninterest income	9,538	9,015	9,508	10,132
Merger related costs	6,521	472	104	12
Noninterest expense	21,140	16,656	16,966	17,305
Income before income taxes	6,210	19,369	18,878	17,657
Income taxes	508	3,358	3,303	3,101
Net income	$5,702	$16,011	$15,575	$14,556

Diluted earnings per share	$0.18	$0.56	$0.55	$0.51

NOTE 26 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only). This information should be read in conjunction with the consolidated financial statements and related notes.

December 31,	2022	2021
BALANCE SHEETS
Assets:
Cash	$104,497	$92,076
Investment in subsidiaries
Bank	261,631	453,695
Farmers Trust	13,598	13,667
Captive	2,722	2,588
Other investments	600	0
Total assets	$383,048	$562,026

Liabilities:
Other liabilities	$2,542	$1,836
Subordinated debt	88,211	87,758
Total liabilities	90,753	89,594
Total stockholders' equity	292,295	472,432
Total liabilities and stockholders' equity	$383,048	$562,026

STATEMENTS OF INCOME
Years ended December 31,	2022	2021	2020
Income:
Dividends from subsidiaries
Bank	$30,000	$45,620	$28,646
Farmers Trust	8,000	2,800	2,300
Captive Insurance	1,400	1,135	1,000
Interest and dividends on securities	0	11	12
Security gains/(losses)	0	130	(28)
Total Income	39,400	49,696	31,930
Interest on borrowings	(3,428)	(918)	(361)
Other expenses	(3,451)	(2,792)	(2,746)
Income before income tax benefit and undistributed subsidiary income	32,521	45,986	28,823
Income tax benefit	1,345	611	592
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	25,935	4,412	12,244
Farmers Trust	662	412	237
Captive	134	423	(20)
Net Income	$60,597	$51,844	$41,876

STATEMENTS OF CASH FLOWS
Years ended December 31,	2,022	2021	2020
Cash flows from operating activities:
Net income	$60,597	$51,844	$41,876
Adjustments to reconcile net income to net cash from operating activities:
Dividends in excess of net income (Equity in undistributed net income of subsidiaries)	(26,731)	(5,247)	(12,461)
Other	559	6,846	1,167
Net cash from operating activities	34,425	53,443	30,582

Cash flows from investing activities:
Net cash paid in business combinations	0	(29,618)	(20,423)
Net cash from investing activities	0	(29,618)	(20,423)

Cash flows from financing activities:
Proceeds from long term borrowings	0	73,749	0
Repurchase of common shares	0	(164)	(14,238)
Cash dividends paid	(22,004)	(14,072)	(12,654)
Net cash from financing activities	(22,004)	59,513	(26,892)
Net change in cash and cash equivalents	12,421	83,338	(16,733)

Beginning cash and cash equivalents	92,076	8,738	25,471
Ending cash and cash equivalents	$104,497	$92,076	$8,738

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2022, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2022 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2022, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

CliftonLarsonAllen LLP ("CLA"), the Company’s registered public accounting firm (U.S. PCAOB Auditor Firm I.D.: 655), has audited the Company’s internal control over financial reporting as of December 31, 2022. The audit report by CLA is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 20, 2023 (the “2023 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2023 Annual Meeting to be filed with the Commission (“2023 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the disclosure included under the caption “Information About Our Executive Officers” at the end of “Item 1. Business” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2023 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in the 2023 Proxy Statement. These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2022 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2023 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2023 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Equity Compensation Plan Information” in the 2023 Proxy Statement of the Company.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2023 Proxy Statement of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2023 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2023 Proxy Statement.

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

2.3

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

10.5*	Farmers National Banc Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 22, 2022).
10.6*

Farmers National Banc Corp. 2020 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

Exhibit Number	Description
10.7*

Farmers National Banc Corp. 2020 Form of Performance-Based Equity Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.8*

Farmers National Banc Corp. 2020 Form of Service-Based Restricted Stock Award Agreement under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020).

10.9*

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

10.11*

Farmers National Banc Corp. 2021 Form of Performance-based Equity Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.12*

Farmers National Banc Corp. 2021 Form of Service-based Restricted Stock Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.13*

Farmers National Banc Corp. 2021 Form of Performance-based Cash Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.14*

Farmers National Banc Corp. 2022 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.15*

Farmers National Banc Corp. 2022 Form of Performance-based Equity Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.16*

Farmers National Banc Corp. 2022 Form of Service-based Restricted Stock Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.17*

Farmers National Banc Corp. 2022 Form of Performance-based Cash Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.18*	Nonemployee Director Compensation (filed herewith).
10.19*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).
10.20*	Change in Control Agreement with Kevin J. Helmick (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).
10.21*	Restricted Stock Award Agreement with Troy Adair (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).
10.22*	Change in Control Agreement with Troy Adair (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).

Exhibit Number	Description
10.23*

Farmers National Banc Corp. Third Amended and Restated Executive Separation Policy (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on June 23, 2021).

10.24*	Form of Senior Executive Change in Control Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8K filed with the Commission on June 23, 2021).
10.25*	Form of Executive Change in Control Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8K filed with the Commission on June 23, 2021).
10.26*

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
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

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
Kevin J. Helmick, President and Chief Executive Officer March 9, 2023

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	March 9, 2023
Kevin J. Helmick	(Principal Executive Officer)
/s/ Troy Adair	Executive Vice President, Secretary and Chief Financial Officer	March 9, 2023
Troy Adair	(Principal Financial Officer)
/s/ Joseph W. Sabat*	Chief Accounting Officer	March 9, 2023
Joseph W. Sabat	(Principal Accounting Officer)
/s/ Gregory C. Bestic*	Director	March 9, 2023
Gregory C. Bestic
/s/ Anne Frederick Crawford*	Director	March 9, 2023
Anne Frederick Crawford
/s/ Neil J. Kaback*	Director	March 9, 2023
Neil J. Kaback
/s/ Ralph D. Macali*	Director	March 9, 2023
Ralph D. Macali
/s/ Frank J. Monaco*	Director	March 9, 2023
Frank J. Monaco
/s/ Terry A. Moore*	Chairman of the Board	March 9, 2023
Terry A. Moore
/s/ Edward W. Muransky*	Director	March 9, 2023
Edward W. Muransky
/s/ David Z. Paull*	Director	March 9, 2023
David Z. Paull
/s/ Richard B. Thompson*	Director	March 9, 2023
Richard B. Thompson
/s/ André Thornton*	Director	March 9, 2023
André Thornton
/s/ Nicholas D. Varischetti*	Director	March 9, 2023
Nicholas D. Varischetti

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