Form 10-Q
period 2023-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2023-05-05
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2023
Common Stock, No Par Value	37,462,109 shares

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$30,509	$21,395
Federal funds sold and other	97,492	54,156
TOTAL CASH AND CASH EQUIVALENTS	128,001	75,551
Securities available for sale (Amortized cost $1,579,112 in 2023 and $1,534,512 in 2022)	1,355,449	1,268,025
Other investments	39,670	33,444
Loans held for sale, at fair value	1,703	858
Loans	3,152,339	2,404,750
Less allowance for credit losses	36,011	26,978
NET LOANS	3,116,328	2,377,772
Premises and equipment, net	54,265	39,173
Goodwill	167,907	94,640
Other intangibles, net	25,366	7,026
Bank owned life insurance	98,003	74,972
Other assets	123,194	110,739
TOTAL ASSETS	$5,109,886	$4,082,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,106,870	$896,957
Interest-bearing	3,207,121	2,526,760
Brokered time deposits	82,169	138,051
TOTAL DEPOSITS	4,396,160	3,561,768
Short-term borrowings	204,000	95,000
Long-term borrowings	88,324	88,211
Other liabilities	46,760	44,926
TOTAL LIABILITIES	4,735,244	3,789,905
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares in 2023 and 2022; 39,321,709 shares issued in 2023 and 35,128,962 in 2022; 37,439,395 and 34,055,125 shares outstanding, respectively	364,318	305,340
Retained earnings	213,013	212,375
Accumulated other comprehensive (loss)	(176,694)	(210,490)
Treasury stock, at cost; 1,882,314 and 1,073,837 shares in 2023 and 2022, respectively	(25,995)	(14,930)
TOTAL STOCKHOLDERS' EQUITY	374,642	292,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,109,886	$4,082,200

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31, 2023	March 31, 2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$40,856	$25,562
Taxable securities	6,550	4,587
Tax exempt securities	2,841	2,952
Dividends	376	130
Federal funds sold and other interest income	610	48
TOTAL INTEREST AND DIVIDEND INCOME	51,233	33,279
INTEREST EXPENSE
Deposits	12,707	1,244
Short-term borrowings	921	1
Long-term borrowings	995	792
TOTAL INTEREST EXPENSE	14,623	2,037
NET INTEREST INCOME	36,610	31,242
Provision (credit) for credit losses	8,305	(930)
Provision for unfunded loans	294	572
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	28,011	31,600
NONINTEREST INCOME
Service charges on deposit accounts	1,432	1,145
Bank owned life insurance income	547	409
Trust fees	2,587	2,519
Insurance agency commissions	1,456	1,047
Security gains (losses), including fair value changes for equity securities	121	(11)
Retirement plan consulting fees	307	397
Investment commissions	393	694
Net gains on sale of loans	310	1,129
Other mortgage banking income, net	153	60
Debit card and EFT fees	1,789	1,416
Legal settlement	0	8,400
Other operating income	1,330	493
TOTAL NONINTEREST INCOME	10,425	17,698
NONINTEREST EXPENSES
Salaries and employee benefits	14,645	11,831
Occupancy and equipment	3,869	2,680
FDIC insurance and state and local taxes	1,222	945
Professional fees	1,114	3,135
Merger related costs	4,313	1,940
Advertising	409	392
Intangible amortization	909	420
Core processing charges	1,164	745
Charitable donation	0	6,000
Other operating expenses	3,077	2,368
TOTAL NONINTEREST EXPENSES	30,722	30,456
INCOME BEFORE INCOME TAXES	7,714	18,842
INCOME TAXES	639	2,998
NET INCOME	$7,075	$15,844
EARNINGS PER SHARE - basic	$0.19	$0.47
EARNINGS PER SHARE - diluted	$0.19	$0.47

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
	March 31, 2023	March 31, 2022
NET INCOME	$7,075	$15,844
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	42,900	(112,398)
Reclassification adjustment for (gains) realized in income	(120)	0
Net unrealized holding gains (losses)	42,780	(112,398)
Income tax effect	(8,984)	23,605
Unrealized holding gains (losses), net of reclassification and tax	33,796	(88,793)
Change in funded status of post-retirement plan, net of tax	0	(2)
Other comprehensive income (loss), net of tax	33,796	(88,795)
TOTAL COMPREHENSIVE INCOME (LOSS)	$40,871	$(72,951)

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2022	$305,340	$212,375	$(210,490)	$(14,930)	$292,295
Net income		7,075			7,075
Other comprehensive income			33,796		33,796
Share issuance as part of a business combination	59,202				59,202
Restricted share issuance	(432)			437	5
Restricted share forfeitures	21			(21)	0
Stock based compensation expense	615				615
Vesting of Long Term Incentive Plan	(428)			431	3
Share forfeitures for taxes				(252)	(252)
Treasury share purchases				(11,660)	(11,660)
Dividends paid at $0.17 per share		(6,437)			(6,437)
Balance March 31, 2023	$364,318	$213,013	$(176,694)	$(25,995)	$374,642

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2021	$306,123	$173,896	$9,295	$(16,882)	$472,432
Net income		15,844			15,844
Other comprehensive (loss)			(88,795)		(88,795)
Restricted share issuance	(1,030)			1,030	0
Stock based compensation expense	365				365
Vesting of Long Term Incentive Plan	(788)			368	(420)
Share forfeitures for taxes				(102)	(102)
Dividends paid at $0.16 per share		(5,438)			(5,438)
Balance March 31, 2022	$304,670	$184,302	$(79,500)	$(15,586)	$393,886

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,075	$15,844
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for credit losses	8,305	(930)
Provision for unfunded loans	294	572
Depreciation and amortization	1,899	1,162
Net amortization of securities	267	1,378
Available for sale security (gains) losses	(120)	0
Realized (gains) losses on equity securities	(1)	11
Loss on premises and equipment sales and disposals, net	0	112
Stock compensation expense	615	365
Earnings on bank owned life insurance	(547)	(409)
Origination of loans held for sale	(12,947)	(41,419)
Proceeds from loans held for sale	14,016	45,369
Net gains on sale of loans	(310)	(1,129)
Net change in other assets and liabilities	(4,850)	(7,727)
NET CASH FROM OPERATING ACTIVITIES	13,696	13,199
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	12,756	22,712
Proceeds from sales of securities available for sale	69,918	0
Purchases of securities available for sale	(450)	(172,437)
Proceeds from sales of equity securities	10	18
Purchase of equity securities	(13)	(17)
Proceeds from maturities and repayments of SBIC funds	166	454
Purchases of SBIC funds	(671)	(454)
Proceeds from redemption of regulatory stock	12,721	0
Purchase of regulatory stock	(10,644)	(3,572)
Loan originations and payments, net	(6,496)	24,098
Proceeds from land and building sales	0	21
Additions to premises and equipment	0	(346)
Net cash paid in business combinations	(13,175)	0
NET CASH FROM INVESTING ACTIVITIES	64,122	(129,523)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(41,421)	146,576
Net change in short-term borrowings	34,000	0
Cash dividends paid	(6,403)	(5,415)
Repurchase of common shares	(11,544)	0
NET CASH FROM FINANCING ACTIVITIES	(25,368)	141,161
NET CHANGE IN CASH AND CASH EQUIVALENTS	52,450	24,837
Beginning cash and cash equivalents	75,551	112,790
Ending cash and cash equivalents	$128,001	$137,627
Supplemental cash flow information:
Interest paid	$16,356	$1,498
Supplemental noncash disclosures:
Issuance of stock awards	$431	$1,398
Issuance of stock for business combinations	$59,202	$0

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation:

The unaudited consolidated condensed financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year. Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of March 31, 2023. Outstanding shares at March 31, 2023 were 37,439,395.

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

Updates to Significant Accounting Policies:

New Accounting Standard:

On March 31, 2022, FASB issued ASU 2022-02, which eliminates the troubled debt restructuring (“TDR”), accounting model for creditors that have adopted Topic 326, Financial Instruments – Credit Losses. Due to the removal of the TDR accounting model, all loan modifications now will be accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 vintage disclosure requirements also will be required to prospectively disclose current-period gross write-off information by vintage, or year of origination. The Company has adopted ASU 2022-02 effective on January 1, 2023. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

On October 28, 2021, FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires contract assets and contract liabilities to be accounted for as if they (the acquirer) entered into the original contract at the same time and same date as the acquiree. This is a shift from existing guidance, which required the acquirer to recognize contract assets and contract liabilities at their fair value as of the acquisition date. The amendments in this Update was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition. Management determined that Emclaire had an immaterial amount of contracts with customers.

On March 12, 2020, the FASB issued ASU 2020-04 and amended by ASU 2021-01, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the burden of accounting for contract modifications related to reference rate reform. The amendments in ASU 2020-04 create a new Topic in the Codification, ASC 848, Reference Rate Reform, which contains guidance that is designed to simplify how entities account for contracts that are modified to replace LIBOR or other benchmark interest rates with new rates. The amendments in ASU 2020-04 give entities the option to apply expedients and exceptions to contract modifications that are made until December 31, 2022, if certain criteria are met. If adopted, these amendments and exceptions should be applied to all eligible modifications to contracts that are accounted for under an ASC Topic or industry Subtopic. The guidance in ASC 848 does not apply to any contract modifications that was made after December 31, 2022. In December 2022, the FASB issued ASU 2022-06 that defers the sunset date from December 31, 2022 to December 31, 2024. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

Business Combinations:

On January 1, 2023, the Company completed its previously announced merger with Emclaire Financial Corp., a Pennsylvania corporation and registered financial holding company (“Emclaire”), pursuant to the Agreement and Plan of Merger dated as of March 23, 2022. The Farmers National Bank of Emlenton, the banking subsidiary of Emclaire, merged with and into The Farmers National Bank of Canfield, the national banking subsidiary of the Company, with Farmers Bank as the surviving bank. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) Emclaire merged with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity in the Merger. Promptly following the consummation of the Merger, Merger Sub was dissolved and liquidated and The Farmers National Bank of Emlenton, the banking subsidiary of Emclaire, merged with and into The Farmers National Bank of Canfield, the national banking subsidiary of the Company, with Farmers Bank as the surviving bank. Pursuant to the terms of the Merger Agreement, at the effective time of the merger, each common share, without par value, of Emclaire common shares issued and outstanding was converted into the right to receive, without interest, $40.00 in cash or 2.15 common shares, without par value, of the Company's common shares, subject to an overall limitation of 70% of the Emclaire common shares being exchanged and the remaining 30% of Emclaire common shares being exchanged for the cash. The transaction created expansion for the Company in Pennsylvania and into the Pittsburgh market. The Company issued 4.2 million shares of its common stock along with cash of $33.4 million, which represented a transaction value of approximately $92.6 million based on its closing stock price of $14.12 on December 31, 2022.

In accordance with ASC 805, the Company expensed approximately $4.3 million of merger related costs, for the Emclaire acquisition, during the three month period ended March 31, 2023, in addition to $2.0 million expensed for the entire year of 2022. The Company recorded goodwill of $73.4 million as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in Pennsylvania. The merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The goodwill was determined not to be deductible for income tax purposes. The fair value estimates included in these financial statements are based on preliminary valuations; certain loan, deferred tax, and premises and equipment measurements have not been finalized and are subject to change. The Company does not expect material variances from these estimates and expects that final valuation estimates will be completed prior to December 31, 2023.

The following table summarizes the consideration paid for Emclaire and the amounts of the assets acquired and liabilities assumed on the closing date of the acquisition.

(In Thousands of Dollars)
Consideration
Cash	$33,440
Stock	59,202
Fair value of total consideration transferred	$92,642
Fair value of assets acquired
Cash and cash equivalents	$20,265
Securities available for sale	126,970
Other investments	7,795
Loans, net	740,659
Premises and equipment	16,103
Bank owned life insurance	22,485
Core deposit intangible	19,249
Current and deferred taxes	17,246
Other assets	6,387
Total assets acquired	977,159
Fair value of liabilities assumed
Deposits	875,813
Short-term borrowings	75,000
Accrued interest payable and other liabilities	7,104
Total liabilities	957,917
Net assets acquired	$19,242
Goodwill created	73,400
Total net assets acquired	$92,642

The fair value of net assets acquired includes fair value adjustments to certain receivables that were considered performing as of the acquisition date. The fair value adjustments were determined using the income method, discounted cash flow approach. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered purchase credit deteriorated ("PCD") at the acquisition date and were not subject to the guidance relating to PCD loans. Receivables acquired that were not subject to these requirements had a fair value and gross contractual amounts receivable of $714.4 million and $764.8 million on the date of acquisition.

The fair value of purchased financial assets that were classified as PCD loans are discussed in the loan footnote.

The following table presents unaudited pro forma information as if the Emclaire acquisition that occurred on January 1, 2023 actually took place on January 1, 2022. The unaudited pro forma information for the period ended March 31, 2022 includes adjustments of interest income on loans, amortization of core deposit intangibles arising from the transaction, interest expense on deposits and borrowings acquired. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective on the assumed date.

(In thousands of dollars except per share results)	For Three Months Ended March 31, 2022
Net interest income	$41,347
Provision for credit losses	7,255
Noninterest income	18,705
Noninterest expense	41,413
Income before income taxes	11,384
Income tax expense	2,286
Net income	$9,098
Basic earnings per share	$0.24
Diluted earnings per share	$0.24

On July 1, 2022, Farmers National Insurance, LLC acquired substantially all of the assets of Randy L. Jones Agency, Inc., doing business as Champion Insurance for $900 thousand. Intangible assets of $633 thousand were recorded along with goodwill of $267 thousand.

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at March 31, 2023 and December 31, 2022 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
March 31, 2023
U.S. Treasury and U.S. government sponsored entities	$154,879	$194	$(17,900)	$137,173
State and political subdivisions	650,520	2,751	(98,022)	555,249
Corporate bonds	18,726	234	(275)	18,685
Mortgage-backed securities	666,828	73	(106,256)	560,645
Collateralized mortgage obligations	84,559	619	(4,771)	80,407
Small Business Administration	3,600	0	(310)	3,290
Totals	$1,579,112	$3,871	$(227,534)	$1,355,449

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2022
U.S. Treasury and U.S. government sponsored entities	$149,712	$0	$(21,616)	$128,096
State and political subdivisions	651,705	266	(121,891)	530,080
Corporate bonds	4,181	0	(302)	3,879
Mortgage-backed securities - residential	672,784	12	(117,654)	555,142
Collateralized mortgage obligations	52,291	0	(4,937)	47,354
Small Business Administration	3,839	0	(365)	3,474
Totals	$1,534,512	$278	$(266,765)	$1,268,025

Proceeds from the sale of available for sale securities were $69.9 million for the three month period ended March 31, 2023. Gross gains of $441 thousand and gross losses of $321 thousand were realized on these sales for the three month period ended March 31, 2023. In addition, $1 thousand of realized gains on equity securities were recognized on the income statement during the three month period ending March 31, 2023.

There were no sales of available for sale securities in the three month period ended March 31, 2022. Realized losses on equity securities of $11 thousand were recognized on the income statement during the three months period ended March 31, 2022.

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2023
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$585	$583
One to five years	39,428	37,225
Five to ten years	171,931	155,027
Beyond ten years	612,181	518,272
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	754,987	644,342
Total	$1,579,112	$1,355,449

The following table summarizes the available for sale investment securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
March 31, 2023

U.S. Treasury and U.S. government sponsored entities	$0	$0	$131,976	$(17,900)	$131,976	$(17,900)
State and political subdivisions	31,898	(744)	440,668	(97,278)	472,566	(98,022)
Corporate bonds	985	(12)	4,114	(263)	5,099	(275)
Mortgage-backed securities	81	(1)	555,585	(106,255)	555,666	(106,256)
Collateralized mortgage obligations	2,800	(70)	45,562	(4,701)	48,362	(4,771)
Small Business Administration	0	0	3,290	(310)	3,290	(310)
Total temporarily impaired	$35,764	$(827)	$1,181,195	$(226,707)	$1,216,959	$(227,534)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2022

U.S. Treasury and U.S. government sponsored entities	$52,311	$(5,835)	$75,685	$(15,781)	$127,996	$(21,616)
State and political subdivisions	306,709	(56,650)	191,584	(65,241)	498,293	(121,891)
Corporate bonds	2,893	(122)	986	(180)	3,879	(302)
Mortgage-backed securities - residential	101,476	(13,545)	453,233	(104,109)	554,709	(117,654)
Collateralized mortgage obligations	42,140	(4,137)	5,214	(800)	47,354	(4,937)
Small Business Administration	1,295	(122)	2,179	(243)	3,474	(365)
Total temporarily impaired	$506,824	$(80,411)	$728,881	$(186,354)	$1,235,705	$(266,765)

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

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow analysis using the effective interest rate as of the security’s purchase date. As of March 31, 2023, the Company’s security portfolio consisted of 989 securities, 751 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities and state and political subdivisions. The Company does not consider its available for sale ("AFS") securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. In addition, management has the ability and the intent to hold the securities for a period of time sufficient to allow for any recovery in fair value. As of March 31, 2023 the Company has not recorded an allowance for credit losses on AFS securities.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2023	December 31, 2022
Commercial real estate
Owner occupied	$352,148	$330,768
Non-owner occupied	690,183	563,652
Farmland	190,284	188,850
Other	244,499	133,630
Commercial
Commercial and industrial	361,845	293,643
Agricultural	54,654	58,087
Residential real estate
1-4 family residential	853,074	475,791
Home equity lines of credit	137,319	132,179
Consumer
Indirect	204,239	197,125
Direct	48,534	16,421
Other	7,823	7,714
Total loans	$3,144,602	$2,397,860
Net deferred loan costs	7,737	6,890
Allowance for credit losses	(36,011)	(26,978)
Net loans	$3,116,328	$2,377,772

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three month periods ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$14,840	$4,186	$4,374	$3,578	$26,978
PCD ACL on loans acquired	850	138	11	0	999
Provision for credit losses	4,128	1,044	2,398	735	8,305
Loans charged off	0	(143)	(83)	(243)	(469)
Recoveries	1	5	32	160	198
Total ending allowance balance	$19,819	$5,230	$6,732	$4,230	$36,011

Three Months Ended March 31, 2022

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$15,879	$4,949	$4,870	$3,688	$29,386
(Credit) Provision for credit losses	(672)	271	(146)	(383)	(930)
Loans charged off	0	(1,359)	(34)	(197)	(1,590)
Recoveries	0	6	12	131	149
Total ending allowance balance	$15,207	$3,867	$4,702	$3,239	$27,015

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to March 31, 2023. As of March 31, 2023, the Company expects that the markets in which it operates will experience minimal changes to economic conditions and slight increases in the unemployment rate and a level trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from March 31, 2022 to March 31, 2023 is largely attributed to the Emlenton merger.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2023:

(In Thousands of Dollars)	Nonaccrual with no allowance for credit loss	Nonaccrual	Loans past due over 89 days still accruing
March 31, 2023
Commercial real estate
Owner occupied	$688	$464	$0
Non-owner occupied	1,941	4,116	0
Farmland	2,109	15	0
Other	0	25	0
Commercial
Commercial and industrial	154	3,133	0
Agricultural	234	308	0
Residential real estate
1-4 family residential	484	2,294	711
Home equity lines of credit	286	258	170
Consumer
Indirect	14	320	57
Direct	65	105	5
Other	0	3	0
Total loans	$5,975	$11,041	$943

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of March 31, 2023 and December 31, 2022:

	December 31, 2022
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$993	$0
Non-owner occupied	3,031	0
Farmland	2,183	0
Other	33	0
Commercial
Commercial and industrial	3,840	50
Agricultural	299	0
Residential real estate
1-4 family residential	2,703	310
Home equity lines of credit	735	58
Consumer
Indirect	313	62
Direct	179	12
Other	2	0
Total loans	$14,311	$492

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2023:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
March 31, 2023
Commercial real estate
Owner occupied	$809	$0	$0	$0
Non-owner occupied	5,999	0	0	0
Farmland	2,109	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	0	2,162	0	0
Agricultural	0	235	0	0
Residential real estate
1-4 family residential	1,522	0	0	0
Home equity lines of credit	344	0	0	0
Consumer
Indirect	0	0	57	0
Direct	0	0	26	66
Other	0	0	0	0
Total loans	$10,783	$2,397	$83	$66

The following tables present the aging of the recorded investment in past due loans as of March 31, 2023 and December 31, 2022 by class of loans.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2023
Commercial real estate
Owner occupied	$12	$0	$1,152	$1,164	$350,692	$351,856
Non-owner occupied	0	0	6,057	6,057	683,559	689,616
Farmland	149	0	2,124	2,273	187,755	190,028
Other	0	0	25	25	244,185	244,210
Commercial
Commercial and industrial	402	157	3,287	3,846	359,015	362,861
Agricultural	261	29	542	832	54,399	55,231
Residential real estate
1-4 family residential	7,156	554	3,489	11,199	841,496	852,695
Home equity lines of credit	395	86	714	1,195	136,155	137,350
Consumer
Indirect	802	94	391	1,287	210,817	212,104
Direct	103	12	175	290	48,275	48,565
Other	0	7	3	10	7,813	7,823
Total loans	$9,280	$939	$17,959	$28,178	$3,124,161	$3,152,339

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2022
Commercial real estate
Owner occupied	$159	$0	$993	$1,152	$329,305	$330,457
Non-owner occupied	0	0	3,031	3,031	560,013	563,044
Farmland	0	0	2,183	2,183	186,399	188,582
Other	0	0	33	33	133,288	133,321
Commercial
Commercial and industrial	1,034	185	3,890	5,109	289,297	294,406
Agricultural	104	20	299	423	58,166	58,589
Residential real estate
1-4 family residential	4,247	1,775	3,013	9,035	466,313	475,348
Home equity lines of credit	115	92	793	1,000	131,209	132,209
Consumer
Indirect	1,267	298	375	1,940	202,683	204,623
Direct	234	70	191	495	15,962	16,457
Other	0	5	2	7	7,707	7,714
Total loans	$7,160	$2,445	$14,803	$24,408	$2,380,342	$2,404,750

Loan Restructurings

The Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2023, which eliminates the recognition and measurement of troubled debt restructurings ("TDRs"). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

Any restructuring of a loan in which the borrower has experienced financial difficulty and the terms of the loan are more favorable than would generally be considered for borrowers with the same credit characteristics would be individually evaluated. Otherwise, the restructured loan remains in the appropriate segment in the ACL model.

The following table shows the amortized cost basis for the loans restructured during the three months ended March 31, 2023 to borrowers experiencing financial difficulty, disaggregrated by class of financing receivables:

Three Months Ended March 31, 2023	Restructured Loans
(In Thousands of Dollars)	Number of Contracts	Amortized Cost Basis	% of Total class of Financing receivable
Commercial
Commercial and industrial	1	$50	0.01%
Total accruing restructured loans	1	$50	0.01%

Nonaccrual restructured loans
Total nonaccrual restructured loans	0	$0	0.00%
Total restructured loans	1	$50	0.01%

During the first quarter of 2023 the Company modified a commercial line of credit as a restructured loan. This nonperforming loan was extended with payments deferred until maturity to allow the borrower to complete the remediation process needed to obtain a "No Further Action" letter from the EPA that is needed to finalize the sale of the real estate securing the loan. This loan is included as an individually evaluated loan with no specific reserve due to the anticipated sale of the real estate which will sufficiently retire the debt.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the three months ended March 31, 2023:

Three Months Ended March 31, 2023	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Commercial
Commercial and industrial	$50	$0	$0
Total accruing restructured loans	$50	$0	$0

Nonaccrual restructured loans
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$50	$0	$0

As of March 31, 2023, the Company had no commitments to lend any additional funds on restructured loans. As of March 31, 2023 the Company had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financially difficulty at the time of modification. For purposes of this disclosure a default occurs when, within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms.

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

As of March 31, 2023 and December 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
March 31, 2023
Commercial real estate
Owner occupied	$341,657	$5,592	$4,607	$351,856
Non-owner occupied	640,732	21,939	26,945	689,616
Farmland	187,365	0	2,663	190,028
Other	243,974	0	236	244,210
Commercial
Commercial and industrial	347,302	3,925	11,634	362,861
Agricultural	54,553	100	578	55,231
Total loans	$1,815,583	$31,556	$46,663	$1,893,802

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2022
Commercial real estate
Owner occupied	$324,979	$1,193	$4,285	$330,457
Non-owner occupied	527,267	25,541	10,236	563,044
Farmland	186,057	0	2,525	188,582
Other	133,218	0	103	133,321
Commercial
Commercial and industrial	282,412	777	11,217	294,406
Agricultural	58,002	250	337	58,589
Total loans	$1,511,935	$27,761	$28,703	$1,568,399

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. In the 1-4 family residential real estate portfolio at March 31, 2023, other real estate owned and foreclosure properties were $0 and $232 thousand, respectively. At December 31, 2022, other real estate owned and foreclosure properties were $0 and $129 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of March 31, 2023 and December 31, 2022. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
March 31, 2023
Performing	$849,206	$136,636	$211,713	$48,390	$7,820
Nonperforming	3,489	714	391	175	3
Total loans	$852,695	$137,350	$212,104	$48,565	$7,823

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2022
Performing	$472,335	$131,416	$204,248	$16,266	$7,712
Nonperforming	3,013	793	375	191	2
Total loans	$475,348	$132,209	$204,623	$16,457	$7,714

The following table presents total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$14,279	$252,740	$232,382	$155,030	$155,914	$401,917	$14,101	$1,226,363
Special mention	0	0	697	6,268	8,591	11,975	0	27,531
Substandard	0	0	1,730	3,923	2,122	22,889	1,124	31,788
Total commercial real estate loans	$14,279	$252,740	$234,809	$165,221	$166,627	$436,781	$15,225	$1,285,682

Commercial real estate current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial and industrial
Risk Rating
Pass	$41,198	$103,483	$52,217	$31,599	$15,403	$32,456	$70,946	$347,302
Special mention	0	191	495	42	1,049	0	2,148	3,925
Substandard	240	3,688	1,307	826	379	1,244	3,950	11,634
Total commercial loans	$41,438	$107,362	$54,019	$32,467	$16,831	$33,700	$77,044	$362,861

Commercial and industrial current period gross write-offs	$0	$0	$51	$11	$11	$50	$0	$123

Agricultural
Risk Rating
Pass	$7,709	$54,064	$34,009	$42,707	$22,740	$65,852	$14,837	$241,918
Special mention	0	0	0	0	0	0	100	100
Substandard	0	67	413	225	66	2,441	29	3,241
Total agricultural loans	$7,709	$54,131	$34,422	$42,932	$22,806	$68,293	$14,966	$245,259

Agricultural current period gross write-offs	$0	$15	$5	$0	$0	$0	$0	$20

Residential real estate
Risk Rating
Pass	$13,307	$175,165	$172,632	$144,525	$52,795	$280,084	$3,936	$842,444
Special mention	0	0	0	69	116	164	0	349
Substandard	0	0	500	401	384	8,617	0	9,902
Total residential real estate loans	$13,307	$175,165	$173,132	$144,995	$53,295	$288,865	$3,936	$852,695

Residential real estate current period gross write-offs	$0	$0	$0	$0	$0	$71	$0	$71

Home equity lines of credit
Risk Rating
Pass	$0	$0	$10	$0	$0	$1,936	$133,138	$135,084
Special mention	0	0	0	0	0	0	38	38
Substandard	0	27	13	67	20	1,977	124	2,228
Total home equity lines of credit	$0	$27	$23	$67	$20	$3,913	$133,300	$137,350

Home equity lines of credit current period gross write-offs	$0	$0	$0	$8	$0	$4	$0	$12

Consumer
Risk Rating
Pass	$24,461	$94,067	$43,905	$29,836	$18,788	$48,765	$7,683	$267,505
Substandard	0	134	101	257	223	272	0	987
Total consumer loans	$24,461	$94,201	$44,006	$30,093	$19,011	$49,037	$7,683	$268,492

Consumer current period gross write-offs	$0	$73	$39	$63	$8	$27	$33	$243

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$188,240	$174,841	$120,883	$138,342	$89,769	$256,103	$17,286	$985,464
Special mention	0	711	1,861	5,286	624	18,252	0	26,734
Substandard	0	18	256	1,968	267	10,952	1,163	14,624
Total commercial real estate loans	$188,240	$175,570	$123,000	$145,596	$90,660	$285,307	$18,449	$1,026,822

Commercial
Risk Rating
Pass	$100,368	$45,872	$34,110	$16,854	$13,574	$14,664	$56,970	$282,412
Special mention	0	197	0	0	0	0	580	777
Substandard	3,642	1,331	356	152	110	1,761	3,865	11,217
Total commercial loans	$104,010	$47,400	$34,466	$17,006	$13,684	$16,425	$61,415	$294,406

Agricultural
Risk Rating
Pass	$51,096	$36,376	$44,133	$23,661	$24,003	$45,490	$19,300	$244,059
Special mention	0	0	0	0	0	0	250	250
Substandard	0	379	235	72	0	2,146	30	2,862
Total agricultural loans	$51,096	$36,755	$44,368	$23,733	$24,003	$47,636	$19,580	$247,171

Residential real estate
Risk Rating
Pass	$83,951	$112,463	$76,095	$31,404	$22,918	$135,757	$3,956	$466,544
Special mention	0	0	70	118	76	93	0	357
Substandard	0	136	249	121	9	7,932	0	8,447
Total residential real estate loans	$83,951	$112,599	$76,414	$31,643	$23,003	$143,782	$3,956	$475,348

Home equity lines of credit
Risk Rating
Pass	$0	$10	$0	$0	$16	$1,394	$128,622	$130,042
Special mention	0	0	0	0	0	0	49	49
Substandard	0	13	137	20	0	1,848	100	2,118
Total home equity lines of credit	$0	$23	$137	$20	$16	$3,242	$128,771	$132,209

Consumer
Risk Rating
Pass	$98,530	$46,945	$32,284	$20,849	$10,918	$10,942	$7,302	$227,770
Special mention	0	0	0	0	0	0	0	0
Substandard	102	113	267	230	109	202	1	1,024
Total consumer loans	$98,632	$47,058	$32,551	$21,079	$11,027	$11,144	$7,303	$228,794

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

The probability of default portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, loan restructuring for borrowers experiencing financial difficulty or is partially, or wholly, charged-off. Typically, a one-year time period is used to asses

PD. PD can be measured and applied using various risk criteria. Risk rating is one common way to apply PDs. Loss given default LGD is to determine the percentage of loss by facility or collateral type. LGD estimates can sometimes be driven, or influenced, by product type, industry or geography. The Company uses PD/LGD primarily for commercial loan portfolios.

The following table presents the loan pools and the associated methodology used during the calculation of the allowance for credit losses in the first three months of 2023.

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At March 31, 2023, the Company had $710 million in unfunded commitments and set aside $1.7 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. There may be significant changes in the ACL in future periods determined by prevailing factors at that point in time along with future forecasts.

Purchased Loans

As a result of the Emlenton Merger, the Company acquired $740.7 million in loans.

2023
Par value of acquired loans at acquisition	$797,616
Net purchase discount	(55,958)
Allowance for credit losses of PCD loans	(999)
Purchase price of loans at acquisition	$740,659

Under ASU Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2023, the Company acquired PCD loans with a fair value of $25.9 million, credit discount of $999 thousand and a noncredit discount of $5.5 million. The outstanding balance at March 31, 2023 and related allowance on PCD loans is as follows:

	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$1,662	$29
Non-owner Occupied	41,108	1,068
Farmland	15	0
Commercial
Commercial and industrial	2,802	145
Agricultural	149	10
Residential real estate
1-4 family residential	1,448	9
Home equity lines of credit	3	0
Total	$47,187	$1,261

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three months ended March 31, 2023 and 2022.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended March 31, 2023
Service charges on deposit accounts	$0	$1,432	$1,432
Debit card and EFT fees	0	1,789	1,789
Trust fees	2,587	0	2,587
Insurance agency commissions	0	1,456	1,456
Retirement plan consulting fees	307	0	307
Investment commissions	0	393	393
Other (outside the scope of ASC 606)	0	2,461	2,461
Total noninterest income	$2,894	$7,531	$10,425

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended March 31, 2022
Service charges on deposit accounts	$0	$1,145	$1,145
Debit card and EFT fees	0	1,416	1,416
Trust fees	2,519	0	2,519
Insurance agency commissions	0	1,047	1,047
Retirement plan consulting fees	397	0	397
Investment commissions	0	694	694
Other (outside the scope of ASC 606)	0	10,480	10,480
Total noninterest income	$2,916	$14,782	$17,698

A description of the Company’s revenue streams under ASC 606 follows:

Service charges on deposit accounts – The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Management reviewed the deposit account agreements, and determined that the agreements can be terminated at any time by either the Bank or the account holder. Transaction fees, such as balance transfers, wires and overdraft charges are settled the day the performance obligation is satisfied. The Bank’s monthly service charges and maintenance fees are for services provided to the customer on a monthly basis and are considered a series of services that have the same pattern of transfer each month. The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges. It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the revenue standards.

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

Other potential situations surrounding the recognition of Insurance revenue include estimating potential refunds due to the likely cancellation of a percentage of customers canceling their policies and recording revenue at the time of policy renewals. Management concluded that since Insurance agency commissions represent only 2.4% of the Company’s total revenue, adjusting the current practice of recording insurance revenue for these situations would not have a material impact on the reporting of total revenue.

Retirement Plan Consulting Fees – Revenue is recognized based on the level of work performed for the client. Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned. Retirement plan consulting fees represent only 0.5% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company. The sales are conducted through a third-party broker-dealer. When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to the third party broker dealer. Investment commissions represent only 0.6% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. The Company’s service provider uses a leading evaluation pricing service for U.S. domestic fixed income securities and values securities using exit pricing requirements. The Company independently corroborates the fair value received through this pricing service by obtaining the pricing through a second source. The fair values for investment securities, which consist of equity securities that are recorded at fair market value to comply with exit pricing, are determined by quoted market prices in active markets, if available (Level 1). The equity securities change in fair market value is recorded in the income statements. For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, prepayment speeds, credit risks and default rates. Inputs used are derived principally from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any, market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.

Mortgage Banking Derivatives: The fair value of mortgage banking derivatives are calculated using derivative valuation models that utilize quoted prices for similar assets adjusted for the specific attributes of the commitments and other observable market data at the valuation date. (Level 2).

Interest Rate Swaps: The fair value of interest rate swap derivative instruments are based on valuation models using observable market data as of the measurement date. The loan agreement containing a two-way yield maintenance provision if invoked is expected to exactly offset the fair value of unwinding the swap. The yield maintenance provision represents an embedded derivative which is bifurcated from the host loan contract and, as such, the swaps and embedded derivatives are not designated as hedges (Level 2).

Loans Held for Sale: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Collateral Dependent Loans: Fair value estimates of collateral dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated costs to sell. Loans carried at fair value generally receive specific allocations of the allowance for credit losses in the current period, 2023 and 2022. For collateral dependent loans, fair value is commonly based on recent real estate appraisals or in quoted sales prices in certain instances. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Adjustments to quoted price are routinely made to factor in data that affect the marketability of the collateral. Such adjustments, in both instances, are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. These loans are evaluated on a quarterly basis and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2023 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$137,173	$0	$137,173	$0
State and political subdivisions	555,249	0	555,249	0
Corporate bonds	18,685	0	17,070	1,615
Mortgage-backed securities-residential	560,645	0	560,644	1
Collateralized mortgage obligations	80,407	0	80,407	0
Small Business Administration	3,290	0	3,290	0
Equity securities
Equity securities at fair value	202	202	0	0
Other investments measured at net asset value	15,552	n/a	n/a	n/a
Total investment securities	$1,371,203	$202	$1,353,833	$1,616
Loans held for sale	1,703	0	1,703	0
Interest rate swaps	$4,461	$0	$4,461	$0
Financial Liabilities
Interest rate swaps	$4,461	$0	$4,461	$0
Mortgage banking derivative - liability	56	0	56	0

		Fair Value Measurements at December 31, 2022 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$128,096	$0	$128,096	$0
State and political subdivisions	530,080	0	530,080	0
Corporate bonds	3,879	0	3,879	0
Mortgage-backed securities-residential	555,142	0	555,141	1
Collateralized mortgage obligations	47,354	0	47,354	0
Small Business Administration	3,474	0	3,474	0
Equity securities
Equity securities at fair value	196	196	0	0
Other investments measured at net asset value	15,048	n/a	n/a	n/a
Total investment securities	$1,283,269	$196	$1,268,024	$1
Loans held for sale	$858		$858
Interest rate swaps	$5,503	$0	$5,503	$0
Mortgage banking derivative -asset	$31	$0	$31	$0
Financial Liabilities
Interest rate swaps	$5,503	$0	$5,503	$0

There were no significant transfers between Level 1 and Level 2 during the periods presented above.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended March 31,
(In Thousands of Dollars)	2023	2022
Beginning Balance	$1	$3
Transfers between levels	0	0
Acquired and/or purchased	1,615	0
Repayments, calls and maturities	0	(1)
Ending Balance	$1,616	$2

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2023 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$3,518	$0	$0	$3,518
Commercial
Commercial and industrial	$1,220	$0	$0	$1,220
1–4 family residential	52	0	0	52

		Fair Value Measurements at December 31, 2022 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial real estate
Non-owner occupied	$746	0	0	$746
Commercial	395	0	0	395
1–4 family residential	74	0	0	74

Collateral dependent loans were individually evaluated under ASC 326 for the periods ending March 31, 2023 and December 31, 2022. Collateral dependent loans had a principal balance of $6.1 million with a valuation allowance of $1.3 million at March 31, 2023. Collateral dependent loans had a principal balance of $1.6 million with a valuation allowance of $372 thousand at December 31, 2022.

For the period ending March 31, 2023, the fair value of the collateral dependent commercial real estate relationship are valued by independent external appraisals. These external appraisals are prepared using the sales comparison approach and income approach valuation techniques. The commercial relationships are valued by the quoted price of the collateral. Management makes subsequent unobservable adjustments on both the appraisals for the commercial real estate and the quoted price for the commercial collateral dependent loans. For the year ending December 31, 2022, the fair value of the collateral dependent commercial real estate and commercial relationships are valued by the quoted price of the collateral. Management makes subsequent unobservable adjustments on the quoted price of collateral dependent loans. Collateral dependent loans other than commercial real estate and other real estate owned are not considered material.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended March 31, 2023 and December 31, 2022:

March 31, 2023	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial real estate	$3,518	Sales Comparison	Adjustment for differences between comparable sales	(66.12%) - 40.28% 15.88%
Commercial	1,220	Quoted price for collateral	Offer Price	49.30%
Residential	52	Sales comparison	Adjustment for differences between comparable sales	(13.77%) - (5.68%) (13.77%)

December 31, 2022	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial real estate	$746	Quoted price for collateral	Offer Price	7.45%
Commercial	395	Quoted price for collateral	Offer Price	43.00%
Residential	74	Sales comparison	Adjustment for differences between comparable sales	(13.77%) - (5.68%) (13.77%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements at March 31, 2023 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$128,001	$30,509	$97,492	$0	$128,001
Regulatory stock	23,915	n/a	n/a	n/a	n/a
Loans, net	3,116,328	0	0	2,974,685	2,974,685
Financial liabilities
Deposits	4,396,160	3,714,229	685,950	0	4,400,179
Short-term borrowings	204,000	0	204,000	0	204,000
Long-term borrowings	88,324	0	71,802	0	71,802

		Fair Value Measurements at December 31, 2022 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$75,551	$21,395	$54,156	$0	$75,551
Regulatory stock	18,200	n/a	n/a	n/a	n/a
Loans, net	2,377,772	0	0	2,330,164	2,330,164
Financial liabilities
Deposits	3,561,768	2,999,188	561,292	0	3,560,480
Short-term borrowings	95,000	0	95,000	0	95,000
Long-term borrowings	88,211	0	73,566	0	73,566

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchases of Emlenton in January 2023, Champion Insurance in July 2022 and other past acquisitions totaled $167.9 million at March 31, 2023 and $94.6 million at December 31, 2022. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting units is determined using a combination of a discounted cash flow method and a market approach method. Results of the assessment as of September 30, 2022, indicated no goodwill impairment. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	March 31, 2023		December 31, 2022
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,833)	$7,210	$(6,793)
Non-compete contracts	457	(404)	457	(401)
Trade name	1,126	(417)	1,126	(409)
Core deposit intangible	32,115	(7,888)	12,866	(7,030)
Total	$40,908	$(15,542)	$21,659	$(14,633)

Aggregate amortization expense was $909 thousand for the three month period ended March 31, 2023 and $420 thousand for the three month period ended March 31, 2022.

Estimated amortization expense for each of the next five periods and thereafter:

2023 (9 months)	$2,313
2024	2,872
2025	2,806
2026	2,710
2027	2,596
Thereafter	12,069
Total	$25,366

Leases:

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. The leases have remaining lease terms of up to 18.3 years, some of which include options to extend the lease for up to 15 years and some of which include options to terminate the lease in December of 2023.

The right of use asset and lease liability were $9.4 million and $9.8 million as of March 31, 2023, respectively, and $8.4 million and $8.8 million at December 31, 2022, respectively. The right of use asset is included in premises and equipment, net and the lease liability is presented in other liabilities on the balance sheet.

Lease payments made for the three month periods ended March 31, 2023 and 2022, were $381 thousand and $237 thousand, respectively. Interest expense and amortization expense on finance leases for the three month period ended March 31, 2023, was $70 thousand and $270 thousand, respectively. Interest expense and amortization expense on finance leases for the three month period ended March 31, 2022, was $38 thousand and $166 thousand, respectively. The weighted average remaining lease term for all financing leases was 12.04 years and 5.13 years for all operating leases as of March 31, 2023. The weighted-average discount rate for financing leases was 3.11% and 3.02% for operating leases as of March 31, 2023.

On January 1, 2023, the Company performed a valuation of Emlenton's leases to determine an initial right of use asset (ROU asset) and lease liability in connection with the Merger. The Company recorded an initial ROU asset and lease liability of $1.3 million for these leases.

Maturities of lease liabilities are as follows as of March 31, 2023:

2023 (9 months)	$1,028
2024	1,176
2025	1,092
2026	975
2027	898
Thereafter	6,575
Total Payments	11,744
Less: Imputed Interest	(1,952)
Total	$9,792

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $80.0 million and fair value of $4.5 million in other assets and $4.5 million in other liabilities at March 31, 2023. At December 31, 2022, the Company had interest rate swaps associated with commercial loans with and a notional value of $71.9 million and fair value of $5.5 million in other assets and $5.5 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the three month period ended March 31, 2023 and 2022.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. The Company had $8.8 million of interest rate lock commitments at March 31, 2023 and $4.9 million of interest rate lock commitments at December 31, 2022. Effective May 2022, the Company began the practice of entering into commitments to sell mortgage backed securities when the interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge instruments. There were $5.5 million of forward sales of mortgage backed securities at March 31, 2023 and $4.3 million of forward sales of mortgage backed securities at December 31, 2022. There were $390 thousand of forward commitments for the future delivery of residential mortgages at March 31, 2023 and no forward commitments for the future delivery of residential mortgage loans at December 31, 2022.

The net gains and losses on derivative instruments not designated as hedging instruments are included in mortgage banking income. For the quarters ended March 31, 2023 and March 31, 2022, gains of $109 thousand and losses of $286 thousand, respectively, were included in mortgage banking income for the interest rate lock commitments. Losses of $87 thousand were included in mortgage banking income for the three months ended March 31, 2023 for the forward sales of mortgage backed securities. The Company did not enter into the forward sales of mortgage backed securities in the three months ended March 31, 2022.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended March 31,
	2023	2022
Basic EPS
Net income (In thousands of dollars)	$7,075	$15,844
Weighted average shares outstanding	37,823,628	33,820,485
Basic earnings per share	$0.19	$0.47

Diluted EPS
Net income (In thousands of dollars)	$7,075	$15,844
Weighted average shares outstanding for basic earnings per share	37,823,628	33,820,485
Dilutive effect of restricted stock awards	109,571	116,453
Weighted average shares for diluted earnings per share	37,933,199	33,936,938
Diluted earnings per share	$0.19	$0.47

There were 152,402 and 132,492 restricted stock awards that were considered anti-dilutive for the three month periods ended March 31, 2023 and 2022, respectively.

Stock Based Compensation:

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan has replaced the 2017 Plan. There were 30,688 service time based share awards and 102,750 performance based share awards granted under the 2022 Plan during the three month period ended March 31, 2023, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2025. As of March 31, 2023, 810,062 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $615 thousand and $365 thousand for the three month periods ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $4.4 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.9 years.

The following is the activity under the Plans during the three month period ended March 31, 2023.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	193,015	$16.69	137,369	$15.85
Granted	30,688	14.21	102,750	14.16
Vested	(12,740)	14.03	(30,635)	14.35
Forfeited	(1,541)	17.64	0	0.00
Ending balance - non-vested shares	209,422	$16.34	209,484	$15.01

The following is the activity under the Plans during the three month period ended March 31, 2022.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	99,564	$16.13	158,988	$14.40
Granted	75,768	17.69	56,724	17.25
Vested	(15,771)	17.29	(65,481)	17.48
Forfeited	0	0.00	(12,862)	15
Ending balance - non-vested shares	159,561	$17.13	137,369	$15.85

The 43,375 shares that vested during the three month period ended March 31, 2023 had a weighted average fair value of $14.25 per share.

Other Comprehensive Income (Loss):

The following tables represent the details of other comprehensive loss for the three month periods ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$42,900	$(9,009)	$33,891
Reclassification adjustment for gains included in net income (1)	(120)	25	(95)
Net unrealized gains on available-for-sale securities	$42,780	$(8,984)	$33,796
Change in funded status of post-retirement health plan	0	0	0
Net other comprehensive income	$42,780	$(8,984)	$33,796

	Three Months Ended March 31, 2022
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(112,398)	$23,605	$(88,793)
Reclassification adjustment for gains included in net income (1)	0	0	0
Net unrealized gains on available-for-sale securities	$(112,398)	$23,605	$(88,793)
Change in funded status of post-retirement health plan	(2)	0	(2)
Net other comprehensive loss	$(112,400)	$23,605	$(88,795)

(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of March 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at March 31, 2023 and December 31, 2022:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Common equity tier 1 capital ratio
Consolidated	$364,117	10.04%	$163,180	4.5%	N/A	N/A
Bank	384,941	10.64%	162,842	4.5%	235,216	6.5%
Total risk based capital ratio
Consolidated	493,128	13.60%	290,098	8.0%	N/A	N/A
Bank	420,952	11.63%	289,497	8.0%	361,871	10.0%
Tier 1 risk based capital ratio
Consolidated	382,117	10.54%	217,573	6.0%	N/A	N/A
Bank	384,941	10.64%	217,123	6.0%	289,497	8.0%
Tier 1 leverage ratio
Consolidated	382,117	7.43%	205,801	4.0%	N/A	N/A
Bank	384,941	7.52%	204,739	4.0%	255,924	5.0%

December 31, 2022
Common equity tier 1 capital ratio
Consolidated	$403,307	13.71%	$132,349	4.5%	N/A	N/A
Bank	372,679	12.71%	131,968	4.5%	$190,620	6.5%
Total risk based capital ratio
Consolidated	523,285	17.79%	235,288	8.0%	N/A	N/A
Bank	399,657	13.62%	234,609	8.0%	293,262	10.0%
Tier 1 risk based capital ratio
Consolidated	421,307	14.32%	176,466	6.0%	N/A	N/A
Bank	372,679	12.71%	175,957	6.0%	234,609	8.0%
Tier 1 leverage ratio
Consolidated	421,307	9.84%	171,233	4.0%	N/A	N/A
Bank	372,679	8.76%	170,245	4.0%	212,807	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
March 31, 2023
Goodwill and other intangibles	$5,724	$191,812	$(4,263)	$193,273
Total assets	$15,146	$5,087,064	$7,676	$5,109,886

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2022
Goodwill and other intangibles	$5,739	$100,190	$(4,263)	$101,666
Total assets	$14,383	$4,064,112	$3,705	$4,082,200

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2023
Net interest income	$57	$37,508	$(955)	$36,610
Provision for credit losses and unfunded loans	0	8,599	0	8,599
Service fees, security gains and other noninterest income	2,900	7,756	(231)	10,425
Noninterest expense	1,643	26,535	645	28,823
Amortization and depreciation expense	23	1,762	114	1,899
Income before taxes	1,291	8,368	(1,945)	7,714
Income taxes	271	847	(479)	639
Net income	$1,020	$7,521	$(1,466)	$7,075

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2022
Net interest income	$34	$31,993	$(785)	$31,242
Provision for credit losses and unfunded loans	0	(358)	0	(358)
Service fees, security gains and other noninterest income	9,198	8,741	(241)	17,698
Noninterest expense	1,769	27,442	83	29,294
Amortization and depreciation expense	28	1,134	0	1,162
Income before taxes	7,435	12,516	(1,109)	18,842
Income taxes	1,562	1,734	(298)	2,998
Net income	$5,873	$10,782	$(811)	$15,844

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") at March 31, 2023 of $204.0 million. The interest rate on these borrowings was 4.86% at March 31, 2023. The Bank had $95.0 million of short-term advances from the FHLB at December 31, 2022, and the interest rate on these borrowings was 4.38%.

The Bank has access to lines of credit amounting to $35.0 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the lending banks and are generally subject to withdrawal at their discretion. There were no borrowings under these lines at March 31, 2023 or at December 31, 2022.

Farmers has two unsecured revolving lines of credit for $6.5 million. These lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. There were no outstanding balances on either of these two lines at March 31, 2023 or at December 31, 2022.

Long-term borrowings:

There were no long-term advances from the FHLB at March 31, 2023 or at December 31, 2022.

The Bank’s long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.2 billion at both March 31, 2023 and December 31, 2022, respectively. Based on this collateral, the Bank is eligible to borrow an additional $656.1 million at March 31, 2023.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month LIBOR rate. The rate at March 31, 2023 was 6.32% and at December 31, 2022 was 6.22%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month LIBOR rate. The rate at March 31, 2023 was 6.67% and at December 31, 2022 was 6.57%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the "junior subordinated debt securities") held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month LIBOR rate. The rate at March 31, 2023 was 6.57% and at December 31, 2022 was 6.47%.

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

	March 31, 2023	December 31, 2022
	Amount	Amount
TSEO Statutory Trust I	$2,485	$2,472
Maple Leaf Financial Statutory Trust II	7,573	7,517
Cortland Statutory Trust I	4,340	4,327
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$14,398	$14,316
Subordinated Debentures	$73,926	$73,895
Total long-term borrowings	$88,324	$88,211

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

Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s 2022 Form 10-K, as updated in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Results of Operations. The results of operation, and comparisons to results from the first quarter of 2022, are materially impacted by the acquisition of Emlenton which closed on January 1, 2023.

The following is a comparison of selected financial ratios and other results at or for the three month periods ended March 31, 2023 and 2022:

	At or for the Three Months Ended March 31,
(In Thousands, except Per Share Data)	2023	2022
Total assets	$5,109,886	$4,205,855
Net income	$7,075	$15,844
Diluted earnings per share	$0.19	$0.47
Return on average assets (annualized)	0.56%	1.52%
Return on average equity (annualized)	7.71%	13.89%
Equity to asset ratio	7.33%	9.37%
Dividends to net income	90.50%	34.18%
Net loans to assets	60.99%	54.16%
Loans to deposits	71.71%	62.40%

Net Income. The Company's net income for the quarter ended March 31, 2023 totaled $7.1 million, or $0.19 per diluted share, compared to $15.8 million, or $0.47 per diluted share, for the three months ended March 31, 2022. The change in net income during the first quarter of 2023, compared with the first quarter of 2022, was impacted by acquisition-related expenses for the Emclaire transaction that closed on January 1, 2023. The first quarter of 2023 results of operations included merger-related expenses of $4.3 million compared to merger related costs of $1.9 million for the first quarter of 2022. The first quarter of 2023 also included Day 1 provision for credit losses and provision for unfunded loans under the CECL model of $7.7 million.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2) (3)	$3,136,494	$40,942	5.22%	$2,312,712	$25,646	4.44%
Taxable securities (2)	1,171,596	6,550	2.24	1,007,963	4,587	1.82
Tax-exempt securities (2) (3)	438,614	3,519	3.21	461,793	3,726	3.23
Other investments	36,564	376	4.11	31,122	130	1.67
Federal funds sold and other	82,995	610	2.94	117,916	48	0.16
TOTAL EARNING ASSETS	4,866,263	51,997	4.27	3,931,506	34,137	3.47
NONEARNING ASSETS
Cash and due from banks	27,198			28,772
Premises and equipment	54,681			37,573
Allowance for credit losses	(33,298)			(29,008)
Unrealized gains (losses) on securities	(247,231)			(17,673)
Other assets	417,396			227,448
TOTAL ASSETS	$5,085,009			$4,178,618

INTEREST-BEARING LIABILITIES
Time deposits	$590,412	$3,339	2.26%	$378,675	$643	0.68%
Brokered time deposits	231,040	2,321	4.02	15,555	15	0.39
Savings deposits	1,153,588	1,954	0.68	843,371	167	0.08
Demand deposits - interest bearing	1,417,955	5,093	1.44	1,412,291	418	0.12
Short term borrowings	80,589	921	4.57	2,222	1	0.18
Long term borrowings	88,269	995	4.51	87,798	793	3.61
TOTAL INTEREST-BEARING LIABILITIES	3,561,853	14,623	1.64	2,739,912	2,037	0.30

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits - noninterest bearing	1,107,422			956,499
Other liabilities	48,883			26,001
Stockholders' equity	366,851			456,206
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,085,009			$4,178,618
Net interest income and interest rate spread		$37,374	2.63%		$32,100	3.17%
Net interest margin			3.07%			3.27%

(1)
Rates are calculated on an annualized basis.
(2)
Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)
For 2023, adjustments of $86 thousand and $678 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2022, adjustments of $84 thousand and $774 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income. Net interest income for the three month period ended March 31, 2023, was $36.6 million compared to $31.2 million for the same period in 2022. A larger earning asset base due to the acquisition of Emlenton was the primary driver of this increase offset by a 20 basis point decline in the net interest margin.

The net interest margin for the three months ended March 31, 2023, was 3.07%, a 20 basis point decrease from the quarter ended March 31, 2022. In comparing the first quarter of 2023 to the same period in 2022, interest-earning asset yields increased 80 basis points, while the cost of interest-bearing liabilities increased 134 basis points. This increase in funding costs has been due to the rapid increase in deposit rates due to intense competition for deposits, the continued Federal Reserve rate hiking cycle and runoff of deposit balances which are being replaced by much costlier wholesale funding. This increase in funding costs continues to outstrip the increases in yield on interest-earning assets pushing the net interest margin lower.

Provision for Credit Losses and Provision for Unfunded Loans. The Company recorded a provision for credit losses and unfunded loans of $8.6 million for the first quarter of 2023 compared to a credit for credit losses and unfunded loans of $358 thousand for the first quarter of 2022. Included in the $8.6 million figure is a Day 1 provision for credit losses and provision for unfunded loans under the CECL model of $7.7 million related to the acquisition of Emlenton. There was no Day 1 provision recorded in the first quarter of 2022. The allowance for credit losses to total loans was 1.14% at March 31, 2023, compared to 1.12% at December 31, 2022.

Noninterest Income. For the three months ended March 31, 2023, noninterest income totaled $10.4 million compared to $17.7 million for the first quarter of 2022. The primary reason for the decrease in 2023 was the recognition of $8.4 million in income in 2022 for a legal settlement that was not repeated in 2023. Several categories of noninterest income increased year over year due to growth including trust fees and insurance commissions while other categories grew due to growth and the acquisition of Emlenton. Categories that increased year over year due to both reasons included service charges on deposit accounts, bank owned life insurance income, debit card income and other noninterest income. Net gains on the sale of loans dropped from $1.1 million in the first quarter of 2022 to $310,000 for the first quarter of 2023. This drop was caused by lower mortgage production compared to the prior year due to the dramatic increase in interest rates in the last year. The Company also recognized $121,000 in gains on the sale of securities for the first three months of 2023 compared to a loss on the sale of securities of $11,000 for the first quarter of 2022.

Noninterest Expense. Noninterest expense increased from $30.5 million during the three months ended March 31, 2022, to $30.7 million for the same period in 2023. During the first quarter of 2022, the Company made a charitable contribution of $6.0 million to the Farmers Charitable Foundation and incurred $2.1 million in legal costs associated with the legal settlement discussed above.

Salaries and employee benefits increased $2.8 million to $14.6 million in the first quarter of 2023 compared to the same period in 2022. The acquisition of Emlenton along with normal raise activity was the primary reason for the increase. Occupancy and equipment, FDIC and state and local taxes, intangible amortization and core processing charges all saw increases year over year primarily as a result of the Emlenton acquisition. Merger related costs were $4.3 million in the first quarter of 2023 compared to $1.9 million in the first quarter of 2022. Professional fees were $2.0 million lower in the first quarter of 2023 compared to the first quarter of 2022 due to the legal costs discussed previously while other operating expense was down $5.3 million for the first three months of 2023 due primarily to the charitable contribution.

Income Taxes. Income tax expense totaled $639 thousand for the quarter ended March 31, 2023 compared to $3.0 million for the quarter ended March 31, 2022. The decrease was due to the decline in income before taxes.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $52.4 million during the first three months of 2023 from $75.6 million at December 31, 2022 to $128.0 million at March 31, 2023. The increase in the cash balances was primarily due to the Company intentionally holding more cash on its balance sheet due to the turmoil in the banking industry due to the failures of several banks in March.

Securities. Securities available-for-sale increased by $87.4 million to $1.36 billion at March 31, 2023, compared to $1.27 billion at December 31, 2022. The increase was driven by the addition of $127.0 million in available for sale securities from Emlenton and a reduction in the gross amount of unrealized losses of $42.8 million. Offsetting these increases, the Company also had sales and runoff from the portfolio that totaled approximately $82.4 million in the first three months of 2023.

Loans. Gross loans (excluding loans held for sale) increased to $3.15 billion at March 31, 2023 from $2.40 billion at December 31, 2022. The increase of $747.6 million for the quarter was primarily driven by the loans acquired from Emlenton which totaled $741.7 million.

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Nonperforming loans	$17,959	$14,803	$12,976	$14,107	$14,046
Nonperforming loans as a % of total loans	0.57%	0.62%	0.54%	0.59%	0.61%
Loans delinquent 30-89 days	$10,219	$9,605	$6,659	$8,716	$7,304
Loans delinquent 30-89 days as a % of total loans	0.32%	0.40%	0.28%	0.37%	0.32%
Allowance for credit losses	$36,011	$26,978	$27,282	$27,454	$27,015
Allowance for credit losses as a % of total loans	1.14%	1.12%	1.14%	1.16%	1.17%
Allowance for credit losses as a % of nonperforming loans	200.52%	182.25%	210.25%	194.61%	192.33%
Net charge-offs for the quarter	$271	$570	$605	$42	$1,441
Annualized net charge-offs to average net loans outstanding	0.03%	0.10%	0.10%	0.01%	0.25%
Non-performing assets	$18,053	$14,876	$13,042	$14,107	$14,046
Non-performing assets as a % of total assets	0.35%	0.36%	0.32%	0.34%	0.33%

ASU 2022-02 was adopted on January 1, 2023 and such, non-performing loans balances include prior period TDRs and current period loans that had modifications due to financial difficulty.

The Company's allowance for credit losses increased to $36.0 million for the period ended March 31, 2023 from $27.0 million for the period ended December 31, 2022. This increase was primarily driven by the Day 1 provision for credit losses associated with the acquisition of Emlenton that added $7.5 million to to the allowance for credit losses. In addition, the Company also recorded a $1.0 million increase to the allowance for credit losses for the Day 1 reserve for purchase credit deteriorated loans from Emlenton. The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at March 31, 2023, is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Non-performing loans to total loans at March 31, 2023 was 0.57% compared to 0.62% at December 31, 2022 and 0.61% at March 31, 2022. Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at 0.32% of total loans, at March 31, 2023 compared to 0.40% at December 31, 2022 and 0.32% at March 31, 2022. Annualized net charge-offs to average net loans outstanding for the current quarter were 0.03% compared to 0.25% for the same quarter in 2022.

Deposits. Total deposits increased to $4.40 billion at March 31, 2023, compared to $3.56 billion at December 31, 2022. This increase was primarily due to the $875.8 million in deposits assumed in the acquisition of Emlenton. These increases were slightly offset by a decline of $55.9 million in brokered time deposits.

Short-term Borrowings. Total short-term borrowing balances increased from $95.0 million at December 31, 2022 to $204.0 million at March 31, 2023, due to a $109.0 million increase in FHLB advances. This increase was due to the Company paying down brokered time deposits with FHLB advances during the quarter and also due to the Company carrying more cash on its balance sheet during the first quarter.

Total Stockholders' Equity. Total stockholders’ equity increased to $374.6 million at March 31, 2023 from $292.3 million at December 31, 2022. The increase was primarily due to a $59.2 million increase from the share issuance for the acquisition of Emclaire and a reduction of $33.8 million in the accumulated other comprehensive loss. Offsetting these increases, was an increase of $11.1 million in treasury stock balances as the Company repurchased 850,799 of its outstanding shares during the quarter. Shareholders received $0.17 per share in cash dividends in the first three months of 2023, or $6.4 million, which was paid for with the $7.1 million in net income the Company earned in the first quarter of 2023.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At March 31, 2022 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 10.04%, total risk-based capital ratio stood at 13.60%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 10.54% and 7.43%, respectively, at March 31, 2023. The Company opted not to phase in, over 3 years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2021. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2023.

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

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s 2022 Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses, for both the investment and loan portfolios and if there is any impairment of goodwill or other intangible. Additional information regarding these policies is included in the notes to the aforementioned 2022 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combinations), Note 4 (Loans), and the sections captioned “Loan Portfolio.”

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

The Company evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized costs basis (impairment) is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income. Both the ACL and the charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL. The Company has recorded no ACL related to the investment portfolio as of March 31, 2023.

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

The probability of default (“PD”) portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual or is partially, or wholly, charged-off. Typically, a one-year time period is used to asses PD. PD can be measured and applied using various risk criteria. Risk rating is one common way to apply PDs. Loss given default (“LGD”) is to determine the percentage of loss by facility or collateral type. LGD estimates can sometimes be driven, or influenced, by product type, industry or geography. The Company uses PD/LGD primarily for commercial loan portfolios.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At March 31, 2023, this line of credit totaled $35.0 million of which the Bank had not borrowed against. In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. There was no balance on these lines at March 31, 2023 and December 31, 2022. Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis. As of March 31, 2023, the Bank had outstanding balances with the FHLB of $204.0 million with additional borrowing capacity of approximately $656.1 million, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds with the posting of collateral. The Bank views its membership in the FHLB as a solid source of liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $755.2 million at March 31, 2023, and $634.3 million at December 31, 2022. Additionally, the Company committed up to $19.7 million in subscriptions in Small Business Investment Company investment funds. At March 31, 2023, the Company has invested $16.2 million in these funds.

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

Changes In Interest Rate (basis points)	March 31, 2023 Result	December 31, 2022 Result	ALCO Guidelines
Net Interest Income Change
+400	-9.1%	*	-12.5%
+300	-7.1%	-5.4%	-10.0%
+200	-4.7%	-3.6%	-7.5%
+100	-2.4%	-1.8%	-5.0%
-100	1.6%	1.1%	-5.0%
-200	2.1%	1.5%	-10.0%
-300	2.6%	1.6%	-15.0%
-400	2.5%	*	-20.0%
Net Present Value Of Equity Change
+400	-30.6%	*	-12.5%
+300	-21.3%	-20.9%	-10.0%
+200	-13.7%	-13.4%	-7.5%
+100	-6.6%	-6.4%	-5.0%
-100	3.9%	3.9%	-10.0%
-200	5.5%	5.5%	-15.0%
-300	4.7%	4.4%	-20.0%
-400	4.6%	*	-25.0%

* Not calculated for December 31, 2022

The yield curve at March 31, 2023 is dramatically different than that of a year ago. The Federal Open Market Committee, in its intense efforts to diffuse inflation, has raised the discount rate 5% throughout the past five quarters, the fastest pace on record. These movements have inverted the yield curve whereby the two-year treasury yield exceeds the ten-year treasury yield by 63 basis points, versus the year agos ten-year exceeding the two-year by over 4 basis points. With the entire curve highly elevated, asset valuation has declined substantially as evidenced by the 14% valuation reserve on the investment portfolio. For interest rate risk modeling purposes, although further rate increases are probable, movement beyond 50 more basis points is doubtful. However, the elevated rates do bring back into play the 400 basis point scenarios, which have not been modeled in recent years. The above table presents results in the up rate scenarios that exceed policy limits for the Economic Value of Equity (“EVE”). This unprecedented outcome was created by the events occurring over the past two years, namely, the massive influx of liquidity in the form of deposits in 2020 and 2021 from government assistance while interest rates were at their lowest; the deployment of those funds at those low rates; and now the usage of those deposits as consumers drain their accounts in this highly inflationary economy and prevent the Company from investing in the higher rates now available. With the EVE model moving rates even higher, it further exacerbates the differential between market rates and book rates, thereby creating the out of policy consequence. To mitigate these results, the Company has prioritized loan growth, while shrinking the investment portfolio, thereby closing the gap between the book rates and market rates. The Company has also utilized wholesale funding in response to deposit shrinkage so as not to incur cost increases on its core deposits.

The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at March 31, 2023 and December 31, 2022. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a defendant in a matter styled Kirt Banister v. Farmers National Bank of Canfield, Case No. 2022-cv-00214, pending in the Court of Common Pleas of Mahoning County, Ohio. The complaint, purportedly brought on behalf of a class consisting of all account holders within the six years preceding the filing of the complaint who were charged more than one NSF fee per item or who were charged an NSF fee on a debit card transaction that was authorized while the account held a positive balance, alleges breach of contract and breach of the duty of good faith and fair dealing and seeks damages in the form of all allegedly unauthorized NSF fees paid by the class. On July 22, 2022, the court denied the Company’s motion to dismiss the claims. The matter remains pending and Farmers intends to defend the matter vigorously. The Company is not able at this time to determine whether an adverse result in the matter is reasonably possible or the amount of such loss were it to occur.

Item 1A. Risk Factors

The Company is exposed to risk when other financial institutions experience financial difficulties which could have an adverse impact on the banking industry environment in which the Company operates. The recent and rapid collapses of Silicon Valley Bank, Signature Bank and First Republic Bank have caused uncertainty in the investor community and banking customers. While the Company does not believe that the circumstances of these three bank failures are indicators of broader issues within the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the financial services industry, including the Company. The Company will continue to monitor the ongoing events concerning these three banks as well as any future potential bank failures and volatility within the financial services industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the financial services industry.

For further discussion of risk factors related to the Company, refer to Part 1, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

The following table provides information regarding the Company's purchases of its common stock during the three-month period ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				546,182
January 1-31	417	$14.12	0	546,182
February 1-28	364,267	14.31	347,846	198,336
Program expiration				(198,336)
March 1 - 2023 Repurchase Program				1,000,000
March 1-31	505,116	13.06	502,953	497,047
Ending balance	869,800	13.58	850,799	497,047

In 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions.

On March 1, 2023, the Company announced that its Board of Directors authorized the purchase of up to 1,000,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions. This 2023 Repurchase Program supersedes the Company's prior share repurchase program discussed above. The 2023 Repurchase Program may be modified, suspended or terminated by the Company at any time.

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

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

10.1**	Farmers National Banc Corp. 2023 Form of Notice of Grant of Long-term Incentive Plan Awards under 2022 Equity Incentive Plan (filed herewith).

10.2**	Farmers National Banc Corp. 2023 Form of Performance-based Equity Award under 2022 Equity Incentive Plan (filed herewith).

10.3**	Farmers National Banc Corp. 2023 Form of Service-based Restricted Stock Award under 2022 Equity Incentive Plan (filed herewith).

10.4**	Farmers National Banc Corp. 2022 Form of Performance-based Cash Award under 2022 Equity Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

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

Dated: May 5, 2023

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 5, 2023

/s/ A. Troy Adair
A. Troy Adair Senior Executive Vice President, Chief Financial Officer and Secretary