Form 10-Q
period 2023-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2023-08-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2023
Common Stock, No Par Value	37,487,680 shares

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$29,800	$21,395
Federal funds sold and other	86,263	54,156
TOTAL CASH AND CASH EQUIVALENTS	116,063	75,551
Securities available for sale (Amortized cost $1,561,850 in 2023 and $1,534,512 in 2022)	1,316,878	1,268,025
Other investments	44,975	33,444
Loans held for sale, at fair value	2,197	858
Loans	3,155,200	2,404,750
Less allowance for credit losses	34,957	26,978
NET LOANS	3,120,243	2,377,772
Premises and equipment, net	53,696	39,173
Goodwill	167,907	94,640
Other intangibles, net	24,144	7,026
Bank owned life insurance	98,590	74,972
Other assets	128,761	110,739
TOTAL ASSETS	$5,073,454	$4,082,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,084,232	$896,957
Interest-bearing	3,165,381	2,526,760
Brokered time deposits	21,135	138,051
TOTAL DEPOSITS	4,270,748	3,561,768
Short-term borrowings	300,000	95,000
Long-term borrowings	88,437	88,211
Other liabilities	47,278	44,926
TOTAL LIABILITIES	4,706,463	3,789,905
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares in 2023 and 2022; 39,321,709 shares issued in 2023 and 35,128,962 in 2022; 37,457,253 and 34,055,125 shares outstanding, respectively	364,644	305,340
Retained earnings	221,612	212,375
Accumulated other comprehensive (loss)	(193,528)	(210,490)
Treasury stock, at cost; 1,864,456 and 1,073,837 shares in 2023 and 2022, respectively	(25,737)	(14,930)
TOTAL STOCKHOLDERS' EQUITY	366,991	292,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,073,454	$4,082,200

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$42,331	$25,714	$83,187	$51,276
Taxable securities	6,654	5,223	13,204	9,810
Tax exempt securities	2,674	3,038	5,515	5,990
Dividends	594	216	970	346
Federal funds sold and other interest income	551	95	1,161	143
TOTAL INTEREST AND DIVIDEND INCOME	52,804	34,286	104,037	67,565
INTEREST EXPENSE
Deposits	14,491	1,651	27,198	2,895
Short-term borrowings	2,727	97	3,648	98
Long-term borrowings	1,008	827	2,003	1,619
TOTAL INTEREST EXPENSE	18,226	2,575	32,849	4,612
NET INTEREST INCOME	34,578	31,711	71,188	62,953
Provision (credit) for credit losses	(255)	482	8,050	(448)
Provision for unfunded loans	280	134	574	706
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	34,553	31,095	62,564	62,695
NONINTEREST INCOME
Service charges on deposit accounts	1,501	1,139	2,933	2,284
Bank owned life insurance income	584	405	1,131	814
Trust fees	2,248	2,376	4,835	4,895
Insurance agency commissions	1,332	1,086	2,788	2,133
Security gains (losses), including fair value changes for equity securities	13	(60)	134	(71)
Retirement plan consulting fees	382	323	689	720
Investment commissions	476	557	869	1,251
Net gains on sale of loans	406	365	716	1,494
Other mortgage banking income, net	234	39	387	99
Debit card and EFT fees	1,810	1,528	3,599	2,944
Legal settlement	0	0	0	8,375
Other operating income	463	1,719	1,793	2,237
TOTAL NONINTEREST INCOME	9,449	9,477	19,874	27,175
NONINTEREST EXPENSES
Salaries and employee benefits	13,625	11,073	28,270	22,904
Occupancy and equipment	3,859	2,918	7,728	5,598
FDIC insurance and state and local taxes	1,494	979	2,716	1,924
Professional fees	1,190	1,056	2,304	4,191
Merger related costs	442	674	4,755	2,614
Advertising	478	487	887	879
Intangible amortization	1,222	419	2,131	839
Core processing charges	1,144	1,123	2,308	1,868
Charitable donation	0	0	0	6,000
Other operating expenses	2,932	2,732	6,009	5,100
TOTAL NONINTEREST EXPENSES	26,386	21,461	57,108	51,917
INCOME BEFORE INCOME TAXES	17,616	19,111	25,330	37,953
INCOME TAXES	2,650	3,160	3,289	6,158
NET INCOME	$14,966	$15,951	$22,041	$31,795
EARNINGS PER SHARE - basic	$0.40	$0.47	$0.59	$0.94
EARNINGS PER SHARE - diluted	$0.40	$0.47	$0.59	$0.94

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
NET INCOME	$14,966	$15,951	$22,041	$31,795
Other comprehensive income (loss):
Net unrealized holding (losses) gains on available for sale securities	(21,309)	(105,497)	21,591	(217,894)
Reclassification adjustment for losses (gains) realized in income	0	31	(120)	31
Net unrealized holding (losses) gains	(21,309)	(105,466)	21,471	(217,863)
Income tax effect	4,475	22,148	(4,509)	45,751
Unrealized holding (losses) gains, net of reclassification and tax	(16,834)	(83,318)	16,962	(172,112)
Change in funded status of post-retirement plan, net of tax	0	(2)	0	(3)
Other comprehensive (loss) income, net of tax	(16,834)	(83,320)	16,962	(172,115)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(1,868)	$(67,369)	$39,003	$(140,320)

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2022	$305,340	$212,375	$(210,490)	$(14,930)	$292,295
Net income		7,075			7,075
Other comprehensive income			33,796		33,796
Share issuance as part of a business combination	59,202				59,202
Restricted share issuance	(432)			437	5
Restricted share forfeitures	21			(21)	0
Stock based compensation expense	615				615
Vesting of Long Term Incentive Plan	(428)			431	3
Share forfeitures for taxes				(252)	(252)
Treasury share purchases				(11,660)	(11,660)
Dividends paid at $0.17 per share		(6,437)			(6,437)
Balance March 31, 2023	$364,318	$213,013	$(176,694)	$(25,995)	$374,642
Net income		14,966			14,966
Other comprehensive (loss)			(16,834)		(16,834)
Restricted share issuance	(323)			326	3
Stock based compensation expense	649				649
Share forfeitures for taxes				(68)	(68)
Dividends paid at $0.17 per share		(6,367)			(6,367)
Balance June 30, 2023	$364,644	$221,612	$(193,528)	$(25,737)	$366,991

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2021	$306,123	$173,896	$9,295	$(16,882)	$472,432
Net income		15,844			15,844
Other comprehensive (loss)			(88,795)		(88,795)
Restricted share issuance	(1,030)			1,030	0
Stock based compensation expense	365				365
Vesting of Long Term Incentive Plan	(788)			368	(420)
Share forfeitures for taxes				(102)	(102)
Dividends paid at $0.16 per share		(5,438)			(5,438)
Balance March 31, 2022	$304,670	$184,302	$(79,500)	$(15,586)	$393,886
Net income		15,951			15,951
Other comprehensive (loss)			(83,320)		(83,320)
Restricted share issuance	(362)			362	0
Stock based compensation expense	438				438
Vesting of Long Term Incentive Plan	(39)				(39)
Share forfeitures for taxes				(23)	(23)
Dividends paid at $0.16 per share		(5,444)			(5,444)
Balance June 30, 2022	$304,707	$194,809	$(162,820)	$(15,247)	$321,449

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,041	$31,795
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for credit losses	8,050	(448)
Provision for unfunded loans	574	706
Depreciation and amortization	4,101	2,341
Net amortization of securities	450	2,708
Available for sale security (gains) losses	(120)	31
Realized (gains) losses on equity securities	(14)	40
Loss on premises and equipment sales and disposals, net	0	20
Stock compensation expense	1,264	803
Earnings on bank owned life insurance	(1,131)	(814)
Origination of loans held for sale	(19,634)	(65,892)
Proceeds from loans held for sale	21,945	69,128
Net gains on sale of loans	(716)	(1,494)
Net change in other assets and liabilities	(7,935)	1,309
NET CASH FROM OPERATING ACTIVITIES	28,875	40,233
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	30,034	45,241
Proceeds from sales of securities available for sale	69,918	1,670
Purchases of securities available for sale	(650)	(201,518)
Proceeds from sales of equity securities	24	35
Purchase of equity securities	(31)	(38)
Proceeds from maturities and repayments of SBIC funds	543	1,013
Purchases of SBIC funds	(531)	(1,475)
Proceeds from redemption of regulatory stock	13,951	5
Purchase of regulatory stock	(17,679)	(3,572)
Loan originations and payments, net	(10,436)	(45,593)
Proceeds from land and building sales	0	1,067
Additions to premises and equipment	779	(1,872)
Net cash paid in business combinations	(13,175)	0
NET CASH FROM INVESTING ACTIVITIES	72,747	(205,037)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(166,833)	78,303
Net change in short-term borrowings	130,000	50,000
Cash dividends paid	(12,733)	(10,831)
Repurchase of common shares	(11,544)	0
NET CASH FROM FINANCING ACTIVITIES	(61,110)	117,472
NET CHANGE IN CASH AND CASH EQUIVALENTS	40,512	(47,332)
Beginning cash and cash equivalents	75,551	112,790
Ending cash and cash equivalents	$116,063	$65,458
Supplemental cash flow information:
Interest paid	$34,161	$4,803
Supplemental noncash disclosures:
Issuance of stock awards	$1,194	$1,760
Issuance of stock for business combinations	$59,202	$0

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of June 30, 2023. Outstanding shares at June 30, 2023 were 37,457,253.

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

Updates to Significant Accounting Policies:

New Accounting Standard:

On March 31, 2022, FASB issued ASU 2022-02, which eliminates the troubled debt restructuring (“TDR”), accounting model for creditors that have adopted Topic 326, Financial Instruments – Credit Losses. Due to the removal of the TDR accounting model, all loan modifications now will be accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 vintage disclosure requirements also will be required to prospectively disclose current-period gross write-off information by vintage, or year of origination. The Company adopted ASU 2022-02 on January 1, 2023. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

On October 28, 2021, FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires contract assets and contract liabilities to be accounted for as if they (the acquirer) entered into the original contract at the same time and same date as the acquiree. This is a shift from existing guidance, which required the acquirer to recognize contract assets and contract liabilities at their fair value as of the acquisition date. The amendments in this Update were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition. Management determined that Emclaire had an immaterial amount of contracts with customers.

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

In accordance with ASC 805, the Company expensed approximately $4.8 million of merger related costs, for the Emclaire acquisition, during the six month period ended June 30, 2023, in addition to $2.0 million expensed for the entire year of 2022. The Company recorded goodwill of $73.4 million as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in Pennsylvania. The merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The goodwill was determined not to be deductible for income tax purposes. The fair value estimates included in these financial statements are based on preliminary valuations; certain loan, deferred tax, and premises and equipment measurements have not been finalized and are subject to change. The Company does not expect material variances from these estimates and expects that final valuation estimates will be completed prior to December 31, 2023.

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

The following table presents unaudited pro forma information as if the Emclaire acquisition that occurred on January 1, 2023 actually took place on January 1, 2022. The unaudited pro forma information for the period ended June 30, 2022 includes adjustments of interest income on loans, amortization of core deposit intangibles arising from the transaction, interest expense on deposits and borrowings acquired. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective on the assumed date.

(In thousands of dollars except per share results)	For Three Months Ended June 30, 2022	For Six Months Ended June 30, 2022
Net interest income	$43,126	$85,127
Provision for credit losses	991	8,246
Noninterest income	10,427	29,133
Noninterest expense	28,253	69,426
Income before income taxes	24,309	36,588
Income tax expense	4,237	5,796
Net income	$20,072	$30,792
Basic earnings per share	$0.53	$0.81
Diluted earnings per share	$0.53	$0.81

On July 1, 2022, Farmers National Insurance, LLC acquired substantially all of the assets of Randy L. Jones Agency, Inc., doing business as Champion Insurance for $900 thousand. Intangible assets of $633 thousand were recorded along with goodwill of $267 thousand.

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at June 30, 2023 and December 31, 2022 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
June 30, 2023
U.S. Treasury and U.S. government sponsored entities	$155,169	$99	$(20,103)	$135,165
State and political subdivisions	648,030	951	(105,919)	543,062
Corporate bonds	18,329	25	(722)	17,632
Mortgage-backed securities	653,898	9	(112,783)	541,124
Collateralized mortgage obligations	82,965	117	(6,286)	76,796
Small Business Administration	3,459	0	(360)	3,099
Totals	$1,561,850	$1,201	$(246,173)	$1,316,878

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2022
U.S. Treasury and U.S. government sponsored entities	$149,712	$0	$(21,616)	$128,096
State and political subdivisions	651,705	266	(121,891)	530,080
Corporate bonds	4,181	0	(302)	3,879
Mortgage-backed securities - residential	672,784	12	(117,654)	555,142
Collateralized mortgage obligations	52,291	0	(4,937)	47,354
Small Business Administration	3,839	0	(365)	3,474
Totals	$1,534,512	$278	$(266,765)	$1,268,025

There were no sales of available for sale securities in the three month period ended June 30, 2023. Proceeds from the sale of available for sale securities were $69.9 million for the six month period ended June 30, 2023. Gross gains of $441 thousand and gross losses of $321 thousand were realized on these sales for the six month period ended June 30, 2023. In addition, realized gains on equity securities of $13 thousand and $14 thousand were recognized in the income statement during the three and six month periods as of June 30, 2023, respectively.

Proceeds from the sale of available for sale securities were $1.7 million for both the three and six month periods ended June 30, 2022. Gross losses of $31 thousand were realized on these sales for both the three and six month periods ended June 30, 2022. Realized losses on equity securities of $29 thousand and $40 thousand were recognized in the income statement during the three and six month periods as of June 30, 2022, respectively.

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2023
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$716	$706
One to five years	39,851	37,153
Five to ten years	180,584	159,597
Beyond ten years	600,377	498,403
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	740,322	621,019
Total	$1,561,850	$1,316,878

The following table summarizes the available for sale investment securities with unrealized losses at June 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
June 30, 2023

U.S. Treasury and U.S. government sponsored entities	$14,652	$(692)	$115,535	$(19,411)	$130,187	$(20,103)
State and political subdivisions	73,802	(2,835)	432,373	(103,084)	506,175	(105,919)
Corporate bonds	11,011	(411)	3,561	(311)	14,572	(722)
Mortgage-backed securities	4,678	(44)	535,644	(112,739)	540,322	(112,783)
Collateralized mortgage obligations	28,977	(930)	40,852	(5,356)	69,829	(6,286)
Small Business Administration	0	0	3,099	(360)	3,099	(360)
Total temporarily impaired	$133,120	$(4,912)	$1,131,064	$(241,261)	$1,264,184	$(246,173)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2022

U.S. Treasury and U.S. government sponsored entities	$52,311	$(5,835)	$75,685	$(15,781)	$127,996	$(21,616)
State and political subdivisions	306,709	(56,650)	191,584	(65,241)	498,293	(121,891)
Corporate bonds	2,893	(122)	986	(180)	3,879	(302)
Mortgage-backed securities - residential	101,476	(13,545)	453,233	(104,109)	554,709	(117,654)
Collateralized mortgage obligations	42,140	(4,137)	5,214	(800)	47,354	(4,937)
Small Business Administration	1,295	(122)	2,179	(243)	3,474	(365)
Total temporarily impaired	$506,824	$(80,411)	$728,881	$(186,354)	$1,235,705	$(266,765)

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

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow analysis using the effective interest rate as of the security’s purchase date. As of June 30, 2023, the Company’s security portfolio consisted of 988 securities, 899 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities and state and political subdivisions. The Company does not consider its available for sale ("AFS") securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. In addition, management has the ability and the intent to hold the securities for a period of time sufficient to allow for any recovery in fair value. As of June 30, 2023 the Company has not recorded an allowance for credit losses on AFS securities.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2023	December 31, 2022
Commercial real estate
Owner occupied	$357,329	$330,768
Non-owner occupied	697,486	563,652
Farmland	192,182	188,850
Other	230,160	133,630
Commercial
Commercial and industrial	362,664	293,643
Agricultural	58,625	58,087
Residential real estate
1-4 family residential	849,533	475,791
Home equity lines of credit	138,535	132,179
Consumer
Indirect	226,187	197,125
Direct	25,980	16,421
Other	8,159	7,714
Total loans	$3,146,840	$2,397,860
Net deferred loan costs	8,360	6,890
Allowance for credit losses	(34,957)	(26,978)
Net loans	$3,120,243	$2,377,772

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six month periods ended June 30, 2023 and 2022:

Three Months Ended June 30, 2023

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$19,819	$5,230	$6,732	$4,230	$36,011
PCD ACL on loans acquired	0	0	0	0	0
(Credit) Provision for credit losses	(1,125)	639	131	100	(255)
Loans charged off	(157)	(591)	(11)	(212)	(971)
Recoveries	0	17	14	141	172
Total ending allowance balance	$18,537	$5,295	$6,866	$4,259	$34,957

Six Months Ended June 30, 2023

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$14,840	$4,186	$4,374	$3,578	$26,978
PCD ACL on loans acquired	850	138	11	0	999
Provision for credit losses	3,003	1,683	2,529	835	8,050
Loans charged off	(157)	(734)	(94)	(455)	(1,440)
Recoveries	1	22	46	301	370
Total ending allowance balance	$18,537	$5,295	$6,866	$4,259	$34,957

Three Months Ended June 30, 2022

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$15,207	$3,867	$4,702	$3,239	$27,015
(Credit) Provision for credit losses	(349)	70	197	564	482
Loans charged off	0	(46)	0	(132)	(178)
Recoveries	1	2	16	116	135
Total ending allowance balance	$14,859	$3,893	$4,915	$3,787	$27,454

Six Months Ended June 30, 2022

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$15,879	$4,949	$4,870	$3,688	$29,386
(Credit) Provision for credit losses	(1,021)	341	51	181	(448)
Loans charged off	0	(1,405)	(34)	(329)	(1,768)
Recoveries	1	8	28	247	284
Total ending allowance balance	$14,859	$3,893	$4,915	$3,787	$27,454

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to June 30, 2023. As of June 30, 2023, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, stable trend in unemployment rate, and a level trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from June 30, 2022 to June 30, 2023 is largely attributed to the Emlenton merger.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2023:

(In Thousands of Dollars)	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
June 30, 2023
Commercial real estate
Owner occupied	$679	$486	$0
Non-owner occupied	1,891	6,285	0
Farmland	2,059	113	0
Other	0	19	0
Commercial
Commercial and industrial	117	1,780	0
Agricultural	224	198	0
Residential real estate
1-4 family residential	269	2,096	594
Home equity lines of credit	274	242	112
Consumer
Indirect	10	296	57
Direct	65	86	1
Other	0	3	0
Total loans	$5,588	$11,604	$764

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of December 31, 2022:

	December 31, 2022
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$993	$0
Non-owner occupied	3,031	0
Farmland	2,183	0
Other	33	0
Commercial
Commercial and industrial	3,840	50
Agricultural	299	0
Residential real estate
1-4 family residential	2,703	310
Home equity lines of credit	735	58
Consumer
Indirect	313	62
Direct	179	12
Other	2	0
Total loans	$14,311	$492

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2023:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
June 30, 2023
Commercial real estate
Owner occupied	$801	$0	$0	$0
Non-owner occupied	5,080	0	0	0
Farmland	2,059	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	0	1,170	0	0
Agricultural	0	224	0	0
Residential real estate
1-4 family residential	1,576	0	0	0
Home equity lines of credit	331	0	0	0
Consumer
Indirect	0	0	48	0
Direct	0	0	24	66
Other	0	0	0	0
Total loans	$9,847	$1,394	$72	$66

The following tables present the aging of the recorded investment in past due loans as of June 30, 2023 and December 31, 2022 by class of loans.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2023
Commercial real estate
Owner occupied	$345	$0	$1,165	$1,510	$355,556	$357,066
Non-owner occupied	0	0	8,176	8,176	688,768	696,944
Farmland	321	0	2,172	2,493	189,452	191,945
Other	80	0	19	99	229,719	229,818
Commercial
Commercial and industrial	378	239	1,897	2,514	361,437	363,951
Agricultural	227	166	422	815	58,511	59,326
Residential real estate
1-4 family residential	8,256	979	2,959	12,194	837,014	849,208
Home equity lines of credit	214	108	628	950	137,617	138,567
Consumer
Indirect	822	79	363	1,264	232,945	234,209
Direct	81	16	152	249	25,758	26,007
Other	6	4	3	13	8,146	8,159
Total loans	$10,730	$1,591	$17,956	$30,277	$3,124,923	$3,155,200

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2022
Commercial real estate
Owner occupied	$159	$0	$993	$1,152	$329,305	$330,457
Non-owner occupied	0	0	3,031	3,031	560,013	563,044
Farmland	0	0	2,183	2,183	186,399	188,582
Other	0	0	33	33	133,288	133,321
Commercial
Commercial and industrial	1,034	185	3,890	5,109	289,297	294,406
Agricultural	104	20	299	423	58,166	58,589
Residential real estate
1-4 family residential	4,247	1,775	3,013	9,035	466,313	475,348
Home equity lines of credit	115	92	793	1,000	131,209	132,209
Consumer
Indirect	1,267	298	375	1,940	202,683	204,623
Direct	234	70	191	495	15,962	16,457
Other	0	5	2	7	7,707	7,714
Total loans	$7,160	$2,445	$14,803	$24,408	$2,380,342	$2,404,750

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

The following table shows the amortized cost basis for the loans restructured during the three and six months ended June 30, 2023 to borrowers experiencing financial difficulty, disaggregrated by class of financing receivables:

Three Months Ended June 30, 2023	Restructured Loans
(In Thousands of Dollars)	Number of Contracts	Amortized Cost Basis	% of Total class of Financing receivable
Total accruing restructured loans	0	$0	0.00%

Nonaccrual restructured loans
Total nonaccrual restructured loans	0	$0	0.00%
Total restructured loans	0	$0	0.00%

Six Months Ended June 30, 2023	Restructured Loans
(In Thousands of Dollars)	Number of Contracts	Amortized Cost Basis	% of Total class of Financing receivable
Commercial
Commercial and industrial	1	$50	0.01%
Total accruing restructured loans	1	$50	0.01%

Nonaccrual restructured loans
Total nonaccrual restructured loans	0	$0	0.00%
Total restructured loans	1	$50	0.01%

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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the three and six months ended June 30, 2023:

Three Months Ended June 30, 2023	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Total accruing restructured loans	$0	$0	$0

Nonaccrual restructured loans
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$0	$0	$0

Six Months Ended June 30, 2023	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Commercial
Commercial and industrial	$50	$0	$0
Total accruing restructured loans	$50	$0	$0

Nonaccrual restructured loans
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$50	$0	$0

As of June 30, 2023, the Company had no commitments to lend any additional funds on restructured loans. As of June 30, 2023, the Company had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financially difficulty at the time of modification. For purposes of this disclosure a default occurs when, within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms.

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

As of June 30, 2023 and December 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
June 30, 2023
Commercial real estate
Owner occupied	$347,171	$5,326	$4,569	$357,066
Non-owner occupied	646,559	22,362	28,023	696,944
Farmland	189,238	0	2,707	191,945
Other	222,049	7,550	219	229,818
Commercial
Commercial and industrial	347,795	7,142	9,014	363,951
Agricultural	58,869	0	457	59,326
Total loans	$1,811,681	$42,380	$44,989	$1,899,050

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2022
Commercial real estate
Owner occupied	$324,979	$1,193	$4,285	$330,457
Non-owner occupied	527,267	25,541	10,236	563,044
Farmland	186,057	0	2,525	188,582
Other	133,218	0	103	133,321
Commercial
Commercial and industrial	282,412	777	11,217	294,406
Agricultural	58,002	250	337	58,589
Total loans	$1,511,935	$27,761	$28,703	$1,568,399

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. In the 1-4 family residential real estate portfolio at June 30, 2023, other real estate owned and foreclosure properties were $34 thousand and $178 thousand, respectively. At December 31, 2022, other real estate owned and foreclosure properties were $0 and $129 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2023 and December 31, 2022. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
June 30, 2023
Performing	$846,249	$137,939	$233,846	$25,855	$8,156
Nonperforming	2,959	628	363	152	3
Total loans	$849,208	$138,567	$234,209	$26,007	$8,159

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2022
Performing	$472,335	$131,416	$204,248	$16,266	$7,712
Nonperforming	3,013	793	375	191	2
Total loans	$475,348	$132,209	$204,623	$16,457	$7,714

The following table presents total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$54,049	$254,672	$225,147	$143,875	$151,048	$373,002	$13,986	$1,215,779
Special mention	0	0	4,496	12,838	8,515	9,389	0	35,238
Substandard	0	0	1,650	3,841	2,063	24,149	1,108	32,811
Total commercial real estate loans	$54,049	$254,672	$231,293	$160,554	$161,626	$406,540	$15,094	$1,283,828

Commercial real estate current period gross write-offs	$0	$0	$0	$0	$1	$156	$0	$157

Commercial and industrial
Risk Rating
Pass	$63,363	$97,102	$48,716	$29,047	$13,470	$29,190	$66,907	$347,795
Special mention	0	174	616	75	1,038	10	5,229	7,142
Substandard	228	3,408	333	783	294	1,006	2,962	9,014
Total commercial loans	$63,591	$100,684	$49,665	$29,905	$14,802	$30,206	$75,098	$363,951

Commercial and industrial current period gross write-offs	$0	$95	$377	$11	$16	$172	$0	$671

Agricultural
Risk Rating
Pass	$18,279	$53,234	$32,543	$41,069	$21,627	$64,050	$17,305	$248,107
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	369	216	61	2,390	128	3,164
Total agricultural loans	$18,279	$53,234	$32,912	$41,285	$21,688	$66,440	$17,433	$251,271

Agricultural current period gross write-offs	$0	$15	$44	$0	$0	$4	$0	$63

Residential real estate
Risk Rating
Pass	$26,642	$177,294	$169,952	$141,482	$51,291	$268,622	$3,699	$838,982
Special mention	0	0	0	68	113	159	0	340
Substandard	0	31	455	440	378	8,582	0	9,886
Total residential real estate loans	$26,642	$177,325	$170,407	$141,990	$51,782	$277,363	$3,699	$849,208

Residential real estate current period gross write-offs	$0	$0	$0	$0	$0	$82	$0	$82

Home equity lines of credit
Risk Rating
Pass	$0	$19	$10	$47	$67	$2,066	$134,014	$136,223
Special mention	0	0	0	0	0	0	38	38
Substandard	0	27	50	82	20	2,028	99	2,306
Total home equity lines of credit	$0	$46	$60	$129	$87	$4,094	$134,151	$138,567

Home equity lines of credit current period gross write-offs	$0	$0	$0	$8	$0	$4	$0	$12

Consumer
Risk Rating
Pass	$44,887	$87,410	$40,831	$27,009	$16,462	$43,017	$7,843	$267,459
Substandard	0	168	65	245	176	262	0	916
Total consumer loans	$44,887	$87,578	$40,896	$27,254	$16,638	$43,279	$7,843	$268,375

Consumer current period gross write-offs	$0	$113	$46	$76	$30	$157	$33	$455

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$188,240	$174,841	$120,883	$138,342	$89,769	$256,103	$17,286	$985,464
Special mention	0	711	1,861	5,286	624	18,252	0	26,734
Substandard	0	18	256	1,968	267	10,952	1,163	14,624
Total commercial real estate loans	$188,240	$175,570	$123,000	$145,596	$90,660	$285,307	$18,449	$1,026,822

Commercial
Risk Rating
Pass	$100,368	$45,872	$34,110	$16,854	$13,574	$14,664	$56,970	$282,412
Special mention	0	197	0	0	0	0	580	777
Substandard	3,642	1,331	356	152	110	1,761	3,865	11,217
Total commercial loans	$104,010	$47,400	$34,466	$17,006	$13,684	$16,425	$61,415	$294,406

Agricultural
Risk Rating
Pass	$51,096	$36,376	$44,133	$23,661	$24,003	$45,490	$19,300	$244,059
Special mention	0	0	0	0	0	0	250	250
Substandard	0	379	235	72	0	2,146	30	2,862
Total agricultural loans	$51,096	$36,755	$44,368	$23,733	$24,003	$47,636	$19,580	$247,171

Residential real estate
Risk Rating
Pass	$83,951	$112,463	$76,095	$31,404	$22,918	$135,757	$3,956	$466,544
Special mention	0	0	70	118	76	93	0	357
Substandard	0	136	249	121	9	7,932	0	8,447
Total residential real estate loans	$83,951	$112,599	$76,414	$31,643	$23,003	$143,782	$3,956	$475,348

Home equity lines of credit
Risk Rating
Pass	$0	$10	$0	$0	$16	$1,394	$128,622	$130,042
Special mention	0	0	0	0	0	0	49	49
Substandard	0	13	137	20	0	1,848	100	2,118
Total home equity lines of credit	$0	$23	$137	$20	$16	$3,242	$128,771	$132,209

Consumer
Risk Rating
Pass	$98,530	$46,945	$32,284	$20,849	$10,918	$10,942	$7,302	$227,770
Special mention	0	0	0	0	0	0	0	0
Substandard	102	113	267	230	109	202	1	1,024
Total consumer loans	$98,632	$47,058	$32,551	$21,079	$11,027	$11,144	$7,303	$228,794
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

The credit loss estimation process involves procedures that consider the unique characteristics of the Company’s loan portfolio segments. These segments are disaggregated into the loan pools for monitoring. A model of risk characteristics, such as loss history and delinquency experience, trends in past due and non-performing loans, as well as existing economic conditions and supportable forecasts are used to determine credit loss assumptions.

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

The following table presents the loan pools and the associated methodology used during the calculation of the allowance for credit losses in 2023.

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

According to the accounting standard an entity may make an accounting policy election not to measure an allowance for credit losses for accrued interest receivable if the entity writes off the applicable accrued interest receivable balance in a timely manner. The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables for all loan segments. Current policy dictates that a loan will be placed on nonaccrual status, with the current accrued interest receivable balance being written off, upon the loan being 90 days delinquent or when the loan is deemed to be collateral dependent and the collateral analysis shows insufficient collateral coverage based on a current assessment of the value of the collateral.

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At June 30, 2023, the Company had $741 million in unfunded commitments and set aside $1.98 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of the ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. For the three months ended June 30, 2023, the allowance for credit losses decreased from March 31, 2023 due to the improvement in the Company's maximum loss rates that anchor the qualitative factor adjustments and a reclassification of construction loan balances that were placed into their permanent loan pool. These factors were partially offset by adjustments to the Portfolio Composition and Growth qualitative factor for the Company's residential and consumer loan portfolios to account for a more defined qualitative methodology.

Purchased Loans

As a result of the Emlenton Merger, the Company acquired $740.7 million in loans.

2023
Par value of acquired loans at acquisition	$797,616
Net purchase discount	(55,958)
Allowance for credit losses of PCD loans	(999)
Purchase price of loans at acquisition	$740,659

Under ASU Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2023, the Company acquired PCD loans with a fair value of $25.9 million, credit discount of $999 thousand and a noncredit discount of $5.5 million. The outstanding balance at June 30, 2023 and related allowance on PCD loans is as follows:

	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$1,739	$33
Non-owner Occupied	35,694	1,222
Farmland	13	0
Commercial
Commercial and industrial	2,655	160
Agricultural	149	10
Residential real estate
1-4 family residential	3,512	21
Home equity lines of credit	3	0
Total	$43,765	$1,446

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and six months ended June 30, 2023 and 2022.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended June 30, 2023
Service charges on deposit accounts	$0	$1,501	$1,501
Debit card and EFT fees	0	1,810	1,810
Trust fees	2,248	0	2,248
Insurance agency commissions	0	1,332	1,332
Retirement plan consulting fees	382	0	382
Investment commissions	0	476	476
Other (outside the scope of ASC 606)	0	1,700	1,700
Total noninterest income	$2,630	$6,819	$9,449

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended June 30, 2022
Service charges on deposit accounts	$0	$1,139	$1,139
Debit card and EFT fees	0	1,528	1,528
Trust fees	2,376	0	2,376
Insurance agency commissions	0	1,086	1,086
Retirement plan consulting fees	323	0	323
Investment commissions	0	557	557
Other (outside the scope of ASC 606)	0	2,468	2,468
Total noninterest income	$2,699	$6,778	$9,477

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Six Months Ended June 30, 2023
Service charges on deposit accounts	$0	$2,933	$2,933
Debit card and EFT fees	0	3,599	3,599
Trust fees	4,835	0	4,835
Insurance agency commissions	0	2,788	2,788
Retirement plan consulting fees	689	0	689
Investment commissions	0	869	869
Other (outside the scope of ASC 606)	0	4,161	4,161
Total noninterest income	$5,524	$14,350	$19,874

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Six Months Ended June 30, 2022
Service charges on deposit accounts	$0	$2,284	$2,284
Debit card and EFT fees	0	2,944	2,944
Trust fees	4,895	0	4,895
Insurance agency commissions	0	2,133	2,133
Retirement plan consulting fees	720	0	720
Investment commissions	0	1,251	1,251
Other (outside the scope of ASC 606)	8,375	4,573	12,948
Total noninterest income	$13,990	$13,185	$27,175

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

Investment Commissions – Investment commissions are earned through the sales of non-deposit investment products to customers of the Company. The sales are conducted through a third-party broker-dealer. When the commissions are received and recorded into income on the Bank’s income statement, there is no contingent portion that may need to be refunded back to the third party broker dealer. Investment commissions represent only 0.7% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for a particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2023 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$135,165	$0	$135,165	$0
State and political subdivisions	543,062	0	543,062	0
Corporate bonds	17,632	0	16,409	1,223
Mortgage-backed securities-residential	541,124	0	541,123	1
Collateralized mortgage obligations	76,796	0	76,796	0
Small Business Administration	3,099	0	3,099	0
Equity securities
Equity securities at fair value	218	218	0	0
Other investments measured at net asset value	15,034	n/a	n/a	n/a
Total investment securities	$1,332,130	$218	$1,315,654	$1,224
Loans held for sale	$2,197	$0	$1,703	$0
Interest rate swaps	5,494	$0	5,494	0
Mortgage banking derivative	14	0	14	0
Financial Liabilities
Interest rate swaps	$5,494	$0	$5,494	$0

		Fair Value Measurements at December 31, 2022 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$128,096	$0	$128,096	$0
State and political subdivisions	530,080	0	530,080	0
Corporate bonds	3,879	0	3,879	0
Mortgage-backed securities-residential	555,142	0	555,141	1
Collateralized mortgage obligations	47,354	0	47,354	0
Small Business Administration	3,474	0	3,474	0
Equity securities
Equity securities at fair value	196	196	0	0
Other investments measured at net asset value	15,048	n/a	n/a	n/a
Total investment securities	$1,283,269	$196	$1,268,024	$1
Loans held for sale	$858	$0	$858	$0
Interest rate swaps	5,503	0	5,503	0
Mortgage banking derivative -asset	31	0	31	0
Financial Liabilities
Interest rate swaps	$5,503	$0	$5,503	$0

There were no significant transfers between Level 1 and Level 2 during the periods presented above.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended June 30,		Six Months ended June 30,
(In Thousands of Dollars)	2023	2022	2023	2022
Beginning Balance	$1,616	$2	$1	$3
Transfers between levels	0	0	0	0
Acquired and/or purchased	0	0	1,615	0
Repayments, calls and maturities	(392)	0	(392)	(1)
Ending Balance	$1,224	$2	$1,224	$2

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2023 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$2,920	$0	$0	$2,920
Commercial
Commercial and industrial	$395	$0	$0	$395

		Fair Value Measurements at December 31, 2022 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial real estate
Non-owner occupied	$746	0	0	$746
Commercial	395	0	0	395
1–4 family residential	74	0	0	74

Collateral dependent loans were individually evaluated under ASC 326 for the periods ending June 30, 2023 and December 31, 2022. Collateral dependent loans had a principal balance of $4.2 million with a valuation allowance of $878 thousand at June 30, 2023. Collateral dependent loans had a principal balance of $1.6 million with a valuation allowance of $372 thousand at December 31, 2022.

For the period ending June 30, 2023, the fair value of the collateral dependent commercial real estate relationships are valued by independent external appraisals. These external appraisals are prepared using the sales comparison approach and income approach valuation techniques. The commercial relationships are valued by the quoted price of the collateral. Management makes subsequent unobservable adjustments on both the appraisals for the commercial real estate and the quoted price for the commercial collateral dependent loans. For the year ending December 31, 2022, the fair value of the collateral dependent commercial real estate and commercial relationships are valued by the quoted price of the collateral. Management makes subsequent unobservable adjustments on the quoted price of collateral dependent loans. Collateral dependent loans other than commercial real estate and other real estate owned are not considered material.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended June 30, 2023 and December 31, 2022:

June 30, 2023	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial real estate	$2,920	Sales Comparison	Adjustment for differences between comparable sales	(66.12%) - 40.28% 15.88%
Commercial	395	Quoted price for collateral	Offer Price	50.55%

December 31, 2022	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial real estate	$746	Quoted price for collateral	Offer Price	7.45%
Commercial	395	Quoted price for collateral	Offer Price	43.00%
Residential	74	Sales comparison	Adjustment for differences between comparable sales	(13.77%) - (5.68%) (13.77%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements at June 30, 2023 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$116,063	$29,800	$86,263	$0	$116,063
Regulatory stock	29,723	n/a	n/a	n/a	n/a
Loans, net	3,120,243	0	0	2,985,702	2,985,702
Financial liabilities
Deposits	4,270,748	3,589,251	679,516	0	4,268,767
Short-term borrowings	300,000	0	300,000	0	300,000
Long-term borrowings	88,437	0	68,480	0	68,480

		Fair Value Measurements at December 31, 2022 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$75,551	$21,395	$54,156	$0	$75,551
Regulatory stock	18,200	n/a	n/a	n/a	n/a
Loans, net	2,377,772	0	0	2,330,164	2,330,164
Financial liabilities
Deposits	3,561,768	2,999,188	561,292	0	3,560,480
Short-term borrowings	95,000	0	95,000	0	95,000
Long-term borrowings	88,211	0	73,566	0	73,566

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchases of Emlenton in January 2023, Champion Insurance in July 2022 and other past acquisitions totaled $167.9 million at June 30, 2023 and $94.6 million at December 31, 2022. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting units is determined using a combination of a discounted cash flow method and a market approach method. Results of the assessment as of September 30, 2022, indicated no goodwill impairment. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	June 30, 2023		December 31, 2022
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,873)	$7,210	$(6,793)
Non-compete contracts	457	(407)	457	(401)
Trade name	1,126	(425)	1,126	(409)
Core deposit intangible	32,115	(9,059)	12,866	(7,030)
Total	$40,908	$(16,764)	$21,659	$(14,633)

Aggregate amortization expense was $1.2 million and $2.1 million for the three and six month periods ended June 30, 2023. Amortization expense was $419 thousand and $839 thousand for the three and six month periods ended June 30, 2022.

Estimated amortization expense for each of the next five periods and thereafter:

2023 (6 months)	$1,450
2024	2,872
2025	2,806
2026	2,710
2027	2,596
Thereafter	11,710
Total	$24,144

Leases:

The Company has leases for branch office locations, vehicles and certain office equipment such as printers, copiers and faxes. These leases are categorized as either operating or financing. A majority of the leases are categorized as financing leases while a non material portion are categorized as operating. The leases have remaining lease terms of up to 18.1 years, some of which include options to extend the lease for up to 15 years and some of which include options to terminate the lease in December of 2023.

The right of use asset and lease liability were $9.1 million and $9.5 million as of June 30, 2023, respectively, and $8.4 million and $8.8 million at December 31, 2022, respectively. The right of use asset is included in premises and equipment, net and the lease liability is included in other liabilities on the balance sheet.

Lease payments made for the three and six month periods ended June 30, 2023, were $541 thousand and $922 thousand, while lease payments made for the three and six month periods ended June 30, 2022 were $217 thousand and $454 thousand, respectively. Interest expense and amortization expense on finance leases for the three month period ended June 30, 2023, was $69 thousand and $270 thousand, and $139 thousand and $540 thousand for the six month period ended June 30, 2023 respectively. Interest expense and amortization expense on finance leases for the three month period ended June 30, 2022, was $37 thousand and $166 thousand, and $76 thousand and $332 thousand for the six month period ended June 30, 2022, respectively. The weighted average remaining lease term for all financing leases was 11.9 years and 7.8 years for all operating leases as of June 30, 2023. The weighted-average discount rate for financing leases was 3.11% and 2.41% for operating leases as of June 30, 2023.

On January 1, 2023, the Company performed a valuation of Emlenton's leases to determine an initial right of use asset (ROU asset) and lease liability in connection with the Merger. The Company recorded an initial ROU asset and lease liability of $1.3 million for these leases.

Maturities of lease liabilities are as follows as of June 30, 2023:

2023 (6 months)	$686
2024	1,176
2025	1,092
2026	975
2027	898
Thereafter	6,575
Total Payments	11,402
Less: Imputed Interest	(1,879)
Total	$9,523

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $68.5 million and fair value of $5.5 million in other assets and $5.5 million in other liabilities at June 30, 2023. At December 31, 2022, the Company had interest rate swaps associated with commercial loans with and a notional value of $71.9 million and fair value of $5.5 million in other assets and $5.5 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the three and six month period ended June 30, 2023 and 2022, respectively.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. The Company had $5.9 million of interest rate lock commitments at June 30, 2023 and $4.9 million of interest rate lock commitments at December 31, 2022. Effective May 2022, the Company began the practice of entering into commitments to sell mortgage backed securities when the interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge instruments. There were $7.0 million of forward sales of mortgage backed securities at June 30, 2023 and $4.3 million of forward sales of mortgage backed securities at December 31, 2022. There were $139 thousand of forward commitments for the future delivery of residential mortgages at June 30, 2023 and no forward commitments for the future delivery of residential mortgage loans at December 31, 2022.

The net gains and losses on derivative instruments not designated as hedging instruments are included in mortgage banking income. For the quarters ended June 30, 2023 and June 30, 2022, losses of $52 thousand and gains of $34 thousand, respectively, were included in mortgage banking income for the interest rate lock commitments. For the six month periods ended June 30, 2023 and June 30, 2022, gains of $57 thousand and losses of $252 thousand, respectively, were included in mortgage banking income for the interest rate lock commitments. Gains of $71 thousand and losses of $16 thousand were included in mortgage banking income for the three and six month periods ended June 30, 2023 for the forward sales of mortgage backed securities. Losses of $5 thousand were included in mortgage banking income for both the three and six month periods ended June 30, 2022 for the forward sales of mortgage backed securities.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic EPS
Net income (In thousands of dollars)	$14,966	$15,951	$22,041	$31,795
Weighted average shares outstanding	37,233,732	33,850,449	37,527,050	33,835,550
Basic earnings per share	$0.40	$0.47	$0.59	$0.94

Diluted EPS
Net income (In thousands of dollars)	$14,966	$15,951	$22,041	$31,795
Weighted average shares outstanding for basic earnings per share	37,233,732	33,850,449	37,527,050	33,835,550
Dilutive effect of restricted stock awards	86,721	72,395	96,822	91,796
Weighted average shares for diluted earnings per share	37,320,453	33,922,844	37,623,872	33,927,346
Diluted earnings per share	$0.40	$0.47	$0.59	$0.94

There were 174,309 and 170,809 restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2023, respectively. There were 188,626 and 158,492 restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2022, respectively.

Stock Based Compensation:

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan replaced the 2017 Plan. There were 54,095 service time based share awards and 102,750 performance based share awards granted under the 2022 Plan during the six month period ended June 30, 2023, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2025. As of June 30, 2023, 786,655 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $649 thousand and $1.3 million for the three and six month periods ended June 30, 2023, respectively. During the prior periods, the expense recognized was $438 thousand and $803 thousand for the three and six month periods ended June 30, 2022, respectively. As of June 30, 2023, there was $4.0 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.7 years.

The following is the activity under the Plans during the six month period ended June 30, 2023.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	193,015	$16.69	137,369	$15.85
Granted	54,095	13.12	102,750	14.16
Vested	(27,740)	12.96	(30,635)	14.35
Forfeited	(1,541)	17.64	0	0.00
Ending balance - non-vested shares	217,829	$15.84	209,484	$15.01

The following is the activity under the Plans during the six month period ended June 30, 2022.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	99,564	$16.13	158,988	$14.40
Granted	101,768	17.05	56,724	17.25
Vested	(20,771)	16.81	(65,481)	17.48
Forfeited	0	0.00	(12,862)	14.74
Ending balance - non-vested shares	180,561	$16.92	137,369	$15.85

The 58,375 shares that vested during the six month period ended June 30, 2023 had a weighted average fair value of $13.69 per share.
The following tables represent the details of other comprehensive loss for the three and six month periods ended June 30, 2023 and 2022.

Other Comprehensive Income (Loss):

	Three Months Ended June 30, 2023
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$(21,309)	$4,475	$(16,834)
Reclassification adjustment for gains included in net income (1)	0	0	0
Net other comprehensive (loss)	$(21,309)	$4,475	$(16,834)

	Three Months Ended June 30, 2022
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(105,497)	$22,154	$(83,343)
Reclassification adjustment for gains included in net income (1)	31	(6)	25
Net unrealized gains on available-for-sale securities	$(105,466)	$22,148	$(83,318)
Change in funded status of post-retirement health plan	(2)	0	(2)
Net other comprehensive (loss)	$(105,468)	$22,148	$(83,320)

	Six Months Ended June 30, 2023
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding gains on available-for-sale securities during the period	$21,591	$(4,534)	$17,057
Reclassification adjustment for losses included in net income (1)	(120)	25	(95)
Net other comprehensive income	$21,471	$(4,509)	$16,962

	Six Months Ended June 30, 2022
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(217,894)	$45,758	$(172,136)
Reclassification adjustment for losses included in net income (1)	31	(7)	24
Net unrealized gains on available-for-sale securities	$(217,863)	$45,751	$(172,112)
Change in funded status of post-retirement health plan	(3)	0	(3)
Net other comprehensive (loss)	$(217,866)	$45,751	$(172,115)

(1)
Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of June 30, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at June 30, 2023 and December 31, 2022:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Common equity tier 1 capital ratio
Consolidated	$374,278	10.25%	$164,288	4.5%	N/A	N/A
Bank	391,584	10.75%	163,977	4.5%	236,855	6.5%
Total risk based capital ratio
Consolidated	502,235	13.76%	292,068	8.0%	N/A	N/A
Bank	426,541	11.71%	291,514	8.0%	364,393	10.0%
Tier 1 risk based capital ratio
Consolidated	392,278	10.74%	219,051	6.0%	N/A	N/A
Bank	391,584	10.75%	218,636	6.0%	291,514	8.0%
Tier 1 leverage ratio
Consolidated	392,278	7.68%	204,281	4.0%	N/A	N/A
Bank	391,584	7.70%	203,408	4.0%	254,261	5.0%

December 31, 2022
Common equity tier 1 capital ratio
Consolidated	$403,307	13.71%	$132,349	4.5%	N/A	N/A
Bank	372,679	12.71%	131,968	4.5%	$190,620	6.5%
Total risk based capital ratio
Consolidated	523,285	17.79%	235,288	8.0%	N/A	N/A
Bank	399,657	13.62%	234,609	8.0%	293,262	10.0%
Tier 1 risk based capital ratio
Consolidated	421,307	14.32%	176,466	6.0%	N/A	N/A
Bank	372,679	12.71%	175,957	6.0%	234,609	8.0%
Tier 1 leverage ratio
Consolidated	421,307	9.84%	171,233	4.0%	N/A	N/A
Bank	372,679	8.76%	170,245	4.0%	212,807	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
June 30, 2023
Goodwill and other intangibles	$5,709	$190,605	$(4,263)	$192,051
Total assets	$17,610	$5,050,547	$5,297	$5,073,454

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2022
Goodwill and other intangibles	$5,739	$100,190	$(4,263)	$101,666
Total assets	$14,383	$4,064,112	$3,705	$4,082,200

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2023
Net interest income	$57	$35,476	$(955)	$34,578
Provision for credit losses and unfunded loans	0	25	0	25
Service fees, security gains and other noninterest income	2,668	7,167	(386)	9,449
Noninterest expense	1,654	22,056	475	24,185
Amortization and depreciation expense	23	2,066	112	2,201
Income before taxes	1,048	18,496	(1,928)	17,616
Income taxes	221	2,859	(430)	2,650
Net income	$827	$15,637	$(1,498)	$14,966

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2023
Net interest income	$114	$72,984	$(1,910)	$71,188
Provision for credit losses and unfunded loans	0	8,624	0	8,624
Service fees, security gains and other noninterest income	5,568	14,923	(617)	19,874
Noninterest expense	3,297	48,591	1,120	53,008
Amortization and depreciation expense	46	3,828	226	4,100
Income before taxes	2,339	26,864	(3,873)	25,330
Income taxes	492	3,706	(909)	3,289
Net income	$1,847	$23,158	$(2,964)	$22,041

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2022
Net interest income	$38	$32,486	$(813)	$31,711
Provision for credit losses and unfunded loans	0	616	0	616
Service fees, security gains and other noninterest income	4,839	4,606	32	9,477
Noninterest expense	3,614	16,174	494	20,282
Amortization and depreciation expense	28	1,038	113	1,179
Income before taxes	1,235	19,264	(1,388)	19,111
Income taxes	258	3,266	(364)	3,160
Net income	$977	$15,998	$(1,024)	$15,951

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2022
Net interest income	$72	$64,479	$(1,598)	$62,953
Provision for credit losses and unfunded loans	0	258	0	258
Service fees, security gains and other noninterest income	14,037	13,347	(209)	27,175
Noninterest expense	5,383	43,616	577	49,576
Amortization and depreciation expense	56	2,058	227	2,341
Income before taxes	8,670	31,894	(2,611)	37,953
Income taxes	1,820	5,000	(662)	6,158
Net income	$6,850	$26,894	$(1,949)	$31,795

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") at June 30, 2023 of $300.0 million. The interest rate on these borrowings was 5.17% at June 30, 2023. The Bank had $95.0 million of short-term advances from the FHLB at December 31, 2022, and the interest rate on these borrowings was 4.38%.

The Bank has access to lines of credit amounting to $35.0 million at two major domestic banks that are below prime rate. The lines and terms are periodically reviewed by the lending banks and are generally subject to withdrawal at their discretion. There were no borrowings under these lines at June 30, 2023 or at December 31, 2022.

Farmers has two unsecured revolving lines of credit for $6.5 million. These lines can be renewed annually. The lines have interest rates of prime with floors of 3.5% and 4.5%. There were no outstanding balances on either of these two lines at June 30, 2023 or at December 31, 2022.

Long-term borrowings:

There were no long-term advances from the FHLB at June 30, 2023 or at December 31, 2022.

The Bank’s long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.7 billion at June 30, 2023 and $1.2 billion at December 31, 2022, respectively. Based on this collateral, the Bank is eligible to borrow an additional $707.8 million at June 30, 2023.

In November 2021, the Company completed the issuance of $75.0 million aggregate principal amount, fixed-to-floating rate subordinated notes due December 15, 2031, in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. The notes carry a fixed rate of 3.125% for five years at which time they will convert to a floating rate based on the three-month term secured overnight funding rate ("SOFR"), plus a spread of 220 basis points. The Company may, at its option, beginning December 15, 2026, redeem the notes, in whole or in part, from time to time, subject to certain conditions. The net proceeds from the sale were approximately $73.8 million, after deducting the offering expenses. The Company’s intent was to use the proceeds from the sale for general corporate purposes, which may include, without limitation, providing capital to support its growth organically or through acquisitions, in financing investments, capital expenditures, repurchasing its common shares and for investments in the Bank as regulatory capital. The subordinated debentures are included in Total Capital under current regulatory guidelines and interpretations.

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month LIBOR rate (transitioning to the three-month term SOFR beginning September 15, 2023) . The rate at June 30, 2023 was 7.00% and at December 31, 2022 was 6.22%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month LIBOR rate (transitioning to the three-month term SOFR beginning September 15, 2023). The rate at June 30, 2023 was 7.35% and at December 31, 2022 was 6.57%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the "junior subordinated debt securities") held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month LIBOR rate (transitioning to the three-month term SOFR beginning September 15, 2023). The rate at June 30, 2023 was 7.25% and at December 31, 2022 was 6.47%.

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

	June 30, 2023	December 31, 2022
	Amount	Amount
TSEO Statutory Trust I	$2,497	$2,472
Maple Leaf Financial Statutory Trust II	7,629	7,517
Cortland Statutory Trust I	4,354	4,327
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$14,480	$14,316
Subordinated Debentures	$73,957	$73,895
Total long-term borrowings	$88,437	$88,211

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

Results of Operations. The results of operation, and comparisons to results from the prior periods of 2022, are materially impacted by the acquisition of Emlenton which closed on January 1, 2023.

The following is a comparison of selected financial ratios and other results at or for the three and six month periods ended June 30, 2023 and 2022:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In Thousands, except Per Share Data)	2023	2022	2023	2022
Total assets	$5,073,454	$4,114,364	$5,073,454	$4,114,364
Net income	$14,966	$15,951	$22,041	$31,795
Diluted earnings per share	$0.40	$0.47	$0.59	$0.94
Return on average assets (annualized)	1.18%	1.54%	0.87%	1.53%
Return on average equity (annualized)	16.12%	17.97%	11.94%	15.67%
Equity to asset ratio	7.23%	7.81%	7.23%	7.81%
Dividends to net income	42.30%	33.95%	57.77%	34.07%
Net loans to assets	61.50%	57.04%	61.50%	57.04%
Loans to deposits	73.88%	65.49%	73.88%	65.49%

Net Income. The Company's net income for the quarter ended June 30, 2023 totaled $15.0 million, or $0.40 per diluted share, compared to $16.0 million, or $0.47 per diluted share, for the three months ended June 30, 2022. The acquisition of Emlenton had a positive impact on the earnings of the Company but net interest margin compression due to high rates and an inverted yield curve continues to act as a headwind to overall earnings in 2023 as compared to 2022.

Net income for the first six months of 2023 was $22.0 million compared to $31.8 million for the first six months of 2022. The change in net income during the first six months of 2023, compared with the first six months of 2022, was impacted by acquisition-related expenses for the Emclaire transaction that closed on January 1, 2023. The first six months of 2023 included merger-related expenses of $4.8 million compared to merger related costs of $2.6 million for the first six months of 2022. The first half of 2023 also included Day 1 provision for credit losses and provision for unfunded loans under the CECL model of $7.7 million. The net interest margin compression discussed above also has a negative impact on the first half of 2023 results compared to the first half of 2022.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2) (3)	$3,144,461	$42,422	5.40%	$2,337,251	$25,792	4.41%
Taxable securities (2)	1,157,284	6,654	2.30	1,100,538	5,223	1.90
Tax-exempt securities (2) (3)	415,003	3,278	3.16	474,034	3,832	3.23
Other investments	41,361	594	5.74	34,030	216	2.54
Federal funds sold and other	72,801	551	3.03	69,532	95	0.55
TOTAL EARNING ASSETS	4,830,910	53,499	4.43	4,015,385	35,158	3.50
Nonearning assets	225,131			140,334
TOTAL ASSETS	$5,056,041			$4,155,719

INTEREST-BEARING LIABILITIES
Time deposits	$646,782	$4,525	2.80%	$354,692	$552	0.62%
Brokered time deposits	59,402	686	4.62	45,767	49	0.43
Savings deposits	1,133,371	2,402	0.85	837,726	141	0.07
Demand deposits - interest bearing	1,428,409	6,878	1.93	1,430,273	909	0.25
Short term borrowings	213,549	2,727	5.11	42,527	97	0.91
Long term borrowings	88,382	1,008	4.56	87,914	827	3.76
TOTAL INTEREST-BEARING LIABILITIES	3,569,895	18,226	2.04	2,798,899	2,575	0.37

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits - noninterest bearing	1,067,605			972,174
Other liabilities	47,120			29,665
Stockholders' equity	371,421			354,981
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,056,041			$4,155,719
Net interest income and interest rate spread		$35,273	2.39%		$32,583	3.13%
Net interest margin			2.92%			3.25%

(1)
Rates are calculated on an annualized basis.
(2)
Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)
For 2023, adjustments of $91 thousand and $604 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2022, adjustments of $78 thousand and $794 thousand, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2) (3)	$3,140,500	$83,365	5.31%	$2,326,392	$51,438	4.42%
Taxable securities (2)	1,164,400	13,204	2.27	1,054,506	9,810	1.86
Tax-exempt securities (2) (3)	426,743	6,797	3.19	467,947	7,559	3.23
Other investments	38,976	970	4.98	32,584	346	2.12
Federal funds sold and other	77,870	1,161	2.98	93,591	143	0.31
TOTAL EARNING ASSETS	4,848,489	105,497	4.35	3,975,020	69,296	3.49
Nonearning assets	221,955			192,085
TOTAL ASSETS	$5,070,444			$4,167,105

INTEREST-BEARING LIABILITIES
Time deposits	$618,637	$7,864	2.54%	$366,617	$1,196	0.65%
Brokered time deposits	144,747	3,007	4.15	30,745	64	0.42
Savings deposits	1,143,539	4,356	0.76	840,533	308	0.07
Demand deposits	1,423,211	11,971	1.68	1,420,957	1,327	0.19
Short term borrowings	147,436	3,648	4.95	22,486	98	0.87
Long term borrowings	88,326	2,003	4.54	87,856	1,619	3.69
TOTAL INTEREST-BEARING LIABILITIES	3,565,896	32,849	1.84	2,769,194	4,612	0.33

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	1,087,403			964,380
Other liabilities	47,996			27,842
Stockholders' equity	369,149			405,689
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,070,444			$4,167,105
Net interest income and interest rate spread		$72,648	2.51%		$64,684	3.16%
Net interest margin			3.00%			3.25%

(1)
Rates are calculated on an annualized basis.
(2)
Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)
For 2023, adjustments of $178 thousand and $1.3 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2022, adjustments of $162 thousand and $1.6 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income. Net interest income for the three month period ended June 30, 2023, was $34.6 million compared to $31.7 million for the same period in 2022. A larger earning asset base due to the acquisition of Emlenton was the primary driver of this increase offset by a 33 basis point decline in the net interest margin.

The net interest margin for the three months ended June 30, 2023, was 2.92%, a 33 basis point decrease from the quarter ended June 30, 2022. In comparing the second quarter of 2023 to the same period in 2022, interest-earning asset yields increased 93 basis points, while the cost of interest-bearing liabilities increased 167 basis points. This increase in funding costs has been due to the rapid increase in deposit rates due to intense competition for deposits, the continued Federal Reserve rate hiking cycle and runoff of deposit balances which are being replaced by much costlier wholesale funding. This increase in funding costs continues to outstrip the increases in yield on interest-earning assets pushing the net interest margin lower.

Net interest income for the six month period ended June 30, 2022, was $71.2 million compared to $63.0 million for the same period in 2022. The increase in net interest income was driven by the same factors as the second quarter increase. The net interest margin was 3.00% for the six month period ended June 30, 2022 compared to 3.25% for the same period in 2022. The decline in net interest margin for the six month period ended June 30, 2022, was also driven by the same factors.

Provision for Credit Losses and Provision for Unfunded Loans. The Company recorded a provision for credit losses and unfunded loans of $25,000 during the second quarter of 2023 compared to a provision for credit losses and unfunded loans of $616 thousand for the second quarter of 2022. The allowance for credit losses to total loans was 1.11% at June 30, 2023, compared to 1.12% at December 31, 2022.

The provision for credit losses and unfunded loans was $8.6 million for the first six months of 2023 compared to a provision for credit losses and unfunded loans of $258 thousand for the first six months of 2022. Included in the $8.6 million figure is a Day 1 provision for credit losses and provision for unfunded loans under the CECL model of $7.7 million related to the acquisition of Emlenton. There was no Day 1 provision recorded in the first six months of 2022.

Noninterest Income. Noninterest income totaled $9.4 million for the three months ended June 30, 2023, compared to $9.5 million for the three months ended June 30, 2022. Service charges on deposit accounts have increased by $362,000 in the second quarter of 2023 compared to the second quarter of 2022. The increase is primarily due to the acquisition of Emclaire. Bank owned life insurance income, other mortgage banking fee income and debit card income have also increased in the second quarter of 2023 compared to the second quarter of 2022 due to the Emclaire acquisition. Insurance agency commissions are up $246,000 in the second quarter of 2023 compared to the second quarter of 2022 as growth in the insurance business and increased annuity sales have bolstered income. Investment commissions are down slightly for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, as customers have been more interested in the annuities mentioned above as opposed to traditional investment products. Net gains on the sale of loans have increased but are still sluggish due to the high level of interest rates and lack of loan volume. Other noninterest income has declined by $1.3 million for the quarter ending June 30, 2023 compared to the second quarter of 2022. This decrease is primarily due to a decline in the income associated with the Company’s investments in SBA/SBIC funds. The performance of these funds in 2022 was much better than had been experienced historically and 2023 has returned to more normal levels of profitability.

Noninterest income for the six month period ended June 30, 2023, was $19.9 million compared to $27.2 million for the same period in 2022. The decline in noninterest income for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to $8.4 million in income from a legal settlement received in 2022. The decline was partially offset by increases in noninterest income categories due to the acquisition of Emlenton.

Noninterest Expense. Noninterest expense was $26.4 million for the three months ended June 30, 2023, compared to $21.5 million for the three months ended June 30, 2022. The increase in expense is primarily due to the acquisition of Emclaire. Salaries and employee benefits increased $2.6 million to $13.6 million in the second quarter of 2023 compared to the same period in 2022. The acquisition of Emclaire along with normal raise activity were the primary reasons for the increase. Occupancy and equipment expense increased primarily due to the acquisition. FDIC and state and local taxes increased due to the acquisition and the increase in the rate paid for FDIC insurance in 2023. Intangible amortization expense increased due to the acquisition and due to some acceleration of the core deposit intangible recorded in the Cortland Bancorp acquisition in 2021. The Company recorded an additional $359,000 of intangible amortization in the second quarter of 2023 related to the Cortland acquisition. Merger related costs were $442,000 for the second quarter of 2023 compared to $674,000 in the second quarter of 2022.

Total noninterest expense was $57.1 million for the six month period ended June 30, 2023, compare with $51.9 million for the same six month period in 2022. The increase is primarily due to the acquisition of Emlenton offset by a charitable contribution of $6.0 million to the Farmers Charitable Foundation and $2.1 million in legal costs associated with the legal settlement discussed previously. Both of these charges were incurred in the first six months of 2022 and were not repeated in 2023.

Income Taxes. Income tax expense totaled $2.7 million for the quarter ended June 30, 2023 compared to $3.2 million for the quarter ended June 30, 2022. The decrease was due to the decline in income before income taxes.

Income tax expense totaled $3.3 million for the six month period ended June 30, 2023, and $6.2 million for the six month period ended June 30, 2022. This decline is also due to the decline in income before income taxes.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $40.5 million during the first six months of 2023 from $75.6 million at December 31, 2022 to $116.1 million at June 30, 2023. The increase in the cash balances was primarily due to the Company intentionally holding more cash on its balance sheet and due to the acquisition of Emlenton.

Securities. Securities available-for-sale increased by $48.9 million to $1.32 billion at June 30, 2023, compared to $1.27 billion at December 31, 2022. The increase was driven by the addition of $127.0 million in available for sale securities from Emlenton and a reduction in the gross amount of unrealized losses of $21.5 million. Offsetting these increases, the Company also had sales and runoff from the portfolio that totaled approximately $100.0 million in the first six months of 2023.

Loans. Gross loans (excluding loans held for sale) increased to $3.16 billion at June 30, 2023 from $2.40 billion at December 31, 2022. The increase of $750.5 million for the year was primarily driven by the loans acquired from Emlenton which totaled $741.7 million.

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
Nonperforming loans	$17,956	$17,959	$14,803	$12,976	$14,107
Nonperforming loans as a % of total loans	0.57%	0.57%	0.62%	0.54%	0.59%
Loans delinquent 30-89 days	$12,321	$10,219	$9,605	$6,659	$8,716
Loans delinquent 30-89 days as a % of total loans	0.39%	0.32%	0.40%	0.28%	0.37%
Allowance for credit losses	$34,957	$36,011	$26,978	$27,282	$27,454
Allowance for credit losses as a % of total loans	1.11%	1.14%	1.12%	1.14%	1.16%
Allowance for credit losses as a % of nonperforming loans	194.68%	200.52%	182.25%	210.25%	194.61%
Net charge-offs for the quarter	$799	$271	$570	$605	$42
Annualized net charge-offs to average net loans outstanding	0.10%	0.03%	0.10%	0.10%	0.01%
Non-performing assets	$18,167	$18,053	$14,876	$13,042	$14,107
Non-performing assets as a % of total assets	0.36%	0.35%	0.36%	0.32%	0.34%

ASU 2022-02 was adopted on January 1, 2023 and such, non-performing loans balances include prior period TDRs and current period loans that had modifications due to financial difficulty.

The Company's allowance for credit losses increased to $35.0 million for the period ended June 30, 2023 from $27.0 million for the period ended December 31, 2022. This increase was primarily driven by the Day 1 provision for credit losses associated with the acquisition of Emlenton that added $7.5 million to the allowance for credit losses. In addition, the Company also recorded a $1.0 million increase to the allowance for credit losses for the Day 1 reserve for purchase credit deteriorated loans from Emlenton. The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at June 30, 2023, is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Non-performing loans to total loans at June 30, 2023 was 0.57% compared to 0.62% at December 31, 2022 and 0.59% at June 30, 2022. Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at 0.39% of total loans, at June 30, 2023 compared to 0.40% at December 31, 2022 and 0.37% at June 30, 2022. Annualized net charge-offs to average net loans outstanding for the current quarter were 0.10% compared to 0.01% for the same quarter in 2022.

Deposits. Total deposits increased to $4.30 billion at June 30, 2023, compared to $3.56 billion at December 31, 2022. This increase was primarily due to the $875.8 million in deposits assumed in the acquisition of Emlenton. The increase was offset somewhat by a decline of $116.9 million in brokered time deposits. The Company has begun using more FHLB advances in 2023 as they have become less expensive than brokered time deposits.

Short-term Borrowings. Total short-term borrowing balances increased from $95.0 million at December 31, 2022 to $300.0 million at June 30, 2023, due to a $205.0 million increase in FHLB advances. This increase was due to the Company paying down brokered time deposits with FHLB advances during 2023.

Total Stockholders' Equity. Total stockholders’ equity increased to $367.0 million at June 30, 2023 from $292.3 million at December 31, 2022. The increase was primarily due to a $59.2 million increase from the share issuance for the acquisition of Emclaire and a reduction of $17.0 million in the accumulated other comprehensive loss. Offsetting these increases, was an increase of $10.8 million in treasury stock balances as the Company repurchased 850,799 of its outstanding shares during the first six months of 2023. Shareholders received $0.17 per share, per quarter, in cash dividends in the first two quarter of 2023 while net income was $22.0 million for the first six months of 2023.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At June 30, 2023 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 10.25%, total risk-based capital ratio stood at 13.76%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 10.74% and 7.68%, respectively, at June 30, 2023. The Company opted not to phase in, over 3 years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2021. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2023.

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

The Company evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized costs basis (impairment) is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income. Both the ACL and the charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL. The Company has recorded no ACL related to the investment portfolio as of June 30, 2023.

The current expected credit loss model (“CECL”) is used for calculating the allowance for credit losses which considers the possibility of loss over the life of the loan. It also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements. The Company uses the cohort (“cohort”) and the probability of default/loss given default (“PD/LGD”) methodologies as described in the Credit Quality Indicators section of the loan footnote. Under ASC 326, if a loan does not share similar risk characteristics with loans in that pool, expected credit losses for that loan are evaluated individually. The Company has established specific thresholds for the loan portfolio that trigger when loans need to be evaluated individually. In addition, ASC 326 requires the Company to establish a separate liability for anticipated credit losses for unfunded commitments.

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

The Company uses two methodologies, the cohort and the PD/LGD, to analyze loan pools. Cohort relies on the creation of cohorts to capture loans that qualify for a particular segment, as of a point in time. Those loans are then tracked over their remaining lives to determine their loss experience. The Company aggregates financial assets on the basis of similar risk characteristics when evaluating loans on a collective basis. Those characteristics include, but aren't limited to, internal or external credit score, risk ratings, financial asset, loan type, collateral type, size, effective interest rate, term, or geographical location. The Company uses cohort primarily for consumer loan portfolios.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At June 30, 2023, this line of credit totaled $35.0 million of which the Bank had not borrowed against. In addition, the Company has two revolving lines of credit with correspondent banks totaling $6.5 million. There was no balance on these lines at June 30, 2023 and December 31, 2022. Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis. As of June 30, 2023, the Bank had outstanding balances with the FHLB of $300.0 million with additional borrowing capacity of approximately $707.8 million, as well as access to the Federal Reserve Discount Window, which provides an additional source of funds with the posting of collateral. The Bank views its membership in the FHLB as a solid source of liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $793.1 million at June 30, 2023, and $634.3 million at December 31, 2022. Additionally, the Company committed up to $19.7 million in subscriptions in Small Business Investment Company investments funds. At June 30, 2023, the Company has invested $16.4 million in these funds.

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

Changes In Interest Rate (basis points)	June 30, 2023 Result	December 31, 2022 Result	ALCO Guidelines
Net Interest Income Change
+400	-10.8%	*	-12.5%
+300	-8.4%	-5.4%	-10.0%
+200	-5.6%	-3.6%	-7.5%
+100	-2.9%	-1.8%	-5.0%
-100	2.4%	1.1%	-5.0%
-200	4.1%	1.5%	-10.0%
-300	5.8%	1.6%	-15.0%
-400	6.8%	*	-20.0%
Net Present Value Of Equity Change
+400	-30.0%	*	-12.5%
+300	-21.7%	-20.9%	-10.0%
+200	-14.1%	-13.4%	-7.5%
+100	-6.8%	-6.4%	-5.0%
-100	4.8%	3.9%	-10.0%
-200	7.6%	5.5%	-15.0%
-300	7.9%	4.4%	-20.0%
-400	9.4%	*	-25.0%

* Not calculated for December 31, 2022

The yield curve at June 30, 2023 is dramatically different than that of a year ago. The Federal Open Market Committee, in its intense efforts to diffuse inflation, has raised the discount rate 5% throughout the past six quarters, the fastest pace on record. These movements have inverted the yield curve whereby the two-year treasury yield exceeds the ten-year treasury yield by 106 basis points, versus the year ago ten-year exceeding the two-year by 6 basis points. With the entire curve highly elevated, asset valuation has declined substantially as evidenced by the 16% valuation reserve on the investment portfolio. For interest rate risk modeling purposes, although further rate increases are probable, movement beyond 50 more basis points is doubtful. However, the elevated rates do bring back into play the 400 basis point scenarios, which have not been modeled in recent years. The above table presents results in the up rate scenarios that exceed policy limits for the Economic Value of Equity (“EVE”). This unprecedented outcome was created by the events occurring over the past two years, namely, the massive influx of liquidity in the form of deposits in 2020 and 2021 from government assistance while interest rates were at their lowest; the deployment of those funds at those low rates; and now the usage of those deposits as consumers drain their accounts in this highly inflationary economy and prevent the Company from investing in the higher rates now available. With the EVE model moving rates even higher, it further exacerbates the differential between market rates and book rates, thereby creating the out of policy consequence. To mitigate these results, the Company has prioritized loan growth, while shrinking the investment portfolio, thereby closing the gap between the book rates and market rates. The Company has also utilized wholesale funding in response to deposit shrinkage so as not to incur cost increases on its core deposits.

The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at June 30, 2023 and December 31, 2022. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes, nor does it hold derivative financial instruments, and does not plan to purchase these instruments in the near future.

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a defendant in a matter styled Kirt Banister v. Farmers National Bank of Canfield, Case No. 2022-cv-00214, pending in the Court of Common Pleas of Mahoning County, Ohio. The complaint, purportedly brought on behalf of a class consisting of all account holders within the six years preceding the filing of the complaint who were charged more than one NSF fee per item or who were charged an NSF fee on a debit card transaction that was authorized while the account held a positive balance, alleges breach of contract and breach of the duty of good faith and fair dealing and seeks damages in the form of all allegedly unauthorized NSF fees paid by the class. On July 22, 2022, the court denied the Company’s motion to dismiss the claims. The matter remains pending and Farmers continues to defend the matter vigorously. The Company believes that an adverse result in the matter is reasonably possible in an amount up to $600,000.

Item 1A. Risk Factors

The Company is exposed to risk when other financial institutions experience financial difficulties which could have an adverse impact on the banking industry environment in which the Company operates. The collapses of Silicon Valley Bank, Signature Bank and First Republic Bank have caused uncertainty in the investor community and banking customers. While the Company does not believe that the circumstances of these three bank failures are indicators of broader issues within the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the financial services industry, including the Company. The Company will continue to monitor the ongoing events concerning these three banks as well as any future potential bank failures and volatility within the financial services industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the financial services industry.

For further discussion of risk factors related to the Company, refer to Part 1, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer.

On March 1, 2023, the Company announced that its Board of Directors authorized the purchase of up to 1,000,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions. This 2023 Repurchase Program supersedes the Company's 2019 share repurchase program. The 2023 Repurchase Program may be modified, suspended or terminated by the Company at any time.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				497,047
April 1-30	693	$11.51	0	497,047
May 1-31	1,432	11.24	0	497,047
June 1-30	3,424	12.70	0	497,047
Ending balance	5,549	12.18	0	497,047

There was no treasury stock activity under the program during the three month period ended June 30, 2023. The Company did repurchase 850,799 shares during the first quarter of 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 8, 2023

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 8, 2023

/s/ A. Troy Adair
A. Troy Adair Senior Executive Vice President, Chief Financial Officer and Secretary