Form 10-Q
period 2023-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2023-11-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2023
Common Stock, No Par Value	37,489,476 shares

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$25,341	$21,395
Federal funds sold and other	68,582	54,156
TOTAL CASH AND CASH EQUIVALENTS	93,923	75,551
Securities available for sale (Amortized cost $1,530,768 in 2023 and $1,534,512 in 2022)	1,210,736	1,268,025
Other investments	35,342	33,444
Loans held for sale, at fair value	1,910	858
Loans	3,168,554	2,404,750
Less allowance for credit losses	34,753	26,978
NET LOANS	3,133,801	2,377,772
Premises and equipment, net	44,844	30,763
Goodwill	167,907	94,640
Other intangibles, net	23,419	7,026
Bank owned life insurance	98,865	74,972
Other assets	160,416	119,149
TOTAL ASSETS	$4,971,163	$4,082,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,039,524	$896,957
Interest-bearing	3,217,869	2,526,760
Brokered time deposits	254,257	138,051
TOTAL DEPOSITS	4,511,650	3,561,768
Short-term borrowings	0	95,000
Long-term borrowings	88,550	88,211
Other liabilities	54,981	44,926
TOTAL LIABILITIES	4,655,181	3,789,905
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock - Authorized 50,000,000 shares in 2023 and 2022; 39,321,709 shares issued in 2023 and 35,128,962 in 2022; 37,489,476 and 34,055,125 shares outstanding, respectively	364,929	305,340
Retained earnings	228,553	212,375
Accumulated other comprehensive (loss)	(252,213)	(210,490)
Treasury stock, at cost; 1,832,233 and 1,073,837 shares in 2023 and 2022, respectively	(25,287)	(14,930)
TOTAL STOCKHOLDERS' EQUITY	315,982	292,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,971,163	$4,082,200

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$43,838	$27,494	$127,025	$78,770
Taxable securities	6,493	5,477	19,697	15,287
Tax exempt securities	2,661	3,035	8,176	9,025
Dividends	487	199	1,457	545
Federal funds sold and other interest income	750	205	1,911	348
TOTAL INTEREST AND DIVIDEND INCOME	54,229	36,410	158,266	103,975
INTEREST EXPENSE
Deposits	17,462	3,210	44,660	6,105
Short-term borrowings	1,960	533	5,608	631
Long-term borrowings	1,039	886	3,042	2,505
TOTAL INTEREST EXPENSE	20,461	4,629	53,310	9,241
NET INTEREST INCOME	33,768	31,781	104,956	94,734
Provision (credit) for credit losses	182	433	8,232	(15)
Provision for unfunded loans	61	15	635	721
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	33,525	31,333	96,089	94,028
NONINTEREST INCOME
Service charges on deposit accounts	1,712	1,229	4,646	3,513
Bank owned life insurance income	694	406	1,825	1,220
Trust fees	2,617	2,370	7,453	7,265
Insurance agency commissions	1,116	1,136	3,904	3,269
Security gains (losses), including fair value changes for equity securities	(624)	(17)	(490)	(88)
Retirement plan consulting fees	360	332	1,049	1,052
Investment commissions	520	424	1,389	1,675
Net gains on sale of loans	395	326	1,111	1,820
Other mortgage banking income, net	185	94	571	193
Debit card and EFT fees	1,763	1,463	5,362	4,407
Legal settlement	0	0	0	8,375
Other operating income	1,093	1,064	2,885	3,301
TOTAL NONINTEREST INCOME	9,831	8,827	29,705	36,002
NONINTEREST EXPENSES
Salaries and employee benefits	14,233	10,724	42,503	33,628
Occupancy and equipment	3,810	3,028	11,538	8,626
FDIC insurance and state and local taxes	1,648	1,017	4,365	2,942
Professional fees	1,043	985	3,347	5,176
Merger related costs	268	872	5,022	3,486
Advertising	492	596	1,379	1,474
Intangible amortization	725	432	2,856	1,271
Core processing charges	1,274	738	3,582	2,606
Charitable donation	0	0	0	6,000
Other operating expenses	4,223	3,007	10,232	8,107
TOTAL NONINTEREST EXPENSES	27,716	21,399	84,824	73,316
INCOME BEFORE INCOME TAXES	15,640	18,761	40,970	56,714
INCOME TAXES	2,326	3,315	5,614	9,473
NET INCOME	$13,314	$15,446	$35,356	$47,241
EARNINGS PER SHARE - basic	$0.36	$0.46	$0.94	$1.40
EARNINGS PER SHARE - diluted	$0.36	$0.46	$0.94	$1.39

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
NET INCOME	$13,314	$15,446	$35,356	$47,241
Other comprehensive income (loss):
Net unrealized holding (losses) on available for sale securities	(75,679)	(83,980)	(54,088)	(301,874)
Reclassification adjustment for losses realized in income on sales	618	5	498	36
Reclassification adjustment for gain realized in income on fair value hedge	776	0	776	0
Net unrealized holding (losses)	(74,285)	(83,975)	(52,814)	(301,838)
Income tax effect	15,600	17,635	11,091	63,386
Unrealized holding (losses), net of reclassification and tax	(58,685)	(66,340)	(41,723)	(238,452)
Change in funded status of post-retirement plan, net of tax	0	(2)	0	(5)
Other comprehensive (loss), net of tax	(58,685)	(66,342)	(41,723)	(238,457)
TOTAL COMPREHENSIVE (LOSS)	$(45,371)	$(50,896)	$(6,367)	$(191,216)

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2022	$305,340	$212,375	$(210,490)	$(14,930)	$292,295
Net income		7,075			7,075
Other comprehensive income			33,796		33,796
Share issuance as part of a business combination	59,202				59,202
Restricted share issuance	(432)			437	5
Restricted share forfeitures	21			(21)	0
Stock based compensation expense	615				615
Vesting of Long Term Incentive Plan	(428)			431	3
Share forfeitures for taxes				(252)	(252)
Treasury share purchases				(11,660)	(11,660)
Dividends paid at $0.17 per share		(6,437)			(6,437)
Balance March 31, 2023	$364,318	$213,013	$(176,694)	$(25,995)	$374,642
Net income		14,966			14,966
Other comprehensive (loss)			(16,834)		(16,834)
Restricted share issuance	(323)			326	3
Stock based compensation expense	649				649
Share forfeitures for taxes				(68)	(68)
Dividends paid at $0.17 per share		(6,367)			(6,367)
Balance June 30, 2023	$364,644	$221,612	$(193,528)	$(25,737)	$366,991
Net income		13,314			13,314
Other comprehensive (loss)			(58,685)		(58,685)
Restricted share issuance	(459)			464	5
Stock based compensation expense	744				744
Share forfeitures for taxes				(14)	(14)
Dividends paid at $0.17 per share		(6,373)			(6,373)
Balance September 30, 2023	$364,929	$228,553	$(252,213)	$(25,287)	$315,982

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2021	$306,123	$173,896	$9,295	$(16,882)	$472,432
Net income		15,844			15,844
Other comprehensive (loss)			(88,795)		(88,795)
Restricted share issuance	(1,030)			1,030	0
Stock based compensation expense	365				365
Vesting of Long Term Incentive Plan	(788)			368	(420)
Share forfeitures for taxes				(102)	(102)
Dividends paid at $0.16 per share		(5,438)			(5,438)
Balance March 31, 2022	$304,670	$184,302	$(79,500)	$(15,586)	$393,886
Net income		15,951			15,951
Other comprehensive (loss)			(83,320)		(83,320)
Restricted share issuance	(362)			362	0
Stock based compensation expense	438				438
Vesting of Long Term Incentive Plan	(39)				(39)
Share forfeitures for taxes				(23)	(23)
Dividends paid at $0.16 per share		(5,444)			(5,444)
Balance June 30, 2022	$304,707	$194,809	$(162,820)	$(15,247)	$321,449
Net income		15,446			15,446
Other comprehensive (loss)			(66,342)		(66,342)
Restricted share issuance	(424)			424	0
Restricted share forfeitures	42			(42)	0
Stock based compensation expense	513				513
Dividends paid at $0.16 per share		(5,447)			(5,447)
Balance September 30, 2022	$304,838	$204,808	$(229,162)	$(14,865)	$265,619

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,356	$47,241
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for credit losses	8,232	(15)
Provision for unfunded loans	635	721
Depreciation and amortization	5,779	3,475
Net amortization of securities	690	3,846
Available for sale security (gains) losses	498	36
Realized (gains) losses on equity securities	(8)	52
Loss on premises and equipment sales and disposals, net	149	20
Stock compensation expense	2,008	1,316
Earnings on bank owned life insurance	(1,720)	(1,220)
Income recognized from death benefit on bank owned life insurance	(105)	0
Origination of loans held for sale	(52,342)	(86,710)
Proceeds from loans held for sale	52,401	90,794
Net gains on sale of loans	(1,111)	(1,820)
Net change in other assets and liabilities	(2,012)	1,441
NET CASH FROM OPERATING ACTIVITIES	48,450	59,177
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	44,870	63,340
Proceeds from sales of securities available for sale	85,306	2,624
Purchases of securities available for sale	(650)	(239,140)
Proceeds from sales of equity securities	46	60
Purchase of equity securities	(52)	(65)
Proceeds from maturities and repayments of SBIC funds	754	2,052
Purchases of SBIC funds	(749)	(1,911)
Proceeds from redemption of regulatory stock	26,076	1,705
Purchase of regulatory stock	(20,170)	(5,833)
Loan originations and payments, net	(24,237)	(71,709)
Proceeds from BOLI death benefit	419	0
Proceeds from land and building sales	0	1,067
Additions to premises and equipment	(1,977)	(1,811)
Net cash paid in business combinations	(13,175)	(1,033)
NET CASH FROM INVESTING ACTIVITIES	96,461	(250,654)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	74,069	19,916
Net change in short-term borrowings	(170,000)	155,000
Cash dividends paid	(19,064)	(16,248)
Repurchase of common shares	(11,544)	0
NET CASH FROM FINANCING ACTIVITIES	(126,539)	158,668
NET CHANGE IN CASH AND CASH EQUIVALENTS	18,372	(32,809)
Beginning cash and cash equivalents	75,551	112,790
Ending cash and cash equivalents	$93,923	$79,981
Supplemental cash flow information:
Interest paid	$57,384	$8,799
Supplemental noncash disclosures:
Issuance of stock awards	$1,658	$2,184
Issuance of stock for business combinations	$59,202	$0
Lease liabilities arising from obtaining right-of-use assets	$1,289	$2,946

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of September 30, 2023. Outstanding shares at September 30, 2023 were 37,489,476.

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

On March 12, 2020, the FASB issued ASU 2020-04 and amended by ASU 2021-01, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the burden of accounting for contract modifications related to reference rate reform. The amendments in ASU 2020-04 create a new Topic in the Codification, ASC 848, Reference Rate Reform, which contains guidance that is designed to simplify how entities account for contracts that are modified to replace LIBOR or other benchmark interest rates with new rates. The amendments in ASU 2020-04 give entities the option to apply expedients and exceptions to contract modifications that are made until December 31, 2022, if certain criteria are met. If adopted, these amendments and exceptions should be applied to all eligible modifications to contracts that are accounted for under an ASC Topic or industry Subtopic. The guidance in ASC 848 does not apply to any contract modifications that were made after December 31, 2022. In December 2022, the FASB issued ASU 2022-06 that defers the sunset date from December 31, 2022 to December 31, 2024. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

In accordance with ASC 805, the Company expensed approximately $5.0 million of merger related costs, for the Emclaire acquisition, during the nine month period ended September 30, 2023, in addition to $2.0 million expensed for the entire year of 2022. The Company recorded goodwill of $73.4 million as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in Pennsylvania. The merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The goodwill was determined not to be deductible for income tax purposes. The fair value estimates included in these financial statements are based on preliminary valuations; certain loan, deferred tax, and premises and equipment measurements have not been finalized and are subject to change. The Company does not expect material variances from these estimates and expects that final valuation estimates will be completed prior to December 31, 2023.

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

The following table presents unaudited pro forma information as if the Emclaire acquisition that occurred on January 1, 2023 actually took place on January 1, 2022. The unaudited pro forma information for the period ended September 30, 2022 includes adjustments of interest income on loans, amortization of core deposit intangibles arising from the transaction, interest expense on deposits and borrowings acquired. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective on the assumed date.

(In thousands of dollars except per share results)	For Three Months Ended September 30, 2022	For Nine Months Ended September 30, 2022
Net interest income	$43,770	$128,897
Provision for credit losses	588	8,834
Noninterest income	9,710	38,844
Noninterest expense	27,804	97,337
Income before income taxes	25,088	61,570
Income tax expense	4,547	10,322
Net income	$20,541	$51,248
Basic earnings per share	$0.54	$1.35
Diluted earnings per share	$0.54	$1.35

On July 1, 2022, Farmers National Insurance, LLC acquired substantially all of the assets of Randy L. Jones Agency, Inc., doing business as Champion Insurance for $900 thousand. Intangible assets of $633 thousand were recorded along with goodwill of $267 thousand.

Securities:

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at September 30, 2023 and December 31, 2022 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
September 30, 2023
U.S. Treasury and U.S. government sponsored entities	$145,395	$0	$(24,084)	$121,311
State and political subdivisions	645,407	134	(147,405)	498,136
Corporate bonds	18,439	5	(693)	17,751
Mortgage-backed securities	636,646	0	(141,605)	495,041
Collateralized mortgage obligations	81,567	261	(6,276)	75,552
Small Business Administration	3,314	0	(369)	2,945
Totals	$1,530,768	$400	$(320,432)	$1,210,736

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2022
U.S. Treasury and U.S. government sponsored entities	$149,712	$0	$(21,616)	$128,096
State and political subdivisions	651,705	266	(121,891)	530,080
Corporate bonds	4,181	0	(302)	3,879
Mortgage-backed securities - residential	672,784	12	(117,654)	555,142
Collateralized mortgage obligations	52,291	0	(4,937)	47,354
Small Business Administration	3,839	0	(365)	3,474
Totals	$1,534,512	$278	$(266,765)	$1,268,025

Proceeds from the sale of available for sale securities for the three month and nine month periods ended September 30, 2023 were $15.4 million and $85.3 million, respectively. Gross losses of $619 thousand were realized on these sales for the three month period ended September 30, 2023 and gross gains of $441 thousand and gross losses of $939 thousand were realized on these sales for the nine month period ended September 30, 2023. In addition, net realized losses on equity securities of $5 thousand and net realized gains of $8 thousand were recognized in the income statement during the three and nine month periods ended September 30, 2023, respectively.

Proceeds from the sale of available for sale securities were $1.0 million and $2.6 million for both the three and nine month periods ended September 30, 2022. Gross losses of $5 thousand and $36 thousand, respectively, were realized on these sales for both the three and nine month periods ended September 30, 2022. Realized losses on equity securities of $12 thousand and $52 thousand were recognized in the income statement during the three and nine month periods as of September 30, 2022, respectively.

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2023
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$399	$392
One to five years	28,868	26,075
Five to ten years	185,929	158,979
Beyond ten years	594,045	451,752
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	721,527	573,538
Total	$1,530,768	$1,210,736

The following table summarizes the available for sale investment securities with unrealized losses at September 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
September 30, 2023

U.S. Treasury and U.S. government sponsored entities	$5,381	$(174)	$115,930	$(23,910)	$121,311	$(24,084)
State and political subdivisions	94,185	(7,325)	396,362	(140,080)	490,547	(147,405)
Corporate bonds	11,962	(429)	3,804	(264)	15,766	(693)
Mortgage-backed securities	5,170	(179)	489,871	(141,426)	495,041	(141,605)
Collateralized mortgage obligations	23,580	(802)	44,524	(5,474)	68,104	(6,276)
Small Business Administration	0	0	2,945	(369)	2,945	(369)
Total temporarily impaired	$140,278	$(8,909)	$1,053,436	$(311,523)	$1,193,714	$(320,432)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2022

U.S. Treasury and U.S. government sponsored entities	$52,311	$(5,835)	$75,685	$(15,781)	$127,996	$(21,616)
State and political subdivisions	306,709	(56,650)	191,584	(65,241)	498,293	(121,891)
Corporate bonds	2,893	(122)	986	(180)	3,879	(302)
Mortgage-backed securities - residential	101,476	(13,545)	453,233	(104,109)	554,709	(117,654)
Collateralized mortgage obligations	42,140	(4,137)	5,214	(800)	47,354	(4,937)
Small Business Administration	1,295	(122)	2,179	(243)	3,474	(365)
Total temporarily impaired	$506,824	$(80,411)	$728,881	$(186,354)	$1,235,705	$(266,765)

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

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow analysis using the effective interest rate as of the security’s purchase date. As of September 30, 2023, the Company’s security portfolio consisted of 980 securities, 951 of which were in an unrealized loss position. The majority of the unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities and state and political subdivisions. The Company does not consider its available for sale ("AFS") securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. In addition, management has the ability and the intent to hold the securities for a period of time sufficient to allow for any recovery in fair value. As of September 30, 2023 the Company has not recorded an allowance for credit losses on AFS securities.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2023	December 31, 2022
Commercial real estate
Owner occupied	$371,356	$330,768
Non-owner occupied	711,391	563,652
Farmland	200,148	188,850
Other	213,100	133,630
Commercial
Commercial and industrial	357,691	293,643
Agricultural	61,590	58,087
Residential real estate
1-4 family residential	842,729	475,791
Home equity lines of credit	140,772	132,179
Consumer
Indirect	228,377	197,125
Direct	24,900	16,421
Other	7,859	7,714
Total loans	$3,159,913	$2,397,860
Net deferred loan costs	8,641	6,890
Allowance for credit losses	(34,753)	(26,978)
Net loans	$3,133,801	$2,377,772

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine month periods ended September 30, 2023 and 2022:

Three Months Ended September 30, 2023

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$18,537	$5,295	$6,866	$4,259	$34,957
PCD ACL on loans acquired	0	0	0	0	0
(Credit) Provision for credit losses	182	(45)	13	32	182
Loans charged off	(3)	(154)	(157)	(211)	(525)
Recoveries	0	6	12	121	139
Total ending allowance balance	$18,716	$5,102	$6,734	$4,201	$34,753

Nine Months Ended September 30, 2023

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$14,840	$4,186	$4,374	$3,578	$26,978
PCD ACL on loans acquired	850	138	11	0	999
Provision for credit losses	3,185	1,638	2,542	867	8,232
Loans charged off	(160)	(888)	(251)	(666)	(1,965)
Recoveries	1	28	58	422	509
Total ending allowance balance	$18,716	$5,102	$6,734	$4,201	$34,753

Three Months Ended September 30, 2022

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$14,859	$3,893	$4,915	$3,787	$27,454
(Credit) Provision for credit losses	(47)	260	2	218	433
Loans charged off	0	(473)	(9)	(301)	(783)
Recoveries	1	2	41	134	178
Total ending allowance balance	$14,813	$3,682	$4,949	$3,838	$27,282

Nine Months Ended September 30, 2022

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$15,879	$4,949	$4,870	$3,688	$29,386
(Credit) Provision for credit losses	(1,068)	601	53	399	(15)
Loans charged off	0	(1,878)	(43)	(630)	(2,551)
Recoveries	2	10	69	381	462
Total ending allowance balance	$14,813	$3,682	$4,949	$3,838	$27,282

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to September 30, 2023. As of September 30, 2023, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, stable trend in unemployment rate, and a level trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from September 30, 2022 to September 30, 2023 is largely attributed to the Emlenton merger.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2023:

(In Thousands of Dollars)	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
September 30, 2023
Commercial real estate
Owner occupied	$671	$460	$0
Non-owner occupied	1,848	4,876	0
Farmland	2,006	11	0
Other	0	90	0
Commercial
Commercial and industrial	321	1,472	0
Agricultural	213	272	0
Residential real estate
1-4 family residential	382	3,526	1,020
Home equity lines of credit	264	228	188
Consumer
Indirect	25	225	117
Direct	65	66	17
Other	0	5	0
Total loans	$5,795	$11,231	$1,342

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of December 31, 2022:

	December 31, 2022
(In Thousands of Dollars)	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Commercial real estate
Owner occupied	$993	$0
Non-owner occupied	3,031	0
Farmland	2,183	0
Other	33	0
Commercial
Commercial and industrial	3,840	50
Agricultural	299	0
Residential real estate
1-4 family residential	2,703	310
Home equity lines of credit	735	58
Consumer
Indirect	313	62
Direct	179	12
Other	2	0
Total loans	$14,311	$492

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
September 30, 2023
Commercial real estate
Owner occupied	$793	$0	$0	$0
Non-owner occupied	4,956	0	0	0
Farmland	2,006	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	0	1,144	0	0
Agricultural	0	213	0	0
Residential real estate
1-4 family residential	3,288	0	0	0
Home equity lines of credit	397	0	0	0
Consumer
Indirect	0	0	59	0
Direct	0	0	22	66
Other	0	0	0	0
Total loans	$11,440	$1,357	$81	$66

The following tables present the aging of the recorded investment in past due loans as of September 30, 2023 and December 31, 2022 by class of loans.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2023
Commercial real estate
Owner occupied	$475	$294	$1,131	$1,900	$369,200	$371,100
Non-owner occupied	0	0	6,724	6,724	704,160	710,884
Farmland	900	0	2,017	2,917	197,009	199,926
Other	0	0	90	90	212,572	212,662
Commercial
Commercial and industrial	660	289	1,793	2,742	356,323	359,065
Agricultural	328	10	485	823	61,501	62,324
Residential real estate
1-4 family residential	7,204	875	4,928	13,007	829,480	842,487
Home equity lines of credit	373	0	680	1,053	139,751	140,804
Consumer
Indirect	1,471	267	367	2,105	234,415	236,520
Direct	126	34	148	308	24,616	24,924
Other	7	1	5	13	7,845	7,858
Total loans	$11,544	$1,770	$18,368	$31,682	$3,136,872	$3,168,554

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2022
Commercial real estate
Owner occupied	$159	$0	$993	$1,152	$329,305	$330,457
Non-owner occupied	0	0	3,031	3,031	560,013	563,044
Farmland	0	0	2,183	2,183	186,399	188,582
Other	0	0	33	33	133,288	133,321
Commercial
Commercial and industrial	1,034	185	3,890	5,109	289,297	294,406
Agricultural	104	20	299	423	58,166	58,589
Residential real estate
1-4 family residential	4,247	1,775	3,013	9,035	466,313	475,348
Home equity lines of credit	115	92	793	1,000	131,209	132,209
Consumer
Indirect	1,267	298	375	1,940	202,683	204,623
Direct	234	70	191	495	15,962	16,457
Other	0	5	2	7	7,707	7,714
Total loans	$7,160	$2,445	$14,803	$24,408	$2,380,342	$2,404,750

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

Three Months Ended September 30, 2023	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial
Commercial and industrial	$0	$0	$0	$0	0.00%
Residential real estate
1-4 family residential	0	31	133	$164	0.02%
Total modifications to borrowers experiencing financial difficulty	$0	$31	$133	$164	0.01%

Nine Months Ended September 30, 2023
Commercial
Commercial and industrial	$50	$0	$0	$50	0.01%
Residential real estate
1-4 family residential	0	31	133	$164	0.02%
Total modifications to borrowers experiencing financial difficulty	$50	$31	$133	$214	0.01%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average Years Added to the Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to the Life
Three Months Ended September 30, 2023		From	To
Commercial
Commercial and industrial
Residential real estate
1-4 family residential		4.77%	3.38%	5.0

Nine Months Ended September 30, 2023
Commercial
Commercial and industrial	0.5
Residential real estate
1-4 family residential		4.77%	3.38%	5.0

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the three and nine months ended September 30, 2023:

Three Months Ended September 30, 2023	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Accrual restructured loans
Commercial
Commercial and industrial	$0	$0	$0
Residential real estate
1-4 family residential	164	0	0
Total accruing restructured loans	$164	$0	$0

Nonaccrual restructured loans
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$164	$0	$0

Nine Months Ended September 30, 2023	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Commercial
Commercial and industrial	$50	$0	$0
Residential real estate
1-4 family residential	164	0	0
Total accruing restructured loans	$214	$0	$0

Nonaccrual restructured loans
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$214	$0	$0

As of September 30, 2023, the Company had no commitments to lend any additional funds on restructured loans. As of September 30, 2023, the Company had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financially difficulty at the time of modification. For purposes of this disclosure a default occurs when, within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms.

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

As of September 30, 2023 and December 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
September 30, 2023
Commercial real estate
Owner occupied	$361,829	$5,162	$4,109	$371,100
Non-owner occupied	654,469	29,884	26,531	710,884
Farmland	197,379	0	2,547	199,926
Other	212,514	0	148	212,662
Commercial
Commercial and industrial	343,803	6,710	8,552	359,065
Agricultural	61,786	19	519	62,324
Total loans	$1,831,780	$41,775	$42,406	$1,915,961

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2022
Commercial real estate
Owner occupied	$324,979	$1,193	$4,285	$330,457
Non-owner occupied	527,267	25,541	10,236	563,044
Farmland	186,057	0	2,525	188,582
Other	133,218	0	103	133,321
Commercial
Commercial and industrial	282,412	777	11,217	294,406
Agricultural	58,002	250	337	58,589
Total loans	$1,511,935	$27,761	$28,703	$1,568,399

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. In the 1-4 family residential real estate portfolio at September 30, 2023, other real estate owned and foreclosure properties were $34 thousand and $194 thousand, respectively. At December 31, 2022, other real estate owned and foreclosure properties were $0 and $129 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2023 and December 31, 2022. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2023
Performing	$837,559	$140,124	$236,153	$24,776	$7,853
Nonperforming	4,928	680	367	148	5
Total loans	$842,487	$140,804	$236,520	$24,924	$7,858

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2022
Performing	$472,335	$131,416	$204,248	$16,266	$7,712
Nonperforming	3,013	793	375	191	2
Total loans	$475,348	$132,209	$204,623	$16,457	$7,714

The following table presents total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$87,056	$253,341	$222,515	$140,858	$149,353	$359,884	$15,805	$1,228,812
Special mention	0	0	3,975	12,986	7,597	10,488	0	35,046
Substandard	0	0	1,562	3,815	2,019	22,288	1,104	30,788
Total commercial real estate loans	$87,056	$253,341	$228,052	$157,659	$158,969	$392,660	$16,909	$1,294,646

Commercial real estate current period gross write-offs	$0	$0	$0	$0	$1	$156	$0	$157

Commercial and industrial
Risk Rating
Pass	$78,583	$90,418	$45,021	$23,670	$11,728	$26,726	$67,657	$343,803
Special mention	0	562	405	23	1,012	0	4,708	6,710
Substandard	73	3,417	393	548	134	1,034	2,953	8,552
Total commercial loans	$78,656	$94,397	$45,819	$24,241	$12,874	$27,760	$75,318	$359,065

Commercial and industrial current period gross write-offs	$0	$100	$385	$11	$16	$311	$0	$823

Agricultural
Risk Rating
Pass	$28,887	$58,199	$31,172	$39,012	$20,733	$62,591	$18,571	$259,165
Special mention	0	0	0	0	0	0	19	19
Substandard	0	33	407	236	55	2,335	0	3,066
Total agricultural loans	$28,887	$58,232	$31,579	$39,248	$20,788	$64,926	$18,590	$262,250

Agricultural current period gross write-offs	$0	$15	$44	$0	$0	$9	$0	$68

Residential real estate
Risk Rating
Pass	$43,418	$174,241	$167,016	$135,261	$50,313	$255,817	$3,626	$829,692
Special mention	0	0	0	67	111	317	0	495
Substandard	0	47	497	2,430	372	8,954	0	12,300
Total residential real estate loans	$43,418	$174,288	$167,513	$137,758	$50,796	$265,088	$3,626	$842,487

Residential real estate current period gross write-offs	$0	$0	$0	$130	$0	$109	$0	$239

Home equity lines of credit
Risk Rating
Pass	$0	$0	$10	$46	$7	$1,969	$136,289	$138,321
Special mention	0	0	0	0	0	0	0	0
Substandard	0	26	50	82	67	2,159	99	2,483
Total home equity lines of credit	$0	$26	$60	$128	$74	$4,128	$136,388	$140,804

Home equity lines of credit current period gross write-offs	$0	$0	$0	$8	$0	$4	$0	$12

Consumer
Risk Rating
Pass	$64,301	$81,221	$37,731	$24,586	$14,156	$38,723	$7,669	$268,387
Substandard	0	157	170	213	153	221	1	915
Total consumer loans	$64,301	$81,378	$37,901	$24,799	$14,309	$38,944	$7,670	$269,302

Consumer current period gross write-offs	$0	$121	$68	$82	$31	$276	$88	$666

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$188,240	$174,841	$120,883	$138,342	$89,769	$256,103	$17,286	$985,464
Special mention	0	711	1,861	5,286	624	18,252	0	26,734
Substandard	0	18	256	1,968	267	10,952	1,163	14,624
Total commercial real estate loans	$188,240	$175,570	$123,000	$145,596	$90,660	$285,307	$18,449	$1,026,822

Commercial
Risk Rating
Pass	$100,368	$45,872	$34,110	$16,854	$13,574	$14,664	$56,970	$282,412
Special mention	0	197	0	0	0	0	580	777
Substandard	3,642	1,331	356	152	110	1,761	3,865	11,217
Total commercial loans	$104,010	$47,400	$34,466	$17,006	$13,684	$16,425	$61,415	$294,406

Agricultural
Risk Rating
Pass	$51,096	$36,376	$44,133	$23,661	$24,003	$45,490	$19,300	$244,059
Special mention	0	0	0	0	0	0	250	250
Substandard	0	379	235	72	0	2,146	30	2,862
Total agricultural loans	$51,096	$36,755	$44,368	$23,733	$24,003	$47,636	$19,580	$247,171

Residential real estate
Risk Rating
Pass	$83,951	$112,463	$76,095	$31,404	$22,918	$135,757	$3,956	$466,544
Special mention	0	0	70	118	76	93	0	357
Substandard	0	136	249	121	9	7,932	0	8,447
Total residential real estate loans	$83,951	$112,599	$76,414	$31,643	$23,003	$143,782	$3,956	$475,348

Home equity lines of credit
Risk Rating
Pass	$0	$10	$0	$0	$16	$1,394	$128,622	$130,042
Special mention	0	0	0	0	0	0	49	49
Substandard	0	13	137	20	0	1,848	100	2,118
Total home equity lines of credit	$0	$23	$137	$20	$16	$3,242	$128,771	$132,209

Consumer
Risk Rating
Pass	$98,530	$46,945	$32,284	$20,849	$10,918	$10,942	$7,302	$227,770
Special mention	0	0	0	0	0	0	0	0
Substandard	102	113	267	230	109	202	1	1,024
Total consumer loans	$98,632	$47,058	$32,551	$21,079	$11,027	$11,144	$7,303	$228,794
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

According to the accounting standard, an entity may make an accounting policy election not to measure an allowance for credit losses for accrued interest receivable if the entity writes off the applicable accrued interest receivable balance in a timely manner. The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables for all loan segments. Current policy dictates that a loan will be placed on nonaccrual status, with the current accrued interest receivable balance being written off, upon the loan being 90 days delinquent or when the loan is deemed to be collateral dependent and the collateral analysis shows insufficient collateral coverage based on a current assessment of the value of the collateral.

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At September 30, 2023, the Company had $756 million in unfunded commitments and set aside $2.04 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of the ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $34.8 million at September 30, 2023 and $35.0 million at June 30, 2023. The decrease of $197 thousand was due to the adjustments made to the Commercial Staffing qualitative factor and the conversion of construction loan balances into their permanent loan pool. These factors were partially offset by increases to specific reserves due to updated valuations and new individually evaluated loan relationships.

Purchased Loans

As a result of the Emlenton Merger, the Company acquired $740.7 million in loans.

2023
Par value of acquired loans at acquisition	$797,616
Net purchase discount	(55,958)
Allowance for credit losses of PCD loans	(999)
Purchase price of loans at acquisition	$740,659

Under ASU Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2023, the Company acquired PCD loans with a fair value of $25.9 million, credit discount of $999 thousand and a noncredit discount of $5.5 million. The outstanding balance at September 30, 2023 and related allowance on PCD loans is as follows:

	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$1,027	$20
Non-owner Occupied	35,522	1,167
Farmland	11	0
Commercial
Commercial and industrial	2,301	130
Agricultural	149	8
Residential real estate
1-4 family residential	3,475	20
Home equity lines of credit	3	0
Total	$42,488	$1,345

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and nine months ended September 30, 2023 and 2022.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended September 30, 2023
Service charges on deposit accounts	$0	$1,712	$1,712
Debit card and EFT fees	0	1,763	1,763
Trust fees	2,617	0	2,617
Insurance agency commissions	0	1,116	1,116
Retirement plan consulting fees	360	0	360
Investment commissions	0	520	520
Other (outside the scope of ASC 606)	0	1,743	1,743
Total noninterest income	$2,977	$6,854	$9,831

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended September 30, 2022
Service charges on deposit accounts	$0	$1,229	$1,229
Debit card and EFT fees	0	1,463	1,463
Trust fees	2,370	0	2,370
Insurance agency commissions	0	1,136	1,136
Retirement plan consulting fees	332	0	332
Investment commissions	0	424	424
Other (outside the scope of ASC 606)	0	1,873	1,873
Total noninterest income	$2,702	$6,125	$8,827

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Nine Months Ended September 30, 2023
Service charges on deposit accounts	$0	$4,646	$4,646
Debit card and EFT fees	0	5,362	5,362
Trust fees	7,453	0	7,453
Insurance agency commissions	0	3,904	3,904
Retirement plan consulting fees	1,049	0	1,049
Investment commissions	0	1,389	1,389
Other (outside the scope of ASC 606)	0	5,902	5,902
Total noninterest income	$8,502	$21,203	$29,705

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Nine Months Ended September 30, 2022
Service charges on deposit accounts	$0	$3,513	$3,513
Debit card and EFT fees	0	4,407	4,407
Trust fees	7,265	0	7,265
Insurance agency commissions	0	3,269	3,269
Retirement plan consulting fees	1,052	0	1,052
Investment commissions	0	1,675	1,675
Other (outside the scope of ASC 606)	8,375	6,446	14,821
Total noninterest income	$16,692	$19,310	$36,002

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

Retirement Plan Consulting Fees – Revenue is recognized based on the level of work performed for the client. Any payments that are received for work to be performed in the future are recorded in a deferred revenue account, and recorded into income when the fees are earned. Retirement plan consulting fees represent only 0.6% of the Company’s total revenue, and therefore management has concluded that any adjustment of revenue for one particular customer for a refund or any other reason would be insignificant and would not materially impact the Company’s total revenue.

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

Interest Rate Swaps: The Company periodically enters into interest rate swap agreements with its commercial customers who desire a fixed rate loan term that is longer than the Company is willing to extend. The Company enters into a reciprocal swap agreement with a third party that offsets the interest rate risk from the interest rate extended to the customer. The fair value of these interest rate swap derivative instruments are based on valuation models using observable market data as of the measurement date. The loan agreement containing a two-way yield maintenance provision, if invoked, is expected to exactly offset the fair value of unwinding the swap. The yield maintenance provision represents an embedded derivative which is bifurcated from the host loan contract and, as such, the swaps and embedded derivatives are not designated as hedges (Level 2).

The Company also entered into a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the company’s state and political subdivision municipal bond portfolio. The Company uses an independent third party to perform a market valuation analysis for this derivative (Level 2).

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2023 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$121,311	$0	$121,311	$0
State and political subdivisions	498,136	0	498,136	0
Corporate bonds	17,751	0	16,516	1,235
Mortgage-backed securities-residential	495,041	0	495,040	1
Collateralized mortgage obligations	75,552	0	75,552	0
Small Business Administration	2,945	0	2,945	0
Equity securities
Equity securities at fair value	212	212	0	0
Other investments measured at net asset value	15,043	n/a	n/a	n/a
Total investment securities	$1,225,991	$212	$1,209,500	$1,236
Loans held for sale	$1,910	$0	$1,910	$0
Interest rate swaps	6,234	$0	6,234	0
Fair value hedge derivative	920	0	920	0
Mortgage banking derivative	37	$0	37	0
Financial Liabilities
Interest rate swaps	$6,234	$0	$6,234	$0

		Fair Value Measurements at December 31, 2022 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$128,096	$0	$128,096	$0
State and political subdivisions	530,080	0	530,080	0
Corporate bonds	3,879	0	3,879	0
Mortgage-backed securities-residential	555,142	0	555,141	1
Collateralized mortgage obligations	47,354	0	47,354	0
Small Business Administration	3,474	0	3,474	0
Equity securities
Equity securities at fair value	196	196	0	0
Other investments measured at net asset value	15,048	n/a	n/a	n/a
Total investment securities	$1,283,269	$196	$1,268,024	$1
Loans held for sale	$858	$0	$858	$0
Interest rate swaps	5,503	0	5,503	0
Mortgage banking derivative -asset	31	0	31	0
Financial Liabilities
Interest rate swaps	$5,503	$0	$5,503	$0

There were no significant transfers between Level 1 and Level 2 during the periods presented above.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended September 30,		Nine Months ended September 30,
(In Thousands of Dollars)	2023	2022	2023	2022
Beginning Balance	$1,224	$2	$1	$3
Transfers between levels	0	0	0	0
Acquired and/or purchased	0	0	1,615	0
Discount accretion (premium amortization)	12	0	120	0
Repayments, calls and maturities	0	0	(500)	(1)
Ending Balance	$1,236	$2	$1,236	$2

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2023 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$2,205	$0	$0	$2,205
Commercial and industrial	267	0	0	267
1–4 family residential	1,517	0	0	1,517

		Fair Value Measurements at December 31, 2022 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial real estate
Non-owner occupied	$746	$0	$0	$746
Commercial	395	0	0	395
1–4 family residential	74	0	0	74

Collateral dependent loans were individually evaluated under ASC 326 for the periods ending September 30, 2023 and December 31, 2022. Collateral dependent loans had a principal balance of $5.7 million with a valuation allowance of $1.7 million at September 30, 2023. Collateral dependent loans had a principal balance of $1.6 million with a valuation allowance of $372 thousand at December 31, 2022.

For the period ending September 30, 2023, the fair value of the collateral dependent commercial and residential real estate relationships are valued by independent external appraisals. These external appraisals are prepared using the sales comparison approach and income approach valuation techniques. The commercial relationships are valued by the quoted price of the collateral. Management makes subsequent unobservable adjustments on the appraisals for the real estate and the quoted price for the commercial collateral dependent loans. For the year ending December 31, 2022, the fair value of the collateral dependent commercial real estate and commercial relationships are valued by the quoted price of the collateral. Management makes subsequent unobservable adjustments on the quoted price of collateral dependent loans. Collateral dependent loans other than commercial real estate and other real estate owned are not considered material.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended September 30, 2023 and December 31, 2022:

September 30, 2023	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial real estate	$2,205	Sales Comparison	Adjustment for differences between comparable sales	(10.67%) - 15.37% (7.28%)
Commercial	267	Quoted price for collateral	Offer Price	65.47%
Residential	1,517	Sales comparison	Adjustment for differences between comparable sales	(5.39%) - 2.11% (2.67%)

December 31, 2022	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial real estate	$746	Quoted price for collateral	Offer Price	7.45%
Commercial	395	Quoted price for collateral	Offer Price	43.00%
Residential	74	Sales comparison	Adjustment for differences between comparable sales	(13.77%) - (5.68%) (13.77%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements at September 30, 2023 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$93,923	$25,341	$68,582	$0	$93,923
Regulatory stock	20,087	n/a	n/a	n/a	n/a
Loans, net	3,133,801	0	0	2,941,885	2,941,885
Financial liabilities
Deposits	4,511,650	3,542,907	965,388	0	4,508,295
Long-term borrowings	88,550	0	71,561	0	71,561

		Fair Value Measurements at December 31, 2022 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$75,551	$21,395	$54,156	$0	$75,551
Regulatory stock	18,200	n/a	n/a	n/a	n/a
Loans, net	2,377,772	0	0	2,330,164	2,330,164
Financial liabilities
Deposits	3,561,768	2,999,188	561,292	0	3,560,480
Short-term borrowings	95,000	0	95,000	0	95,000
Long-term borrowings	88,211	0	73,566	0	73,566

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchases of Emlenton in January 2023, Champion Insurance in July 2022 and other past acquisitions totaled $167.9 million at September 30, 2023 and $94.6 million at December 31, 2022. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting units is determined using a combination of a discounted cash flow method and a market approach method. Results of the assessment as of September 30, 2022, indicated no goodwill impairment. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2023		December 31, 2022
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,913)	$7,210	$(6,793)
Non-compete contracts	457	(410)	457	(401)
Trade name	1,126	(433)	1,126	(409)
Core deposit intangible	32,115	(9,733)	12,866	(7,030)
Total	$40,908	$(17,489)	$21,659	$(14,633)

Aggregate amortization expense was $725 thousand and $2.9 million for the three and nine month periods ended September 30, 2023. Amortization expense was $432 thousand and $1.3 million for the three and nine month periods ended September 30, 2022.

Estimated amortization expense for each of the next five periods and thereafter:

2023 (3 months)	$725
2024	2,872
2025	2,806
2026	2,710
2027	2,596
Thereafter	11,710
Total	$23,419

Leases:

The Company has leases for branch office locations, vehicles, land and certain office equipment such as printers, copiers and faxes. These leases are all categorized as operating. The leases have remaining lease terms of up to 17.8 years, some of which include options to extend the lease for up to 15 years and some of which include options to terminate the lease in December of 2023.

The right of use asset and lease liability were $9.0 million and $9.3 million as of September 30, 2023, respectively, and $8.4 million and $8.8 million at December 31, 2022, respectively. The right of use asset is included in other assets and the lease liability is included in other liabilities on the balance sheet.

Lease payments made for the three and nine month periods ended September 30, 2023, were $405 thousand and $1.2 million, while lease payments made for the three and nine month periods ended September 30, 2022 were $312 thousand and $779 thousand, respectively. The weighted average remaining lease term for all leases was 11.1 years as of September 30, 2023. The weighted-average discount rate was 2.99% for all leases as of September 30, 2023.

On January 1, 2023, the Company performed a valuation of Emlenton's leases to determine an initial right of use asset (ROU asset) and lease liability in connection with the Merger. The Company recorded an initial ROU asset and lease liability of $1.3 million for these leases.

Maturities of lease liabilities are as follows as of September 30, 2023:

2023 (3 months)	$344
2024	1,176
2025	1,092
2026	975
2027	898
Thereafter	6,574
Total Payments	11,059
Less: lease liability expense	(1,807)
Total	$9,252

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $66.3 million and fair value of $6.2 million in other assets and $6.2 million in other liabilities at September 30, 2023. At December 31, 2022, the Company had interest rate swaps associated with commercial loans with and a notional value of $71.9 million and fair value of $5.5 million in other assets and $5.5 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the three and nine month period ended September 30, 2023 and 2022, respectively.

Interest Rate Swap Designated as a Fair Value Hedge

The Company has one interest rate swap with a notional amount of $100.0 million as of September 30, 2023 which was designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the company’s state and political subdivision municipal bond portfolio. The gross aggregate fair value of the swap of $920 thousand is recorded in other assets in the unaudited Consolidated Balance Sheets at September 30, 2023. The Company expects the hedge to remain in effect for the remaining term of the swap, which matures August 2026. A summary of the interest rate swap designated as a fair value hedge is presented below:

September 30, 2023

Notional amount fair value hedge	$100,000
Fixed pay rates	4.35%
Variable SOFR receive rates	5.31%
Remaining maturity (in years)	2.9
Fair value	$920

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. The Company had $5.0 million of interest rate lock commitments at September 30, 2023 and $4.9 million of interest rate lock commitments at December 31, 2022. Effective May 2022, the Company began the practice of entering into commitments to sell mortgage backed securities when the interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge instruments. There were $4.8 million of forward sales of mortgage backed securities at September 30, 2023 and $4.3 million of forward sales of mortgage backed securities at December 31, 2022. There were not any forward commitments for the future delivery of residential mortgages at either September 30, 2023 or December 31, 2022.

The net gains and losses on derivative instruments not designated as hedging instruments are included in mortgage banking income. For the quarters ended September 30, 2023 and September 30, 2022, losses of $76 thousand and gains of $283 thousand, respectively, were included in mortgage banking income for the interest rate lock commitments. For the nine month periods ended September 30, 2023 and September 30, 2022, losses of $19 thousand and gains of $535 thousand, respectively, were included in mortgage banking income for the interest rate lock commitments. Gains of $22 thousand and gains of $6 thousand were included in mortgage banking income for the three and nine month periods ended September 30, 2023 for the forward sales of mortgage backed securities. Losses of $198 thousand and losses of $203 thousand were included in mortgage banking income for the three and nine month periods ended September 30, 2022 for the forward sales of mortgage backed securities.

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic EPS
Net income (In thousands of dollars)	$13,314	$15,446	$35,356	$47,241
Weighted average shares outstanding	37,241,383	33,851,596	37,430,782	33,840,958
Basic earnings per share	$0.36	$0.46	$0.94	$1.40

Diluted EPS
Net income (In thousands of dollars)	$13,314	$15,446	$35,356	$47,241
Weighted average shares outstanding for basic earnings per share	37,241,383	33,851,596	37,430,782	33,840,958
Dilutive effect of restricted stock awards	137,971	80,286	102,427	84,473
Weighted average shares for diluted earnings per share	37,379,354	33,931,882	37,533,209	33,925,431
Diluted earnings per share	$0.36	$0.46	$0.94	$1.39

There were 13,046 and 204,105 restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2023, respectively. There were 124,492 and 188,992 restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2022, respectively.

Stock Based Compensation:

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan replaced the 2017 Plan. There were 87,391 service time based share awards and 102,750 performance based share awards granted under the 2022 Plan during the nine month period ended September 30, 2023, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2025. As of September 30, 2023, 753,359 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $744 thousand and $2.0 million for the three and nine month periods ended September 30, 2023, respectively. During the prior periods, the expense recognized was $513 thousand and $1.3 million for the three and nine month periods ended September 30, 2022, respectively. As of September 30, 2023, there was $3.7 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.4 years.

The following is the activity under the Plans during the nine month period ended September 30, 2023.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	193,015	$16.69	137,369	$15.85
Granted	87,391	12.88	102,750	14.16
Vested	(30,990)	12.92	(30,635)	14.35
Forfeited	(1,541)	17.64	0	0.00
Ending balance - non-vested shares	247,875	$15.40	209,484	$15.01

The following is the activity under the Plans during the nine month period ended September 30, 2022.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	99,564	$16.13	158,988	$14.40
Granted	132,268	16.63	56,724	17.25
Vested	(20,771)	16.81	(65,481)	17.48
Forfeited	(3,000)	13.68	(12,862)	14.74
Ending balance - non-vested shares	208,061	$16.72	137,369	$15.85

The 61,625 shares that vested during the nine month period ended September 30, 2023 had a weighted average fair value of $13.63 per share.

The following tables represent the details of other comprehensive loss for the three and nine month periods ended September 30, 2023 and 2022.

Other Comprehensive Income (Loss):

	Three Months Ended September 30, 2023
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(75,679)	$15,893	$(59,786)
Reclassification adjustment for losses realized in income on sales (1)	618	(130)	488
Reclassification adjustment for gain realized in income on fair value hedge	776	(163)	613
Net other comprehensive (loss)	$(74,285)	$15,600	$(58,685)

	Three Months Ended September 30, 2022
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(83,980)	$17,636	$(66,344)
Reclassification adjustment for gains included in net income (1)	5	(1)	4
Net unrealized losses on available-for-sale securities	$(83,975)	$17,635	$(66,340)
Change in funded status of post-retirement health plan	(2)	0	(2)
Net other comprehensive (loss)	$(83,977)	$17,635	$(66,342)

	Nine Months Ended September 30, 2023
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(54,088)	$11,359	$(42,729)
Reclassification adjustment for losses realized in income on sales (1)	498	$(105)	393
Reclassification adjustment for gain realized in income on fair value hedge	776	$(163)	613
Net other comprehensive (loss)	$(52,814)	$11,091	$(41,723)

	Nine Months Ended September 30, 2022
(In Thousands of Dollars)	Pre-tax	Tax	After-Tax
Unrealized holding losses on available-for-sale securities during the period	$(301,874)	$63,394	$(238,480)
Reclassification adjustment for gains included in net income (1)	36	(8)	28
Net unrealized losses on available-for-sale securities	$(301,838)	$63,386	$(238,452)
Change in funded status of post-retirement health plan	(6)	1	(5)
Net other comprehensive (loss)	$(301,844)	$63,387	$(238,457)

(1)
Pre-tax reclassification adjustments relating to available-for-sale securities are reported in security gains and the tax impact is included in income tax expense on the consolidated statements of income.
Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of September 30, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at September 30, 2023 and December 31, 2022:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Common equity tier 1 capital ratio
Consolidated	$382,539	10.37%	$166,023	4.5%	N/A	N/A
Bank	396,302	10.76%	165,756	4.5%	239,425	6.5%
Total risk based capital ratio
Consolidated	510,292	13.83%	295,151	8.0%	N/A	N/A
Bank	431,055	11.70%	294,677	8.0%	368,347	10.0%
Tier 1 risk based capital ratio
Consolidated	400,539	10.86%	221,364	6.0%	N/A	N/A
Bank	396,302	10.76%	221,008	6.0%	294,677	8.0%
Tier 1 leverage ratio
Consolidated	400,539	7.84%	204,152	4.0%	N/A	N/A
Bank	396,302	7.80%	203,317	4.0%	254,147	5.0%

December 31, 2022
Common equity tier 1 capital ratio
Consolidated	$403,307	13.71%	$132,349	4.5%	N/A	N/A
Bank	372,679	12.71%	131,968	4.5%	$190,620	6.5%
Total risk based capital ratio
Consolidated	523,285	17.79%	235,288	8.0%	N/A	N/A
Bank	399,657	13.62%	234,609	8.0%	293,262	10.0%
Tier 1 risk based capital ratio
Consolidated	421,307	14.32%	176,466	6.0%	N/A	N/A
Bank	372,679	12.71%	175,957	6.0%	234,609	8.0%
Tier 1 leverage ratio
Consolidated	421,307	9.84%	171,233	4.0%	N/A	N/A
Bank	372,679	8.76%	170,245	4.0%	212,807	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
September 30, 2023
Goodwill and other intangibles	$5,694	$189,895	$(4,263)	$191,326
Total assets	$14,483	$4,954,518	$2,162	$4,971,163

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2022
Goodwill and other intangibles	$5,739	$100,190	$(4,263)	$101,666
Total assets	$14,383	$4,064,112	$3,705	$4,082,200

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2023
Net interest income	$81	$34,679	$(992)	$33,768
Provision for credit losses and unfunded loans	0	243	0	243
Service fees, security gains and other noninterest income	2,994	6,847	(10)	9,831
Noninterest expense	1,679	23,873	484	26,036
Amortization and depreciation expense	22	1,544	114	1,680
Income before taxes	1,374	15,866	(1,600)	15,640
Income taxes	289	2,416	(379)	2,326
Net income	$1,085	$13,450	$(1,221)	$13,314

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2023
Net interest income	$195	$107,663	$(2,902)	$104,956
Provision for credit losses and unfunded loans	0	8,867	0	8,867
Service fees, security gains and other noninterest income	8,562	21,770	(627)	29,705
Noninterest expense	4,976	72,464	1,604	79,044
Amortization and depreciation expense	68	5,372	340	5,780
Income before taxes	3,713	42,730	(5,473)	40,970
Income taxes	781	6,122	(1,289)	5,614
Net income	$2,932	$36,608	$(4,184)	$35,356

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2022
Net interest income	$54	$32,602	$(875)	$31,781
Provision for credit losses and unfunded loans	0	448	0	448
Service fees, security gains and other noninterest income	2,731	6,248	(152)	8,827
Noninterest expense	1,666	17,942	657	20,265
Amortization and depreciation expense	27	994	113	1,134
Income before taxes	1,092	19,466	(1,797)	18,761
Income taxes	229	3,438	(352)	3,315
Net income	$863	$16,028	$(1,445)	$15,446

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2022
Net interest income	$126	$97,081	$(2,473)	$94,734
Provision for credit losses and unfunded loans	0	706	0	706
Service fees, security gains and other noninterest income	16,768	19,595	(361)	36,002
Noninterest expense	7,049	61,558	1,234	69,841
Amortization and depreciation expense	83	3,052	340	3,475
Income before taxes	9,762	51,360	(4,408)	56,714
Income taxes	2,049	8,438	(1,014)	9,473
Net income	$7,713	$42,922	$(3,394)	$47,241

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had no short-term advances from the Federal Home Loan Bank ("FHLB") at September 30, 2023. The Bank had $95.0 million of short-term advances from the FHLB at December 31, 2022, and the interest rate on these borrowings was 4.38%.

The Bank has access to a line of credit of $25.0 million at a major domestic bank and the interest rate is below the prime rate. This line and its terms are periodically reviewed by the lending bank and it is generally subject to withdrawal at their discretion. There were no borrowings under this line at September 30, 2023. At December 31, 2022, the Bank had access to lines of credit amounting to $35 million at two major domestic banks that were both below the prime interest rate, however, there were no borrowings under these lines at December 31, 2022.

At September 30, 2023 Farmers has one unsecured revolving line of credit for $5.0 million and this line can be renewed annually. The line has an interest rate of prime and a floor of 3.5%. There were no outstanding balance on this line at September 30, 2023. At December 31, 2022, Farmers had two unsecured lines of credit for $6.5 million, with interest rates of prime and floors of 3.5% and 4.5%. There was no outstanding balance on either of these lines at December 31, 2022.

Long-term borrowings:

There were no long-term advances from the FHLB at September 30, 2023 or at December 31, 2022.

The Bank’s long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.6 billion at September 30, 2023 and $1.2 billion at December 31, 2022, respectively. Based on this collateral, the Bank is eligible to borrow an additional $892.6 million at September 30, 2023.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month term SOFR (Secured Overnight Financing Rate) . The transition to the 3-month term SOFR from the 3-month term LIBOR rate was effective September 15, 2023 with the cessation of the LIBOR rate. The rate at September 30, 2023 was 7.12% and at December 31, 2022 was 6.22%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month term SOFR (Secured Overnight Financing Rate). The transition to the 3-month term SOFR from the 3-month term LIBOR rate was effective September 15, 2023 with the cessation of LIBOR rate. The rate at September 30, 2023 was 7.47% and at December 31, 2022 was 6.57%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the "junior subordinated debt securities") held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month term SOFR (Secured Overnight Financing Rate). The transition to the 3-month term SOFR from the 3-month term LIBOR rate was effective September 15, 2023 with the cessation of LIBOR rate. The rate at September 30, 2023 was 7.37% and at December 31, 2022 was 6.47%.

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

	September 30, 2023	December 31, 2022
	Amount	Amount
TSEO Statutory Trust I	$2,509	$2,472
Maple Leaf Financial Statutory Trust II	7,684	7,517
Cortland Statutory Trust I	4,368	4,327
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$14,561	$14,316
Subordinated Debentures	$73,989	$73,895
Total long-term borrowings	$88,550	$88,211

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

The following is a comparison of selected financial ratios and other results at or for the three and nine month periods ended September 30, 2023 and 2022:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In Thousands, except Per Share Data)	2023	2022	2023	2022
Total assets	$4,971,163	$4,120,022	$4,971,163	$4,120,022
Net income	$13,314	$15,446	$35,356	$47,241
Diluted earnings per share	$0.36	$0.46	$0.94	$1.39
Return on average assets (annualized)	1.06%	1.48%	0.93%	1.51%
Return on average equity (annualized)	14.49%	18.71%	12.79%	16.55%
Equity to asset ratio	6.36%	6.45%	6.36%	6.45%
Dividends to net income	47.82%	35.06%	36.21%	34.39%
Net loans to assets	63.04%	57.59%	63.04%	57.59%
Loans to deposits	70.23%	67.28%	70.23%	67.28%

Net Income. The Company's net income for the quarter ended September 30, 2023 totaled $13.3 million, or $0.36 per diluted share, compared to $15.4 million, or $0.46 per diluted share, for the three months ended September 30, 2022. The acquisition of Emlenton had a positive impact on the earnings of the Company but net interest margin compression due to high rates and an inverted yield curve continues to act as a headwind to overall earnings in 2023 as compared to 2022.

Net income for the first nine months of 2023 was $35.4 million compared to $47.2 million for the first nine months of 2022. The change in net income during the first nine months of 2023, compared with the first nine months of 2022, was impacted by acquisition-related expenses for the Emclaire transaction that closed on January 1, 2023. The first nine months of 2023 included merger-related expenses of $5.0 million compared to merger related costs of $3.5 million for the first nine months of 2022. The first nine months of 2023 also included Day 1 provision for credit losses and provision for unfunded loans under the CECL model of $7.7 million. The net interest margin compression discussed above also had a negative impact on 2023 results compared to the first nine months of 2022.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2) (3)	$3,153,309	$43,928	5.57%	$2,386,184	$27,570	4.62%
Taxable securities (2)	1,132,959	6,492	2.29	1,112,411	5,477	1.97
Tax-exempt securities (2) (3)	413,117	3,251	3.15	473,677	3,814	3.22
Other investments	42,581	487	4.57	33,524	199	2.37
Federal funds sold and other	78,922	751	3.81	59,289	205	1.38
TOTAL EARNING ASSETS	4,820,888	54,909	4.56	4,065,085	37,265	3.67
Nonearning assets	215,445			99,770
TOTAL ASSETS	$5,036,333			$4,164,855

INTEREST-BEARING LIABILITIES
Time deposits	$677,291	$5,308	3.13%	$338,794	$586	0.69%
Brokered time deposits	145,839	1,882	5.16	50,494	142	1.12
Savings deposits	1,099,682	2,625	0.95	832,828	165	0.08
Demand deposits - interest bearing	1,412,922	7,647	2.16	1,426,801	2,317	0.65
Short term borrowings	141,717	1,961	5.53	90,978	533	2.34
Long term borrowings	88,494	1,038	4.69	88,031	886	4.03
TOTAL INTEREST-BEARING LIABILITIES	3,565,945	20,461	2.30	2,827,926	4,629	0.65

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits - noninterest bearing	1,052,062			969,700
Other liabilities	50,726			36,929
Stockholders' equity	367,600			330,300
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,036,333			$4,164,855
Net interest income and interest rate spread		$34,448	2.26%		$32,636	3.02%
Net interest margin			2.86%			3.21%

(1)
Rates are calculated on an annualized basis.
(2)
Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)
For 2023, adjustments of $90 thousand and $590 thousand, respectively, were made to tax equate income on tax exempt loans and tax exempt securities. For 2022, adjustments of $76 thousand and $779 thousand, respectively, were made to tax equate income on tax exempt loans and tax exempt securities. These adjustments were based on a marginal federal income tax rate of 21%, less disallowances.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2) (3)	$3,144,817	$127,293	5.40%	$2,346,542	$79,008	4.49%
Taxable securities (2)	1,153,804	19,697	2.28	1,074,020	15,287	1.90
Tax-exempt securities (2) (3)	422,151	10,048	3.17	469,878	11,372	3.23
Other investments	40,211	1,457	4.83	32,901	545	2.21
Federal funds sold and other	78,224	1,911	3.26	82,031	348	0.57
TOTAL EARNING ASSETS	4,839,207	160,406	4.42	4,005,372	106,560	3.55
Nonearning assets	219,762			160,975
TOTAL ASSETS	$5,058,969			$4,166,347

INTEREST-BEARING LIABILITIES
Time deposits	$636,939	$13,171	2.76%	$357,241	$1,782	0.67%
Brokered time deposits	145,115	4,889	4.49	37,400	206	0.73
Savings deposits	1,128,760	6,981	0.82	837,937	473	0.07
Demand deposits	1,421,208	19,619	1.84	1,422,583	3,644	0.34
Short term borrowings	145,509	5,608	5.14	45,568	631	1.85
Long term borrowings	88,382	3,043	4.59	87,915	2,505	3.80
TOTAL INTEREST-BEARING LIABILITIES	3,565,913	53,311	1.99	2,788,644	9,241	0.44

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	1,075,493			966,173
Other liabilities	48,936			30,904
Stockholders' equity	368,627			380,626
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,058,969			$4,166,347
Net interest income and interest rate spread		$107,095	2.43%		$97,319	3.11%
Net interest margin			2.95%			3.24%

(1)
Rates are calculated on an annualized basis.
(2)
Includes unamortized discounts and premiums. Average balance and yield are computed using the average historical amortized cost.
(3)
For 2023, adjustments of $268 thousand and $1.9 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. For 2022, adjustments of $238 thousand and $2.3 million, respectively, are made to tax equate income on tax exempt loans and tax exempt securities. These adjustments are based on a marginal federal income tax rate of 21%, less disallowances.

Net Interest Income. Net interest income for the three month period ended September 30, 2023, was $33.8 million compared to $31.8 million for the same period in 2022. A larger earning asset base due to the acquisition of Emlenton was the primary driver of this increase offset by a 35 basis point decline in the net interest margin.

The net interest margin for the three months ended September 30, 2023, was 2.86%, a 35 basis point decrease from the quarter ended September 30, 2022. In comparing the third quarter of 2023 to the same period in 2022, interest-earning asset yields increased 89 basis points, while the cost of interest-bearing liabilities increased 165 basis points. This increase in funding costs has been due to the rapid increase in deposit rates due to intense competition for deposits, the continued Federal Reserve rate hiking cycle and runoff of deposit balances which are being replaced by much costlier wholesale funding. This increase in funding costs continues to outstrip the increases on the yield of interest-earning assets pushing the net interest margin lower.

Net interest income for the nine month period ended September 30, 2023, was $105.0 million compared to $94.7 million for the same period in 2022. The increase in net interest income was driven by the same factors as the third quarter increase. The net interest margin was 2.95% for the nine month period ended September 30, 2023 compared to 3.24% for the same period in 2022. The decline in net interest margin for the nine month period ended September 30, 2023, was also driven by the same factors.

Provision for Credit Losses and Provision for Unfunded Loans. The Company recorded a provision for credit losses and unfunded loans of $243,000 during the third quarter of 2023 compared to a provision for credit losses and unfunded loans of $448,000 for the third quarter of 2022. The allowance for credit losses to total loans was 1.10% at September 30, 2023, compared to 1.12% at December 31, 2022.

The provision for credit losses and unfunded loans was $8.9 million for the first nine months of 2023 compared to a provision for credit losses and unfunded loans of $706 thousand for the first nine months of 2022. Included in the $8.9 million figure is a Day 1 provision for credit losses and provision for unfunded loans under the CECL model of $7.7 million related to the acquisition of Emlenton. There was no Day 1 provision recorded in the first nine months of 2022.

Noninterest Income. Noninterest income totaled $9.8 million for the three months ended September 30, 2023, compared to $8.8 million for the three months ended September 30, 2022. Service charges on deposit accounts have increased by $483,000 in the third quarter of 2023 compared to the third quarter of 2022. The increase is primarily due to the acquisition of Emclaire. Bank owned life insurance income, other mortgage banking fee income and debit card income have also increased in the third quarter of 2023 compared to the third quarter of 2022 due to the Emclaire acquisition. Insurance agency commissions are flat in the third quarter of 2023 compared to the third quarter of 2022 but growth for the year has been solid as growth in the insurance business and increased annuity sales have bolstered income. Security losses in the third quarter of 2023 totaled $624,000 compared to losses of $17,000 in the third quarter of 2022. The Company sold securities during the quarter to improve net interest margin in future periods. Investment commissions are up slightly for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022, as customers have been more interested in the annuities mentioned above as opposed to traditional investment products. Net gains on the sale of loans have increased but are still sluggish due to the high level of interest rates and lack of loan volume.

Noninterest income for the nine month period ended September 30, 2023, was $29.7 million compared to $36.0 million for the same period in 2022. The decline in noninterest income for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to $8.4 million in income from a legal settlement received in 2022. The decline was partially offset by increases in noninterest income categories due to the acquisition of Emlenton.

Noninterest Expense. Noninterest expense was $27.7 million for the quarter ended September 30, 2023, compared to $21.4 million for the quarter ended September 30, 2022. The increase in expense is primarily due to the acquisition of Emclaire. Salaries and employee benefits increased $3.5 million to $14.2 million in the third quarter of 2023 compared to the same period in 2022. The acquisition of Emclaire along with normal raise activity were the primary reasons for the increase. Occupancy and equipment expense increased $782,000 primarily due to the acquisition. FDIC and state and local taxes increased due to the acquisition and the increase in the rate paid for FDIC insurance in 2023. Intangible amortization expense and core processing charges increased due to the acquisition. Merger related costs were $268,000 for the third quarter of 2023 compared to $872,000 in the third quarter of 2022. Other noninterest expense increased due the acquisition and due to the recognition of $785,000 in expense related to the settlement of a lawsuit.

Total noninterest expense was $84.8 million for the nine month period ended September 30, 2023, compared to $73.3 million for the same nine month period in 2022. The increase in expense is primarily due to the Company being larger due to the acquisition of Emlenton. There was also a charitable contribution of $6.0 million to the Farmers Charitable Foundation and $2.1 million in legal costs associated with the legal settlement, as discussed previously. Both of these charges were incurred in the first nine months of 2022 and were not repeated in 2023.

Income Taxes. Income tax expense totaled $2.3 million for the quarter ended September 30, 2023 compared to $3.3 million for the quarter ended September 30, 2022. The decrease was due to the decline in income before income taxes.

Income tax expense totaled $5.6 million for the nine month period ended September 30, 2023, and $9.5 million for the nine month period ended September 30, 2022. This decline is also due to the decline in income before income taxes.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $18.4 million during the first nine months of 2023 from $75.6 million at December 31, 2022 to $93.9 million at September 30, 2023. The increase in the cash balances was primarily due to the Company intentionally holding more cash on its balance sheet and due to the acquisition of Emlenton.

Securities. Securities available-for-sale decreased by $57.3 million to $1.21 billion at September 30, 2023, compared to $1.27 billion at December 31, 2022. The Company had sales and runoff from the portfolio that totaled approximately $130.2 million in the first nine months of 2023. In addition, unrealized losses on the portfolio increased from $266.5 million at December 31, 2022 to $320.0 million at September 30, 2023. Offsetting, the declines was the addition of $127.0 million in available for sale securities from Emlenton.

Loans. Gross loans (excluding loans held for sale) increased to $3.17 billion at September 30, 2023 from $2.40 billion at December 31, 2022. The increase of $763.8 million for the year was primarily driven by the loans acquired from Emlenton which totaled $741.7 million.

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
Nonperforming loans	$18,368	$17,956	$17,959	$14,803	$12,976
Nonperforming loans as a % of total loans	0.58%	0.57%	0.57%	0.62%	0.54%
Loans delinquent 30-89 days	$13,314	$12,321	$10,219	$9,605	$6,659
Loans delinquent 30-89 days as a % of total loans	0.42%	0.39%	0.32%	0.40%	0.28%
Allowance for credit losses	$34,753	$34,957	$36,011	$26,978	$27,282
Allowance for credit losses as a % of total loans	1.10%	1.11%	1.14%	1.12%	1.14%
Allowance for credit losses as a % of nonperforming loans	189.20%	194.68%	200.52%	182.25%	210.25%
Net charge-offs for the quarter	$386	$799	$271	$570	$605
Annualized net charge-offs to average net loans outstanding	0.05%	0.10%	0.03%	0.10%	0.10%
Non-performing assets	$18,522	$18,167	$18,053	$14,876	$13,042
Non-performing assets as a % of total assets	0.37%	0.36%	0.35%	0.36%	0.32%

ASU 2022-02 was adopted on January 1, 2023 and such, non-performing loans balances include prior period TDRs and current period loans that had modifications due to financial difficulty.

The Company's allowance for credit losses increased to $34.8 million for the period ended September 30, 2023 from $27.0 million for the period ended December 31, 2022. This increase was primarily driven by the Day 1 provision for credit losses associated with the acquisition of Emlenton that added $7.5 million to the allowance for credit losses. In addition, the Company also recorded a $1.0 million increase to the allowance for credit losses for the Day 1 reserve for purchase credit deteriorated loans from Emlenton. The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at September 30, 2023, is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Non-performing loans to total loans at September 30, 2023 were 0.58% compared to 0.62% at December 31, 2022. Early stage delinquencies, which are loans 30 - 89 days delinquent, also continue to remain at low levels, at 0.42% of total loans, at September 30, 2023 compared to 0.40% at December 31, 2022. Annualized net charge-offs to average net loans outstanding for the third quarter of 2022 were 0.05% compared to 0.10% for the same quarter in 2022.

Deposits. Total deposits increased to $4.51 billion at September 30, 2023, compared to $3.56 billion at December 31, 2022. This increase was primarily due to the $875.8 million in deposits assumed in the acquisition of Emlenton and an increase in brokered deposits of $116.2 million. The increases were offset somewhat by a decline of $42.1 million in customer deposits. The Company used more brokered deposits in the 3rd quarter of 2023 as they were less expensive than FHLB advances.

Short-term Borrowings. Total short-term borrowing balances declined from $95.0 million at December 31, 2022 to zero at September 30, 2023. This decrease was due to the Company paying down FHLB advances with brokered time deposits.

Total Stockholders' Equity. Total stockholders’ equity increased to $316.0 million at September 30, 2023 from $292.3 million at December 31, 2022. The increase was primarily due to a $59.2 million increase from the share issuance for the acquisition of Emclaire and net income of $35.4 million for the first nine months of 2023. Offsetting the increase was an increase for accumulated other comprehensive loss of $41.7 million and an increase of $10.4 million in treasury stock balances as the Company repurchased 850,799 of its outstanding shares during the first nine months of 2023. In addition, shareholders received $0.17 per share, per quarter, in cash dividends in each of the first three quarter of 2023.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At September 30, 2023 the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 10.37%, total risk-based capital ratio stood at 13.83%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 10.86% and 7.84%, respectively, at September 30, 2023. The Company opted not to phase in, over 3 years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2021. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2023.

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

The Company evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized costs basis (impairment) is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income. Both the ACL and the charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL. The Company has recorded no ACL related to the investment portfolio as of September 30, 2023.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At September 30, 2023, this line of credit totaled $25.0 million of which the Bank had not borrowed against. In addition, the Company has a revolving line of credit with a correspondent bank totaling $5.0 million. There was no balance on this line at September 30, 2023 and December 31, 2022. Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis. As of September 30, 2023, the Bank had no outstanding balances with the FHLB. Additional borrowing capacity at the FHLB was approximately $892.6 million at September 30, 2023. The Company also has access to the Federal Reserve Discount Window, which provides an additional source of funds with the posting of collateral. The Bank views its membership in the FHLB as a solid source of liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $808.2 million at September 30, 2023, and $634.3 million at December 31, 2022. Additionally, the Company committed up to $19.7 million in subscriptions in Small Business Investment Company investments funds. At September 30, 2023, the Company has invested $16.4 million in these funds.

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

Changes In Interest Rate (basis points)	September 30, 2023 Result	December 31, 2022 Result	ALCO Guidelines
Net Interest Income Change
+400	-9.8%	*	-12.5%
+300	-7.8%	-5.4%	-10.0%
+200	-5.3%	-3.6%	-7.5%
+100	-2.9%	-1.8%	-5.0%
-100	2.4%	1.1%	-5.0%
-200	4.4%	1.5%	-10.0%
-300	6.3%	1.6%	-15.0%
-400	6.4%	*	-20.0%
Net Present Value Of Equity Change
+400	-38.5%	*	-12.5%
+300	-29.0%	-20.9%	-10.0%
+200	-19.1%	-13.4%	-7.5%
+100	-9.8%	-6.4%	-5.0%
-100	7.0%	3.9%	-10.0%
-200	10.9%	5.5%	-15.0%
-300	11.4%	4.4%	-20.0%
-400	10.4%	*	-25.0%
* Not calculated for December 31, 2022

The yield curve at September 30, 2023 is very different than that of a year ago. The Federal Open Market Committee, in its intense efforts to diffuse inflation, has raised the discount rate 5.25% throughout the past seven quarters, the fastest pace on record. With the entire curve highly elevated and inverted, asset valuation has declined substantially as evidenced by the 20.9% valuation reserve on the investment portfolio. For interest rate risk modeling purposes, although further rate increases are possible, movement beyond 25 more basis points is doubtful. However, the elevated rates do bring back into play the 400 basis point scenarios, which have not been modeled in recent years. The above table presents results in the up rate scenarios that exceed policy limits for the Economic Value of Equity (“EVE”). This unprecedented outcome was created by the events occurring over the past two years, namely, the massive influx of liquidity in the form of deposits in 2020 and 2021 from government assistance while interest rates were at their lowest; the deployment of those funds at those low rates; and now the usage of those deposits as consumers drain their accounts in this highly inflationary economy and prevent the Company from investing in the higher rates now available. With the EVE model moving rates even higher, it further exacerbates the differential between market rates and book rates, thereby creating the out of policy consequence. To mitigate these results, the Company has prioritized loan growth, while shrinking the investment portfolio, thereby closing the gap between the book rates and market rates. The Company has also utilized wholesale funding in response to deposit shrinkage so as not to incur cost increases on its core deposits.

The remaining results of the simulations indicate that interest rate change results fall within internal limits established by the Company at September 30, 2023 and December 31, 2022. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a defendant in a matter styled Kirt Banister v. Farmers National Bank of Canfield, Case No. 2022-cv-00214, pending in the Court of Common Pleas of Mahoning County, Ohio. The complaint, purportedly brought on behalf of a class consisting of all account holders within the six years preceding the filing of the complaint who were charged more than one NSF fee per item or who were charged an NSF fee on a debit card transaction that was authorized while the account held a positive balance, alleges breach of contract and breach of the duty of good faith and fair dealing and seeks damages in the form of all allegedly unauthorized NSF fees paid by the class. On July 22, 2022, the court denied the Company’s motion to dismiss the claims. Farmers has reached a tentative agreement to settle the matter in its entirety, conditioned on the release of all claims by the participating putative class members and certain other conditions, in an amount not to exceed $785,000, inclusive of all payments to putative class members, attorney fees, and fees and costs associated with claims administration. The tentative agreement will require preliminary and final approval by the court. If the court grants those approvals and the conditions to the settlement are satisfied, the litigation will terminate after payments are made as required by the final approval order.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				497,047
July 1-31	1,073	$12.59	0	497,047
August 1-31	0	0.00	0	497,047
September 1-30	0	0.00	0	497,047
Ending balance	1,073	12.59	0	497,047

There was no treasury stock activity under the program during the three month period ended September 30, 2023. The Company did repurchase 850,799 shares during the first quarter of 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 8, 2023

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 8, 2023

/s/ A. Troy Adair
A. Troy Adair Senior Executive Vice President, Chief Financial Officer and Secretary