Form 10-K
period 2023-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2024-03-07
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

As of June 30, 2023, the estimated aggregate market value of the registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $445.5 million based upon the last sales price as of June 30, 2023 reported on NASDAQ. (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed as admission by the registrant that such person is an affiliate of the registrant).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

As of March 1, 2024, the registrant had outstanding 37,545,864 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2023	III
Annual Meeting of Shareholders

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

PART I

Item 1. Business.

General

Farmers National Banc Corp.

Farmers National Banc Corp. (the “Company,” “Farmers,” “we,” “our” or “us”), is a financial holding company and was organized as a one-bank holding company in 1983 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Amendments to the BHCA in 1999 allowed for a bank holding company to declare itself a financial holding company and thereby engage in financial activities, including securities underwriting and dealing, insurance agency and underwriting activities, and merchant banking activities. The Company made the declaration to become a financial holding company in 2016. For a bank holding company to be eligible to declare itself a financial holding company, all of the depository institution subsidiaries must be well-capitalized and well-managed and have satisfactory or better ratings under the Community Reinvestment Act. The Company operates principally through its wholly-owned subsidiaries, The Farmers National Bank of Canfield (the “Bank” or “Farmers Bank”), Farmers Trust Company (“Farmers Trust”), and Farmers National Captive, Inc. (“Captive”). The Captive was dissolved in November of 2023. Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Investments or “Farmers Investments”) are wholly-owned subsidiaries of the Bank. The Company and its subsidiaries operate in the domestic banking, trust, retirement consulting, insurance and financial management industries.

The Company’s principal business consists of owning and supervising its subsidiaries. Although Farmers directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341. Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.” Farmers’ business activities are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment. For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2023, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

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

The Bank is a full-service national banking association engaged in commercial and retail banking mainly in the northeastern region of Ohio and the western region of Pennsylvania. The Bank’s commercial and retail banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, home equity loans, home equity lines of credit, night depository, safe deposit boxes, money orders, bank checks, automated teller machines, internet banking, travel cards, “E” Bond transactions, brokerage services and other miscellaneous services normally offered by commercial banks.

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2023, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

The Bank faces significant competition in offering financial services to customers. Ohio and Pennsylvania have a high density of financial service providers, many of which are significantly larger institutions that have greater financial resources than the Bank, and all of which are competitors to varying degrees. Competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. Additional competition for deposits comes from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

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

Farmers National Captive, Inc.

Captive was formed during 2016 and operated until November 20, 2023 when the Company dissolved the entity. During its operation Captive was a wholly-owned insurance subsidiary of the Company that provided property and casualty insurance coverage to the Company and its subsidiaries. The Captive pooled resources with similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not available or economically feasible. Captive did not account for a material portion of revenue and, therefore, will not be discussed individually, but as part of the Company.

Farmers National Insurance, LLC

Farmers Insurance was formed during 2009 and offers a variety of insurance products through licensed representatives. During 2022, Farmers Insurance acquired substantially all of the assets, in a cash transaction, of Randy L. Jones Agency, Inc., doing business as Champion Insurance. During 2016, the Bank completed the acquisition of the Bowers Insurance Agency, Inc. (“Bowers”). The transaction involved both cash and stock. All activity has been merged into Farmers Insurance. Farmers Insurance is a subsidiary of Farmers Bank and does not account for a material portion of revenue and, therefore, will not be discussed individually, but as part of the Bank.

Farmers of Canfield Investment Company

Farmers Investments was formed during 2014, with the primary purpose of investing in municipal securities. Farmers Investments is a subsidiary of Farmers Bank and does not account for a material portion of revenue and, therefore, will not be discussed individually, but as part of the Bank.

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

Human Capital

Our core values of Integrity, Respect, Diligence, Stewardship, Commitment, Relationships and Performance represent our belief that our long-term success is closely tied to having a dedicated and engaged workforce. We are committed to attracting, developing, and retaining associates who reflect the communities in which we serve. As of December 31, 2023, Farmers and its subsidiaries had 666 full-time equivalent employees. The market for top talent is highly competitive, and we recognize that workforce turnover is not only financially costly, but also is not aligned with our commitment to our team. Farmers is committed to supporting a high performing, collaborative culture that provides the foundation to attract and retain the best associates in banking. By investing in our team, we also invest in our financial future. We offer all of our associates a comprehensive benefits package that includes medical, dental and vision insurance, a flexible spending plan, prescription drug coverage, group life insurance, short-term and long-term disability insurance, a traditional 401(k) Plan, a Roth IRA plan, competitive paid time off/paid holidays, competitive incentives, an annual Profit Sharing Plan and an Employee Stock Purchase Plan.

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

A new compliant clawback policy was approved by the Board of Directors on September 26, 2023. See Exhibit 97.1 for the policy relating to recovery of erroneously awarded compensation.

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

In November 2021, the federal bank regulatory agencies issued a final rules, that became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity or availability of information or the information system occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determine a computer-security incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a computer-security incident that has occurred, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

The Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, requires certain covered entities to report a covered incident to the U.S. Department of Homeland Security's Cybersecurity & Infrastructure Security Agency ("CISA") within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

The SEC adopted a new rule on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure by Public Companies in 2023, which applies to all public companies subject to the reporting requirements of the Securities Exchange Act of 1934 and requires disclosure of material cybersecurity incidents in Current Reports on Form 8-K and periodic disclosure of cybersecurity risk management, strategy, and governance in annual reports in Annual Reports on Form 10-K.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations and many states have recently implemented or modified their data breach notification and data privacy requirements. The Company expects this trend of state-level cybersecurity regulatory activity to continue, and continues to monitor these developments.

In the ordinary course of its business, the Bank relies on electronic communications and information systems to conduct its operations and to store sensitive data, and employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding these defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While the Bank has not, to date, detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Bank’s systems and those of its customers and third-party service providers are under constant threat and it is possible that we could experience a future significant event. The Bank expects risks and exposures related to cybersecurity attacks to remain high for the foreseeable future. For further discussion of risks related to cybersecurity, see “Item 1A Risk Factors.” See also the Company’s disclosures regarding risk management, strategy, governance and incident disclosure under Item 1C."

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

Information About Our Executive Officers

The names, ages and positions of Farmers’ executive officers as of March 1, 2024:

Name	Age	Title
Troy Adair	57	Executive Vice President, Secretary and Treasurer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank
Kevin J. Helmick	52	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	54	Executive Vice President and Chief Information Officer of Farmers Bank
Michael E. Matuszak	56	Senior Executive Vice President and Chief Operating Officer of Farmers Bank
Mark A. Nicastro	53	Executive Vice President and Chief Human Resources Officer of Farmers Bank
Michael Oberhaus	47	Executive Vice President and Chief Risk Officer of Farmers Bank
Joseph W. Sabat	63	Senior Vice President and Chief Accounting Officer of Farmers Bank
Timothy F. Shaffer	62	Senior Executive Vice President and Chief Credit Officer of Farmers Bank
Amber Wallace Soukenik	58	Senior Executive Vice President and Chief Retail/Marketing Officer of Farmers Bank
Mark J. Wenick	64	Senior Executive Vice President and Chief Wealth Management Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Adair has served as Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank since August 2021 when he replaced Carl Culp, the former Chief Financial Officer, who retired. Mr. Adair joined Farmers in June of 2021 as Executive Vice President of Finance. Prior to that time, Mr. Adair was the treasurer of Home Savings Bank/Premier Bank from February 2016 through June of 2021 and Director of Risk Management from February of 2002 to February of 2016. Mr. Adair has 36 years of experience in finance and accounting in the banking industry.

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013. Prior to becoming President, Mr. Helmick was Secretary of Farmers and Executive Vice President – Wealth Management and Retail Services of Farmers Bank since January 2012. Mr. Helmick has been with the Company for 29 years and has a retail and investment background, including an MBA and CFP designation. From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Farmers Investments. In 2008, Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of the retail investment area of Farmers Bank, Farmers Insurance, and all branch sales and operational functions.

Mr. Jackson is the Executive Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009. Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993. He has over 30 years of experience in the IT field. Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Executive Vice President and Chief Human Resources Officer of Farmers Bank. Mr. Nicastro was appointed to that position in 2017 and previously served as Director of Human Resources since joining Farmers in July 2009. Prior to that, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007. Mr. Nicastro has an MBA, and has more than 25 years of experience in Human Resource Management from both large multi-national banks and regional community banks. He was appointed as an executive officer in 2012.

Mr. Matuszak is the Senior Executive Vice President, Chief Operating Officer of Farmers Bank, a position he has held since December of 2022. Most recently, Mr. Matuszak served as the Vice President, Cloud Services with Wellmark Blue Cross Blue Shield for 6 years, becoming Vice President, Cloud Services and CISO n 2019. Mr. Matuszak has more than 25 years of experience in operations, facilities, cybersecurity and software development throughout the financial services, insurance and healthcare industries. He also holds certifications in Six Sigma and ITIL and a master’s degree in technical communications.

Mr. Oberhaus is currently the Executive Vice President and Chief Risk Officer of Farmers Bank. Mr. Oberhaus joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015 as the company’s Enterprise Risk Manager. Prior to the merger Mr. Oberhaus served as the SVP and Chief Risk Officer of First National Bank of Orrville and brings more than 25 years of experience in banking.

Mr. Sabat is the Senior Vice President and Chief Accounting Officer of Farmers Bank. Mr. Sabat was appointed to that position in June 2021 and previously served as Controller of Farmers Bank since April 2006. Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm. Mr. Sabat has 28 years of experience in the accounting, finance and auditing fields. He is a certified public accountant and was appointed as an executive officer in 2012.

Mr. Shaffer serves as Senior Executive Vice President and Chief Credit Officer and has held that title since February of 2021. Previously, Mr. Shaffer served as Regional President and held that title from July of 2015 through 2020. Mr. Shaffer also served as the Director of Commercial Banking & Private Client Services. In October of 2011, Mr. Shaffer joined Farmers Bank as the Commercial Lending Manager, overseeing commercial lending, small business lending and treasury management. Mr. Shaffer has over 34 years of Banking and Lending experience in the Mahoning Valley market. Mr. Shaffer was appointed as an executive officer in 2014.

Ms. Wallace Soukenik has served as Senior Executive Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013. In August 2008, Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing. She has 33 years of experience in the marketing field. Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital. She was appointed as an executive officer in 2012.

Mr. Wenick is Senior Executive Vice President and Chief Wealth Management Officer of Farmers Bank. Prior to coming to Farmers National Bank in 2017, Mr. Wenick was regional president of Chemical Bank for 3 years. Prior to that, Mr. Wenick spent 5 years in local bank investment and trust positions. He brings more than 40 years of financial expertise in the area of wealth management.

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

Risks Relating to General Economic and Market Conditions

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

The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. The unrest in Israel and the Middle East could escalate and cause financial market volatility. In addition, the ongoing invasion of Ukraine by Russian military forces that began in early 2022 resulted in significant market and other disruptions, including volatility of commodity prices and supply of energy, food, and other commodities. Trade negotiations between the U.S. and other nations remain uncertain as the extent and duration of this military conflict and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

The economic impact of a pandemic could adversely affect our business, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVlD-19, may negatively impact global, national and local economies, which in turn may disrupt the businesses, activities, and operations of our customers, as well as our business and operations.

Adverse changes in the ability or willingness of our customers to meet their repayment obligations to the Company could adversely impact our liquidity, financial condition and results of operations.

Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations, and our ability to collect on loans depends on the willingness and repayment ability of our customers. Adverse changes in the ability or willingness of a significant portion of our customers to repay their obligations to the Company, whether due to changes in general economic, political or social conditions including the results of national, state or local elections, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, prolonged public health crisis or a pandemic, such as COVID-19, or other causes, or events affecting our customers such as unemployment, major medical expenses, bankruptcy, divorce or death, could have a material effect on our liquidity, financial condition and results of operations.

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

Inflation may adversely impact our business and our customers.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Treasury Department, FDIC and Federal Reserve Board have announced a program to provide up to $25.0 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Treasury Department, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

Our financial condition, results of operation, and stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions.

The bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California, and the decision of Silvergate Bank in California to voluntarily liquidate its assets and wind down operations, each of which occurred during the first and second quarters of 2023, caused uncertainty in the investor community and negative confidence among bank customers generally.

While we do not believe that the circumstances of these banks' failures and liquidations are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the financial services industry, including us. These bank failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions, which in turn led to a greater focus by institutions, investors, and regulators on the on-balance sheet liquidity of and funding sources for financial institutions and the composition of its deposits. Notwithstanding, our efforts to promote deposit insurance coverage with our customers and otherwise effectively manage our liquidity, deposit portfolio retention, and other related matters, our financial condition, results of operation, and stock price may be adversely affected by future negative events within the banking sector and adverse customer or investor responses to such events.

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

We have limited exposure to LIBOR, with total exposure as of December 31, 2023 of approximately $1.5 million. We do not believe the change to a benchmark like SOFR will have a material impact on our financial condition, results of operations or cash flows.

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

As of December 31, 2023, a majority of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans.

Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Our business depends significantly on general economic conditions in northeastern Ohio and western Pennsylvania. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in the regions we serve or by changes in the local real estate markets. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism or other factors beyond our control could have an adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2023, approximately 12.7% of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

The accounting guidance under the CECL model requires banks to record, at the time of origination, credit losses expected throughout the life of financial assets measured at amortized cost, including loan receivables, debt securities and reinsurance receivables, and off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in leases recognized by a lessor. Under the CECL model, we are required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions we use in the CECL model prove to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations.

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

Furthermore, a pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses are forced to close or operate at reduced capacities, the impact on the national economy could worsen, or more clients draw on their lines of credit or seek additional loans to help finance their businesses. Small and mid-sized businesses make up a significant portion of our commercial loan portfolio and are particularly vulnerable to adverse financial effects of a pandemic due to their increased reliance on continuing cash flow to fund day-to-day operations. Although federal government programs such as the Paycheck Protection Program (“PPP”) that were designed to support individuals, households and businesses impacted by the economic disruptions caused by the COVID-19 pandemic were to provide relief to these types of businesses, there can be no assurance that these programs will succeed. As of December 31, 2023, we hold and service a non material balance of PPP loans. While a large number of our PPP borrowers have applied for and received full or partial forgiveness of their loan obligations, we still have credit risk on the remaining PPP loans in the event that a determination is made by the SBA that there is a deficiency in the manner in which a loan was originated, funded or serviced, including any issue with the eligibility of a borrower to receive funding. In such a case, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the SBA has already paid under the guaranty, seek recovery of any related loss from us.

We are subject to certain risks with respect to liquidity.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits – savings and money market accounts, time deposits less than $250 thousand and demand deposits—comprised approximately 93.3% of total deposits at December 31, 2023. Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $214.3 million at December 31, 2023. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

We completed the acquisition of Emclaire on January 1, 2023. The successful integration of this acquisition depends on our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses. Potential difficulties we may encounter as part of the integration process include the following:

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

Item 1C. Cybersecurity

The Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, requires certain covered entities to report a covered incident to the U.S. Department of Homeland Security's Cybersecurity & Infrastructure Security Agency ("CISA") within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

The SEC adopted a new rule on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure by Public Companies in 2023, which applies to all public companies subject to the reporting requirements of the Securities Exchange Act of 1934 and requires disclosure of material cybersecurity incidents in Current Reports on Form 8-K and periodic disclosure of cybersecurity risk management, strategy, and governance in annual reports in Annual Reports on Form 10-K.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations and many states have recently implemented or modified their data breach notification and data privacy requirements. The Company expects this trend of state-level cybersecurity regulatory activity to continue, and continues to monitor these developments.

In the ordinary course of its business, the Bank relies on electronic communications and information systems to conduct its operations and to store sensitive data, and employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding these defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While the Bank has not, to date, detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Bank’s systems and those of its customers and third-party service providers are under constant threat and it is possible that we could experience a future significant event. The Bank expects risks and exposures related to cybersecurity attacks to remain high for the foreseeable future. For further discussion of risks related to cybersecurity, see “Item 1A Risk Factors.” See also the Company’s disclosures regarding risk management, strategy, governance and incident disclosure under Item 1C.

Item 2. Properties.

At December 31, 2023, the Company conducted its business from its main office at 20 and 30 South Broad Street, Canfield, Ohio and 64 full-service banking centers and 3 stand-alone loan production offices located in northeast Ohio and western Pennsylvania. Farmers Trust operates five offices in northeast Ohio and Farmers Insurance operates two offices. Farmers also has a back-office operations facility located in Niles, Ohio. See Note 8 to the Consolidated Financial Statements for additional information.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market. Farmers had approximately 4,097 holders of record of common shares at March 1, 2024. The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Certain limitations and restrictions on the ability of Farmers to continue to pay quarterly dividends are described under the caption “Capital Resources” in Item 7 of this Part II, and under the caption “Dividends and Transactions with Affiliates” in Item 1 of Part I.

Quarter Ended	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
High	$15.08	$13.31	$14.25	$14.72
Low	$11.56	$10.82	$11.25	$10.38
Cash dividends paid per share	$0.17	$0.17	$0.17	$0.17

Quarter Ended	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
High	$20.00	$17.28	$15.69	$15.46
Low	$16.19	$14.47	$13.06	$12.41
Cash dividends paid per share	$0.16	$0.16	$0.16	$0.17

The following table provides information regarding the Company's purchases of its common shares during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				497,047
October	0	$0	0	497,047
November	4,766	12.16	0	497,047
December	437	14.09	0	497,047
Ending balance	5,203	$12.32	0	497,047

On July 30, 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions. No shares were repurchased in 2022. Shares totaling 10,851 were repurchased during 2021. During the first two months of 2023, 347,846 shares were repurchased under this plan.

On March 1, 2023, the Company announced that its Board of Directors authorized the purchase of up to 1,000,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions. This 2023 Repurchase Program supersedes the Company’s prior share repurchase program discussed above. The 2023 Repurchase Program may be modified, suspended or terminated by the Company at any time. During 2023, shares totaling 502,953 were repurchased under this plan. There were 497,047 shares left to repurchase under this plan at December 31, 2023.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2023, 2022 and 2021. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

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
•
the length and extent of the continued economic impacts of the COVID-19 pandemic;
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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022.

The Company recorded net income of $49.9 million for the year ended December 31, 2023, compared to $60.6 million for the year ended December 31, 2022. The Company reported $1.33 per diluted common share in 2023 compared to $1.79 per diluted common share in 2022. The results for 2023 include a full year of income and expense from the Emclaire acquisition which closed on January 1, 2023.

Net Interest Income

The Company recognized net interest income of $137.8 million for the twelve months ended December 31, 2023, compared to $124.2 million for the twelve months ended December 31, 2022. The tax-equivalent net interest margin declined from 3.18% for 2022 to 2.91% for the year ended December 31, 2023. The margin declined due to increased funding costs associated with the Federal Reserve's aggressive rate increases in 2022 and 2023 along with an inverted U.S treasury yield curve which caused deposit funding costs to rise faster than the yields being earned on loans and securities.

Total interest income increased $71.2 million from $142.1 million in 2022 to $213.3 million for the twelve months ended December 31, 2023. The increase was primarily due to an increase in the average balance of loans and securities from the acquisition of Emclaire. In addition, the yields received on the various categories of earning assets increased year over year due to rising rates being received.

Interest income on loans increased to $171.8 million for the year ended December 31, 2023, compared to $107.8 million for the year ended December 31, 2022. This increase was due to the average loan balances increasing $797.1 in 2023 primarily due to the acquisition of Emclaire. The yield on loans increased to 5.46% in 2023 from 4.58% in 2022.

Income on taxable securities increased by $5.4 million in 2023 due to the average balance being higher by $61.6 million. Yields on taxable securities were also higher by 36 basis points ("bp") in 2023 compared to 2022. The increased balance was due to the Emclaire acquisition. Income on tax exempt securities decreased $1.7 million in 2023 as the average balance of this category declined $46.3 million and the yield on the portfolio declined by 4 bp year over year.

The income on federal funds sold and other interest income increased by $1.8 million in 2023 compared to 2022 primarily due to an increase of 239 bp in the yield on the portfolio. This portfolio is heavily impacted by the actions of the Federal Reserve.

Interest expense increased $57.6 million in 2023 compared to 2022 due to an increase of $766.2 million in the volume of interest-bearing liabilities and an increase in the rates paid on deposits and borrowings of 148 bp year over year. The increase in the volume of interest-bearing liabilities was due to the merger with Emclaire while the increase in rates paid was due to the higher interest rate environment that existed in 2023 compared to 2022. The average balance of interest-bearing deposits increased $660.5 million in 2023 primarily due to the Emclaire acquisition while the cost of interest-bearing deposits increased by 141 bp year over year. Interest expense related to interest-bearing deposits was $63.1 million in 2023 compared to $13.1 million in 2022.

Interest expense on short-term borrowings was $8.4 million in 2023 compared to $1.4 million in 2022. The increase was due to the increased usage of short term borrowings and an increase in the cost of those borrowings due to the Federal Reserve increasing the fed funds rate. Interest on long-term borrowings increased to $4.1 million in 2023 from $3.4 million in 2022. This increase was primarily due to the increased cost of some of the long term borrowings that are tied to variable rates and which continued to increase in 2023.

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2023			2022			2021
	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (2)	$3,155,858	$172,161	5.46%	$2,358,724	$108,100	4.58%	$2,041,347	$95,180	4.66%
Taxable securities	1,143,547	26,231	2.29	1,081,966	20,843	1.93	617,475	11,399	1.85
Tax-exempt securities (1)	419,557	13,283	3.17	465,855	14,952	3.21	348,627	12,027	3.45
Other investments	39,559	1,986	5.02	33,153	871	2.63	21,912	498	2.27
Federal funds sold and other cash	74,950	2,476	3.30	76,253	684	0.90	180,718	200	0.11
Total earning assets	4,833,471	216,137	4.47	4,015,951	145,450	3.62	3,210,079	119,304	3.72

NONEARNING ASSETS

Noninterest-earning assets	205,683			128,757			195,805	195,805
Total Assets	$5,039,154			$4,144,708			$3,405,884

INTEREST-BEARING LIABILITIES

Time deposits	$654,717	$19,462	2.97%	$360,687	$3,044	0.84%	$393,039	$3,652	0.93%
Brokered time deposits	132,895	6,204	4.67	56,965	1,240	2.18	11,737	75	0.64
Savings deposits	1,113,561	9,899	0.89	846,418	1,352	0.16	569,179	712	0.13
Demand deposits - interest bearing	1,415,425	27,541	1.95	1,392,058	7,449	0.54	1,240,014	2,336	0.19
Short term borrowings	160,964	8,357	5.19	55,668	1,408	2.53	3,957	11	0.28
Long term borrowings	88,439	4,086	4.62	87,972	3,427	3.90	70,057	1,683	2.40
Total Interest-Bearing Liabilities	3,566,001	75,549	2.12	2,799,768	17,920	0.64	2,287,983	8,469	0.37

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits - noninterest bearing	1,065,389			959,294			714,978
Other Liabilities	50,302			34,180			23,498
Stockholders' equity	357,462			351,466			379,425
Total Liabilities and
Stockholders' Equity	$5,039,154			$4,144,708			$3,405,884

Net interest income and interest rate spread		$140,588	2.35%		$127,530	2.98%		$110,835	3.35%

Net interest margin			2.91%			3.18%			3.45%
(1)
Interest on certain tax-exempt loans and tax-exempt securities in 2023, 2022 and 2021 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.
(2)
Nonaccrual loans are included in the average balance totals.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2023 change from 2022			2022 change from 2021
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$64,061	$36,533	$27,528	$12,920	$14,798	$(1,878)
Taxable securities	5,388	1,186	4,202	9,444	8,575	869
Tax-exempt securities	(1,669)	(1,486)	(183)	2,925	4,044	(1,119)
Other investments	1,115	168	947	373	255	118
Funds sold and other cash	1,792	(12)	1,804	484	(116)	600
Total interest income	$70,687	$36,389	$34,298	$26,146	$27,556	$(1,410)

Interest Expense
Time deposits	$16,418	$2,481	$13,937	$(608)	$(301)	$(307)
Brokered time deposits	4,964	1,653	3,311	1,165	289	876
Savings deposits	8,547	427	8,120	640	347	293
Demand deposits	20,092	125	19,967	5,113	286	4,827
Short term borrowings	6,949	2,663	4,286	1,397	144	1,253
Long term borrowings	659	18	641	1,744	430	1,314
Total interest expense	$57,629	$7,367	$50,262	$9,451	$1,195	$8,256

Increase (decrease) in tax equivalent net interest income	$13,058	$29,022	$(15,964)	$16,695	$26,361	$(9,666)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Noninterest Income

Noninterest income declined to $41.9 million for the year ended December 31, 2023 compared to $44.2 million for the year ended December 31, 2022. The major categories of noninterest income are discussed below.

Service charges on deposit accounts totaled $6.3 million in 2023 compared to $4.7 million in 2022. The increase was due to the acquisition of Emclaire.

Bank owned life insurance income increased by $632,000 to $2.4 million for the twelve months ended December 31, 2023, compared to $1.8 million for the twelve months ended December 31, 2022. The increase was due to the addition of Emclaire offset by a decline of $79,000 on the proceeds from death benefits received from the policies.

Trust fees increased to $10.1 million in 2023 from $9.6 million in 2022. The trust business continued to expand in 2023 as the Company added revenue producers in the new Pennsylvania markets.

Insurance agency commissions increased by $1.0 million to $5.4 million in 2023 from $4.4 million in 2022. The increase was driven by better margins in the insurance industry in 2023 along with increased sales of annuity products as rates on these products were very attractive to customers. Investment commissions declined slightly to $2.0 million in 2023 from $2.2 million in 2022. This line of business was down due to the heavy demand for annuities in lieu of traditional investment products.

The net gains on the sale of loans increased by $329,000 between 2022 and 2023. The primary reason for this increase was the sale of nonaccrual commercial loans that generated a gain of $915,000 in 2023 offset by lower gain on sale figures on the sale of 1-4 family mortgage loans. Mortgage volume continues to be negatively impacted by the higher interest rate environment and the lack of supply of homes for sale.

Other mortgage banking income was up $420,000 in 2023 compared to 2022. The increase was driven by slower prepayment speeds on the mortgage servicing portfolio in 2023 due to the higher level of interest rates.

Debit card fees increased to $7.1 million in 2023 compared to $5.8 million in 2022. The increase was primarily due to the addition of Emclaire.

The Company recorded an $8.4 million gain related to a legal settlement in 2022. No gain was recorded in 2023.

Other operating income increased by $495,000 to $4.5 million for the twelve months ended December 31, 2023, from $4.0 million for the twelve months ended December 31, 2022. This increase was primarily due to increased non recurring income associated with recoveries on Emclaire and Cortland loans that were charged off prior to acquisition. This increase was offset by lower SBIC income in 2023 compared to 2022.

Noninterest Expenses

Noninterest expense totaled $111.8 million for the twelve months ended December 31, 2023 compared to $94.4 million for the twelve months ended December 31, 2022. The increase is primarily due to the merger with Emclaire and normal increases in operating expenses.

Salaries and employee benefits increased to $57.4 million for the year ended December 31, 2023, an increase of $12.4 million, from $45.0 million for the year ended December 31, 2022. This increase was primarily due to the Company having a higher level of employees due to the addition of Emclaire along with normal raise activity.

Occupancy and equipment expense increased by $4.0 million to $15.4 million for the twelve months ended December 31, 2023 compared to $11.4 million for the twelve months ended December 31, 2022. The increase was due to the higher level of depreciation and facilities maintenance costs associated with the additional Emclaire properties.

FDIC insurance and state and local taxes increased to $5.8 million in 2023 from $4.0 million in 2022. The Emclaire acquisition along with higher FDIC assessment rates in 2023 drove the increase.

Professional fees decreased by $1.7 million in 2023 to $4.4 million from $6.1 million for the twelve months ended December 31, 2022. The decrease was due to legal expenses associated with the legal settlement income in 2022 discussed above that did not reoccur in 2023. This amounted to approximately $2.1 million of additional expense in 2022 compared to 2023. Offsetting this somewhat was additional expense associated with the Emclaire acquisition.

Merger related costs increased to $5.5 million in 2023 from $4.1 million in 2022. This increase was due to the acquisition of Emclaire at the beginning of 2023.

Intangible amortization expense increased by $1.4 million in 2023 to $3.4 million compared to $2.0 million for the year ended December 31, 2022. The increase was primarily driven by the acquisition of Emclaire.

Core processing charges increased to $4.6 million in 2023 compared to $3.3 million in 2022. The increase was due to the acquisition of Emclaire.

An additional, special charitable donation of $6.0 million was made during 2022 with no such contribution made in 2023. The donation was made possible in 2022 by the $8.4 million legal settlement income discussed above.

Other operating expenses increased by $2.8 million to $13.4 million in 2023 compared to $10.6 million in 2022. The increase was primarily due to the acquisition of Emclaire but 2023 also included $785,000 for the settlement of a lawsuit whereas 2022 did not have any of this expense.

Income Taxes

Income tax expense decreased to $8.8 million for the year ended December 31, 2023, from $12.2 million for the year ended December 31, 2022. The decrease was primarily due to a $14.1 million decrease in income before income taxes. Income taxes are computed using the appropriate effective tax rates for each period. The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income. The effective income tax rate was 14.9% in 2023 and 16.8% for 2022. Refer to Note 18 to the consolidated financial statements for additional information regarding the effective tax rate.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021.

The Company reported net income of $60.6 million for the year ended December 31, 2022, compared to $51.8 million for the year ended December 31, 2021. The Company reported $1.79 per diluted common share in 2022 compared $1.77 per diluted common share in 2021. The results for 2022 include a full year of income and expense from Cortland compared to two months in 2021.

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

Years Ended December 31,	2023		2022		2021		2020		2019
Commercial Real Estate	$1,334,600	41.6%	$1,026,822	42.6%	$1,010,674	43.3%	$712,818	34.3%	$615,521	34.0%
Commercial	347,819	10.9	294,406	12.2	312,532	13.4	401,003	19.3	255,458	14.1
Residential Real Estate	986,032	30.8	607,557	25.3	580,242	24.9	523,340	25.2	499,301	27.6
Consumer	267,875	8.4	228,794	9.5	195,343	8.4	208,842	10.0	214,998	11.9
Agricultural	261,801	8.2	247,171	10.3	232,291	10.0	232,041	11.1	226,261	12.4
Total Loans	$3,198,127	100.0%	$2,404,750	100.0%	$2,331,082	100.0%	$2,078,044	100.0%	$1,811,539	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for loans listed above as of December 31, 2023:

Types of Loans	1 Year or less	1 to 5 Years	5 to 15 Years	Over 15 Years
Commercial	$40,494	$162,646	$92,343	$52,336
Commercial Real Estate	$104,853	$416,506	$695,711	$117,530
Residential Real Estate	$4,413	$53,654	$239,594	$688,371
Consumer	$4,030	$105,730	$125,574	$32,541
Agricultural	$3,204	$32,813	$54,089	$171,695

The amounts of loans as of December 31, 2023, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$74,389	$1,455,807	$1,530,196
Fixed Rates of Interest	82,605	1,585,326	1,667,931
Total Loans	$156,994	$3,041,133	$3,198,127

Total loans were $3.20 billion at year-end 2023, compared to $2.40 billion at year-end 2022, an increase of $793.4 million. The acquisition of Emclaire accounted for $740.7 million of the increase with organic growth representing the remainder. Loans comprised 65.3% of the Bank’s average earning assets in 2023, compared to 58.7% in 2022. The product mix in the loan portfolio includes commercial real estate loans 41.6%, commercial loans comprising 10.9%, residential real estate loans 30.8%, consumer loans 8.4% and agricultural loans 8.2% at December 31, 2023, compared with 42.6%, 12.2%, 25.3%, 9.5% and 10.3%, respectively, at December 31, 2022.

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

Commercial real estate loans increased to $1.33 billion at December 31, 2023 from $1.03 billion at December 31, 2022. The acquisition of Emclaire was responsible for approximately $262.2 million of this increase. The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate. These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers.

Residential real estate mortgage loans increased from $607.6 million at December 31, 2022, to $986.0 million at December 31, 2023. The majority of this increase was due to the acquisition of Emclaire. Farmers originated both fixed rate and adjustable rate mortgages during 2023. Fixed rate terms are offered with terms between fifteen and thirty years while adjustable rate products are offered with maturities up to thirty years. The Company sells all fixed rate loans that are secondary market eligible.

Commercial loans at December 31, 2022, were $294.4 million compared to $347.8 million at December 31, 2023 with the increase due to the Emclaire acquisition. The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank. The mix is diverse, covering a wide range of borrowers, business types and local municipalities. The Bank monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Agricultural loans increased from $247.2 million in 2022 to $261.8 million in 2023, an increase of $14.6 million. The Company’s agricultural loan portfolio contains a diverse mix of dairy, crops, land, poultry and cattle loans.

Consumer loans increased from $228.8 million at December 31, 2022, to $267.9 million at December 31, 2023. The consumer loan portfolio includes indirect auto loans, 1-4 family home equity lines of credit and other consumer loan products.

Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for 2023. During 2023, 2022 and 2021 the Company used the CECL methodology while the incurred loss methodology was used in prior years:

Years Ended December 31,	2023	2022	2021	2020	2019
Balance at Beginning of Year	$26,978	$29,386	$22,144	$14,487	$13,592
Charge-Offs:
Commercial Real Estate	(349)	(300)	(70)	(122)	(45)
Commercial	(1,272)	(2,042)	(388)	(412)	(200)
Residential Real Estate	(384)	(92)	(297)	(172)	(400)
Consumer	(932)	(870)	(912)	(1,347)	(1,702)
Total Charge-Offs	(2,937)	(3,304)	(1,667)	(2,053)	(2,347)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	1	3	33	31	4
Commercial	103	75	199	11	13
Residential Real Estate	81	89	162	85	58
Consumer	496	479	411	483	717
Total Recoveries	681	646	805	610	792
Net Charge-Offs	(2,256)	(2,658)	(862)	(1,443)	(1,555)
Impact of CECL adoption	0	0	2,160	0	0
Provision For Credit Losses and Day One Purchase entry	9,718	250	5,944	9,100	2,450
Balance at End of Year	$34,440	$26,978	$29,386	$22,144	$14,487
Ratio of Net Commercial Real Estate Charge-offs To Average Loans Outstanding	0.01%	0.01%	0.00%	0.00%	0.00%
Ratio of Net Commercial Charge-offs To Average Loans Outstanding	0.04%	0.08%	0.01%	0.02%	0.01%
Ratio of Net Residential Real Estate Charge-offs To Average Loans Outstanding	0.01%	0.00%	0.01%	0.00%	0.02%
Ratio of Net Consumer Charge-offs To Average Loans Outstanding	0.01%	0.02%	0.02%	0.04%	0.06%
Allowance for Credit Losses/Total Loans	1.08	1.12	1.26	1.07	0.80

The provision for credit losses, which includes the provision for unfunded commitments, and the day one purchase entry for the Emclaire loans amounted to $9.2 million in 2023, compared to $1.1 million in 2022. The increased figure for the current year was mainly a result of the day one purchase entry associated with the acquisition of Emclaire.

The Company adopted ASU 2016-13 in 2021, to calculate the allowance for credit losses (“ACL”) which requires estimating credit losses over the life of the credits. The ACL is adjusted through the provision for credit losses and reduced by net charge offs of loans. Although the Company has a diversified loan portfolio, the credit risk in the loan portfolio is largely influenced by general economic conditions and trends of the counties and markets in which the debtors operate, and the resulting impact on the operations of borrowers or on the value of any underlying collateral.

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

The probability of default (“PD”) portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, or is partially or wholly, charged-off. Typically, a one-year time period is used to asses PD. PD can be measured and applied using various risk criteria. Risk rating is one common way to apply PDs. Loss given default (“LGD”) is to determine the percentage of loss by facility or collateral type. LGD estimates can sometimes be driven, or influenced, by product type, industry or geography. The Company uses PD/LGD primarily for commercial loan portfolios.

Net charge-offs for the year ended December 31, 2023, were $2.3 million, compared to $2.7 million for the year ended December 31, 2022. The allowance for credit losses to total loans decreased to 1.08% at December 31, 2023, compared to 1.12% at December 31, 2022. Nonperforming loans to total loans decreased from 0.62% at December 31, 2022 to 0.47% at December 31, 2023.

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

The allowance for credit losses increased to $34.4 million at December 31, 2023, compared to $27.0 million at December 31, 2022. The increase was primarily due to the day one purchase entry for the acquisition of Emclaire's loans.

Typically, commercial and commercial real estate loans are identified as collateral dependent when they become ninety days past due, or earlier if management believes it is probable that the Company will not collect all amounts due under the terms of the loan agreement. When Farmers identifies a loan and concludes that the loan is collateral dependent, Farmers performs an internal collateral valuation as an interim measure. Farmers typically obtains an external appraisal to validate its internal collateral valuation as soon as is practical and adjusts the associated loss reserve, if necessary.

The following table summarizes the Company’s nonperforming loans and nonperforming assets for the years ending 2019 through 2023:

Nonperforming Assets
December 31,	2023	2022	2021	2020	2019
Nonaccrual loans:
Commercial Real Estate	$5,852	$4,057	$3,004	$389	$108
Commercial	1,802	3,840	7,190	3,789	1,169
Residential Real Estate	3,807	3,438	4,280	5,783	2,801
Consumer	461	494	682	864	858
Agricultural	2,486	2,482	314	680	542
Total Nonaccrual Loans	$14,408	$14,311	$15,470	$11,505	$5,478
Loans Past Due 90 Days or More	655	492	725	2,330	867
Total Nonperforming Loans	$15,063	$14,803	$16,195	$13,835	$6,345
Repossessed assets	166	73	0	0	0
Total Nonperforming Assets	$15,229	$14,876	$16,195	$13,835	$6,345

Percentage of Nonperforming Loans to Total Loans	0.47%	0.62%	0.69%	0.67%	0.35%
Percentage of Nonperforming Assets to Total Assets	0.30%	0.36%	0.39%	0.45%	0.26%
Loans Delinquent 30-89 days	$16,705	$9,605	$8,891	$9,297	$11,893
Percentage of Loans Delinquent 30-89 days to Total Loans	0.52%	0.40%	0.38%	0.45%	0.66%
Percentage of Nonaccrual Loans to Total Loans	0.45%	0.60%	0.66%	0.55%	0.30%
Percentage of Allowance for Credit Losses to Nonaccrual Loans	239.03%	188.51%	189.94%	192.49%	264.41%

The following table summarizes the Company’s allocation of the allowance for credit losses for under CECL for 2023, 2022 and 2021 and the allowance for loan losses for prior years:

December 31,	2023		2022		2021		2020		2019
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial Real Estate	$18,150	48.1%	$14,840	50.5%	$15,879	51.0%	$10,775	43.1%	$6,127	43.6%
Commercial	5,086	12.6	4,186	14.6	4,949	15.7	5,022	21.6	2,443	16.9
Residential Real Estate	6,917	30.8	4,374	25.3	4,870	24.9	3,684	25.2	3,032	27.6
Consumer	4,287	8.5	3,578	9.6	3,688	8.4	2,663	10.0	2,885	11.9
	$34,440	100.0%	$26,978	100.0%	$29,386	100.0%	$22,144	100.0%	$14,487	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2023 occurred in the same proportions or that the allocation indicates future charge-off trends. The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios. For the commercial loan category, which represents 12.6% of the total loan portfolio, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications. The gross charge-offs in the commercial loan portfolio, were $1.3 million for 2023, which represented approximately 43.3% of the losses for the entire loan portfolio. For the consumer loan category, which represents approximately 8.5% of total loans and in 2023, the gross charge-offs accounted for 31.7% of the losses of the entire loan portfolio.

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

As of December 31, 2023, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans. As of that date, there were also no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The debt securities available for sale increased $31.7 million in 2023 to $1.30 billion at December 31, 2023, from $1.27 billion at December 31, 2022. For additional information regarding Farmers’ investment securities see Note 3 to the Consolidated Financial Statements.

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

December 31,	2023	2022
U.S. Treasury securities	$53,210	$52,280
U.S. government sponsored enterprise debt securities	74,745	75,816
Mortgage-backed securities - residential and collateralized mortgage obligations	594,385	602,496
Small Business Administration	2,917	3,474
Obligations of states and political subdivisions	556,169	530,080
Corporate bonds	18,275	3,879
Debt securities available for sale	$1,299,701	$1,268,025
Other investments	15,114	15,244
Total securities	$1,314,815	$1,283,269

A summary of debt securities held at December 31, 2023 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

	December 31, 2023
Type and Maturity Grouping	Fair Value	Weighted Average Yield
U.S. Treasury securities
Maturing within one year	$195	2.09%
Maturing after one year but within five years	96	2.18%
Maturing after five years but within ten years	52,919	1.10%
Maturing after ten years	0	0.00%
Total U.S. Treasury securities	$53,210	1.11%

U.S. government sponsored enterprise debt securities
Maturing within one year	$0	0.00%
Maturing after one year but within five years	23,320	1.70%
Maturing after five years but within ten years	48,812	2.72%
Maturing after ten years	2,613	4.57%
Total U.S. government sponsored enterprise debt securities	$74,745	2.47%

Mortgage-backed securities - residential and collateralized mortgage obligations (1)
Maturing within one year	$3	3.02%
Maturing after one year but within five years	3,766	2.74%
Maturing after five years but within ten years	26,625	1.86%
Maturing after ten years	563,991	2.02%
Total mortgage-backed securities	$594,385	2.02%

Small Business Administration
Maturing within one year	$0	0.00%
Maturing after one year but within five years	0	0.00%
Maturing after five years but within ten years	2,196	2.15%
Maturing after ten years	721	1.98%
Total small business administration	$2,917	2.11%

Obligations of states and political subdivisions
Maturing within one year	$0	0.00%
Maturing after one year but within five years	4,454	3.42%
Maturing after five years but within ten years	51,411	3.19%
Maturing after ten years	500,304	2.96%
Total obligations of states and political subdivisions	$556,169	2.98%

Corporate bonds
Maturing within one year	$397	3.04%
Maturing after one year but within five years	2,169	5.58%
Maturing after five years but within ten years	15,709	7.13%
Maturing after ten years	0	0.00%
Total corporate bonds	$18,275	6.86%

(1)
Payments based on contractual maturity.

Premises and Equipment

Premises and equipment increased $13.6 million to $44.4 million at December 31, 2023, compared to $30.8 million at December 31, 2022. This increase was primarily due to acquisition of Emclaire which added $14.8 million. Additions to furniture and fixtures offset by depreciation throughout the year accounted for the remainder of the difference.

Bank Owned Life Insurance

The Company owns bank owned life insurance policies on the lives of certain members of management. The purpose of this investment is to help offset the costs of employee benefit plans. The cash surrender value of these policies increased to $99.5 million at December 31, 2023, compared to $75.0 million at December 31, 2022. The increase was primarily due to the acquisition of Emclaire which added $22.5 million to the balance. The Company also had earnings of $2.4 million on the policies in 2023 offset slightly by proceeds from a death benefit.

Deposits

Total deposits increased to $4.2 billion at December 31, 2023, compared to $3.6 billion at December 31, 2022, an increase of $615.6 million. Noninterest bearing deposits increased $129.7 million during 2023 to $1.0 billion due to the acquisition of Emclaire which added $219.9 million in balances. This was offset by runoff of $90.2 million due to balances migrating to interest-bearing deposits and some balances leaving the Company. Interest-bearing deposits increased $624.0 million to $3.2 billion at December 31, 2023, compared to December 31, 2022. The increase was due to $655.9 million in growth from the acquisition of Emclaire and migration of balances from noninterest bearing deposits offset by balances leaving the Company. Brokered time deposits declined $138.1 million to zero at December 31, 2023, due to the Company using short-term borrowings to pay them off.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$1,065,389	0.00%	$959,294	0.00%	$714,978	0.00%
Interest-bearing demand	1,415,425	1.95%	1,392,058	0.54%	1,240,014	0.19%
Money market	602,445	1.62%	389,036	0.14%	246,900	0.24%
Savings	511,116	0.03%	457,382	0.02%	322,279	0.04%
Brokered time deposits	132,895	4.67%	56,965	2.18%	11,737	0.64%
Certificates of deposit	654,717	2.97%	360,687	0.84%	393,039	0.93%
Total	$4,381,987	1.44%	$3,615,422	0.64%	$2,928,947	0.34%

The following table sets forth the maturities of retail certificates of deposit having principal amounts $250 thousand or greater at December 31, 2023 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2024	$113,393
June 30, 2024	95,571
September 30, 2024	11,771
December 31, 2024	27,224
After December 31, 2024	10,199
Total retail certificates of deposit with balances $250,000 or greater	$258,158

Uninsured deposits for bank and savings and loan registrants are U.S. federally insured depository institutions as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit account that are classified as deposits and not subject to any federal or state deposit insurance regimes. Deposits in amounts in excess of the FDIC insurance limit were $1.37 billion at December 31, 2023.

Short-Term Borrowings

The Company's short-term borrowings increased from $95.0 million at December 31, 2022, to $355.0 million at December 31, 2023. This increase was due to $75.0 million of short-term borrowings acquired in the Emclaire merger and short-term borrowings being used to offset the decline in brokered time deposits and declines in other deposit sources. The Company uses short term borrowings to manage the ongoing fluctuations with loans and deposits, when necessary.

Long-Term Borrowings

Total long-term borrowings increased $452 thousand from $88.2 million at December 31. 2022, to $88.7 million at December 31, 2023. See Note 13 within Item 8 of this Annual report on Form 10-K for additional detail.

Stockholders’ Equity

Total stockholders’ equity increased from $292.3 million at December 31, 2022, to $404.4 million at December 31, 2023. The increase is due to the merger with Emclaire which added $59.2 million to stockholders' equity along with net income of $49.9 million and a decline in the accumulated other comprehensive loss of $37.9 million. This was partially offset by dividends paid on common stock of $25.6 million and changes in treasury stock balances of $11.7 million.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2023, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments
12/31/2023
	Note
	Ref.	2024	2025	2026	2027	2028	Thereafter
Deposits without maturity		$3,452,104
Certificates of deposit and brokered time deposits	11	656,154	$32,302	$20,007	$5,569	$4,302	$6,948
Long-term borrowings	13	0	0	0	0	0	93,000
Leases	9	1,175	1,092	975	898	917	5,659

There are also $13.1 million of commitments to various partnership investment funds. The Company invests in these funds, consisting of affordable housing tax credit investments and SBIC funds, in efforts to comply with Community Reinvestment Act regulations. The commitments have no predetermined due dates but are expected to be funded sporadically over the next ten years. Note 14 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

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

Capital Resources

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC. The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined). Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2023, under the minimum capital requirements associated with the Basel Committee on capital and liquidity regulation (Basel III), Farmers Bank and Farmers are required to have actual and minimum capital ratios, which are detailed in Note 16 of the Consolidated Financial Statements. Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2023 and 2022. At year-end 2023 and 2022, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

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

The Company’s allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of the Company’s financial assets measured at amortized cost and certain off-balance sheet lending-related commitments.

The allowance for credit losses involves significant judgment on a number of matters including the weighting of macroeconomic forecasts and microeconomic statistics, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 4 for further information on these judgments as well as the Company’s policies and methodologies used to determine the Company’s allowance for credit losses.

A significant judgment involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the four-quarter forecast period within the Company’s methodology. The four-quarter forecast incorporates three macroeconomic variables (“MEVs”) that are relevant for exposures across the Company.

•
U.S. changes in real gross domestic product (GDP).
•
U.S. personal consumption expenditures (PCE) inflation.
•
U.S. civilian unemployment rate.

Changes in the Company’s assumptions and forecasts of economic conditions could significantly affect its estimate of expected credit losses in the portfolio at the balance sheet date or lead to significant changes in the estimate from one reporting period to the next.

It is difficult to estimate how potential changes in any one factor or input might affect the overall allowance for credit losses because management considers a wide variety of factors and inputs in estimating the allowance for credit losses. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all product types, and changes in factors and inputs may be directionally inconsistent, such that improvement in one factor or input may offset deterioration in others.

To consider the impact of a hypothetical alternate macroeconomic forecast, the Company compared the modeled credit losses determined using its central and relative adverse macroeconomic scenarios. The central and relative adverse scenarios each included the three MEVs, but differed in the levels, paths and peaks/troughs of those variables over the four-quarter forecast period.

For example, compared to the Company’s central scenario that is based on a four-quarter forecasted change in U.S. real GDP of 1.40% from 4Q2023 to 4Q2024, U.S. PCE inflation of 2.40%, and U.S. unemployment of 4.10%, the Company’s relative adverse scenario assumes a four-quarter forecast with a contraction of U.S. real GDP, a PCE inflation between 5.00% and 7.00% and an elevated U.S. unemployment rate between 6.00% and 7.00%. This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•
The impacts of changes in the MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•
Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of December 31, 2023, the Company compared the modeled estimates under its relative adverse scenario for two of the Company’s largest loan pools to its central scenario for the same loan pools. Without considering offsetting or correlated effects in other qualitative components of the Company’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:

•
An increase of approximately $686 thousand for residential real estate loans and lending-related commitments
•
An increase of approximately $1.12 million for commercial real non-owner occupied loans and lending-related commitments

This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in the other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.

Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Company believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended December 31, 2023.

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

The probability of default (“PD”) portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, or is partially or wholly charged-off. Typically, a one-year time period is used to asses PD. PD can be measured and applied using various risk criteria. Risk rating is one common way to apply PDs. Loss given default (“LGD”) is to determine the percentage of loss by facility or collateral type. LGD estimates can sometimes be driven, or influenced, by product type, industry or geography. The Company uses PD/LGD primarily for commercial loan portfolios.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At December 31, 2023, on a consolidated basis, Farmers had intangibles of $22.8 million subject to amortization and $167.4 million in goodwill, which was not subject to periodic amortization.

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

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2023 and 2022 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

The Company considers the primary market exposure to be interest rate risk. Simulation analysis is used to monitor the Company’s exposure to changes in interest rates, and the effect of the change to net interest income. The following table shows the effect on net interest income and the net present value of equity from a sudden and sustained 400 basis point increase to a 400 basis point decrease in market interest rates. The assumptions and predictions include inputs to compute baseline net interest income, expected changes in rates on interest bearing deposit accounts and loans, competition and various other factors that are difficult to accurately predict.

	2023	2022	ALCO
Changes In Interest Rate (basis points)	Result	Result	Guideline
Net Interest Income Change
+400	-6.2%	*	-12.5%
+300	-5.0%	-5.4%	-10.0%
+200	-3.4%	-3.6%	-7.5%
+100	-1.9%	-1.8%	-5.0%
-100	1.4%	1.1%	-5.0%
-200	2.3%	1.5%	-10.0%
-300	3.1%	1.6%	-15.0%
-400	2.7%	*	-20.0%
Net Present Value Of Equity Change
+400	-36.4%	*	-12.5%
+300	-26.8%	-20.9%	-10.0%
+200	-17.3%	-13.4%	-7.5%
+100	-8.7%	-6.4%	-5.0%
-100	5.3%	3.9%	-10.0%
-200	7.2%	5.5%	-15.0%
-300	5.1%	4.4%	-20.0%
-400	3.5%	*	-25.0%
* Not calculated for December 31, 2022

The yield curve at December 31, 2023, has changed dramatically over the past two years. The Federal Open Market Committee, in an intense efforts to diffuse inflation, has raised the discount rate 5.25% over the past eight quarters, the fastest pace on record. These movements have inverted the yield curve, whereby the two-year treasury yield now exceeds the ten-year treasury yield by 35 basis points at year end 2023. With the entire curve highly elevated, asset valuation has declined substantially, as evidenced by the 14.3% valuation reserve on the investment portfolio. For interest rate risk modeling purposes, although further rate increases are possible, movement beyond 25 more basis points is doubtful. However, the elevated rates do bring back into play the 400 basis point scenarios, which have not been modeled in recent years. The above table presents results in the up rate scenarios that exceed internal policy limits for the Economic Value of Equity (“EVE”). This unprecedented outcome was created by the events occurring over the past two years, namely, the massive influx of liquidity in the form of deposits in 2020 and 2021 from government assistance while interest rates were at their lowest; the deployment of those funds at those low rates; and now the usage of those deposits as consumers drain their accounts in this highly inflationary economy, which prevents the Company from investing in the higher rates now available. With the EVE model moving rates even higher, it further exacerbates the differential between market rates and book rates, thereby creating the out of internal policy consequence. To mitigate these results, the Company has prioritized loan growth, while employing strategies to shrink the investment portfolio, in an effort to close the gap between the book rates and market rates. The Company has also utilized short term wholesale funding in response to deposit shrinkage so as not to incur long term cost increases on its core deposits.

The remaining results of the simulations in the table above indicate that interest rate change results fall within internal limits established by the Company at both December 31, 2023, and December 31, 2022. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023, was effective.

Crowe LLP, the independent registered public accounting firm that audited the 2023 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 is included under the heading “Report of Independent Registered Public Accounting Firm” In Part II, Item 8.

/s/ Kevin J. Helmick	/s/ Troy Adair
Kevin J. Helmick	Troy Adair
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Farmers National Banc Corp.

Canfield, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Farmers National Banc Corp. (the "Company") as of December 31, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans

The allowance for credit losses (the “ACL”) as described in Notes 1 and 4 is an accounting estimate of expected credit losses over the life of loans. The Company’s loan portfolio is presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the life of the loans.

The Company measures expected credit losses based on pooled loans when similar risk characteristics exist using the cohort and the probability of default/loss given default (“PD/LGD”) models. The cohort model is used primarily for consumer loan portfolios and uses cohorts to capture loans that qualify for a particular segment at a point in time. The loans are then tracked over their remaining lives to determine loss experience. The PD/LGD model is primarily used for commercial loan portfolios. The PD is defined as 90 days past due, placed on nonaccrual, or is partially or wholly charged-off. Risk rating is a common way to apply PDs. LGD can be driven or influenced by product type, industry or geography. The Company adjusts its quantitative model for certain qualitative factors to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated.

Auditing the ACL was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management related to the following:

•
The selection and application of significant model assumptions input into the cohort and PD/LGD models.
•
The determination of the qualitative factors used in the calculation.

The primary procedures performed to address the critical audit matter included:

•
Testing the effectiveness of management’s controls addressing:
o
Evaluation of ACL calculation, including significant model assumptions, development and reasonableness of the qualitative framework, and the appropriateness of the overall calculation.
o
Evaluation of the relevance and reliability of data used in the cohort and PD/LGD models.
o
Evaluation of the appropriateness of the key assumptions and judgments used in the determination of qualitative factors and the relevance and reliability of data used in the qualitative factors.
•
Substantive testing including:

o
Evaluation of the appropriateness of the Company’s ACL calculation, including the reasonableness of the significant model assumptions.
o
Evaluation of the relevance and reliability of data used in the cohort and PD/LGD models.
o
Evaluation of the appropriateness of the qualitative framework, including the evaluation of the reasonableness of the key assumptions and judgments applied in developing the qualitative factors as well as the relevance and reliability of data used in the qualitative factors.

Business Combination – Fair Value of Acquired Loans and Core Deposit Intangible

As more fully described in Notes 1 and 2, during 2023, the Company completed the acquisition of Emclaire Financial Corp. for stock and cash consideration totaling approximately $92,642,000 on January 1, 2023. Accounting for an acquisition requires management to record the assets acquired and liabilities assumed at fair value. The estimation of fair values related to acquired loans and the core deposit intangible required management to make significant judgments and assumptions. The acquired loans were initially recorded at $740,659,000 and the core deposit intangible was initially recorded at $19,249,000.

We identified auditing the fair value of acquired loans and the core deposit intangible as a critical audit matter because it involved especially subjective auditor judgment and audit effort to evaluate the significant judgments made by management, including the need for specialized skills.

The primary procedures performed to address this critical audit matter included:

•
Testing the effectiveness of management’s controls addressing:
o
Evaluation of the appropriateness of methods and assumptions applied in the estimate of fair value over the acquired loans and core deposit intangible.
o
Evaluation of the relevance and reliability of data used in the valuation of acquired loans and core deposit intangible.
•
Substantive testing including:
o
Evaluation of, with the assistance of our internal valuation specialists, the appropriateness of the methods and significant assumptions applied in the estimate of the fair value of acquired loans and the core deposit intangible, including the application of those assumptions used in the calculation.
o
Evaluation of the relevance and reliability of data used in the valuation of acquired loans and the core deposit intangible.

/s/ Crowe LLP

Crowe LLP

We have served as the Company's auditor since 2022.

Columbus, Ohio

March 07, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Farmers National Banc Corp.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheet of Farmers National Bancorp. (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity,and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

We have served as the Company’s auditor from 2019 through 2022.

Maumee, Ohio

March 9, 2023

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2023	2022
ASSETS
Cash and due from banks	$28,896	$21,395
Federal funds sold and other	74,762	54,156
TOTAL CASH AND CASH EQUIVALENTS	103,658	75,551

Debt securities available for sale, at fair value (amortized cost $1,516,841 in 2023 and $1,534,512 in 2022)	1,299,701	1,268,025
Other investments	35,311	33,444
Loans held for sale, at fair value	3,711	858
Loans	3,198,127	2,404,750
Less allowance for credit losses	34,440	26,978
NET LOANS	3,163,687	2,377,772

Premises and equipment, net	44,364	30,764
Goodwill	167,446	94,640
Other intangibles, net	22,842	7,026
Bank owned life insurance	99,482	74,972
Affordable housing investments	17,893	13,559
Other assets	120,255	105,589
TOTAL ASSETS	$5,078,350	$4,082,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,026,630	$896,957
Interest-bearing	3,150,756	2,526,760
Brokered time deposits	0	138,051
TOTAL DEPOSITS	4,177,386	3,561,768

Short-term borrowings	355,000	95,000
Long-term borrowings	88,663	88,211
Other liabilities	52,886	44,926
TOTAL LIABILITIES	4,673,935	3,789,905

Commitments and contingent liabilities (Note 14)

Stockholders' equity
Common Stock, no par value; 50,000,000 shares authorized; 39,321,709 and 35,128,962 shares issued and 37,502,773 and 34,055,125 shares outstanding, respectively	365,305	305,340
Retained earnings	236,757	212,375
Accumulated other comprehensive income (loss)	(172,554)	(210,490)
Treasury stock, at cost; 1,818,936 and 1,073,837 shares, respectively	(25,093)	(14,930)
TOTAL STOCKHOLDERS' EQUITY	404,415	292,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,078,350	$4,082,200

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2023	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$171,808	$107,790	$94,820
Taxable securities	26,231	20,843	11,399
Tax exempt securities	10,834	11,898	9,542
Dividends	1,986	871	498
Federal funds sold and other interest income	2,476	684	200
TOTAL INTEREST AND DIVIDEND INCOME	213,335	142,086	116,459

INTEREST EXPENSE
Deposits	63,106	13,085	6,775
Short-term borrowings	8,357	1,408	7
Long-term borrowings	4,086	3,427	1,687
TOTAL INTEREST EXPENSE	75,549	17,920	8,469
NET INTEREST INCOME	137,786	124,166	107,990
Provision for credit losses	8,718	250	4,649
Provision for unfunded commitments	435	872	244
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND UNFUNDED COMMITMENTS	128,633	123,044	103,097

NONINTEREST INCOME
Service charges on deposit accounts	6,322	4,716	3,660
Bank owned life insurance income, including death benefits	2,442	1,810	1,338
Trust fees	10,108	9,638	9,438
Insurance agency commissions	5,444	4,402	3,456
Security gains (losses), including fair value changes for equity securities	(471)	(454)	1,004
Retirement plan consulting fees	1,406	1,389	1,421
Investment commissions	1,978	2,183	2,276
Net gains on sale of loans	2,391	2,062	8,285
Other mortgage banking income (loss), net	711	291	(136)
Debit card and EFT fees	7,059	5,814	5,144
Legal settlement	0	8,375	0
Other operating income	4,471	3,976	2,307
TOTAL NONINTEREST INCOME	41,861	44,202	38,193

NONINTEREST EXPENSE
Salaries and employee benefits	57,374	45,013	39,393
Occupancy and equipment	15,434	11,379	8,486
FDIC insurance and state and local taxes	5,848	3,951	2,859
Professional fees	4,351	6,114	4,191
Merger related costs	5,475	4,070	7,109
Advertising	1,793	1,947	1,859
Intangible amortization	3,434	1,973	1,362
Core processing charges	4,639	3,348	3,198
Charitable donation	0	6,000	0
Other operating expenses	13,448	10,616	10,719
TOTAL NONINTEREST EXPENSE	111,796	94,411	79,176
INCOME BEFORE INCOME TAXES	58,698	72,835	62,114

INCOME TAXES	8,766	12,238	10,270
NET INCOME	$49,932	$60,597	$51,844

EARNINGS PER SHARE:
Basic	$1.34	$1.79	$1.78
Diluted	$1.33	$1.79	$1.77

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2023	2022	2021
NET INCOME	$49,932	$60,597	$51,844

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	48,805	(278,620)	(15,333)
Reclassification adjustment for losses (gains) realized in income on sales	498	415	(838)
Reclassification adjustment for (gains) losses realized in income on fair value hedge	(1,282)	0	0
Net unrealized holding gains (losses)	48,021	(278,205)	(16,171)
Income tax effect	(10,084)	58,423	3,396
Unrealized holding gains (losses), net of reclassification and tax	37,937	(219,782)	(12,775)

Change in funded status of post-retirement plan, net of tax	(1)	(3)	38

Other comprehensive income (loss), net of tax	37,936	(219,785)	(12,737)

TOTAL COMPREHENSIVE INCOME (LOSS)	$87,868	$(159,188)	$39,107

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	(Loss) Income	Stock	Total
Balance December 31, 2020	$208,763	$138,073	$22,032	$(18,771)	$350,097
Net income		51,844			51,844
Other comprehensive loss			(12,737)		(12,737)
Restricted share issuance	(412)			412	0
Restricted share forfeitures	52			(52)	0
Stock based compensation expense	1,193				1,193
Vesting of Long Term Incentive Plan	(2,136)			2,136	0
Share forfeitures for taxes				(443)	(443)
Share issuance as part of a business combination	98,921				98,921
Cumulative impact of ASU 2016-13 adoption (CECL)		(1,936)			(1,936)
Retirement of Cortland shares owned by Farmers	(258)				(258)
Dividends paid at $0.47 per share		(14,085)			(14,085)
Treasury share purchases				(164)	(164)
Balance December 31, 2021	306,123	173,896	9,295	(16,882)	472,432
Net income		60,597			60,597
Other comprehensive loss			(219,785)		(219,785)
Restricted share issuance	(1,816)			1,816	0
Restricted share forfeitures	42			(42)	0
Stock based compensation expense	1,817				1,817
Vesting of Long Term Incentive Plan	(826)			369	(457)
Share forfeitures for taxes				(191)	(191)
Dividends paid at $0.65 per share		(22,118)			(22,118)
Balance December 31, 2022	305,340	212,375	(210,490)	(14,930)	292,295
Net income		49,932			49,932
Other comprehensive income			37,936		37,936
Share issuance as part of a business combination	59,202				59,202
Restricted share issuance	(1,470)			1,482	12
Restricted share forfeitures	49			(46)	3
Stock based compensation expense	2,612				2,612
Vesting of Long Term Incentive Plan	(428)			431	3
Share forfeitures for taxes				(370)	(370)
Treasury share purchases				(11,660)	(11,660)
Dividends paid at $0.68 per share		(25,550)			(25,550)
Balance December 31, 2023	$365,305	$236,757	$(172,554)	$(25,093)	$404,415

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,932	$60,597	$51,844
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	8,718	250	4,649
Provision for unfunded commitments	435	872	244
Depreciation and amortization	7,327	4,899	3,539
Net amortization of securities	925	4,817	3,555
Available for sale security losses (gains)	498	415	(838)
Realized (gains) losses on equity securities	(27)	39	(166)
Losses (gains) on premises and equipment sales and disposals, net	316	(20)	247
Stock compensation expense	2,612	1,817	1,193
Earnings on bank owned life insurance	(2,337)	(1,626)	(1,298)
Income recognized from death benefit on bank owned life insurance	(105)	(184)	(40)
Origination of loans held for sale	(64,647)	(102,150)	(398,011)
Proceeds from loans held for sale	64,910	105,956	406,381
Net (gains) on sale of loans	(2,391)	(2,062)	(8,285)
Net change in other assets and liabilities	(3,860)	7,119	(8,081)
NET CASH FROM OPERATING ACTIVITIES	62,306	80,739	54,933

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	58,562	78,265	74,376
Proceeds from sales of securities available for sale	85,306	37,190	35,175
Purchases of securities available for sale	(650)	(239,240)	(849,941)
Proceeds from sale of equity securities	69	72	258
Purchases of equity securities	(70)	(78)	(68)
Proceeds from maturities and repayments of SBIC funds	2,030	2,740	1,261
Purchases of SBIC funds	(1,870)	(3,067)	(1,116)
Purchases of regulatory stock	(30,288)	(5,833)	(22)
Proceeds from redemption of regulatory stock	36,084	3,142	2,198
Loan originations and payments, net	(61,919)	(77,198)	231,479
Proceeds from loans held for sale previously classified as portfolio loans	6,785	0	0
Proceeds from BOLI death benefit	419	693	352
Proceeds from land and building sales	533	1,399	37
Additions to premises and equipment	(3,880)	(2,559)	(1,375)
Net cash received (paid) in business combinations	(13,175)	(1,033)	83,773
NET CASH FROM INVESTING ACTIVITIES	77,936	(205,507)	(423,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(260,195)	14,533	241,083
Net change in short-term borrowings	185,000	95,000	(6,767)
Repayments of long-term borrowings	0	0	(66,980)
Proceeds from long term borrowings	0	0	73,749
Cash dividends paid	(25,396)	(22,004)	(14,072)
Repurchase of common shares	(11,544)	0	(164)
NET CASH FROM FINANCING ACTIVITIES	(112,135)	87,529	226,849
NET CHANGE IN CASH AND CASH EQUIVALENTS	28,107	(37,239)	(141,831)

Beginning cash and cash equivalents	75,551	112,790	254,621
Ending cash and cash equivalents	$103,658	$75,551	$112,790

Supplemental cash flow information:
Interest paid	$78,520	$16,461	$8,482
Income taxes paid	$6,700	$10,100	$12,500

Supplemental noncash disclosures:
Issuance of stock for business combinations	$59,202	$0	$98,921
Issuance of stock awards	$1,913	$2,184	$2,136
Transfer of loans to loans held for sale	$7,510	$0	$0
Lease liabilities assumed from obtaining right-of-use assets	$1,289	$1,628	$0

See Note 2 regarding non-cash transactions included in the acquisition

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts in Thousands except Per Share Data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. (“Company”) and its wholly-owned subsidiaries, The Farmers National Bank of Canfield (“Bank” or “Farmers Bank”), Farmers Trust Company (“Farmers Trust”) and Farmers National Captive, Inc. (“Captive”). The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Farmers Investments”). The Company completed its acquisition of Emclaire Financial Corp., (“Emclaire”) on January 1, 2023 and has since included its results of operations in the Consolidated Statements of Income. Together all entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through the Bank. As a national bank, the Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The primary area served by the Bank is the northeastern region of Ohio and the western region of Pennsylvania, through sixty-four (64) locations. The Company provides trust services and retirement consulting services through its Farmers Trust subsidiary and insurance services through the Bank’s Insurance subsidiary. Farmers Trust has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions. The primary purpose of Farmers Investments is to invest in municipal securities. On November 20, 2023 the Captive entity was dissolved. Before its dissolution the Captive provided property and casualty insurance coverage to the Company and its subsidiaries. Captive pooled resources with eleven similar insurance subsidiaries of financial institutions to spread a limited amount of risk among the pool members and to provide insurance where not available or economically feasible.

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

Cash Flows: Cash and cash equivalents include cash on hand, deposits with other financial institutions with maturities fewer than ninety (90) days, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Net cash flows are reported for loan and deposit transactions, short-term borrowings and other assets and liabilities.

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

A debt security is placed on non-accrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against income.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023 the Company has not recorded an allowance for credit losses on available-for-sale securities.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.

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

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated loans.

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

Purchased Credit Deteriorated Loans (PCD): The Company acquires loans individually and in groups or portfolios. At acquisition, the Company reviews each loan to determine whether there is evidence of more than insignificant deterioration of credit quality since origination. Loans having an aggregate commitment of $250 thousand or greater and exhibiting the following characteristics have evidence of more than insignificant deterioration.

•
The loan is 30 days past due or greater as of the acquisition date.
•
The loan originated as a pass rated credit and has since been downgraded to a criticized or classified credit as of the acquisition date.
•
The loan has a non-accrual status as of the acquisition date.

PCD loans are recorded at fair value. An allowance for credit losses ("ACL") is determined using the same methodology as other loans held for investment. The sum of the purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and par value of the loan is a noncredit discount or premium which is amortized into interest income over the life of the loan. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the statements of income.

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The Company’s derivatives are interest-rate swaps and mortgage banking derivatives. These are used as part of the Company's asset and liability management strategy to aid in managing its interest rate risk position. The Company uses derivatives for balance sheet hedging purposes.

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

Allowance for Credit Losses: On January 1, 2021, the Company adopted the current expected credit loss model (“CECL”). This methodology for calculating the allowance for credit losses considers the expected loss over the life of the loan. It also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements. The Company uses the cohort (“cohort”) and the probability of default/loss given default (“PD/LGD”) methodologies as described in the Credit Quality Indicators section of the loan footnote. Under ASC 326, if a loan does not share similar risk characteristics with loans in that pool, expected credit losses for that loan are evaluated individually. The Company has established specific thresholds for the loan portfolio that trigger when loans need to be evaluated individually. Including but not limited to commercial loans with an aggregate book balance of $500 thousand or greater, or consumer loans with book balance of $250 thousand or greater in which their payment of contractual principal balance and or interest is in doubt (nonaccrual status). In addition, ASC 326 requires the Company to establish a separate liability for anticipated credit losses for unfunded commitments.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the ACL using the following methods:

Commercial Real Estate Owner-Occupied, nonfarm nonresidential properties – The Company originates mortgage loans to operating companies primarily in the northeastern region of Ohio and western region of Pennsylvania. Owner-occupied real estate properties primarily include retail buildings, medical buildings and industrial/warehouse space. Owner-occupied loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower's ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions.

Commercial Real Estate Non-Owner Occupied, nonfarm nonresidential properties – The Company originates mortgage loans for commercial real estate that is managed as an investment property primarily in the northeastern region of Ohio and western region of Pennsylvania. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

Farmland (including farm residential and other improvements) – The Company originates loans secured by farmland and improvements thereon, secured by mortgages. Farmland includes all land known to be used or usable for agricultural purposes, such as crop and livestock production. Farmland also includes grazing or pasture land, whether tillable or not and whether wooded or not. The primary risk characteristics are specific to the uncertainty on production, market, financial, environmental and human resources.

Commercial Real Estate Other – The Company originates mortgage loans for multifamily properties primarily in the northeastern region of Ohio and western region of Pennsylvania and construction loans to finance land development preparatory to erecting new structures or the on-site construction of industrial, commercial, or multi-family buildings. Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan. Construction loans include not only construction of new structures, but also additions or alterations to existing structures and the demolition of existing structures to make way for new structures. Construction loans are generally secured by real estate. The primary risk characteristics are specific to the uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific, such as the quality and depth of property management, or related to changes in general economic conditions.

Commercial and Industrial – The Company originates lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment. Commercial and Industrial loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower's ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions. The ability of the Company to foreclose and realize sufficient value from business assets securing these loans is often uncertain. To mitigate the risk characteristics of commercial and industrial loans, commercial real estate may be included as a secondary source of collateral. The Company will often require more frequent reporting requirements from the borrower in order to better monitor its business performance. The Company also originates various types of loans made directly to municipalities and nonprofit organizations. These loans are repaid through general cash flows or through specific revenue streams and charitable contributions. The primary risk characteristics associated with municipal loans are the municipality's or nonprofit’s ability to manage cash flow, balance the fiscal budget, fixed asset and infrastructure requirements. Additional risks include changes in demographics, as well as social and political conditions.

Agricultural Production –The Company originates loans secured or unsecured to farm owners and operators for the purpose of financing agricultural production, including the growing and storing of crops, the marketing or carrying of agricultural products by the growers thereof, and the breeding, raising, fattening, or marketing of livestock, and for purchases of farm machinery, equipment, and implements. The primary risk characteristics are specific to the uncertainty on production, market, financial, environmental and human resources.

1-4 Family Residential Real Estate – The Company originates 1-4 family residential mortgage and construction loans primarily within the northeastern region of Ohio and western region of Pennsylvania. These loans are secured by first or second liens on a primary residence or investment property. The primary risk characteristics associated with residential mortgage loans typically involve major changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as medical expenses, catastrophic events, divorce or death. Residential mortgage loans that have adjustable rates could expose the borrower to higher payments in a rising rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Company. Residential construction loans are exposed to uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific, or related to changes in general economic conditions.

Home Equity Lines of Credit – The primary risk characteristics associated with home equity lines of credit typically involve changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as major medical expenses, catastrophic events, divorce and death. Home equity lines of credit are typically originated with variable or floating interest rates, which could expose the borrower to higher payments in a rising interest rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Company.

Indirect Loans – The Company originates consumer loans extended for the purpose of purchasing new and used passenger cars and other vehicles such as minivans, vans, sport-utility vehicles, pickup trucks, recreational vehicles, and motorcycles for personal use. The primary risk characteristics associated with automobile loans typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death.

Consumer Direct – The Company originates loans to individuals for household, family, and other personal expenditures. Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. The primary risk characteristics associated with other consumer loans typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death.

Consumer Other – The Company originates lines of credit to individuals for household, family, and other personal expenditures. Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. The primary risk characteristics associated with other revolving loans typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death.

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

The probability of default (“PD”) portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, or partially or wholly, charged-off. Typically, a one-year time period is used to asses PD. PD can be measured and applied using various risk criteria. Risk rating is one common way to apply PDs. Loss given default (“LGD”) is to determine the percentage of loss by facility or collateral type. LGD estimates can sometimes be driven, or influenced, by product type, industry or geography. The Company uses PD/LGD primarily for commercial loan portfolios.

A reassessment of the existing acquired loans occurred in the third quarter of 2021. This was to align with the calculation of the ACL being used under the CECL model. To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the originated risk pools. The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the status of the borrower or the quality or value of the underlying collateral. To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not individually considered in the determination of the required allowance for credit losses. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered in the determination of the required level of allowance as a loan individually evaluated.

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

Servicing Rights: When mortgage loans are sold and servicing rights are retained, the servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data to validate the model results and assumptions. The fair value of the mortgage servicing rights as of December 31, 2023 and 2022 was $5.39 million and $5.28 million, respectively.

All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the assets compared to carrying amount. Any impairment is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping. At December 31, 2023 and 2022, there was a valuation allowance totaling $54 thousand and $17 thousand, respectively.

Servicing fee income is recorded when earned for servicing loans based on a contractual percentage of the outstanding principal or a fixed amount per loan. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees, late fees and ancillary fees related to loan servicing are not considered significant for financial reporting.

Foreclosed Assets: Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrow conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. These assets are recorded in other assets on the balance sheets as other real estate owned (“OREO”). Operating costs after acquisition are expensed. The Company had $92 thousand of OREO recorded at December 31, 2023. There was zero recorded in 2022.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Leases: Leases are classified as operating or finance leases at the lease commencement date. The Company leases certain locations and equipment. The Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal.

Restricted Stock: The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of and owns stock in the Federal Reserve Bank. These stocks are carried at cost, classified as restricted securities included in other investments, and periodically evaluated for impairment based on ultimate recovery of par value. Restricted stock totaled $20.2 million at December 31, 2023 and $18.2 million in 2022. Cash and stock dividends are reported as income.

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

Reclassification: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders' equity.

Newly Issued, Not Yet Effective Accounting Standards:

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

NOTE 2 – BUSINESS COMBINATIONS

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

In accordance with ASC 805, the Company expensed approximately $5.5 million of merger related costs, for the Emclaire acquisition, during 2023, in addition to $2.0 million expensed for the year of 2022. The Company recorded goodwill of $72.9 million as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in Pennsylvania. The merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The goodwill was determined not to be deductible for income tax purposes.

The following table summarizes the consideration paid for Emclaire and the amounts of the assets acquired and liabilities assumed on the closing date of the acquisition.

Consideration
Cash	$33,440
Stock	59,202
Fair value of total consideration transferred	$92,642
Fair value of assets acquired
Cash and cash equivalents	$20,265
Securities available for sale	126,970
Other investments	7,795
Loans, net	740,659
Premises and equipment	14,808
Bank owned life insurance	22,485
Core deposit intangible	19,249
Current and deferred taxes	17,708
Other assets	7,682
Total assets acquired	977,621
Fair value of liabilities assumed
Deposits	875,813
Short-term borrowings	75,000
Accrued interest payable and other liabilities	7,104
Total liabilities	957,917
Net assets acquired	$19,704
Goodwill created	72,938
Total net assets acquired	$92,642

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

The following table presents unaudited pro forma information as if the Emclaire acquisition that occurred on January 1, 2023 actually took place on January 1, 2022. The unaudited pro forma information for the period ended December 31, 2022 include adjustments of interest income on loans, amortization of core deposit intangibles arising from the transaction, interest expense on deposits and borrowings acquired. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective on the assumed date.

2022
Net interest income	$168,692
Provision for credit losses	17,246
Noninterest income	47,206
Noninterest expense	137,930
Income before income taxes	60,722
Income tax expense	10,007
Net income	$50,715
Basic earnings per share	$1.34
Diluted earnings per share	$1.33

The above unaudited pro forma information excludes nonrecurring merger costs that totaled $4.4 million on an after-tax basis.

On July 1, 2022, Farmers National Insurance, LLC acquired substantially all of the assets of Randy L. Jones Agency, Inc., doing business as Champion Insurance for $900 thousand. Intangible assets of $633 thousand were recorded along with goodwill of $267 thousand.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2023, and 2022, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). No allowance for credit losses have been recognized for the securities portfolio at December 31, 2023 or 2022.

		Gross	Gross
	Amortized	Unrealized	Unrealized
2023	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$145,439	$113	$(17,597)	$127,955
State and political subdivisions	644,880	4,792	(93,503)	556,169
Corporate bonds	18,554	187	(466)	18,275
Mortgage-backed securities - residential	624,529	1	(104,144)	520,386
Collateralized mortgage obligations	80,227	331	(6,559)	73,999
Small Business Administration	3,212	0	(295)	2,917
Totals	$1,516,841	$5,424	$(222,564)	$1,299,701

		Gross	Gross
	Amortized	Unrealized	Unrealized
2022	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$149,712	$0	$(21,616)	$128,096
State and political subdivisions	651,705	266	(121,891)	530,080
Corporate bonds	4,181	0	(302)	3,879
Mortgage-backed securities - residential	672,784	12	(117,654)	555,142
Collateralized mortgage obligations	52,291	0	(4,937)	47,354
Small Business Administration	3,839	0	(365)	3,474
Totals	$1,534,512	$278	$(266,765)	$1,268,025

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2023	2022	2021
Proceeds	$85,306	$37,190	$35,175
Gross gains	441	6	863
Gross losses	(939)	(421)	(25)

The tax provision (benefit) related to these net realized gains (losses) was $(105) thousand, $(87) thousand, and $176 thousand, respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations, with or without a call, or prepayment penalties. Securities not due at a single maturity date are shown separately.

Available for sale	December 31, 2023
	Amortized
Maturity	Cost	Fair Value
Within one year	$600	$592
One to five years	32,288	30,039
Five to ten years	186,137	168,851
Beyond ten years	589,848	502,917
Mortgage-backed Securities, Collateralized Mortgage Obligations and Small Business Administration	707,968	597,302
Totals	$1,516,841	$1,299,701

Securities with a carrying amount of $1.1 billion at December 31, 2023, were pledged to secure public deposits and term borrowings and securities with a carrying amount of $479 million at December 31, 2022, were pledged to secure public deposits. Farmers Trust had securities with a carrying amount of $117 thousand at year-end 2023 and $100 thousand at year-end 2022, pledged to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any issuer that exceeded 10% of stockholders’ equity, except for the U.S. Government, its agencies and its sponsored entities.

The following table summarizes the investment securities with unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2023 and 2022, aggregated by major security type and length of time in a continuous unrealized loss position.

2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$399	$(1)	$122,361	$(17,596)	$122,760	$(17,597)
State and political subdivisions	15,852	(1,684)	428,416	(91,819)	444,268	(93,503)
Corporate bonds	8,463	(284)	3,881	(182)	12,344	(466)
Mortgage-backed securities - residential	5,113	(76)	515,259	(104,068)	520,372	(104,144)
Collateralized mortgage obligations	20,019	(980)	43,808	(5,579)	63,827	(6,559)
Small Business Administration	0	0	2,917	(295)	2,917	(295)
Total temporarily impaired	$49,846	$(3,025)	$1,116,642	$(219,539)	$1,166,488	$(222,564)

2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$52,311	$(5,835)	$75,685	$(15,781)	$127,996	$(21,616)
State and political subdivisions	306,709	(56,650)	191,584	(65,241)	498,293	(121,891)
Corporate bonds	2,893	(122)	986	(180)	3,879	(302)
Mortgage-backed securities - residential	101,476	(13,545)	453,233	(104,109)	554,709	(117,654)
Collateralized mortgage obligations	42,140	(4,137)	5,214	(800)	47,354	(4,937)
Small Business Administration	1,295	(122)	2,179	(243)	3,474	(365)
Total temporarily impaired	$506,824	$(80,411)	$728,881	$(186,354)	$1,235,705	$(266,765)

As of December 31, 2023, the Company’s security portfolio consisted of 978 securities, 743 of which were in an unrealized loss position. The majority of unrealized losses on the Company’s securities are related to its holdings of mortgage-backed securities and state and political subdivisions. Furthermore, the treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities. The Company does not consider any of its available for sale ("AFS") securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality, and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of December 31, 2023, the Company has not recorded an allowance for credit losses on AFS securities.

Equity Securities

The Company also holds equity securities which include $14.9 million in Small Business Investment Company (“SBIC”) partnership investments as well as $226 thousand in local and regional bank holdings and other miscellaneous equity funds at December 31, 2023. At December 31, 2022 the Company held $15.0 million in SBIC investments and $196 thousand in local and regional bank holdings and other miscellaneous equity funds. Gains were recognized in income in 2023 and 2022 in compliance with ASU 2016-01, which requires all equity securities to be measured at their fair value with changes in fair value being recognized through the statements of income.

NOTE 4 – LOANS

Loan balances at year end were as follows:

	2023	2022
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$399,273	$330,768
Non-owner occupied	712,315	563,652
Farmland	202,950	188,850
Other	224,218	133,630
Commercial
Commercial and industrial	346,354	293,643
Agricultural	58,338	58,087
Residential real estate
1-4 family residential	843,697	475,791
Home equity lines of credit	142,441	132,179
Consumer
Indirect	226,815	197,125
Direct	23,805	16,421
Other	9,164	7,714
Total originated loans	$3,189,370	$2,397,860
Net deferred loan costs	8,757	6,890
Allowance for credit losses	(34,440)	(26,978)
Net loans	$3,163,687	$2,377,772

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for years ended December 31, 2023, 2022 and 2021:

December 31, 2023	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
(In Thousands of Dollars)
Allowance for credit losses
Beginning balance	$14,840	$4,186	$4,374	$3,578	$26,978
PCD ACL on loans acquired	850	138	11	0	999
Provision for credit losses	2,808	1,931	2,834	1,145	8,718
Loans charged off	(349)	(1,272)	(384)	(932)	(2,937)
Recoveries	1	104	81	496	682
Total ending allowance balance	$18,150	$5,087	$6,916	$4,287	$34,440

December 31, 2022	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
(In Thousands of Dollars)
Allowance for credit losses
Beginning balance	$15,879	$4,949	$4,870	$3,688	$29,386
Provision for credit losses	(742)	1,204	(493)	281	250
Loans charged off	(300)	(2,042)	(92)	(870)	(3,304)
Recoveries	3	75	89	479	646
Total ending allowance balance	$14,840	$4,186	$4,374	$3,578	$26,978

December 31, 2021	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$10,746	$5,018	$3,687	$2,693	$22,144
Impact of CECL adoption	(2,137)	259	193	3,845	2,160
Provision for credit losses	6,226	(349)	1,121	(2,349)	4,649
PCD ACL on loans acquired	1,081	210	4	0	1,295
Loans charged off	(70)	(388)	(297)	(912)	(1,667)
Recoveries	33	199	162	411	805
Total ending allowance balance	$15,879	$4,949	$4,870	$3,688	$29,386

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to December 31, 2023. As of December 31, 2023, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, with a stable trend in unemployment, and a level trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from December 31, 2022 to December 31, 2023 is largely attributed to the Emclaire merger.

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2023:

(In Thousands of Dollars)	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
December 31, 2023
Commercial real estate
Owner occupied	$1,804	$830	$0
Non-owner occupied	19	1,491	0
Farmland	1,957	9	0
Other	0	80	0
Commercial
Commercial and industrial	394	1,408	0
Agricultural	203	317	0
Residential real estate
1-4 family residential	348	3,009	460
Home equity lines of credit	240	210	69
Consumer
Indirect	22	300	125
Direct	65	69	1
Other	0	5	0
Total loans	$5,052	$7,728	$655

The above table for the period ending December 31, 2023 does not include a $1.63 million non-owner occupied commercial real estate loan that is held-for-sale and in nonaccrual status. There were no nonaccrual or past due loans related to loans held-for-sale at December 31, 2022.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans as of December 31, 2022:

	2022
	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$993	$0
Non-owner occupied	3,031	0
Farmland	2,183	0
Other	33
Commercial
Commercial and industrial	3,840	50
Agricultural	299	0
Residential real estate
1-4 family residential	2,703	310
Home equity lines of credit	735	58
Consumer
Indirect	313	62
Direct	179	12
Other	2	0
Total loans	$14,311	$492

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2023
Commercial real estate
Owner occupied	$1,804	$0	$0	$0
Non-owner occupied	1,335	0	0	0
Farmland	1,957	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	94	867	0	0
Agricultural	0	203	0	0
Residential real estate
1-4 family residential	3,352	0	0	0
Home equity lines of credit	294	0	0	0
Consumer
Indirect	0	0	53	0
Direct	0	0	19	66
Other	0	0	0	0
Total loans	$8,836	$1,070	$72	$66

The following tables present the aging of the amortized cost basis in past due loans as of December 31, 2023 and 2022 by class of loans:

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$302	$293	$2,634	$3,229	$395,799	$399,028
Non-owner occupied	90	0	1,510	1,600	710,195	711,795
Farmland	365	0	1,966	2,331	200,395	202,726
Other	0	0	80	80	223,697	223,777
Commercial
Commercial and industrial	540	199	1,802	2,541	345,278	347,819
Agricultural	292	40	520	852	58,223	59,075
Residential real estate
1-4 family residential	6,819	4,488	3,817	15,124	828,437	843,561
Home equity lines of credit	729	34	519	1,282	141,189	142,471
Consumer
Indirect	2,045	289	447	2,781	232,105	234,886
Direct	153	23	135	311	23,514	23,825
Other	4	0	5	9	9,155	9,164
Total loans	$11,339	$5,366	$13,435	$30,140	$3,167,987	$3,198,127

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$159	$0	$993	$1,152	$329,305	$330,457
Non-owner occupied	0	0	3,031	3,031	560,013	563,044
Farmland	0	0	2,183	2,183	186,399	188,582
Other	0	0	33	33	133,288	133,321
Commercial
Commercial and industrial	1,034	185	3,890	5,109	289,297	294,406
Agricultural	104	20	299	423	58,166	58,589
Residential real estate
1-4 family residential	4,247	1,775	3,013	9,035	466,313	475,348
Home equity lines of credit	115	92	793	1,000	131,209	132,209
Consumer
Indirect	1,267	298	375	1,940	202,683	204,623
Direct	234	70	191	495	15,962	16,457
Other	0	5	2	7	7,707	7,714
Total loans:	$7,160	$2,445	$14,803	$24,408	$2,380,342	$2,404,750

Loan Restructurings:

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

December 31, 2023	Amortized Cost
(In Thousands of Dollars)	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Residential real estate
1-4 family residential	$48	$30	$132	$210	0.03%
Total modifications to borrowers experiencing financial difficulty	$48	$30	$132	$210	0.01%

As of December 31, 2023, the Company had no commitments to lend any additional funds to the borrowers included in the previous table.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the twelve months ended December 31, 2023:

December 31, 2023	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Accrual restructured loans
Residential real estate
1-4 family residential	$132	$30	$0
Total accruing restructured loans	$132	$30	$0

Nonaccrual restructured loans
Residential real estate
1-4 family residential	$48	$0	$0
Total nonaccrual restructured loans	$48	$0	$0
Total restructured loans	$180	$30	$0

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023:

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average Years Added to the Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to the Life
December 31, 2023		From	To
Residential real estate
1-4 family residential		4.77%	3.38%	6.3

The following table presents the amortized cost basis of loans that had a payment default during the year ended December 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For purposes of this disclosure a default occurs when within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms:

December 31, 2023	Amortized Cost
(In Thousands of Dollars)	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction
Residential real estate
1-4 family residential	$0	$30	$0
Total modifications to borrowers experiencing financial difficulty	$0	$30	$0

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance of credit losses is adjusted by the same amount.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2023	Pass	Special Mention	Sub standard	Total
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$386,015	$9,628	$3,385	$399,028
Non-owner occupied	648,063	27,938	35,794	711,795
Farmland	200,240	0	2,486	202,726
Other	215,459	0	8,318	223,777
Commercial
Commercial and industrial	334,764	646	12,409	347,819
Agricultural	58,506	17	552	59,075
Total loans	$1,843,047	$38,229	$62,944	$1,944,220

December 31, 2022	Pass	Special Mention	Sub standard	Total

Commercial real estate
Owner occupied	$324,979	$1,193	$4,285	$330,457
Non-owner occupied	527,267	25,541	10,236	563,044
Farmland	186,057	0	2,525	188,582
Other	133,218	0	103	133,321
Commercial
Commercial and industrial	282,412	777	11,217	294,406
Agricultural	58,002	250	337	58,589
Total loans	$1,511,935	$27,761	$28,703	$1,568,399

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, consumer and indirect loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The above table for the period ending December 31, 2023 does not include a $1.63 million non-owner occupied commercial real estate loan that is held-for-sale and risk-rated substandard. There were no special mention or substandard loans related to loans held-for-sale at December 31, 2022. In the 1-4 family residential real estate portfolio at December 31, 2023, other real estate owned and foreclosure properties were $92 thousand and $207 thousand, respectively. At December 31, 2022, other real estate owned and foreclosure properties were $0 and $129 thousand, respectively.

The following table presents the amortized cost in residential, consumer and indirect auto loans based on payment activity. Nonperforming loans are loans past due 90 days and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
December 31, 2023	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
(In Thousands of Dollars)
Performing	$839,744	$141,952	$234,439	$23,690	$9,159
Nonperforming	3,817	519	447	135	5
Total loans	$843,561	$142,471	$234,886	$23,825	$9,164

	Residential Real Estate		Consumer
December 31, 2022	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other

Performing	$472,335	$131,416	$204,248	$16,266	$7,712
Nonperforming	3,013	793	375	191	2
Total loans	$475,348	$132,209	$204,623	$16,457	$7,714

The following table presents total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$176,071	$250,364	$202,288	$128,800	$138,444	$338,829	$14,741	$1,249,537
Special mention	0	293	12,156	8,779	6,565	9,773	0	37,566
Substandard	0	0	3,972	18,232	3,982	20,627	684	47,497
Total commercial real estate loans	$176,071	$250,657	$218,416	$155,811	$148,991	$369,229	$15,425	$1,334,600

Commercial real estate current period gross write-offs	$0	$0	$0	$0	$145	$204	$0	$349

Commercial and industrial
Risk Rating
Pass	$90,807	$85,255	$40,444	$21,794	$9,736	$23,030	$63,698	$334,764
Special mention	0	141	355	21	0	0	129	646
Substandard	195	3,551	980	404	1,077	699	5,503	12,409
Total commercial loans	$91,002	$88,947	$41,779	$22,219	$10,813	$23,729	$69,330	$347,819

Commercial and industrial current period gross write-offs	$0	$178	$579	$11	$16	$394	$0	$1,178

Agricultural
Risk Rating
Pass	$36,314	$57,469	$29,807	$37,620	$20,020	$61,033	$16,483	$258,746
Special mention	0	0	0	0	0	0	17	17
Substandard	0	33	448	225	50	2,282	0	3,038
Total agricultural loans	$36,314	$57,502	$30,255	$37,845	$20,070	$63,315	$16,500	$261,801

Agricultural current period gross write-offs	$0	$15	$70	$3	$0	$6	$0	$94

Residential real estate
Risk Rating
Pass	$63,365	$171,587	$164,271	$132,022	$49,035	$245,980	$3,652	$829,912
Special mention	0	229	0	66	107	1,655	0	2,057
Substandard	37	104	510	2,546	353	8,042	0	11,592
Total residential real estate loans	$63,402	$171,920	$164,781	$134,634	$49,495	$255,677	$3,652	$843,561

Residential real estate current period gross write-offs	$52	$0	$49	$130	$0	$129	$0	$360

Home equity lines of credit
Risk Rating
Pass	$0	$19	$14	$44	$7	$1,911	$138,356	$140,351
Special mention	0	0	0	0	0	0	0	0
Substandard	0	26	13	82	44	1,856	99	2,120
Total home equity lines of credit	$0	$45	$27	$126	$51	$3,767	$138,455	$142,471

Home equity lines of credit current period gross write-offs	$0	$0	$0	$8	$0	$16	$0	$24

Consumer
Risk Rating
Pass	$77,977	$75,517	$34,754	$22,580	$12,344	$34,840	$9,002	$267,014
Substandard	54	125	175	188	133	186	0	861
Total consumer loans	$78,031	$75,642	$34,929	$22,768	$12,477	$35,026	$9,002	$267,875

Consumer current period gross write-offs	$44	$176	$93	$86	$32	$352	$149	$932

	Term Loans Amortized Cost Basis by Origination Year

As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial real estate
Risk Rating
Pass	$188,240	$174,841	$120,883	$138,342	$89,769	$256,103	$17,286	$985,464
Special mention	0	711	1,861	5,286	624	18,252	0	26,734
Substandard	0	18	256	1,968	267	10,952	1,163	14,624
Total commercial real estate loans	$188,240	$175,570	$123,000	$145,596	$90,660	$285,307	$18,449	$1,026,822

Commercial
Risk Rating
Pass	$100,368	$45,872	$34,110	$16,854	$13,574	$14,664	$56,970	$282,412
Special mention	0	197	0	0	0	0	580	777
Substandard	3,642	1,331	356	152	110	1,761	3,865	11,217
Total commercial loans	$104,010	$47,400	$34,466	$17,006	$13,684	$16,425	$61,415	$294,406

Agricultural
Risk Rating
Pass	$51,096	$36,376	$44,133	$23,661	$24,003	$45,490	$19,300	$244,059
Special mention	0	0	0	0	0	0	250	250
Substandard	0	379	235	72	0	2,146	30	2,862
Total agricultural loans	$51,096	$36,755	$44,368	$23,733	$24,003	$47,636	$19,580	$247,171

Residential real estate
Risk Rating
Pass	$83,951	$112,463	$76,095	$31,404	$22,918	$135,757	$3,956	$466,544
Special mention	0	0	70	118	76	93	0	357
Substandard	0	136	249	121	9	7,932	0	8,447
Total residential real estate loans	$83,951	$112,599	$76,414	$31,643	$23,003	$143,782	$3,956	$475,348

Home equity lines of credit
Risk Rating
Pass	$0	$10	$0	$0	$16	$1,394	$128,622	$130,042
Special mention	0	0	0	0	0	0	49	49
Substandard	0	13	137	20	0	1,848	100	2,118
Total home equity lines of credit	$0	$23	$137	$20	$16	$3,242	$128,771	$132,209

Consumer
Risk Rating
Pass	$98,530	$46,945	$32,284	$20,849	$10,918	$10,942	$7,302	$227,770
Special mention	0	0	0	0	0	0	0	0
Substandard	102	113	267	230	109	202	1	1,024
Total consumer loans	$98,632	$47,058	$32,551	$21,079	$11,027	$11,144	$7,303	$228,794

The Company follows ASU 2016-13 to calculate the allowance for credit losses which requires estimating credit losses over the lifetime of the credits. The ACL is adjusted through the provision for credit losses and reduced by net charge offs of loans. Although the Company has a diversified loan portfolio, the credit risk in the loan portfolio is largely influenced by general economic conditions and trends of the counties and markets in which the debtors operate, and the resulting impact on the operations of borrowers or on the value of any underlying collateral.

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

The probability of default portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, or is partially or wholly, charged-off. Typically, a one-year time period is used to asses PD. PD can be measured and applied using various risk criteria. Risk rating is one common way to apply PDs. Loss given default is to determine the percentage of loss by facility or collateral type. LGD estimates can sometimes be driven, or influenced, by product type, industry or geography. The Company uses PD/LGD primarily for commercial loan portfolios.

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

According to accounting standards, an entity may make an accounting policy election not to measure an allowance for credit losses for accrued interest receivable if the entity writes off the applicable accrued interest receivable balance in a timely manner. The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables for all loan segments. Current policy dictates that a loan will be placed on nonaccrual status, with the current accrued interest receivable balance being written off, upon the loan being 90 days delinquent or when the loan is deemed to be collateral dependent and the collateral analysis shows insufficient collateral coverage based on a current assessment of the value of the collateral.

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At December 31, 2023, the Company had $753 million in unfunded commitments and set aside $1.84 million in anticipated credit losses. At December 31, 2022, the Company had $603 million in unfunded commitments and set aside $1.4 million in anticipated credit losses. The $150 million increase in unfunded commitments and $435 thousand provision for anticipated credit losses is attributed to the Emclaire merger. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $34.4 million at December 31, 2023 and $27.0 million at December 31, 2022. The $7.4 million increase is attributed to the Emclaire merger that was partially offset by improvements in the Company's maximum loss rates that anchor the qualitative factors, reclassification of construction loans balances that were placed into their permanent loan pool, adjustments made to the Commercial Staffing qualitative factor and release of reserves related to loans transferred to held for sale.

Purchased Loans

As a result of the Emclaire merger, the Company acquired $740.7 million in loans.

2023
Par value of acquired loans at acquisition	$797,616
Net purchase discount	(55,958)
Allowance for credit losses of PCD loans	(999)
Purchase price of loans at acquisition	$740,659

Under ASC Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated ("PCD"). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2023, the Company acquired PCD loans with a fair value of $25.9 million, credit discount of $999 thousand and a noncredit discount of $5.5 million. The remaining discounts for all acquired PCD loans as of December 31, 2023 are $4.4 million. The outstanding balance at December 31, 2023 and related allowance on PCD loans is as follows (in thousands):

	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$430	$19
Non-owner Occupied	30,653	914
Farmland	9	0
Commercial
Commercial and industrial	2,229	158
Agricultural	149	9
Residential real estate
1-4 family residential	1,211	7
Home equity lines of credit	3	0
Total	$34,684	$1,107

NOTE 5 – Revenue from Contracts with Customers

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the years ended December 31, 2023, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2023
Service charges on deposit accounts	$0	$6,322	$6,322
Debit card and EFT fees	0	7,059	7,059
Trust fees	10,108	0	10,108
Insurance agency commissions	0	5,444	5,444
Retirement plan consulting fees	1,406	0	1,406
Investment commissions	0	1,978	1,978
Other (outside the scope of ASC 606)	0	9,544	9,544
Total noninterest income	$11,514	$30,347	$41,861

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2022
Service charges on deposit accounts	$0	$4,716	$4,716
Debit card and EFT fees	0	5,814	5,814
Trust fees	9,638	0	9,638
Insurance agency commissions	0	4,402	4,402
Retirement plan consulting fees	1,389	0	1,389
Investment commissions	0	2,183	2,183
Other (outside the scope of ASC 606)	8,375	7,685	16,060
Total noninterest income	$19,402	$24,800	$44,202

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2021
Service charges on deposit accounts	$0	$3,660	$3,660
Debit card and EFT fees	0	5,144	5,144
Trust fees	9,438	0	9,438
Insurance agency commissions	0	3,456	3,456
Retirement plan consulting fees	1,421	0	1,421
Investment commissions	0	2,276	2,276
Other	0	12,798	12,798
Total noninterest income	$10,859	$27,334	$38,193

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

Other potential situations surrounding the recognition of Farmers Insurance revenue include estimating potential refunds due to the likely cancellation of a percentage of customers cancelling their policies and recording revenue at the time of policy renewals.

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

Other – Income items included in “Other” are Bank owned life insurance income, security gains, net gains on the sale of loans and other operating income. There was a one-time legal settlement of $8.4 million in 2022. Any amounts within the scope of ASC 606 are deemed immaterial.

NOTE 6 – LOAN SERVICING

The Company has retained servicing rights to mortgage loans sold to both the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Bank (FHLB) of Pittsburgh. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end are as follows:

	2023	2022
Mortgage loan portfolios serviced for:
FHLMC	$544,140	$532,868
FHLB Pittsburgh	28,405	0
Ending balance	$572,545	$532,868

Custodial escrow balances maintained in connection with serviced loans were $4.8 million at December 31, 2023 and $4.4 million at December 31, 2022.

Mortgage servicing rights are recorded on the balance sheets as other assets. Activity for mortgage servicing rights for years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Servicing rights:
Beginning balance	$3,331	$3,403	$3,198
Additions	588	960	1,556
Acquired in merger	305	0	0
Amortization to expense	(735)	(1,015)	(1,351)
Total servicing rights before valuation allowance	$3,489	$3,348	$3,403
Change in valuation allowance	(37)	(17)	0
Ending balance	$3,452	$3,331	$3,403

Fair value at year end 2023 was determined using discount rates ranging from 9% to 11% and prepayment speeds ranging from 100 PSA to 418 PSA (Public Securities Association Standard Prepayment Model), depending on the stratification of the specific mortgage servicing right. Fair value at year end 2022 was determined using discount rates ranging from 9% to 11% and prepayment speeds ranging from 105 PSA to 326 PSA, depending on the stratification of the specific mortgage servicing right.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. The Company’s service provider uses a leading evaluation pricing service for U.S. domestic fixed income securities and values securities using exit pricing requirements. The Company independently corroborates the fair value received through this pricing service by obtaining the pricing through a second source. The fair values for investment securities, which consist of equity securities that are recorded at fair value to comply with exit pricing, are determined by quoted market prices in active markets, if available (Level 1). The equity securities change in fair value is recorded in the income statement. For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, prepayment speeds, credit risks and default rates. The inputs used are principally derived from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any, market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.

At December 31, 2023, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

Loans Held For Sale, at Fair Value

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors (Level 2).

Mortgage Banking Derivatives

The fair value of mortgage banking derivatives are calculated using derivative valuation models that utilize quoted prices for similar assets adjusted for the specific attributes of the commitments and other observable market data at the valuation date. (Level 2).

Loan Servicing Rights

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount at the end of each quarter. If the carrying amount of an individual tranche exceeds the fair value then an impairment is recorded on that tranche so that the servicing asset is carried at fair value. The calculation of the fair value is performed by an independent third party and the model uses factors such as the interest rate, prepayment speeds and other default rate assumptions that market participants would use in estimating the future net servicing income that can be validated against available market data (Level 2).

Interest Rate Swaps

The Company periodically enters into interest rate swap agreements with its commercial customers who desire a fixed rate loan term that is longer than the Company is willing to extend. The Company enters into a reciprocal swap agreement with a third party that offsets the interest rate risk from the interest rate extended to the customer. The fair value of these interest rate swap derivative instruments is calculated by an independent third party and are based upon valuation models that use observable market data as of the measurement date. (Level 2).

The Company also entered into a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the company’s state and political subdivision municipal bond portfolio. The Company uses an independent third party to perform a market valuation analysis for this derivative (Level 2).

Collateral Dependent Loans

Fair value estimates of collateral dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated costs to sell. Loans carried at fair value generally receive individual allocations of the allowance for credit losses in 2022 and 2023. For collateral dependent loans, fair value is commonly based on recent real estate appraisals or in quoted sales price in certain instances. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Adjustments to a quoted price are routinely made to factor in data that affect the marketability of the collateral. Such adjustments, in both instances, are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. These loans are evaluated on a quarterly basis and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2023 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$127,955	$0	127,955	$0
State and political subdivisions	556,169	0	556,169	0
Corporate bonds	18,275	0	16,935	1,340
Mortgage-backed securities-residential	520,386	0	520,386	0
Collateralized mortgage obligations	73,999	0	73,999	0
Small Business Administration	2,917	0	2,917	0
Total investment securities	$1,299,701	$0	$1,298,361	$1,340
Equity securities	$226	$226	$0	$0
Loans held for sale	3,711	0	3,711	0
Interest rate swaps	4,191	0	4,191	0
Interest rate lock commitments	109	0	109	0
Financial Liabilities
Interest rate swaps	$4,191	$0	$4,191	$0
Fair value hedge derivative	836	0	836	0
Mortgage banking derivative	14	0	14	0

	Fair Value Measurements at December 31, 2022 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$128,096	$0	$128,096	$0
State and political subdivisions	530,080	0	530,080	0
Corporate bonds	3,879	0	3,879	0
Mortgage-backed securities-residential	555,142	0	555,141	1
Collateralized mortgage obligations	47,354	0	47,354	0
Small Business Administration	3,474	0	3,474	0
Equity securities
Equity securities at fair value	196	196	0	0
Other equity investments measured at net asset value	15,048	n/a	n/a	n/a
Total investment securities	$1,283,269	$196	$1,268,024	$1
Loans held for sale	$858	$0	$858	$0
Interest rate swaps	5,503	0	5,503	0
Mortgage banking derivative	31	0	31	0
Financial Liabilities
Interest rate swaps	$5,503	$0	$5,503	$0

There were no significant transfers between Level 1 and Level 2 during 2023 or 2022.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Investment Securities Available-for-sale (Level 3)
	2023	2022	2021
Beginning Balance	$1	$3	$4
Transfers between levels	0	0	0
Acquired and/or purchased	1,600	0	0
Discount accretion (premium amortization)	48	0	0
Repayments, calls and maturities	(401)	(2)	(1)
Changes to unrealized gains (losses)	92	0	0
Ending Balance	$1,340	$1	$3

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2023 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial real estate
Non-Owner occupied	$838	$0	$0	$838
Commercial	267	0	0	267
1–4 family residential	1,547	0	0	1,547
Mortgage servicing rights	210	0	0	210

	Fair Value Measurements
	at December 31, 2022 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial real estate
Non-Owner occupied	$746	$0	$0	$746
Commercial	395	0	0	395
1–4 family residential	74	0	0	74

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2023 and 2022:

December 31, 2023	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Individually Evaluated
Commercial real estate	$838	Income approach	Adjustment for difference between cap rates of comparable sales	(49.65%) - 46.77% (16.63%)
Commercial	267	Quoted price for collateral	Offer price	64.38%
Residential	1,547	Sales comparison	Adjustment for differences between comparable sales	(5.39%) - (2.11%) (2.67%)

December 31, 2022	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Individually Evaluated
Commercial real estate	$746	Quoted price for collateral	Offer price	7.45%
Commercial	395	Quoted price for collateral	Offer price	43.00%
Residential	74	Sales comparison	Adjustment for differences between comparable sales	(13.77%) - (5.68%) (13.77%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not previously presented, at December 31, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements at December 31, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$103,658	$28,896	$74,762	$0	$103,658
Regulatory stock	20,197	n/a	n/a	n/a	n/a
Loans, net	3,163,687	0	0	3,015,732	3,015,732
Financial liabilities
Deposits	4,177,386	3,452,104	719,497	0	4,171,601
Short-term borrowings	355,000	0	355,000	0	355,000
Long-term borrowings	88,663	0	70,893	0	70,893

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$75,551	$21,395	$54,156	$0	$75,551
Regulatory stock	18,200	n/a	n/a	n/a	n/a
Loans, net	2,377,772	0	0	2,330,164	2,330,164
Financial liabilities
Deposits	3,561,768	2,999,188	561,292	0	3,560,480
Short-term borrowings	95,000	0	95,000	0	95,000
Long-term borrowings	88,211	0	73,566	0	73,566

NOTE 8 – PREMISES AND EQUIPMENT

Year-end premises and equipment owned and utilized in the operations of the Company were as follows:

	2023	2022
Land	$10,134	$6,200
Buildings	40,291	30,296
Furniture, fixtures and equipment	20,281	18,474
Leasehold Improvements	3,440	1,347
	74,146	56,317
Less accumulated depreciation	(29,782)	(25,553)
Net book value	$44,364	$30,764

Depreciation expense was $3.4 million for year ended December 31, 2023, $2.5 million for the year ended December 31, 2022 and $1.8 million for the year ended December 31, 2021.

NOTE 9 – LEASES

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers and copiers. The leases have remaining lease terms of up to 17.6 years, some of which include options to extend the lease for up to 15 years and some of which include options to terminate the lease in June of 2024. The lease on office equipment, which includes leased printers and copiers, expired in December, 2023. A new lease agreement for office equipment was entered into in November of 2023, effective January 2024, with a new supplier. The initial right of use asset and lease liability recorded for this new lease was $557 thousand.

The right of use asset and lease liability were $8.8 million and $9.0 million as of December 31, 2023, respectively, and $8.4 million and $8.8 million as of December 31, 2022, respectively. The right of use asset is included in other assets and the lease liability is included in other liabilities on the balance sheet.

Lease expense for the year ended December 31, 2023 and 2022 was $1.2 million and $985 thousand, respectively. The weighted-average remaining lease term for all leases was 10.97 years as of December 31, 2023. The weighted-average discount rate was 2.99% for all leases as of December 31, 2023.

On January 1, 2023, the Company performed a valuation of Emclaire’s leases to determine an initial right of use asset (ROU asset) and lease liability in connection with the Merger. The Company recorded and initial ROU asset and lease liability of $1.3 million for these leases.

Maturities of lease liabilities are as follows as of December 31, 2023:

2024	$1,175
2025	1,092
2026	975
2027	898
2028	917
Thereafter	5,659
Total Payments	10,716
Less: Imputed Interest	(1,738)
Total	$8,978

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchases of Emlenton in January 2023, Champion Insurance in July 2022 and other past acquisitions totaled $167.4 million at December 31, 2023 and $94.6 million at December 31, 2022. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting units is determined using a combination of a discounted cash flow method and a market approach method. Results of the assessment as of September 30, 2023, indicated no goodwill impairment. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible:
Customer relationship intangibles	$7,210	$(6,953)	$7,210	$(6,793)
Non-compete contracts	457	(413)	457	(401)
Trade Name	1,126	(440)	1,126	(409)
Core deposit intangible	32,115	(10,260)	12,866	(7,030)
Total	$40,908	$(18,066)	$21,659	$(14,633)

Aggregate intangible amortization expense was $3.4 million for 2023, $2.0 million for 2022 and $1.4 million for 2021.

Estimated amortization expense for each of the next five years and thereafter:

2024	$2,872
2025	2,806
2026	2,710
2027	2,596
2028	2,586
Thereafter	9,272
Total	$22,842

NOTE 11 - DEPOSITS

Following is a summary of year-end deposits:

	2023	2022
Noninterest-bearing demand	$1,026,630	$896,957
Interest-bearing demand	1,362,609	1,224,884
Money market	593,975	435,369
Savings	468,890	441,978
Brokered time deposits	0	138,051
Certificates of deposit	725,282	424,529
Total	$4,177,386	$3,561,768

Time deposits of $250 thousand or more were $258.2 million and $135.7 million at year-end 2023 and 2022, respectively.

Following is a summary of scheduled maturities of brokered deposits and certificates of deposit during the years following December 31, 2023:

2024	$656,154
2025	32,302
2026	20,007
2027	5,569
2028	4,302
Thereafter	6,948
Total	$725,282

NOTE 12 – SHORT-TERM BORROWINGS

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") of $70.0 million at December 31, 2023 and $95.0 million at December 31, 2022. The interest rate on these borrowings was 5.41% at December 31, 2023 and 4.37% at December 31, 2022. Both of these short-term borrowings were borrowed using the FHLB's overnight repurchase advance program, as this product allows the most flexibility to meet the Bank's varying liquidity needs. These FHLB advances are secured by pledged assets which are described in the following Long-Term Borrowings footnote.

The Bank also had $285.0 million in short-term borrowings at December 31, 2023, which mature in December 2024. The interest rate on this borrowing is fixed at 4.83%. The borrowings are secured by securities with a par value of $298.1 million. The Bank did not have any of these borrowings at December 31, 2022.

The Bank has access to a line of credit for $25.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no borrowings under this line at December 31, 2023 and 2022.

Farmers has one unsecured revolving line of credit for $5.0 million. This line can be renewed annually and has an interest rate of prime with a floor of 3.5%. There was no outstanding balance on this line at both December 31, 2023 and 2022.

NOTE 13 – LONG-TERM BORROWINGS

There were no long-term advances from the FHLB at either December 31, 2023 or December 31, 2022.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.6 billion at year-end 2023 and $1.2 billion at year-end 2022. Based on this collateral, the Bank is eligible to borrow an additional $819.5 million at December 31, 2023.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month LIBOR rate. The rate at December 31, 2023 was 7.10% and the rate at December 31, 2022 was 6.22%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month LIBOR rate. The rate at December 31, 2023 and 2022, was 7.45% and 6.57%, respectively.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the "junior subordinated debt securities") held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month LIBOR rate. The rate at December 31, 2023 and 2022, was 7.35% and 6.47%, respectively.

In all three instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value of $75 million less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at December 31, 2023 and 2022:

	2023	2022
	Amount	Amount
TSEO Statutory Trust I	$2,521	$2,472
Maple Leaf Financial Statutory Trust II	7,740	7,517
Cortland Statutory Trust I	4,382	4,327
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$14,643	$14,316
Subordinated debentures	74,020	73,895
Total long-term borrowings	$88,663	$88,211

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2023		2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments and unused lines of credit	$150,697	$647,843	$111,889	$513,614

Commitments to make loans are generally made for periods of 30 days or less. Commitments and fixed rate unused lines of credit have interest rates ranging from 2.5% to 21.90% at December 31, 2023 and 2.375% to 21.90% at December 31, 2022.

Standby letters of credit are considered financial guarantees. The standby letters of credit have a contractual value of $6.8 million at December 31, 2023 and $8.8 million at December 31, 2022. The carrying amount of these items is not material to the balance sheet.

Additionally, the Company has committed up to a $20.2 million subscription in SBIC investment funds. At December 31, 2023, the Company had invested $16.4 million in these funds.

NOTE 15 – STOCK BASED COMPENSATION

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan has replaced the 2017 Plan. There were 105,891 service time based share awards and 102,750 performance based share awards granted under the 2022 Plan during the year ended December 31, 2023, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2025. As of December 31, 2023, 734,859 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $2.6 million for 2023, $1.8 million for 2022 and $1.2 million for 2021, respectively. As of December 31, 2023, there was $3.2 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.2 years.

The following is the activity under the Plan during 2023:

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	193,015	$16.69	137,369	$15.85
Granted	105,891	10.63	102,750	14.16
Vested	(41,401)	12.78	(30,635)	14.35
Forfeited	(3,729)	14.65	0	0.00
Ending balance - non-vested shares	253,776	$14.97	209,484	$15.01

The following is the activity under the Plan during 2022:

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	99,564	$16.13	158,988	$14.40
Granted	132,268	16.63	56,724	17.25
Vested	(35,817)	15.79	(65,481)	17.48
Forfeited	(3,000)	13.68	(12,862)	14.74
Ending balance - non-vested shares	193,015	$16.69	137,369	$15.85

The 72,036 shares that vested in 2023 had a weighted average fair value of $13.45 per share. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $969 thousand, $1.7 million and $1.2 million, respectively.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of December 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is 2.5% for the years of 2023 and 2022. The buffer requires an additional capital amount of $92.4 million at year-end 2023 and an additional $73.5 million at year-end 2022. Excluding the additional buffer,

Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank and Farmers Trust. The Bank and Farmers Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively. The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years. At the conclusion of 2023, the Bank could, without prior approval, declare dividends of approximately $61.2 million plus any 2024 net profits retained to the date of the dividend declaration. In order to practice trust powers, Farmers Trust must maintain minimum capital of $3 million. Farmers Trust would also be able to, without prior approval, declare dividends of $753 thousand plus any 2024 net profits retained to the date of the dividend declaration.

Actual and required capital amounts (not including the capital conservation buffer) and ratios are presented below at year-end:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2023
Common equity tier 1 capital ratio
Consolidated	$392,244	10.61%	$166,303	4.5%	N/A	N/A
Bank	411,304	11.15%	165,996	4.5%	239,772	6.5%
Total risk based capital ratio
Consolidated	519,684	14.06%	295,650	8.0%	N/A	N/A
Bank	447,584	12.13%	295,104	8.0%	368,881	10.0%
Tier I risk based capital ratio
Consolidated	410,244	11.10%	221,737	6.0%	N/A	N/A
Bank	411,304	11.15%	221,328	6.0%	295,104	8.0%
Tier I leverage ratio
Consolidated	410,244	8.02%	204,598	4.0%	N/A	N/A
Bank	411,304	8.07%	203,989	4.0%	254,986	5.0%

2022
Common equity tier 1 capital ratio
Consolidated	$403,307	13.71%	$132,349	4.5%	N/A	N/A
Bank	372,679	12.71%	131,968	4.5%	190,620	6.5%
Total risk based capital ratio
Consolidated	523,285	17.79%	235,288	8.0%	N/A	N/A
Bank	399,657	13.62%	234,609	8.0%	293,262	10.0%
Tier I risk based capital ratio
Consolidated	421,307	14.32%	176,466	6.0%	N/A	N/A
Bank	372,679	12.71%	175,957	6.0%	234,609	8.0%
Tier I leverage ratio
Consolidated	421,307	9.84%	171,233	4.0%	N/A	N/A
Bank	372,679	8.76%	170,245	4.0%	212,807	5.0%

NOTE 17 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan (the “Savings Plan”). All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Savings Plan. Under the terms of the Savings Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code. The Company matches 50% of the participants’ voluntary contributions up to 6% of gross wages. In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Savings Plan. Total expense was $1.0 million, $870 thousand and $814 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company has a profit sharing plan to provide associates not participating in a current incentive plan a vehicle for sharing in the success of the Company outside of existing wages and non-monetary benefits. Under the terms of the plan, no profit sharing was earned for 2023. During 2022 and 2021, a 2% award of annual compensation was approved for associates. The expense was $207 thousand for the year ended December 31, 2022, $268 thousand for the year ended December 31, 2021.

The Company maintains a deferred compensation plan for certain retirees. Expense under this plan was $5 thousand for year ended December 31, 2023 and 2022. The expense was $6 thousand for the year ended December 31, 2021. The liability under the deferred compensation plan at December 31, 2023 was $71 thousand and $83 thousand at December 31, 2022.

The Company has a nonqualified deferred compensation plan for a select group of management or highly compensated, eligible individuals. Under the terms of the plan, eligible individuals may elect to defer receipt of their compensation to a later taxable year. The Company has recorded both an asset and liability of equal amount that represents the amount of contributions and the payable due to the participants in the plan. The recorded asset and liability was $3.4 million and $2.5 million at years ended December 31, 2023 and 2022, respectively.

As part of the NBOH acquisition the Company has a director retirement and death benefit plan for the benefit of prior members of the Board of Directors of NBOH. The plan is designed to provide an annual retirement benefit to be paid to each director upon retirement from the Board and attaining age 70. There are no additional benefits or participants being added to the plan and the liability recorded at December 31, 2023 and 2022 was $751 thousand and $799 thousand, respectively. The benefit payment upon satisfying the plan’s requirements is a benefit to the qualifying director until death or a maximum of 15 years. An expense under the plan of $36 thousand was recorded in 2023 and a benefit was recognized under this plan of $105 thousand in 2022 and $11 thousand in 2021.

As part of the Cortland acquisition, the Company has supplemental retirement benefit plans for the benefit of certain officers and non-officer directors. The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. Director Retirement Agreements provide for a benefit of $10 thousand annually on, or after, the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement. The Company accrued the cost of these post-retirement benefits during the working careers of the officers and directors. At December 31, 2023, the accumulated liability for these benefits totaled $1.0 million, with $870 thousand accrued for the officers’ plan and $148 thousand for the directors’ plan. At December 31, 2022, the accumulated liability for these benefits totaled $1.1 million, with $919 thousand accrued for the officers’ plan and $143 thousand for the directors’ plan. Expense recognized for these plans was $37 thousand in 2023, $87 thousand in 2022 and $11 thousand in 2021. Benefits expected to be paid in 2024 are $81 thousand.

To fund the above obligations, the Company has insurance contracts on the lives of the participants and directors in the supplemental retirement benefit plans with the Company as the beneficiary. In the case of directors and a small group of employee participants, postretirement split dollar life insurance coverage was accrued for during the service years. The liability at December 31, 2023 is $231 thousand and the benefit recorded was $7 thousand in 2023, $5 thousand in 2022 and $31 thousand in 2021.

As part of the Emclaire acquisition, the Company maintains a SERP to provide certain additional retirement benefits to participating officers. The SERP is subject to certain vesting provisions and provides that the officers shall receive a supplemental retirement benefit if the officer’s employment is terminated after reaching the normal retirement age of 65, with benefits also payable upon death, disability, a change of control or a termination of employment prior to normal retirement age. At December 31, 2023, the accumulated liability for these plans totaled $846 thousand. Benefit recognized for these plans was $37 thousand in 2023. Benefits expected to be paid in 2024 are $62 thousand.

NOTE 18 – INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2023	2022	2021
Current expense	$9,230	$10,885	$10,794
Deferred expense (benefit)	(464)	1,353	(524)
Totals	$8,766	$12,238	$10,270

Effective tax rates differ from the federal statutory rate of 21% that were applied to income before income taxes due to the following:

	2023	2022	2021
Statutory tax	$12,327	$15,295	$13,026
Effect of nontaxable interest	(2,040)	(2,591)	(2,274)
Bank owned life insurance, net	(513)	(380)	(273)
Tax credit investments	(366)	(194)	(200)
Effect of nontaxable insurance premiums	(404)	(318)	(322)
Stock compensation	41	(63)	(9)
Other	(279)	489	322
Actual tax	$8,766	$12,238	$10,270

Deferred tax assets (liabilities) are comprised of the following:

	2023	2022
Deferred tax assets:
Allowance for credit losses	$7,235	$5,665
Net unrealized loss on securities available for sale	45,599	55,962
Net unrealized loss on swap derivative	269	0
Basis in investment securities	6,976	0
Purchase accounting adjustments	4,147	0
Deferred and accrued compensation	2,060	1,748
Deferred loan fees and costs	0	275
Nonaccrual loan interest income	659	648
Restricted stock	795	501
Lease liabilities	2,164	1,841
Other	198	0
Gross deferred tax assets	$70,102	$66,640

Deferred tax liabilities:
Depreciation and amortization	$(1,701)	$(1,485)
Federal Home Loan Bank dividends	0	(904)
Purchase accounting adjustments	0	(1,862)
Mortgage servicing rights	(725)	(700)
Prepaid expenses	(41)	(365)
Lease right of use asset	(2,116)	(1,766)
Other	0	(234)
Gross deferred tax liabilities	(4,583)	(7,316)
Net deferred tax asset	$65,519	$59,324

No valuation allowance for deferred tax assets was recorded at December 31, 2023 and 2022.

At December 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2020. The tax years 2020—2022 remain open to examination by the U.S. taxing authority.

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2023 and 2022.

	Net unrealized holding gains (losses) on available for sale securities	Reclassification adjustment for (gains) losses realized in income on fair value hedge	Change in funded status of post-retirement plan	Total
December 31, 2023
Beginning balance	$(210,489)	$0	$(1)	$(210,490)
Other comprehensive income (loss) before reclassification	38,557	0	(1)	38,556
Amounts reclassified from accumulated other comprehensive income (loss)	393	(1,013)	0	(620)
Net current period other comprehensive income (loss)	38,950	(1,013)	(1)	37,936
Ending balance	$(171,539)	$(1,013)	$(2)	$(172,554)

December 31, 2022
Beginning balance	$9,293	$0	$2	$9,295
Other comprehensive (loss) before reclassification	(220,110)	0	(3)	(220,113)
Amounts reclassified from accumulated other comprehensive income	328	0	0	328
Net current period other comprehensive (loss)	(219,782)	0	(3)	(219,785)
Ending balance	$(210,489)	$0	$(1)	$(210,490)

Amounts reclassified out of each component of accumulated other comprehensive income (loss) were not material for the years ended December 31, 2023, 2022, and 2021.

NOTE 20 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2023 and 2022 were as follows:

	2023	2022
Beginning balance	$10,491	$11,074
New loans	4,404	983
Repayments	(1,941)	(1,566)
Ending balance	$12,954	$10,491

Deposits from principal officers, directors, and their affiliates at year-end 2023 and 2022 were $13.4 million and $18.3 million.

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2023	2022	2021
Basic EPS
Net income	$49,932	$60,597	$51,844
Weighted average shares outstanding	37,384,122	33,844,945	29,167,357
Basic earnings per share	$1.34	$1.79	$1.78
Diluted EPS
Net income	$49,932	$60,597	$51,844
Weighted average shares for basic earnings per share	37,384,122	33,844,945	29,167,357
Average unvested restricted stock awards	114,147	83,994	112,430
Weighted average shares for diluted earnings per share	37,498,269	33,928,939	29,279,787
Diluted earnings per share	$1.33	$1.79	$1.77

There were 194,599, 201,080 and 55,128 restricted stock awards that were considered anti-dilutive at year-end 2023, 2022 and 2021, respectively.

NOTE 22 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $63.9 million and fair value of $4.2 million in other assets and $4.2 million in other liabilities at December 31, 2023. At December 31, 2022 the Company had interest rate swaps associated with commercial loans with a notional value of $71.9 million and fair value of $5.5 million in other assets and $5.5 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the years ended December 31, 2023 and 2022.

Interest Rate Swap Designated as a Fair Value Hedge

The Company has one interest rate swap with a notional amount of $100.0 million as of December 31, 2023 and it is designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the company’s state and political subdivision municipal bond portfolio. The gross aggregate fair value of the swap of $(836) thousand is recorded as a $1.3 million mark to market adjustment in other liabilities, and $425 thousand recorded to other assets for the accrued interest receivable in the Consolidated Balance Sheets at December 31, 2023. The Company expects the hedge to remain in effect for the remaining term of the swap, which matures August 2026. A summary of the interest rate swap designated as a fair value hedge is presented below:

December 31, 2023

Notional amount fair value hedge	$100,000
Fixed pay rates	4.35%
Variable SOFR receive rates	5.38%
Remaining maturity (in years)	2.6
Fair value	$(836)

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. Effective May 2022, the Company began the practice of entering into forward commitments for the future delivery of residential mortgage loans when the interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships.

The net gains (losses) relating to non-designated derivative instruments used for risk management are included in Net Gains on Sale of Loans on the Consolidated Statements of Income and are summarized below for the years ended December 31:

	2023	2022	2021

Forward sales contracts	$(45)	$362	$0
Interest rate lock commitments	87	21	423

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as on December 31:

	2023		2022
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other assets:
Forward sales contracts	$0	$0	$4,300	$30
Interest rate lock commitments	7,400	109	4,900	21
Total included in other assets	$7,400	$109	$9,200	$51

Included in other liabilities:
Forward sales contracts	$3,300	$(14)	$0	$0

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

Significant segment totals are reconciled to the financial statements as follows:

December 31, 2023	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Assets
Goodwill and other intangibles	$5,680	$188,871	$(4,263)	$190,288
Total assets	$15,845	$5,065,150	$(2,645)	$5,078,350

December 31, 2022	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Goodwill and other intangibles	$5,739	$100,190	$(4,263)	$101,666
Total assets	$14,383	$4,064,112	$3,705	$4,082,200

For year ended 2023	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$257	$141,444	$(3,915)	$137,786
Provision for credit losses and unfunded loans	0	9,153	0	9,153
Service fees, security gains and other noninterest income	11,615	31,434	(1,188)	41,861
Noninterest expense	7,122	96,705	642	104,469
Amortization and depreciation expense	90	6,786	451	7,327
Income before taxes	4,660	60,234	(6,196)	58,698
Income tax	980	9,386	(1,600)	8,766
Net Income	$3,680	$50,848	$(4,596)	$49,932

For year ended 2022	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$172	$127,353	$(3,359)	$124,166
Provision for loan losses and unfunded loans	0	1,122	0	1,122
Service fees, security gains and other noninterest income	19,535	25,304	(637)	44,202
Noninterest expense	8,635	79,987	890	89,512
Amortization and depreciation expense	110	4,336	453	4,899
Income before taxes	10,962	67,212	(5,339)	72,835
Income tax	2,301	11,277	(1,340)	12,238
Net Income	$8,661	$55,935	$(3,999)	$60,597

For year ended 2021	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
Net interest income	$134	$108,726	$(870)	$107,990
Provision for loan losses and unfunded loans	0	4,893	0	4,893
Service fees, security gains and other noninterest income	11,045	27,347	(199)	38,193
Noninterest expense	6,854	68,194	589	75,637
Amortization and depreciation expense	262	2,931	346	3,539
Income before taxes	4,063	60,055	(2,004)	62,114
Income tax	852	10,023	(605)	10,270
Net Income	$3,211	$50,032	$(1,399)	$51,844

Bank segment includes Farmers Insurance and Investment.

NOTE 24 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only). This information should be read in conjunction with the consolidated financial statements and related notes.

December 31,	2023	2022
BALANCE SHEETS
Assets:
Cash	$57,071	$104,497
Investment in subsidiaries
Bank	424,393	261,631
Farmers Trust	13,431	13,598
Captive	0	2,722
Other investments	424	600
Total assets	$495,319	$383,048

Liabilities:
Other liabilities	$2,241	$2,542
Subordinated debt	88,663	88,211
Total liabilities	90,904	90,753
Total stockholders' equity	404,415	292,295
Total liabilities and stockholders' equity	$495,319	$383,048

STATEMENTS OF INCOME
Years ended December 31,	2023	2022	2021
Income:
Dividends from subsidiaries
Bank	$20,000	$30,000	$45,620
Farmers Trust	4,000	8,000	2,800
Captive Insurance	0	1,400	1,135
Interest and dividends on securities	44	0	11
Security gains/(losses)	0	0	130
Total Income	24,044	39,400	49,696
Interest on borrowings	4,086	3,428	918
Other expenses	4,109	3,451	2,792
Income before income tax benefit and undistributed subsidiary income	15,849	32,521	45,986
Income tax benefit	1,624	1,345	611
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	30,848	25,935	4,412
Farmers Trust	(320)	662	412
Captive	1,931	134	423
Net Income	$49,932	$60,597	$51,844

Comprehensive Income	$87,868	$(159,188)	$39,107

STATEMENTS OF CASH FLOWS
Years ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net income	$49,932	$60,597	$51,844
Adjustments to reconcile net income to net cash from operating activities:
Dividends in excess of net income (Equity in undistributed net income of subsidiaries)	(32,459)	(26,731)	(5,247)
Other	5,481	559	6,846
Net cash from operating activities	22,954	34,425	53,443

Cash flows from investing activities:
Net cash paid in business combinations	(33,440)	0	(29,618)
Net cash from investing activities	(33,440)	0	(29,618)

Cash flows from financing activities:
Proceeds from long term borrowings	0	0	73,749
Repurchase of common shares	(11,544)	0	(164)
Cash dividends paid	(25,396)	(22,004)	(14,072)
Net cash from financing activities	(36,940)	(22,004)	59,513
Net change in cash and cash equivalents	(47,426)	12,421	83,338

Beginning cash and cash equivalents	104,497	92,076	8,738
Ending cash and cash equivalents	$57,071	$104,497	$92,076

NOTE 25 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2023 and 2022, the balance of the investment for qualified affordable housing projects was $17.9 million and $13.6 million. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $12.6 million and $9.1 million at December 31, 2023 and 2022. The Company expects to fulfill these commitments during the year ending 2037.

During the years ended December 31, 2023 and 2022, the Company recognized amortization of expense of $1.7 million and $1.3 million, respectively, which was included within income tax expense on the consolidated statements of income.

Additionally, during the years ended December 31, 2023 and 2022, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $2.2 million and $1.1 million, respectively. During the years ended December 31, 2023 and 2022, the Company did not incur impairment losses related to its investment in affordable housing tax credits.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K for the period ended December 31, 2023, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2023 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2023, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

Crowe LLP ("Crowe"), the Company’s registered public accounting firm (U.S. PCAOB Auditor Firm I.D.: 173), has audited the Company’s internal control over financial reporting as of December 31, 2023. The audit report by Crowe is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

During the year ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).”).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 18, 2024 (the “2024 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2024 Annual Meeting to be filed with the Commission (“2024 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the disclosure included under the caption “Information About Our Executive Officers” at the end of “Item 1. Business” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2024 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in the 2024 Proxy Statement. These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2023 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2024 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2024 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Equity Compensation Plan Information” in the 2024 Proxy Statement of the Company.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2024 Proxy Statement of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2024 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2024 Proxy Statement.

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

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).
4.1	Description of Capital Stock. (filed herewith)
4.2	Form of 3.125% Fixed to Floating Rate Subordinated Note Due 2031 (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 17, 2021).
10.1*	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 24, 2011).
10.2*	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).
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

10.7*

Farmers National Banc Corp. 2021 Form of Performance-based Equity Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.8*

Farmers National Banc Corp. 2021 Form of Service-based Restricted Stock Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

Exhibit Number	Description
10.9*

Farmers National Banc Corp. 2021 Form of Performance-based Cash Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.10*

Farmers National Banc Corp. 2022 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.11*

Farmers National Banc Corp. 2022 Form of Performance-based Equity Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.12*

Farmers National Banc Corp. 2022 Form of Service-based Restricted Stock Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.13*

Farmers National Banc Corp. 2022 Form of Performance-based Cash Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.14*

Farmers National Banc Corp. 2023 Form of Notice of Grant of Long-term Incentive Plan Awards under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.15*

Farmers National Banc Corp. 2023 Form of Performance-based Equity Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.16*

Farmers National Banc Corp. 2023 Form of Service-based Restricted Stock Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.17*

Farmers National Banc Corp. 2023 Form of Performance-based Cash Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

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

10.24*	Form of Senior Executive Change in Control Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2021).
10.25*	Form of Executive Change in Control Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2021).

Exhibit Number	Description
10.26*

Form of Subordinated Note Purchase Agreement by and between Farmers National Banc Corp. and the several Purchasers named therein, dated November 17, 2021 (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 17, 2021).

21	Subsidiaries of Farmers (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney of Directors and Executive Officers (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
97.1	Policy relating to recovery of erroneously awarded compensation. (filed herewith).
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

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
Kevin J. Helmick, President and Chief Executive Officer March 7, 2024

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	March 7, 2024
Kevin J. Helmick	(Principal Executive Officer)
/s/ Troy Adair	Executive Vice President, Secretary and Chief Financial Officer	March 7, 2024
Troy Adair	(Principal Financial Officer)
/s/ Joseph W. Sabat*	Chief Accounting Officer	March 7, 2024
Joseph W. Sabat	(Principal Accounting Officer)
/s/ Gregory C. Bestic*	Director	March 7, 2024
Gregory C. Bestic
/s/ Anne Frederick Crawford*	Director	March 7, 2024
Anne Frederick Crawford
/s/ Carl D. Culp*	Director	March 7, 2024
Carl D. Culp
/s/ Neil J. Kaback*	Director	March 7, 2024
Neil J. Kaback
/s/ Ralph D. Macali*	Director	March 7, 2024
Ralph D. Macali
/s/ Frank J. Monaco*	Director	March 7, 2024
Frank J. Monaco
/s/ Terry A. Moore*	Chairman of the Board	March 7, 2024
Terry A. Moore
/s/ Edward W. Muransky*	Director	March 7, 2024
Edward W. Muransky
/s/ David Z. Paull*	Director	March 7, 2024
David Z. Paull
/s/ Gina A. Richardson*	Director	March 7, 2024
Gina A. Richardson
/s/ Richard B. Thompson*	Director	March 7, 2024
Richard B. Thompson

/s/ André Thornton*	Director	March 7, 2024
André Thornton
/s/ Nicholas D. Varischetti*	Director	March 7, 2024
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