Form 10-Q
period 2024-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2024-05-09
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2024
Common Stock, No Par Value	37,549,948 shares

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$22,965	$28,896
Federal funds sold and other	125,665	74,762
TOTAL CASH AND CASH EQUIVALENTS	148,630	103,658
Securities available for sale (Amortized cost $1,504,331 in 2024 and $1,516,841 in 2023)	1,270,149	1,299,701
Other investments	34,619	35,311
Loans held for sale, at fair value	1,854	3,711
Loans	3,181,318	3,198,127
Less allowance for credit losses	33,159	34,440
NET LOANS	3,148,159	3,163,687
Premises and equipment, net	45,109	44,364
Goodwill	167,446	167,446
Other intangibles, net	22,153	22,842
Bank owned life insurance	100,189	99,482
Affordable housing investments	17,486	17,893
Other assets	124,216	120,255
TOTAL ASSETS	$5,080,010	$5,078,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$977,475	$1,026,630
Interest-bearing	3,220,650	3,150,756
Brokered time deposits	0	0
TOTAL DEPOSITS	4,198,125	4,177,386
Short-term borrowings	345,000	355,000
Long-term borrowings	88,777	88,663
Other liabilities	51,082	52,886
TOTAL LIABILITIES	4,682,984	4,673,935
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized; 39,321,709 shares issued in 2024 and 2023; 37,545,864 and 37,502,773 shares outstanding, respectively	364,843	365,305
Retained earnings	241,628	236,757
Accumulated other comprehensive (loss)	(184,954)	(172,554)
Treasury stock, at cost; 1,775,845 and 1,818,936 shares in 2024 and 2023, respectively	(24,491)	(25,093)
TOTAL STOCKHOLDERS' EQUITY	397,026	404,415
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,080,010	$5,078,350

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31, 2024	March 31, 2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$45,016	$40,856
Taxable securities	6,415	6,550
Tax exempt securities	2,635	2,841
Dividends	362	376
Federal funds sold and other interest income	626	610
TOTAL INTEREST AND DIVIDEND INCOME	55,054	51,233
INTEREST EXPENSE
Deposits	18,390	12,707
Short-term borrowings	3,939	921
Long-term borrowings	1,038	995
TOTAL INTEREST EXPENSE	23,367	14,623
NET INTEREST INCOME	31,687	36,610
(Credit) provision for credit losses	(270)	8,305
(Credit) provision for unfunded loans	(179)	294
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	32,136	28,011
NONINTEREST INCOME
Service charges on deposit accounts	1,583	1,432
Bank owned life insurance income	707	547
Trust fees	2,793	2,587
Insurance agency commissions	1,528	1,456
Security (losses) gains, including fair value changes for equity securities	(2,120)	121
Retirement plan consulting fees	334	307
Investment commissions	432	393
Net gains on sale of loans	297	310
Other mortgage banking income, net	125	153
Debit card and EFT fees	1,567	1,789
Other operating income	1,111	1,330
TOTAL NONINTEREST INCOME	8,357	10,425
NONINTEREST EXPENSES
Salaries and employee benefits	15,069	14,645
Occupancy and equipment	3,730	3,869
FDIC insurance and state and local taxes	1,345	1,222
Professional fees	1,254	1,114
Merger related costs	0	4,313
Advertising	431	409
Intangible amortization	688	909
Core processing charges	1,135	1,164
Other operating expenses	3,387	3,077
TOTAL NONINTEREST EXPENSES	27,039	30,722
INCOME BEFORE INCOME TAXES	13,454	7,714
INCOME TAXES	2,214	639
NET INCOME	$11,240	$7,075
EARNINGS PER SHARE - basic	$0.30	$0.19
EARNINGS PER SHARE - diluted	$0.30	$0.19

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
	March 31, 2024	March 31, 2023
NET INCOME	$11,240	$7,075
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available for sale securities	(19,176)	42,900
Reclassification adjustment for losses (gains) realized in income on sales	2,134	(120)
Reclassification adjustment for losses realized in income on fair value hedge	1,346	0
Net unrealized holding (losses) gains	(15,696)	42,780
Income tax effect	3,296	(8,984)
Unrealized holding (losses) gains, net of reclassification and tax	(12,400)	33,796
Change in funded status of post-retirement plan, net of tax	0	0
Other comprehensive (loss) income, net of tax	(12,400)	33,796
TOTAL COMPREHENSIVE (LOSS) INCOME	$(1,160)	$40,871

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2023	$365,305	$236,757	$(172,554)	$(25,093)	$404,415
Net income		11,240			11,240
Other comprehensive income			(12,400)		(12,400)
Restricted share issuance	(363)			367	4
Restricted share forfeitures	153			(155)	(2)
Stock based compensation expense	662				662
Vesting of Long Term Incentive Plan	(914)			919	5
Share forfeitures for taxes				(529)	(529)
Dividends paid at $0.17 per share		(6,369)			(6,369)
Balance March 31, 2024	$364,843	$241,628	$(184,954)	$(24,491)	$397,026

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2022	$305,340	$212,375	$(210,490)	$(14,930)	$292,295
Net income		7,075			7,075
Other comprehensive income			33,796		33,796
Share issuance as part of a business combination	59,202				59,202
Restricted share issuance	(432)			437	5
Restricted share forfeitures	21			(21)	0
Stock based compensation expense	615				615
Vesting of Long Term Incentive Plan	(428)			431	3
Share forfeitures for taxes				(252)	(252)
Treasury share purchases				(11,660)	(11,660)
Dividends paid at $0.17 per share		(6,437)			(6,437)
Balance March 31, 2023	$364,318	$213,013	$(176,694)	$(25,995)	$374,642

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,240	$7,075
Adjustments to reconcile net income to net cash from operating activities:
(Credit) provision for credit losses	(270)	8,305
(Credit) provision for unfunded loans	(179)	294
Depreciation and amortization	1,611	1,899
Net amortization of securities	240	267
Available for sale security losses (gains)	2,134	(120)
Realized gains on equity securities	(14)	(1)
Stock compensation expense	662	615
Earnings on bank owned life insurance	(624)	(547)
Income recognized from death benefit on bank owned life insurance	(83)	0
Origination of loans held for sale	(15,649)	(12,947)
Proceeds from loans held for sale	16,209	14,016
Net gains on sale of loans	(297)	(310)
Net change in other assets and liabilities	(1,817)	(4,679)
NET CASH FROM OPERATING ACTIVITIES	13,163	13,867
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	11,727	12,756
Proceeds from sales of securities available for sale	44,292	69,918
Purchases of securities available for sale	(45,883)	(450)
Proceeds from sales of equity securities	23	10
Purchase of equity securities	(21)	(13)
Proceeds from maturities and repayments of SBIC funds	146	166
Purchases of SBIC funds	(521)	(671)
Proceeds from redemption of regulatory stock	2,799	12,721
Purchase of regulatory stock	(1,720)	(10,644)
Loan originations and payments, net	15,977	(6,496)
Proceeds from loans held for sale previously classified as portfolio loans	1,594	0
Proceeds from BOLI death benefit	551	0
Additions to premises and equipment	(1,553)	(171)
Net cash paid in business combinations	0	(13,175)
NET CASH FROM INVESTING ACTIVITIES	27,411	63,951
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	20,739	(41,421)
Net change in short-term borrowings	(10,000)	34,000
Cash dividends paid	(6,341)	(6,403)
Repurchase of common shares	0	(11,544)
NET CASH FROM FINANCING ACTIVITIES	4,398	(25,368)
NET CHANGE IN CASH AND CASH EQUIVALENTS	44,972	52,450
Beginning cash and cash equivalents	103,658	75,551
Ending cash and cash equivalents	$148,630	$128,001
Supplemental cash flow information:
Interest paid	$27,195	$16,356
Supplemental noncash disclosures:
Issuance of stock awards	$1,560	$431
Issuance of stock for business combinations	$0	$59,202
Lease liabilities arising from obtaining right-of-use assets	$0	$1,289

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company” or "Farmers") is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”). The Company provides trust and retirement consulting services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Insurance. Farmers National Captive, Inc. (“Captive”) was a wholly-owned insurance subsidiary of the Company that provided property and casualty insurance coverage to the Company and its subsidiaries until November 2023 when the Company dissolved the entity. The Captive pooled resources with eleven similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not available or economically feasible. The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust and Captive. All significant intercompany balances and transactions have been eliminated in the consolidation.

Basis of Presentation:

The unaudited consolidated condensed financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year. Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of March 31, 2024. Outstanding shares at March 31, 2024 were 37,545,864.

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

Updates to Significant Accounting Policies:

New Accounting Standard:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments of this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The main new provision requires significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments of this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

In accordance with ASC 805, the Company expensed $0 and $4.3 million of merger related costs, for the Emclaire acquisition, during the three month periods ended March 31, 2024 and 2023, respectively. The Company recorded goodwill of $72.9 million as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in Pennsylvania. The merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The goodwill was determined not to be deductible for income tax purposes.

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

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). No allowance for credit losses have been recognized for the securities portfolio at March 31, 2024 or December 31, 2023.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
March 31, 2024
U.S. Treasury and U.S. government sponsored entities	$137,720	$12	$(18,585)	$119,147
State and political subdivisions	612,030	3,555	(98,144)	517,441
Corporate bonds	18,670	146	(457)	18,359
Mortgage-backed securities	627,338	15	(113,628)	513,725
Collateralized mortgage obligations	105,510	100	(6,880)	98,730
Small Business Administration	3,063	0	(316)	2,747
Totals	$1,504,331	$3,828	$(238,010)	$1,270,149

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2023
U.S. Treasury and U.S. government sponsored entities	$145,439	$113	$(17,597)	$127,955
State and political subdivisions	644,880	4,792	(93,503)	556,169
Corporate bonds	18,554	187	(466)	18,275
Mortgage-backed securities	624,529	1	(104,144)	520,386
Collateralized mortgage obligations	80,227	331	(6,559)	73,999
Small Business Administration	3,212	0	(295)	2,917
Totals	$1,516,841	$5,424	$(222,564)	$1,299,701

The proceeds from sales of available-for-sale securities and the associated gains and losses are as follows:

	March 31, 2024	March 31, 2023
Proceeds	$44,292	$69,918
Gross gains	17	441
Gross losses	(2,151)	(321)

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call, or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2024
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$600	$596
One to five years	26,877	24,734
Five to ten years	195,318	175,931
Beyond ten years	545,625	453,686
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	735,911	615,202
Total	$1,504,331	$1,270,149

The following table summarizes the investment securities with unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
March 31, 2024

U.S. Treasury and U.S. government sponsored entities	$449	$(1)	$116,810	$(18,584)	$117,259	$(18,585)
State and political subdivisions	28,380	(1,414)	412,504	(96,730)	440,884	(98,144)
Corporate bonds	8,059	(275)	4,869	(182)	12,928	(457)
Mortgage-backed securities	4,272	(90)	495,129	(113,538)	499,401	(113,628)
Collateralized mortgage obligations	37,452	(1,141)	39,674	(5,739)	77,126	(6,880)
Small Business Administration	0	0	2,747	(316)	2,747	(316)
Total	$78,612	$(2,921)	$1,071,733	$(235,089)	$1,150,345	$(238,010)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2023

U.S. Treasury and U.S. government sponsored entities	$399	$(1)	$122,361	$(17,596)	$122,760	$(17,597)
State and political subdivisions	15,852	(1,684)	428,416	(91,819)	444,268	(93,503)
Corporate bonds	8,463	(284)	3,881	(182)	12,344	(466)
Mortgage-backed securities	5,113	(76)	515,259	(104,068)	520,372	(104,144)
Collateralized mortgage obligations	20,019	(980)	43,808	(5,579)	63,827	(6,559)
Small Business Administration	0	0	2,917	(295)	2,917	(295)
Total	$49,846	$(3,025)	$1,116,642	$(219,539)	$1,166,488	$(222,564)

As of March 31, 2024, the Company’s security portfolio consisted of 947 securities, 767 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. The Company does not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality, and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of March 31, 2024, the Company has not recorded an allowance for credit losses on available for sale ("AFS") securities.

Equity Securities

The Company also holds equity securities which include $15.3 million in Small Business Investment Company (“SBIC”) partnership investments as well as $238 thousand in local and regional bank holdings and other miscellaneous equity funds at March 31, 2024. At December 31, 2023, the Company held $14.9 million in SBIC investments and $226 thousand in local and regional bank holdings and other miscellaneous equity funds. Gains on these equity funds were recognized as income in 2024 and 2023 in compliance with ASU 2016-01, which requires all equity securities to be measured at their fair value with changes in fair value being recognized through the statements of income.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2024	December 31, 2023
Commercial real estate
Owner occupied	$390,058	$399,273
Non-owner occupied	705,168	712,315
Farmland	201,788	202,950
Other	244,146	224,218
Commercial
Commercial and industrial	335,747	346,354
Agricultural	58,637	58,338
Residential real estate
1-4 family residential	836,252	843,697
Home equity lines of credit	143,696	142,441
Consumer
Indirect	224,931	226,815
Direct	22,624	23,805
Other	9,291	9,164
Total loans	$3,172,338	$3,189,370
Net deferred loan costs	8,980	8,757
Allowance for credit losses	(33,159)	(34,440)
Net loans	$3,148,159	$3,163,687

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three month periods ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$18,150	$5,087	$6,916	$4,287	$34,440
(Credit) Provision for credit losses	(541)	62	(69)	278	(270)
Loans charged off	(146)	(643)	(30)	(463)	(1,282)
Recoveries	18	37	23	193	271
Total ending allowance balance	$17,481	$4,543	$6,840	$4,295	$33,159

Three Months Ended March 31, 2023

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$14,840	$4,186	$4,374	$3,578	$26,978
PCD ACL on loans acquired	850	138	11	0	999
Provision for credit losses	4,128	1,044	2,398	735	8,305
Loans charged off	0	(143)	(83)	(243)	(469)
Recoveries	1	5	32	160	198
Total ending allowance balance	$19,819	$5,230	$6,732	$4,230	$36,011

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to March 31, 2024. As of March 31, 2024, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, stable trend in unemployment rate, and a level trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from March 31, 2023 to March 31, 2024 is largely attributed to improvements in the Company's loss rates that anchor the qualitative factors and impact the quantitative reserve, reclassification of construction loan balances that were placed into their permanent loan pool, adjustments made to the Commercial Staffing qualitative factor and release of reserves related to loans transferred to held for sale.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2024 and December 31, 2023:

(In Thousands of Dollars)	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
March 31, 2024
Commercial real estate
Owner occupied	$1,749	$813	$0
Non-owner occupied	92	163	0
Farmland	1,870	7	0
Other	0	72	0
Commercial
Commercial and industrial	348	1,005	0
Agricultural	192	287	0
Residential real estate
1-4 family residential	364	2,804	1,245
Home equity lines of credit	206	197	42
Consumer
Indirect	42	225	86
Direct	65	49	24
Other	0	4	0
Total loans	$4,928	$5,626	$1,397

(In Thousands of Dollars)	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
December 31, 2023
Commercial real estate
Owner occupied	$1,804	$830	$0
Non-owner occupied	19	1,491	0
Farmland	1,957	9	0
Other	0	80	0
Commercial
Commercial and industrial	394	1,408	0
Agricultural	203	317	0
Residential real estate
1-4 family residential	348	3,009	460
Home equity lines of credit	240	210	69
Consumer
Indirect	22	300	125
Direct	65	69	1
Other	0	5	0
Total loans	$5,052	$7,728	$655

The above table for the period ending December 31, 2023 does not include a $1.63 million non-owner occupied commercial real estate loan that was held-for-sale and in nonaccrual status. There were no nonaccrual or past due loans related to loans held-for-sale at March 31, 2024.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2024 and December 31, 2023:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
March 31, 2024
Commercial real estate
Owner occupied	$1,749	$0	$0	$0
Non-owner occupied	92	0	0	0
Farmland	1,870	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	92	467	0	0
Agricultural	0	192	0	0
Residential real estate
1-4 family residential	3,388	0	0	0
Home equity lines of credit	252	0	0	0
Consumer
Indirect	0	0	68	0
Direct	0	0	17	66
Other	0	0	0	0
Total loans	$7,443	$659	$85	$66

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2023
Commercial real estate
Owner occupied	$1,804	$0	$0	$0
Non-owner occupied	1,335	0	0	0
Farmland	1,957	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	94	867	0	0
Agricultural	0	203	0	0
Residential real estate
1-4 family residential	3,352	0	0	0
Home equity lines of credit	294	0	0	0
Consumer
Indirect	0	0	53	0
Direct	0	0	19	66
Other	0	0	0	0
Total loans	$8,836	$1,070	$72	$66

The following tables present the aging of the recorded investment in past due loans as of March 31, 2024 and December 31, 2023 by class of loans.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2024
Commercial real estate
Owner occupied	$237	$0	$2,562	$2,799	$387,028	$389,827
Non-owner occupied	0	0	255	255	704,447	704,702
Farmland	2	360	1,877	2,239	199,335	201,574
Other	50	0	72	122	243,616	243,738
Commercial
Commercial and industrial	642	281	1,353	2,276	334,939	337,215
Agricultural	321	2	479	802	58,603	59,405
Residential real estate
1-4 family residential	7,404	2,189	4,413	14,006	822,199	836,205
Home equity lines of credit	288	268	445	1,001	142,741	143,742
Consumer
Indirect	1,410	458	353	2,221	230,746	232,967
Direct	116	35	138	289	22,362	22,651
Other	6	0	4	10	9,282	9,292
Total loans	$10,476	$3,593	$11,951	$26,020	$3,155,298	$3,181,318

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2023
Commercial real estate
Owner occupied	$302	$293	$2,634	$3,229	$395,799	$399,028
Non-owner occupied	90	0	1,510	1,600	710,195	711,795
Farmland	365	0	1,966	2,331	200,395	202,726
Other	0	0	80	80	223,697	223,777
Commercial
Commercial and industrial	540	199	1,802	2,541	345,278	347,819
Agricultural	292	40	520	852	58,223	59,075
Residential real estate
1-4 family residential	6,819	4,488	3,817	15,124	828,437	843,561
Home equity lines of credit	729	34	519	1,282	141,189	142,471
Consumer
Indirect	2,045	289	447	2,781	232,105	234,886
Direct	153	23	135	311	23,514	23,825
Other	4	0	5	9	9,155	9,164
Total loans	$11,339	$5,366	$13,435	$30,140	$3,167,987	$3,198,127

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and March 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

Three Months Ended March 31, 2024	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Principal Forgiveness	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied	$0	$74	$0	$0	$74	0.01%
Residential real estate
Home equity lines of credit	0	0	29	0	29	0.02%
Total modifications to borrowers experiencing financial difficulty	$0	$74	$29	$0	$103	0.00%

Three Months Ended March 31, 2023	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Principal Forgiveness	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial
Commercial and industrial	$50	$0	$0	$0	$50	0.01%
Total modifications to borrowers experiencing financial difficulty	$50	$0	$0	$0	$50	0.00%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and March 31, 2023:

	Payment Deferral	Principal Forgiveness	Interest Rate Reduction
	Weighted-Average Years Added to the Life	Reduction of Amortized Cost Basis of the Loans	Weighted-Average Contractual Interest Rate
Three Months Ended March 31, 2024			From	To
Commercial real estate
Non-owner occupied		$152
Residential real estate
Home equity lines of credit			10.25%	5.00%

	Payment Deferral	Principal Forgiveness	Interest Rate Reduction
	Weighted-Average Years Added to the Life	Reduction of Amortized Cost Basis of the Loans	Weighted-Average Contractual Interest Rate
Three Months Ended March 31, 2023			From	To
Commercial
Commercial and industrial	0.50

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the three months ended March 31, 2024 and March 31, 2023:

Three Months Ended March 31, 2024	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Accrual restructured loans
Total accruing restructured loans	$0	$0	$0

Nonaccrual restructured loans
Commercial real estate
Non-owner occupied	$74	$0	$0
Residential real estate
Home equity lines of credit	29	0	0
Total nonaccrual restructured loans	$103	$0	$0
Total restructured loans	$103	$0	$0

Three Months Ended March 31, 2023	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Commercial
Commercial and industrial	$50	$0	$0
Total accruing restructured loans	$50	$0	$0

Nonaccrual restructured loans
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$50	$0	$0

As of March 31, 2024, the Company had no commitments to lend any additional funds on restructured loans.

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For purposes of this disclosure a default occurs when within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms:

March 31, 2024	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Principal Forgiveness	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction
Residential real estate
1-4 family residential	$0	$0	$30	$0
Total modifications to borrowers experiencing financial difficulty	$0	$0	$30	$0

As of March 31, 2023, the Company had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of the modification.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance of the credit losses is adjusted by the same amount.

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

As of March 31, 2024 and December 31, 2023, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
March 31, 2024
Commercial real estate
Owner occupied	$378,483	$8,237	$3,107	$389,827
Non-owner occupied	643,226	28,110	33,366	704,702
Farmland	199,187	0	2,387	201,574
Other	235,405	0	8,333	243,738
Commercial
Commercial and industrial	323,823	1,955	11,437	337,215
Agricultural	58,893	0	512	59,405
Total loans	$1,839,017	$38,302	$59,142	$1,936,461

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2023
Commercial real estate
Owner occupied	$386,015	$9,628	$3,385	$399,028
Non-owner occupied	648,063	27,938	35,794	711,795
Farmland	200,240	0	2,486	202,726
Other	215,459	0	8,318	223,777
Commercial
Commercial and industrial	334,764	646	12,409	347,819
Agricultural	58,506	17	552	59,075
Total loans	$1,843,047	$38,229	$62,944	$1,944,220

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The above table for the period ending December 31, 2023 does not include a $1.63 million non-owner occupied commercial real estate loan that was held-for-sale and risk rated substandard. There were no special mention or substandard loans related to loans held-for-sale at March 31, 2024. In the 1-4 family residential real estate portfolio at March 31, 2024, other real estate owned and foreclosure properties were $58 thousand and $271 thousand, respectively. At December 31, 2023, other real estate owned and foreclosure properties were $92 thousand and $207 thousand, respectively.
The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of March 31, 2024 and December 31, 2023. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
March 31, 2024
Performing	$831,792	$143,297	$232,614	$22,513	$9,288
Nonperforming	4,413	445	353	138	4
Total loans	$836,205	$143,742	$232,967	$22,651	$9,292

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2023
Performing	$839,744	$141,952	$234,439	$23,690	$9,159
Nonperforming	3,817	519	447	135	5
Total loans	$843,561	$142,471	$234,886	$23,825	$9,164

The following table presents total loans by risk categories and year of origination:

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$1,479	$59,963	$57,271	$65,103	$42,060	$150,109	$2,498	$378,483
Special mention	0	0	0	0	7,691	546	0	8,237
Substandard	0	0	292	0	8	2,616	191	3,107
Total commercial real estate - Owner occupied loans	$1,479	$59,963	$57,563	$65,103	$49,759	$153,271	$2,689	$389,827

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$5,408	$49,933	$132,435	$87,279	$75,428	$283,327	$9,416	$643,226
Special mention	0	0	0	12,356	0	15,754	0	28,110
Substandard	0	0	0	3,969	8,784	20,193	420	33,366
Total commercial real estate - Non-owner occupied loans	$5,408	$49,933	$132,435	$103,604	$84,212	$319,274	$9,836	$704,702

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$0	$146	$0	$0	$146

Commercial real estate - Farmland:
Risk Rating
Pass	$6,190	$20,108	$39,777	$20,697	$33,232	$76,455	$2,728	$199,187
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	326	0	2,061	0	2,387
Total commercial real estate - Farmland loans	$6,190	$20,108	$39,777	$21,023	$33,232	$78,516	$2,728	$201,574

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Other:
Risk Rating
Pass	$2,938	$82,299	$66,062	$47,106	$8,961	$26,730	$1,309	$235,405
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	8,214	119	0	8,333
Total commercial real estate - Other loans	$2,938	$82,299	$66,062	$47,106	$17,175	$26,849	$1,309	$243,738

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$10,519	$87,678	$77,841	$35,474	$18,454	$28,830	$65,027	$323,823
Special mention	0	0	124	271	0	0	1,560	1,955
Substandard	0	63	3,529	1,014	215	1,426	5,190	11,437
Total commercial - Commercial and industrial loans	$10,519	$87,741	$81,494	$36,759	$18,669	$30,256	$71,777	$337,215

Commercial - Commercial and industrial: Current period gross write-offs	$0	$88	$31	$18	$17	$126	$313	$593

Commercial - Agricultural:
Risk Rating
Pass	$2,424	$13,792	$16,247	$7,888	$3,233	$1,953	$13,356	$58,893
Special mention	0	0	0	0	0	0	0	0
Substandard	0	2	32	120	216	142	0	512
Total commercial - Agricultural loans	$2,424	$13,794	$16,279	$8,008	$3,449	$2,095	$13,356	$59,405

Commercial - Agricultural: Current period gross write-offs	$0	$0	$36	$13	$0	$1	$0	$50

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$8,844	$68,468	$166,790	$162,223	$129,972	$291,498	$3,997	$831,792
Nonperforming	0	0	252	451	1,795	1,915	0	4,413
Total residential real estate - 1-4 family residential loans	$8,844	$68,468	$167,042	$162,674	$131,767	$293,413	$3,997	$836,205

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$21	$0	$9	$0	$30

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$101	$19	$131	$110	$3,359	$139,577	$143,297
Nonperforming	0	0	29	0	0	416	0	445
Total residential real estate - Home equity lines of credit loans	$0	$101	$48	$131	$110	$3,775	$139,577	$143,742

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$16,160	$70,594	$66,018	$30,083	$19,262	$30,497	$0	$232,614
Nonperforming	0	21	118	107	44	63	0	353
Total consumer - Indirect loans	$16,160	$70,615	$66,136	$30,190	$19,306	$30,560	$0	$232,967

Consumer - Indirect: Current period gross write-offs	$10	$11	$41	$106	$77	$119	$0	$364

Consumer - Direct:
Payment Performance
Performing	$877	$3,244	$3,366	$1,912	$1,187	$11,576	$351	$22,513
Nonperforming	0	5	7	18	66	42	0	138
Total consumer - Direct loans	$877	$3,249	$3,373	$1,930	$1,253	$11,618	$351	$22,651

Consumer - Direct: Current period gross write-offs	$0	$0	$12	$0	$2	$40	$0	$54

Consumer - Other:
Payment Performance
Performing	$0	$0	$1	$60	$101	$324	$8,802	$9,288
Nonperforming	0	0	0	0	0	4	0	4
Total consumer - Other loans	$0	$0	$1	$60	$101	$328	$8,802	$9,292

Consumer - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$45	$0	$45

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$57,983	$58,178	$66,205	$42,023	$48,849	$109,831	$2,946	$386,015
Special mention	0	293	0	8,779	0	556	0	9,628
Substandard	0	0	0	10	490	2,701	184	3,385
Total commercial real estate - Owner occupied loans	$57,983	$58,471	$66,205	$50,812	$49,339	$113,088	$3,130	$399,028

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$1	$0	$0	$1

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$49,177	$135,433	$88,188	$77,713	$81,079	$205,729	$10,744	$648,063
Special mention	0	0	12,156	0	6,565	9,217	0	27,938
Substandard	0	0	3,972	10,037	3,492	17,794	499	35,794
Total commercial real estate - Non-owner occupied loans	$49,177	$135,433	$104,316	$87,750	$91,136	$232,740	$11,243	$711,795

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$0	$144	$201	$0	$345

Commercial real estate - Farmland:
Risk Rating
Pass	$22,576	$40,101	$20,890	$34,036	$18,634	$59,900	$4,103	$200,240
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	330	0	26	2,130	0	2,486
Total commercial real estate - Farmland loans	$22,576	$40,101	$21,220	$34,036	$18,660	$62,030	$4,103	$202,726

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$3	$0	$3

Commercial real estate - Other:
Risk Rating
Pass	$68,911	$56,753	$47,895	$9,063	$8,516	$23,269	$1,052	$215,459
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	8,186	0	132	0	8,318
Total commercial real estate - Other loans	$68,911	$56,753	$47,895	$17,249	$8,516	$23,401	$1,052	$223,777

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$90,807	$85,255	$40,444	$21,794	$9,736	$23,030	$63,698	$334,764
Special mention	0	141	355	21	0	0	129	646
Substandard	195	3,551	980	404	1,077	699	5,503	12,409
Total commercial - Commercial and industrial loans	$91,002	$88,947	$41,779	$22,219	$10,813	$23,729	$69,330	$347,819

Commercial - Commercial and industrial: Current period gross write-offs	$0	$178	$579	$11	$16	$394	$0	$1,178

Commercial - Agricultural:
Risk Rating
Pass	$13,738	$17,368	$8,917	$3,584	$1,386	$1,133	$12,380	$58,506
Special mention	0	0	0	0	0	0	17	17
Substandard	0	33	118	225	24	152	0	552
Total commercial - Agricultural loans	$13,738	$17,401	$9,035	$3,809	$1,410	$1,285	$12,397	$59,075

Commercial - Agricultural: Current period gross write-offs	$0	$15	$70	$3	$0	$6	$0	$94

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$63,365	$171,862	$164,469	$132,989	$49,380	$254,027	$3,652	$839,744
Nonperforming	37	58	312	1,645	115	1,650	0	3,817
Total residential real estate - 1-4 family residential loans	$63,402	$171,920	$164,781	$134,634	$49,495	$255,677	$3,652	$843,561

Residential real estate - 1-4 family residential: Current period gross write-offs	$52	$0	$49	$130	$0	$129	$0	$360

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$19	$14	$111	$51	$3,302	$138,455	$141,952
Nonperforming	0	26	13	15	0	465	0	519
Total residential real estate - Home equity lines of credit loans	$0	$45	$27	$126	$51	$3,767	$138,455	$142,471

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$8	$0	$16	$0	$24

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$74,425	$71,705	$32,528	$21,163	$11,395	$23,223	$0	$234,439
Nonperforming	54	108	138	85	26	36	0	447
Total consumer - Indirect loans	$74,479	$71,813	$32,666	$21,248	$11,421	$23,259	$0	$234,886

Consumer - Indirect: Current period gross write-offs	$33	$138	$71	$35	$23	$232	$0	$532

Consumer - Direct:
Payment Performance
Performing	$3,552	$3,812	$2,203	$1,352	$974	$11,431	$366	$23,690
Nonperforming	0	17	-	65	-	53	0	135
Total consumer - Direct loans	$3,552	$3,829	$2,203	$1,417	$974	$11,484	$366	$23,825

Consumer - Direct: Current period gross write-offs	$11	$38	$22	$51	$9	$100	$0	$231

Consumer - Other:
Payment Performance
Performing	$0	$0	$60	$103	$82	$278	$8,636	$9,159
Nonperforming	0	0	0	0	0	5	0	5
Total consumer - Other loans	$0	$0	$60	$103	$82	$283	$8,636	$9,164

Consumer - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$20	$149	$169

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

The Company uses two methodologies to analyze loan pools. The cohort method and the probability of default/loss given default ("PD/LGD"). Cohort relies on the creation of cohorts to capture loans that qualify for a particular segment, as of a point in time. Those loans are then tracked over their remaining lives to determine their loss experience. The Company aggregates financial assets on the basis of similar risk characteristics when evaluating loans on a collective basis. Those characteristics include, but are not limited to, internal or external credit score, risk ratings, financial asset, loan type, collateral type, size, effective interest rate, term, or geographical location. The Company uses cohort primarily for consumer loan portfolios.

The probability of default portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, loan restructuring for borrowers experiencing financial difficulty or is partially, or wholly, charged-off. Typically, a one-year time period is used to assess probability of default ("PD"). PD can be measured and applied using various risk criteria. Risk rating is one common way to apply PDs. Loss given default LGD is to determine the percentage of loss by facility or collateral type. LGD estimates can sometimes be driven, or influenced, by product type, industry or geography. The Company uses PD/LGD primarily for commercial loan portfolios.

The following table presents the loan pools and the associated methodology used during the calculation of the allowance for credit losses in 2024.

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At March 31, 2024, the Company had $717 million in unfunded commitments and set aside $1.66 million in anticipated credit losses. At December 31, 2023, the Company had $753 million in unfunded commitments and set aside $1.84 million in anticipated credit losses. The $36 million decrease in unfunded commitments and $180 thousand decrease in the reserve for anticipated credit losses is due to existing construction loan projects that are moving forward and advances are being made to the loan. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of the ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $33.2 million at March 31, 2024 and $34.4 million at December 31, 2023. The decrease of $1.3 million was due to a reduction of specific reserve and improved historical loss rates. These factors were partially offset by an increased Portfolio Composition and Growth qualitative factor for commercial real estate construction loans due to increasing loan balances.

Purchased Loans

Under ASU Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2024, the Company has not acquired any additional PCD loans. The outstanding balance at March 31, 2024 and related allowance on PCD loans is as follows:

	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$386	$17
Non-owner Occupied	30,441	618
Farmland	7	0
Commercial
Commercial and industrial	1,960	132
Agricultural	117	7
Residential real estate
1-4 family residential	1,182	6
Home equity lines of credit	3	0
Total	$34,096	$780

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three months ended March 31, 2024 and 2023.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended March 31, 2024
Service charges on deposit accounts	$0	$1,583	$1,583
Debit card and EFT fees	0	1,567	1,567
Trust fees	2,793	0	2,793
Insurance agency commissions	0	1,528	1,528
Retirement plan consulting fees	334	0	334
Investment commissions	0	432	432
Other (outside the scope of ASC 606)	0	120	120
Total noninterest income	$3,127	$5,230	$8,357

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended March 31, 2023
Service charges on deposit accounts	$0	$1,432	$1,432
Debit card and EFT fees	0	1,789	1,789
Trust fees	2,587	0	2,587
Insurance agency commissions	0	1,456	1,456
Retirement plan consulting fees	307	0	307
Investment commissions	0	393	393
Other (outside the scope of ASC 606)	0	2,461	2,461
Total noninterest income	$2,894	$7,531	$10,425

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

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities;quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

At March 31, 2024, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

Loans Held For Sale, at Fair Value

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors (Level 2).

Mortgage Banking Derivatives

The fair value of mortgage banking derivatives are calculated using derivative valuation models that utilize quoted prices for similar assets adjusted for the specific attributes of the commitments and other observable market data at the valuation date (Level 2).

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

Interest Rate Swaps

The Company periodically enters into interest rate swap agreements with its commercial customers who desire a fixed rate loan term that is longer than the Company is willing to extend. The Company enters into a reciprocal swap agreement with a third party that offsets the interest rate risk from the interest rate extended to the customer. The fair value of these interest rate swap derivative instruments is calculated by an independent third party and are based upon valuation models that use observable market data as of the measurement date (Level 2).

The Company also entered into a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the company’s state and political subdivision municipal bond portfolio. The Company uses an independent third party to perform a market valuation analysis for this derivative (Level 2).

Collateral Dependent Loans

Fair value estimates of collateral dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated costs to sell. Loans carried at fair value generally receive individual allocations of the allowance for credit losses in 2023 and 2024. For collateral dependent loans, fair value is commonly based on recent real estate appraisals or in quoted sales price in certain instances. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Adjustments to a quoted price are routinely made to factor in data that affect the marketability of the collateral. Such adjustments, in both instances, are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. These loans are evaluated on a quarterly basis and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2024 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$119,147	$0	$119,147	$0
State and political subdivisions	517,441	0	517,441	0
Corporate bonds	18,359	0	17,019	1,340
Mortgage-backed securities-residential	513,725	0	513,725	0
Collateralized mortgage obligations	98,730	0	98,730	0
Small Business Administration	2,747	0	2,747	0
Total investment securities	$1,270,149	$0	$1,268,809	$1,340
Equity securities	$238	$238	$0	$0
Loans held for sale	1,854	0	1,854	0
Interest rate swaps	4,872	0	4,872	0
Interest rate lock commitments	61	0	61	0
Fair value hedge derivative	234	0	234	0
Financial Liabilities
Interest rate swaps	$4,872	$0	$4,872	$0
Mortgage banking derivative	12	0	12	0

		Fair Value Measurements at December 31, 2023 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$127,955	$0	127,955	$0
State and political subdivisions	556,169	0	556,169	0
Corporate bonds	18,275	0	16,935	1,340
Mortgage-backed securities-residential	520,386	0	520,386	0
Collateralized mortgage obligations	73,999	0	73,999	0
Small Business Administration	2,917	0	2,917	0
Total investment securities	$1,299,701	$0	$1,298,361	$1,340
Equity securities	$226	$226	$0	$0
Loans held for sale	3,711	0	3,711	0
Interest rate swaps	4,191	0	4,191	0
Interest rate lock commitments	109	0	109	0
Financial Liabilities
Interest rate swaps	$4,191	$0	$4,191	$0
Fair value hedge derivative	836	0	836	0
Mortgage banking derivative	14	0	14	0

There were no significant transfers between Level 1 and Level 2 during the periods presented above.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended March 31, 2024
(In Thousands of Dollars)	2024	2023
Beginning Balance	$1,340	$1
Transfers between levels	0	0
Acquired and/or purchased	0	1,615
Discount accretion (premium amortization)	13	0
Repayments, calls and maturities	0	0
Changes in unrealized gains (losses)	(13)	0
Ending Balance	$1,340	$1,616

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2024 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
Commercial and industrial	$267	$0	$0	$267
1–4 family residential	1,547	0	0	1,547

		Fair Value Measurements at December 31, 2023 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$838	$0	$0	$838
Commercial and industrial	267	0	0	267
1–4 family residential	1,547	0	0	1,547
Mortgage servicing rights	210	0	0	210

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended March 31, 2024 and December 31, 2023:

March 31, 2024	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial	$267	Quoted price for collateral	Offer Price	23.77%
Residential	1,547	Sales comparison	Adjustment for differences between comparable sales	(5.39%) - 2.11% (2.67%)

December 31, 2023	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial real estate	$838	Income approach	Adjustment for difference between cap rates of comparable sales	(49.65%) - 46.77% (16.63%)
Commercial	267	Quoted price for collateral	Offer Price	64.38%
Residential	1,547	Sales comparison	Adjustment for differences between comparable sales	(5.39%) - (2.11%) (2.67%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements at March 31, 2024 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$148,630	$22,965	$125,665	$0	$148,630
Regulatory stock	19,118	n/a	n/a	n/a	n/a
Loans, net	3,148,159	0	0	2,989,532	2,989,532
Financial liabilities
Deposits	4,198,125	3,458,114	735,032	0	4,193,146
Short-term borrowings	345,000	0	345,000	0	345,000
Long-term borrowings	88,777	0	72,475	0	72,475

		Fair Value Measurements at December 31, 2023 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$103,658	$28,896	$74,762	$0	$103,658
Regulatory stock	20,197	n/a	n/a	n/a	n/a
Loans, net	3,163,687	0	0	3,015,732	3,015,732
Financial liabilities
Deposits	4,177,386	3,452,104	719,497	0	4,171,601
Short-term borrowings	355,000	0	355,000	0	355,000
Long-term borrowings	88,663	0	70,893	0	70,893

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchases of Emlenton in January 2023 and other past acquisitions totaled $167.4 million at March 31, 2024 and December 31, 2023. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting units is determined using a combination of a discounted cash flow method and a market approach method. Results of the assessment as of September 30, 2023, indicated no goodwill impairment. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	March 31, 2024		December 31, 2023
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(6,987)	$7,210	$(6,953)
Non-compete contracts	457	(416)	457	(413)
Trade name	1,126	(447)	1,126	(440)
Core deposit intangible	32,115	(10,905)	32,115	(10,260)
Total	$40,908	$(18,755)	$40,908	$(18,066)

Aggregate amortization expense was $688 thousand and $909 thousand for the three month periods ended March 31, 2024 and 2023, respectively.

Estimated amortization expense for each of the next five periods and thereafter:

2024 (9 months)	$1,888
2025	2,451
2026	2,355
2027	2,242
2028	2,231
Thereafter	10,986
Total	$22,153

Leases:

The Company has operating leases for branch office locations, vehicles, land and certain office equipment such as printers and copiers. The leases have remaining lease terms of up to 17.3 years, some of which include options to extend the lease for up to 15 years and some of which include options to terminate the lease in June of 2024.

The right of use asset and lease liability were $9.0 million and $9.3 million as of March 31, 2024, respectively, and $8.8 million and $9.0 million at December 31, 2023, respectively. The right of use asset is included in other assets and the lease liability is included in other liabilities on the balance sheet.

Lease expense for the three month periods ended March 31, 2024 and 2023, was $331 thousand and $355 thousand, respectively. The weighted-average remaining lease term for all leases was 10.52 years as of March 31, 2024. The weighted-average discount rate was 3.04% for all leases as of March 31, 2024.

On January 1, 2023, the Company performed a valuation of Emlenton's leases to determine an initial right of use asset ("ROU asset") and lease liability in connection with the Merger. The Company recorded an initial ROU asset and lease liability of $1.3 million for these leases.

Maturities of lease liabilities are as follows as of March 31, 2024:

2024 (9 months)	$963
2025	1,210
2026	1,092
2027	1,016
2028	1,035
Thereafter	5,688
Total Payments	11,004
Less: lease liability expense	(1,728)
Total	$9,276

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $62.9 million and fair value of $4.9 million in other assets and $4.9 million in other liabilities at March 31, 2024. At December 31, 2023, the Company had interest rate swaps associated with commercial loans with a notional value of $63.9 million and fair value of $4.2 million in other assets and $4.2 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the quarters ended March 31, 2024 and 2023.

Interest Rate Swap Designated as a Fair Value Hedge

The Company has one interest rate swap with a notional amount of $100.0 million that was in place at both March 31, 2024 and December 31, 2023. This swap is designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the company’s state and political subdivision municipal bond portfolio. The gross aggregate fair value of the swap at March 31, 2024 was $234 thousand and was recorded as a $75 thousand mark to market adjustment in other assets and $159 thousand was recorded to other assets for the accrued interest receivable. At December 31, 2023, the gross aggregate fair value of the swap was $(836) thousand and was recorded as a $1.3 million mark to market adjustment in other liabilities, and $425 thousand was recorded to other assets for the accrued interest receivable. The Company expects the hedge to remain in effect for the remaining term of the swap, which matures August 2026. A summary of the interest rate swap designated as a fair value hedge is presented below:

	March 31, 2024	December 31, 2023
Notional amount fair value hedge	$100,000	$100,000
Fixed pay rates	4.35%	4.35%
Variable SOFR receive rates	5.34%	5.38%
Remaining maturity (in years)	2.3	2.6
Fair value	$234	$(836)

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

The net gains (losses) relating to non-designated derivative instruments used for risk management are included in Net Gains on Sale of Loans on the Consolidated Statements of Income and are summarized below for the quarters ended March 31, 2024 and March 31, 2023:

	March 31, 2024	March 31, 2023
Forward sales contracts	$2	$(87)
Interest rate lock commitments	(47)	109

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other assets:
Forward sales contracts	$215	$4	$0	$0
Interest rate lock commitments	5,962	61	7,400	109
Total included in other assets	$6,177	$65	$7,400	$109

Included in other liabilities:
Forward sales contracts	$5,250	$(12)	$3,300	$(14)

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended March 31,
	2024	2023
Basic EPS
Net income (In thousands of dollars)	$11,240	$7,075
Weighted average shares outstanding	37,278,214	37,823,628
Basic earnings per share	$0.30	$0.19

Diluted EPS
Net income (In thousands of dollars)	$11,240	$7,075
Weighted average shares outstanding for basic earnings per share	37,278,214	37,823,628
Dilutive effect of restricted stock awards	201,038	109,571
Weighted average shares for diluted earnings per share	37,479,252	37,933,199
Diluted earnings per share	$0.30	$0.19

There were 125,918 and 152,402 restricted stock awards that were considered anti-dilutive for the three month periods ended March 31, 2024 and 2023, respectively.

Stock Based Compensation:

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan replaced the 2017 Plan. There were 26,317 service time based share awards and 99,253 performance based share awards granted under the 2022 Plan during the three month period ended March 31, 2024, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2026. As of March 31, 2024, 609,289 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $662 thousand and $615 thousand for the three month periods ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $3.8 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.9 years.

The following is the activity under the Plans during the three month period ended March 31, 2024.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	253,776	$14.97	209,484	$15.01
Granted	26,317	13.81	99,253	13.81
Vested	(25,803)	13.82	(66,192)	13.79
Forfeited	(11,167)	17.24	(19,625)	15.05
Ending balance - non-vested shares	243,123	$14.59	222,920	$14.57

The following is the activity under the Plans during the three month period ended March 31, 2023.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	193,015	$16.69	137,369	$15.85
Granted	30,688	14.21	102,750	14.16
Vested	(12,740)	14.03	(30,635)	14.35
Forfeited	(1,541)	17.64	0	0.00
Ending balance - non-vested shares	209,422	$16.34	209,484	$15.01

The 91,995 shares that vested during the three month period ended March 31, 2024 had a weighted average fair value of $13.80 per share.

Other Comprehensive Income (Loss):

The following tables represent the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three month periods ended March 31, 2024 and 2023.

(In Thousands of Dollars)	Net unrealized holding (losses) gains on available for sale securities	Reclassification adjustment for (gains) losses realized in income on fair value hedge	Change in funded status of post-retirement plan	Total
Balance December 31, 2023	$(171,539)	$(1,013)	$(2)	(172,554)
Other comprehensive (loss) before reclassification	(15,149)	0	0	(15,149)
Amounts reclassified from accumulated other comprehensive income	1,686	1,063	0	2,749
Net current period other comprehensive (loss) income	(13,463)	1,063	0	(12,400)
Balance March 31, 2024	$(185,002)	$50	$(2)	$(184,954)

Balance December 31, 2022	$(210,489)	$0	$(1)	$(210,490)
Other comprehensive income before reclassification	33,891	0	0	33,891
Amounts reclassified from accumulated other comprehensive (loss)	(95)	0	0	(95)
Net current period other comprehensive income	33,796	0	0	33,796
Balance March 31, 2023	$(176,693)	$0	$(1)	$(176,694)

Amounts reclassified out of each component of accumulated other comprehensive income (loss) were not material for the three month periods ended March 31, 2024 and 2023.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of March 31, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at March 31, 2024 and December 31, 2023:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Common equity tier 1 capital ratio
Consolidated	$397,812	10.88%	$164,501	4.5%	N/A	N/A
Bank	424,780	11.65%	164,134	4.5%	237,082	6.5%
Total risk based capital ratio
Consolidated	525,633	14.38%	292,447	8.0%	N/A	N/A
Bank	459,601	12.60%	291,794	8.0%	364,742	10.0%
Tier 1 risk based capital ratio
Consolidated	415,812	11.37%	219,335	6.0%	N/A	N/A
Bank	424,780	11.65%	218,845	6.0%	291,794	8.0%
Tier 1 leverage ratio
Consolidated	415,812	8.19%	203,024	4.0%	N/A	N/A
Bank	424,780	8.39%	202,457	4.0%	253,071	5.0%

December 31, 2023
Common equity tier 1 capital ratio
Consolidated	$392,244	10.61%	$166,303	4.5%	N/A	N/A
Bank	411,304	11.15%	165,996	4.5%	$239,772	6.5%
Total risk based capital ratio
Consolidated	519,684	14.06%	295,650	8.0%	N/A	N/A
Bank	447,584	12.13%	295,104	8.0%	368,881	10.0%
Tier 1 risk based capital ratio
Consolidated	410,244	11.10%	221,737	6.0%	N/A	N/A
Bank	411,304	11.15%	221,328	6.0%	295,104	8.0%
Tier 1 leverage ratio
Consolidated	410,244	8.02%	204,598	4.0%	N/A	N/A
Bank	411,304	8.07%	203,989	4.0%	254,986	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
March 31, 2024
Goodwill and other intangibles	$5,668	$188,194	$(4,263)	$189,599
Total assets	$16,464	$5,066,027	$(2,481)	$5,080,010

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2023
Goodwill and other intangibles	$5,680	$188,871	$(4,263)	$190,288
Total assets	$15,845	$5,065,150	$(2,645)	$5,078,350

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2024
Net interest income	$52	$32,674	$(1,039)	$31,687
Provision for credit losses and unfunded loans	0	(449)	0	(449)
Service fees, security gains and other noninterest income	3,101	5,434	(178)	8,357
Noninterest expense	1,904	22,919	605	25,428
Amortization and depreciation expense	19	1,478	114	1,611
Income before taxes	1,230	14,160	(1,936)	13,454
Income taxes	259	2,361	(406)	2,214
Net income	$971	$11,799	$(1,530)	$11,240

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended March 31, 2023
Net interest income	$57	$37,508	$(955)	$36,610
Provision for credit losses and unfunded loans	0	8,599	0	8,599
Service fees, security gains and other noninterest income	2,900	7,756	(231)	10,425
Noninterest expense	1,643	26,535	645	28,823
Amortization and depreciation expense	23	1,762	114	1,899
Income before taxes	1,291	8,368	(1,945)	7,714
Income taxes	271	847	(479)	639
Net income	$1,020	$7,521	$(1,466)	$7,075

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") of $60.0 million at March 31, 2024 and $70.0 million at December 31, 2023. The interest rate on these borrowings was 5.42% at March 31, 2024 and 5.41% at December 31, 2023. Both of these short-term borrowings were borrowed using the FHLB's overnight repurchase advance program, as this product allows the most flexibility to meet the Bank's varying liquidity needs. These FHLB advances are secured by pledged assets which are described in the following Long-Term Borrowings footnote.

In addition, the Bank had $285.0 million in short-term borrowings at both March 31, 2024 and December 31, 2023. The current borrowing matures in January 2025 and has a fixed interest rate of 4.76%. The borrowings are secured by securities with a par value of $287.0 million.

The Bank has access to a line of credit for $25.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no outstanding borrowings under this line at March 31, 2024, or December 31, 2023.

Farmers has one unsecured revolving line of credit for $5.0 million. This line can be renewed annually and has an interest rate of prime with a floor of 3.5%. There was no outstanding balance on this line at either March 31, 2024, or December 31, 2023.

Long-term borrowings:

There were no long-term advances from the FHLB at March 31, 2024, or at December 31, 2023.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.7 billion at March 31, 2024 and $1.6 billion at December 31, 2023. Based on this collateral, the Bank is eligible to borrow an additional $739.9 million at March 31, 2024.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month LIBOR rate. The rate at March 31, 2024 was 7.04% and at December 31, 2023 the rate was 7.10%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month LIBOR rate. The rate at March 31, 2024 was 7.39% and at December 31, 2023 the rate was 7.45%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the "junior subordinated debt securities") held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month LIBOR rate. The rate at March 31, 2024 was 7.29% and at December 31, 2023 the rate was 7.35%.

In all three instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value of $75 million less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	Amount	Amount
TSEO Statutory Trust I	$2,533	$2,521
Maple Leaf Financial Statutory Trust II	7,796	7,740
Cortland Statutory Trust I	4,396	4,382
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$14,725	$14,643
Subordinated Debentures	$74,052	$74,020
Total long-term borrowings	$88,777	$88,663

Qualified affordable housing project investments:

The Company invests in qualified affordable housing projects. At March 31, 2024 and December 31, 2023, the balance of the investment for qualified affordable housing projects was $17.5 million and $17.9 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $11.2 million and $12.3 million at March 31, 2024 and December 31, 2023. The Company expects to fulfill these commitments during the year ending 2037.

In the first quarter ended March 31, 2024 and March 31, 2023, the Company recognized amortization expense of $406 thousand and $417 thousand, respectively, which was included within income tax expense on the consolidated statements of income.

Additionally, during the first quarters ended March 31, 2024 and March 31, 2023, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $501 thousand and $542 thousand, respectively. During the quarters ended March 31, 2024 and March 31, 2023, the Company did not incur impairment losses related to its investment in affordable housing tax credits

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s 2023 Form 10-K, as updated in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Results of Operations. The following is a comparison of selected financial ratios and other results at or for the three month periods ended March 31, 2024 and 2023:

	At or for the Three Months Ended March 31,
(In Thousands, except Per Share Data)	2024	2023
Total assets	$5,080,010	$5,109,886
Net income	$11,240	$7,075
Diluted earnings per share	$0.30	$0.19
Return on average assets (annualized)	0.90%	0.56%
Return on average equity (annualized)	11.47%	7.71%
Dividends to net income	56.65%	90.50%
Net loans to assets	61.97%	60.99%
Loans to deposits	75.78%	71.71%

Net Income. The Company's net income for the three months ended March 31, 2024 totaled $11.2 million, or $0.30 per diluted share, compared to $7.1 million, or $0.19 per diluted share, for the three months ended March 31, 2023. The results for the first three months of 2023 were negatively impacted by $4.3 million of pre-tax merger related costs associated with the acquisition of Emlenton along with a Day 1 provision for credit losses of $7.7 million associated with the acquisition of Emlenton's loan portfolio.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$3,181,337	$45,096	5.67%	$3,136,494	$40,942	5.22%
Taxable securities	1,101,347	6,415	2.33	1,171,596	6,550	2.24
Tax-exempt securities (2)	408,075	3,208	3.14	438,614	3,519	3.21
Other investments	34,406	362	4.21	36,564	376	4.11
Federal funds sold and other	71,757	626	3.49	82,995	610	2.94
TOTAL EARNING ASSETS	4,796,922	55,707	4.65	4,866,263	51,997	4.27
Nonearning assets	227,044			218,746
TOTAL ASSETS	$5,023,966			$5,085,009

INTEREST-BEARING LIABILITIES
Time deposits	$736,932	$7,048	3.83%	$590,412	$3,339	2.26%
Brokered time deposits	0	0	0.00	231,040	2,321	4.02
Savings deposits	1,084,579	3,598	1.33	1,153,588	1,954	0.68
Demand deposits - interest bearing	1,345,311	7,743	2.30	1,417,955	5,093	1.44
Total interest-bearing deposits	3,166,822	18,389	2.32	3,392,995	12,707	1.50

Short term borrowings	324,791	3,939	4.85	80,589	921	4.57
Long term borrowings	88,721	1,038	4.68	88,269	995	4.51
Total borrowed funds	413,512	4,977	4.81	168,858	1,916	4.54

TOTAL INTEREST-BEARING LIABILITIES	3,580,334	23,366	2.61	3,561,853	14,623	1.64

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits - noninterest bearing	995,168			1,107,422
Other liabilities	52,915			48,883
Stockholders' equity	395,549			366,851
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,023,966			$5,085,009
Net interest income and interest rate spread		$32,341	2.04%		$37,374	2.63%
Net interest margin			2.70%			3.07%

(1)
Rates are calculated on an annualized basis.
(2)
Interest on certain tax-exempt loans and tax-exempt securities in 2024 and 2023 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%

Net Interest Income. Net interest income for the quarter ended March 31, 2024, was $31.7 million compared to $36.6 million for the same period in 2023. A 37 basis point decline in the net interest margin along with a slightly smaller earning asset base were the primary drivers of this decrease.

The net interest margin for the three months ended March 31, 2024, was 2.70% compared to 3.07% for the same period in 2023. In comparing the first quarter of 2024 to the same period in 2023, interest-earning asset yields increased 38 basis points, while the cost of interest-bearing liabilities increased 97 basis points. This increase in funding costs has been due to the rapid increase in deposit rates, intense competition for deposits, the continued Federal Reserve rate hiking cycle and runoff of deposit balances which are being replaced by much costlier wholesale funding. This increase in funding costs continues to outstrip the increases on the yield of interest-earning assets pushing the net interest margin lower.

Provision for Credit Losses and Provision for Unfunded Loans. The Company recorded a credit for credit losses and unfunded loans of $449 thousand during the first quarter of 2024 compared to a provision for credit losses and unfunded loans of $8.6 million for the first quarter of 2023. Included in the $8.6 million figure in 2023 was a Day 1 provision for credit losses and provision for unfunded loans under the current expected credit loss model ("CECL") of $7.7 million related to the acquisition of Emlenton. There was no Day 1 provision recorded in the first three months of 2024. The credit for credit losses and unfunded loans in the first three months of 2024 was largely attributed to shrinkage in outstanding loan balances, a reduction is specific reserves and improvements in the Company's loss rates that anchor the qualitative factors.

Noninterest Income. The Company reported noninterest income of $8.4 million during the first quarter of 2024 compared to $10.4 million for the first quarter of 2023. This decrease is primarily due to the Company completing the securities restructure in the first quarter of 2024 which resulted in a $2.1 million loss on the sale of the securities. In the first quarter of 2023, the Company recognized $121 thousand in securities gains.

Service charges on deposit accounts were $1.6 million for the first quarter of 2024 compared to $1.4 million for the same period in 2023 due to increased activity. Bank owned life insurance income increased to $707 thousand in the first quarter from $547 thousand in the first quarter of 2023. A death benefit of $83 thousand in 2024 and higher earnings credit on the policies drove the increase. Trust fees increased by $206 thousand in the first quarter of 2024 compared to the same period in 2023 due to continued strong growth in this line of business. Likewise, insurance commissions, retirement consulting fees and investment commissions all exhibited solid growth in the first quarter of 2024 compared to the first quarter of 2023. Debit card income declined $222 thousand to $1.6 million in the first quarter of 2024 compared to $1.8 million for the first quarter of 2023. Average customer spend per transaction has declined year over year. Other noninterest income declined to $1.1 million for the first three months of 2024 compared to $1.3 million for the first three months of 2023 as the Company received less SBIC income from its investments in 2024 compared to 2023.

Noninterest Expense. Noninterest expense was $27.0 million for the first three months of 2024 compared to $30.7 million for the first three months of 2023. This decrease was primarily driven by the Company recording $4.3 million in merger related charges in 2023. There were no merger related charges recorded in 2024. Salaries and employee benefits increased to $15.1 million in the first quarter of 2024 compared to $14.6 million in the first quarter of 2023. The increase was primarily driven by salary increases associated with employee raises. Occupancy and equipment expense decreased by $139 thousand in the first quarter of 2024 compared to the first quarter of 2023 primarily due to several branches being closed. FDIC and state and local taxes increased $123 thousand to $1.3 million for the first three months of 2024 compared to $1.2 million for the first three months of 2023 due to an increase in the FDIC assessment rate. Professional fees increased $140 thousand for the three months ended March 31, 2024, compared to the first quarter of 2023 primarily due to increased legal fees. Intangible amortization declined $220 thousand in the first three months of 2024 to $688 thousand compared to $909 thousand for the first three months of 2023. The decrease was primarily driven by the amortization from a prior acquisition running off. Other noninterest expense increased $309 thousand in the first quarter of 2024 compared to the first quarter of 2023 due to increases in several categories of expense.

Income Taxes. Income tax expense totaled $2.2 million for the three months ended March 31, 2024 compared to $639 thousand for the three months ended March 31, 2023. The increase in tax expense was primarily due to the increase in income before income taxes. In addition, the Company dissolved Farmers National Captive, Inc. in November of 2023 so the Company is no longer receiving the tax benefits associated with this business.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $45.0 million during the first three months of 2024 to $148.6 million from $103.7 million at December 31, 2023. The increase in the cash balances was primarily due to the Company intentionally holding more liquidity on its balance sheet at March 31, 2024.

Securities. Securities available-for-sale decreased to $1.27 billion at March 31, 2024, from $1.30 billion at December 31, 2024. Gross unrealized losses on the portfolio totaled $234.2 million at March 31, 2024, compared to gross unrealized losses of $217.1 million at December 31, 2023. The Company also completed a security restructure during the quarter which involved selling approximately $44.3 million of securities and reinvesting the proceeds into securities with yields 200 basis points higher than those sold. The Company also had runoff from the portfolio that made up the remainder of the decline.

Loans. Net loans (excluding loans held for sale) declined to $3.15 billion at March 31, 2024 from $3.16 billion at December 31, 2023. The decline through the first three months of 2024 has been due to paydowns and soft loan demand in the market.

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Nonperforming loans	$11,951	$15,063	$18,368	$17,956	$17,959
Nonperforming loans as a % of total loans	0.38%	0.47%	0.58%	0.57%	0.57%
Non-performing assets	$12,215	$15,229	$18,522	$18,167	$18,053
Non-performing assets as a % of total assets	0.24%	0.30%	0.37%	0.36%	0.35%
Loans delinquent 30-89 days	$14,069	$16,705	$13,314	$12,321	$10,219
Loans delinquent 30-89 days as a % of total loans	0.44%	0.52%	0.42%	0.39%	0.32%
Allowance for credit losses	$33,159	$34,440	$34,753	$34,957	$36,011
Allowance for credit losses as a % of total loans	1.04%	1.08%	1.10%	1.11%	1.14%
Allowance for credit losses as a % of nonperforming loans	277.46%	228.64%	189.20%	194.68%	200.52%
Net charge-offs for the quarter	$1,011	$800	$386	$799	$271
Annualized net charge-offs to average net loans outstanding	0.13%	0.10%	0.05%	0.10%	0.03%

ASU 2022-02 was adopted on January 1, 2023 and such, non-performing loans balances include prior period TDRs and subsequent to January 1, 2023, loans with modifications to borrowers with financial difficulty are included in non-performing loans.

The Company's allowance for credit losses decreased to $33.2 million for the period ended March 31, 2024, from $34.4 million for the period ended December 31, 2023. This decrease was primarily driven by shrinkage in the loan portfolio along with improvements in the Company's credit metrics which have had a favorable impact on the Company's quantitative and qualitative measures within the CECL model. The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at March 31, 2024 is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased by $20.7 million to $4.20 billion at March 31, 2024 from $4.18 billion at December 31, 2023. This increase was primarily due to growth in interest-bearing deposits as customers seek higher yields on their deposit balances.

Short-term Borrowings. Total short-term borrowing balances declined from $355.0 million at December 31, 2023 to $345.0 million at March 31, 2024. This decrease was due to the Company paying down FHLB advances with the growth in deposit balances.

Total Stockholders' Equity. Total stockholders’ equity declined to $397.0 million at March 31, 2024 from $404.4 million at December 31, 2023. The decrease was primarily due to a $12.4 million increase in the accumulated other comprehensive loss offset by growth in retained earnings of $4.9 million.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At March 31, 2024, the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 10.88%, total risk-based capital ratio stood at 14.38%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 11.37% and 8.19%, respectively, at March 31, 2024. The Company opted not to phase in, over 3 years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2021. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2024.

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

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s 2023 Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified three accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses and if there is any impairment of goodwill or other intangible. Additional information regarding these policies is included in the notes to the aforementioned 2023 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 4 (Loans), and the sections captioned “Loan Portfolio.”

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

For example, compared to the Company’s central scenario that is based on a four-quarter forecasted change in U.S. real GDP of 2.10% from 4Q2023 to 4Q2024, U.S. PCE inflation of 2.40%, and U.S. unemployment of 4.00%, the Company’s relative adverse scenario assumes a four-quarter forecast with a contraction of U.S. real GDP, a PCE inflation between 5.00% and 7.00% and an elevated U.S. unemployment rate between 6.00% and 7.00%. This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•
The impacts of changes in the MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•
Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of March 31, 2024, the Company compared the modeled estimates under its relative adverse scenario for two of the Company’s largest loan pools to its central scenario for the same loan pools. Without considering offsetting or correlated effects in other qualitative components of the Company’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:

•
An increase of approximately $683 thousand for residential real estate loans and lending-related commitments
•
An increase of approximately $1.19 million for commercial real non-owner occupied loans and lending-related commitments

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

Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Company believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended March 31, 2024.

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

The PD portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, or is partially or wholly charged-off. Typically, a one-year time period is used to asses PD. PD can be measured and applied using various risk criteria. Risk rating is one common way to apply PDs. LGD is to determine the percentage of loss by facility or collateral type. LGD estimates can sometimes be driven, or influenced, by product type, industry or geography. The Company uses PD/LGD primarily for commercial loan portfolios.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At March 31, 2024, on a consolidated basis, Farmers had intangibles of $22.2 million subject to amortization and $167.4 million in goodwill, which was not subject to periodic amortization.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At March 31, 2024, this line of credit totaled $25.0 million of which the Bank had not borrowed against. In addition, the Company has a revolving line of credit with a correspondent bank totaling $5.0 million. There was no balance on this line at March 31, 2024 and December 31, 2023. Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis. As of March 31, 2024, the Bank had $60.0 million in outstanding balances with the FHLB. Additional borrowing capacity at the FHLB was approximately $739.9 million at March 31, 2024. The Company also has access to the Federal Reserve Discount Window, which provides an additional source of funds with the posting of collateral. The Bank views its membership in the FHLB as a solid source of liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $769.2 million at March 31, 2024, and $805.4 million at December 31, 2023. Additionally, the Company has committed up to $20.2 million in subscriptions in SBIC investment funds. At March 31, 2024, the Company had invested $16.5 million in these funds.

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

Changes In Interest Rate (basis points)	March 31, 2024 Result	December 31, 2023 Result	ALCO Guidelines
Net Interest Income Change
+400	-7.3%	-6.2%	-12.5%
+300	-5.9%	-5.0%	-10.0%
+200	-4.0%	-3.4%	-7.5%
+100	-2.2%	-1.9%	-5.0%
-100	1.8%	1.4%	-5.0%
-200	3.2%	2.3%	-10.0%
-300	4.4%	3.1%	-15.0%
-400	4.3%	2.7%	-20.0%
Net Present Value Of Equity Change
+400	-36.8%	-36.4%	-12.5%
+300	-27.3%	-26.8%	-10.0%
+200	-17.8%	-17.3%	-7.5%
+100	-9.1%	-8.7%	-5.0%
-100	6.0%	5.3%	-10.0%
-200	8.6%	7.2%	-15.0%
-300	7.2%	5.1%	-20.0%
-400	6.7%	3.5%	-25.0%

The yield curve has changed dramatically over the past two years. The Federal Open Market Committee, in an intense effort to diffuse inflation, has raised the discount rate 5.25% over the past eight quarters, the fastest pace on record. These movements have inverted the yield curve, whereby the two-year treasury yield exceeded the ten-year treasury yield by 39 basis points at March 31, 2024 and 35 basis points at year end 2023. With the entire curve highly elevated, asset valuation has declined substantially, as evidenced by the 15.6% valuation reserve on the investment portfolio. For interest rate risk modeling purposes, although further rate increases are possible, movement beyond 25 more basis points is doubtful. However, the elevated rates do bring back into play the 400 basis point scenarios, which the Company has been modeling. The above table presents results in the up rate scenarios that exceed internal policy limits for the Economic Value of Equity (“EVE”). This unprecedented outcome was created by the events occurring over the past two years, namely, the massive influx of liquidity in the form of deposits in 2020 and 2021 from government assistance while interest rates were at their lowest; the deployment of those funds at those low rates; and now the usage of those deposits as consumers drain their accounts in this highly inflationary economy, which prevents the Company from investing in the higher rates now available. With the EVE model moving rates even higher, it further exacerbates the differential between market rates and book rates, thereby creating the out of internal policy consequence. To mitigate these results, the Company has prioritized loan growth, while employing strategies to shrink the investment portfolio, in an effort to close the gap between the book rates and market rates. The Company has also utilized short term wholesale funding in response to deposit shrinkage so as not to incur long term cost increases on its core deposits.

The remaining results of the simulations in the table above indicate that interest rate change results fall within internal limits established by the Company at both March 31, 2024, and December 31, 2023. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For further discussion of risk factors related to the Company, refer to Part 1, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				497,047
January 1-31	21,081	$13.74	0	497,047
February 1-29	28,337	13.81	0	497,047
March 1-31	0	0.00	0	497,047
Ending balance	49,418	13.78	0	497,047

There was no treasury stock activity under the program during the three month period ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

3.1

Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on October 3, 2001).

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

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

10.1**	Farmers National Banc Corp. 2024 Form of Notice of Grant of Long-term Incentive Plan Awards under 2022 Equity Incentive Plan (filed herewith).

10.2**	Farmers National Banc Corp. 2024 Form of Performance-based Equity Award under 2022 Equity Incentive Plan (filed herewith).

10.3**	Farmers National Banc Corp. 2024 Form of Service-based Restricted Stock Award under 2022 Equity Incentive Plan (filed herewith).

10.4**	Farmers National Banc Corp. 2024 Form of Performance-based Cash Award under 2022 Equity Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 9, 2024
/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 9, 2024
/s/ A. Troy Adair
A. Troy Adair Senior Executive Vice President, Chief Financial Officer and Secretary