Form 10-K/A
period 2023-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2024-08-07
CIK 709337

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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market
As of March 1, 2024, the registrant had outstanding 37,545,864 common shares, no par value.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders	III

Auditor Name: Crowe LLP	Location: Columbus, OH	Auditor Firm I.D.: 173

EXPLANATORY NOTE
Farmers National Banc Corp. (“Farmers”) hereby amends its
Annual
Report on Form
10-K
for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “Commission”) on March 7, 2024 (the “Form
10-K”),
as set forth in this Amendment No. 1 on Form
10-K/A
(this “Amendment”). This Amendment is being filed solely to
re-file
Exhibit 23.1, “Consent of Independent Registered Public Accounting Firm” as a document filed as an exhibit to the Form
10-K,
to correct a typographical error in the Exhibit 23.1 that was originally filed as an exhibit to the Form
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

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Farmers National Banc Corp., Emclaire Financial Corp., and FMNB Merger Subsidiary V, LLC, dated as of March 23, 2022 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2022).

3.1	Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on October 3, 2001 (File No. 333-70806)).

3.2	Amendment to Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2013).

3.3	Amendment to Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2018).

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

4.1	Description of Capital Stock (previously filed with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 7, 2024).

4.2	Form of 3.125% Fixed to Floating Rate Subordinated Note Due 2031 (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 17, 2021).

10.1*	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 24, 2011).

10.2*	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).

10.3*	Farmers National Banc Corp. Nonqualified Deferred Compensation Plan (as amended and restated effective January 1, 2016) (incorporated by reference from Exhibit 10.4 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 7, 2017).

10.4*	Farmers National Banc Corp. 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Commission on August 8, 2017).

10.5*	Farmers National Banc Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 22, 2022).

10.6*	Farmers National Banc Corp. 2021 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.7*	Farmers National Banc Corp. 2021 Form of Performance-based Equity Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.8*	Farmers National Banc Corp. 2021 Form of Service-based Restricted Stock Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.9*	Farmers National Banc Corp. 2021 Form of Performance-based Cash Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 6, 2021).

10.10*	Farmers National Banc Corp. 2022 Form of Notice of Grant of Long-term Incentive Plan Awards under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

Exhibit Number	Description

10.11*	Farmers National Banc Corp. 2022 Form of Performance-based Equity Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.12*	Farmers National Banc Corp. 2022 Form of Service-based Restricted Stock Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.13*	Farmers National Banc Corp. 2022 Form of Performance-based Cash Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.14*	Farmers National Banc Corp. 2023 Form of Notice of Grant of Long-term Incentive Plan Awards under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.15*	Farmers National Banc Corp. 2023 Form of Performance-based Equity Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.16*	Farmers National Banc Corp. 2023 Form of Service-based Restricted Stock Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.17*	Farmers National Banc Corp. 2023 Form of Performance-based Cash Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.18*	Nonemployee Director Compensation (previously filed with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 7, 2024).

10.19*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).

10.20*	Change in Control Agreement with Kevin J. Helmick (incorporated by reference from Exhibit 10.2 to Farmers’ Current Report on Form 8-K filed with the Commission on November 14, 2013).

10.21*	Restricted Stock Award Agreement with Troy Adair (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).

10.22*	Change in Control Agreement with Troy Adair (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).

10.23*	Farmers National Banc Corp. Third Amended and Restated Executive Separation Policy (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2021).

10.24*	Form of Senior Executive Change in Control Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2021).

10.25*	Form of Executive Change in Control Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2021).

10.26*	Form of Subordinated Note Purchase Agreement by and between Farmers National Banc Corp. and the several Purchasers named therein, dated November 17, 2021 (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 17, 2021).

21	Subsidiaries of Farmers (previously filed with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 7, 2024).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm (previously filed with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 7, 2024).

Exhibit Number	Description

24	Powers of Attorney of Directors and Executive Officers (previously filed with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 7, 2024).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (previously furnished with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 7, 2024).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (previously furnished with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 7, 2024).

97.1	Policy relating to recovery of erroneously awarded compensation (previously filed with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 7, 2024).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), previously filed with Farmers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 7, 2024: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

*	Constitutes a management contract or compensatory plan or arrangement.
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
August 7, 2024