Form 10-Q
period 2024-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2024-08-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common Stock, No Par Value	37,576,150 shares

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$23,801	$28,896
Federal funds sold and other	157,186	74,762
TOTAL CASH AND CASH EQUIVALENTS	180,987	103,658
Securities available for sale (Amortized cost $1,489,071 in 2024 and $1,516,841 in 2023)	1,246,730	1,299,701
Other investments	37,594	35,311
Loans held for sale, at fair value	2,577	3,711
Loans	3,237,369	3,198,127
Less allowance for credit losses	33,991	34,440
NET LOANS	3,203,378	3,163,687
Premises and equipment, net	45,351	44,364
Goodwill	167,446	167,446
Other intangibles, net	21,524	22,842
Bank owned life insurance	100,288	99,482
Affordable housing investments	23,080	17,893
Other assets	127,898	120,255
TOTAL ASSETS	$5,156,853	$5,078,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$968,693	$1,026,630
Interest-bearing	3,237,142	3,150,756
TOTAL DEPOSITS	4,205,835	4,177,386
Short-term borrowings	406,000	355,000
Long-term borrowings	88,890	88,663
Other liabilities	59,434	52,886
TOTAL LIABILITIES	4,760,159	4,673,935
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized; 39,321,709 shares issued in 2024 and 2023; 37,574,780 and 37,502,773 shares outstanding, respectively	364,985	365,305
Retained earnings	247,023	236,757
Accumulated other comprehensive (loss)	(191,233)	(172,554)
Treasury stock, at cost; 1,746,929 and 1,818,936 shares in 2024 and 2023, respectively	(24,081)	(25,093)
TOTAL STOCKHOLDERS' EQUITY	396,694	404,415
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,156,853	$5,078,350

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$46,513	$42,331	$91,530	$83,187
Taxable securities	6,813	6,654	13,227	13,204
Tax exempt securities	2,455	2,674	5,090	5,515
Dividends	322	594	684	970
Federal funds sold and other interest income	743	551	1,369	1,161
TOTAL INTEREST AND DIVIDEND INCOME	56,846	52,804	111,900	104,037
INTEREST EXPENSE
Deposits	20,160	14,491	38,549	27,198
Short-term borrowings	3,584	2,727	7,524	3,648
Long-term borrowings	1,036	1,008	2,074	2,003
TOTAL INTEREST EXPENSE	24,780	18,226	48,147	32,849
NET INTEREST INCOME	32,066	34,578	63,753	71,188
Provision (credit) for credit losses	1,395	(255)	1,125	8,050
(Credit) provision for unfunded loans	(283)	280	(462)	574
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	30,954	34,553	63,090	62,564
NONINTEREST INCOME
Service charges on deposit accounts	1,846	1,501	3,429	2,933
Bank owned life insurance income	652	584	1,359	1,131
Trust fees	2,638	2,248	5,431	4,835
Insurance agency commissions	1,255	1,332	2,783	2,788
Security (losses) gains, including fair value changes for equity securities	(124)	13	(2,244)	134
Retirement plan consulting fees	330	382	664	689
Investment commissions	478	476	910	869
Net gains on sale of loans	417	406	714	716
Other mortgage banking income, net	192	234	317	387
Debit card and EFT fees	1,760	1,810	3,327	3,599
Other operating income	162	463	1,273	1,793
TOTAL NONINTEREST INCOME	9,606	9,449	17,963	19,874
NONINTEREST EXPENSES
Salaries and employee benefits	14,558	13,625	29,627	28,270
Occupancy and equipment	3,815	3,859	7,545	7,728
FDIC insurance and state and local taxes	1,185	1,494	2,530	2,716
Professional fees	1,194	1,190	2,448	2,304
Merger related costs	0	442	0	4,755
Advertising	445	478	876	887
Intangible amortization	630	1,222	1,318	2,131
Core processing charges	1,099	1,144	2,234	2,308
Other operating expenses	3,477	2,932	6,864	6,009
TOTAL NONINTEREST EXPENSES	26,403	26,386	53,442	57,108
INCOME BEFORE INCOME TAXES	14,157	17,616	27,611	25,330
INCOME TAXES	2,374	2,650	4,588	3,289
NET INCOME	$11,783	$14,966	$23,023	$22,041
EARNINGS PER SHARE - basic	$0.32	$0.40	$0.62	$0.59
EARNINGS PER SHARE - diluted	$0.31	$0.40	$0.61	$0.59

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
NET INCOME	$11,783	$14,966	$23,023	$22,041
Other comprehensive income (loss):
Net unrealized holding (losses) gains on available for sale securities	(8,285)	(21,309)	(27,460)	21,591
Reclassification adjustment for losses (gains) realized in income on sales	126	0	2,259	(120)
Reclassification adjustment for losses realized in income on fair value hedge	211	0	1,556	0
Net unrealized holding (losses) gains	(7,948)	(21,309)	(23,645)	21,471
Income tax effect	1,669	4,475	4,966	(4,509)
Unrealized holding (losses) gains, net of reclassification and tax	(6,279)	(16,834)	(18,679)	16,962
Change in funded status of post-retirement plan, net of tax	0	0	0	0
Other comprehensive (loss) income, net of tax	(6,279)	(16,834)	(18,679)	16,962
TOTAL COMPREHENSIVE INCOME (LOSS)	$5,504	$(1,868)	$4,344	$39,003

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2023	$365,305	$236,757	$(172,554)	$(25,093)	$404,415
Net income		11,240			11,240
Other comprehensive (loss)			(12,400)		(12,400)
Restricted share issuance	(363)			367	4
Restricted share forfeitures	153			(155)	(2)
Stock based compensation expense	662				662
Vesting of Long Term Incentive Plan	(914)			919	5
Share forfeitures for taxes				(529)	(529)
Dividends paid at $0.17 per share		(6,369)			(6,369)
Balance March 31, 2024	$364,843	$241,628	$(184,954)	$(24,491)	$397,026
Net income		11,783			11,783
Other comprehensive (loss)			(6,279)		(6,279)
Restricted share issuance	(484)			489	5
Stock based compensation expense	626				626
Share forfeitures for taxes				(79)	(79)
Dividends paid at $0.17 per share		(6,388)			(6,388)
Balance June 30, 2024	$364,985	$247,023	$(191,233)	$(24,081)	$396,694

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2022	$305,340	$212,375	$(210,490)	$(14,930)	$292,295
Net income		7,075			7,075
Other comprehensive income			33,796		33,796
Share issuance as part of a business combination	59,202				59,202
Restricted share issuance	(432)			437	5
Restricted share forfeitures	21			(21)	0
Stock based compensation expense	615				615
Vesting of Long Term Incentive Plan	(428)			431	3
Share forfeitures for taxes				(252)	(252)
Treasury share purchases				(11,660)	(11,660)
Dividends paid at $0.17 per share		(6,437)			(6,437)
Balance March 31, 2023	$364,318	$213,013	$(176,694)	$(25,995)	$374,642
Net income		14,966			14,966
Other comprehensive (loss)			(16,834)		(16,834)
Restricted share issuance	(323)			326	3
Stock based compensation expense	649				649
Share forfeitures for taxes				(68)	(68)
Dividends paid at $0.17 per share		(6,367)			(6,367)
Balance June 30, 2023	$364,644	$221,612	$(193,528)	$(25,737)	$366,991

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,023	$22,041
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,125	8,050
(Credit) provision for unfunded loans	(462)	574
Depreciation and amortization	3,103	4,101
Net amortization of securities	330	450
Available for sale security losses (gains)	2,259	(120)
Realized gains on equity securities	(15)	(14)
Stock compensation expense	1,288	1,264
Earnings on bank owned life insurance	(1,275)	(1,131)
Income recognized from death benefit on bank owned life insurance	(84)	0
Origination of loans held for sale	(35,222)	(19,634)
Proceeds from loans held for sale	35,476	21,945
Net gains on sale of loans	(714)	(716)
Net change in other assets and liabilities	810	(6,377)
NET CASH FROM OPERATING ACTIVITIES	29,642	30,433
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	26,308	30,034
Proceeds from sales of securities available for sale	44,756	69,918
Purchases of securities available for sale	(45,883)	(650)
Proceeds from sales of equity securities	41	24
Purchase of equity securities	(42)	(31)
Proceeds from maturities and repayments of SBIC funds	556	543
Purchases of SBIC funds	(520)	(531)
Proceeds from redemption of regulatory stock	5,224	13,951
Purchase of regulatory stock	(7,527)	(17,679)
Loan originations and payments, net	(32,285)	(10,436)
Purchase of portfolio loans	(8,069)	0
Proceeds from loans held for sale previously classified as portfolio loans	1,594	0
Proceeds from BOLI death benefit	551	0
Additions to premises and equipment	(3,778)	(779)
Net cash paid in business combinations	0	(13,175)
NET CASH FROM INVESTING ACTIVITIES	(19,074)	71,189
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	28,449	(166,833)
Net change in short-term borrowings	51,000	130,000
Cash dividends paid	(12,688)	(12,733)
Repurchase of common shares	0	(11,544)
NET CASH FROM FINANCING ACTIVITIES	66,761	(61,110)
NET CHANGE IN CASH AND CASH EQUIVALENTS	77,329	40,512
Beginning cash and cash equivalents	103,658	75,551
Ending cash and cash equivalents	$180,987	$116,063
Supplemental cash flow information:
Interest paid	$55,188	$34,161
Supplemental noncash disclosures:
Issuance of stock awards	$2,049	$1,194
Issuance of stock for business combinations	$0	$59,202
Lease liabilities arising from obtaining right-of-use assets	$0	$1,289

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of June 30, 2024. Outstanding shares at June 30, 2024 were 37,574,780.

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

In accordance with ASC 805, the Company expensed $442 thousand and $4.8 million of merger related costs, for the Emclaire acquisition, during the three and six month periods ended June 30, 2023, respectively. There were no merger related expenses recorded during 2024. The Company recorded goodwill of $72.9 million as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in Pennsylvania. The merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The goodwill was determined not to be deductible for income tax purposes.

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

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). No allowance for credit losses have been recognized for the securities portfolio at June 30, 2024 or December 31, 2023.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
June 30, 2024
U.S. Treasury and U.S. government sponsored entities	$137,732	$4	$(18,742)	$118,994
State and political subdivisions	611,199	2,140	(103,291)	510,048
Corporate bonds	18,383	210	(471)	18,122
Mortgage-backed securities	614,694	7	(114,612)	500,089
Collateralized mortgage obligations	104,097	87	(7,403)	96,781
Small Business Administration	2,966	0	(270)	2,696
Totals	$1,489,071	$2,448	$(244,789)	$1,246,730

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2023
U.S. Treasury and U.S. government sponsored entities	$145,439	$113	$(17,597)	$127,955
State and political subdivisions	644,880	4,792	(93,503)	556,169
Corporate bonds	18,554	187	(466)	18,275
Mortgage-backed securities	624,529	1	(104,144)	520,386
Collateralized mortgage obligations	80,227	331	(6,559)	73,999
Small Business Administration	3,212	0	(295)	2,917
Totals	$1,516,841	$5,424	$(222,564)	$1,299,701

The proceeds from sales of available-for-sale securities and the associated gains and losses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Proceeds	$464	$0	$44,756	$69,918
Gross gains	0	0	17	441
Gross losses	(125)	0	(2,276)	(321)

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call, or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2024
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$2,896	$2,922
One to five years	28,007	25,848
Five to ten years	199,510	178,261
Beyond ten years	536,901	440,133
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	721,757	599,566
Total	$1,489,071	$1,246,730

The following table summarizes the investment securities with unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
June 30, 2024

U.S. Treasury and U.S. government sponsored entities	$1,381	$(13)	$116,768	$(18,729)	$118,149	$(18,742)
State and political subdivisions	58,668	(3,598)	403,117	(99,693)	461,785	(103,291)
Corporate bonds	1,894	(35)	9,172	(436)	11,066	(471)
Mortgage-backed securities	13,730	(277)	485,650	(114,335)	499,380	(114,612)
Collateralized mortgage obligations	50,594	(1,503)	42,389	(5,900)	92,983	(7,403)
Small Business Administration	0	0	2,696	(270)	2,696	(270)
Total	$126,267	$(5,426)	$1,059,792	$(239,363)	$1,186,059	$(244,789)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2023

U.S. Treasury and U.S. government sponsored entities	$399	$(1)	$122,361	$(17,596)	$122,760	$(17,597)
State and political subdivisions	15,852	(1,684)	428,416	(91,819)	444,268	(93,503)
Corporate bonds	8,463	(284)	3,881	(182)	12,344	(466)
Mortgage-backed securities	5,113	(76)	515,259	(104,068)	520,372	(104,144)
Collateralized mortgage obligations	20,019	(980)	43,808	(5,579)	63,827	(6,559)
Small Business Administration	0	0	2,917	(295)	2,917	(295)
Total	$49,846	$(3,025)	$1,116,642	$(219,539)	$1,166,488	$(222,564)

As of June 30, 2024, the Company’s security portfolio consisted of 944 securities, 825 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. The Company does not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality, and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of June 30, 2024, the Company has not recorded an allowance for credit losses on available for sale ("AFS") securities.

Equity Securities

The Company also holds equity securities which include $14.9 million in Small Business Investment Company (“SBIC”) partnership investments as well as $242 thousand in local and regional bank holdings and other miscellaneous equity funds at June 30, 2024. At December 31, 2023, the Company held $14.9 million in SBIC investments and $226 thousand in local and regional bank holdings and other miscellaneous equity funds. Gains on these equity funds were recognized as income in 2024 and 2023 in compliance with ASU 2016-01, which requires all equity securities to be measured at their fair value with changes in fair value being recognized through the statements of income.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2024	December 31, 2023
Commercial real estate
Owner occupied	$389,882	$399,273
Non-owner occupied	703,316	712,315
Farmland	205,437	202,950
Other	255,477	224,218
Commercial
Commercial and industrial	343,694	346,354
Agricultural	59,598	58,338
Residential real estate
1-4 family residential	849,561	843,697
Home equity lines of credit	151,511	142,441
Consumer
Indirect	238,437	226,815
Direct	21,700	23,805
Other	8,469	9,164
Total loans	$3,227,082	$3,189,370
Net deferred loan costs	10,287	8,757
Allowance for credit losses	(33,991)	(34,440)
Net loans	$3,203,378	$3,163,687

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six month periods ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$17,481	$4,543	$6,840	$4,295	$33,159
(Credit) Provision for credit losses	(258)	428	628	597	1,395
Loans charged off	0	(372)	(51)	(238)	(661)
Recoveries	0	29	5	64	98
Total ending allowance balance	$17,223	$4,628	$7,422	$4,718	$33,991

Six Months Ended June 30, 2024

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$18,150	$5,087	$6,916	$4,287	$34,440
(Credit) Provision for credit losses	(799)	490	559	875	1,125
Loans charged off	(146)	(1,015)	(81)	(701)	(1,943)
Recoveries	18	66	28	257	369
Total ending allowance balance	$17,223	$4,628	$7,422	$4,718	$33,991

Three Months Ended June 30, 2023

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$19,819	$5,230	$6,732	$4,230	$36,011
PCD ACL on loans acquired	0	0	0	0	0
(Credit) Provision for credit losses	(1,125)	639	131	100	(255)
Loans charged off	(157)	(591)	(11)	(212)	(971)
Recoveries	0	17	14	141	172
Total ending allowance balance	$18,537	$5,295	$6,866	$4,259	$34,957

Six Months Ended June 30, 2023

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$14,840	$4,186	$4,374	$3,578	$26,978
PCD ACL on loans acquired	850	138	11	0	999
Provision for credit losses	3,003	1,683	2,529	835	8,050
Loans charged off	(157)	(734)	(94)	(455)	(1,440)
Recoveries	1	22	46	301	370
Total ending allowance balance	$18,537	$5,295	$6,866	$4,259	$34,957

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to June 30, 2024. As of June 30, 2024, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, stable trend in unemployment rate, and a level trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from June 30, 2023 to June 30, 2024 is largely attributed to adjustments made to the Commercial Staffing qualitative factor, release of reserves related to loans transferred to held for sale and reclassification of construction loan balances that were placed into their permanent loan pool. These factors were partially offset by increases to loan balances and increases in the Company's loss rates that anchor the qualitative factors and impact the quantitative reserve.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2024 and December 31, 2023:

(In Thousands of Dollars)	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
June 30, 2024
Commercial real estate
Owner occupied	$1,694	$762	$0
Non-owner occupied	16	146	0
Farmland	1,839	7	0
Other	0	70	0
Commercial
Commercial and industrial	944	1,311	432
Agricultural	184	247	0
Residential real estate
1-4 family residential	373	2,592	1,412
Home equity lines of credit	162	153	0
Consumer
Indirect	57	226	111
Direct	66	45	20
Other	0	1	0
Total loans	$5,335	$5,560	$1,975

(In Thousands of Dollars)	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
December 31, 2023
Commercial real estate
Owner occupied	$1,804	$830	$0
Non-owner occupied	19	1,491	0
Farmland	1,957	9	0
Other	0	80	0
Commercial
Commercial and industrial	394	1,408	0
Agricultural	203	317	0
Residential real estate
1-4 family residential	348	3,009	460
Home equity lines of credit	240	210	69
Consumer
Indirect	22	300	125
Direct	65	69	1
Other	0	5	0
Total loans	$5,052	$7,728	$655

The above table for the period ending December 31, 2023 does not include a $1.63 million non-owner occupied commercial real estate loan that was held-for-sale and in nonaccrual status. There were no nonaccrual or past due loans related to loans held-for-sale at June 30, 2024.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2024 and December 31, 2023:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
June 30, 2024
Commercial real estate
Owner occupied	$1,694	$0	$0	$0
Non-owner occupied	16	0	0	0
Farmland	1,839	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	86	1,044	0	0
Agricultural	0	184	0	0
Residential real estate
1-4 family residential	3,277	0	0	0
Home equity lines of credit	242	0	0	0
Consumer
Indirect	0	0	99	0
Direct	0	0	14	66
Other	0	0	0	0
Total loans	$7,154	$1,228	$113	$66

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2023
Commercial real estate
Owner occupied	$1,804	$0	$0	$0
Non-owner occupied	1,335	0	0	0
Farmland	1,957	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	94	867	0	0
Agricultural	0	203	0	0
Residential real estate
1-4 family residential	3,352	0	0	0
Home equity lines of credit	294	0	0	0
Consumer
Indirect	0	0	53	0
Direct	0	0	19	66
Other	0	0	0	0
Total loans	$8,836	$1,070	$72	$66

The following tables present the aging of the recorded investment in past due loans as of June 30, 2024 and December 31, 2023 by class of loans.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2024
Commercial real estate
Owner occupied	$647	$1,070	$2,456	$4,173	$385,506	$389,679
Non-owner occupied	13	0	162	175	702,678	702,853
Farmland	145	0	1,846	1,991	203,233	205,224
Other	528	0	70	598	254,496	255,094
Commercial
Commercial and industrial	636	347	2,687	3,670	341,644	345,314
Agricultural	290	72	431	793	59,649	60,442
Residential real estate
1-4 family residential	11,346	946	4,377	16,669	833,124	849,793
Home equity lines of credit	367	52	315	734	150,851	151,585
Consumer
Indirect	1,467	474	394	2,335	244,846	247,181
Direct	110	34	131	275	21,457	21,732
Other	1	1	1	3	8,469	8,472
Total loans	$15,550	$2,996	$12,870	$31,416	$3,205,953	$3,237,369

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2023
Commercial real estate
Owner occupied	$302	$293	$2,634	$3,229	$395,799	$399,028
Non-owner occupied	90	0	1,510	1,600	710,195	711,795
Farmland	365	0	1,966	2,331	200,395	202,726
Other	0	0	80	80	223,697	223,777
Commercial
Commercial and industrial	540	199	1,802	2,541	345,278	347,819
Agricultural	292	40	520	852	58,223	59,075
Residential real estate
1-4 family residential	6,819	4,488	3,817	15,124	828,437	843,561
Home equity lines of credit	729	34	519	1,282	141,189	142,471
Consumer
Indirect	2,045	289	447	2,781	232,105	234,886
Direct	153	23	135	311	23,514	23,825
Other	4	0	5	9	9,155	9,164
Total loans	$11,339	$5,366	$13,435	$30,140	$3,167,987	$3,198,127

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024 and June 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

Three Months Ended June 30, 2024	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Principal Forgiveness	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Residential real estate
Home equity lines of credit	$0	$0	$0	$20	$20	0.01%
Total modifications to borrowers experiencing financial difficulty	$0	$0	$0	$20	$20	0.00%

Six Months Ended June 30, 2024	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Principal Forgiveness	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Residential real estate
Home equity lines of credit	$0	$0	$29	$20	$49	0.03%
Total modifications to borrowers experiencing financial difficulty	$0	$0	$29	$20	$49	0.00%

Three Months Ended June 30, 2023	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Principal Forgiveness	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial
Commercial and industrial	$0	$0	$0	$0	$0	0.00%
Total modifications to borrowers experiencing financial difficulty	$0	$0	$0	$0	$0	0.00%

Six Months Ended June 30, 2023	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Principal Forgiveness	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial
Commercial and industrial	$50	$0	$0	$0	$50	0.01%
Total modifications to borrowers experiencing financial difficulty	$50	$0	$0	$0	$50	0.00%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and June 30, 2023:

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average Years Added to the Life	Weighted-Average Years Added to the Life	Weighted-Average Contractual Interest Rate
Three Months Ended June 30, 2024			From	To
Residential real estate
Home equity lines of credit		10.00	10.75%	7.25%

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average Years Added to the Life	Weighted-Average Years Added to the Life	Weighted-Average Contractual Interest Rate
Six Months Ended June 30, 2024			From	To
Residential real estate
Home equity lines of credit		10.00	10.45%	5.92%

	Payment Deferral	Principal Forgiveness	Interest Rate Reduction
	Weighted-Average Years Added to the Life	Reduction of Amortized Cost Basis of the Loans	Weighted-Average Contractual Interest Rate
Three Months Ended June 30, 2023			From	To
Commercial
Commercial and industrial	0.00

	Payment Deferral	Principal Forgiveness	Interest Rate Reduction
	Weighted-Average Years Added to the Life	Reduction of Amortized Cost Basis of the Loans	Weighted-Average Contractual Interest Rate
Six Months Ended June 30, 2023			From	To
Commercial
Commercial and industrial	0.50

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the three and six months ended June 30, 2024 and June 30, 2023:

Three Months Ended June 30, 2024	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Accrual restructured loans
Residential real estate
Home equity lines of credit	$20	$0	$0
Total accruing restructured loans	$20	$0	$0

Nonaccrual restructured loans
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$20	$0	$0

Six Months Ended June 30, 2024	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Accrual restructured loans
Residential real estate
Home equity lines of credit	$20	$0	$0
Total accruing restructured loans	$20	$0	$0

Nonaccrual restructured loans
Residential real estate
Home equity lines of credit	0	29	0
Total nonaccrual restructured loans	$0	$29	$0
Total restructured loans	$20	$29	$0

Three Months Ended June 30, 2023	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Total accruing restructured loans	$0	$0	$0

Nonaccrual restructured loans
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$0	$0	$0

Six Months Ended June 30, 2023	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Commercial
Commercial and industrial	$50	$0	$0
Total accruing restructured loans	$50	$0	$0

Nonaccrual restructured loans
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$50	$0	$0

As of June 30, 2024, the Company had no commitments to lend any additional funds on restructured loans.

The following table presents the amortized cost basis of loans that had a payment default during the six months ended June 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For purposes of this disclosure a default occurs when within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms:

June 30, 2024	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Principal Forgiveness	Interest Rate Reduction	Term Extension
Residential real estate
1-4 family residential	$0	$0	$30	$41
Home equity lines of credit	0	0	29	0
Total modifications to borrowers experiencing financial difficulty	$0	$0	$59	$41

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

As of June 30, 2024 and December 31, 2023, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
June 30, 2024
Commercial real estate
Owner occupied	$377,073	$6,256	$6,350	$389,679
Non-owner occupied	644,330	26,414	32,109	702,853
Farmland	202,871	0	2,353	205,224
Other	246,380	0	8,714	255,094
Commercial
Commercial and industrial	332,327	644	12,343	345,314
Agricultural	59,975	29	438	60,442
Total loans	$1,862,956	$33,343	$62,307	$1,958,606

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2023
Commercial real estate
Owner occupied	$386,015	$9,628	$3,385	$399,028
Non-owner occupied	648,063	27,938	35,794	711,795
Farmland	200,240	0	2,486	202,726
Other	215,459	0	8,318	223,777
Commercial
Commercial and industrial	334,764	646	12,409	347,819
Agricultural	58,506	17	552	59,075
Total loans	$1,843,047	$38,229	$62,944	$1,944,220

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The above table for the period ending December 31, 2023 does not include a $1.63 million non-owner occupied commercial real estate loan that was held-for-sale and risk rated substandard. There were no special mention or substandard loans related to loans held-for-sale at June 30, 2024. In the 1-4 family residential real estate portfolio at June 30, 2024, other real estate owned and foreclosure properties were $58 thousand and $210 thousand, respectively. At December 31, 2023, other real estate owned and foreclosure properties were $92 thousand and $207 thousand, respectively.
The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of June 30, 2024 and December 31, 2023. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
June 30, 2024
Performing	$845,416	$151,270	$246,787	$21,601	$8,471
Nonperforming	4,377	315	394	131	1
Total loans	$849,793	$151,585	$247,181	$21,732	$8,472

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2023
Performing	$839,744	$141,952	$234,439	$23,690	$9,159
Nonperforming	3,817	519	447	135	5
Total loans	$843,561	$142,471	$234,886	$23,825	$9,164

The following table presents total loans by risk categories and year of origination:

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$8,011	$68,957	$50,929	$63,853	$43,665	$139,444	$2,214	$377,073
Special mention	0	1,365	0	0	4,352	539	0	6,256
Substandard	0	0	1,872	0	559	3,730	189	6,350
Total commercial real estate - Owner occupied loans	$8,011	$70,322	$52,801	$63,853	$48,576	$143,713	$2,403	$389,679

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$20,769	$49,509	$134,338	$85,850	$74,430	$270,312	$9,122	$644,330
Special mention	0	0	188	12,821	0	13,405	0	26,414
Substandard	0	413	0	3,965	8,696	19,035	0	32,109
Total commercial real estate - Non-owner occupied loans	$20,769	$49,922	$134,526	$102,636	$83,126	$302,752	$9,122	$702,853

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$0	$146	$0	$0	$146

Commercial real estate - Farmland:
Risk Rating
Pass	$8,799	$23,213	$40,515	$20,272	$32,469	$74,574	$3,029	$202,871
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	324	0	2,029	0	2,353
Total commercial real estate - Farmland loans	$8,799	$23,213	$40,515	$20,596	$32,469	$76,603	$3,029	$205,224

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Other:
Risk Rating
Pass	$9,951	$88,329	$65,364	$46,504	$8,857	$26,121	$1,254	$246,380
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	8,601	113	0	8,714
Total commercial real estate - Other loans	$9,951	$88,329	$65,364	$46,504	$17,458	$26,234	$1,254	$255,094

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$48,065	$80,728	$64,538	$32,677	$15,561	$26,204	$64,554	$332,327
Special mention	122	0	347	175	0	0	0	644
Substandard	0	158	5,945	1,017	495	2,130	2,598	12,343
Total commercial - Commercial and industrial loans	$48,187	$80,886	$70,830	$33,869	$16,056	$28,334	$67,152	$345,314

Commercial - Commercial and industrial: Current period gross write-offs	$0	$142	$97	$70	$135	$164	$313	$921

Commercial - Agricultural:
Risk Rating
Pass	$5,571	$13,143	$15,392	$7,097	$2,783	$1,539	$14,450	$59,975
Special mention	0	0	0	0	0	0	29	29
Substandard	0	2	30	86	179	141	0	438
Total commercial - Agricultural loans	$5,571	$13,145	$15,422	$7,183	$2,962	$1,680	$14,479	$60,442

Commercial - Agricultural: Current period gross write-offs	$0	$0	$36	$13	$29	$16	$0	$94

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$34,408	$73,847	$164,998	$160,351	$126,224	$282,075	$3,513	$845,416
Nonperforming	0	0	0	452	2,019	1,906	0	4,377
Total residential real estate - 1-4 family residential loans	$34,408	$73,847	$164,998	$160,803	$128,243	$283,981	$3,513	$849,793

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$21	$0	$60	$0	$81

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$28	$116	$38	$132	$97	$3,868	$146,991	$151,270
Nonperforming	0	0	29	0	0	286	0	315
Total residential real estate - Home equity lines of credit loans	$28	$116	$67	$132	$97	$4,154	$146,991	$151,585

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$49,160	$65,569	$60,495	$27,744	$17,568	$26,251	$0	$246,787
Nonperforming	0	48	141	96	41	68	0	394
Total consumer - Indirect loans	$49,160	$65,617	$60,636	$27,840	$17,609	$26,319	$0	$247,181

Consumer - Indirect: Current period gross write-offs	$10	$11	$72	$142	$93	$189	$0	$517

Consumer - Direct:
Payment Performance
Performing	$1,677	$2,807	$3,042	$1,709	$1,052	$10,999	$315	$21,601
Nonperforming	0	0	7	19	66	39	0	131
Total consumer - Direct loans	$1,677	$2,807	$3,049	$1,728	$1,118	$11,038	$315	$21,732

Consumer - Direct: Current period gross write-offs	$0	$7	$20	$4	$3	$59	$0	$93

Consumer - Other:
Payment Performance
Performing	$0	$0	$1	$60	$100	$379	$7,931	$8,471
Nonperforming	0	0	0	0	0	1	0	1
Total consumer - Other loans	$0	$0	$1	$60	$100	$380	$7,931	$8,472

Consumer - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$91	$0	$91

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$57,983	$58,178	$66,205	$42,023	$48,849	$109,831	$2,946	$386,015
Special mention	0	293	0	8,779	0	556	0	9,628
Substandard	0	0	0	10	490	2,701	184	3,385
Total commercial real estate - Owner occupied loans	$57,983	$58,471	$66,205	$50,812	$49,339	$113,088	$3,130	$399,028

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$1	$0	$0	$1

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$49,177	$135,433	$88,188	$77,713	$81,079	$205,729	$10,744	$648,063
Special mention	0	0	12,156	0	6,565	9,217	0	27,938
Substandard	0	0	3,972	10,037	3,492	17,794	499	35,794
Total commercial real estate - Non-owner occupied loans	$49,177	$135,433	$104,316	$87,750	$91,136	$232,740	$11,243	$711,795

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$0	$144	$201	$0	$345

Commercial real estate - Farmland:
Risk Rating
Pass	$22,576	$40,101	$20,890	$34,036	$18,634	$59,900	$4,103	$200,240
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	330	0	26	2,130	0	2,486
Total commercial real estate - Farmland loans	$22,576	$40,101	$21,220	$34,036	$18,660	$62,030	$4,103	$202,726

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$3	$0	$3

Commercial real estate - Other:
Risk Rating
Pass	$68,911	$56,753	$47,895	$9,063	$8,516	$23,269	$1,052	$215,459
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	8,186	0	132	0	8,318
Total commercial real estate - Other loans	$68,911	$56,753	$47,895	$17,249	$8,516	$23,401	$1,052	$223,777

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$90,807	$85,255	$40,444	$21,794	$9,736	$23,030	$63,698	$334,764
Special mention	0	141	355	21	0	0	129	646
Substandard	195	3,551	980	404	1,077	699	5,503	12,409
Total commercial - Commercial and industrial loans	$91,002	$88,947	$41,779	$22,219	$10,813	$23,729	$69,330	$347,819

Commercial - Commercial and industrial: Current period gross write-offs	$0	$178	$579	$11	$16	$394	$0	$1,178

Commercial - Agricultural:
Risk Rating
Pass	$13,738	$17,368	$8,917	$3,584	$1,386	$1,133	$12,380	$58,506
Special mention	0	0	0	0	0	0	17	17
Substandard	0	33	118	225	24	152	0	552
Total commercial - Agricultural loans	$13,738	$17,401	$9,035	$3,809	$1,410	$1,285	$12,397	$59,075

Commercial - Agricultural: Current period gross write-offs	$0	$15	$70	$3	$0	$6	$0	$94

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$63,365	$171,862	$164,469	$132,989	$49,380	$254,027	$3,652	$839,744
Nonperforming	37	58	312	1,645	115	1,650	0	3,817
Total residential real estate - 1-4 family residential loans	$63,402	$171,920	$164,781	$134,634	$49,495	$255,677	$3,652	$843,561

Residential real estate - 1-4 family residential: Current period gross write-offs	$52	$0	$49	$130	$0	$129	$0	$360

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$19	$14	$111	$51	$3,302	$138,455	$141,952
Nonperforming	0	26	13	15	0	465	0	519
Total residential real estate - Home equity lines of credit loans	$0	$45	$27	$126	$51	$3,767	$138,455	$142,471

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$8	$0	$16	$0	$24

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$74,425	$71,705	$32,528	$21,163	$11,395	$23,223	$0	$234,439
Nonperforming	54	108	138	85	26	36	0	447
Total consumer - Indirect loans	$74,479	$71,813	$32,666	$21,248	$11,421	$23,259	$0	$234,886

Consumer - Indirect: Current period gross write-offs	$33	$138	$71	$35	$23	$232	$0	$532

Consumer - Direct:
Payment Performance
Performing	$3,552	$3,812	$2,203	$1,352	$974	$11,431	$366	$23,690
Nonperforming	0	17	0	65	0	53	0	135
Total consumer - Direct loans	$3,552	$3,829	$2,203	$1,417	$974	$11,484	$366	$23,825

Consumer - Direct: Current period gross write-offs	$11	$38	$22	$51	$9	$100	$0	$231

Consumer - Other:
Payment Performance
Performing	$0	$0	$60	$103	$82	$278	$8,636	$9,159
Nonperforming	0	0	0	0	0	5	0	5
Total consumer - Other loans	$0	$0	$60	$103	$82	$283	$8,636	$9,164

Consumer - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$20	$149	$169

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At June 30, 2024, the Company had $682 million in unfunded commitments and set aside $1.38 million in anticipated credit losses. At December 31, 2023, the Company had $753 million in unfunded commitments and set aside $1.84 million in anticipated credit losses. The $71 million decrease in unfunded commitments and $461 thousand decrease in the reserve for anticipated credit losses is due to existing construction loan projects that are moving forward and advances are being made to the loan. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of the ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $34.0 million at June 30, 2024 and $34.4 million at December 31, 2023. The decrease of $449 thousand was due to a reduction of specific reserve related to a loan settlement and improved loss rates. These factors were partially offset by updates to the Company's delay periods that anchor the qualitative factors and increased Portfolio Composition and Growth qualitative factor due to increasing loan balances.

Purchased Loans

Under ASU Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2024, the Company has not acquired any additional PCD loans. The outstanding balance at June 30, 2024 and related allowance on PCD loans is as follows:

	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$371	$16
Non-owner Occupied	27,190	555
Farmland	7	0
Commercial
Commercial and industrial	1,823	126
Agricultural	117	7
Residential real estate
1-4 family residential	1,166	6
Home equity lines of credit	2	0
Total	$30,676	$710

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and six months ended June 30, 2024 and 2023.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended June 30, 2024
Service charges on deposit accounts	$0	$1,846	$1,846
Debit card and EFT fees	0	1,760	1,760
Trust fees	2,638	0	2,638
Insurance agency commissions	0	1,255	1,255
Retirement plan consulting fees	330	0	330
Investment commissions	0	478	478
Other (outside the scope of ASC 606)	0	1,299	1,299
Total noninterest income	$2,968	$6,638	$9,606

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended June 30, 2023
Service charges on deposit accounts	$0	$1,501	$1,501
Debit card and EFT fees	0	1,810	1,810
Trust fees	2,248	0	2,248
Insurance agency commissions	0	1,332	1,332
Retirement plan consulting fees	382	0	382
Investment commissions	0	476	476
Other (outside the scope of ASC 606)	0	1,700	1,700
Total noninterest income	$2,630	$6,819	$9,449

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Six Months Ended June 30, 2024
Service charges on deposit accounts	$0	$3,429	$3,429
Debit card and EFT fees	0	3,327	3,327
Trust fees	5,431	0	5,431
Insurance agency commissions	0	2,783	2,783
Retirement plan consulting fees	664	0	664
Investment commissions	0	910	910
Other (outside the scope of ASC 606)	0	1,419	1,419
Total noninterest income	$6,095	$11,868	$17,963

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Six Months Ended June 30, 2023
Service charges on deposit accounts	$0	$2,933	$2,933
Debit card and EFT fees	0	3,599	3,599
Trust fees	4,835	0	4,835
Insurance agency commissions	0	2,788	2,788
Retirement plan consulting fees	689	0	689
Investment commissions	0	869	869
Other (outside the scope of ASC 606)	0	4,161	4,161
Total noninterest income	$5,524	$14,350	$19,874

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

At June 30, 2024, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2024 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$118,994	$0	$118,994	$0
State and political subdivisions	510,048	0	510,048	0
Corporate bonds	18,122	0	16,725	1,397
Mortgage-backed securities-residential	500,089	0	500,089	0
Collateralized mortgage obligations	96,781	0	96,781	0
Small Business Administration	2,696	0	2,696	0
Total investment securities	$1,246,730	$0	$1,245,333	$1,397

Equity securities	$242	$242	$0	$0
Loans held for sale	2,577	0	2,577	0
Interest rate swaps	4,737	0	4,737	0
Interest rate lock commitments	53	0	53	0
Fair value hedge derivative	729	0	729	0
Mortgage banking derivative	4	0	4	0
Financial Liabilities
Interest rate swaps	$4,737	$0	$4,737	$0

		Fair Value Measurements at December 31, 2023 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$127,955	$0	127,955	$0
State and political subdivisions	556,169	0	556,169	0
Corporate bonds	18,275	0	16,935	1,340
Mortgage-backed securities-residential	520,386	0	520,386	0
Collateralized mortgage obligations	73,999	0	73,999	0
Small Business Administration	2,917	0	2,917	0
Total investment securities	$1,299,701	$0	$1,298,361	$1,340

Equity securities	$226	$226	$0	$0
Loans held for sale	3,711	0	3,711	0
Interest rate swaps	4,191	0	4,191	0
Interest rate lock commitments	109	0	109	0
Financial Liabilities
Interest rate swaps	$4,191	$0	$4,191	$0
Fair value hedge derivative	836	0	836	0
Mortgage banking derivative	14	0	14	0

There were no significant transfers between Level 1 and Level 2 during the periods presented above.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended June 31, 2024		Six Months ended June 31, 2024
(In Thousands of Dollars)	2024	2023	2024	2023
Beginning Balance	$1,340	$1,616	$1,340	$1
Transfers between levels	0	0	0	0
Acquired and/or purchased	0	0	0	1,600
Discount accretion (premium amortization)	13	4	26	12
Repayments, calls and maturities	0	(401)	0	(401)
Changes in unrealized gains (losses)	44	5	31	12
Ending Balance	$1,397	$1,224	$1,397	$1,224

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2024 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
Commercial and industrial	$267	$0	$0	$267
1–4 family residential	1,517	0	0	1,517
Consumer indirect	12	0	0	12
Mortgage servicing rights	347	0	347	0

		Fair Value Measurements at December 31, 2023 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$838	$0	$0	$838
Commercial and industrial	267	0	0	267
1–4 family residential	1,547	0	0	1,547
Mortgage servicing rights	210	0	210	0

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended June 30, 2024 and December 31, 2023:

June 30, 2024	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial	$267	Quoted price for collateral	Offer Price	17.97%
Residential	1,517	Sales comparison	Adjustment for differences between comparable sales	(5.39%) - 2.11% (2.67%)

December 31, 2023	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial real estate	$838	Income approach	Adjustment for difference between cap rates of comparable sales	(49.65%) - 46.77% (16.63%)
Commercial	267	Quoted price for collateral	Offer Price	64.38%
Residential	1,547	Sales comparison	Adjustment for differences between comparable sales	(5.39%) - (2.11%) (2.67%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements at June 30, 2024 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$180,987	$23,801	$157,186	$0	$180,987
Regulatory stock	22,499	n/a	n/a	n/a	n/a
Loans, net	3,203,378	0	0	3,055,635	3,055,635
Financial liabilities
Deposits	4,205,835	3,459,183	743,002	0	4,202,185
Short-term borrowings	406,000	0	406,000	0	406,000
Long-term borrowings	88,890	0	72,370	0	72,370

		Fair Value Measurements at December 31, 2023 Using:
(In Thousands of Dollars)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$103,658	$28,896	$74,762	$0	$103,658
Regulatory stock	20,197	n/a	n/a	n/a	n/a
Loans, net	3,163,687	0	0	3,015,732	3,015,732
Financial liabilities
Deposits	4,177,386	3,452,104	719,497	0	4,171,601
Short-term borrowings	355,000	0	355,000	0	355,000
Long-term borrowings	88,663	0	70,893	0	70,893

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchases of Emlenton in January 2023 and other past acquisitions totaled $167.4 million at June 30, 2024 and December 31, 2023. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30. The fair value of the reporting units is determined using a combination of a discounted cash flow method and a market approach method. Results of the assessment as of September 30, 2023, indicated no goodwill impairment. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	June 30, 2024		December 31, 2023
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(7,021)	$7,210	$(6,953)
Non-compete contracts	457	(419)	457	(413)
Trade name	1,126	(454)	1,126	(440)
Core deposit intangible	32,115	(11,490)	32,115	(10,260)
Total	$40,908	$(19,384)	$40,908	$(18,066)

Aggregate amortization expense was $630 thousand and $1.3 million for the three and six month periods ended June 30, 2024. Amortization expense was $1.2 million and $2.1 million for the three and six month periods ended June 30, 2023.

Estimated amortization expense for each of the next five periods and thereafter:

2024 (6 months)	$1,259
2025	2,451
2026	2,355
2027	2,242
2028	2,231
Thereafter	10,986
Total	$21,524

Leases:

The Company has operating leases for branch office locations, vehicles, land and certain office equipment such as printers and copiers. The leases have remaining lease terms of up to 17.1 years, some of which had options to extend the lease for up to 15 years, while the South Side Branch lease had the option to terminate in June of 2024. The only lease option exercised was the South Side branch lease, which was terminated in June of 2024. A new lease for the South Side branch was entered into in April of 2024. This new lease is with a new lessor, and in a new location very close to the old lease location. Rent payments on this new lease do not commence until July of 2024.

The right of use assets and lease liabilities were $8.8 million and $9.1 million as of June 30, 2024, respectively, and $8.8 million and $9.0 million at December 31, 2023, respectively. The right of use assets are included in other assets while the lease liabilities are included in other liabilities on the balance sheet.

Lease expense for the three and six month periods ended June 30, 2024, was $327 thousand and $658 thousand, respectively. Lease expense for the three and six month periods ended June 30, 2023, was $362 thousand and $717 thousand, respectively. The weighted-average remaining lease term for all leases was 10.36 years as of June 30, 2024. The weighted-average discount rate was 3.05% for all leases as of June 30, 2024.

On January 1, 2023, the Company performed a valuation of Emlenton's leases to determine an initial right of use asset ("ROU asset") and lease liability in connection with the Merger. The Company recorded an initial ROU asset and lease liability of $1.3 million for these leases.

Maturities of lease liabilities are as follows as of June 30, 2024:

2024 (6 months)	$638
2025	1,222
2026	1,106
2027	1,022
2028	1,035
Thereafter	5,688
Total Payments	10,711
Less: lease liability expense	(1,660)
Total	$9,051

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $61.9 million and fair value of $4.7 million in other assets and $4.7 million in other liabilities at June 30, 2024. At December 31, 2023, the Company had interest rate swaps associated with commercial loans with a notional value of $63.9 million and fair value of $4.2 million in other assets and $4.2 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the six month periods ended June 30, 2024 and 2023.

Interest Rate Swap Designated as a Fair Value Hedge

The Company has one interest rate swap with a notional amount of $100.0 million that was in place at both June 30, 2024 and December 31, 2023. This swap is designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the company’s state and political subdivision municipal bond portfolio. The gross aggregate fair value of the swap at June 30, 2024 was $729 thousand and was recorded as a $306 thousand mark to market adjustment in other assets and $423 thousand was recorded to other assets for the accrued interest receivable. At December 31, 2023, the gross aggregate fair value of the swap was $(836) thousand and was recorded as a $1.3 million mark to market adjustment in other liabilities, and $425 thousand was recorded to other assets for the accrued interest receivable. The Company expects the hedge to remain in effect for the remaining term of the swap, which matures August 2026. A summary of the interest rate swap designated as a fair value hedge is presented below:

	June 30, 2024	December 31, 2023

Notional amount fair value hedge	$100,000	$100,000
Fixed pay rates	4.35%	4.35%
Variable SOFR receive rates	5.33%	5.38%
Remaining maturity (in years)	2.1	2.6
Fair value	$729	$(836)

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. The Company enters into forward commitments for the future delivery of residential mortgage loans when the interest rate locks are committed in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships.

The net gains (losses) relating to non-designated derivative instruments used for risk management are included in Net Gains on Sale of Loans on the Consolidated Statements of Income and are summarized below for the quarters ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Forward sales contracts	$16	$71	$18	$(16)
Interest rate lock commitments	(8)	(52)	(55)	57

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other assets:
Forward sales contracts	$210	$1	$0	$0
Interest rate lock commitments	7,996	53	7,400	109
Mortgage banking derivative	8,500	4	0	0
Total included in other assets	$16,706	$58	$7,400	$109

Included in other liabilities:
Mortgage banking derivative	$0	$0	$3,300	$(14)

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic EPS
Net income (In thousands of dollars)	$11,783	$14,966	$23,023	$22,041
Weighted average shares outstanding	37,325,648	37,233,732	37,301,931	37,527,050
Basic earnings per share	$0.32	$0.40	$0.62	$0.59

Diluted EPS
Net income (In thousands of dollars)	$11,783	$14,966	$23,023	$22,041
Weighted average shares outstanding for basic earnings per share	37,325,648	37,233,732	37,301,931	37,527,050
Dilutive effect of restricted stock awards	161,485	86,721	177,655	96,822
Weighted average shares for diluted earnings per share	37,487,133	37,320,453	37,479,586	37,623,872
Diluted earnings per share	$0.31	$0.40	$0.61	$0.59

There were 159,178 and 160,678 restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2024, respectively. There were 174,309 and 170,809 restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2023, respectively.

Stock Based Compensation:

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan replaced the 2017 Plan. There were 61,425 service time based share awards and 99,253 performance based share awards granted under the 2022 Plan during the six month period ended June 30, 2024, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2026. As of June 30, 2024, 574,181 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $626 thousand and $1.3 million for the three and six month periods ended June 30, 2024, respectively. During prior periods, the expense recognized was $649 thousand and $1.3 million for the three and six month periods ended June 30, 2023, respectively. As of June 30, 2024, there was $3.5 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.7 years.

The following is the activity under the Plans during the six month period ended June 30, 2024.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	253,776	$14.97	209,484	$15.01
Granted	61,425	13.07	99,253	13.81
Vested	(63,506)	12.92	(66,192)	13.79
Forfeited	(11,167)	17.24	(19,625)	15.05
Ending balance - non-vested shares	240,528	$14.47	222,920	$14.57

The following is the activity under the Plans during the six month period ended June 30, 2023.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	193,015	$16.69	137,369	$15.85
Granted	54,095	13.12	102,750	14.16
Vested	(27,740)	12.96	(30,635)	14.35
Forfeited	(1,541)	17.64	0	0.00
Ending balance - non-vested shares	217,829	$15.84	209,484	$15.01

The 129,698 shares that vested during the six month period ended June 30, 2024 had a weighted average fair value of $13.36 per share.

Other Comprehensive Income (Loss):

The following tables represent the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six month periods ended June 30, 2024 and 2023.

(In Thousands of Dollars)	Net unrealized holding (losses) gains on available for sale securities	Reclassification adjustment for (gains) losses realized in income on fair value hedge	Change in funded status of post-retirement plan	Total
Balance December 31, 2023	$(171,539)	$(1,013)	$(2)	$(172,554)
Other comprehensive (loss) before reclassification	(15,149)	0	0	(15,149)
Amounts reclassified from accumulated other comprehensive income	1,686	1,063	0	2,749
Net current period other comprehensive (loss) income	(13,463)	1,063	0	(12,400)
Balance March 31, 2024	$(185,002)	$50	$(2)	$(184,954)
Other comprehensive (loss) before reclassification	(6,545)	0	0	(6,545)
Amounts reclassified from accumulated other comprehensive income	99	167	0	266
Net current period other comprehensive (loss) income	(6,446)	167	0	(6,279)
Balance June 30, 2024	$(191,448)	$217	$(2)	$(191,233)

Balance December 31, 2022	$(210,489)	$0	$(1)	$(210,490)
Other comprehensive income before reclassification	33,891	0	0	33,891
Amounts reclassified from accumulated other comprehensive (loss)	(95)	0	0	(95)
Net current period other comprehensive income	33,796	0	0	33,796
Balance March 31, 2023	$(176,693)	$0	$(1)	$(176,694)
Other comprehensive (loss) before reclassification	(16,834)	0	0	(16,834)
Amounts reclassified from accumulated other comprehensive income	0	0	0	0
Net current period other comprehensive (loss)	(16,834)	0	0	(16,834)
Balance June 30, 2023	$(193,527)	$0	$(1)	$(193,528)

Amounts reclassified out of each component of accumulated other comprehensive income (loss) were not material for the three and six month periods ended June 30, 2024 and 2023.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of June 30, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at June 30, 2024 and December 31, 2023:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Common equity tier 1 capital ratio
Consolidated	$404,473	10.94%	$166,335	4.5%	N/A	N/A
Bank	428,253	11.61%	166,048	4.5%	239,847	6.5%
Total risk based capital ratio
Consolidated	532,842	14.42%	295,707	8.0%	N/A	N/A
Bank	463,622	12.56%	295,197	8.0%	368,996	10.0%
Tier 1 risk based capital ratio
Consolidated	422,473	11.43%	221,781	6.0%	N/A	N/A
Bank	428,253	11.61%	221,397	6.0%	295,197	8.0%
Tier 1 leverage ratio
Consolidated	422,473	8.26%	204,543	4.0%	N/A	N/A
Bank	428,253	8.40%	203,995	4.0%	254,993	5.0%

December 31, 2023
Common equity tier 1 capital ratio
Consolidated	$392,244	10.61%	$166,303	4.5%	N/A	N/A
Bank	411,304	11.15%	165,996	4.5%	$239,772	6.5%
Total risk based capital ratio
Consolidated	519,684	14.06%	295,650	8.0%	N/A	N/A
Bank	447,584	12.13%	295,104	8.0%	368,881	10.0%
Tier 1 risk based capital ratio
Consolidated	410,244	11.10%	221,737	6.0%	N/A	N/A
Bank	411,304	11.15%	221,328	6.0%	295,104	8.0%
Tier 1 leverage ratio
Consolidated	410,244	8.02%	204,598	4.0%	N/A	N/A
Bank	411,304	8.07%	203,989	4.0%	254,986	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
June 30, 2024
Goodwill and other intangibles	$5,656	$187,577	$(4,263)	$188,970
Total assets	$17,273	$5,142,064	$(2,484)	$5,156,853

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2023
Goodwill and other intangibles	$5,680	$188,871	$(4,263)	$190,288
Total assets	$15,845	$5,065,150	$(2,645)	$5,078,350

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2024
Net interest income	$62	$33,040	$(1,036)	$32,066
Provision for credit losses and unfunded loans	0	1,112	0	1,112
Service fees, security gains and other noninterest income	3,091	6,914	(399)	9,606
Noninterest expense	1,825	22,660	426	24,911
Amortization and depreciation expense	19	1,359	114	1,492
Income before taxes	1,309	14,823	(1,975)	14,157
Income taxes	275	2,515	(416)	2,374
Net income	$1,034	$12,308	$(1,559)	$11,783

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2024
Net interest income	$114	$65,714	$(2,075)	$63,753
Provision for credit losses and unfunded loans	0	663	0	663
Service fees, security gains and other noninterest income	6,192	12,348	(577)	17,963
Noninterest expense	3,729	45,579	1,031	50,339
Amortization and depreciation expense	38	2,837	228	3,103
Income before taxes	2,539	28,983	(3,911)	27,611
Income taxes	534	4,876	(822)	4,588
Net income	$2,005	$24,107	$(3,089)	$23,023

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended June 30, 2023
Net interest income	$57	$35,476	$(955)	$34,578
Provision for credit losses and unfunded loans	0	25	0	25
Service fees, security gains and other noninterest income	2,668	7,167	(386)	9,449
Noninterest expense	1,654	22,056	475	24,185
Amortization and depreciation expense	23	2,066	112	2,201
Income before taxes	1,048	18,496	(1,928)	17,616
Income taxes	221	2,859	(430)	2,650
Net income	$827	$15,637	$(1,498)	$14,966

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Six Months Ended June 30, 2023
Net interest income	$114	$72,984	$(1,910)	$71,188
Provision for credit losses and unfunded loans	0	8,624	0	8,624
Service fees, security gains and other noninterest income	5,568	14,923	(617)	19,874
Noninterest expense	3,297	48,591	1,120	53,008
Amortization and depreciation expense	46	3,828	226	4,100
Income before taxes	2,339	26,864	(3,873)	25,330
Income taxes	492	3,706	(909)	3,289
Net income	$1,847	$23,158	$(2,964)	$22,041

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.
Short-term borrowings:

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") of $121.0 million at June 30, 2024 and $70.0 million at December 31, 2023. The interest rate on these borrowings was 5.40% at June 30, 2024 and 5.41% at December 31, 2023. Both of these short-term borrowings were borrowed using the FHLB's overnight repurchase advance program, as this product allows the most flexibility to meet the Bank's varying liquidity needs. These FHLB advances are secured by pledged assets which are described in the following Long-Term Borrowings footnote.

In addition, the Bank had $285.0 million in short-term borrowings at both June 30, 2024 and December 31, 2023. The current borrowing matures in January 2025 and has a fixed interest rate of 4.76%. These borrowings are secured by securities with a par value of $288.3 million.

The Bank has access to a line of credit for $25.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no outstanding borrowings under this line at June 30, 2024, or December 31, 2023.

Farmers has one unsecured revolving line of credit for $5.0 million. This line can be renewed annually and has an interest rate of prime with a floor of 3.5%. There was no outstanding balance on this line at either June 30, 2024, or December 31, 2023.

Long-term borrowings:

There were no long-term advances from the FHLB at June 30, 2024, or at December 31, 2023.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.7 billion at June 30, 2024 and $1.6 billion at December 31, 2023. Based on this collateral, the Bank is eligible to borrow an additional $679.7 million at June 30, 2024.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month LIBOR rate. The rate at June 30, 2024 was 7.05% and at December 31, 2023 the rate was 7.10%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the "junior subordinated debt securities") held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month LIBOR rate. The rate at June 30, 2024 was 7.40% and at December 31, 2023 the rate was 7.45%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the "junior subordinated debt securities") held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month LIBOR rate. The rate at June 30, 2024 was 7.30% and at December 31, 2023 the rate was 7.35%.

In all three instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value of $75 million less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	Amount	Amount
TSEO Statutory Trust I	$2,545	$2,521
Maple Leaf Financial Statutory Trust II	7,852	7,740
Cortland Statutory Trust I	4,410	4,382
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$14,807	$14,643
Subordinated Debentures	$74,083	$74,020
Total long-term borrowings	$88,890	$88,663

Qualified affordable housing project investments:

The Company invests in qualified affordable housing projects. At June 30, 2024 and December 31, 2023, the balance of the investment for qualified affordable housing projects was $23.1 million and $17.9 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $16.4 million and $12.3 million at June 30, 2024 and December 31, 2023. The Company expects to complete the fulfillment of these commitments during the year ending 2038.

In the second quarters ended June 30, 2024 and June 30, 2023, the Company recognized amortization expense of $407 thousand and $417 thousand, respectively, which was included within income tax expense on the consolidated statements of income. In the six month periods ended June 30, 2024 and June 30, 2023, the Company recognized amortization expense of $813 thousand and $834 thousand, respectively, which was included within income tax expense on the consolidated statements of income.

Additionally, during the second quarters ended June 30, 2024 and June 30, 2023, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $502 thousand and $541 thousand, respectively. For the six month periods ended June 30, 2024 and June 30, 2023, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $1.0 million and $1.1 million, respectively.

During the six month periods ended June 30, 2024 and June 30, 2023, the Company did not incur any impairment losses related to its investment in affordable housing tax credits.

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

Results of Operations. The following is a comparison of selected financial ratios and other results at or for the three and six month periods ended June 30, 2024 and 2023:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In Thousands, except Per Share Data)	2024	2023	2024	2023
Total assets	$5,156,853	$5,073,454	$5,156,853	$5,073,454
Net income	$11,783	$14,966	$23,023	$22,041
Diluted earnings per share	$0.31	$0.40	$0.61	$0.59
Return on average assets (annualized)	0.93%	1.18%	0.91%	0.87%
Return on average equity (annualized)	12.15%	16.12%	11.76%	11.94%
Dividends to net income	54.04%	42.54%	55.61%	58.09%
Net loans to assets	62.12%	61.50%	62.12%	61.50%
Loans to deposits	76.97%	73.88%	76.97%	73.88%

Net Income. The Company reported net income of $11.8 million, or $0.31 per diluted share, for the quarter ended June 30, 2024 compared to $15.0 million, or $0.40 per diluted share, for the quarter ended June 30, 2023. The results for the second quarter of 2024 were negatively impacted by a reduction in net interest income due to net interest margin compression and an increased level in the provision for credit losses.

Net income for the six months ended June 30, 2024 was $23.0 million, or $0.61 per diluted share, compared to $22.0 million, or $0.59 per diluted share, for the six months ended June 30, 2023. The increase in net income was due to lower provision for credit losses and non interest expense offset by lower net interest income and non interest income.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$3,215,141	$46,590	5.80%	$3,144,461	$42,422	5.40%
Taxable securities	1,118,598	6,813	2.44	1,157,284	6,654	2.30
Tax-exempt securities (2)	379,761	2,973	3.13	415,003	3,278	3.16
Other investments	33,441	322	3.85	41,361	594	5.74
Federal funds sold and other	78,591	743	3.78	72,801	551	3.03
TOTAL EARNING ASSETS	4,825,532	57,441	4.76	4,830,910	53,499	4.43
Nonearning assets	218,984			225,131
TOTAL ASSETS	$5,044,516			$5,056,041

INTEREST-BEARING LIABILITIES
Time deposits	$744,422	$7,233	3.89%	$646,782	$4,525	2.80%
Brokered time deposits	0	0	0.00	59,402	686	4.62
Savings deposits	1,102,443	4,117	1.49	1,133,371	2,402	0.85
Demand deposits - interest bearing	1,391,767	8,810	2.53	1,428,409	6,878	1.93
Total interest-bearing deposits	3,238,632	20,160	2.49	3,267,964	14,491	1.77

Short term borrowings	299,543	3,585	4.79	213,549	2,727	5.11
Long term borrowings	88,834	1,035	4.66	88,382	1,008	4.56
Total borrowed funds	388,377	4,620	4.76	301,931	3,735	4.95

TOTAL INTEREST-BEARING LIABILITIES	3,627,009	24,780	2.73	3,569,895	18,226	2.04

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits - noninterest bearing	972,290			1,067,605
Other liabilities	57,336			47,120
Stockholders' equity	387,881			371,421
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,044,516			$5,056,041
Net interest income and interest rate spread		$32,661	2.03%		$35,273	2.39%
Net interest margin			2.71%			2.92%

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

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$3,198,239	$91,686	5.73%	$3,140,500	$83,365	5.31%
Taxable securities	1,109,972	13,227	2.38	1,164,400	13,204	2.27
Tax-exempt securities (2)	393,918	6,182	3.14	426,743	6,797	3.19
Other investments	33,924	684	4.03	38,976	970	4.98
Federal funds sold and other	75,174	1,369	3.64	77,870	1,161	2.98
TOTAL EARNING ASSETS	4,811,227	113,148	4.70	4,848,489	105,497	4.35
Nonearning assets	223,014			221,955
TOTAL ASSETS	$5,034,241			$5,070,444

INTEREST-BEARING LIABILITIES
Time deposits	$738,159	$14,281	3.87%	$618,637	$7,864	2.54%
Brokered time deposits	0	0	0.00	144,747	3,007	4.15
Savings deposits	1,093,511	7,716	1.41	1,143,539	4,356	0.76
Demand deposits - interest bearing	1,371,058	16,553	2.41	1,423,211	11,971	1.68
Total interest-bearing deposits	3,202,728	38,550	2.41	3,330,134	27,198	1.63

Short term borrowings	312,167	7,524	4.82	147,436	3,648	4.95
Long term borrowings	88,778	2,073	4.67	88,326	2,003	4.54
Total borrowed funds	400,945	9,597	4.79	235,762	5,651	4.79

TOTAL INTEREST-BEARING LIABILITIES	3,603,673	48,147	2.67	3,565,896	32,849	1.84

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	983,728			1,087,403
Other liabilities	55,125			47,996
Stockholders' equity	391,715			369,149
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,034,241			$5,070,444
Net interest income and interest rate spread		$65,001	2.03%		$72,648	2.51%
Net interest margin			2.70%			3.00%
(1)
Rates are calculated on an annualized basis.
(2)
Interest on certain tax-exempt loans and tax-exempt securities in 2024 and 2023 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%

Net Interest Income. Net interest income for the three months ended June 30, 2024, was $32.1 million compared to $34.6 million for the three months ended June 30, 2023. A 21 basis point decline in the net interest margin along with a slightly smaller earning asset base were the primary drivers of this decrease.

The net interest margin for the three month period ended June 30, 2024, was 2.71% compared to 2.92% for the same period in 2023. Interest-earning asset yields increased 33 basis points in the second quarter of 2024 compared to the second quarter of 2023 while the cost of interest-bearing liabilities increased 69 basis points when comparing these two periods. This increase in funding costs has been due to the rapid increase in deposit rates, intense competition for deposits and the continued Federal Reserve rate hiking cycle which has resulted in an inverted yield curve. This increase in funding costs continues to outstrip the increases on the yield of interest-earning assets pushing the net interest margin lower.

Net interest income for the six month period ended June 30, 2024, was $63.8 million compared to $71.2 million for the same period in 2023. The decrease in net interest income was driven by the same factors as discussed above. The net interest margin was 2.70% for the six month period ended June 30, 2024 compared to 3.00% for the same period in 2023. The decline in net interest margin for the six month period ended June 30, 2024, was also driven by the same factors discussed previously.

Provision for Credit Losses and Provision for Unfunded Loans. The Company recorded provision for credit losses and unfunded loans of $1.1 million for second quarter of 2024 compared to $25 thousand for the second quarter of 2023. The increased provision for credit losses was primarily due to loan growth of $56.1 million in the second quarter of 2024 compared to loan shrinkage of $2.9 million in the second quarter of 2023.

For the first six months of 2024, the Company recorded a provision for credit losses of $663 thousand compared to a provision for credit losses and unfunded loans of $8.6 million for the second quarter of 2023. Included in the $8.6 million figure in 2023 was a Day 1 provision for credit losses and provision for unfunded loans under the current expected credit loss model ("CECL") of $7.7 million related to the acquisition of Emlenton. There was no Day 1 provision recorded in the first six months of 2024.

Noninterest Income. The Company recorded noninterest income of $9.6 million for the second quarter of 2024 compared to $9.4 million for the second quarter of 2023. This increase is due to increases in several categories of noninterest income offset by declines in other noninterest income and losses on the sale of securities.

Service charges on deposit accounts were $1.8 million for the second quarter of 2024 compared to $1.5 million for the same period in 2023. The Company undertook a review of all service charges in late 2023 and early 2024 and implemented fee increases across deposit product lines in the second quarter. Bank owned life insurance income increased from $584 thousand in the second quarter of 2023 to $652 thousand in the second quarter of 2024 as crediting rates on the insurance policies continue to increase. Trust fees increased to $2.6 million in the second quarter of 2024 from $2.2 million in the second quarter of 2023 due to continued strong growth in this line of business. Losses on the sale of securities totaled $124 thousand in the second quarter of 2024 compared to gains on the sale of securities of $13 thousand during the second quarter of 2023. Other noninterest income declined from $463 thousand in the second quarter of 2023 to $162 thousand in the second quarter of 2024. The Company recorded write downs totaling $391 thousand on other assets held for sale during the second quarter of 2024. No write downs occurred in the second quarter of 2023.

For the six months ended June 30, 2024, noninterest income declined by $1.9 million compared to the six months ended June 30, 2023. The decline was primarily due to security losses of $2.2 million in the first six months of 2024 compared to security gains of $134 thousand for the first six months of 2023.

Service charges on deposit accounts increased by $496 thousand in the first six months of 2024 compared to the same period in 2023 due to the fee increases discussed above. Bank owned life insurance income increased to $1.4 million for the six months ended June 30, 2024 compared to $1.1 million for the six months ended June 30, 2023 as crediting rates on the insurance policies continue to increase. Trust fees increased to $5.4 million in the first six months of 2024 from $4.8 million in the first six months of 2023 due to continued strong growth in this line of business. Other noninterest income declined to $1.3 million in the first six months of 2024 from $1.8 million in the first six months of 2023. The Company recorded write downs totaling $391 thousand on other assets held for sale during the six months ended June 30, 2024 compared to $40 thousand of write downs for the six months end June 30, 2023.

Noninterest Expense. The Company’s noninterest expense totaled $26.4 million for the three months ended June 30, 2024 compared to $26.4 million for the three months ended June 30, 2023. The second quarter of 2023 included $442 thousand of merger related charges. There were no merger related expenses during the second quarter of 2024. Salaries and employee benefits were $14.6 million in the second quarter of 2024 compared to $13.6 million in the second quarter of 2023. The increase was primarily driven by higher salaries associated with employee raises along with higher health care expenses. FDIC and state and local taxes decreased by $309 thousand to $1.2 million for the three months ended June 30, 2024 compared to $1.5 million for the same three month period in 2023 due to lower FDIC premiums. Intangible amortization declined to $630 thousand in the second quarter of 2024 from $1.2 million for the second quarter of 2023. This decrease was driven by accelerated amortization that occurred in the second quarter of 2023 that did not reoccur in 2024 and amortization from a prior acquisition running off. Other noninterest expense increased $545 thousand in the second quarter of 2024 compared to the second quarter of 2023. Timing surrounding postage expense and ATM/debit card charges drove much of this increase.

For the six months ended June 30, 2024, noninterest expense decreased to $53.4 million from $57.1 million for the six months ended June 30, 2023. In 2023, the Company incurred $4.8 million of merger related costs while no merger costs were incurred in 2024. Salaries and employee benefits increased to $29.6 million in the first six months of 2024 compared to $28.3 million in the first six months of 2023. The increase was primarily driven by salary increases associated with employee raises along with increased healthcare costs. Occupancy and equipment expense decreased by $183 thousand in the first half of 2024 compared to the first half of 2023 primarily due to several branches being closed. FDIC and state and local taxes decreased $186 thousand to $2.5 million for the first six months of 2024 compared to $2.7 million for the first six months of 2023 due to improvements in the Bank's FDIC assessment variables. Professional fees increased $144 thousand for the six months ended June 30, 2024, compared to the first six months of 2023 primarily due to increased legal fees. Intangible amortization declined $813 thousand in the first six months of 2024 to $1.3 million compared to $2.1 million for the first six months of 2023. This decrease was driven by accelerated amortization that occurred in the first half of 2023 that did not reoccur in 2024 and amortization from a prior acquisition running off. Other noninterest expense increased $855 thousand in the first half of 2024 compared to the first half of 2023 due to increases in several categories of expense.

Income Taxes. Income tax expense was $2.4 million for the three months ended June 30, 2024 compared to $2.7 million for the three months ended June 30, 2023. The decrease in tax expense was primarily due to the decline in income before income taxes.

Income tax expense increased from $3.3 million for the six months ended June 30, 2023 to $4.6 million for the six months ended June 30, 2024. The increase in tax expense was primarily due to the increase in income before income taxes. In addition, the Company dissolved Farmers National Captive, Inc. in November of 2023 so the Company is no longer receiving the tax benefits associated with this business.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $77.3 million during the first six months of 2024 to $181.0 million from $103.7 million at December 31, 2023. The increase in the cash balances was primarily due to the Company intentionally holding more liquidity on its balance sheet at June 30, 2024.

Securities. Securities available-for-sale decreased to $1.25 billion at June 30, 2024, from $1.30 billion at December 31, 2024. Gross unrealized losses on the portfolio totaled $244.8 million at June 30, 2024, compared to gross unrealized losses of $222.6 million at December 31, 2023. In addition to the changes in the gross unrealized loss on the securities, the Company has also received $71.1 million in proceeds from the sale, maturity and repayments on securities during the first six months of 2024. This has been partially offset by purchases totaling $45.9 million through the first six months of 2024.

Loans. Net loans (excluding loans held for sale) increased to $3.20 billion at June 30, 2024 from $3.16 billion at December 31, 2023. The increase through the first six months of 2024 has been due primarily to growth in the commercial real estate and consumer segment of the loan portfolio, including 1-4 family residential, home equity lines of credit and indirect auto loans.

The following tables present the amortized cost basis of the Company's commercial real estate portfolio segment by industry as of June 30, 2024 and December 31, 2023:

(In Thousands of Dollars)	Amortized Cost	% of Commercial Real Estate	% of Total Portfolio	Weighted Average Loan-to-Value
June 30, 2024
Commercial real estate
Retail	$342,090	22.03%	10.57%	54.09%
Farmland	205,224	13.22%	6.34%	50.25%
Warehouse/Industrial	186,884	12.03%	5.77%	54.84%
Office	181,994	11.72%	5.62%	53.60%
Multifamily	160,967	10.37%	4.97%	61.66%
Medical	147,153	9.48%	4.55%	50.91%
Hotel	43,314	2.79%	1.34%	47.10%
Special Purpose	92,952	5.98%	2.87%	53.41%
Restaurant	53,885	3.47%	1.66%	51.84%
Multifamily - Construction	49,942	3.22%	1.54%	55.22%
All Other	88,445	5.69%	2.73%	48.10%
Total	$1,552,850	100.00%	47.97%

(In Thousands of Dollars)	Amortized Cost	% of Commercial Real Estate	% of Total Portfolio	Weighted Average Loan-to-Value
December 31, 2023
Commercial real estate
Retail	$354,953	23.09%	11.10%	55.16%
Farmland	202,726	13.19%	6.34%	51.24%
Warehouse/Industrial	166,291	10.82%	5.20%	56.04%
Office	175,020	11.38%	5.47%	53.91%
Multifamily	153,410	9.98%	4.80%	63.10%
Medical	154,890	10.08%	4.84%	51.51%
Hotel	49,695	3.23%	1.55%	48.64%
Special Purpose	99,152	6.45%	3.10%	55.10%
Restaurant	56,460	3.67%	1.77%	53.17%
Multifamily - Construction	27,860	1.81%	0.87%	59.02%
All Other	96,869	6.30%	3.03%	47.10%
Total	$1,537,326	100.00%	48.07%

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
Nonperforming loans	$12,870	$11,951	$15,063	$18,368	$17,956
Nonperforming loans as a % of total loans	0.40%	0.38%	0.47%	0.58%	0.57%
Non-performing assets	$12,975	$12,215	$15,229	$18,522	$18,167
Non-performing assets as a % of total assets	0.25%	0.24%	0.30%	0.37%	0.36%
Loans delinquent 30-89 days	$18,546	$14,069	$16,705	$13,314	$12,321
Loans delinquent 30-89 days as a % of total loans	0.57%	0.44%	0.52%	0.42%	0.39%
Allowance for credit losses	$33,991	$33,159	$34,440	$34,753	$34,957
Allowance for credit losses as a % of total loans	1.05%	1.04%	1.08%	1.10%	1.11%
Allowance for credit losses as a % of nonperforming loans	264.11%	277.46%	228.64%	189.20%	194.68%
Net charge-offs for the quarter	$563	$1,011	$800	$386	$799
Annualized net charge-offs to average net loans outstanding	0.07%	0.13%	0.10%	0.05%	0.10%

ASU 2022-02 was adopted on January 1, 2023 and such, non-performing loans balances include prior period TDRs and subsequent to January 1, 2023, loans with modifications to borrowers with financial difficulty are included in non-performing loans.

The Company's allowance for credit losses decreased to $34.0 million for the period ended June 30, 2024, from $34.4 million for the period ended December 31, 2023. This decrease was primarily driven by improvements in the Company's credit metrics which have had a favorable impact on the Company's quantitative and qualitative measures within the CECL model. The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at June 30, 2024 is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased to $4.21 billion at June 30, 2024 from $4.18 billion at December 31, 2023. This increase was primarily due to growth in interest-bearing deposits as customers seek higher yields on their deposit balances offset by declines in non-interest bearing deposits..

Short-term Borrowings. Total short-term borrowing balances increased from $355.0 million at December 31, 2023 to $406.0 million at June 30, 2024. This increase was due to the Company's intent to hold more cash on its balance sheet at quarter end.

Total Stockholders' Equity. Total stockholders’ equity declined to $396.7 million at June 30, 2024 from $404.4 million at December 31, 2023. The decrease was primarily due to a $18.7 million increase in the accumulated other comprehensive loss offset by growth in retained earnings of $10.3 million.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At June 30, 2024, the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 10.94%, total risk-based capital ratio stood at 14.42%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 11.43% and 8.26%, respectively, at June 30, 2024. The Company opted not to phase in, over 3 years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2021. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2024.

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

For example, compared to the Company’s central scenario that is based on a four-quarter forecasted change in U.S. real GDP of 2.10% from 4Q2023 to 4Q2024, U.S. PCE inflation of 2.60%, and U.S. unemployment of 4.00%, the Company’s relative adverse scenario assumes a four-quarter forecast with a contraction of U.S. real GDP, a PCE inflation between 5.00% and 7.00% and an elevated U.S. unemployment rate between 6.00% and 7.00%. This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•
The impacts of changes in the MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•
Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of June 30, 2024, the Company compared the modeled estimates under its relative adverse scenario for two of the Company’s largest loan pools to its central scenario for the same loan pools. Without considering offsetting or correlated effects in other qualitative components of the Company’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:

•
An increase of approximately $642 thousand for residential real estate loans and lending-related commitments
•
An increase of approximately $1.17 million for commercial real estate non-owner occupied loans and lending-related commitments

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

Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Company believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended June 30, 2024.

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

The PD portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, or is partially or wholly charged-off. Typically, a one-year time period is used to assess PD. PD can be measured and applied using various risk criteria. Risk rating is one common way to apply PDs. LGD is to determine the percentage of loss by facility or collateral type. LGD estimates can sometimes be driven, or influenced, by product type, industry or geography. The Company uses PD/LGD primarily for commercial loan portfolios.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At June 30, 2024, on a consolidated basis, Farmers had intangibles of $21.5 million subject to amortization and $167.4 million in goodwill, which was not subject to periodic amortization.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At June 30, 2024, this line of credit totaled $25.0 million of which the Bank had not borrowed against. In addition, the Company has a revolving line of credit with a correspondent bank totaling $5.0 million. There was no balance on this line at June 30, 2024 and December 31, 2023. Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis. As of June 30, 2024, the Bank had $121.0 million in outstanding balances with the FHLB. Additional borrowing capacity at the FHLB was approximately $679.7 million at June 30, 2024. The Company also has access to the Federal Reserve Discount Window, which provides an additional source of funds with the posting of collateral. The Bank views its membership in the FHLB as a solid source of liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $733.8 million at June 30, 2024, and $805.4 million at December 31, 2023. Additionally, the Company has committed up to $20.2 million in subscriptions in SBIC investment funds. At June 30, 2024, the Company had invested $16.5 million in these funds.

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

Changes In Interest Rate (basis points)	June 30, 2024 Result	December 31, 2023 Result	ALCO Guidelines
Net Interest Income Change
+400	-8.5%	-6.2%	-12.5%
+300	-6.8%	-5.0%	-10.0%
+200	-4.6%	-3.4%	-7.5%
+100	-2.5%	-1.9%	-5.0%
-100	2.1%	1.4%	-5.0%
-200	3.7%	2.3%	-10.0%
-300	5.1%	3.1%	-15.0%
-400	5.4%	2.7%	-20.0%
Net Present Value Of Equity Change
+400	-36.7%	-36.4%	-12.5%
+300	-27.2%	-26.8%	-10.0%
+200	-17.7%	-17.3%	-7.5%
+100	-8.9%	-8.7%	-5.0%
-100	6.0%	5.3%	-10.0%
-200	8.6%	7.2%	-15.0%
-300	7.4%	5.1%	-20.0%
-400	7.0%	3.5%	-25.0%

The yield curve has changed dramatically over the past two years. In an intense effort to diffuse inflation, the Federal Open Market Committee raised the discount rate 5.25% from March 2022 to July 2023, the fastest pace on record. The committee has held the discount rate at 5.5% for the past year. These movements have inverted the yield curve, whereby the two-year treasury yield exceeded the ten-year treasury yield by 35 basis points at June 30, 2024 and 35 basis points at year end 2023. With the entire curve highly elevated, asset valuation has declined substantially, as evidenced by the 16.3% valuation reserve on the investment portfolio. For interest rate risk modeling purposes, although further rate increases are possible, movement beyond 25 more basis points is doubtful. However, the elevated rates do bring back into play the 400 basis point scenarios, which the Company has been modeling. The above table presents results in the up rate scenarios that exceed internal policy limits for the Economic Value of Equity (“EVE”). This unprecedented outcome was created by the events occurring over the past two years, namely, the massive influx of liquidity in the form of deposits in 2020 and 2021 from government assistance while interest rates were at their lowest; the deployment of those funds at those low rates; and now the usage of those deposits as consumers drain their accounts in this highly inflationary economy, which prevents the Company from investing in the higher rates now available. With the EVE model moving rates even higher, it further exacerbates the differential between market rates and book rates, thereby creating the out of internal policy consequence. To mitigate these results, the Company has prioritized employing strategies to shrink the longer duration investment portfolio and replacing the balances with assets having a shorter duration, including loans, in an effort to close the gap between the book and market rates. Any growth in lending will be done in a measured manner given the uncertain economic backdrop that exists today. The Company recognizes the risk inherent in growing loans but feels that its historical record of prudent underwriting, its low loan to deposit ratio and its strong credit metrics provide the ability to pursue solid opportunities in the marketplace. In addition, any loan growth will be broad based encompassing consumer, indirect, 1-4 family, commercial and industrial and CRE so as not to increase risk in any one portfolio or sector.

The remaining results of the simulations in the table above indicate that interest rate change results fall within internal limits established by the Company at both June 30, 2024, and December 31, 2023. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				497,047
April 1-30	1,024	$12.07	0	497,047
May 1-31	5,168	12.72	0	497,047
June 1-30	0	0.00	0	497,047
Ending balance	6,192	12.61	0	497,047

There was no treasury stock activity under the program during the three month period ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

10.1**	Farmers National Banc Corp. Third Amended and Restated Executive Separation Policy, as amended (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 8, 2024
/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 8, 2024
/s/ A. Troy Adair
A. Troy Adair Senior Executive Vice President, Chief Financial Officer and Secretary