Form 10-Q
period 2024-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2024-11-07
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Stock, No Par Value	37,587,732 shares

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$21,149	$28,896
Federal funds sold and other	167,987	74,762
TOTAL CASH AND CASH EQUIVALENTS	189,136	103,658
Securities available for sale (Amortized cost $1,482,798 in 2024 and $1,516,841 in 2023)	1,293,350	1,299,701
Other investments	33,617	35,311
Loans held for sale, at fair value	2,852	3,711
Loans	3,280,517	3,198,127
Less allowance for credit losses	36,186	34,440
NET LOANS	3,244,331	3,163,687
Premises and equipment, net	48,095	44,364
Goodwill	167,446	167,446
Other intangibles, net	20,894	22,842
Bank owned life insurance	100,976	99,482
Affordable housing investments	22,567	17,893
Other assets	113,239	120,255
TOTAL ASSETS	$5,236,503	$5,078,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$969,682	$1,026,630
Interest-bearing	3,317,223	3,150,756
Brokered time deposits	74,932	0
TOTAL DEPOSITS	4,361,837	4,177,386
Short-term borrowings	285,000	355,000
Long-term borrowings	86,038	88,663
Other liabilities	63,950	52,886
TOTAL LIABILITIES	4,796,825	4,673,935
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized; 39,321,709 shares issued in 2024 and 2023; 37,573,650 and 37,502,773 shares outstanding, respectively	365,542	365,305
Retained earnings	249,171	236,757
Accumulated other comprehensive (loss)	(150,951)	(172,554)
Treasury stock, at cost; 1,748,059 and 1,818,936 shares in 2024 and 2023, respectively	(24,084)	(25,093)
TOTAL STOCKHOLDERS' EQUITY	439,678	404,415
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,236,503	$5,078,350

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$46,989	$43,838	$138,519	$127,025
Taxable securities	6,761	6,493	19,988	19,697
Tax exempt securities	2,456	2,661	7,546	8,176
Dividends	346	487	1,030	1,457
Federal funds sold and other interest income	1,371	750	2,740	1,911
TOTAL INTEREST AND DIVIDEND INCOME	57,923	54,229	169,823	158,266
INTEREST EXPENSE
Deposits	21,547	17,462	60,096	44,660
Short-term borrowings	3,476	1,960	11,000	5,608
Long-term borrowings	1,024	1,039	3,098	3,042
TOTAL INTEREST EXPENSE	26,047	20,461	74,194	53,310
NET INTEREST INCOME	31,876	33,768	95,629	104,956
Provision for credit losses	6,807	182	7,932	8,232
Provision (credit) for unfunded loans	201	61	(261)	635
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	24,868	33,525	87,958	96,089
NONINTEREST INCOME
Service charges on deposit accounts	1,992	1,712	5,421	4,646
Bank owned life insurance income	688	694	2,046	1,825
Trust fees	2,544	2,327	7,398	6,665
Insurance agency commissions	1,416	1,116	4,199	3,904
Security (losses), including fair value changes for equity securities	(403)	(624)	(2,647)	(490)
Retirement plan consulting fees	677	650	1,918	1,837
Investment commissions	476	520	1,386	1,389
Net gains on sale of loans	506	395	1,219	1,111
Other mortgage banking income, net	(168)	185	150	571
Debit card and EFT fees	1,993	1,763	5,320	5,362
Other operating income	2,619	1,093	3,892	2,885
TOTAL NONINTEREST INCOME	12,340	9,831	30,302	29,705
NONINTEREST EXPENSES
Salaries and employee benefits	14,874	14,233	44,501	42,503
Occupancy and equipment	3,968	3,810	11,512	11,538
FDIC insurance and state and local taxes	1,480	1,648	4,010	4,365
Professional fees	1,084	1,043	3,532	3,347
Merger related costs	0	268	0	5,022
Advertising	435	492	1,312	1,379
Intangible amortization	629	725	1,947	2,856
Core processing charges	1,186	1,274	3,420	3,582
Other operating expenses	3,419	4,223	10,283	10,232
TOTAL NONINTEREST EXPENSES	27,075	27,716	80,517	84,824
INCOME BEFORE INCOME TAXES	10,133	15,640	37,743	40,970
INCOME TAXES	1,598	2,326	6,185	5,614
NET INCOME	$8,535	$13,314	$31,558	$35,356
EARNINGS PER SHARE - basic	$0.23	$0.36	$0.85	$0.94
EARNINGS PER SHARE - diluted	$0.23	$0.36	$0.84	$0.94

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
NET INCOME	$8,535	$13,314	$31,558	$35,356
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	52,472	(75,679)	25,012	(54,088)
Reclassification adjustment for losses realized in income on sales	421	618	2,680	498
Reclassification adjustment for (gains) losses realized in income on fair value hedge	(1,903)	776	(347)	776
Net unrealized holding gains (losses)	50,990	(74,285)	27,345	(52,814)
Income tax effect	(10,708)	15,600	(5,742)	11,091
Unrealized holding gains (losses), net of reclassification and tax	40,282	(58,685)	21,603	(41,723)
Change in funded status of post-retirement plan, net of tax	0	0	0	0
Other comprehensive income (loss), net of tax	40,282	(58,685)	21,603	(41,723)
TOTAL COMPREHENSIVE INCOME (LOSS)	$48,817	$(45,371)	$53,161	$(6,367)

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2023	$365,305	$236,757	$(172,554)	$(25,093)	$404,415
Net income		11,240			11,240
Other comprehensive (loss)			(12,400)		(12,400)
Restricted share issuance	(363)			367	4
Restricted share forfeitures	153			(155)	(2)
Stock based compensation expense	662				662
Vesting of Long Term Incentive Plan	(914)			919	5
Share forfeitures for taxes				(529)	(529)
Dividends paid at $0.17 per share		(6,369)			(6,369)
Balance March 31, 2024	$364,843	$241,628	$(184,954)	$(24,491)	$397,026
Net income		11,783			11,783
Other comprehensive (loss)			(6,279)		(6,279)
Restricted share issuance	(484)			489	5
Stock based compensation expense	626				626
Share forfeitures for taxes				(79)	(79)
Dividends paid at $0.17 per share		(6,388)			(6,388)
Balance June 30, 2024	$364,985	$247,023	$(191,233)	$(24,081)	$396,694
Net income		8,535			8,535
Other comprehensive income			40,282		40,282
Restricted share issuance	(145)			146	1
Restricted share forfeitures	34			(35)	(1)
Stock based compensation expense	668				668
Share forfeitures for taxes				(114)	(114)
Dividends paid at $0.17 per share		(6,387)			(6,387)
Balance September 30, 2024	$365,542	$249,171	$(150,951)	$(24,084)	$439,678

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2022	$305,340	$212,375	$(210,490)	$(14,930)	$292,295
Net income		7,075			7,075
Other comprehensive income			33,796		33,796
Share issuance as part of a business combination	59,202				59,202
Restricted share issuance	(432)			437	5
Restricted share forfeitures	21			(21)	0
Stock based compensation expense	615				615
Vesting of Long Term Incentive Plan	(428)			431	3
Share forfeitures for taxes				(252)	(252)
Treasury share purchases				(11,660)	(11,660)
Dividends paid at $0.17 per share		(6,437)			(6,437)
Balance March 31, 2023	$364,318	$213,013	$(176,694)	$(25,995)	$374,642
Net income		14,966			14,966
Other comprehensive (loss)			(16,834)		(16,834)
Restricted share issuance	(323)			326	3
Stock based compensation expense	649				649
Share forfeitures for taxes				(68)	(68)
Dividends paid at $0.17 per share		(6,367)			(6,367)
Balance June 30, 2023	$364,644	$221,612	$(193,528)	$(25,737)	$366,991
Net income		13,314			13,314
Other comprehensive (loss)			(58,685)		(58,685)
Restricted share issuance	(459)			464	5
Stock based compensation expense	744				744
Share forfeitures for taxes				(14)	(14)
Dividends paid at $0.17 per share		(6,373)			(6,373)
Balance September 30, 2023	$364,929	$228,553	$(252,213)	$(25,287)	$315,982

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,558	$35,356
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	7,932	8,232
(Credit) provision for unfunded loans	(261)	635
Depreciation and amortization	4,604	5,779
Net amortization of securities	453	690
Available for sale security losses	2,680	498
Realized (gains) on equity securities	(33)	(8)
(Gain) on debt extinguishment	(444)	0
Loss on premises and equipment sales and disposals, net	391	149
Stock compensation expense	1,956	2,008
Earnings on bank owned life insurance	(1,921)	(1,720)
Income recognized from death benefit on bank owned life insurance	(125)	(105)
Origination of loans held for sale	(56,610)	(52,342)
Proceeds from loans held for sale	57,094	52,401
Net gains on sale of loans	(1,219)	(1,111)
Net change in other assets and liabilities	7,318	(2,012)
NET CASH FROM OPERATING ACTIVITIES	53,373	48,450
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	42,379	44,870
Proceeds from sales of securities available for sale	48,865	85,306
Purchases of securities available for sale	(60,334)	(650)
Proceeds from sales of equity securities	54	46
Purchase of equity securities	(56)	(52)
Proceeds from maturities and repayments of SBIC funds	800	754
Purchases of SBIC funds	(1,592)	(749)
Proceeds from redemption of regulatory stock	10,065	26,076
Purchase of regulatory stock	(7,544)	(20,170)
Loan originations and payments, net	(80,246)	(24,237)
Purchase of portfolio loans	(8,069)	0
Proceeds from loans held for sale previously classified as portfolio loans	1,594	0
Proceeds from BOLI death benefit	556	419
Additions to premises and equipment	(7,245)	(1,977)
Net cash paid in business combinations	0	(13,175)
NET CASH FROM INVESTING ACTIVITIES	(60,773)	96,461
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	184,451	74,069
Net change in short-term borrowings	(70,000)	(170,000)
Redemption of subordinated debentures	(2,535)	0
Cash dividends paid	(19,038)	(19,064)
Repurchase of common shares	0	(11,544)
NET CASH FROM FINANCING ACTIVITIES	92,878	(126,539)
NET CHANGE IN CASH AND CASH EQUIVALENTS	85,478	18,372
Beginning cash and cash equivalents	103,658	75,551
Ending cash and cash equivalents	$189,136	$93,923
Supplemental cash flow information:
Interest paid	$85,457	$57,384
Supplemental noncash disclosures:
Issuance of stock awards	$2,195	$1,658
Issuance of stock for business combinations	$0	$59,202
Lease liabilities arising from obtaining right-of-use assets	$0	$1,289

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company” or “Farmers”) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”). The Company provides trust and retirement consulting services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Insurance. Farmers National Captive, Inc. (“Captive”) was a wholly-owned insurance subsidiary of the Company that provided property and casualty insurance coverage to the Company and its subsidiaries until November 2023 when the Company dissolved the entity. Captive pooled resources with eleven similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves and to provide insurance where not available or economically feasible. The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust and Captive. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of September 30, 2024. Outstanding shares at September 30, 2024 were 37,573,650.

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

On March 12, 2020, the FASB issued ASU 2020-04 and amended by ASU 2021-01, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the burden of accounting for contract modifications related to reference rate reform. The amendments in ASU 2020-04 create a new Topic in the Codification, ASC 848, Reference Rate Reform, which contains guidance that is designed to simplify how entities account for contracts that are modified to replace LIBOR or other benchmark interest rates with new rates. The amendments in ASU 2020-04 gave entities the option to apply expedients and exceptions to contract modifications that are made until December 31, 2022, if certain criteria are met. If adopted, these amendments and exceptions should be applied to all eligible modifications to contracts that are accounted for under an ASC Topic or industry Subtopic. The guidance in ASC 848 does not apply to any contract modifications that were made after December 31, 2022. In December 2022, the FASB issued ASU 2022-06 that defers the sunset date from December 31, 2022 to December 31, 2024. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

In accordance with ASC 805, the Company expensed $268 thousand and $5.0 million of merger related costs, for the Emclaire acquisition, during the three and nine month periods ended September 30, 2023, respectively. There were no merger related expenses recorded during 2024. The Company recorded goodwill of $72.9 million as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in Pennsylvania. The merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The goodwill was determined not to be deductible for income tax purposes.

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

The fair value of net assets acquired includes fair value adjustments to certain receivables that were considered performing as of the acquisition date. The fair value adjustments were determined using the income method, discounted cash flow approach. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered purchase credit deteriorated (“PCD”) at the acquisition date and were not subject to the guidance relating to PCD loans. Receivables acquired that were not subject to these requirements had a fair value and gross contractual amounts receivable of $714.4 million and $764.8 million on the date of acquisition.

The fair value of purchased financial assets that were classified as PCD loans are discussed in the loan footnote.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). No allowance for credit losses have been recognized for the securities portfolio at September 30, 2024 or December 31, 2023.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
September 30, 2024
U.S. Treasury and U.S. government sponsored entities	$132,478	$119	$(13,004)	$119,593
State and political subdivisions	611,001	4,159	(87,438)	527,722
Corporate bonds	18,494	313	(371)	18,436
Mortgage-backed securities	601,239	491	(88,517)	513,213
Collateralized mortgage obligations	116,764	482	(5,485)	111,761
Small Business Administration	2,822	0	(197)	2,625
Totals	$1,482,798	$5,564	$(195,012)	$1,293,350

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2023
U.S. Treasury and U.S. government sponsored entities	$145,439	$113	$(17,597)	$127,955
State and political subdivisions	644,880	4,792	(93,503)	556,169
Corporate bonds	18,554	187	(466)	18,275
Mortgage-backed securities	624,529	1	(104,144)	520,386
Collateralized mortgage obligations	80,227	331	(6,559)	73,999
Small Business Administration	3,212	0	(295)	2,917
Totals	$1,516,841	$5,424	$(222,564)	$1,299,701

The proceeds from sales of available-for-sale securities and the associated gains and losses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Proceeds	$4,109	$15,388	$48,865	$85,306
Gross gains	0	0	17	441
Gross losses	(421)	(618)	(2,697)	(939)

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call, or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2024
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$3,154	$3,188
One to five years	66,494	60,894
Five to ten years	162,857	152,018
Beyond ten years	529,468	449,651
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	720,825	627,599
Total	$1,482,798	$1,293,350

The following table summarizes the investment securities with unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
September 30, 2024

U.S. Treasury and U.S. government sponsored entities	$2,758	$(252)	$114,823	$(12,752)	$117,581	$(13,004)
State and political subdivisions	32,039	(2,730)	418,686	(84,708)	450,725	(87,438)
Corporate bonds	2,392	(34)	8,857	(337)	11,249	(371)
Mortgage-backed securities	0	0	497,592	(88,517)	497,592	(88,517)
Collateralized mortgage obligations	20,871	(315)	49,258	(5,170)	70,129	(5,485)
Small Business Administration	0	0	2,625	(197)	2,625	(197)
Total	$58,060	$(3,331)	$1,091,841	$(191,681)	$1,149,901	$(195,012)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2023

U.S. Treasury and U.S. government sponsored entities	$399	$(1)	$122,361	$(17,596)	$122,760	$(17,597)
State and political subdivisions	15,852	(1,684)	428,416	(91,819)	444,268	(93,503)
Corporate bonds	8,463	(284)	3,881	(182)	12,344	(466)
Mortgage-backed securities	5,113	(76)	515,259	(104,068)	520,372	(104,144)
Collateralized mortgage obligations	20,019	(980)	43,808	(5,579)	63,827	(6,559)
Small Business Administration	0	0	2,917	(295)	2,917	(295)
Total	$49,846	$(3,025)	$1,116,642	$(219,539)	$1,166,488	$(222,564)

As of September 30, 2024, the Company’s security portfolio consisted of 944 securities, 756 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. The Company does not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality, and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of September 30, 2024, the Company has not recorded an allowance for credit losses on available for sale (“AFS”) securities.

Equity Securities

The Company also holds equity securities which include $15.7 million in Small Business Investment Company (“SBIC”) partnership investments as well as $261 thousand in local and regional bank holdings and other miscellaneous equity funds at September 30, 2024. At December 31, 2023, the Company held $14.9 million in SBIC investments and $226 thousand in local and regional bank holdings and other miscellaneous equity funds. Gains on these equity funds were recognized as income in 2024 and 2023 in compliance with ASU 2016-01, which requires all equity securities to be measured at their fair value with changes in fair value being recognized through the statements of income.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2024	December 31, 2023
Commercial real estate
Owner occupied	$396,970	$399,273
Non-owner occupied	684,603	712,315
Farmland	203,387	202,950
Other	290,801	224,218
Commercial
Commercial and industrial	358,247	346,354
Agricultural	58,386	58,338
Residential real estate
1-4 family residential	852,444	843,697
Home equity lines of credit	155,967	142,441
Consumer
Indirect	239,075	226,815
Direct	20,404	23,805
Other	9,752	9,164
Total loans	$3,270,036	$3,189,370
Net deferred loan costs	10,481	8,757
Allowance for credit losses	(36,186)	(34,440)
Net loans	$3,244,331	$3,163,687

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine month periods ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$17,223	$4,628	$7,422	$4,718	$33,991
(Credit) Provision for credit losses	6,226	(24)	117	488	6,807
Loans charged off	(4,401)	(396)	0	(319)	(5,116)
Recoveries	3	407	10	84	504
Total ending allowance balance	$19,051	$4,615	$7,549	$4,971	$36,186

Nine Months Ended September 30, 2024

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$18,150	$5,087	$6,916	$4,287	$34,440
(Credit) Provision for credit losses	5,427	466	676	1,363	7,932
Loans charged off	(4,547)	(1,411)	(81)	(1,020)	(7,059)
Recoveries	21	473	38	341	873
Total ending allowance balance	$19,051	$4,615	$7,549	$4,971	$36,186

Three Months Ended September 30, 2023

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$18,537	$5,295	$6,866	$4,259	$34,957
PCD ACL on loans acquired	0	0	0	0	0
(Credit) Provision for credit losses	182	(45)	13	32	182
Loans charged off	(3)	(154)	(157)	(211)	(525)
Recoveries	0	6	12	121	139
Total ending allowance balance	$18,716	$5,102	$6,734	$4,201	$34,753

Nine Months Ended September 30, 2023

(In Thousands of Dollars)	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$14,840	$4,186	$4,374	$3,578	$26,978
PCD ACL on loans acquired	850	138	11	0	999
Provision for credit losses	3,185	1,638	2,542	867	8,232
Loans charged off	(160)	(888)	(251)	(666)	(1,965)
Recoveries	1	28	58	422	509
Total ending allowance balance	$18,716	$5,102	$6,734	$4,201	$34,753

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to September 30, 2024. As of September 30, 2024, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, stable trend in unemployment rate, and a level trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from September 30, 2023 to September 30,

2024 is largely attributed to adjustments made to an increase in the specific reserve related to the individual evaluation of a commercial real estate non-owner occupied loan, adjustments made to the Portfolio Composition and Growth qualitative factor and increased loan balances. These factors were partially offset by adjustments made to the Commercial Staffing qualitative factor and release of reserves related to loans transferred to held for sale.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2024 and December 31, 2023:

(In Thousands of Dollars)	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
September 30, 2024
Commercial real estate
Owner occupied	$1,576	$852	$0
Non-owner occupied	0	8,105	0
Farmland	1,789	5	0
Other	0	0	0
Commercial
Commercial and industrial	224	1,027	0
Agricultural	179	237	0
Residential real estate
1-4 family residential	526	3,489	91
Home equity lines of credit	96	146	0
Consumer
Indirect	87	500	0
Direct	66	75	0
Other	0	6	0
Total loans	$4,543	$14,442	$91

(In Thousands of Dollars)	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
December 31, 2023
Commercial real estate
Owner occupied	$1,804	$830	$0
Non-owner occupied	19	1,491	0
Farmland	1,957	9	0
Other	0	80	0
Commercial
Commercial and industrial	394	1,408	0
Agricultural	203	317	0
Residential real estate
1-4 family residential	348	3,009	460
Home equity lines of credit	240	210	69
Consumer
Indirect	22	300	125
Direct	65	69	1
Other	0	5	0
Total loans	$5,052	$7,728	$655

The above table for the period ending December 31, 2023 does not include a $1.63 million non-owner occupied commercial real estate loan that was held-for-sale and in nonaccrual status. There were no nonaccrual or past due loans related to loans held-for-sale at September 30, 2024.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2024 and December 31, 2023:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
September 30, 2024
Commercial real estate
Owner occupied	$1,576	$0	$0	$0
Non-owner occupied	8,119	0	0	0
Farmland	1,789	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	79	145	0	0
Agricultural	0	179	0	0
Residential real estate
1-4 family residential	4,001	0	0	0
Home equity lines of credit	270	0	0	0
Consumer
Indirect	0	0	123	0
Direct	0	0	12	66
Other	0	0	0	0
Total loans	$15,834	$324	$135	$66

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2023
Commercial real estate
Owner occupied	$1,804	$0	$0	$0
Non-owner occupied	1,335	0	0	0
Farmland	1,957	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	94	867	0	0
Agricultural	0	203	0	0
Residential real estate
1-4 family residential	3,352	0	0	0
Home equity lines of credit	294	0	0	0
Consumer
Indirect	0	0	53	0
Direct	0	0	19	66
Other	0	0	0	0
Total loans	$8,836	$1,070	$72	$66

The following tables present the aging of the recorded investment in past due loans as of September 30, 2024 and December 31, 2023 by class of loans.

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2024
Commercial real estate
Owner occupied	$706	$448	$2,428	$3,582	$393,158	$396,740
Non-owner occupied	3,166	0	8,105	11,271	672,893	684,164
Farmland	0	0	1,794	1,794	201,397	203,191
Other	0	639	0	639	289,761	290,400
Commercial
Commercial and industrial	240	281	1,251	1,772	358,063	359,835
Agricultural	324	115	416	855	58,392	59,247
Residential real estate
1-4 family residential	5,367	1,542	4,106	11,015	841,767	852,782
Home equity lines of credit	672	92	242	1,006	155,066	156,072
Consumer
Indirect	1,285	512	587	2,384	245,505	247,889
Direct	62	11	141	214	20,228	20,442
Other	100	0	6	106	9,649	9,755
Total loans	$11,922	$3,640	$19,076	$34,638	$3,245,879	$3,280,517

(In Thousands of Dollars)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2023
Commercial real estate
Owner occupied	$302	$293	$2,634	$3,229	$395,799	$399,028
Non-owner occupied	90	0	1,510	1,600	710,195	711,795
Farmland	365	0	1,966	2,331	200,395	202,726
Other	0	0	80	80	223,697	223,777
Commercial
Commercial and industrial	540	199	1,802	2,541	345,278	347,819
Agricultural	292	40	520	852	58,223	59,075
Residential real estate
1-4 family residential	6,819	4,488	3,817	15,124	828,437	843,561
Home equity lines of credit	729	34	519	1,282	141,189	142,471
Consumer
Indirect	2,045	289	447	2,781	232,105	234,886
Direct	153	23	135	311	23,514	23,825
Other	4	0	5	9	9,155	9,164
Total loans	$11,339	$5,366	$13,435	$30,140	$3,167,987	$3,198,127

Loan Restructurings

The Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2023, which eliminates the recognition and measurement of troubled debt restructurings (“TDR”). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

Any restructuring of a loan in which the borrower has experienced financial difficulty and the terms of the loan are more favorable than would generally be considered for borrowers with the same credit characteristics would be individually evaluated. Otherwise, the restructured loan remains in the appropriate segment in the ACL model.

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024 and September 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

For the three month period ended September 30, 2024, there were no modifications to borrowers experiencing financial difficulty.

Nine Months Ended September 30, 2024	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Principal Forgiveness	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Residential real estate
Home equity lines of credit	$0	$0	$29	$20	$49	0.03%
Total modifications to borrowers experiencing financial difficulty	$0	$0	$29	$20	$49	0.00%

Three Months Ended September 30, 2023	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Principal Forgiveness	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Residential real estate
1-4 family residential	$0	$0	$31	$133	$164	0.02%
Total modifications to borrowers experiencing financial difficulty	$0	$0	$31	$133	$164	0.01%

Nine Months Ended September 30, 2023	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Principal Forgiveness	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial
Commercial and industrial	$50	$0	$0	$0	$50	0.01%
Residential real estate
1-4 family residential	0	0	31	133	164	0.02%
Total modifications to borrowers experiencing financial difficulty	$50	$0	$31	$133	$214	0.01%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and September 30, 2023:

For the three month period ended September 30, 2024, there were no loan modification for borrowers experiencing financial difficulty.

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average Years Added to the Life	Weighted-Average Years Added to the Life	Weighted-Average Contractual Interest Rate
Nine Months Ended September 30, 2024			From	To
Residential real estate
Home equity lines of credit		10	10.45%	5.91%

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average Years Added to the Life	Reduction of Amortized Cost Basis of the Loans	Weighted-Average Contractual Interest Rate
Three Months Ended September 30, 2023			From	To
Residential real estate
1-4 family residential		5	4.77%	3.38%

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average Years Added to the Life	Reduction of Amortized Cost Basis of the Loans	Weighted-Average Contractual Interest Rate
Nine Months Ended September 30, 2023			From	To
Commercial
Commercial and industrial	0.5
Residential real estate
1-4 family residential		5	4.77%	3.38%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the three and nine months ended September 30, 2024 and September 30, 2023:

For the three month period ended September 30, 2024, there were no loan modification for borrowers experiencing financial difficulty.

Nine Months Ended September 30, 2024	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Accrual restructured loans
Residential real estate
Home equity lines of credit	$0	$20	$0
Total accruing restructured loans	$0	$20	$0

Nonaccrual restructured loans
Residential real estate
Home equity lines of credit	0	0	29
Total nonaccrual restructured loans	$0	$0	$29
Total restructured loans	$0	$20	$29

Three Months Ended September 30, 2023	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Residential real estate
1-4 family residential	$164	$0	$0
Total accruing restructured loans	$164	$0	$0

Total restructured loans	$164	$0	$0

Nine Months Ended September 30, 2023	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Commercial
Commercial and industrial	$50	$0	$0
Residential real estate
1-4 family residential	164	0	0
Total accruing restructured loans	$214	$0	$0

Nonaccrual restructured loans
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$214	$0	$0

As of September 30, 2024, the Company had no commitments to lend any additional funds on restructured loans.

The following table presents the amortized cost basis of loans that had a payment default during the three and nine months ended September 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For purposes of this disclosure a default occurs when within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms:

Three Months Ended September 30, 2024	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction
Residential real estate
1-4 family residential	$0	$37	$0	$0
Home equity lines of credit	0	0	29	20
Total modifications to borrowers experiencing financial difficulty	$0	$37	$29	$20

Nine Months Ended September 30, 2024	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction
Residential real estate
1-4 family residential	$0	$37	$0	$0
Home equity lines of credit	0	0	29	20
Total modifications to borrowers experiencing financial difficulty	$0	$37	$29	$20

For the three and nine months ended September 30, 2023, the Company had no loans that defaulted during the period and had been modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance of the credit losses is adjusted by the same amount.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships. For relationships over $3 million, management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt. Management also affirms the risk ratings for the loans in their respective portfolios on an annual basis. The Company uses the following definitions for risk ratings:

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

As of September 30, 2024 and December 31, 2023, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Doubtful	Total
September 30, 2024
Commercial real estate
Owner occupied	$385,103	$4,908	$6,729	$0	$396,740
Non-owner occupied	637,248	9,976	35,765	1,175	684,164
Farmland	200,902	0	2,289	0	203,191
Other	280,656	1,106	8,638	0	290,400
Commercial
Commercial and industrial	348,796	171	10,868	0	359,835
Agricultural	58,760	67	420	0	59,247
Total loans	$1,911,465	$16,228	$64,709	$1,175	$1,993,577

(In Thousands of Dollars)	Pass	Special Mention	Sub standard	Total
December 31, 2023
Commercial real estate
Owner occupied	$386,015	$9,628	$3,385	$399,028
Non-owner occupied	648,063	27,938	35,794	711,795
Farmland	200,240	0	2,486	202,726
Other	215,459	0	8,318	223,777
Commercial
Commercial and industrial	334,764	646	12,409	347,819
Agricultural	58,506	17	552	59,075
Total loans	$1,843,047	$38,229	$62,944	$1,944,220

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The above table for the period ending December 31, 2023 does not include a $1.63 million non-owner occupied commercial real estate loan that was held-for-sale and risk rated substandard. There were no special mention or substandard loans related to loans held-for-sale at September 30, 2024. In the 1-4 family residential real estate portfolio at September 30, 2024, other real estate owned and foreclosure properties were $0 and $361 thousand, respectively. At December 31, 2023, other real estate owned and foreclosure properties were $92 thousand and $207 thousand, respectively.

The following tables present the recorded investment in residential, consumer indirect and direct auto loans based on payment activity as of September 30, 2024 and December 31, 2023. Nonperforming loans are loans past due 90 days or more and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
September 30, 2024
Performing	$848,676	$155,830	$247,302	$20,301	$9,749
Nonperforming	4,106	242	587	141	6
Total loans	$852,782	$156,072	$247,889	$20,442	$9,755

	Residential Real Estate		Consumer
(In Thousands of Dollars)	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
December 31, 2023
Performing	$839,744	$141,952	$234,439	$23,690	$9,159
Nonperforming	3,817	519	447	135	5
Total loans	$843,561	$142,471	$234,886	$23,825	$9,164

The following table presents total loans by risk categories and year of origination:

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$34,754	$55,619	$49,745	$61,781	$47,164	$133,476	$2,564	$385,103
Special mention	0	3,250	0	1,130	0	528	0	4,908
Substandard	0	0	2,313	0	628	3,600	188	6,729
Total commercial real estate - Owner occupied loans	$34,754	$58,869	$52,058	$62,911	$47,792	$137,604	$2,752	$396,740

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$21	$0	$0	$21

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$28,980	$47,673	$133,108	$81,447	$73,555	$265,029	$7,456	$637,248
Special mention	0	0	536	314	0	9,126	0	9,976
Substandard	7,141	409	0	10,910	6,925	10,380	0	35,765
Doubtful	0	0	0	1,175	0	0	0	1,175
Total commercial real estate - Non-owner occupied loans	$36,121	$48,082	$133,644	$93,846	$80,480	$284,535	$7,456	$684,164

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$4,380	$146	$0	$0	$4,526

Commercial real estate - Farmland:
Risk Rating
Pass	$11,476	$22,178	$39,688	$19,790	$32,079	$72,989	$2,702	$200,902
Substandard	0	0	0	319	0	1,970	0	2,289
Total commercial real estate - Farmland loans	$11,476	$22,178	$39,688	$20,109	$32,079	$74,959	$2,702	$203,191

Commercial real estate - Other:
Risk Rating
Pass	$28,993	$101,466	$70,158	$46,221	$8,595	$24,624	$599	$280,656
Special mention	0	993	0	113	0	0	0	1,106
Substandard	8,602	0	0	0	0	36	0	8,638
Total commercial real estate - Other loans	$37,595	$102,459	$70,158	$46,334	$8,595	$24,660	$599	$290,400

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$59,602	$87,280	$59,819	$29,847	$13,538	$23,284	$75,426	$348,796
Special mention	0	0	0	171	0	0	0	171
Substandard	80	87	5,851	281	191	1,804	2,574	10,868
Total commercial - Commercial and industrial loans	$59,682	$87,367	$65,670	$30,299	$13,729	$25,088	$78,000	$359,835

Commercial - Commercial and industrial: Current period gross write-offs	$0	$231	$284	$104	$220	$164	$313	$1,316

Commercial - Agricultural:
Risk Rating
Pass	$7,691	$12,502	$14,426	$6,352	$2,216	$1,152	$14,421	$58,760
Special mention	0	0	0	0	0	0	67	67
Substandard	0	1	45	63	172	139	0	420
Total commercial - Agricultural loans	$7,691	$12,503	$14,471	$6,415	$2,388	$1,291	$14,488	$59,247

Commercial - Agricultural: Current period gross write-offs	$0	$0	$36	$13	$29	$17	$0	$95

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$62,632	$71,869	$161,600	$157,665	$123,755	$267,898	$3,257	$848,676
Nonperforming	0	0	24	299	1,920	1,863	0	4,106
Total residential real estate - 1-4 family residential loans	$62,632	$71,869	$161,624	$157,964	$125,675	$269,761	$3,257	$852,782

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$17	$0	$64	$0	$81

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$166	$61	$169	$95	$4,491	$150,848	$155,830
Nonperforming	0	0	29	0	0	161	52	242
Total residential real estate - Home equity lines of credit loans	$0	$166	$90	$169	$95	$4,652	$150,900	$156,072

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$68,575	$60,128	$54,533	$25,248	$15,820	$22,998	$0	$247,302
Nonperforming	0	81	189	153	68	96	0	587
Total consumer - Indirect loans	$68,575	$60,209	$54,722	$25,401	$15,888	$23,094	$0	$247,889

Consumer - Indirect: Current period gross write-offs	$10	$65	$89	$150	$93	$336	$0	$743

Consumer - Direct:
Payment Performance
Performing	$2,246	$2,539	$2,735	$1,489	$906	$10,039	$347	$20,301
Nonperforming	0	9	6	35	66	25	0	141
Total consumer - Direct loans	$2,246	$2,548	$2,741	$1,524	$972	$10,064	$347	$20,442

Consumer - Direct: Current period gross write-offs	$0	$7	$29	$5	$5	$91	$0	$137

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$60	$100	$375	$9,214	$9,749
Nonperforming	0	0	0	0	0	1	5	6
Total consumer - Other loans	$0	$0	$0	$60	$100	$376	$9,219	$9,755

Consumer - Other: Current period gross write-offs	$0	$0	$1	$0	$0	$139	$0	$140

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$57,983	$58,178	$66,205	$42,023	$48,849	$109,831	$2,946	$386,015
Special mention	0	293	0	8,779	0	556	0	9,628
Substandard	0	0	0	10	490	2,701	184	3,385
Total commercial real estate - Owner occupied loans	$57,983	$58,471	$66,205	$50,812	$49,339	$113,088	$3,130	$399,028

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$1	$0	$0	$1

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$49,177	$135,433	$88,188	$77,713	$81,079	$205,729	$10,744	$648,063
Special mention	0	0	12,156	0	6,565	9,217	0	27,938
Substandard	0	0	3,972	10,037	3,492	17,794	499	35,794
Total commercial real estate - Non-owner occupied loans	$49,177	$135,433	$104,316	$87,750	$91,136	$232,740	$11,243	$711,795

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$0	$144	$201	$0	$345

Commercial real estate - Farmland:
Risk Rating
Pass	$22,576	$40,101	$20,890	$34,036	$18,634	$59,900	$4,103	$200,240
Substandard	0	0	330	0	26	2,130	0	2,486
Total commercial real estate - Farmland loans	$22,576	$40,101	$21,220	$34,036	$18,660	$62,030	$4,103	$202,726

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$3	$0	$3

Commercial real estate - Other:
Risk Rating
Pass	$68,911	$56,753	$47,895	$9,063	$8,516	$23,269	$1,052	$215,459
Substandard	0	0	0	8,186	0	132	0	8,318
Total commercial real estate - Other loans	$68,911	$56,753	$47,895	$17,249	$8,516	$23,401	$1,052	$223,777

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$90,807	$85,255	$40,444	$21,794	$9,736	$23,030	$63,698	$334,764
Special mention	0	141	355	21	0	0	129	646
Substandard	195	3,551	980	404	1,077	699	5,503	12,409
Total commercial - Commercial and industrial loans	$91,002	$88,947	$41,779	$22,219	$10,813	$23,729	$69,330	$347,819

Commercial - Commercial and industrial: Current period gross write-offs	$0	$178	$579	$11	$16	$394	$0	$1,178

Commercial - Agricultural:
Risk Rating
Pass	$13,738	$17,368	$8,917	$3,584	$1,386	$1,133	$12,380	$58,506
Special mention	0	0	0	0	0	0	17	17
Substandard	0	33	118	225	24	152	0	552
Total commercial - Agricultural loans	$13,738	$17,401	$9,035	$3,809	$1,410	$1,285	$12,397	$59,075

Commercial - Agricultural: Current period gross write-offs	$0	$15	$70	$3	$0	$6	$0	$94

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$63,365	$171,862	$164,469	$132,989	$49,380	$254,027	$3,652	$839,744
Nonperforming	37	58	312	1,645	115	1,650	0	3,817
Total residential real estate - 1-4 family residential loans	$63,402	$171,920	$164,781	$134,634	$49,495	$255,677	$3,652	$843,561

Residential real estate - 1-4 family residential: Current period gross write-offs	$52	$0	$49	$130	$0	$129	$0	$360

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$19	$14	$111	$51	$3,302	$138,455	$141,952
Nonperforming	0	26	13	15	0	465	0	519
Total residential real estate - Home equity lines of credit loans	$0	$45	$27	$126	$51	$3,767	$138,455	$142,471

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$8	$0	$16	$0	$24

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$74,425	$71,705	$32,528	$21,163	$11,395	$23,223	$0	$234,439
Nonperforming	54	108	138	85	26	36	0	447
Total consumer - Indirect loans	$74,479	$71,813	$32,666	$21,248	$11,421	$23,259	$0	$234,886

Consumer - Indirect: Current period gross write-offs	$33	$138	$71	$35	$23	$232	$0	$532

Consumer - Direct:
Payment Performance
Performing	$3,552	$3,812	$2,203	$1,352	$974	$11,431	$366	$23,690
Nonperforming	0	17	0	65	0	53	0	135
Total consumer - Direct loans	$3,552	$3,829	$2,203	$1,417	$974	$11,484	$366	$23,825

Consumer - Direct: Current period gross write-offs	$11	$38	$22	$51	$9	$100	$0	$231

Consumer - Other:
Payment Performance
Performing	$0	$0	$60	$103	$82	$278	$8,636	$9,159
Nonperforming	0	0	0	0	0	5	0	5
Total consumer - Other loans	$0	$0	$60	$103	$82	$283	$8,636	$9,164

Consumer - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$20	$149	$169

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

The Company uses two methodologies to analyze loan pools. The cohort method and the probability of default/loss given default (“PD/LGD”). Cohort relies on the creation of cohorts to capture loans that qualify for a particular segment, as of a point in time. Those loans are then tracked over their remaining lives to determine their loss experience. The Company aggregates financial assets on the basis of similar risk characteristics when evaluating loans on a collective basis. Those characteristics include, but are not limited to, internal or external credit score, risk ratings, financial asset, loan type, collateral type, size, effective interest rate, term, or geographical location. The Company uses cohort primarily for consumer loan portfolios.

The probability of default portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, loan restructuring for borrowers experiencing financial difficulty or is partially, or wholly, charged-off. Typically, a one-year time period is used to assess probability of default (“PD”). PD can be measured and applied using various risk criteria. Risk rating is one common way to apply PDs. Loss given default LGD is to determine the percentage of loss by facility or collateral type. LGD estimates can sometimes be driven, or influenced, by product type, industry or geography. The Company uses PD/LGD primarily for commercial loan portfolios.

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At September 30, 2024, the Company had $681 million in unfunded commitments and set aside $1.58 million in anticipated credit losses. At December 31, 2023, the Company had $753 million in unfunded commitments and set aside $1.84 million in anticipated credit losses. The $72 million decrease in unfunded commitments and $261 thousand decrease in the reserve for anticipated credit losses is due to existing construction loan projects that are moving forward and advances are being made to the loan. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of the ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $36.2 million at September 30, 2024 and $34.4 million at December 31, 2023. The increase of $1.8 million was due to an increase to the specific reserve related to a non-owner occupied commercial real estate relationship, updates to the Company's delay periods that impacted the loss ratios of certain loan pools under the Cohort methodology, increased Portfolio Composition and growth qualitative factors due to increasing loan balances. These factors were partially offset by the reduction of the specific reserve related to a loan settlement, reduction of the specific reserve related to a payoff of another individually evaluated relationship, and improved loss rates for certain loan pools under the PD/LGD methodology.

Purchased Loans

Under ASU Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2024, the Company has not acquired any additional PCD loans. The outstanding balance at September 30, 2024 and related allowance on PCD loans is as follows:

	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$384	$14
Non-owner Occupied	27,033	475
Farmland	5	0
Commercial
Commercial and industrial	1,690	115
Agricultural	117	7
Residential real estate
1-4 family residential	1,265	7
Home equity lines of credit	3	0
Total	$30,497	$618

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and nine months ended September 30, 2024 and 2023.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended September 30, 2024
Service charges on deposit accounts	$0	$1,992	$1,992
Debit card and EFT fees	0	1,993	1,993
Trust fees	2,544	0	2,544
Insurance agency commissions	0	1,416	1,416
Retirement plan consulting fees	677	0	677
Investment commissions	0	476	476
Other (outside the scope of ASC 606)	0	3,242	3,242
Total noninterest income	$3,221	$9,119	$12,340

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Three Months Ended September 30, 2023
Service charges on deposit accounts	$0	$1,712	$1,712
Debit card and EFT fees	0	1,763	1,763
Trust fees	2,327	0	2,327
Insurance agency commissions	0	1,116	1,116
Retirement plan consulting fees	650	0	650
Investment commissions	0	520	520
Other (outside the scope of ASC 606)	0	1,743	1,743
Total noninterest income	$2,977	$6,854	$9,831

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Nine Months Ended September 30, 2024
Service charges on deposit accounts	$0	$5,421	$5,421
Debit card and EFT fees	0	5,320	5,320
Trust fees	7,398	0	7,398
Insurance agency commissions	0	4,199	4,199
Retirement plan consulting fees	1,918	0	1,918
Investment commissions	0	1,386	1,386
Other (outside the scope of ASC 606)	0	4,660	4,660
Total noninterest income	$9,316	$20,986	$30,302

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
For Nine Months Ended September 30, 2023
Service charges on deposit accounts	$0	$4,646	$4,646
Debit card and EFT fees	0	5,362	5,362
Trust fees	6,665	0	6,665
Insurance agency commissions	0	3,904	3,904
Retirement plan consulting fees	1,837	0	1,837
Investment commissions	0	1,389	1,389
Other (outside the scope of ASC 606)	0	5,902	5,902
Total noninterest income	$8,502	$21,203	$29,705

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company uses a third party service to estimate fair value on available for sale securities on a monthly basis. The Company’s service provider uses a leading evaluation pricing service for U.S. domestic fixed income securities and values securities using exit pricing requirements. The Company independently corroborates the fair value received through this pricing service by obtaining the pricing through a second source at the end of each quarter. The fair values for investment securities, which consist of equity securities that are recorded at fair value to comply with exit pricing, are determined by quoted market prices in active markets, if available (Level 1). The equity securities change in fair value is recorded in the income statement. For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, prepayment speeds, credit risks and default rates. The inputs used are principally derived from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any, market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.

At September 30, 2024, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

Loans Held For Sale, at Fair Value

The fair value of loans held for sale is estimated based upon binding contracts or quotes from third party investors (Level 2).

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2024 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$119,593	$0	$119,593	$0
State and political subdivisions	527,722	0	527,722	0
Corporate bonds	18,436	0	17,018	1,418
Mortgage-backed securities-residential	513,213	0	513,213	0
Collateralized mortgage obligations	111,761	0	111,761	0
Small Business Administration	2,625	0	2,625	0
Total investment securities	$1,293,350	$0	$1,291,932	$1,418

Equity securities	$261	$261	$0	$0
Loans held for sale	2,852	0	2,852	0
Interest rate swaps	2,739	0	2,739	0
Interest rate lock commitments	96	0	96	0
Financial Liabilities
Interest rate swaps	$2,739	$0	$2,739	$0
Fair value hedge derivative	1,392	0	1,392	0
Mortgage banking derivative	14	0	14	0

		Fair Value Measurements at December 31, 2023 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$127,955	$0	127,955	$0
State and political subdivisions	556,169	0	556,169	0
Corporate bonds	18,275	0	16,935	1,340
Mortgage-backed securities-residential	520,386	0	520,386	0
Collateralized mortgage obligations	73,999	0	73,999	0
Small Business Administration	2,917	0	2,917	0
Total investment securities	$1,299,701	$0	$1,298,361	$1,340

Equity securities	$226	$226	$0	$0
Loans held for sale	3,711	0	3,711	0
Interest rate swaps	4,191	0	4,191	0
Interest rate lock commitments	109	0	109	0
Financial Liabilities
Interest rate swaps	$4,191	$0	$4,191	$0
Fair value hedge derivative	836	0	836	0
Mortgage banking derivative	14	0	14	0

There were no significant transfers between Level 1 and Level 2 during the periods presented above.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended September 30		Nine Months ended September 30
(In Thousands of Dollars)	2024	2023	2024	2023
Beginning Balance	$1,397	$1,224	$1,340	$1
Transfers between levels	0	0	0	0
Acquired and/or purchased	0	0	0	1,600
Discount accretion (premium amortization)	13	11	39	23
Repayments, calls and maturities	0	0	0	(401)
Changes in unrealized gains (losses)	8	1	39	13
Ending Balance	$1,418	$1,236	$1,418	$1,236

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2024 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$6,944	$0	$0	$6,944
1–4 family residential	1,517	0	0	1,517
Mortgage servicing rights	454	0	454	0

		Fair Value Measurements at December 31, 2023 Using:
(In Thousands of Dollars)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$838	$0	$0	$838
Commercial and industrial	267	0	0	267
1–4 family residential	1,547	0	0	1,547
Mortgage servicing rights	210	0	210	0

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended September 30, 2024 and December 31, 2023:

September 30, 2024	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial real estate	$6,944	Income Approach	Adjustment for difference between cap rates of comparable sales	(56.03%) - 69.02% (40.71%)
Residential	1,517	Sales comparison	Adjustment for differences between comparable sales	(5.39%) - 2.11% (2.67%)

December 31, 2023	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated loans
Commercial real estate	$838	Income approach	Adjustment for difference between cap rates of comparable sales	(49.65%) - 46.77% (16.63%)
Commercial	267	Quoted price for collateral	Offer Price	64.38%
Residential	1,547	Sales comparison	Adjustment for differences between comparable sales	(5.39%) - (2.11%) (2.67%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2024 and December 31, 2023 are as follows:

	Carrying	Fair Value Measurements at September 30, 2024 Using:
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$189,136	$21,149	$167,987	$0	$189,136
Regulatory stock	17,678	n/a	n/a	n/a	n/a
Loans, net	3,244,331	0	0	3,136,414	3,136,414
Financial liabilities
Deposits	4,361,837	3,518,405	841,386	0	4,359,791
Short-term borrowings	285,000	0	285,000	0	285,000
Long-term borrowings	86,038	0	76,389	0	76,389

	Carrying	Fair Value Measurements at December 31, 2023 Using:
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$103,658	$28,896	$74,762	$0	$103,658
Regulatory stock	20,197	n/a	n/a	n/a	n/a
Loans, net	3,163,687	0	0	3,015,732	3,015,732
Financial liabilities
Deposits	4,177,386	3,452,104	719,497	0	4,171,601
Short-term borrowings	355,000	0	355,000	0	355,000
Long-term borrowings	88,663	0	70,893	0	70,893

Goodwill and Intangible Assets:

Goodwill associated with the Company’s purchases of Emlenton in January 2023 and other past acquisitions totaled $167.4 million at September 30, 2024 and December 31, 2023. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As of September 30, 2024, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2024		December 31, 2023
(In Thousands of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,210	$(7,055)	$7,210	$(6,953)
Non-compete contracts	457	(423)	457	(413)
Trade name	1,126	(461)	1,126	(440)
Core deposit intangible	32,115	(12,075)	32,115	(10,260)
Total	$40,908	$(20,014)	$40,908	$(18,066)

Aggregate amortization expense was $629 thousand and $1.9 million for the three and nine month periods ended September 30, 2024. Amortization expense was $725 thousand and $2.9 million for the three and nine month periods ended September 30, 2023.

Estimated amortization expense for each of the next five periods and thereafter:

2024 (3 months)	$629
2025	2,451
2026	2,355
2027	2,242
2028	2,231
Thereafter	10,986
Total	$20,894

Leases:

The Company has operating leases for branch office locations, vehicles, land and certain office equipment such as printers and copiers. The leases have remaining lease terms of up to 16.8 years, some of which had options to extend the lease for up to 15 years, while the Fairlawn lending building and NAI building leases have the options to terminate in March of 2025.

The right of use assets and lease liabilities were $9.0 million and $9.2 million as of September 30, 2024, respectively, and $8.8 million and $9.0 million at December 31, 2023, respectively. The right of use assets are included in other assets while the lease liabilities are included in other liabilities on the balance sheet.

Lease expense for the three and nine month periods ended September 30, 2024, was $327 thousand and $985 thousand, respectively. Lease expense for the three and nine month periods ended September 30, 2023, was $103 thousand and $820 thousand, respectively. The weighted-average remaining lease term for all leases was 10.13 years as of September 30, 2024. The weighted-average discount rate was 3.16% for all leases as of September 30, 2024.

On January 1, 2023, the Company performed a valuation of Emlenton's leases to determine an initial right of use asset (“ROU asset”) and lease liability in connection with the Merger. The Company recorded an initial ROU asset and lease liability of $1.3 million for these leases.

Maturities of lease liabilities are as follows as of September 30, 2024:

2024 (3 months)	$334
2025	1,282
2026	1,166
2027	1,083
2028	1,097
Thereafter	5,984
Total Payments	10,946
Less: lease liability expense	(1,709)
Total	$9,237

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $70.2 million and fair value of $2.7 million in other assets and $2.7 million in other liabilities at September 30, 2024. At December 31, 2023, the Company had interest rate swaps associated with commercial loans with a notional value of $63.9 million and fair value of $4.2 million in other assets and $4.2 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the either the three or the nine month periods ended September 30, 2024 and 2023.

Interest Rate Swap Designated as a Fair Value Hedge

The Company has one interest rate swap with a notional amount of $100.0 million that was in place at both September 30, 2024 and December 31, 2023. This swap is designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the company’s state and political subdivision municipal bond portfolio. The gross aggregate fair value of the swap at September 30, 2024 was $(1.4) million and was recorded as a $(1.5) million mark to market adjustment in other assets and $152 thousand was recorded to other assets for the accrued interest receivable. At December 31, 2023, the gross aggregate fair value of the swap was $(836) thousand and was recorded as a $(1.3) million mark to market adjustment in other liabilities, and $425 thousand was recorded to other assets for the accrued interest receivable. The Company expects the hedge to remain in effect for the remaining term of the swap, which matures August 2026. A summary of the interest rate swap designated as a fair value hedge is presented below:

	September 30, 2024	December 31, 2023
Notional amount fair value hedge	$100,000	$100,000
Fixed pay rates	4.35%	4.35%
Variable SOFR receive rates	4.96%	5.38%
Remaining maturity (in years)	1.8	2.6
Fair value	$(1,392)	$(836)

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

The net gains (losses) relating to non-designated derivative instruments used for risk management are included in Net Gains on Sale of Loans on the Consolidated Statements of Income and are summarized below for the quarters ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Forward sales contracts	$(18)	$22	$0	$6
Interest rate lock commitments	43	(76)	(12)	(19)

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other assets:
Forward sales contracts	$361	$2	$0	$0
Interest rate lock commitments	9,454	96	7,400	109
Mortgage banking derivative	0	0	0	0
Total included in other assets	$9,815	$98	$7,400	$109

Included in other liabilities:
Mortgage banking derivative	$9,500	$(14)	$3,300	$(14)

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic EPS
Net income (In thousands of dollars)	$8,535	$13,314	$31,558	$35,356
Weighted average shares outstanding	37,352,872	37,241,383	37,319,035	37,430,782
Basic earnings per share	$0.23	$0.36	$0.85	$0.94

Diluted EPS
Net income (In thousands of dollars)	$8,535	$13,314	$31,558	$35,356
Weighted average shares outstanding for basic earnings per share	37,352,872	37,241,383	37,319,035	37,430,782
Dilutive effect of restricted stock awards	214,083	137,971	175,503	102,427
Weighted average shares for diluted earnings per share	37,566,955	37,379,354	37,494,538	37,533,209
Diluted earnings per share	$0.23	$0.36	$0.84	$0.94

There were no restricted stock awards that were considered anti-dilutive for the three month period ended September 30, 2024 and 167,178 restricted stock awards that were considered anti-dilutive for the nine month period ended September 30, 2024. There were 13,046 and 204,105 restricted stock awards that were considered anti-dilutive for the three and nine month periods ended September 30, 2023, respectively.

Stock Based Compensation:

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan replaced the 2017 Plan. There were 71,925 service time based share awards and 99,253 performance based share awards granted under the 2022 Plan during the nine month period ended September 30, 2024, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2026. As of September 30, 2024, 563,681 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $668 thousand and $2.0 million for the three and nine month periods ended September 30, 2024, respectively. During prior periods, the expense recognized was $744 thousand and $2.0 million for the three and nine month periods ended September 30, 2023, respectively. As of September 30, 2024, there was $3.0 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.4 years.

The following is the activity under the Plans during the nine month period ended September 30, 2024.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	253,776	$14.97	209,484	$15.01
Granted	71,925	12.97	99,253	13.81
Vested	(91,256)	12.76	(66,192)	13.79
Forfeited	(13,667)	16.35	(19,625)	15.05
Ending balance - non-vested shares	220,778	$14.30	222,920	$14.57

The following is the activity under the Plans during the nine month period ended September 30, 2023.

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	193,015	$16.69	137,369	$15.85
Granted	87,391	12.88	102,750	14.16
Vested	(30,990)	12.92	(30,635)	14.35
Forfeited	(1,541)	17.64	0	0.00
Ending balance - non-vested shares	247,875	$15.40	209,484	$15.01

The 157,448 shares that vested during the nine month period ended September 30, 2024 had a weighted average fair value of $13.19 per share.

Other Comprehensive Income (Loss):

The following tables represent the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine month periods ended September 30, 2024 and 2023.

(In Thousands of Dollars)	Net unrealized holding (losses) gains on available for sale securities	Reclassification adjustment for (gains) losses realized in income on fair value hedge	Change in funded status of post-retirement plan	Total
Balance December 31, 2023	$(171,539)	$(1,013)	$(2)	$(172,554)
Other comprehensive (loss) before reclassification	(15,149)	0	0	(15,149)
Amounts reclassified from accumulated other comprehensive income	1,686	1,063	0	2,749
Net current period other comprehensive (loss) income	(13,463)	1,063	0	(12,400)
Balance March 31, 2024	$(185,002)	$50	$(2)	$(184,954)
Other comprehensive (loss) before reclassification	(6,545)	0	0	(6,545)
Amounts reclassified from accumulated other comprehensive income	99	167	0	266
Net current period other comprehensive (loss) income	(6,446)	167	0	(6,279)
Balance June 30, 2024	$(191,448)	$217	$(2)	$(191,233)
Other comprehensive income before reclassification	41,452	0	0	41,452
Amounts reclassified from accumulated other comprehensive income	333	(1,503)	0	(1,170)
Net current period other comprehensive income (loss)	41,785	(1,503)	0	40,282
Balance September 30, 2024	$(149,663)	$(1,286)	$(2)	$(150,951)

Balance December 31, 2022	$(210,489)	$0	$(1)	$(210,490)
Other comprehensive income before reclassification	33,891	0	0	33,891
Amounts reclassified from accumulated other comprehensive (loss)	(95)	0	0	(95)
Net current period other comprehensive income	33,796	0	0	33,796
Balance March 31, 2023	$(176,693)	$0	$(1)	$(176,694)
Other comprehensive (loss) before reclassification	(16,834)	0	0	(16,834)
Amounts reclassified from accumulated other comprehensive income	0	0	0	0
Net current period other comprehensive (loss)	(16,834)	0	0	(16,834)
Balance June 30, 2023	$(193,527)	$0	$(1)	$(193,528)
Other comprehensive (loss) before reclassification	(59,786)	0	0	(59,786)
Amounts reclassified from accumulated other comprehensive income	488	613	0	1,101
Net current period other comprehensive (loss) income	(59,298)	613	0	(58,685)
Balance September 30, 2023	$(252,825)	$613	$(1)	$(252,213)

Amounts reclassified out of each component of accumulated other comprehensive income (loss) were not material for the three and nine month periods ended September 30, 2024 and 2023.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of September 30, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at September 30, 2024 and December 31, 2023:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Common equity tier 1 capital ratio
Consolidated	$406,169	10.91%	$167,578	4.5%	N/A	N/A
Bank	426,179	11.46%	167,368	4.5%	241,753	6.5%
Total risk based capital ratio
Consolidated	533,935	14.34%	297,916	8.0%	N/A	N/A
Bank	463,945	12.47%	297,543	8.0%	371,928	10.0%
Tier 1 risk based capital ratio
Consolidated	424,169	11.39%	223,437	6.0%	N/A	N/A
Bank	426,179	11.46%	223,157	6.0%	297,543	8.0%
Tier 1 leverage ratio
Consolidated	424,169	8.20%	206,949	4.0%	N/A	N/A
Bank	426,179	8.26%	206,383	4.0%	257,978	5.0%

December 31, 2023
Common equity tier 1 capital ratio
Consolidated	$392,244	10.61%	$166,303	4.5%	N/A	N/A
Bank	411,304	11.15%	165,996	4.5%	$239,772	6.5%
Total risk based capital ratio
Consolidated	519,684	14.06%	295,650	8.0%	N/A	N/A
Bank	447,584	12.13%	295,104	8.0%	368,881	10.0%
Tier 1 risk based capital ratio
Consolidated	410,244	11.10%	221,737	6.0%	N/A	N/A
Bank	411,304	11.15%	221,328	6.0%	295,104	8.0%
Tier 1 leverage ratio
Consolidated	410,244	8.02%	204,598	4.0%	N/A	N/A
Bank	411,304	8.07%	203,989	4.0%	254,986	5.0%

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

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
September 30, 2024
Goodwill and other intangibles	$5,643	$186,960	$(4,263)	$188,340
Total assets	$15,640	$5,223,757	$(2,894)	$5,236,503

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
December 31, 2023
Goodwill and other intangibles	$5,680	$188,871	$(4,263)	$190,288
Total assets	$15,845	$5,065,150	$(2,645)	$5,078,350

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2024
Net interest income	$45	$32,854	$(1,023)	$31,876
Provision for credit losses and unfunded loans	0	7,008	0	7,008
Service fees, security gains and other noninterest income	3,311	8,876	153	12,340
Noninterest expense	1,786	23,417	371	25,574
Amortization and depreciation expense	14	1,340	147	1,501
Income before taxes	1,556	9,965	(1,388)	10,133
Income taxes	328	1,561	(291)	1,598
Net income	$1,228	$8,404	$(1,097)	$8,535

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2024
Net interest income	$159	$98,568	$(3,098)	$95,629
Provision for credit losses and unfunded loans	0	7,671	0	7,671
Service fees, security gains and other noninterest income	9,503	21,224	(425)	30,302
Noninterest expense	5,515	68,996	1,402	75,913
Amortization and depreciation expense	52	4,177	375	4,604
Income before taxes	4,095	38,948	(5,300)	37,743
Income taxes	862	6,437	(1,114)	6,185
Net income	$3,233	$32,511	$(4,186)	$31,558

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Three Months Ended September 30, 2023
Net interest income	$81	$34,679	$(992)	$33,768
Provision for credit losses and unfunded loans	0	243	0	243
Service fees, security gains and other noninterest income	2,994	6,847	(10)	9,831
Noninterest expense	1,679	23,873	484	26,036
Amortization and depreciation expense	22	1,544	114	1,680
Income before taxes	1,374	15,866	(1,600)	15,640
Income taxes	289	2,416	(379)	2,326
Net income	$1,085	$13,450	$(1,221)	$13,314

(In Thousands of Dollars)	Trust Segment	Bank Segment	Eliminations and Others	Consolidated Totals
For Nine Months Ended September 30, 2023
Net interest income	$195	$107,663	$(2,902)	$104,956
Provision for credit losses and unfunded loans	0	8,867	0	8,867
Service fees, security gains and other noninterest income	8,562	21,770	(627)	29,705
Noninterest expense	4,976	72,464	1,604	79,044
Amortization and depreciation expense	68	5,372	340	5,780
Income before taxes	3,713	42,730	(5,473)	40,970
Income taxes	781	6,122	(1,289)	5,614
Net income	$2,932	$36,608	$(4,184)	$35,356

The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

At September 30, 2024, the Bank did not have any short-term advances from the Federal Home Loan Bank (“FHLB”). At December 31, 2023, the Bank had $70.0 million of short-term advances from the FHLB, which were at an interest rate of 5.41%. This short-term borrowing was borrowed using the FHLB's overnight repurchase advance program, as this product allows the most flexibility to meet the Bank's varying liquidity needs. These FHLB advances were secured by pledged assets which are described in the following Long-Term Borrowings footnote.

In addition, the Bank had $285.0 million in short-term borrowings at both September 30, 2024 and December 31, 2023. The current borrowing matures in January 2025 and has a fixed interest rate of 4.76%. These borrowings are secured by securities with a par value of $288.0 million.

The Bank has access to a line of credit for $25.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no outstanding borrowings under this line at September 30, 2024, or December 31, 2023.

Farmers has one unsecured revolving line of credit for $5.0 million. This line can be renewed annually and has an interest rate of prime with a floor of 3.5%. There was no outstanding balance on this line at either September 30, 2024, or December 31, 2023.

Long-term borrowings:

There were no long-term advances from the FHLB at September 30, 2024, or at December 31, 2023.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.7 billion at September 30, 2024 and $1.6 billion at December 31, 2023. Based on this collateral, the Bank is eligible to borrow an additional $695.8 million at September 30, 2024.

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

In August 2024, the Company bought back and retired $3 million of the outstanding subordinated notes. The Company may, at its option, beginning December 15, 2026, redeem additional portions of the notes, in whole or in part, from time to time, subject to certain conditions.

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the “junior subordinated debt securities”) at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at September 30, 2024 was 6.66% and at December 31, 2023 the rate was 7.10%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at September 30, 2024 was 7.01% and at December 31, 2023 the rate was 7.45%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at September 30, 2024 was 6.91% and at December 31, 2023 the rate was 7.35%.

In all three instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	Amount	Amount
TSEO Statutory Trust I	$2,558	$2,521
Maple Leaf Financial Statutory Trust II	7,908	7,740
Cortland Statutory Trust I	4,423	4,382
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$14,889	$14,643
Subordinated Debentures	$71,149	$74,020
Total long-term borrowings	$86,038	$88,663

Qualified affordable housing project investments:

The Company invests in qualified affordable housing projects. At September 30, 2024 and December 31, 2023, the balance of the investment for qualified affordable housing projects was $22.6 million and $17.9 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $15.1 million and $12.3 million at September 30, 2024 and December 31, 2023. The Company expects to complete the fulfillment of these commitments during the year ending 2038.

In the third quarters ended September 30, 2024 and September 30, 2023, the Company recognized amortization expense of $513 thousand and $426 thousand, respectively, which was included within income tax expense on the consolidated statements of income. In both of the nine month periods ended September 30, 2024 and September 30, 2023, the Company recognized amortization expense of $1.3 million, which was included within income tax expense on the consolidated statements of income.

Additionally, during the third quarters ended September 30, 2024 and September 30, 2023, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $602 thousand and $558 thousand, respectively. For both of the nine month periods ended September 30, 2024 and September 30, 2023, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $1.6 million.

During the nine month periods ended September 30, 2024 and September 30, 2023, the Company did not incur any impairment losses related to its investment in affordable housing tax credits.

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

Results of Operations. The following is a comparison of selected financial ratios and other results at or for the three and nine month periods ended September 30, 2024 and 2023:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In Thousands, except Per Share Data)	2024	2023	2024	2023
Total assets	$5,236,503	$4,971,163	$5,236,503	$4,971,163
Net income	$8,535	$13,314	$31,558	$35,356
Diluted earnings per share	$0.23	$0.36	$0.84	$0.94
Return on average assets (annualized)	0.66%	1.06%	0.83%	0.93%
Return on average equity (annualized)	8.18%	14.49%	10.51%	12.79%
Net loans to assets	61.96%	63.04%	61.96%	63.04%
Loans to deposits	75.21%	70.23%	75.21%	70.23%

Net Income. The Company reported net income of $8.5 million, or $0.23 per diluted share, for the quarter ended September 30, 2024 compared to $13.3 million, or $0.36 per diluted share, for the quarter ended September 30, 2023. The results for the third quarter of 2024 were impacted by a single $12.5 million commercial credit backed by office space which resulted in a $4.4 million charge-off along with the establishment of a specific reserve on the credit in the amount of $1.2 million.

Net income for the nine months ended September 30, 2024 was $31.6 million, or $0.84 per diluted share, compared to $35.4 million, or $0.94 per diluted share, for the nine months ended September 30, 2023. The decrease in net income was due to a decline in net interest income partially offset by lower noninterest expense.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$3,241,603	$47,060	5.81%	$3,153,309	$43,928	5.57%
Taxable securities	1,104,264	6,761	2.45	1,132,959	6,492	2.29
Tax-exempt securities (2)	379,551	2,992	3.15	413,117	3,251	3.15
Other investments	34,873	346	3.97	42,581	487	4.57
Federal funds sold and other	130,053	1,371	4.22	78,922	751	3.81
TOTAL EARNING ASSETS	4,890,344	58,530	4.79	4,820,888	54,909	4.56
Nonearning assets	243,718			215,445
TOTAL ASSETS	$5,134,062			$5,036,333

INTEREST-BEARING LIABILITIES
Time deposits	$753,163	$7,584	4.03%	$677,291	$5,308	3.13%
Brokered time deposits	26,062	286	4.39	145,839	1,882	5.16
Savings deposits	1,103,269	4,372	1.59	1,099,682	2,625	0.95
Demand deposits - interest bearing	1,411,520	9,305	2.64	1,412,922	7,647	2.16
Total interest-bearing deposits	3,294,014	21,547	2.62	3,335,734	17,462	2.09

Short term borrowings	289,652	3,477	4.80	141,717	1,961	5.53
Long term borrowings	87,368	1,023	4.68	88,494	1,038	4.69
Total borrowed funds	377,020	4,500	4.77	230,211	2,999	5.21

TOTAL INTEREST-BEARING LIABILITIES	3,671,034	26,047	2.84	3,565,945	20,461	2.30

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits - noninterest bearing	983,274			1,052,062
Other liabilities	62,427			50,726
Stockholders' equity	417,327			367,600
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,134,062			$5,036,333
Net interest income and interest rate spread		$32,483	1.95%		$34,448	2.26%
Net interest margin			2.66%			2.86%

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

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	AVERAGE BALANCE	INTEREST	RATE (1)	AVERAGE BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$3,212,799	$138,746	5.76%	$3,144,817	$127,293	5.40%
Taxable securities	1,108,055	19,988	2.41	1,153,804	19,697	2.28
Tax-exempt securities (2)	389,094	9,174	3.14	422,151	10,048	3.17
Other investments	34,243	1,030	4.01	40,211	1,457	4.83
Federal funds sold and other	93,601	2,740	3.90	78,224	1,911	3.26
TOTAL EARNING ASSETS	4,837,792	171,678	4.73	4,839,207	160,406	4.42
Nonearning assets	229,966			219,762
TOTAL ASSETS	$5,067,758			$5,058,969

INTEREST-BEARING LIABILITIES
Time deposits	$741,450	$21,865	3.93%	$636,939	$13,171	2.76%
Brokered time deposits	8,751	286	4.36	145,115	4,889	4.49
Savings deposits	1,096,788	12,087	1.47	1,128,760	6,981	0.82
Demand deposits - interest bearing	1,386,390	25,857	2.49	1,421,208	19,619	1.84
Total interest-bearing deposits	3,233,379	60,095	2.48	3,332,022	44,660	1.79

Short term borrowings	304,607	11,000	4.81	145,509	5,608	5.14
Long term borrowings	88,304	3,098	4.68	88,382	3,043	4.59
Total borrowed funds	392,911	14,098	4.78	233,891	8,651	4.93

TOTAL INTEREST-BEARING LIABILITIES	3,626,290	74,193	2.73	3,565,913	53,311	1.99

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	983,576			1,075,493
Other liabilities	57,577			48,936
Stockholders' equity	400,315			368,627
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,067,758			$5,058,969
Net interest income and interest rate spread		$97,485	2.00%		$107,095	2.43%
Net interest margin			2.69%			2.95%
(1)
Rates are calculated on an annualized basis.
(2)
Interest on certain tax-exempt loans and tax-exempt securities in 2024 and 2023 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%

Net Interest Income. Net interest income for the three months ended September 30, 2024, was $31.9 million compared to $33.8 million for the three months ended September 30, 2023. A 20 basis point decline in the net interest margin was the primary reason for this decrease.

The net interest margin for the three month period ended September 30, 2024, was 2.66% compared to 2.86% for the same period in 2023. Interest-earning asset yields increased 23 basis points in the third quarter of 2024 compared to the third quarter of 2023 while the cost of interest-bearing liabilities increased 54 basis points when comparing these two periods. This increase in funding costs has been due to the rapid increase in deposit rates, intense competition for deposits and the Federal Reserve rate hiking cycle which resulted in an inverted yield curve. This increase in funding costs continues to outstrip the increases on the yield of interest-earning assets pushing the net interest margin lower.

Net interest income for the nine month period ended September 30, 2024, was $95.6 million compared to $105.0 million for the same period in 2023. The decrease in net interest income was driven by the same factors as discussed above. The net interest margin was 2.69% for the nine month period ended September 30, 2024 compared to 2.95% for the same period in 2023. The decline in net interest margin for the nine month period ended September 30, 2024, was also driven by the same factors discussed previously.

Provision for Credit Losses and Provision for Unfunded Loans. The provision for credit losses and unfunded commitments totaled $7.0 million for the three months ended September 30, 2024, compared to $243,000 for the three months ended September 30, 2023. The increased provision for credit losses was primarily due to the increased level of net charge-offs and reserving activity resulting from the deterioration in a single commercial real estate credit backed by office space. Strong loan growth during the quarter also increased provision costs during the quarter.

For the first nine months of 2024, the Company recorded a provision for credit losses and unfunded loans of $7.7 million compared to $8.9 million for the same period in 2023. Included in the $8.9 million figure in 2023 was a Day 1 provision for credit losses and provision for unfunded loans under the current expected credit loss model (“CECL”) of $7.7 million related to the acquisition of Emlenton. There was no Day 1 provision recorded in 2024.

Noninterest Income. Noninterest income for the third quarter of 2024 was of $12.3 million compared to $9.8 million for the third quarter of 2023. This increase was due to solid growth in the Company’s fee based business lines along with gains from SBIC funds and a $444 thousand gain on the purchase of $3 million of the Company’s subordinated debt.

Service charges on deposit accounts increased $280 thousand to $2.0 million for the third quarter of 2024 compared to $1.7 million for the third quarter in 2023. The Company undertook a review of all service charges in late 2023 and early 2024 and implemented fee increases across deposit product lines in the second quarter of 2024. Trust fees increased by $217 thousand to $2.5 million at September 30, 2024, from $2.3 million at September 30, 2023. The increase was due to continued growth in the business unit. Insurance agency commissions grew to $1.4 million in the third quarter of 2024 from $1.1 million in the third quarter of 2023. The increase has been driven by strong growth in fixed annuity sales. Losses on the sale of securities totaled $403 thousand in the third quarter of 2024 compared to losses on the sale of securities of $624 thousand during the third quarter of 2023. Net gains on the sale of loans increased to $506 thousand in the third quarter of 2024 compared to $395 thousand in the third quarter of 2023. Greater saleable volume drove this increase. Other mortgage banking fee income was a loss of $168 thousand for the third quarter of 2024 compared to income of $185 thousand during the third quarter of 2023. The decline in income was due to an impairment charge on the Company’s higher coupon mortgage servicing right tranches in the third quarter of 2024. Debit card income grew to $2.0 million in the third quarter of 2024 from $1.8 million in the third quarter of 2023 as better volumes were realized in the current period. Other noninterest income increased from $1.1 million in the third quarter of 2023 to $2.6 million in the third quarter of 2024. The Company recorded $854 thousand more in SBIC income in the third quarter of 2024 compared to the same period in 2023. In addition, the Company purchased $3.0 million of its subordinated debt during the third quarter of 2024 recording a gain of $444 thousand. In the third quarter of 2023, the Company had no gains from the purchase of subordinated debt but instead recorded losses of $110 thousand on assets held for sale.

For the nine months ended September 30, 2024, noninterest income increased by $597 thousand compared to the nine months ended September 30, 2023. The increase was primarily due to growth in service charges and the Company's fee based businesses offset by security losses of $2.6 million in the first nine months of 2024 compared to security losses of $490 thousand for the first nine months of 2023.

Service charges on deposit accounts increased by $775 thousand in the first nine months of 2024 compared to the same period in 2023 due to the fee increases discussed above. Bank owned life insurance income increased to $2.0 million for the nine months ended September 30, 2024 compared to $1.8 million for the nine months ended September 30, 2023 as crediting rates on the insurance policies continue to increase. Trust fees increased to $7.4 million in the first nine months of 2024 from $6.7 million in the first nine months of 2023 due to continued strong growth in this line of business. Insurance agency commissions were $4.2 million for the first nine months of 2024 compared to $3.9 million for the same period in 2023. Strong annuity sales in 2024 drove the increase. Other mortgage banking fee income declined to $150 thousand for the nine months ended September 30, 2024 compared to $571 thousand for the same time in 2023. The decline was primarily due to the impairment charge discussed above. Other noninterest income increased to $3.9 million in the first nine months of 2024 from $2.9 million in the first nine months of 2023. The Company recorded $897 thousand more in SBIC income in the first nine months of 2024 compared to the same period in 2023.

Noninterest Expense. Noninterest expense totaled $27.1 million for the quarter ended September 30, 2024 compared to $27.7 million for the quarter ended September 30, 2023. The third quarter of 2023 included $268 thousand of merger related charges. There were no merger related expenses during the third quarter of 2024. Salaries and employee benefits were $14.9 million in the third quarter of 2024 compared to $14.2 million in the third quarter of 2023. The increase was primarily driven by higher salaries associated with employee raises along with higher health care expenses. FDIC and state and local taxes decreased by $168 thousand to $1.5 million for the third quarter of 2024 compared to $1.6 million for the third quarter of 2023 due to lower FDIC premiums. Intangible amortization declined to $629 thousand in the third quarter of 2024 from $725 thousand for the third quarter of 2023. This decrease was driven by amortization from a prior acquisition running off. Other noninterest expense decreased $804 thousand in the third quarter of 2024 to $3.4 million from $4.2 million in the third quarter of 2023. The primary reason for the decrease was due to a $785 thousand charge incurred in 2023 for the settlement of a lawsuit.

For the nine months ended September 30, 2024, noninterest expense decreased to $80.5 million from $84.8 million for the nine months ended September 30, 2023. In 2023, the Company incurred $5.0 million of merger related costs while no merger costs were incurred in

2024. Salaries and employee benefits increased to $44.5 million in the first nine months of 2024 compared to $42.5 million in the first nine months of 2023. The increase was primarily driven by salary increases associated with employee raises along with increased healthcare costs. FDIC and state and local taxes decreased $355 thousand to $4.0 million for the first nine months of 2024 compared to $4.4 million for the first nine months of 2023 due to improvements in the Bank's FDIC assessment variables. Professional fees increased $185 thousand for the nine months ended September 30, 2024, compared to the first nine months of 2023 primarily due to increased legal fees. Intangible amortization declined $909 thousand in the first nine months of 2024 to $1.9 million compared to $2.9 million for the first nine months of 2023. This decrease was driven by accelerated amortization that occurred in 2023 that did not reoccur in 2024 and amortization from a prior acquisition running off.

Income Taxes. Income tax expense was $1.6 million for the three months ended September 30, 2024 compared to $2.3 million for the three months ended September 30, 2023. The decrease in tax expense was primarily due to the decline in income before income taxes.

Income tax expense increased from $5.6 million for the nine months ended September 30, 2023 to $6.2 million for the nine months ended September 30, 2024. The increase in tax expense was primarily due to the Company dissolving Farmers National Captive, Inc. in November of 2023 so the Company is no longer receiving the tax benefits associated with this business.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $85.5 million during the first nine months of 2024 to $189.1 million from $103.7 million at December 31, 2023. The increase in the cash balances was primarily due to the Company intentionally holding more liquidity on its balance sheet at September 30, 2024.

Securities. Securities available-for-sale decreased to $1.29 billion at September 30, 2024, from $1.30 billion at December 31, 2023. Gross unrealized losses on the portfolio totaled $195.0 million at September 30, 2024, compared to gross unrealized losses of $222.6 million at December 31, 2023. In addition to the changes in the gross unrealized loss on the securities, the Company has also received $91.2 million in proceeds from the sale, maturity and repayments on securities during the first nine months of 2024. This has been partially offset by purchases totaling $60.3 million through the first nine months of 2024.

Loans. Net loans (excluding loans held for sale) increased to $3.28 billion at September 30, 2024 from $3.20 billion at December 31, 2023. The increase in 2024 has been due to growth in every major category of loans.

The following tables present the amortized cost basis of the Company's commercial real estate portfolio segment by industry as of September 30, 2024 and December 31, 2023:

(In Thousands of Dollars)	Amortized Cost	% of Commercial Real Estate	% of Total Portfolio	Weighted Average Loan-to-Value	Weighted Average Occupancy
September 30, 2024
Commercial real estate
Retail	$339,876	21.59%	10.36%	53.65%	85.27%
Farmland	203,191	12.90%	6.19%	49.67%	100.00%
Warehouse/Industrial	185,107	11.76%	5.64%	54.14%	72.41%
Office	188,297	11.96%	5.74%	54.23%	74.17%
Multifamily	168,528	10.70%	5.14%	61.25%	76.72%
Medical	149,113	9.47%	4.55%	46.27%	92.61%
Hotel	44,729	2.84%	1.36%	45.59%	79.64%
Special Purpose	91,306	5.80%	2.78%	53.33%	98.65%
Restaurant	53,816	3.42%	1.64%	50.72%	100.00%
Multifamily - Construction	61,214	3.89%	1.87%	53.11%	29.28%
All Other	89,318	5.67%	2.72%	49.81%	95.41%
Total	$1,574,495	100.00%	47.99%

(In Thousands of Dollars)	Amortized Cost	% of Commercial Real Estate	% of Total Portfolio	Weighted Average Loan-to-Value	Weighted Average Occupancy
December 31, 2023
Commercial real estate
Retail	$354,953	23.09%	11.10%	55.16%	85.26%
Farmland	202,726	13.19%	6.34%	51.24%	100.00%
Warehouse/Industrial	166,291	10.82%	5.20%	56.04%	70.99%
Office	175,020	11.38%	5.47%	53.91%	75.04%
Multifamily	153,410	9.98%	4.80%	63.10%	85.79%
Medical	154,890	10.08%	4.84%	51.51%	92.64%
Hotel	49,695	3.23%	1.55%	48.64%	79.59%
Special Purpose	99,152	6.45%	3.10%	55.10%	99.88%
Restaurant	56,460	3.67%	1.77%	53.17%	100.00%
Multifamily - Construction	27,860	1.81%	0.87%	59.02%	22.06%
All Other	96,869	6.30%	3.03%	47.10%	95.30%
Total	$1,537,326	100.00%	48.07%

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
Nonperforming loans	$19,076	$12,870	$11,951	$15,063	$18,368
Nonperforming loans as a % of total loans	0.58%	0.40%	0.38%	0.47%	0.58%
Non-performing assets	$19,137	$12,975	$12,215	$15,229	$18,522
Non-performing assets as a % of total assets	0.37%	0.25%	0.24%	0.30%	0.37%
Loans delinquent 30-89 days	$15,562	$18,546	$14,069	$16,705	$13,314
Loans delinquent 30-89 days as a % of total loans	0.47%	0.57%	0.44%	0.52%	0.42%
Allowance for credit losses	$36,186	$33,991	$33,159	$34,440	$34,753
Allowance for credit losses as a % of total loans	1.10%	1.05%	1.04%	1.08%	1.10%
Allowance for credit losses as a % of nonperforming loans	189.69%	264.11%	277.46%	228.64%	189.20%
Net charge-offs for the quarter	$4,612	$563	$1,011	$800	$386
Annualized net charge-offs to average net loans outstanding	0.58%	0.07%	0.13%	0.10%	0.05%

ASU 2022-02 was adopted on January 1, 2023 and such, non-performing loans balances include prior period TDRs and subsequent to January 1, 2023, loans with modifications to borrowers with financial difficulty are included in non-performing loans.

The Company's allowance for credit losses increased to $36.2 million for the period ended September 30, 2024, from $34.4 million for the period ended December 31, 2023. This increase was primarily driven by loan growth and the $1.2 million specific reserve placed on the one commercial loan in the third quarter of 2024. The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at September 30, 2024 is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased to $4.36 billion at September 30, 2024 from $4.18 billion at December 31, 2023. This increase was primarily due to growth in interest-bearing deposits as customers seek higher yields on their deposit balances offset by declines in non-interest bearing deposits. In addition, the Company acquired $74.9 million of brokered time deposits which it used to pay down short-term borrowings.

Short-term Borrowings. Total short-term borrowing balances decreased from $355.0 million at December 31, 2023 to $285.0 million at September 30, 2024. This decrease was due to the Company using the proceeds from brokered time deposits to pay down short-term borrowings.

Total Stockholders' Equity. Total stockholders’ equity increased to $439.7 million at September 30, 2024 from $404.4 million at December 31, 2023. The increase was primarily due to a $21.6 million reduction in the accumulated other comprehensive loss offset by growth in retained earnings of $12.4 million.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At September 30, 2024, the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 10.91%, total risk-based capital ratio stood at 14.34%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 11.39% and 8.20%, respectively, at September 30, 2024. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2024.

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

A significant judgment involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the four-quarter forecast period within the Company’s methodology. The four-quarter forecast incorporates three macroeconomic variables (“MEV”) that are relevant for exposures across the Company.

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

For example, compared to the Company’s central scenario that is based on a four-quarter forecasted change in U.S. real GDP of 2.00% from 4Q2024 to 4Q2025 U.S. PCE inflation of 2.10%, and U.S. unemployment of 4.40%, the Company’s relative adverse scenario assumes a four-quarter forecast with a contraction of U.S. real GDP, a PCE inflation between 5.00% and 7.00% and an elevated U.S. unemployment rate between 6.00% and 7.00%. This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•
The impacts of changes in the MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•
Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of September 30, 2024, the Company compared the modeled estimates under its relative adverse scenario for two of the Company’s largest loan pools to its central scenario for the same loan pools. Without considering offsetting or correlated effects in other qualitative components of the Company’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:

•
An increase of approximately $650 thousand for residential real estate loans and lending-related commitments
•
An increase of approximately $1.14 million for commercial real estate non-owner occupied loans and lending-related commitments

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

Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Company believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended September 30, 2024.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At September 30, 2024, on a consolidated basis, Farmers had intangibles of $20.9 million subject to amortization and $167.4 million in goodwill, which was not subject to periodic amortization.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At September 30, 2024, this line of credit totaled $25.0 million of which the Bank had not borrowed against. In addition, the Company has a revolving line of credit with a correspondent bank totaling $5.0 million. There was no balance on this line at September 30, 2024 and December 31, 2023. Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis. As of September 30, 2024, the Bank had no outstanding balances with the FHLB. Additional borrowing capacity at the FHLB was approximately $695.8 million at September 30, 2024. The Company also has access to the Federal Reserve Discount Window, which provides an additional source of funds with the posting of collateral. The Bank views its membership in the FHLB as a solid source of liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $731.7 million at September 30, 2024, and $805.4 million at December 31, 2023. Additionally, the Company has committed up to $20.2 million in subscriptions in SBIC investment funds. At September 30, 2024, the Company had invested $16.5 million in these funds.

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

Changes In Interest Rate (basis points)	September 30, 2024 Result	December 31, 2023 Result	ALCO Guidelines
Net Interest Income Change
+400	-7.0%	-6.2%	-12.5%
+300	-5.5%	-5.0%	-10.0%
+200	-3.7%	-3.4%	-7.5%
+100	-1.9%	-1.9%	-5.0%
-100	1.5%	1.4%	-5.0%
-200	2.5%	2.3%	-10.0%
-300	3.4%	3.1%	-15.0%
-400	3.3%	2.7%	-20.0%
Net Present Value Of Equity Change
+400	-36.1%	-36.4%	-12.5%
+300	-26.9%	-26.8%	-10.0%
+200	-17.1%	-17.3%	-7.5%
+100	-8.3%	-8.7%	-5.0%
-100	4.4%	5.3%	-10.0%
-200	5.1%	7.2%	-15.0%
-300	0.5%	5.1%	-20.0%
-400	-1.4%	3.5%	-25.0%

The yield curve has changed dramatically over the past two years. In an intense effort to diffuse inflation, the Federal Open Market Committee raised the discount rate 5.25% from March 2022 to July 2023, the fastest pace on record. The committee then held the discount rate at 5.5% until September 2024 when they cut the discount rate by 50 basis points, and set the rate at 5.0% in an attempt to guide the economy into a “soft landing”, where the still comparatively elevated rate of 5.0% will continue to bring down inflation without harming the job market or the economy.

The above table presents results in the up rate scenarios that exceed internal policy limits for the Economic Value of Equity (“EVE”) for both the current quarter end as well as the last year end. This unprecedented outcome was created by the events occurring over the past two years, namely, the massive influx of liquidity in the form of deposits in 2020 and 2021 from government assistance while interest rates were at their lowest; the deployment of those funds at those low rates; and now the usage of those deposits as consumers utilize their deposits to maintain living standards in this highly inflationary economy, which prevents the Company from investing in the higher rates now available. With the EVE model moving rates even higher, it further exacerbates the differential between market rates and book rates, thereby creating the out of internal policy consequence. To mitigate these results, the Company has prioritized employing strategies to shrink the longer duration investment portfolio and replace the balances with assets having a shorter duration, including loans, in an effort to close the gap between the book and market rates. Any growth in lending will be done in a measured manner given the uncertain economic backdrop that exists today. The Company recognizes the risk inherent in growing loans but feels that its historical record of prudent underwriting, its low loan to deposit ratio and its strong credit metrics provide the ability to pursue solid opportunities in the marketplace. In addition, any loan growth will be broad based encompassing consumer, indirect, 1-4 family, commercial and industrial and CRE so as not to increase risk in any one portfolio or sector.

The remaining results of the simulations in the table above indicate that interest rate change results fall within internal limits established by the Company at both September 30, 2024, and December 31, 2023. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For further discussion of risk factors related to the Company, refer to Part 1, Item 1A, “Risk Factors,” contained in the Company’s 2023 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risk factors not currently known to us or that we currently deem immaterial may also adversely affect us. There have been no material changes to the risk factors previously disclosed in our 2023 Form 10K.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				497,047
July 1-31	9,130	$12.38	0	497,047
August 1-31	0	0.00	0	497,047
September 1-30	2,500	13.78	0	497,047
Ending balance	11,630	12.68	0	497,047

There was no treasury stock activity under the program during the three month period ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 7, 2024
/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 7, 2024
/s/ A. Troy Adair
A. Troy Adair Senior Executive Vice President, Chief Financial Officer and Secretary