Form 10-K
period 2024-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2025-03-06
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

As of June 30, 2024, the estimated aggregate market value of the registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $450.8 million based upon the last sales price as of June 28, 2024 reported on NASDAQ. (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed as admission by the registrant that such person is an affiliate of the registrant).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

As of March 1, 2025, the registrant had outstanding 37,614,636 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2024	III
Annual Meeting of Shareholders

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

PART I

Item 1. Business.

General

Farmers National Banc Corp.

Farmers National Banc Corp. (the “Company,” “Farmers,” “we,” “our” or “us”), is a financial holding company and was organized as a one-bank holding company in 1983 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Amendments to the BHCA in 1999 allowed for a bank holding company to declare itself a financial holding company and thereby engage in financial activities, including securities underwriting and dealing, insurance agency and underwriting activities, and merchant banking activities. The Company made the declaration to become a financial holding company in 2016. For a bank holding company to be eligible to declare itself a financial holding company, all of the depository institution subsidiaries must be well-capitalized and well-managed and have satisfactory or better ratings under the Community Reinvestment Act of 1977 (the "CRA"). The Company operates principally through its wholly-owned subsidiaries, The Farmers National Bank of Canfield (the “Bank” or “Farmers Bank”) and Farmers Trust Company (“Farmers Trust”). A third subsidiary, Farmers National Captive, Inc. (“Captive”), was dissolved in November of 2023. Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Investments" or “Farmers Investments”) are wholly-owned subsidiaries of the Bank. The Company and its subsidiaries operate in the domestic banking, trust, retirement consulting, insurance and financial management industries.

The Company’s principal business consists of owning and supervising its subsidiaries. Although Farmers directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341. Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.” Farmers’ business activities are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment. For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2024, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

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

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2024, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

Farmers Trust Company

During 2009, the Company acquired Farmers Trust. Farmers Trust offers a full complement of personal and corporate trust services in the areas of estate settlement, trust administration, employee benefit plans and retirement services. During 2024, Farmers Trust acquired substantially all of the assets, in a cash transaction, of Crest Retirement Advisors, LLC ("Crest"). Farmers Trust operates five offices located in Boardman, Canton, Howland, Wooster and Fairview Park, Ohio.

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

Human Capital

Our core values of Integrity, Respect, Diligence, Stewardship, Commitment, Relationships and Performance represent our belief that our long-term success is closely tied to having a dedicated and engaged workforce. We are committed to attracting, developing, and retaining associates who reflect the communities in which we serve. As of December 31, 2024, Farmers and its subsidiaries had 682 full-time equivalent employees. The market for top talent is highly competitive, and we recognize that workforce turnover is not only financially costly, but also is not aligned with our commitment to our team. Farmers is committed to supporting a high performing, collaborative culture that provides the foundation to attract and retain the best associates in banking. By investing in our team, we also invest in our financial future. We offer all of our associates a comprehensive benefits package that includes medical, dental and vision insurance, a flexible spending plan, prescription drug coverage, group life insurance, short-term and long-term disability insurance, a traditional 401(k) Plan, a Roth IRA plan, competitive paid time off/paid holidays, competitive incentives, an annual Profit Sharing Plan and an Employee Stock Purchase Plan.

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

Significant aspects of the laws and regulations that have, or could have a material impact on Farmers and its subsidiaries are described below. To the extent that the following discussion describes legislation, statutes, regulations or policies applicable to the Company or its subsidiaries, the discussion is qualified in its entirety by reference to the full text of the legislation, statutes, regulations and policies that are described herein, as they may be amended or revised by the United States ("U.S"). Congress or state legislatures and federal or state regulatory agencies, as the case may be. Changes in these legislation, statutes, regulations and policies may have a material adverse effect on the Company and its business, financial condition or results of operations. Such legislation, statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures as well as federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in applicable legislation, statutes, regulations or regulatory policies could have a material adverse effect on the Company and its business, financial condition or results of operations.

Regulatory Agencies

Financial Holding Company. Farmers elected to be a financial holding company. A bank holding company may elect to become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action regulations of the Federal Deposit Insurance Corporation (the “FDIC”), is well managed, and has at least a satisfactory rating under the CRA. Financial holding companies may engage in activities that are financial in nature, including affiliating with securities firms and insurance companies, which are not otherwise permissible for a bank holding company.

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

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under Basel III. Tier 2 capital, which can be included in the total capital ratio, generally consists of other preferred stock and subordinated debt meeting certain conditions plus limited amounts of the allowance for credit losses, subject to specified eligibility criteria, less applicable deductions.

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

In November 2021, the federal bank regulatory agencies issued a final rules that became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity or availability of information or the information system occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determine a computer-security incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a computer-security incident that has occurred, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

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

The SEC adopted a new rule on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure by Public Companies in 2023, which applies to all public companies subject to the reporting requirements of the Exchange Act and requires disclosure of material cybersecurity incidents in Current Reports on Form 8-K and periodic disclosure of cybersecurity risk management, strategy, and governance in annual reports in Annual Reports on Form 10-K.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations and many states have recently implemented or modified their data breach notification and data privacy requirements. The Company expects this trend of state-level cybersecurity regulatory activity to continue, and continues to monitor these developments.

In the ordinary course of its business, the Bank relies on electronic communications and information systems to conduct its operations and to store sensitive data, and employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding these defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While the Bank has not, to date, detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Bank’s systems and those of its customers and third-party service providers are under constant threat and it is possible that we could experience a future significant event. The Bank expects risks and exposures related to cybersecurity attacks to remain high for the foreseeable future. For further discussion of risks related to cybersecurity, see “Item 1A Risk Factors.” See also the Company’s disclosures regarding risk management, strategy, governance and incident disclosure under “Item 1C.”

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

Information About Our Executive Officers

The names, ages and positions of Farmers’ executive officers as of March 1, 2025:

Name	Age	Title
Troy Adair	58	Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank
Kevin J. Helmick	53	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	55	Executive Vice President and Chief Information Officer of Farmers Bank
Michael E. Matuszak	57	Senior Executive Vice President and Chief Operating Officer of Farmers Bank
Mark A. Nicastro	54	Executive Vice President and Chief Human Resources Officer of Farmers Bank
Michael Oberhaus	48	Executive Vice President and Chief Risk Officer of Farmers Bank
Joseph W. Sabat	64	Senior Vice President and Chief Accounting Officer of Farmers Bank
Timothy F. Shaffer	63	Senior Executive Vice President and Chief Banking Officer of Farmers Bank
Amber Wallace Soukenik	59	Senior Executive Vice President and Chief Retail/Marketing Officer of Farmers Bank
Mark J. Wenick	65	Senior Executive Vice President and Chief Wealth Management Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Adair has served as Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank since August 2021. Mr. Adair joined Farmers in June of 2021 as Executive Vice President of Finance. Prior to that time, Mr. Adair was the treasurer of Home Savings Bank/Premier Bank from February 2016 through June of 2021 and Director of Risk Management from February of 2002 to February of 2016. Mr. Adair has 37 years of experience in finance and accounting in the banking industry.

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013. Prior to becoming President, Mr. Helmick was Secretary of Farmers and Executive Vice President – Wealth Management and Retail Services of Farmers Bank since January 2012. Mr. Helmick has been with the Company for 30 years and has a retail and investment background, including an MBA and CFP designation. From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Farmers Investments. In 2008, Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of the retail investment area of Farmers Bank, Farmers Insurance, and all branch sales and operational functions.

Mr. Jackson is the Executive Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009. Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993. He has over 31 years of experience in the IT field. Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Executive Vice President and Chief Human Resources Officer of Farmers Bank. Mr. Nicastro was appointed to that position in 2017 and previously served as Director of Human Resources since joining Farmers in July 2009. Prior to that, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007. Mr. Nicastro has an MBA, and has more than 26 years of experience in Human Resource Management from both large multi-national banks and regional community banks. He was appointed as an executive officer in 2012.

Mr. Matuszak is the Senior Executive Vice President and Chief Operating Officer of Farmers Bank, a position he has held since December of 2022. Most recently, Mr. Matuszak served as the Vice President, Cloud Services with Wellmark Blue Cross Blue Shield for 6 years, becoming Vice President, Cloud Services and CISO in 2019. Mr. Matuszak has more than 26 years of experience in operations, facilities, cybersecurity and software development throughout the financial services, insurance and healthcare industries. He also holds certifications in Six Sigma and ITIL and a master’s degree in technical communications.

Mr. Oberhaus is currently the Executive Vice President and Chief Risk Officer of Farmers Bank. Mr. Oberhaus joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015 as the company’s Enterprise Risk Manager. Prior to the merger Mr. Oberhaus served as the SVP and Chief Risk Officer of First National Bank of Orrville and brings more than 26 years of experience in banking.

Mr. Sabat is the Senior Vice President and Chief Accounting Officer of Farmers Bank. Mr. Sabat was appointed to that position in June 2021 and previously served as Controller of Farmers Bank since April 2006. Prior to coming to the Company, Mr. Sabat was with a regional public accounting firm. Mr. Sabat has 29 years of experience in the accounting, finance and auditing fields. He is a certified public accountant and was appointed as an executive officer in 2012.

Mr. Shaffer serves as Senior Executive Vice President and Chief Banking Officer and has held that title since January of 2025. Previously, Mr. Shaffer served as Chief Credit Officer from 2021 through January 2025. He was previously Regional President and held that title from July of 2015 through 2020. Mr. Shaffer also served as the Director of Commercial Banking & Private Client Services. In October of 2011, Mr. Shaffer joined Farmers Bank as the Commercial Lending Manager, overseeing commercial lending, small business lending and treasury management. Mr. Shaffer has over 35 years of banking and lending experience in the Mahoning Valley market. Mr. Shaffer was appointed as an executive officer in 2014.

Ms. Wallace Soukenik has served as Senior Executive Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013. In August 2008, Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing. She has 34 years of experience in the marketing field. Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital. She was appointed as an executive officer in 2012.

Mr. Wenick is Senior Executive Vice President and Chief Wealth Management Officer of Farmers Bank. Prior to coming to Farmers National Bank in 2017, Mr. Wenick was regional president of Chemical Bank for 3 years. Prior to that, Mr. Wenick spent 5 years in local bank investment and trust positions. He brings more than 41 years of financial expertise in the area of wealth management.

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

Changes to United States tariff and import/export regulations may have a negative effect on our industry and our business.

There has been on-going discussion and commentary regarding potential significant changes to United States trade policies and tariffs, including imposing higher tariffs or implementing more restrictive trade policies. The current administration has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies and tariffs. These tariffs or other trade restrictions on products and materials that our customers import or export, or the perception that any of these tariffs or other trade restrictions could occur, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt. This could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, financial condition and results of operations could be materially and adversely impacted in the future.

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

During 2023, several high profile bank failures caused uncertainty in the investor community and negative confidence among bank customers generally.

These failures and any additional failures that could occur may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the financial services industry, including us. These bank failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions, which in turn led to a greater focus by institutions, investors, and regulators on the on-balance sheet liquidity of and funding sources for financial institutions and the composition of its deposits. Notwithstanding, our efforts to promote deposit insurance coverage with our customers and otherwise effectively manage our liquidity, deposit portfolio retention, and other related matters, our financial condition, results of operation, and stock price may be adversely affected by future negative events within the banking sector and adverse customer or investor responses to such events.

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

As of December 31, 2024, a majority of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

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

As of December 31, 2024, approximately 10.8% of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits – savings and money market accounts, time deposits less than $250 thousand and demand deposits—comprised approximately 91.6% of total deposits at December 31, 2024. Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $414.0 million at December 31, 2024. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

In the future, we may acquire other financial institutions or assets of financial institution. The successful integration of these potential acquisitions depends on our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses. Potential difficulties we may encounter as part of the acquisition and integration process include the following:

•
time and expense associated with identifying and evaluating potential acquisitions or expansions;
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

We depend on the accuracy and completeness of information about our customers.

In deciding whether to extend credit or enter into other transactions and in evaluating and monitoring our loan portfolio, we rely on information provided to us by or on behalf of customers and other third parties, including financial statements, credit reports, and other financial information. We also rely on representations from our customers, counterparties, and other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial or business information could result in a material adverse effect on our business, financial condition or results of operation.

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

In addition, our implementation of certain new technologies, such as those related to artificial intelligence and algorithms, in our business processes may have unintended consequences due to their limitations, potential manipulation or our failure to use them effectively. Cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry, and failure to successfully manage the risks associated with the implementation of these new technologies, could negatively affect our growth, revenue and net income.

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

In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators have increased their focus on the regulation of the financial services industry. Most recently, the U.S. Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the U. S. Congress and regulations promulgated by federal regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our common shares.

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

Quarterly, the Company evaluates its security portfolio to see if any security has a fair value less than its amortized cost. Once these securities are identified, the Company performs additional analysis to determine whether the decline in fair value resulted from a credit loss or other factors. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period. Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should management determine it is more likely than not that the deferred tax assets will be realized, a valuation allowance with a change to earnings would be reflected in the period.

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

Risk Management and Strategy

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

Governance

The Chief Risk Officer is responsible for overseeing the assessment and management of the Company's information security program. The Chief Information Officer is responsible for execution, management, and administration of the information security tools and defenses of the program.

Item 2. Properties.

At December 31, 2024, the Company conducted its business from its main office at 30 South Broad Street, Canfield, Ohio and 62 full-service banking centers and 2 stand-alone loan production offices located in northeast Ohio. Farmers Trust operates five offices in northeast Ohio and Farmers Insurance operates two offices. Farmers also has a back-office operations facility located in Niles, Ohio. See Note 8 to the Consolidated Financial Statements for additional information.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market. Farmers had approximately 3,970 holders of record of common shares at March 1, 2025. The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Certain limitations and restrictions on the ability of Farmers to continue to pay quarterly dividends are described under the caption “Capital Resources” in Item 7 of this Part II, and under the caption “Dividends and Transactions with Affiliates” in Item 1 of Part I.

Quarter Ended	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
High	$14.75	$13.36	$16.32	$16.29
Low	$12.29	$11.55	$12.01	$13.64
Cash dividends paid per share	$0.17	$0.17	$0.17	$0.17

Quarter Ended	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
High	$15.08	$13.31	$14.25	$14.72
Low	$11.56	$10.82	$11.25	$10.38
Cash dividends paid per share	$0.17	$0.17	$0.17	$0.17

The following table provides information regarding the Company's purchases of its common shares during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Beginning balance				497,047
October	1,918	$14.67	0	497,047
November	2,120	13.80	0	497,047
December	0	0	0	497,047
Ending balance	4,038	$14.21	0	497,047

On July 30, 2019, the Company announced that its Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions. During the first two months of 2023, 347,846 shares were repurchased under this plan.

On March 1, 2023, the Company announced that its Board of Directors authorized the purchase of up to 1,000,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions. This 2023 Repurchase Program supersedes the Company’s prior share repurchase program discussed above. The 2023 Repurchase Program may be modified, suspended or terminated by the Company at any time. During 2024, no shares were repurchased under this plan. There were 497,047 shares left to repurchase under this plan at December 31, 2024.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2024, 2023 and 2022. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are not statements of historical fact, but rather statements based on Farmers’ current expectations, beliefs and assumptions regarding the future of Farmers’ business, future plans and strategies, projections, anticipated events and trends, its intended results and future performance, the economy and other future conditions. Forward-looking statements are preceded by terms such as “will,” “would,” “should,” “could,” “may,” “expect,” “estimate,” “believe,” “anticipate,” “intend,” “plan” “project,” or variations of these words, or similar expressions. Forward-looking statements are not a guarantee of future performance, and actual future results could differ materially from those contained in forward-looking information. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Numerous uncertainties, risks, and changes could cause or contribute to Farmers’ actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in Farmers’ filings with the Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023.

The Company recorded net income of $45.9 million for the year ended December 31, 2024, compared to $49.9 million for the year ended December 31, 2023. The Company reported $1.22 per diluted common share in 2024 compared to $1.33 per diluted common share in 2023.

Net Interest Income

The Company recognized net interest income of $128.4 million for the year ended December 31, 2024, compared to $137.8 million for the year ended December 31, 2023. The tax-equivalent net interest margin declined from 2.91% for 2023 to 2.69% for 2024. The margin declined due to increased funding costs associated with the Federal Reserve's aggressive rate increases in 2022 and 2023 along with an inverted U.S treasury yield curve which caused deposit funding costs to rise faster than the yields being earned on loans and securities.

Total interest income increased from $213.3 million in 2023 to $227.7 million for 2024. The increase was primarily due to an increase in the yield on loans and securities associated with the higher interest rate environment.

Interest income on loans increased to $185.7 million for the year ended December 31, 2024, compared to $171.8 million for the year ended December 31, 2023. This increase was due to better yields on loans which increased from 5.46% in 2023 to 5.76% in 2024.

The income on federal funds sold and other interest income increased by $1.3 million in 2024 to $3.7 million compared to $2.5 million in 2023 primarily due to a volume increase of $21.3 million in 2024 and an increase of 57 basis points in the yield on the portfolio.

Interest expense increased $23.8 million in 2024 to $99.4 million from $75.5 million in 2023. The increase was primarily due to a 59 basis point increase in the yield on interest-bearing deposits and an increase in the volume of average borrowed funds which increased from $249.4 million in 2023 to $381.2 million in 2024. The increase in deposit costs was driven by the movement of lower cost checking and savings deposits into certificates of deposit while the increase in borrowed funds was due a lower level of brokered CDs utilized in 2024.

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2024			2023			2022
	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (2)	$3,227,384	$186,032	5.76%	$3,155,858	$172,161	5.46%	$2,358,724	$108,100	4.58%
Taxable securities	1,110,905	26,838	2.42	1,143,547	26,231	2.29	1,081,966	20,843	1.93
Tax-exempt securities (1)	386,643	12,165	3.15	419,557	13,283	3.17	465,855	14,952	3.21
Other investments	35,402	1,450	4.10	39,559	1,986	5.02	33,153	871	2.63
Federal funds sold and other cash	96,288	3,727	3.87	74,950	2,476	3.30	76,253	684	0.90
Total earning assets	4,856,622	230,212	4.74	4,833,471	216,137	4.47	4,015,951	145,450	3.62

NONEARNING ASSETS

Noninterest-earning assets	234,297			205,683			128,757
Total Assets	$5,090,919			$5,039,154			$4,144,708

INTEREST-BEARING LIABILITIES

Time deposits	$745,945	$29,329	3.93%	$654,717	$19,462	2.97%	$360,687	$3,044	0.84%
Brokered time deposits	25,389	1,108	4.36	132,895	6,204	4.67	56,965	1,240	2.18
Savings deposits	1,095,470	16,144	1.47	1,113,561	9,899	0.89	846,418	1,352	0.16
Demand deposits - interest bearing	1,396,193	34,588	2.48	1,415,425	27,541	1.95	1,392,058	7,449	0.54
Total interest-bearing deposits	3,262,997	81,169	2.49	3,316,598	63,106	1.90	2,656,128	13,085	0.49

Short term borrowings	293,488	14,105	4.81	160,964	8,357	5.19	55,668	1,408	2.53
Long term borrowings	87,749	4,090	4.66	88,439	4,086	4.62	87,972	3,427	3.90
Total borrowed funds	381,237	18,195	4.77	249,403	12,443	4.99	143,640	4,835	3.37

Total Interest-Bearing Liabilities	3,644,234	99,364	2.73	3,566,001	75,549	2.12	2,799,768	17,920	0.64

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits - noninterest bearing	981,115			1,065,389			959,294
Other Liabilities	58,134			50,302			34,180
Stockholders' equity	407,436			357,462			351,466
Total Liabilities and
Stockholders' Equity	$5,090,919			$5,039,154			$4,144,708
Net interest income and interest rate spread		$130,848	2.01%		$140,588	2.35%		$127,530	2.98%

Net interest margin			2.69%			2.91%			3.18%
(1)
Interest on certain tax-exempt loans and tax-exempt securities in 2024, 2023 and 2022 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.
(2)
Nonaccrual loans are included in the average balance totals.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2024 change from 2023			2023 change from 2022
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$13,871	$3,902	$9,969	$64,061	$36,533	$27,528
Taxable securities	607	(749)	1,356	5,388	1,186	4,202
Tax-exempt securities	(1,118)	(1,042)	(76)	(1,669)	(1,486)	(183)
Other investments	(536)	(209)	(327)	1,115	168	947
Funds sold and other cash	1,251	705	546	1,792	(12)	1,804
Total interest income	$14,075	$2,607	$11,468	$70,687	$36,389	$34,298

Interest Expense
Time deposits	$9,867	$2,712	$7,155	$16,418	$2,481	$13,937
Brokered time deposits	(5,096)	(5,019)	(77)	4,964	1,653	3,311
Savings deposits	6,245	(161)	6,406	8,547	427	8,120
Demand deposits	7,047	(374)	7,421	20,092	125	19,967
Short term borrowings	5,748	6,880	(1,132)	6,949	2,663	4,286
Long term borrowings	4	(32)	36	659	18	641
Total interest expense	$23,815	$4,006	$19,809	$57,629	$7,367	$50,262

Increase (decrease) in tax equivalent net interest income	$(9,740)	$(1,399)	$(8,341)	$13,058	$29,022	$(15,964)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Noninterest Income

Noninterest income declined slightly to $41.7 million for the year ended December 31, 2024 compared to $41.9 million for the year ended December 31, 2023. The major categories of noninterest income are discussed below.

Service charges on deposit accounts increased to $7.3 million for 2024 compared to $6.3 million in 2023. The increase was primarily due to the Company undertaking a review of all service charges in late 2023 and early 2024 and implementing fee increases across deposit product lines in the second quarter of 2024.

Bank owned life insurance income increased by $217,000 in 2024 to $2.7 million, compared to $2.4 million for the twelve months ended December 31, 2023. The increase was due to an increase of $241,000 from earnings on the policies offset by a decline in death benefits received from the policies.

Trust fees increased to $10.1 million for the twelve months ended December 31, 2024, compared to $9.0 million for the twelve months ended December 31, 2023. The trust business continued to grow in 2024 as the value of assets under management increased.

Insurance agency commissions were $5.5 million in 2024 compared to $5.4 million in 2023. The increase was driven by better income from fixed annuity sales offset by declines in property and casualty commissions.

Retirement plan consulting fees increased to $2.6 million for 2024 compared to $2.5 million for 2023. The Company picked up additional business in 2024 and with the acquisition of Crest in December of 2024, revenue from this business should continue to increase in 2025.

Security losses increased to $2.6 million during the year ended December 31, 2024, from $471,000 for the year ended December 31, 2023. The losses increased in 2024 due to the Company restructuring more securities in order to reinvest the proceeds into securities with a higher yield than those sold.

The net gains on the sale of loans declined by $889,000 from 2023 at $2.5 million to $1.5 million in 2024. The primary reason for this decrease was the sale of nonaccrual commercial loans in 2023 that generated a gain of $915,000. There was no sale of commercial loans in 2024. Gains on the sale of loans continues to be negatively impacted by a lower level of saleable mortgage volume due to the higher interest rate environment and the lack of supply of homes for sale.

Other mortgage banking income declined by $276,000 in 2024 compared to 2023. The decrease was driven by lower servicing income and faster amortization of the mortgage servicing rights.

Debit card fees increased to $7.5 million in 2024 compared to $7.1 million in 2023. The increase was primarily due to higher volumes.

Other operating income increased to $4.7 million for the twelve months ended December 31, 2024, from $4.5 million for the twelve months ended December 31, 2023. This increase was primarily due to decreased losses on the sale of assets offset by higher Small Business Investment Company (“SBIC”) income in 2024 compared to 2023.

Noninterest Expenses

Noninterest expense totaled $106.7 million for the year ended December 31, 2024 compared to $111.8 million for the year ended December 31, 2023. The decline was primarily driven by merger related costs which fell from $5.5 million in 2023 to $92 thousand in 2024.

Salaries and employee benefits increased by $1.6 million to $58.9 million for the year ended December 31, 2024 from $57.4 million for the year ended December 31, 2023. This increase was primarily due to salary increases and greater incentive compensation.

FDIC insurance and state and local taxes decreased to $5.0 million in 2024 from $5.8 million in 2023. The decline was due to lower FDIC expense as the Company had higher capital levels in 2024 resulting in lower expense.

Advertising costs declined to $1.5 million in 2024 from $1.8 million in 2023. This decrease was due to a few marketing campaigns being reduced in 2024.

Intangible amortization expense decreased by $573,000 to $2.9 million for the year ended December 31, 2024 compared to $3.4 million for the year ended December 31, 2023. The decline was primarily driven by the runoff of intangibles from older acquisitions.

Other operating expenses increased by $306,000 to $13.8 million in 2024 compared to $13.5 million in 2023. The increase was spread across several categories of expense.

Income Taxes

Income tax expense increased from $8.8 million for the year ended December 31, 2023, to $9.5 million for the year ended December 31, 2024. The increase was primarily due to a higher effective tax rate and less benefit from low income housing tax credits. Income taxes are computed using the appropriate effective tax rates for each period. The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income. The effective income tax rate was 17.1% in 2024 and 14.9% for 2023. Refer to Note 18 to the consolidated financial statements for additional information regarding the effective tax rate.

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

Interest income on loans increased to $171.8 million for the year ended December 31, 2023, compared to $107.8 million for the year ended December 31, 2022. This increase was due to the average loan balances increasing $797.1 million in 2023 primarily due to the acquisition of Emclaire. The yield on loans increased to 5.46% in 2023 from 4.58% in 2022.

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

Trust fees increased to $9.0 million in 2023 from $8.5 million in 2022. The trust business continued to expand in 2023 as the Company added revenue producers in the new Pennsylvania markets.

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

Other operating income increased by $495,000 to $4.5 million for the twelve months ended December 31, 2023, from $4.0 million for the twelve months ended December 31, 2022. This increase was primarily due to increased non-recurring income associated with recoveries on Emclaire and Cortland loans that were charged off prior to acquisition. This increase was offset by lower SBIC income in 2023 compared to 2022.

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

Years Ended December 31,	2024		2023		2022		2021		2020
Commercial Real Estate	$1,381,573	42.2%	$1,334,600	41.6%	$1,026,822	42.6%	$1,010,674	43.3%	$712,818	34.3%
Commercial	351,533	10.8	347,819	10.9	294,406	12.2	312,532	13.4	401,003	19.3
Residential Real Estate	1,003,678	30.8	986,032	30.8	607,557	25.3	580,242	24.9	523,340	25.2
Consumer	268,533	8.2	267,875	8.4	228,794	9.5	195,343	8.4	208,842	10.0
Agricultural	263,029	8.0	261,801	8.2	247,171	10.3	232,291	10.0	232,041	11.1
Total Loans	$3,268,346	100.0%	$3,198,127	100.0%	$2,404,750	100.0%	$2,331,082	100.0%	$2,078,044	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for loans listed above as of December 31, 2024:

Types of Loans	1 Year or less	1 to 5 Years	5 to 15 Years	Over 15 Years
Commercial	$19,713	$181,984	$97,994	$51,842
Commercial Real Estate	$124,311	$514,111	$630,941	$112,211
Residential Real Estate	$9,782	$48,963	$215,293	$729,639
Consumer	$4,076	$107,972	$132,043	$24,442
Agricultural	$4,105	$36,625	$49,288	$173,011

The amounts of loans as of December 31, 2024, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$99,059	$1,524,346	$1,623,405
Fixed Rates of Interest	62,928	1,582,013	1,644,941
Total Loans	$161,987	$3,106,359	$3,268,346

Total loans were $3.27 billion at December 31, 2024, compared to $3.20 billion at December 31, 2023, an increase of $70.2 million. Loans comprised 66.5% of the Bank’s average earning assets in 2024, compared to 65.3% in 2023.

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

Commercial real estate loans increased to $1.38 billion at December 31, 2024 from $1.33 billion at December 31, 2023. The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate. These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers.

The following tables present the amortized cost basis of the Company's commercial real estate portfolio segment by industry, inclusive of farmland, as of December 31, 2024 and 2023:

(In Thousands of Dollars)	Amortized Cost	% of Commercial Real Estate	% of Total Portfolio	Weighted Average Loan-to-Value	Weighted Average Occupancy
December 31, 2024
Commercial real estate
Retail	$345,354	21.75%	10.57%	53.93%	85.07%
Farmland	206,600	13.01%	6.32%	49.63%	100.00%
Warehouse/Industrial	186,316	11.73%	5.70%	54.26%	72.23%
Office	192,269	12.11%	5.88%	53.70%	74.06%
Multifamily	158,168	9.96%	4.84%	61.16%	85.75%
Medical	147,353	9.28%	4.51%	46.27%	92.60%
Hotel	44,301	2.79%	1.36%	45.24%	79.65%
Special Purpose	85,361	5.37%	2.61%	51.83%	98.53%
Restaurant	50,990	3.21%	1.56%	51.36%	100.00%
Multifamily - Construction	73,857	4.65%	2.26%	53.28%	29.61%
All Other	97,605	6.14%	2.99%	48.05%	94.97%
Total	$1,588,174	100.00%	48.60%

(In Thousands of Dollars)	Amortized Cost	% of Commercial Real Estate	% of Total Portfolio	Weighted Average Loan-to-Value	Weighted Average Occupancy
December 31, 2023
Commercial real estate
Retail	$354,953	23.09%	11.10%	55.16%	85.26%
Farmland	202,726	13.19%	6.34%	51.24%	100.00%
Warehouse/Industrial	166,291	10.82%	5.20%	56.04%	70.99%
Office	175,020	11.38%	5.47%	53.91%	75.04%
Multifamily	153,410	9.98%	4.80%	63.10%	85.79%
Medical	154,890	10.08%	4.84%	51.51%	92.64%
Hotel	49,695	3.23%	1.55%	48.64%	79.59%
Special Purpose	99,152	6.45%	3.10%	55.10%	99.88%
Restaurant	56,460	3.67%	1.77%	53.17%	100.00%
Multifamily - Construction	27,860	1.81%	0.87%	59.02%	22.06%
All Other	96,869	6.30%	3.03%	47.10%	95.30%
Total	$1,537,326	100.00%	48.07%

Residential real estate mortgage loans increased to $1.00 billion at December 31, 2024, from $986.0 million at December 31, 2023. Farmers originated both fixed rate and adjustable rate mortgages during 2024. Fixed rate terms are offered with terms between fifteen and thirty years while adjustable rate products are offered with maturities up to thirty years. The Company sells all fixed rate loans that are secondary market eligible.

Commercial loans at December 31, 2024, totaled $351.5 million compared to $347.8 million at December 31, 2023. The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank. The mix is diverse, covering a wide range of borrowers, business types and local municipalities. The Bank monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Agricultural loans increased from $261.8 million in 2023 to $263.0 million in 2024. The Company’s agricultural loan portfolio contains a diverse mix of dairy, crops, land, poultry and cattle loans.

Consumer loans increased to $268.5 million at December 31, 2024, from $267.9 million at December 31, 2023. The consumer loan portfolio includes indirect auto loans and other consumer loan products.

Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the years 2020 through 2024. During the years 2021-2024, the Company used the CECL methodology while the incurred loss methodology was used in 2020:

Years Ended December 31,	2024	2023	2022	2021	2020
Balance at Beginning of Year	$34,440	$26,978	$29,386	$22,144	$14,487
Charge-Offs:
Commercial Real Estate	(4,619)	(349)	(300)	(70)	(122)
Commercial	(1,742)	(1,272)	(2,042)	(388)	(412)
Residential Real Estate	(155)	(384)	(92)	(297)	(172)
Consumer	(1,471)	(932)	(870)	(912)	(1,347)
Total Charge-Offs	(7,987)	(2,937)	(3,304)	(1,667)	(2,053)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	22	1	3	33	31
Commercial	520	103	75	199	11
Residential Real Estate	177	81	89	162	85
Consumer	447	496	479	411	483
Total Recoveries	1,166	681	646	805	610
Net Charge-Offs	(6,821)	(2,256)	(2,658)	(862)	(1,443)
Impact of CECL adoption	0	0	0	2,160	0
Provision For Credit Losses and Day One Purchase entry	8,244	9,718	250	5,944	9,100
Balance at End of Year	$35,863	$34,440	$26,978	$29,386	$22,144
Ratio of Net Commercial Real Estate Charge-offs To Average Loans Outstanding	0.14%	0.01%	0.01%	0.00%	0.00%
Ratio of Net Commercial Charge-offs To Average Loans Outstanding	0.04%	0.04%	0.08%	0.01%	0.02%
Ratio of Net Residential Real Estate Charge-offs To Average Loans Outstanding	0.00%	0.01%	0.00%	0.01%	0.00%
Ratio of Net Consumer Charge-offs To Average Loans Outstanding	0.03%	0.01%	0.02%	0.02%	0.04%
Allowance for Credit Losses/Total Loans	1.10	1.08	1.12	1.26	1.07

The provision for credit losses, which includes the provision for unfunded commitments, declined to $8.0 million in 2024 compared to $9.2 million in 2023. In 2023, the Company recognized a day one purchase entry for the Emclaire loans of $7.7 million while there was no day one purchase entry recognized in 2024. Offsetting this was an increase in net charge-offs in 2024 of $4.6 million to $6.8 million compared to net charge-offs of $2.3 million in 2023. The increased net charge-off figure in 2024 was driven by a charge-off of $4.4 million for a single commercial credit backed by office space.

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

The Company uses two methodologies to analyze loan pools. The cohort method (“cohort”) and the probability of default/loss given default method (“PD/LGD”). Cohort relies on the creation of cohorts to capture loans that qualify for a particular segment, as of a point in time. Those loans are then tracked over their remaining lives to determine their loss experience. The Company aggregates financial assets on the basis of similar risk characteristics when evaluating loans on a collective basis. Those characteristics include, but are not limited to, internal or external credit score, risk ratings, financial asset, loan type, collateral type, size, effective interest rate, term, or geographical location. The Company uses cohort primarily for consumer loan portfolios.

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

The allowance for credit losses to total loans increased to 1.10% at December 31, 2024, compared to 1.08% at December 31, 2023. Nonperforming loans to total loans increased from 0.47% at December 31, 2023 to 0.70% at December 31, 2024. Nonperforming loans to total loans increased in 2024 primarily due to a single commercial real estate credit totaling $8.8 million moving into nonaccrual status.

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

The allowance for credit losses increased to $35.9 million at December 31, 2024, compared to $34.4 million at December 31, 2023. The increase was primarily driven by growth in the loan portfolio.

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

The following table summarizes the Company’s nonperforming loans and nonperforming assets for the years ending 2020 through 2024:

Nonperforming Assets
December 31,	2024	2023	2022	2021	2020
Nonaccrual loans:
Commercial Real Estate	$10,642	$5,852	$4,057	$3,004	$389
Commercial	3,858	1,802	3,840	7,190	3,789
Residential Real Estate	4,983	3,807	3,438	4,280	5,783
Consumer	600	461	494	682	864
Agricultural	2,120	2,486	2,482	314	680
Total Nonaccrual Loans	$22,203	$14,408	$14,311	$15,470	$11,505
Loans Past Due 90 Days or More	615	655	492	725	2,330
Total Nonperforming Loans	$22,818	$15,063	$14,803	$16,195	$13,835
Repossessed assets	33	166	73	0	0
Total Nonperforming Assets	$22,851	$15,229	$14,876	$16,195	$13,835

Percentage of Nonperforming Loans to Total Loans	0.70%	0.47%	0.62%	0.69%	0.67%
Percentage of Nonperforming Assets to Total Assets	0.45%	0.30%	0.36%	0.39%	0.45%
Loans Delinquent 30-89 days	$13,032	$16,705	$9,605	$8,891	$9,297
Percentage of Loans Delinquent 30-89 days to Total Loans	0.40%	0.52%	0.40%	0.38%	0.45%
Percentage of Nonaccrual Loans to Total Loans	0.68%	0.45%	0.60%	0.66%	0.55%
Percentage of Allowance for Credit Losses to Nonaccrual Loans	161.52%	239.03%	188.51%	189.94%	192.49%

The following table summarizes the Company’s allocation of the allowance for credit losses under CECL for the years 2021 through 2024 and the allowance for loan losses in 2020:

December 31,	2024		2023		2022		2021		2020
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial Real Estate	$19,259	48.6%	$18,150	48.1%	$14,840	50.5%	$15,879	51.0%	$10,775	43.1%
Commercial	4,628	12.4	5,086	12.6	4,186	14.6	4,949	15.7	5,022	21.6
Residential Real Estate	7,271	30.7	6,917	30.8	4,374	25.3	4,870	24.9	3,684	25.2
Consumer	4,705	8.3	4,287	8.5	3,578	9.6	3,688	8.4	2,663	10.0
	$35,863	100.0%	$34,440	100.0%	$26,978	100.0%	$29,386	100.0%	$22,144	100.0%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2024 occurred in the same proportions or that the allocation indicates future charge-off trends. The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios. For the commercial real estate and commercial categories, which represent 42.2% and 10.8% of the total loan portfolio in 2024, respectively, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications. The gross charge-offs in the commercial real estate portfolio, were $4.6 million for 2024, which represented approximately 57.8% of the gross losses for the entire loan portfolio.

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

As of December 31, 2024, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans. As of that date, there were also no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The debt securities available for sale decreased $33.1 million in 2024 to $1.27 billion at December 31, 2024, from $1.30 billion at December 31, 2023. For additional information regarding Farmers’ investment securities see Note 3 to the Consolidated Financial Statements.

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

December 31,	2024	2023
U.S. Treasury securities	$52,606	$53,210
U.S. government sponsored enterprise debt securities	62,501	74,745
Mortgage-backed securities - residential and collateralized mortgage obligations	626,643	594,385
Small Business Administration	2,475	2,917
Obligations of states and political subdivisions	504,880	556,169
Corporate bonds	17,448	18,275
Debt securities available for sale	$1,266,553	$1,299,701
Other investments	14,736	15,114
Total securities	$1,281,289	$1,314,815

A summary of debt securities held at December 31, 2024 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

	December 31, 2024
Type and Maturity Grouping	Fair Value	Weighted Average Yield
U.S. Treasury securities
Maturing within one year	$99	2.18%
Maturing after one year but within five years	35,629	1.04%
Maturing after five years but within ten years	16,878	1.21%
Maturing after ten years	0	0.00%
Total U.S. Treasury securities	$52,606	1.10%

U.S. government sponsored enterprise debt securities
Maturing within one year	$248	3.11%
Maturing after one year but within five years	12,776	1.43%
Maturing after five years but within ten years	48,154	2.71%
Maturing after ten years	1,323	4.37%
Total U.S. government sponsored enterprise debt securities	$62,501	2.47%

Mortgage-backed securities - residential and collateralized mortgage obligations (1)
Maturing within one year	$0	0.00%
Maturing after one year but within five years	6,518	2.45%
Maturing after five years but within ten years	26,785	2.35%
Maturing after ten years	593,340	2.50%
Total mortgage-backed securities	$626,643	2.49%

Small Business Administration
Maturing within one year	$0	0.00%
Maturing after one year but within five years	0	0.00%
Maturing after five years but within ten years	1,846	2.15%
Maturing after ten years	629	1.98%
Total small business administration	$2,475	2.11%

Obligations of states and political subdivisions
Maturing within one year	$867	3.61%
Maturing after one year but within five years	7,604	3.17%
Maturing after five years but within ten years	81,557	3.10%
Maturing after ten years	414,852	2.84%
Total obligations of states and political subdivisions	$504,880	2.89%

Corporate bonds
Maturing within one year	$1,163	9.25%
Maturing after one year but within five years	4,882	6.72%
Maturing after five years but within ten years	11,403	6.49%
Maturing after ten years	0	0.00%
Total corporate bonds	$17,448	6.74%

(1)
Payments based on contractual maturity.

Premises and Equipment

Premises and equipment increased $7.9 million from $44.4 million at December 31, 2023, to $52.3 million at December 31, 2024. This increase was primarily due to the construction of additional office space at the Company's headquarters in Canfield, OH, partially offset by depreciation.

Bank Owned Life Insurance

The Company owns bank owned life insurance policies on the lives of certain members of management. The purpose of this investment is to help offset the costs of employee benefit plans. The cash surrender value of these policies increased to $101.4 million at December 31, 2024, compared to $99.5 million at December 31, 2023. The increase was due to earnings on the policies in 2024 offset slightly by proceeds from a death benefit.

Deposits

Total deposits increased to $4.3 billion at December 31, 2024, from $4.2 billion at December 31, 2023, an increase of $89.4 million. Noninterest bearing deposits declined $61.1 million during 2024 to $965.5 million from $1.03 billion. This decline was primarily due to the migration of noninterest bearing deposits into interest bearing deposits as customers looked to take advantage of the increase in interest rates. Interest-bearing deposits increased $75.5 million to $3.2 billion at December 31, 2024, compared to $3.15 billion at December 31, 2023. The increase was primarily due to the migration of noninterest bearing deposits discussed above. Brokered time deposits increased $75.0 million for the year ended December 31, 2024, due to the Company using brokered time deposits to pay off short-term borrowings.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$981,115	0.00%	$1,065,389	0.00%	$959,294	0.00%
Interest-bearing demand	1,396,193	2.48%	1,415,425	1.95%	1,392,058	0.54%
Money market	659,807	2.43%	602,445	1.62%	389,036	0.14%
Savings	435,663	0.03%	511,116	0.03%	457,382	0.02%
Brokered time deposits	25,389	4.36%	132,895	4.67%	56,965	2.18%
Certificates of deposit	745,945	3.93%	654,717	2.97%	360,687	0.84%
Total	$4,244,112	1.91%	$4,381,987	1.44%	$3,615,422	0.64%

The following table sets forth the maturities of retail certificates of deposit having principal amounts $250,000 or greater at December 31, 2024 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2025	$136,533
June 30, 2025	112,131
September 30, 2025	12,207
December 31, 2025	13,115
After December 31, 2025	11,025
Total retail certificates of deposit with balances $250,000 or greater	$285,011

Uninsured deposits for bank and savings and loan registrants are U.S. federally insured depository institutions as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit account that are classified as deposits and not subject to any federal or state deposit insurance regimes. Deposits in amounts in excess of the FDIC insurance limit were $1.42 billion at December 31, 2024.

Short-Term Borrowings

The Company's short-term borrowings decreased by $50.0 million from $355.0 million at December 31, 2023, to $305.0 million at December 31, 2024. This decrease was due to proceeds from the issuance of brokered time deposits being used to pay down short term borrowings. The Company uses short term borrowings to manage the ongoing fluctuations with loans and deposits, when necessary.

Long-Term Borrowings

Total long-term borrowings decreased $2.5 million to $86.2 million at December 31. 2024, from $88.7 million at December 31, 2023. The decline was primarily due to the Company purchasing $3.0 million of its subordinated debt during 2024 and recording a gain of $444 thousand. See Note 13 within Item 8 of this Annual report on Form 10-K for additional detail.

Stockholders’ Equity

Total stockholders’ equity increased $1.6 million from $404.4 million at December 31, 2023, to $406.0 million at December 31, 2024. The increase was primarily due to net income of $45.9 million offset by an increase in accumulated other comprehensive loss of $20.7 million and dividends paid on common stock of $25.5 million.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2024, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Commitments
12/31/2024
	Note
	Ref.	2025	2026	2027	2028	2029	Thereafter
Deposits without maturity		$3,429,116
Certificates of deposit and brokered time deposits	11	790,004	$21,574	$9,018	$4,098	$6,550	$6,419
Long-term borrowings	13	0	0	0	0	0	90,000
Leases	9	1,393	1,279	1,198	1,214	1,110	5,652

There are also $17.1 million of commitments to various partnership investment funds. The Company invests in these funds, consisting of affordable housing tax credit investments and SBIC funds, in efforts to comply with CRA regulations. The commitments have no predetermined due dates but are expected to be funded sporadically over the next ten years. Note 14 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

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

The Bank’s Asset/Liability Committee (“ALCO”) is responsible for monitoring liquidity guidelines, policies and procedures. ALCO uses a variety of methods to monitor the liquidity position of the Bank including a liquidity analysis that measures potential sources and uses of funds over future time periods. ALCO also performs contingency funding analyses to determine the Bank’s ability to meet potential liquidity needs under stress scenarios that cover varying time horizons ranging from immediate to long-term.

Capital Resources

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC. The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined). Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2024, under the minimum capital requirements associated with the Basel III, Farmers Bank and Farmers are required to have actual and minimum capital ratios, which are detailed in Note 16 of the Consolidated Financial Statements. Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2024 and 2023. At year-end 2024 and 2023, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Farmers maintains an allowance for credit losses. The allowance for credit losses is presented as a reserve against loans on the balance sheet. Credit losses are charged off against the allowance for credit losses, while recoveries of amounts previously charged off are credited to the allowance for credit losses. A provision for credit losses is charged to operations based on management’s periodic evaluation of adequacy of the allowance.

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

For example, compared to the Company’s central scenario that is based on a four-quarter forecasted change in U.S. real GDP of 2.10% from 4Q2024 to 4Q2025, U.S. PCE inflation of 2.50%, and U.S. unemployment of 4.30%, the Company’s relative adverse scenario assumes a four-quarter forecast with a contraction of U.S. real GDP, a PCE inflation between 5.00% and 7.00% and an elevated U.S. unemployment rate between 6.00% and 7.00%. This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•
The impacts of changes in the MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•
Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of December 31, 2024, the Company compared the modeled estimates under its relative adverse scenario for two of the Company’s largest loan pools to its central scenario for the same loan pools. Without considering offsetting or correlated effects in other qualitative components of the Company’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:

•
An increase of approximately $650 thousand for residential real estate loans and lending-related commitments
•
An increase of approximately $1.16 million for commercial real non-owner occupied loans and lending-related commitments

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

Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Company believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended December 31, 2024.

The Company uses two methodologies to analyze loan pools. The cohort method and the PD/LGD method. Cohort relies on the creation of cohorts to capture loans that qualify for a particular segment, as of a point in time. Those loans are then tracked over their remaining lives to determine their loss experience. The Company aggregates financial assets on the basis of similar risk characteristics when evaluating loans on a collective basis. Those characteristics include, but are not limited to, internal or external credit score, risk ratings, financial asset, loan type, collateral type, size, effective interest rate, term, or geographical location. The Company uses cohort primarily for consumer loan portfolios.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At December 31, 2024, on a consolidated basis, Farmers had intangibles of $20.8 million subject to amortization and $167.5 million in goodwill, which was not subject to periodic amortization.

The Company accounts for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at the estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Loans acquired in a business combination transaction are evaluated either individually or in pools of loans with similar characteristics; including consideration of a credit component. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Farmers during 2024 and 2023 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

	2024	2023	ALCO
Changes In Interest Rate (basis points)	Result	Result	Guideline
Net Interest Income Change
+400	-9.0%	-6.2%	-12.5%
+300	-7.0%	-5.0%	-10.0%
+200	-4.7%	-3.4%	-7.5%
+100	-2.5%	-1.9%	-5.0%
-100	2.2%	1.4%	-5.0%
-200	3.9%	2.3%	-10.0%
-300	5.5%	3.1%	-15.0%
-400	6.1%	2.7%	-20.0%
Net Present Value Of Equity Change
+400	-37.2%	-36.4%	-12.5%
+300	-27.3%	-26.8%	-10.0%
+200	-17.7%	-17.3%	-7.5%
+100	-9.0%	-8.7%	-5.0%
-100	5.5%	5.3%	-10.0%
-200	7.1%	7.2%	-15.0%
-300	4.4%	5.1%	-20.0%
-400	1.5%	3.5%	-25.0%

The yield curve has changed dramatically over the past three years. From March 2022 to July 2023, in an intense effort to diffuse inflation, the Federal Open Market Committee raised the discount rate from 0.25% to 5.50%. The committee then held the discount rate at 5.50% until September 2024 when they cut the discount rate by a total of 100 basis points over the last four months of 2024. These rate cuts were an attempt to guide the economy into a “soft landing”, where the still comparatively elevated rate will continue to bring down inflation without harming the job market or the economy.

The above table presents results in the up rate scenarios that exceed internal policy limits for the Economic Value of Equity (“EVE”) for both year end periods. This unprecedented outcome was created by the events occurring over the past four years, namely, the massive influx of liquidity in the form of deposits in 2020 and 2021 from government assistance while interest rates were at their lowest; the deployment of these funds at the prevailing low rates; and now the usage of the deposits as consumers utilize their deposits in an effort to maintain living standards in this highly inflationary economy, which prevents the Company from investing in the higher rates that are now available. With the EVE model moving rates even higher than the current rates, it further exacerbates the differential between market rates and book rates, thereby creating the out of internal policy consequence. To mitigate these results, the Company has prioritized employing strategies to shrink the longer duration investment portfolio and replace the balances with assets having a shorter duration, including loans, in an effort to close the gap between the book and market rates. Any growth in lending will be done in a measured manner given the uncertain economic backdrop that exists today. The Company recognizes the risk that is inherent in growing loans but feels that its historical record of prudent underwriting, its low loan to deposit ratio and its strong credit metrics provide the ability to pursue solid opportunities in the marketplace. In addition, any loan growth will be broad based and will encompass consumer, indirect, 1-4 family, commercial and industrial and commercial real estate, so as not to increase the risk in any one portfolio or sector.

The remaining results of the simulations in the table above indicate that interest rate change results fall within internal limits established by the Company at both December 31, 2024, and December 31, 2023. A report on interest rate risk is presented to the Board of Directors and the ALCO on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

A large amount of interest sensitive assets and liabilities mature within twelve months and the Company monitors this area closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that can impact actual results in comparison to our simulation analysis. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin.

Interest rate sensitivity management provides some degree of protection against net interest income volatility. It is not possible, or necessarily desirable, to attempt to eliminate this risk completely by matching interest sensitive assets and liabilities. Other factors, such as market demand, interest rate outlook, regulatory restraint and strategic planning also have an effect on the desired balance sheet structure.

Item 8. Financial Statements and Supplementary Financial Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Farmers National Banc Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Exchange Act as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024, was effective.

Crowe LLP, the independent registered public accounting firm that audited the 2024 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 is included under the heading “Report of Independent Registered Public Accounting Firm” In Part II, Item 8.

Kevin J. Helmick	Troy Adair
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Farmers National Banc Corp.

Canfield, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans-Qualitative Factors

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

Auditing the qualitative factors within the ACL was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management related to the determination of the qualitative factors used in the calculation.

The primary procedures performed to address the critical audit matter included:

•
Testing the effectiveness of management’s controls addressing:
o
Evaluation of the ACL calculation, including development and reasonableness of the qualitative framework.
o
Evaluation of the appropriateness of the key assumptions and judgments used in the determination of qualitative factors and the relevance and reliability of data used in the qualitative factors.

•
Substantive testing included evaluating the:
o
Appropriateness of the qualitative framework.
o
Reasonableness of the key assumptions and judgments applied in developing the qualitative factors.
o
Relevance and reliability of data used in the qualitative factors.

Crowe LLP

We have served as the Company's auditor since 2022.

Columbus, Ohio

March 6, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Farmers National Banc Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Farmers National Banc Corp. (the Company) for the year ended
December 31, 2022, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

CliftonLarsonAllen LLP

We have served as the Company’s auditor from 2019 through 2022.

Maumee, Ohio

March 9, 2023

CLA (CliftonLarsonAllen LLP) is an independent network member of CLA Global. See CLAglobal.com/disclaimer.

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2024	2023
ASSETS
Cash and due from banks	$20,426	$28,896
Federal funds sold and other	65,312	74,762
TOTAL CASH AND CASH EQUIVALENTS	85,738	103,658

Debt securities available for sale, at fair value (amortized cost $1,510,681 in 2024 and $1,516,841 in 2023)	1,266,553	1,299,701
Other investments	45,405	35,311
Loans held for sale, at fair value	5,005	3,711
Loans	3,268,346	3,198,127
Less allowance for credit losses	35,863	34,440
NET LOANS	3,232,483	3,163,687

Premises and equipment, net	52,274	44,364
Goodwill	167,450	167,446
Other intangibles, net	20,750	22,842
Bank owned life insurance	101,418	99,482
Affordable housing investments	22,000	17,893
Other assets	119,848	120,255
TOTAL ASSETS	$5,118,924	$5,078,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$965,507	$1,026,630
Interest-bearing	3,226,321	3,150,756
Brokered time deposits	74,951	0
TOTAL DEPOSITS	4,266,779	4,177,386

Short-term borrowings	305,000	355,000
Long-term borrowings	86,150	88,663
Other liabilities	54,967	52,886
TOTAL LIABILITIES	4,712,896	4,673,935

Commitments and contingent liabilities (Note 14)

Stockholders' equity
Common Stock, no par value; 50,000,000 shares authorized; 39,321,709 shares issued and 37,585,612 and 37,502,773 shares outstanding, respectively	366,059	365,305
Retained earnings	257,173	236,757
Accumulated other comprehensive (loss)	(193,265)	(172,554)
Treasury stock, at cost; 1,736,097 and 1,818,936 shares, respectively	(23,939)	(25,093)
TOTAL STOCKHOLDERS' EQUITY	406,028	404,415
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,118,924	$5,078,350

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2024	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$185,710	$171,808	$107,790
Taxable securities	26,838	26,231	20,843
Tax exempt securities	10,007	10,834	11,898
Dividends	1,450	1,986	871
Federal funds sold and other interest income	3,727	2,476	684
TOTAL INTEREST AND DIVIDEND INCOME	227,732	213,335	142,086

INTEREST EXPENSE
Deposits	81,169	63,106	13,085
Short-term borrowings	14,105	8,357	1,408
Long-term borrowings	4,090	4,086	3,427
TOTAL INTEREST EXPENSE	99,364	75,549	17,920
NET INTEREST INCOME	128,368	137,786	124,166
Provision for credit losses	8,244	8,718	250
(Credit) provision for unfunded commitments	(278)	435	872
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND UNFUNDED COMMITMENTS	120,402	128,633	123,044

NONINTEREST INCOME
Service charges on deposit accounts	7,311	6,322	4,716
Bank owned life insurance income, including death benefits	2,659	2,442	1,810
Trust fees	10,099	9,047	8,460
Insurance agency commissions	5,472	5,444	4,402
Security (losses), including fair value changes for equity securities	(2,638)	(471)	(454)
Retirement plan consulting fees	2,637	2,467	2,567
Investment commissions	2,007	1,978	2,183
Net gains on sale of loans	1,502	2,391	2,062
Other mortgage banking income, net	435	711	291
Debit card and EFT fees	7,484	7,059	5,814
Legal settlement	0	0	8,375
Other operating income	4,748	4,471	3,976
TOTAL NONINTEREST INCOME	41,716	41,861	44,202

NONINTEREST EXPENSE
Salaries and employee benefits	58,925	57,374	45,013
Occupancy and equipment	15,588	15,434	11,379
FDIC insurance and state and local taxes	5,029	5,848	3,951
Professional fees	4,317	4,351	6,114
Merger related costs	92	5,475	4,070
Advertising	1,503	1,793	1,947
Intangible amortization	2,861	3,434	1,973
Core processing charges	4,622	4,639	3,348
Charitable donation	0	0	6,000
Other operating expenses	13,754	13,448	10,616
TOTAL NONINTEREST EXPENSE	106,691	111,796	94,411
INCOME BEFORE INCOME TAXES	55,427	58,698	72,835

INCOME TAXES	9,478	8,766	12,238
NET INCOME	$45,949	$49,932	$60,597

EARNINGS PER SHARE:
Basic	$1.23	$1.34	$1.79
Diluted	$1.22	$1.33	$1.79
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2024	2023	2022
NET INCOME	$45,949	$49,932	$60,597

Other comprehensive income (loss):
Net unrealized holding (losses) gains on available for sale securities	(29,669)	48,805	(278,620)
Reclassification adjustment for losses realized in income on sales	2,681	498	415
Reclassification adjustment for losses (gains) realized in income on fair value hedge	772	(1,282)	0
Net unrealized holding (losses) gains	(26,216)	48,021	(278,205)
Income tax effect	5,505	(10,084)	58,423
Unrealized holding (losses) gains, net of reclassification and tax	(20,711)	37,937	(219,782)

Change in funded status of post-retirement plan, net of tax	0	(1)	(3)

Other comprehensive (loss) income, net of tax	(20,711)	37,936	(219,785)

TOTAL COMPREHENSIVE INCOME (LOSS)	$25,238	$87,868	$(159,188)

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	(Loss) Income	Stock	Total
Balance December 31, 2021	$306,123	$173,896	$9,295	$(16,882)	$472,432
Net income		60,597			60,597
Other comprehensive loss			(219,785)		(219,785)
Restricted share issuance	(1,816)			1,816	0
Restricted share forfeitures	42			(42)	0
Stock based compensation expense	1,817				1,817
Vesting of Long Term Incentive Plan	(826)			369	(457)
Share forfeitures for taxes				(191)	(191)
Dividends paid at $0.47 per share		(22,118)			(22,118)
Balance December 31, 2022	305,340	212,375	(210,490)	(14,930)	292,295
Net income		49,932			49,932
Other comprehensive income			37,936		37,936
Share issuance as part of a business combination	59,202				59,202
Restricted share issuance	(1,470)			1,482	12
Restricted share forfeitures	49			(46)	3
Stock based compensation expense	2,612				2,612
Vesting of Long Term Incentive Plan	(428)			431	3
Share forfeitures for taxes				(370)	(370)
Treasury share purchases				(11,660)	(11,660)
Dividends paid at $0.65 per share		(25,550)			(25,550)
Balance December 31, 2023	365,305	236,757	(172,554)	(25,093)	404,415
Net income		45,949			45,949
Other comprehensive loss			(20,711)		(20,711)
Restricted share issuance	(1,212)			1,212	0
Restricted share forfeitures	507			(515)	(8)
Stock based compensation expense	2,643				2,643
Vesting of Long Term Incentive Plan	(1,184)			1,184	0
Share forfeitures for taxes				(727)	(727)
Dividends paid at $0.68 per share		(25,533)			(25,533)
Balance December 31, 2024	$366,059	$257,173	$(193,265)	$(23,939)	$406,028

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,949	$49,932	$60,597
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	8,244	8,718	250
(Credit) provision for unfunded commitments	(278)	435	872
Depreciation and amortization	6,401	7,327	4,899
Net amortization of securities	554	925	4,817
Available for sale security losses	2,681	498	415
Realized (gains) losses on equity securities	(43)	(27)	39
(Gain) on debt extinguishment	(444)	0	0
Losses (gains) on premises and equipment sales and disposals, net	490	316	(20)
Stock compensation expense	2,643	2,612	1,817
Earnings on bank owned life insurance	(2,578)	(2,337)	(1,626)
Income recognized from death benefit on bank owned life insurance	(81)	(105)	(184)
Origination of loans held for sale	(74,522)	(64,647)	(102,150)
Proceeds from loans held for sale	74,736	64,910	105,956
Net (gains) on sale of loans	(1,502)	(2,391)	(2,062)
Net change in other assets and liabilities	4,365	(3,238)	7,881
NET CASH FROM OPERATING ACTIVITIES	66,615	62,928	81,501

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	58,947	58,562	78,265
Proceeds from sales of securities available for sale	49,728	85,306	37,190
Purchases of securities available for sale	(105,750)	(650)	(239,240)
Proceeds from sale of equity securities	61	69	72
Purchases of equity securities	(69)	(70)	(78)
Proceeds from maturities and repayments of SBIC funds	2,605	2,030	2,740
Purchases of SBIC funds	(2,175)	(1,870)	(3,067)
Purchases of regulatory stock	(21,270)	(30,288)	(5,833)
Proceeds from redemption of regulatory stock	10,797	36,084	3,142
Loan originations and payments, net	(70,293)	(61,919)	(77,198)
Purchase of portfolio loans	(8,069)	0	0
Proceeds from loans held for sale previously classified as portfolio loans	1,594	6,785	0
Proceeds from BOLI death benefit	730	419	693
Proceeds from land and building sales	331	533	1,399
Additions to premises and equipment	(11,692)	(3,880)	(2,559)
Net cash paid in business combinations	(600)	(13,175)	(1,033)
NET CASH (USED IN) FROM INVESTING ACTIVITIES	(95,125)	77,936	(205,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	89,393	(260,195)	14,533
Net change in short-term borrowings	(50,000)	185,000	95,000
Redemption of subordinated debentures	(2,535)	0	0
Cash dividends paid	(25,388)	(25,396)	(22,004)
Cash paid for withholding taxes on share-based awards	(880)	(622)	(762)
Repurchase of common shares	0	(11,544)	0
NET CASH FROM (USED IN) FINANCING ACTIVITIES	10,590	(112,757)	86,767
NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,920)	28,107	(37,239)

Beginning cash and cash equivalents	103,658	75,551	112,790
Ending cash and cash equivalents	$85,738	$103,658	$75,551

Supplemental cash flow information:
Interest paid	$101,247	$78,520	$16,461

Supplemental noncash disclosures:
Issuance of stock for business combinations	$0	$59,202	$0
Issuance of stock awards	$2,397	$1,913	$2,184
Transfer of loans to loans held for sale	$1,600	$7,510	$0
Lease liabilities assumed from obtaining right-of-use assets	$2,201	$1,289	$1,628

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

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through the Bank. As a national bank, the Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The primary area served by the Bank is the northeastern region of Ohio and the western region of Pennsylvania, through sixty-two (62) locations. The Company provides trust services and retirement consulting services through its Farmers Trust subsidiary and insurance services through the Bank’s Insurance subsidiary. Farmers Trust has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions. The primary purpose of Farmers Investments is to invest in municipal securities. On November 20, 2023 the Captive entity was dissolved. Captive pooled resources with eleven similar insurance subsidiaries of financial institutions to spread a limited amount of risk among the pool members and to provide insurance where not available or economically feasible.

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

Changes in the allowance for credit losses are recorded as credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2024 the Company has not recorded an allowance for credit losses on available-for-sale securities.

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

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The Company’s derivatives are interest-rate swaps for certain commercial loan customers, mortgage banking derivatives and interest rate fair value hedges associated with the state and political subdivision municipal bond portfolio. These are used as part of the Company's asset and liability management strategy to aid in managing its interest rate risk position. The Company uses derivatives for balance sheet hedging purposes.

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer. However, most of the Company’s business activity is with customers located within Northeastern Ohio and Western Pennsylvania. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of an nineteen county area. Loans secured by real estate represent 73.2% of the total portfolio and changes related to the real estate markets are monitored by management.

Allowance for Credit Losses: The Company uses the current expected credit loss model (“CECL”). This methodology for calculating the allowance for credit losses considers the expected loss over the life of the loan. It also considers historical loss rates and other qualitative adjustments, as well as a forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements. The Company uses the cohort (“cohort”) and the probability of default/loss given default (“PD/LGD”) methodologies as described in the Credit Quality Indicators section of the loan footnote. Under ASC 326, if a loan does not share similar risk characteristics with loans in that pool, expected credit losses for that loan are evaluated individually. The Company has established specific thresholds for the loan portfolio that trigger when loans need to be evaluated individually. Including but not limited to commercial loans with an aggregate book balance of $500 thousand or greater, or consumer loans with book balance of $250 thousand or greater in which their payment of contractual principal balance and or interest is in doubt (nonaccrual status). In addition, ASC 326 requires the Company to establish a separate liability for anticipated credit losses for unfunded commitments.

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

The probability of default (“PD”) portion of PD/LGD is defined by the Company as 90 days past due, placed on non-accrual, or partially or wholly, charged-off. Typically, a one-year time period is used to assess PD. PD can be measured and applied using various risk criteria. Risk rating is one common way to apply PD. Loss given default (“LGD”) is to determine the percentage of loss by facility or collateral type. LGD estimates can sometimes be driven, or influenced, by product type, industry or geography. The Company uses PD/LGD primarily for commercial loan portfolios.

A reassessment of the existing acquired loans occurred in 2021. This was to align with the calculation of the ACL being used under the CECL model. To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the originated risk pools. The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the status of the borrower or the quality or value of the underlying collateral. To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not individually considered in the determination of the required allowance for credit losses. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered in the determination of the required level of allowance as a loan individually evaluated.

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

Servicing Rights: When mortgage loans are sold and servicing rights are retained, the servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data to validate the model results and assumptions. The fair value of the mortgage servicing rights as of December 31, 2024 and 2023 was $5.20 million and $5.39 million, respectively.

All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the assets compared to carrying amount. Any impairment is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping. At December 31, 2024 and 2023, there was a valuation allowance totaling $89 thousand and $54 thousand, respectively.

Servicing fee income is recorded when earned for servicing loans based on a contractual percentage of the outstanding principal or a fixed amount per loan. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees, late fees and ancillary fees related to loan servicing are not considered significant for financial reporting.

Foreclosed Assets: Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrow conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. These assets are recorded in other assets on the balance sheets as other real estate owned (“OREO”). Operating costs after acquisition are expensed. The Company had $52 thousand and $92 thousand of OREO recorded at December 31, 2024 and 2023, respectively.

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

Restricted Stock: The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of and owns stock in the Federal Reserve Bank. These stocks are carried at cost, classified as restricted securities included in other investments, and periodically evaluated for impairment based on ultimate recovery of par value. Restricted stock totaled $30.7 million at December 31, 2024 and $20.2 million in 2023. Cash and stock dividends are reported as income.

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

Goodwill and Other Intangible Assets: Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually. The Company has selected September 30 as the date to perform the annual goodwill impairment tests associated with the acquisitions of Farmers Trust, Farmers Insurance and the recent Banking acquisitions. Intangible assets with finite useful lives are amortized over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on the balance sheet. Core deposit intangible assets arising from bank acquisitions are amortized over their estimated useful lives of 7 to 8 years. Non-compete contracts are amortized on a straight-line basis, over the term of the agreements. Customer relationship and trade name intangibles are amortized over a range of 13 to 15 years.

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

Operating Segments: While the chief operating decision maker monitors the revenue streams of the various products and services, operations are managed, and financial performance is primarily aggregated and evaluated in two lines of business, the Bank segment and Farmers Trust segment. The Company discloses segment information in Note 23.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The main new provision requires significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments of this update were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard was adopted by the Company and footnote 23 - Segment Information has been updated per the ASU.

On March 29, 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification (Codification or GAAP). The Concepts Statements are non-authoritative guidance issued by the FASB that provide the objectives, qualitative characteristics and other concepts that govern the development of accounting principles by the FASB. ASU 2024-02 applies to all reporting entities and updates the Codification by eliminating discrete references to the Concepts Statements across a variety of defined terms and Topics within the Codification. The FASB does not expect these updates to have a significant effect on current accounting practice. The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

In accordance with ASC 805, the Company expensed approximately $5.5 million of merger related costs, for the Emclaire acquisition, during 2023, in addition to $2.0 million expensed for the year of 2022. The Company recorded goodwill of $72.9 million as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in Pennsylvania. The merger offered the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as added new customers in the expanded market area. The goodwill was determined not to be deductible for income tax purposes.

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

The fair value of net assets acquired includes fair value adjustments to certain receivables that were considered performing as of the acquisition date. The fair value adjustments were determined using the income method, discounted cash flow approach. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered PCD at the acquisition date and were not subject to the guidance relating to PCD loans. Receivables acquired that were not subject to these requirements had a fair value and gross contractual amounts receivable of $714.4 million and $764.8 million on the date of acquisition.

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

On December 16, 2024, Farmers Trust acquired substantially all of the assets of Crest Retirement Advisors, LLC, for $600 thousand, with an additional $400 thousand in contingent consideration payable over two years. Intangible assets of $770 thousand were recorded along with goodwill of $4 thousand.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2024, and 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). No allowance for credit losses have been recognized for the securities portfolio at December 31, 2024 or 2023.

		Gross	Gross
	Amortized	Unrealized	Unrealized
2024	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$132,292	$0	$(17,185)	$115,107
State and political subdivisions	609,950	1,294	(106,364)	504,880
Corporate bonds	17,849	172	(573)	17,448
Mortgage-backed securities	605,350	34	(112,517)	492,867
Collateralized mortgage obligations	142,525	85	(8,834)	133,776
Small Business Administration	2,715	0	(240)	2,475
Totals	$1,510,681	$1,585	$(245,713)	$1,266,553

		Gross	Gross
	Amortized	Unrealized	Unrealized
2023	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$145,439	$113	$(17,597)	$127,955
State and political subdivisions	644,880	4,792	(93,503)	556,169
Corporate bonds	18,554	187	(466)	18,275
Mortgage-backed securities	624,529	1	(104,144)	520,386
Collateralized mortgage obligations	80,227	331	(6,559)	73,999
Small Business Administration	3,212	0	(295)	2,917
Totals	$1,516,841	$5,424	$(222,564)	$1,299,701

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2024	2023	2022
Proceeds	$49,728	$85,306	$37,190
Gross gains	17	441	6
Gross losses	(2,698)	(939)	(421)

The tax provision (benefit) related to these net realized gains (losses) was $(563) thousand, $(105) thousand, and $(87) thousand, respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations, with or without a call, or prepayment penalties. Securities not due at a single maturity date are shown separately.

Available for sale	December 31, 2024
	Amortized
Maturity	Cost	Fair Value
Within one year	$2,382	$2,377
One to five years	68,001	60,891
Five to ten years	175,756	157,992
Beyond ten years	513,952	416,175
Mortgage-backed Securities, Collateralized Mortgage Obligations and Small Business Administration	750,590	629,118
Totals	$1,510,681	$1,266,553

Securities with a carrying amount of $852.4 million at December 31, 2024 were pledged to secure public deposits and an unused line of credit and securities with a carrying amount of $1.1 billion at December 31, 2023, were pledged to secure public deposits and the term borrowings. Farmers Trust had securities with a carrying amount of $117 thousand in place at both year-ends 2024 and 2023, as a pledge to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any issuer that exceeded 10% of stockholders’ equity, except for the U.S. Government, its agencies and its sponsored entities.

The following table summarizes the investment securities with unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2024 and 2023, aggregated by major security type and length of time in a continuous unrealized loss position.

2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$4,592	$(320)	$110,515	$(16,865)	$115,107	$(17,185)
State and political subdivisions	66,436	(4,946)	400,911	(101,418)	467,347	(106,364)
Corporate bonds	4,303	(146)	8,568	(427)	12,871	(573)
Mortgage-backed securities	30,143	(365)	460,172	(112,152)	490,315	(112,517)
Collateralized mortgage obligations	65,046	(2,210)	51,405	(6,624)	116,451	(8,834)
Small Business Administration	0	0	2,475	(240)	2,475	(240)
Total	$170,520	$(7,987)	$1,034,046	$(237,726)	$1,204,566	$(245,713)

2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government
sponsored entities	$399	$(1)	$122,361	$(17,596)	$122,760	$(17,597)
State and political subdivisions	15,852	(1,684)	428,416	(91,819)	444,268	(93,503)
Corporate bonds	8,463	(284)	3,881	(182)	12,344	(466)
Mortgage-backed securities	5,113	(76)	515,259	(104,068)	520,372	(104,144)
Collateralized mortgage obligations	20,019	(980)	43,808	(5,579)	63,827	(6,559)
Small Business Administration	0	0	2,917	(295)	2,917	(295)
Total	$49,846	$(3,025)	$1,116,642	$(219,539)	$1,166,488	$(222,564)

As of December 31, 2024, the Company’s security portfolio consisted of 946 securities, 842 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. The Company does not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality, and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of December 31, 2024, the Company has not recorded an allowance for credit losses on available for sale (“AFS”) securities.

At December 31, 2023, the Company’s security portfolio consisted of 978 securities, 743 of which were in an unrealized loss position. The majority of unrealized losses on the Company’s securities were related to its holdings of mortgage-backed securities and state and political subdivisions. Furthermore, the treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities. At December 31, 2023 the Company did not consider any of its available for sale ("AFS") securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses that had occurred were a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality, and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. At December 31, 2023, the Company had not recorded an allowance for credit losses on AFS securities.

Equity Securities

The Company also holds equity securities which include $14.5 million in Small Business Investment Company (“SBIC”) partnership investments as well as $277 thousand in local and regional bank holdings and other miscellaneous equity funds at December 31, 2024. At December 31, 2023, the Company held $14.9 million in SBIC investments and $226 thousand in local and regional bank holdings and other miscellaneous equity funds. These investments are held at modified cost and any changes in modified cost are recognized in income in 2024 and 2023.

NOTE 4 – LOANS

Loan balances at year end were as follows:

	2024	2023
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$391,302	$399,273
Non-owner occupied	695,699	712,315
Farmland	206,786	202,950
Other	295,713	224,218
Commercial
Commercial and industrial	349,966	346,354
Agricultural	55,606	58,338
Residential real estate
1-4 family residential	845,081	843,697
Home equity lines of credit	158,014	142,441
Consumer
Indirect	232,822	226,815
Direct	19,143	23,805
Other	7,989	9,164
Total originated loans	$3,258,121	$3,189,370
Net deferred loan costs	10,225	8,757
Allowance for credit losses	(35,863)	(34,440)
Net loans	$3,232,483	$3,163,687

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for years ended December 31, 2024, 2023 and 2022:

December 31, 2024	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
(In Thousands of Dollars)
Allowance for credit losses
Beginning balance	$18,150	$5,087	$6,916	$4,287	$34,440
Provision for credit losses	5,706	763	333	1,442	8,244
Loans charged off	(4,619)	(1,742)	(155)	(1,471)	(7,987)
Recoveries	22	520	177	447	1,166
Total ending allowance balance	$19,259	$4,628	$7,271	$4,705	$35,863

December 31, 2023	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
(In Thousands of Dollars)
Allowance for credit losses
Beginning balance	$14,840	$4,186	$4,374	$3,578	$26,978
PCD ACL on loans acquired	850	138	11	0	999
Provision for credit losses	2,808	1,931	2,834	1,145	8,718
Loans charged off	(349)	(1,272)	(384)	(932)	(2,937)
Recoveries	1	104	81	496	682
Total ending allowance balance	$18,150	$5,087	$6,916	$4,287	$34,440

December 31, 2022	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$15,879	$4,949	$4,870	$3,688	$29,386
Provision for credit losses	(742)	1,204	(493)	281	250
Loans charged off	(300)	(2,042)	(92)	(870)	(3,304)
Recoveries	3	75	89	479	646
Total ending allowance balance	$14,840	$4,186	$4,374	$3,578	$26,978

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to December 31, 2024. As of December 31, 2024, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, with a stable trend in unemployment, and a level trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from December 31, 2023 to December 31, 2024 is largely attributed to an increase in the specific reserve related to the individual evaluation of a commercial real estate non-owner occupied loan, adjustments made to the Portfolio Composition and Growth qualitative factor and increased loan balances. These factors were partially offset by the reduction of the specific reserve related to a loan settlement, reduction of specific reserve related to payoff of another individually evaluated relationship, and improved loss rates for certain loan pools under the PD/LGD methodology.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2024 and December 31, 2023:

(In Thousands of Dollars)	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
December 31, 2024
Commercial real estate
Owner occupied	$0	$937	$0
Non-owner occupied	0	8,105	0
Farmland	1,757	3	0
Other	0	0	525
Commercial
Commercial and industrial	145	3,713	0
Agricultural	177	183	0
Residential real estate
1-4 family residential	513	3,967	90
Home equity lines of credit	94	409	0
Consumer
Indirect	37	463	0
Direct	66	34	0
Other	0	0	0
Total loans	$2,789	$17,814	$615

(In Thousands of Dollars)	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
December 31, 2023
Commercial real estate
Owner occupied	$1,804	$830	$0
Non-owner occupied	19	1,491	0
Farmland	1,957	9	0
Other	0	80	0
Commercial
Commercial and industrial	394	1,408	0
Agricultural	203	317	0
Residential real estate
1-4 family residential	348	3,009	460
Home equity lines of credit	240	210	69
Consumer
Indirect	22	300	125
Direct	65	69	1
Other	0	5	0
Total loans	$5,052	$7,728	$655

The above table for the period ending December 31, 2024 does not include a $1.52 million owner occupied commercial real estate loan and a $77 thousand commercial & industrial loan that are held-for-sale and in nonaccrual status. The above table for the period ending December 31, 2023 does not include a $1.63 million non-owner occupied commercial real estate loan that is held-for-sale and in nonaccrual status.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024 and December 31, 2023:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2024
Commercial real estate
Owner occupied	$0	$0	$0	$0
Non-owner occupied	8,119	0	0	0
Farmland	1,757	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	0	2,591	0	0
Agricultural	0	177	0	0
Residential real estate
1-4 family residential	3,573	0	0	0
Home equity lines of credit	264	0	0	0
Consumer
Indirect	0	0	70	0
Direct	0	0	9	66
Other	0	0	0	0
Total loans	$13,713	$2,768	$79	$66

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2023
Commercial real estate
Owner occupied	$1,804	$0	$0	$0
Non-owner occupied	1,335	0	0	0
Farmland	1,957	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	94	867	0	0
Agricultural	0	203	0	0
Residential real estate
1-4 family residential	3,352	0	0	0
Home equity lines of credit	294	0	0	0
Consumer
Indirect	0	0	53	0
Direct	0	0	19	66
Other	0	0	0	0
Total loans	$8,836	$1,070	$72	$66

The following tables present the aging of the amortized cost basis in past due loans as of December 31, 2024 and 2023 by class of loans:

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$95	$446	$937	$1,478	$389,630	$391,108
Non-owner occupied	15	52	8,105	8,172	687,112	695,284
Farmland	53	0	1,760	1,813	204,787	206,600
Other	0	113	525	638	294,543	295,181
Commercial
Commercial and industrial	941	324	3,858	5,123	346,410	351,533
Agricultural	284	26	360	670	55,759	56,429
Residential real estate
1-4 family residential	6,688	1,943	4,570	13,201	832,338	845,539
Home equity lines of credit	104	0	503	607	157,532	158,139
Consumer
Indirect	1,385	473	500	2,358	238,997	241,355
Direct	59	30	100	189	18,996	19,185
Other	0	1	0	1	7,992	7,993
Total loans	$9,624	$3,408	$21,218	$34,250	$3,234,096	$3,268,346

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Past Due	Loans Not Past Due	Total
Commercial real estate
Owner occupied	$302	$293	$2,634	$3,229	$395,799	$399,028
Non-owner occupied	90	0	1,510	1,600	710,195	711,795
Farmland	365	0	1,966	2,331	200,395	202,726
Other	0	0	80	80	223,697	223,777
Commercial
Commercial and industrial	540	199	1,802	2,541	345,278	347,819
Agricultural	292	40	520	852	58,223	59,075
Residential real estate
1-4 family residential	6,819	4,488	3,817	15,124	828,437	843,561
Home equity lines of credit	729	34	519	1,282	141,189	142,471
Consumer
Indirect	2,045	289	447	2,781	232,105	234,886
Direct	153	23	135	311	23,514	23,825
Other	4	0	5	9	9,155	9,164
Total loans:	$11,339	$5,366	$13,435	$30,140	$3,167,987	$3,198,127

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

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2024 and December 31, 2023, by class and type of modification at December 31, 2024 and 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

December 31, 2024	Amortized Cost
(In Thousands of Dollars)	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Residential real estate
Home equity lines of credit	$0	$29	$19	$48	0.03%
Total modifications to borrowers experiencing financial difficulty	$0	$29	$19	$48	0.00%

December 31, 2023	Amortized Cost
(In Thousands of Dollars)	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Residential real estate
1-4 family residential	$48	$30	$132	$210	0.03%
Total modifications to borrowers experiencing financial difficulty	$48	$30	$132	$210	0.01%

As of December 31, 2024, the Company had no commitments to lend any additional funds to the borrowers included in the previous tables.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified in the twelve months ended December 31, 2024 and December 31, 2023:

December 31, 2024	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Accrual restructured loans
Residential real estate
Home equity lines of credit	$0	$19	$0
Total accruing restructured loans	$0	$19	$0

Nonaccrual restructured loans
Residential real estate
Home equity lines of credit	$0	$0	$29
Total nonaccrual restructured loans	$0	$0	$29
Total restructured loans	$0	$19	$29

December 31, 2023	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Accrual restructured loans
Residential real estate
1-4 family residential	$132	$30	$0
Total accruing restructured loans	$132	$30	$0

Nonaccrual restructured loans
Residential real estate
1-4 family residential	$48	$0	$0
Total nonaccrual restructured loans	$48	$0	$0
Total restructured loans	$180	$30	$0

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024 and December 31, 2023:

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average Years Added to the Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to the Life
December 31, 2024		From	To
Residential real estate
Home equity lines of credit		10.45%	5.91%	10

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average Years Added to the Life	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to the Life
December 31, 2023		From	To
Residential real estate
1-4 family residential		4.77%	3.38%	6.3

The following table presents the amortized cost basis of loans that had a payment default during the year ended December 31, 2024 and December 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For purposes of this disclosure a default occurs when within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms:

December 31, 2024	Amortized Cost
(In Thousands of Dollars)	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction
Residential real estate
Home equity lines of credit	0	29	19
Total modifications to borrowers experiencing financial difficulty	$0	$29	$19

December 31, 2023	Amortized Cost
(In Thousands of Dollars)	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction
Residential real estate
1-4 family residential	$0	$30	$0
Total modifications to borrowers experiencing financial difficulty	$0	$30	$0

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance of credit losses is adjusted by the same amount.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships. For relationships over $3 million management, monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt. Management also affirms the risk ratings for the loans and leases in their respective portfolios on an annual basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2024	Pass	Special Mention	Sub standard	Doubtful	Total
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$383,556	$4,865	$2,687	$0	$391,108
Non-owner occupied	642,542	18,127	33,781	834	695,284
Farmland	204,348	0	2,252	0	206,600
Other	285,119	10,030	32	0	295,181
Commercial
Commercial and industrial	340,580	462	10,491	0	351,533
Agricultural	56,005	61	363	0	56,429
Total loans	$1,912,150	$33,545	$49,606	$834	$1,996,135

December 31, 2023	Pass	Special Mention	Sub standard	Total

Commercial real estate
Owner occupied	$386,015	$9,628	$3,385	$399,028
Non-owner occupied	648,063	27,938	35,794	711,795
Farmland	200,240	0	2,486	202,726
Other	215,459	0	8,318	223,777
Commercial
Commercial and industrial	334,764	646	12,409	347,819
Agricultural	58,506	17	552	59,075
Total loans	$1,843,047	$38,229	$62,944	$1,944,220

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, consumer and indirect loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The above table for the period ending December 31, 2024 does not include a $1.52 million owner occupied commercial real estate loan and a $77 thousand commercial & industrial loan that are held-for-sale and risk-rated substandard. The above table for the period ending December 31, 2023 does not include a $1.63 million non-owner occupied commercial real estate loan that is held-for-sale and risk-rated substandard. In the 1-4 family residential real estate portfolio at December 31, 2024, other real estate owned and foreclosure properties were $52 thousand and $631 thousand, respectively. In the 1-4 family residential real estate portfolio at December 31, 2023, other real estate owned and foreclosure properties were $92 thousand and $207 thousand, respectively.

The following table presents the amortized cost in residential, consumer and indirect auto loans based on payment activity. Nonperforming loans are loans past due 90 days and still accruing interest and nonaccrual loans.

	Residential Real Estate		Consumer
December 31, 2024	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other
(In Thousands of Dollars)
Performing	$840,969	$157,636	$240,855	$19,085	$7,993
Nonperforming	4,570	503	500	100	0
Total loans	$845,539	$158,139	$241,355	$19,185	$7,993

	Residential Real Estate		Consumer
December 31, 2023	1-4 Family Residential	Home Equity Lines of Credit	Indirect	Direct	Other

Performing	$839,744	$141,952	$234,439	$23,690	$9,159
Nonperforming	3,817	519	447	135	5
Total loans	$843,561	$142,471	$234,886	$23,825	$9,164

The following tables present total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$45,588	$56,389	$46,323	$60,179	$45,428	$127,665	$1,984	$383,556
Special mention	0	3,228	0	1,118	0	519	0	4,865
Substandard	0	0	659	0	0	1,962	66	2,687
Total commercial real estate - Owner occupied loans	$45,588	$59,617	$46,982	$61,297	$45,428	$130,146	$2,050	$391,108

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$72	$0	$21	$0	$0	$93

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$61,974	$44,323	$125,547	$78,933	$71,322	$251,465	$8,978	$642,542
Special mention	0	0	6,284	313	1,356	10,024	150	18,127
Substandard	7,065	407	0	11,249	7,129	7,931	0	33,781
Doubtful	0	0	0	834	0	0	0	834
Total commercial real estate - Non-owner occupied loans	$69,039	$44,730	$131,831	$91,329	$79,807	$269,420	$9,128	$695,284

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$4,380	$146	$0	$0	$4,526

Commercial real estate - Farmland:
Risk Rating
Pass	$19,832	$20,803	$39,126	$18,734	$31,620	$71,162	$3,071	$204,348
Substandard	0	0	0	317	0	1,935	0	2,252
Total commercial real estate - Farmland loans	$19,832	$20,803	$39,126	$19,051	$31,620	$73,097	$3,071	$206,600

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Other:
Risk Rating
Pass	$40,993	$108,346	$65,724	$39,091	$8,493	$21,744	$728	$285,119
Special mention	0	990	7,480	112	0	1,448	0	10,030
Substandard	0	0	0	0	0	32	0	32
Total commercial real estate - Other loans	$40,993	$109,336	$73,204	$39,203	$8,493	$23,224	$728	$295,181

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$84,491	$72,388	$55,279	$26,780	$10,744	$20,223	$70,675	$340,580
Special mention	0	0	0	167	165	46	84	462
Substandard	31	118	5,653	282	244	1,682	2,481	10,491
Total commercial - Commercial and industrial loans	$84,522	$72,506	$60,932	$27,229	$11,153	$21,951	$73,240	$351,533

Commercial - Commercial and industrial: Current period gross write-offs	$48	$273	$389	$125	$228	$257	$313	$1,633

Commercial - Agricultural:
Risk Rating
Pass	$9,085	$11,703	$13,160	$5,481	$1,768	$850	$13,958	$56,005
Special mention	0	0	0	0	0	0	61	61
Substandard	0	0	35	29	162	137	0	363
Total commercial - Agricultural loans	$9,085	$11,703	$13,195	$5,510	$1,930	$987	$14,019	$56,429

Commercial - Agricultural: Current period gross write-offs	$0	$1	$49	$13	$29	$17	$0	$109

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$79,820	$69,319	$157,403	$153,569	$119,770	$257,827	$3,261	$840,969
Nonperforming	0	0	473	278	1,626	2,193	0	4,570
Total residential real estate - 1-4 family residential loans	$79,820	$69,319	$157,876	$153,847	$121,396	$260,020	$3,261	$845,539

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$37	$0	$118	$0	$155

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$119	$153	$127	$68	$4,118	$153,051	$157,636
Nonperforming	0	0	29	0	0	376	98	503
Total residential real estate - Home equity lines of credit loans	$0	$119	$182	$127	$68	$4,494	$153,149	$158,139

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$78,306	$55,525	$49,548	$23,331	$14,183	$19,962	$0	$240,855
Nonperforming	0	57	233	97	62	51	0	500
Total consumer - Indirect loans	$78,306	$55,582	$49,781	$23,428	$14,245	$20,013	$0	$241,355

Consumer - Indirect: Current period gross write-offs	$10	$100	$206	$192	$174	$430	$0	$1,112

Consumer - Direct:
Payment Performance
Performing	$2,735	$2,319	$2,406	$1,075	$792	$9,432	$326	$19,085
Nonperforming	0	0	6	15	66	13	0	100
Total consumer - Direct loans	$2,735	$2,319	$2,412	$1,090	$858	$9,445	$326	$19,185

Consumer - Direct: Current period gross write-offs	$0	$7	$38	$6	$5	$120	$0	$176

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$60	$0	$409	$7,524	$7,993
Nonperforming	0	0	0	0	0	0	0	0
Total consumer - Other loans	$0	$0	$0	$60	$0	$409	$7,524	$7,993

Consumer - Other: Current period gross write-offs	$0	$0	$1	$0	$0	$182	$0	$183

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$57,983	$58,178	$66,205	$42,023	$48,849	$109,831	$2,946	$386,015
Special mention	0	293	0	8,779	0	556	0	9,628
Substandard	0	0	0	10	490	2,701	184	3,385
Total commercial real estate - Owner occupied loans	$57,983	$58,471	$66,205	$50,812	$49,339	$113,088	$3,130	$399,028

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$1	$0	$0	$1

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$49,177	$135,433	$88,188	$77,713	$81,079	$205,729	$10,744	$648,063
Special mention	0	0	12,156	0	6,565	9,217	0	27,938
Substandard	0	0	3,972	10,037	3,492	17,794	499	35,794
Total commercial real estate - Non-owner occupied loans	$49,177	$135,433	$104,316	$87,750	$91,136	$232,740	$11,243	$711,795

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$0	$144	$201	$0	$345

Commercial real estate - Farmland:
Risk Rating
Pass	$22,576	$40,101	$20,890	$34,036	$18,634	$59,900	$4,103	$200,240
Substandard	0	0	330	0	26	2,130	0	2,486
Total commercial real estate - Farmland loans	$22,576	$40,101	$21,220	$34,036	$18,660	$62,030	$4,103	$202,726

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$3	$0	$3

Commercial real estate - Other:
Risk Rating
Pass	$68,911	$56,753	$47,895	$9,063	$8,516	$23,269	$1,052	$215,459
Substandard	0	0	0	8,186	0	132	0	8,318
Total commercial real estate - Other loans	$68,911	$56,753	$47,895	$17,249	$8,516	$23,401	$1,052	$223,777

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$90,807	$85,255	$40,444	$21,794	$9,736	$23,030	$63,698	$334,764
Special mention	0	141	355	21	0	0	129	646
Substandard	195	3,551	980	404	1,077	699	5,503	12,409
Total commercial - Commercial and industrial loans	$91,002	$88,947	$41,779	$22,219	$10,813	$23,729	$69,330	$347,819

Commercial - Commercial and industrial: Current period gross write-offs	$0	$178	$579	$11	$16	$394	$0	$1,178

Commercial - Agricultural:
Risk Rating
Pass	$13,738	$17,368	$8,917	$3,584	$1,386	$1,133	$12,380	$58,506
Special mention	0	0	0	0	0	0	17	17
Substandard	0	33	118	225	24	152	0	552
Total commercial - Agricultural loans	$13,738	$17,401	$9,035	$3,809	$1,410	$1,285	$12,397	$59,075

Commercial - Agricultural: Current period gross write-offs	$0	$15	$70	$3	$0	$6	$0	$94

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$63,365	$171,862	$164,469	$132,989	$49,380	$254,027	$3,652	$839,744
Nonperforming	37	58	312	1,645	115	1,650	0	3,817
Total residential real estate - 1-4 family residential loans	$63,402	$171,920	$164,781	$134,634	$49,495	$255,677	$3,652	$843,561

Residential real estate - 1-4 family residential: Current period gross write-offs	$52	$0	$49	$130	$0	$129	$0	$360

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$19	$14	$111	$51	$3,302	$138,455	$141,952
Nonperforming	0	26	13	15	0	465	0	519
Total residential real estate - Home equity lines of credit loans	$0	$45	$27	$126	$51	$3,767	$138,455	$142,471

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$8	$0	$16	$0	$24

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$74,425	$71,705	$32,528	$21,163	$11,395	$23,223	$0	$234,439
Nonperforming	54	108	138	85	26	36	0	447
Total consumer - Indirect loans	$74,479	$71,813	$32,666	$21,248	$11,421	$23,259	$0	$234,886

Consumer - Indirect: Current period gross write-offs	$33	$138	$71	$35	$23	$232	$0	$532

Consumer - Direct:
Payment Performance
Performing	$3,552	$3,812	$2,203	$1,352	$974	$11,431	$366	$23,690
Nonperforming	0	17	0	65	0	53	0	135
Total consumer - Direct loans	$3,552	$3,829	$2,203	$1,417	$974	$11,484	$366	$23,825

Consumer - Direct: Current period gross write-offs	$11	$38	$22	$51	$9	$100	$0	$231

Consumer - Other:
Payment Performance
Performing	$0	$0	$60	$103	$82	$278	$8,636	$9,159
Nonperforming	0	0	0	0	0	5	0	5
Total consumer - Other loans	$0	$0	$60	$103	$82	$283	$8,636	$9,164

Consumer - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$20	$149	$169

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At December 31, 2024, the Company had $692 million in unfunded commitments and set aside $1.56 million in anticipated credit losses. At December 31, 2023, the Company had $753 million in unfunded commitments and set aside $1.84 million in anticipated credit losses. The $61 million decrease in unfunded commitments and $278 thousand decrease in the reserve for anticipated credit losses is attributed to existing construction loan projects progressing with advances being made. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $35.9 million at December 31, 2024 and $34.4 million at December 31, 2023. The $1.4 million increase is attributed to an increase to the specific reserve related to a non-owner occupied commercial real estate relationship, updates to the Company's delay periods that impacted the loss ratios of certain loan pools under the Cohort methodology, and increased Portfolio Composition and Growth qualitative factors due to increasing loan balances. These factors were partially offset by the reduction of the specific reserve related to a loan settlement, reduction of the specific reserve related to a payoff of another individually evaluated relationship, and improved loss rates for certain loan pools under the PD/LGD methodology.

Purchased Loans

As a result of the Emclaire merger, the Company acquired $740.7 million in loans.

2023
Par value of acquired loans at acquisition	$797,616
Net purchase discount	(55,958)
Allowance for credit losses of PCD loans	(999)
Purchase price of loans at acquisition	$740,659

Under ASC Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated ("PCD"). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2024, the Company has not acquired any additional PCD loans. The outstanding balance at December 31, 2024 and 2023 and related allowance on PCD loans is as follows (in thousands):

	2024		2023
December 31, 2024	Loan Balance	ACL Balance	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$333	$11	$430	$19
Non-owner Occupied	26,890	420	30,653	914
Farmland	3	0	9	0
Commercial
Commercial and industrial	1,561	115	2,229	158
Agricultural	117	8	149	9
Residential real estate
1-4 family residential	1,264	7	1,211	7
Home equity lines of credit	3	0	3	0
Total	$30,171	$561	$34,684	$1,107

NOTE 5 – Revenue from Contracts with Customers

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the years ended December 31, 2024, 2023 and 2022.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2024
Service charges on deposit accounts	$0	$7,311	$7,311
Debit card and EFT fees	0	7,484	7,484
Trust fees	10,099	0	10,099
Insurance agency commissions	0	5,472	5,472
Retirement plan consulting fees	2,637	0	2,637
Investment commissions	0	2,007	2,007
Other (outside the scope of ASC 606)	0	6,706	6,706
Total noninterest income	$12,736	$28,980	$41,716

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2023
Service charges on deposit accounts	$0	$6,322	$6,322
Debit card and EFT fees	0	7,059	7,059
Trust fees	9,047	0	9,047
Insurance agency commissions	0	5,444	5,444
Retirement plan consulting fees	2,467	0	2,467
Investment commissions	0	1,978	1,978
Other (outside the scope of ASC 606)	0	9,544	9,544
Total noninterest income	$11,514	$30,347	$41,861

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2022
Service charges on deposit accounts	$0	$4,716	$4,716
Debit card and EFT fees	0	5,814	5,814
Trust fees	8,460	0	8,460
Insurance agency commissions	0	4,402	4,402
Retirement plan consulting fees	2,567	0	2,567
Investment commissions	0	2,183	2,183
Other (outside the scope of ASC 606)	8,375	7,685	16,060
Total noninterest income	$19,402	$24,800	$44,202

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

Retirement Plan Consulting Fees – Revenue is recognized based on the level of work performed for the client. Any payments that are received for work to be performed in the future are recorded on a deferred revenue account, and recorded into income when the fees are earned.

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

NOTE 6 – LOAN SERVICING

The Company has retained servicing rights to mortgage loans sold to both the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Bank (FHLB) of Pittsburgh. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end are as follows:

	2024	2023
Mortgage loan portfolios serviced for:
FHLMC	$554,779	$544,140
FHLB Pittsburgh	26,063	28,405
Ending balance	$580,842	$572,545

Custodial escrow balances maintained in connection with serviced loans were $5.3 million at December 31, 2024 and $4.8 million at December 31, 2023.

Mortgage servicing rights are recorded on the balance sheets as other assets. Activity for mortgage servicing rights for years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Servicing rights:
Beginning balance	$3,452	$3,331	$3,403
Additions	644	588	960
Acquired in merger	0	305	0
Amortization to expense	(968)	(735)	(1,015)
Total servicing rights before valuation allowance	$3,128	$3,489	$3,348
Change in valuation allowance	(35)	(37)	(17)
Ending balance	$3,093	$3,452	$3,331

Fair value at year end 2024 was determined using discount rates ranging from 9% to 11% and prepayment speeds ranging from 100 PSA to 870 PSA (Public Securities Association Standard Prepayment Model), depending on the stratification of the specific mortgage servicing right. Fair value at year end 2023 was determined using discount rates ranging from 9% to 11% and prepayment speeds ranging from 100 PSA to 418 PSA, depending on the stratification of the specific mortgage servicing right.

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

At December 31, 2024, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

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

Collateral Dependent Loans

Fair value estimates of collateral dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated costs to sell. Loans carried at fair value generally received individual allocations of the allowance for credit losses in 2024 and 2023. For collateral dependent loans, fair value is commonly based on recent real estate appraisals or in quoted sales price in certain instances. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Adjustments to a quoted price are routinely made to factor in data that affect the marketability of the collateral. Such adjustments, in both instances, are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. These loans are evaluated on a quarterly basis and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2024 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$115,107	$0	115,107	$0
State and political subdivisions	504,880	0	504,880	0
Corporate bonds	17,448	0	16,039	1,409
Mortgage-backed securities	492,867	0	492,867	0
Collateralized mortgage obligations	133,776	0	133,776	0
Small Business Administration	2,475	0	2,475	0
Total investment securities	$1,266,553	$0	$1,265,144	$1,409
Equity securities	$277	$277	$0	$0
Loans held for sale	5,005	0	5,005	0
Interest rate swaps	3,766	0	3,766	0
Interest rate lock commitments	19	0	19	0
Mortgage banking derivative	17	0	17	0
Financial Liabilities
Interest rate swaps	$3,766	$0	$3,766	$0
Fair value hedge derivative	168	0	168	0

	Fair Value Measurements at December 31, 2023 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$127,955	$0	127,955	$0
State and political subdivisions	556,169	0	556,169	0
Corporate bonds	18,275	0	16,935	1,340
Mortgage-backed securities	520,386	0	520,386	0
Collateralized mortgage obligations	73,999	0	73,999	0
Small Business Administration	2,917	0	2,917	0
Total investment securities	$1,299,701	$0	$1,298,361	$1,340
Equity securities	$226	$226	$0	$0
Loans held for sale	3,711	0	3,711	0
Interest rate swaps	4,191	0	4,191	0
Interest rate lock commitments	109	0	109	0
Financial Liabilities
Interest rate swaps	$4,191	$0	$4,191	$0
Fair value hedge derivative	836	0	836	0
Mortgage banking derivative	14	0	14	0

There were no significant transfers between Level 1 and Level 2 during 2024 or 2023.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Investment Securities Available-for-sale (Level 3)
	2024	2023	2022
Beginning Balance	$1,340	$1	$3
Transfers between levels	0	0	0
Acquired and/or purchased	0	1,600	0
Discount accretion (premium amortization)	54	48	0
Repayments, calls and maturities	15	(401)	(2)
Changes to unrealized gains (losses)	0	92	0
Ending Balance	$1,409	$1,340	$1

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2024 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial real estate
Non-Owner occupied	$7,286	$0	$0	$7,286
Commercial and industrial	2,418	0	0	2,418
1–4 family residential	1,132	0	0	1,132
Mortgage servicing rights	403	0	403	0

	Fair Value Measurements
	at December 31, 2023 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Individually Evaluated loans
Commercial real estate
Non-Owner occupied	$838	$0	$0	$838
Commercial and industrial	267	0	0	267
1–4 family residential	1547	0	0	1547

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2024 and 2023:

December 31, 2024	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Individually Evaluated
Commercial real estate	$7,286	Income approach	Adjustment for difference between cap rates of comparable sales	(56.03%) - 69.02% (40.71%)
Commercial	2,418	Quoted price for collateral	Offer price	6.67%
Residential	1,132	Sales comparison	Adjustment for differences between comparable sales	(8.91%) - 6.22% (7.16%)

December 31, 2023	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range Weighted Average
Individually Evaluated
Commercial real estate	$838	Income approach	Adjustment for difference between cap rates of comparable sales	(49.65%) - 46.77% (16.63%)
Commercial	267	Quoted price for collateral	Offer price	64.38%
Residential	1,547	Sales comparison	Adjustment for differences between comparable sales	(5.39%) - (2.11%) (2.67%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not previously presented, at December 31, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements at December 31, 2024 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$85,738	$20,426	$65,312	$0	$85,738
Regulatory stock	30,669	n/a	n/a	n/a	n/a
Loans, net	3,232,483	0	0	3,082,292	3,082,292
Financial liabilities
Deposits	4,266,779	3,429,116	835,967	0	4,265,083
Short-term borrowings	305,000	0	305,000	0	305,000
Long-term borrowings	86,150	0	78,721	0	78,721

		Fair Value Measurements at December 31, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$103,658	$28,896	$74,762	$0	$103,658
Regulatory stock	20,197	n/a	n/a	n/a	n/a
Loans, net	3,163,687	0	0	3,015,732	3,015,732
Financial liabilities
Deposits	4,177,386	3,452,104	719,497	0	4,171,601
Short-term borrowings	355,000	0	355,000	0	355,000
Long-term borrowings	88,663	0	70,893	0	70,893

NOTE 8 – PREMISES AND EQUIPMENT

Year-end premises and equipment owned and utilized in the operations of the Company were as follows:

	2024	2023
Land	$9,514	$10,134
Buildings	49,479	40,291
Furniture, fixtures and equipment	21,657	20,281
Leasehold Improvements	4,163	3,440
	84,813	74,146
Less accumulated depreciation	(32,539)	(29,782)
Net book value	$52,274	$44,364

Depreciation expense was $3.1 million for year ended December 31, 2024, $3.4 million for the year ended December 31, 2023 and $2.5 million for the year ended December 31, 2022.

NOTE 9 – LEASES

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers and copiers. The leases have remaining lease terms of up to 16.6 years, some of which include options to extend the lease for up to 15 years, while other leases have the option to terminate in March of 2025. The Beachwood branch lease located at 24755 Chagrin Blvd. was terminated effective January, 31 2025, and the Branch was moved into a new location at 22835 Chagrin Blvd on February 3, 2025. This new lease location was effective in December of 2024, with an initial right of use asset and lease liability recorded of $971 thousand.

The right of use asset and lease liability were $9.7 million and $9.9 million as of December 31, 2024, respectively, and $8.8 million and $9.0 million as of December 31, 2023, respectively. The right of use asset is included in other assets and the lease liability is included in other liabilities on the balance sheet.

Lease expense for the years ended December 31, 2024, 2023 and 2022 was $1.4 million, $1.2 million and $1.0 million, respectively. The weighted-average remaining lease term for all leases was 9.97 and 10.97 years as of December 31, 2024 and 2023. The weighted-average discount rate was 3.33% and 2.99% for all leases as of December 31, 2024 and 2023.

On January 1, 2023, the Company performed a valuation of Emclaire’s leases to determine an initial right of use asset (ROU asset) and lease liability in connection with the Merger. The Company recorded and initial ROU asset and lease liability of $1.3 million for these leases.

Maturities of lease liabilities are as follows as of December 31, 2024:

2025	$1,393
2026	1,279
2027	1,198
2028	1,214
2029	1,110
Thereafter	5,652
Total Payments	11,846
Less: Imputed Interest	(1,904)
Total	$9,942

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchases of Crest in December 2024, Emlenton in January 2023 and other past acquisitions totaled $167.5 million at December 31, 2024 and $167.4 million at December 31, 2023. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As of September 30, 2024, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible:
Customer relationship intangibles	$7,975	$(7,088)	$7,210	$(6,953)
Non-compete contracts	457	(426)	457	(413)
Trade Name	1,131	(468)	1,126	(440)
Core deposit intangible	32,115	(12,946)	32,115	(10,260)
Total	$41,678	$(20,928)	$40,908	$(18,066)

Aggregate intangible amortization expense was $2.9 million for 2024, $3.4 million for 2023 and $2.0 million for 2022.

Estimated amortization expense for each of the next five years and thereafter:

2025	$2,899
2026	2,798
2027	2,684
2028	2,674
2029	2,665
Thereafter	7,030
Total	$20,750

NOTE 11 - DEPOSITS

Following is a summary of year-end deposits:

	2024	2023
Noninterest-bearing demand	$965,507	$1,026,630
Interest-bearing demand	1,366,255	1,362,609
Money market	682,558	593,975
Savings	414,796	468,890
Brokered time deposits	74,951	0
Certificates of deposit	762,712	725,282
Total	$4,266,779	$4,177,386

Time deposits of $250 thousand or more were $290.3 million and $258.2 million at year-end 2024 and 2023, respectively.

Following is a summary of scheduled maturities of brokered deposits and certificates of deposit during the years following December 31, 2024:

2025	$790,004
2026	21,574
2027	9,018
2028	4,098
2029	6,550
Thereafter	6,419
Total	$837,663

NOTE 12 – SHORT-TERM BORROWINGS

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") of $305.0 million at December 31, 2024 and $70.0 million at December 31, 2023. The interest rate on these borrowings was 4.45% at December 31, 2024 and 5.41% at December 31, 2023. Both of these short-term borrowings were borrowed using the FHLB's overnight repurchase advance program, as this product allows the most flexibility to meet the Bank's varying liquidity needs. These FHLB advances are secured by pledged assets which are described in the following Long-Term Borrowings footnote.

In addition, at December 31, 2023 the Bank had $285.0 million in short-term borrowings, which were scheduled to mature in December 2024. The interest rate on this borrowing was fixed at 4.83%. The borrowings were secured by securities with a par value of $298.1 million. The Bank did not have any of these borrowings at December 31, 2024.

The Bank has access to a line of credit for $25.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no borrowings under this line at December 31, 2024 and 2023.

Farmers has one unsecured revolving line of credit for $5.0 million. This line can be renewed annually and has an interest rate of prime with a floor of 3.5%. There was no outstanding balance on this line at both December 31, 2024 and 2023.

NOTE 13 – LONG-TERM BORROWINGS

There were no long-term advances from the FHLB at either December 31, 2024 or December 31, 2023.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.7 billion at December 31, 2024 and $1.6 billion at December 31, 2023. Based on this collateral, the Bank is eligible to borrow an additional $549.7 million at December 31, 2024.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the “junior subordinated debt securities”) at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month term Secured Overnight Financing Rate (“SOFR”) rate that includes an additional spread adjustment of 26 basis points. The rate at December 31, 2024 was 6.07% and at December 31, 2023 the rate was 7.10%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at December 31, 2024 was 6.42% and at December 31, 2023 the rate was 7.45%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at December 31, 2024 was 6.32% and at December 31, 2023 the rate was 7.35%.

In all three instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at December 31, 2024 and 2023:

	2024	2023
	Amount	Amount
TSEO Statutory Trust I	$2,570	$2,521
Maple Leaf Financial Statutory Trust II	7,964	7,740
Cortland Statutory Trust I	4,437	4,382
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$14,971	$14,643
Subordinated debentures	71,179	74,020
Total long-term borrowings	$86,150	$88,663

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2024		2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments and unused lines of credit	$114,603	$622,379	$150,697	$647,843

Commitments to make loans are generally made for periods of 30 days or less. Commitments and fixed rate unused lines of credit have interest rates ranging from 2.5% to 21.90% at December 31, 2024 and 2023. Commitments and fixed rate unused lines of credit have a maturity range of January 16, 2025 through May 5, 2056 as of December 31, 2024, and January 15, 2024 through May 1, 2055 as of December 31, 2023.

Standby letters of credit are considered financial guarantees. The standby letters of credit have a contractual value of $6.4 million at December 31, 2024 and $6.8 million at December 31, 2023. The carrying amount of these items is not material to the balance sheet.

Additionally, the Company has committed up to a $20.2 million subscription in SBIC investment funds. At December 31, 2024, the Company had invested $16.6 million in these funds.

NOTE 15 – STOCK BASED COMPENSATION

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan has replaced the 2017 Plan. There were 87,925 service time based share awards and 99,253 performance based share awards granted under the 2022 Plan during the year ended December 31, 2024, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2026. As of December 31, 2024, 547,681 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $2.6 million for 2024 and 2023 and $1.8 million for 2022, respectively. As of December 31, 2024, there was $2.5 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.2 years.

The following is the activity under the Plan during 2024:

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	253,776	$14.97	209,484	$15.01
Granted	87,925	13.28	99,253	13.81
Vested	(93,104)	12.79	(66,192)	13.79
Forfeited	(17,167)	16.01	(19,625)	15.05
Ending balance - non-vested shares	231,430	$14.35	222,920	$14.57

The following is the activity under the Plan during 2023:

	Maximum Awarded Service Units	Weighted Average Grant Date Fair Value	Maximum Awarded Performance Units	Weighted Average Grant Date Fair Value
Beginning balance - non-vested shares	193,015	$16.69	137,369	$15.85
Granted	105,891	10.63	102,750	14.16
Vested	(41,401)	12.78	(30,635)	14.35
Forfeited	(3,729)	14.65	0	0.00
Ending balance - non-vested shares	253,776	$14.97	209,484	$15.01

The 159,296 shares that vested in 2024 had a weighted average fair value of $13.21 per share. The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was $2.1 million, $969 thousand and $1.7 million, respectively.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. The net unrealized gain or loss on available for sale securities is not included in computing of regulatory capital. Management believes that as of December 31, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is 2.5% for the years of 2024 and 2023. The buffer requires an additional capital amount of $93.3 million at year-end 2024 and an additional $92.4 million at year-end 2023. Excluding the additional buffer, Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank and Farmers Trust. The Bank and Farmers Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively. The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years. At the conclusion of 2024, the Bank could, without prior approval, declare dividends of approximately $83.6 million plus any 2025 net profits retained to the date of the dividend declaration. In order to practice trust powers, Farmers Trust must maintain minimum capital of $3 million. Farmers Trust would also be able to, without prior approval, declare dividends of $2.0 million plus any 2025 net profits retained to the date of the dividend declaration.

Actual and required capital amounts (not including the capital conservation buffer) and ratios are presented below at year-end:

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2024
Common equity tier 1 capital ratio
Consolidated	$415,825	11.14%	$167,991	4.5%	N/A	N/A
Bank	442,747	11.88%	167,712	4.5%	242,251	6.5%
Total risk based capital ratio
Consolidated	543,250	14.55%	298,651	8.0%	N/A	N/A
Bank	480,173	12.88%	298,155	8.0%	372,694	10.0%
Tier I risk based capital ratio
Consolidated	433,825	11.62%	223,988	6.0%	N/A	N/A
Bank	442,747	11.88%	223,616	6.0%	298,155	8.0%
Tier I leverage ratio
Consolidated	433,825	8.36%	207,544	4.0%	N/A	N/A
Bank	442,747	8.55%	207,066	4.0%	258,832	5.0%

2023
Common equity tier 1 capital ratio
Consolidated	$392,244	10.61%	$166,303	4.5%	N/A	N/A
Bank	411,304	11.15%	165,996	4.5%	239,772	6.5%
Total risk based capital ratio
Consolidated	519,684	14.06%	295,650	8.0%	N/A	N/A
Bank	447,584	12.13%	295,104	8.0%	368,881	10.0%
Tier I risk based capital ratio
Consolidated	410,244	11.10%	221,737	6.0%	N/A	N/A
Bank	411,304	11.15%	221,328	6.0%	295,104	8.0%
Tier I leverage ratio
Consolidated	410,244	8.02%	204,598	4.0%	N/A	N/A
Bank	411,304	8.07%	203,989	4.0%	254,986	5.0%

NOTE 17 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan (the “Savings Plan”). All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Savings Plan. Under the terms of the Savings Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code. The Company matches 50% of the participants’ voluntary contributions up to 6% of gross wages. In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Savings Plan. Total expense was $1.1 million, $1.0 million and $870 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company has a profit sharing plan to provide associates not participating in a current incentive plan a vehicle for sharing in the success of the Company outside of existing wages and non-monetary benefits. The expense for the profit sharing program was $252 thousand for the year ended December 31, 2024, $0 for the year ended December 31, 2023 and $207 thousand for the year ended December 31, 2022.

The Company maintains a deferred compensation plan for certain retirees. Expense under the plan was $4 thousand for the year ended December 31, 2024. The expense was $5 thousand and $6 thousand for the years ended December 31, 2023 and 2022, respectively. The liability under the deferred compensation plan at December 31, 2024 was $59 thousand and $71 thousand at December 31, 2023.

The Company has a nonqualified deferred compensation plan for a select group of management or highly compensated, eligible individuals. Under the terms of the plan, eligible individuals may elect to defer receipt of their compensation to a later taxable year. The Company has recorded both an asset and liability of equal amount that represents the amount of contributions and the payable due to the participants in the plan. The recorded asset and liability was $4.2 million and $3.4 million for the years ended December 31, 2024 and 2023, respectively.

As part of the NBOH acquisition the Company has a director retirement and death benefit plan for the benefit of prior members of the Board of Directors of NBOH. The plan is designed to provide an annual retirement benefit to be paid to each director upon retirement from the Board and attaining age 70. There are no additional benefits or participants being added to the plan and the liability recorded at December 31, 2024 and 2023 was $742 thousand and $751 thousand, respectively. The benefit payment upon satisfying the plan’s requirements is a benefit to the qualifying director until death or a maximum of 15 years. An expense under the plan of $60 thousand and $36 thousand was recorded in 2024 and 2023, respectively. A benefit was recognized under this plan of $105 thousand in 2022.

As part of the Cortland acquisition, the Company has supplemental retirement benefit plans for the benefit of certain officers and non-officer directors. The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. Director Retirement Agreements provide for a benefit of $10 thousand annually on, or after, the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement. The Company accrued the cost of these post-retirement benefits during the working careers of the officers and directors. At December 31, 2024, the accumulated liability for these benefits totaled $972 thousand, with $818 thousand accrued for the officers’ plan and $154 thousand for the directors’ plan. At December 31, 2023, the accumulated liability for these benefits totaled $1.0 million, with $870 thousand accrued for the officers’ plan and $148 thousand for the directors’ plan. Expense recognized for these plans was $36 thousand in 2024, $37 thousand in 2023 and $87 thousand in 2022. Benefits expected to be paid in 2025 are $81 thousand.

To fund the above obligations, the Company has insurance contracts on the lives of the participants and directors in the supplemental retirement benefit plans with the Company as the beneficiary. In the case of directors and a small group of employee participants, postretirement split dollar life insurance coverage was accrued for during the service years. The liability at December 31, 2024 and 2023 was $222 thousand and $231 thousand, respectively. The benefit recorded was $9 thousand in 2024, $7 thousand in 2023 and $5 thousand in 2022.

As part of the Emclaire acquisition, the Company maintains a SERP to provide certain additional retirement benefits to participating officers. The SERP is subject to certain vesting provisions and provides that the officers shall receive a supplemental retirement benefit if the officer’s employment is terminated after reaching the normal retirement age of 65, with benefits also payable upon death, disability, a change of control or a termination of employment prior to normal retirement age. At December 31, 2024, the accumulated liability for these plans totaled $807 thousand. At December 31, 2023, the accumulated liability for these plans totaled $846 thousand. Expenses recognized for these plans was $23 thousand in 2024 and in 2023 the benefit recognized on these plans was $37 thousand. Benefits expected to be paid in 2025 are $62 thousand.

NOTE 18 – INCOME TAXES

The provision for income taxes (credit) consists of the following:

	2024	2023	2022
Current expense	$7,089	$9,230	$10,885
Deferred expense (benefit)	2,389	(464)	1,353
Totals	$9,478	$8,766	$12,238

Effective tax rates differ from the federal statutory rate of 21% that were applied to income before income taxes due to the following:

	2024	2023	2022
Statutory tax	$11,640	$12,327	$15,295
Effect of nontaxable interest	(1,771)	(2,040)	(2,591)
Bank owned life insurance, net	(558)	(513)	(380)
Tax credit investments	(565)	(366)	(194)
Effect of nontaxable insurance premiums	0	(404)	(318)
Stock compensation	28	41	(63)
Other	704	(279)	489
Actual tax	$9,478	$8,766	$12,238

Deferred tax assets (liabilities) are comprised of the following:

	2024	2023
Deferred tax assets:
Allowance for credit losses	$7,548	$7,235
Net unrealized loss on securities available for sale	51,267	45,599
Net unrealized loss on swap derivative	107	269
Basis in investment securities	6,551	6,976
Purchase accounting adjustments	2,797	4,147
Deferred and accrued compensation	2,310	2,060
Nonaccrual loan interest income	358	659
Restricted stock	856	795
Lease liabilities	2,340	2,164
Other	0	198
Gross deferred tax assets	$74,134	$70,102

Deferred tax liabilities:
Depreciation and amortization	$(1,738)	$(1,701)
Mortgage servicing rights	(651)	(725)
Prepaid expenses	(45)	(41)
Lease right of use asset	(2,281)	(2,116)
Other	(783)	0
Gross deferred tax liabilities	(5,498)	(4,583)
Net deferred tax asset	$68,636	$65,519

No valuation allowance for deferred tax assets was recorded at December 31, 2024 and 2023.

At December 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by the federal taxing authority for years prior to 2021. The tax years 2021—2023 remain open to examination by the U.S. taxing authority.

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2024 and 2023.

	Net unrealized holding (losses) gains on available for sale securities	Reclassification adjustment for (gains) losses realized in income on fair value hedge	Change in funded status of post-retirement plan	Total
December 31, 2024
Beginning balance	$(171,539)	$(1,013)	$(2)	$(172,554)
Other comprehensive (loss) before reclassification	(23,439)	0	0	(23,439)
Amounts reclassified from accumulated other comprehensive income	2,118	610	0	2,728
Net current period other comprehensive (loss) income	(21,321)	610	0	(20,711)
Ending balance	$(192,860)	$(403)	$(2)	$(193,265)

December 31, 2023
Beginning balance	$(210,489)	$0	$(1)	$(210,490)
Other comprehensive income (loss) before reclassification	38,557	0	(1)	38,556
Amounts reclassified from accumulated other comprehensive income (loss)	393	(1,013)	0	(620)
Net current period other comprehensive income (loss)	38,950	(1,013)	(1)	37,936
Ending balance	$(171,539)	$(1,013)	$(2)	$(172,554)

Amounts reclassified out of each component of accumulated other comprehensive income (loss) were not material for the years ended December 31, 2024, 2023, and 2022.

NOTE 20 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2024 and 2023 were as follows:

	2024	2023
Beginning balance	$12,954	$10,491
New loans	23,250	4,404
Repayments	(2,754)	(1,941)
Ending balance	$33,450	$12,954

Deposits from principal officers, directors, and their affiliates at year-end 2024 and 2023 were $13.6 million and $13.4 million.

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2024	2023	2022
Basic EPS
Net income	$45,949	$49,932	$60,597
Weighted average shares outstanding	37,327,848	37,384,122	33,844,945
Basic earnings per share	$1.23	$1.34	$1.79
Diluted EPS
Net income	$45,949	$49,932	$60,597
Weighted average shares for basic earnings per share	37,327,848	37,384,122	33,844,945
Average unvested restricted stock awards	184,037	114,147	83,994
Weighted average shares for diluted earnings per share	37,511,885	37,498,269	33,928,939
Diluted earnings per share	$1.22	$1.33	$1.79

There were 41,884, 194,599 and 201,080 restricted stock awards that were considered anti-dilutive at year-end 2024, 2023 and 2022, respectively.

NOTE 22 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $65.7 million and fair value of $3.8 million in other assets and $3.8 million in other liabilities at December 31, 2024. At December 31, 2023 the Company had interest rate swaps associated with commercial loans with a notional value of $63.9 million and fair value of $4.2 million in other assets and $4.2 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the years ended December 31, 2024 and 2023.

Interest Rate Swap Designated as a Fair Value Hedge

The Company has one interest rate swap with a notional amount of $100.0 million that was in place for both of the years ended December 31, 2024 and 2023. This swap is designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the company’s state and political subdivision municipal bond portfolio. The gross aggregate fair value of the swap at December 31, 2024 was $(168) thousand and is recorded as a $418 thousand mark to market adjustment in other liabilities, and $250 thousand recorded to other assets for the accrued interest receivable in the Consolidated Balance Sheets. At December 31, 2023, the gross aggregate fair value of the swap of $(836) thousand was recorded as a $1.3 million mark to market adjustment in other liabilities, and $425 thousand recorded to other assets for the accrued interest receivable. The Company expects the hedge to remain in effect for the remaining term of the swap, which matures August 2026. A summary of the interest rate swap designated as a fair value hedge is presented below:

	December 31, 2024	December 31, 2023
Notional amount fair value hedge	$100,000	$100,000
Fixed pay rates	4.35%	4.35%
Variable SOFR receive rates	4.49%	5.38%
Remaining maturity (in years)	1.6	2.6
Fair value	$(168)	$(836)

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

The net gains (losses) relating to non-designated derivative instruments used for risk management are included in Net Gains on Sale of Loans on the Consolidated Statements of Income and are summarized below for the years ended December 31:

	2024	2023	2022
Forward sales contracts	$31	$(45)	$362
Interest rate lock commitments	(89)	87	21

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as on December 31:

	2024		2023
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other assets:
Forward sales contracts	$6,500	$17	$0	$0
Interest rate lock commitments	4,896	19	7,400	109
Total included in other assets	$11,396	$36	$7,400	$109

Included in other liabilities:
Forward sales contracts	$0	$0	$3,300	$(14)

NOTE 23 – SEGMENT INFORMATION

The Company's reportable segments are determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the Company's products and services offered, primarily distinguished between the banking and trust operations. The segments are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit is used to assess the performance of the banking segment by monitoring the net interest margin and non-interest expenses. Segment pretax profit is also used to assess the performance of the trust segment by monitoring trust service fees, retirement plan consulting fees and non-interest expenses. Loans and investments provide the significant revenues in the banking operation, while trust service fees and retirement plan consulting fees provide the significant revenues in trust operations. Interest expense, provisions for credit losses and payroll provide the significant expenses in the banking operation, while payroll provides the significant expense in the trust segment. All operations are domestic.

Accounting policies for segments are the same as those described in Note 1. Income taxes are calculated on operating income. Transactions among segments are made at fair value.

Significant segment totals are reconciled to the financial statements as follows:

December 31, 2024	Trust Segment	Bank Segment	Consolidated Segment Totals
Total assets for reportable segments	$17,204	$5,104,012	$5,121,216
Eliminations and other			(2,292)
Total consolidated assets			$5,118,924

December 31, 2023	Trust Segment	Bank Segment	Consolidated Segment Totals
Total assets for reportable segments	$15,845	$5,065,150	$5,080,995
Eliminations and other			(2,645)
Total consolidated assets			$5,078,350

For year ended 2024	Trust Segment	Bank Segment	Consolidated Segment Totals
Interest income - loans including fees	$0	$185,710	$185,710
Interest income - investments	0	36,675	36,675
Trust fees	10,099	0	10,099
Retirement plan consulting fees	2,637	0	2,637
Total consolidated segment revenues	12,736	222,385	235,121
Reconciliation of revenue
Other revenues			34,327
Total consolidated revenues			$269,448

Interest expense - deposits	0	81,169	81,169
Interest expense - borrowings	0	18,195	18,195
Provision for credit losses and unfunded loans	0	7,966	7,966
Payroll expenses	5,398	53,467	58,865
Total consolidated segment expenses	5,398	160,797	166,195

Segment profit	7,338	61,588	68,926
Reconciliation of expenses
Other expenses *			47,826
Total consolidated expenses			$214,021

Total consolidated income before taxes			$55,427
Other segment disclosures
Occupancy and equipment	$528	$15,020	$15,548
Intangible amortization	$48	$2,813	$2,861

For year ended 2023	Trust Segment	Bank Segment	Consolidated Segment Totals
Interest income - loans including fees	$0	$171,808	$171,808
Interest income - investments	0	36,869	36,869
Trust fees	9,047	0	9,047
Retirement plan consulting fees	2,467	0	2,467
Total consolidated segment revenues	11,514	208,677	220,191
Reconciliation of revenue
Other revenues			35,005
Total consolidated revenues			$255,196

Interest expense - deposits	0	63,106	63,106
Interest expense - borrowings	0	12,443	12,443
Provision for credit losses and unfunded loans	0	9,153	9,153
Payroll expenses	4,950	52,351	57,301
Total consolidated segment expenses	4,950	137,053	142,003

Segment profit	6,564	71,624	78,188
Reconciliation of expenses
Other expenses *			54,495
Total consolidated expenses			$196,498

Total consolidated income before taxes			$58,698
Other segment disclosures
Occupancy and equipment	$434	$14,973	$15,407
Intangible amortization	$60	$3,374	$3,434

For year ended 2022	Trust Segment	Bank Segment	Consolidated Segment Totals
Interest income - loans including fees	$0	$107,790	$107,790
Interest income - investments	0	32,565	32,565
Trust fees	8,460	0	8,460
Retirement plan consulting fees	2,567	0	2,567
Total consolidated segment revenues	11,027	140,355	151,382
Reconciliation of revenue
Other revenues			34,906
Total consolidated revenues			$186,288

Interest expense - deposits	0	13,085	13,085
Interest expense - borrowings	0	4,835	4,835
Provision for credit losses and unfunded loans	0	1,122	1,122
Payroll expenses	4,746	39,913	44,659
Total consolidated segment expenses	4,746	58,955	63,701

Segment profit	6,281	81,400	87,681
Reconciliation of expenses
Other expenses *			49,752
Total consolidated expenses			$113,453

Total consolidated income before taxes			$72,835
Other segment disclosures
Occupancy and equipment	$416	$10,941	$11,357
Intangible amortization	$75	$1,898	$1,973

* Includes occupancy expenses, FDIC insurance, state and local taxes, professional fees, merger costs, advertising, intangible amortization, core processing charges, charitable donations and other operating expenses.

Bank segment includes Farmers Insurance and Investment.

NOTE 24 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Below is condensed financial information of Farmers National Banc Corp. (parent company only). This information should be read in conjunction with the consolidated financial statements and related notes.

December 31,	2024	2023
BALANCE SHEETS
Assets:
Cash	$46,011	$57,071
Investment in subsidiaries
Bank	432,271	424,393
Farmers Trust	15,131	13,431
Captive	0	0
Other investments	306	424
Total assets	$493,719	$495,319

Liabilities:
Other liabilities	$1,541	$2,241
Subordinated debt	86,150	88,663
Total liabilities	87,691	90,904
Total stockholders' equity	406,028	404,415
Total liabilities and stockholders' equity	$493,719	$495,319

STATEMENTS OF INCOME
Years ended December 31,	2024	2023	2022
Income:
Dividends from subsidiaries
Bank	$20,000	$20,000	$30,000
Farmers Trust	3,000	4,000	8,000
Captive Insurance	0	0	1,400
Gain on debt extinguishment	444	0	0
Interest and dividends on securities	0	44	0
Total Income	23,444	24,044	39,400
Interest on borrowings	4,090	4,086	3,428
Other expenses	3,418	4,109	3,451
Income before income tax benefit and undistributed subsidiary income	15,936	15,849	32,521
Income tax benefit	1,475	1,624	1,345
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	26,837	30,848	25,935
Farmers Trust	1,701	(320)	662
Captive	0	1,931	134
Net Income	$45,949	$49,932	$60,597

Comprehensive Income	$25,238	$87,868	$(159,188)

STATEMENTS OF CASH FLOWS
Years ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income	$45,949	$49,932	$60,597
Adjustments to reconcile net income to net cash from operating activities:
Dividends in excess of net income (Equity in undistributed net income of subsidiaries)	(28,538)	(32,459)	(26,731)
(Gain) on debt extinguishment	(444)	0	0
Other	(104)	5,481	559
Net cash from operating activities	16,863	22,954	34,425

Cash flows from investing activities:
Net cash paid in business combinations	0	(33,440)	0
Net cash from investing activities	0	(33,440)	0

Cash flows from financing activities:
Repurchase of common shares	0	(11,544)	0
Redemption of subordinated debentures	(2,535)	0	0
Cash dividends paid	(25,388)	(25,396)	(22,004)
Net cash from financing activities	(27,923)	(36,940)	(22,004)
Net change in cash and cash equivalents	(11,060)	(47,426)	12,421

Beginning cash and cash equivalents	57,071	104,497	92,076
Ending cash and cash equivalents	$46,011	$57,071	$104,497

NOTE 25 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2024 and 2023, the balance of the investment for qualified affordable housing projects was $22.0 million and $17.9 million. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $13.9 million and $12.3 million at December 31, 2024 and 2023. The Company expects to fulfill these commitments during the year ending 2038.

During the years ended December 31, 2024 and 2023, the Company recognized amortization expense of $1.9 million and $1.7 million, respectively, which was included within income tax expense on the consolidated statements of income.

Additionally, during the years ended December 31, 2024 and 2023, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $2.3 million and $2.2 million, respectively. The qualified affordable housing investment credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the years ended December 31, 2024 and 2023, the Company did not incur impairment losses related to its investment in affordable housing tax credits.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including this Annual Report on Form 10-K for the period ended December 31, 2024, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2024 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2024, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

Crowe LLP ("Crowe"), the Company’s registered public accounting firm (U.S. PCAOB Auditor Firm I.D.: 173), has audited the Company’s internal control over financial reporting as of December 31, 2024. The audit report by Crowe is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

During the year ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 17, 2025 (the “2025 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2025 Annual Meeting to be filed with the Commission (“2025 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the disclosure included under the caption “Information About Our Executive Officers” at the end of “Item 1. Business” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2025 Proxy Statement.

Code of Business Conduct and Ethics.

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that covers all employees, including its principal executive, financial and accounting officers, and is posted on the Company’s website www.farmersbankgroup.com. In the event of any amendment to, or waiver from, a provision of the Code of Ethics that applies to its principal executive, financial or accounting officers, the Company intends to disclose such amendment or waiver on its website. See Exhibit 14.1 for our Code of Ethics.

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in the 2025 Proxy Statement. These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2024 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2025 Proxy Statement.

Insider Trading

Our executive officers and directors are prohibited under our Insider Trading Policy from pledging our Common Shares, purchasing our Common Shares on margin, engaging in short sales, or engaging in any hedging transaction involving our Common Shares. See Exhibit 19.1 for our Insider Trading Policy.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2025 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Equity Compensation Plan Information” in the 2025 Proxy Statement.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2025 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2025 Proxy Statement.

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

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).
4.1	Description of Capital Stock. (incorporated by reference from Exhibit 4.1 to Farmers' Annual Report on Form 10-K for year ended December 31, 2023 filed with the Commission on March 7, 2024).
4.2	Form of 3.125% Fixed to Floating Rate Subordinated Note Due 2031 (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 17, 2021).
10.1*	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 24, 2011).
10.2*	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).
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

10.7*

Farmers National Banc Corp. 2022 Form of Performance-based Equity Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.8*

Farmers National Banc Corp. 2022 Form of Service-based Restricted Stock Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.9*

Farmers National Banc Corp. 2022 Form of Performance-based Cash Award under 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

Exhibit Number	Description
10.10*

Farmers National Banc Corp. 2023 Form of Notice of Grant of Long-term Incentive Plan Awards under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.11*

Farmers National Banc Corp. 2023 Form of Performance-based Equity Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.12*

Farmers National Banc Corp. 2023 Form of Service-based Restricted Stock Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.13*

Farmers National Banc Corp. 2023 Form of Performance-based Cash Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.14*

Farmers National Banc Corp. 2024 Form of Notice of Grant of Long-term Incentive Plan Awards under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2024).

10.15*

Farmers National Banc Corp. 2024 Form of Performance-based Equity Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2024).

10.16*

Farmers National Banc Corp. 2024 Form of Service-based Restricted Stock Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2024).

10.17*

Farmers National Banc Corp. 2024 Form of Performance-based Cash Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2024).

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
10.23*

Farmers National Banc Corp. Third Amended and Restated Executive Separation Policy, as amended (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2024).

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

Exhibit Number	Description
14.1	Farmers National Banc Corp. Code of Business Conduct and Ethics (filed herewith).
19.1	Farmers National Banc Corp. Insider Trading Policy (filed herewith).
21	Subsidiaries of Farmers (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney of Directors and Executive Officers (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).
97.1	Policy relating to recovery of erroneously awarded compensation. (filed herewith).
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

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
Kevin J. Helmick, President and Chief Executive Officer March 6, 2025

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	March 6, 2025
Kevin J. Helmick	(Principal Executive Officer)
/s/ Troy Adair	Executive Vice President, Secretary and Chief Financial Officer	March 6, 2025
Troy Adair	(Principal Financial Officer)
/s/ Joseph W. Sabat*	Chief Accounting Officer	March 6, 2025
Joseph W. Sabat	(Principal Accounting Officer)
/s/ Gregory C. Bestic*	Director	March 6, 2025
Gregory C. Bestic
/s/ Carl D. Culp*	Director	March 6, 2025
Carl D. Culp
/s/ Neil J. Kaback*	Director	March 6, 2025
Neil J. Kaback
/s/ Ralph D. Macali*	Director	March 6, 2025
Ralph D. Macali
/s/ Frank J. Monaco*	Director	March 6, 2025
Frank J. Monaco
/s/ Terry A. Moore*	Director and Board Chair	March 6, 2025
Terry A. Moore
/s/ Edward W. Muransky*	Director	March 6, 2025
Edward W. Muransky
/s/ David Z. Paull*	Director	March 6, 2025
David Z. Paull
/s/ Gina A. Richardson*	Director	March 6, 2025
Gina A. Richardson
/s/ Richard B. Thompson*	Director	March 6, 2025
Richard B. Thompson
/s/ André Thornton*	Director	March 6, 2025
André Thornton
/s/ Nicholas D. Varischetti*	Director	March 6, 2025
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