Form 10-Q
period 2025-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2025-05-08
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2025
Common Stock, No Par Value	37,640,525 shares

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	March 31,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$18,464	$20,426
Federal funds sold and other	94,792	65,312
TOTAL CASH AND CASH EQUIVALENTS	113,256	85,738
Securities available for sale (Amortized cost $1,505,098 in 2025 and $1,510,681 in 2024)	1,281,413	1,266,553
Other investments	40,334	45,405
Loans held for sale, at fair value	2,973	5,005
Loans	3,251,391	3,268,346
Less allowance for credit losses	35,549	35,863
NET LOANS	3,215,842	3,232,483
Premises and equipment, net	54,991	52,274
Goodwill	167,450	167,450
Other intangibles, net	20,016	20,750
Bank owned life insurance	116,792	101,418
Tax credit investments	31,527	22,000
Other assets	112,446	119,848
TOTAL ASSETS	$5,157,040	$5,118,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$979,142	$965,507
Interest-bearing	3,342,182	3,226,321
Brokered time deposits	159,964	74,951
TOTAL DEPOSITS	4,481,288	4,266,779
Short-term borrowings	102,000	305,000
Long-term borrowings	86,275	86,150
Other liabilities	58,343	54,967
TOTAL LIABILITIES	4,727,906	4,712,896
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized; 39,321,709 shares issued in 2025 and 2024; 37,614,634 and 37,585,612 shares outstanding, respectively	365,645	366,059
Retained earnings	264,356	257,173
Accumulated other comprehensive (loss)	(177,301)	(193,265)
Treasury stock, at cost; 1,707,075 and 1,736,097 shares in 2025 and 2024, respectively	(23,566)	(23,939)
TOTAL STOCKHOLDERS' EQUITY	429,134	406,028
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,157,040	$5,118,924

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31,	March 31,
	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$46,707	$45,016
Taxable securities	7,096	6,415
Tax exempt securities	2,451	2,635
Dividends	541	362
Federal funds sold and other interest income	510	626
TOTAL INTEREST AND DIVIDEND INCOME	57,305	55,054
INTEREST EXPENSE
Deposits	19,717	18,390
Short-term borrowings	2,417	3,939
Long-term borrowings	976	1,038
TOTAL INTEREST EXPENSE	23,110	23,367
NET INTEREST INCOME	34,195	31,687
Provision (credit) for credit losses	22	(270)
(Credit) for unfunded commitments	(226)	(179)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	34,399	32,136
NONINTEREST INCOME
Service charges on deposit accounts	1,758	1,583
Bank owned life insurance income	810	707
Trust fees	2,641	2,510
Insurance agency commissions	1,741	1,528
Security (losses), including fair value changes for equity securities	(1,313)	(2,120)
Retirement plan consulting fees	798	617
Investment commissions	529	432
Net gains on sale of loans	326	297
Other mortgage banking income, net	147	125
Debit card and EFT fees	1,866	1,567
Other operating income	1,178	1,111
TOTAL NONINTEREST INCOME	10,481	8,357
NONINTEREST EXPENSES
Salaries and employee benefits	16,166	15,069
Occupancy and equipment	4,138	3,730
FDIC insurance and state and local taxes	1,262	1,345
Professional fees	1,196	1,254
Advertising	456	431
Intangible amortization	735	688
Core processing charges	1,397	1,135
Other operating expenses	3,176	3,387
TOTAL NONINTEREST EXPENSES	28,526	27,039
INCOME BEFORE INCOME TAXES	16,354	13,454
INCOME TAXES	2,776	2,214
NET INCOME	$13,578	$11,240
EARNINGS PER SHARE - basic	$0.36	$0.30
EARNINGS PER SHARE - diluted	$0.36	$0.30

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
	March 31,	March 31,
	2025	2024
NET INCOME	$13,578	$11,240
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	19,109	(19,176)
Reclassification adjustment for losses realized in income on sales	1,334	2,134
Reclassification adjustment for (gains) losses realized in income on fair value hedge	(235)	1,346
Net unrealized holding gains (losses)	20,208	(15,696)
Income tax effect	(4,244)	3,296
Unrealized holding gains (losses), net of reclassification and tax	15,964	(12,400)
Change in funded status of post-retirement plan, net of tax	0	0
Other comprehensive income (loss), net of tax	15,964	(12,400)
TOTAL COMPREHENSIVE INCOME (LOSS)	$29,542	$(1,160)

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2024	$366,059	$257,173	$(193,265)	$(23,939)	$406,028
Net income		13,578			13,578
Other comprehensive income			15,964		15,964
Restricted share issuance	(491)			491	0
Stock based compensation expense	642				642
Vesting of Long Term Incentive Plan	(565)			565	0
Share forfeitures for taxes				(683)	(683)
Dividends paid at $0.17 per share		(6,395)			(6,395)
Balance March 31, 2025	$365,645	$264,356	$(177,301)	$(23,566)	$429,134

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2023	$365,305	$236,757	$(172,554)	$(25,093)	$404,415
Net income		11,240			11,240
Other comprehensive (loss)			(12,400)		(12,400)
Restricted share issuance	(363)			367	4
Restricted share forfeitures	153			(155)	(2)
Stock based compensation expense	662				662
Vesting of Long Term Incentive Plan	(914)			919	5
Share forfeitures for taxes				(529)	(529)
Dividends paid at $0.17 per share		(6,369)			(6,369)
Balance March 31, 2024	$364,843	$241,628	$(184,954)	$(24,491)	$397,026

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Three Months Ended
	March 31,	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,578	$11,240
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for credit losses	22	(270)
Credit for unfunded loans	(226)	(179)
Depreciation and amortization	1,613	1,611
Net amortization of securities	37	240
Available for sale security losses	1,334	2,134
Realized gains on equity securities	(21)	(14)
Loss on premises and equipment sales and disposals, net	24	0
Stock compensation expense	642	662
Earnings on bank owned life insurance	(699)	(624)
Income recognized from death benefit on bank owned life insurance	(111)	(83)
Origination of loans held for sale	(16,486)	(15,649)
Proceeds from loans held for sale	19,089	16,209
Net gains on sale of loans	(326)	(297)
Net change in other assets and liabilities	(2,800)	(1,267)
NET CASH FROM OPERATING ACTIVITIES	15,670	13,713
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	14,850	11,727
Proceeds from sales of securities available for sale	23,901	44,292
Purchases of securities available for sale	(34,539)	(45,883)
Proceeds from sales of equity securities	28	23
Purchase of equity securities	(30)	(21)
Proceeds from maturities and repayments of SBIC funds	216	146
Purchases of SBIC funds	(1,464)	(521)
Proceeds from redemption of regulatory stock	6,946	2,799
Purchase of regulatory stock	(604)	(1,720)
Loan originations and payments, net	23,044	15,977
Purchase of portfolio loans	(8,044)	0
Proceeds from loans held for sale previously classified as portfolio loans	1,600	1,594
Proceeds from BOLI death benefit	0	551
Purchase of company owned life insurance	(15,000)	0
Proceeds from land, building and equipment sales	11	0
Additions to premises and equipment	(3,498)	(1,553)
NET CASH FROM INVESTING ACTIVITIES	7,417	27,411
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	214,509	20,739
Net change in short-term borrowings	(203,000)	(10,000)
Cash dividends paid	(6,361)	(6,341)
Cash paid for withholding taxes on share-based awards	(717)	(550)
NET CASH FROM FINANCING ACTIVITIES	4,431	3,848
NET CHANGE IN CASH AND CASH EQUIVALENTS	27,518	44,972
Beginning cash and cash equivalents	85,738	103,658
Ending cash and cash equivalents	$113,256	$148,630
Supplemental cash flow information:
Interest paid	$24,793	$27,195
Supplemental noncash disclosures:
Issuance of stock awards	$1,056	$1,560
Transfer of loans to loans held for sale	$1,845	$0
Lease liabilities arising from obtaining right-of-use assets	$149	$0

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company” or “Farmers”) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”). The Company provides trust and retirement consulting services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Insurance. The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust company. All significant intercompany balances and transactions have been eliminated in the consolidation.

Basis of Presentation:

The unaudited consolidated condensed financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2024 (“2024 Form 10-K”). The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year. Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of March 31, 2025. Outstanding shares at  March 31, 2025 were 37,614,634.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The main new provision requires significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments of this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard was adopted by the company and footnote16 - Segment information has been updated per the ASU.

Business Combinations:

On December 16, 2024, Farmers Trust acquired substantially all of the assets of Crest Retirement Advisors, LLC, for $600 thousand, with an additional $400 thousand in contingent consideration payable over two years.  Intangible assets of $770 thousand were recorded along with goodwill of $4 thousand.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at  March 31, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). No allowance for credit losses have been recognized for the securities portfolio at March 31, 2025 or December 31, 2024.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
March 31, 2025
U.S. Treasury and U.S. government sponsored entities	$121,239	$23	$(13,203)	$108,059
State and political subdivisions	595,623	1,376	(106,208)	490,791
Corporate bonds	17,457	189	(446)	17,200
Mortgage-backed securities	616,642	335	(99,608)	517,369
Collateralized mortgage obligations	151,573	338	(6,286)	145,625
Small Business Administration	2,564	0	(195)	2,369
Totals	$1,505,098	$2,261	$(225,946)	$1,281,413

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. Treasury and U.S. government sponsored entities	$132,292	$0	$(17,185)	$115,107
State and political subdivisions	609,950	1,294	(106,364)	504,880
Corporate bonds	17,849	172	(573)	17,448
Mortgage-backed securities	605,350	34	(112,517)	492,867
Collateralized mortgage obligations	142,525	85	(8,834)	133,776
Small Business Administration	2,715	0	(240)	2,475
Totals	$1,510,681	$1,585	$(245,713)	$1,266,553

The proceeds from sales of available-for-sale securities and the associated gains and losses are as follows:

	Three Months Ended
	March 31,
(In Thousands of Dollars)	2025	2024
Proceeds	$23,901	$44,292
Gross gains	0	17
Gross losses	(1,334)	(2,151)

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call, or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2025
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$2,341	$2,331
One to five years	53,030	48,023
Five to ten years	173,755	157,733
Beyond ten years	505,193	407,963
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	770,779	665,363
Total	$1,505,098	$1,281,413

The following table summarizes the investment securities with unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
March 31, 2025

U.S. Treasury and U.S. government sponsored entities	$0	$0	$106,125	$(13,203)	$106,125	$(13,203)
State and political subdivisions	44,437	(3,774)	407,807	(102,434)	452,244	(106,208)
Corporate bonds	4,194	(45)	8,412	(401)	12,606	(446)
Mortgage-backed securities	1,480	(12)	461,807	(99,596)	463,287	(99,608)
Collateralized mortgage obligations	52,025	(620)	51,678	(5,666)	103,703	(6,286)
Small Business Administration	0	0	2,369	(195)	2,369	(195)
Total	$102,136	$(4,451)	$1,038,198	$(221,495)	$1,140,334	$(225,946)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2024

U.S. Treasury and U.S. government sponsored entities	$4,592	$(320)	$110,515	$(16,865)	$115,107	$(17,185)
State and political subdivisions	66,436	(4,946)	400,911	(101,418)	467,347	(106,364)
Corporate bonds	4,303	(146)	8,568	(427)	12,871	(573)
Mortgage-backed securities	30,143	(365)	460,172	(112,152)	490,315	(112,517)
Collateralized mortgage obligations	65,046	(2,210)	51,405	(6,624)	116,451	(8,834)
Small Business Administration	0	0	2,475	(240)	2,475	(240)
Total	$170,520	$(7,987)	$1,034,046	$(237,726)	$1,204,566	$(245,713)

As of March 31, 2025, the Company’s security portfolio consisted of 924 securities, 808 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. The Company does not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of March 31, 2025, the Company has not recorded an allowance for credit losses on available for sale (“AFS”) securities.

At December 31, 2024, the Company’s security portfolio consisted of 946 securities, 842 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. At December 31, 2024, the Company did not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality and are rated AA or higher. In addition, management had both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. At December 31, 2024, the Company had not recorded an allowance for credit losses on available for sale (“AFS”) securities.

Equity Securities

The Company also holds equity securities which include $15.7 million in Small Business Investment Company (“SBIC”) partnership investments as well as $299 thousand in local and regional bank holdings and other miscellaneous equity funds at March 31, 2025. At December 31, 2024, the Company held $14.5 million in SBIC investments and $277 thousand in local and regional bank holdings and other miscellaneous equity funds. These investments are held at modified cost and any changes in the modified costs are recognized in income in both 2025 and 2024.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2025	December 31, 2024
Commercial real estate
Owner occupied	$389,505	$391,302
Non-owner occupied	695,511	695,699
Farmland	214,204	206,786
Other	285,645	295,713
Commercial
Commercial and industrial	336,600	349,966
Agricultural	53,533	55,606
Residential real estate
1-4 family residential	846,639	845,081
Home equity lines of credit	161,991	158,014
Consumer
Indirect	230,878	232,822
Direct	18,481	19,143
Other	7,951	7,989
Total loans	$3,240,938	$3,258,121
Net deferred loan costs	10,453	10,225
Allowance for credit losses	(35,549)	(35,863)
Net loans	$3,215,842	$3,232,483

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three month periods ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$19,259	$4,628	$7,271	$4,705	$35,863
(Credit) Provision for credit losses	263	(125)	(234)	118	22
Loans charged off	(44)	(313)	(19)	(322)	(698)
Recoveries	2	193	47	120	362
Total ending allowance balance	$19,480	$4,383	$7,065	$4,621	$35,549

Three Months Ended March 31, 2024

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$18,150	$5,087	$6,916	$4,287	$34,440
(Credit) Provision for credit losses	(541)	62	(69)	278	(270)
Loans charged off	(146)	(643)	(30)	(463)	(1,282)
Recoveries	18	37	23	193	271
Total ending allowance balance	$17,481	$4,543	$6,840	$4,295	$33,159

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to March 31, 2025. As of March 31, 2025, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, stable trend in unemployment rate, and a level trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from  March 31, 2024 to March 31, 2025 is largely attributed to adjustments made to an increase in the specific reserve related to the individual evaluation of a commercial real estate non-owner occupied loan, loss ratio trends, and increased loan balances. These factors were partially offset by adjustments made to the Commercial Staffing qualitative factor and Portfolio Composition and Growth qualitative factor.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2025 and December 31, 2024:

	Nonaccrual with	Nonaccrual with	Loans past due
	no allowance	an allowance	over 89 days
(In Thousands of Dollars)	for credit loss	for credit loss	still accruing
March 31, 2025
Commercial real estate
Owner occupied	$0	$682	$0
Non-owner occupied	0	8,173	0
Farmland	0	54	0
Other	0	1,095	0
Commercial
Commercial and industrial	124	3,475	0
Agricultural	0	235	0
Residential real estate
1-4 family residential	816	3,184	0
Home equity lines of credit	0	406	0
Consumer
Indirect	18	530	0
Direct	66	21	0
Other	0	0	0
Total loans	$1,024	$17,855	$0

	Nonaccrual with	Nonaccrual with	Loans past due
	no allowance	an allowance	over 89 days
(In Thousands of Dollars)	for credit loss	for credit loss	still accruing
December 31, 2024
Commercial real estate
Owner occupied	$0	$937	$0
Non-owner occupied	0	8,105	0
Farmland	1,757	3	0
Other	0	0	525
Commercial
Commercial and industrial	145	3,713	0
Agricultural	177	183	0
Residential real estate
1-4 family residential	513	3,967	90
Home equity lines of credit	94	409	0
Consumer
Indirect	37	463	0
Direct	66	34	0
Other	0	0	0
Total loans	$2,789	$17,814	$615

The above table for the period ending   March 31, 2025 does not include $1.68 million in farmland loans and $163 thousand in agricultural loans that were held-for-sale and in nonaccrual status. The above table for the period ending December 31, 2024 does not include a $1.52 million owner occupied commercial real estate loan and $77 thousand commercial & industrial loan that were held for sale and in nonaccrual status.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2025 and December 31, 2024:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
March 31, 2025
Commercial real estate
Owner occupied	$0	$0	$0	$0
Non-owner occupied	8,119	0	0	0
Farmland	0	0	0	0
Other	1,095	0	0	0
Commercial
Commercial and industrial	0	2,543	0	0
Agricultural	0	0	0	0
Residential real estate
1-4 family residential	2,581	0	0	0
Home equity lines of credit	246	0	0	0
Consumer
Indirect	0	0	62	0
Direct	0	0	8	66
Other	0	0	0	0
Total loans	$12,041	$2,543	$70	$66

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2024
Commercial real estate
Owner occupied	$0	$0	$0	$0
Non-owner occupied	8,119	0	0	0
Farmland	1,757	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	0	2,591	0	0
Agricultural	0	177	0	0
Residential real estate
1-4 family residential	3,573	0	0	0
Home equity lines of credit	264	0	0	0
Consumer
Indirect	0	0	70	0
Direct	0	0	9	66
Other	0	0	0	0
Total loans	$13,713	$2,768	$79	$66

The following tables present the aging of the amortized cost basis in past due loans as of March 31, 2025 and December 31, 2024 by class of loans.

			90 Days
			or More
	30-59 Days	60-89 Days	Past Due	Total	Loans Not
(In Thousands of Dollars)	Past Due	Past Due	and Nonaccrual	Past Due	Past Due	Total
March 31, 2025
Commercial real estate
Owner occupied	$562	$461	$682	$1,705	$387,607	$389,312
Non-owner occupied	449	46	8,173	8,668	686,444	695,112
Farmland	0	0	54	54	213,974	214,028
Other	0	0	1,095	1,095	284,126	285,221
Commercial
Commercial and industrial	548	47	3,599	4,194	333,974	338,168
Agricultural	94	252	235	581	53,777	54,358
Residential real estate
1-4 family residential	6,349	71	4,000	10,420	836,754	847,174
Home equity lines of credit	322	99	406	827	161,315	162,142
Consumer
Indirect	1,289	488	548	2,325	237,067	239,392
Direct	32	26	87	145	18,384	18,529
Other	57	0	0	57	7,898	7,955
Total loans	$9,702	$1,490	$18,879	$30,071	$3,221,320	$3,251,391

			90 Days
			or More
	30-59 Days	60-89 Days	Past Due	Total	Loans Not
(In Thousands of Dollars)	Past Due	Past Due	and Nonaccrual	Past Due	Past Due	Total
December 31, 2024
Commercial real estate
Owner occupied	$95	$446	$937	$1,478	$389,630	$391,108
Non-owner occupied	15	52	8,105	8,172	687,112	695,284
Farmland	53	0	1,760	1,813	204,787	206,600
Other	0	113	525	638	294,543	295,181
Commercial
Commercial and industrial	941	324	3,858	5,123	346,410	351,533
Agricultural	284	26	360	670	55,759	56,429
Residential real estate
1-4 family residential	6,688	1,943	4,570	13,201	832,338	845,539
Home equity lines of credit	104	0	503	607	157,532	158,139
Consumer
Indirect	1,385	473	500	2,358	238,997	241,355
Direct	59	30	100	189	18,996	19,185
Other	0	1	0	1	7,992	7,993
Total loans	$9,624	$3,408	$21,218	$34,250	$3,234,096	$3,268,346

Loan Restructurings

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and March 31, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

Three Months Ended March 31, 2025	Amortized Cost
				Combination		% of Total
				Term Extension		Class of
	Payment	Term	Interest Rate	and Interest		Financing
(In Thousands of Dollars)	Deferral	Extension	Reduction	Rate Reduction	Total	Receivable
Commercial
Commercial and industrial	$124	$0	$0	$0	$124	0.04%
Residential real estate
Home equity lines of credit	0	15	0	0	$15	0.01%
Total modifications to borrowers experiencing financial difficulty	$124	$15	$0	$0	$139	0.00%

Three Months Ended March 31, 2024	Amortized Cost
				Combination		% of Total
				Term Extension		Class of
	Payment	Principal	Interest Rate	and Interest		Financing
(In Thousands of Dollars)	Deferral	Forgiveness	Reduction	Rate Reduction	Total	Receivable
Commercial real estate
Non-owner occupied	$0	$74	$0	$0	$74	0.01%
Residential real estate
Home equity lines of credit	0	0	29	0	$29	0.02%
Total modifications to borrowers experiencing financial difficulty	$0	$74	$29	$0	$103	0.00%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and March 31, 2024:

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average	Weighted-Average Years	Weighted-Average
	Principal Deferred	Added to the Life	Contractual Interest Rate
Three Months Ended March 31, 2025			From	To
Commercial
Commercial and industrial	$112
Residential real estate
Home equity lines of credit		5

	Payment Deferral	Principal Forgiveness	Interest Rate Reduction
	Weighted-Average	Reduction of Amortized	Weighted-Average
	Principal Deferred	Cost Basis of the Loans	Contractual Interest Rate
Three Months Ended March 31, 2024			From	To
Commercial real estate
Non-owner occupied	$0	$152
Residential real estate
Home Equity Lines of Credit			10.25%	5.00%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the three months ended March 31, 2025 and March 31, 2024:

Three Months Ended March 31, 2025	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial
Commercial and industrial	$0	$0	$0
Residential real estate
Home equity lines of credit	15	0	0
Total accruing restructured loans	15	0	0

Nonaccrual restructured loans
Commercial
Commercial and industrial	0	0	124
Residential real estate
Home equity lines of credit	0	0	0
Total nonaccrual restructured loans	0	0	124
Total restructured loans	$15	$0	$124

Three Months Ended March 31, 2024	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Nonaccrual restructured loans
Commercial real estate
Non-owner occupied	$74	$0	$0
Residential real estate
Home equity lines of credit	29	0	0
Total nonaccrual restructured loans	103	0	0
Total restructured loans	$103	$0	$0

As of March 31, 2025, the Company had no commitments to lend any additional funds on restructured loans.

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2025 and  March 31, 2024 , and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For purposes of this disclosure a default occurs when within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms:

Three Months Ended March 31, 2025	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Commercial
Commercial and industrial	$124	$0	$0	0
Residential real estate
Home equity lines of credit	0	0	0	19
Total modifications to borrowers experiencing financial difficulty	$124	$0	$0	$19

Three Months Ended March 31, 2024	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Residential real estate
1-4 family residential	$0	$0	$30	$0
Total modifications to borrowers experiencing financial difficulty	$0	$0	$30	$0

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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, consumer indirect and direct loan classes, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Nonperforming loans are loans past due 90 days and still accruing interest and nonaccrual loans.

The following table presents total loans by risk categories and year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(In Thousands of Dollars)							Revolving
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$12,526	$45,664	$56,069	$44,321	$58,722	$163,234	$1,961	$382,497
Special mention	0	0	1,845	0	1,106	81	0	3,032
Substandard	0	0	1,352	652	23	1,685	71	3,783
Total commercial real estate - Owner occupied loans	$12,526	$45,664	$59,266	$44,973	$59,851	$165,000	$2,032	$389,312

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$16,753	$62,006	$48,415	$124,001	$78,022	$303,826	$9,213	$642,236
Special mention	0	0	0	6,740	310	10,950	200	18,200
Substandard	0	6,988	127	0	10,437	15,475	0	33,027
Doubtful	0	0	0	0	1,649	0	0	1,649
Total commercial real estate - Non-owner occupied loans	$16,753	$68,994	$48,542	$130,741	$90,418	$330,251	$9,413	$695,112

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Farmland:
Risk Rating
Pass	$6,331	$23,332	$24,079	$38,384	$18,144	$99,680	$2,610	$212,560
Special mention	0	0	0	0	0	929	0	929
Substandard	0	0	0	0	366	173	0	539
Total commercial real estate - Farmland loans	$6,331	$23,332	$24,079	$38,384	$18,510	$100,782	$2,610	$214,028

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$44	$0	$44

Commercial real estate - Other:
Risk Rating
Pass	$1,354	$44,704	$96,535	$65,887	$38,646	$26,976	$1,088	$275,190
Special mention	0	0	0	7,481	0	1,427	0	8,908
Substandard	0	0	983	0	111	29	0	1,123
Total commercial real estate - Other loans	$1,354	$44,704	$97,518	$73,368	$38,757	$28,432	$1,088	$285,221

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$10,149	$82,997	$67,519	$50,919	$19,452	$27,189	$69,509	$327,734
Special mention	0	0	0	2,546	164	187	1,014	3,911
Substandard	0	74	112	2,980	203	1,746	1,408	6,523
Total commercial - Commercial and industrial loans	$10,149	$83,071	$67,631	$56,445	$19,819	$29,122	$71,931	$338,168

Commercial - Commercial and industrial: Current period gross write-offs	$0	$8	$121	$91	$31	$31	$0	$282

Commercial - Agricultural:
Risk Rating
Pass	$2,610	$8,795	$10,456	$11,709	$4,857	$2,127	$13,517	$54,071
Special mention	0	0	0	0	0	0	49	49
Substandard	0	0	44	47	25	122	0	238
Total commercial - Agricultural loans	$2,610	$8,795	$10,500	$11,756	$4,882	$2,249	$13,566	$54,358

Commercial - Agricultural: Current period gross write-offs	$0	$14	$5	$0	$0	$12	$0	$31

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$8,604	$86,138	$67,400	$154,145	$150,145	$373,197	$3,545	$843,174
Nonperforming	0	0	391	480	273	2,813	43	4,000
Total residential real estate - 1-4 family residential loans	$8,604	$86,138	$67,791	$154,625	$150,418	$376,010	$3,588	$847,174

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$0	$0	$19	$0	$19

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$26	$116	$225	$127	$4,103	$157,139	$161,736
Nonperforming	0	0	0	128	0	278	0	406
Total residential real estate - Home equity lines of credit loans	$0	$26	$116	$353	$127	$4,381	$157,139	$162,142

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$18,784	$73,098	$51,161	$44,191	$21,284	$30,326	$0	$238,844
Nonperforming	0	122	85	54	88	199	0	548
Total consumer - Indirect loans	$18,784	$73,220	$51,246	$44,245	$21,372	$30,525	$0	$239,392

Consumer - Indirect: Current period gross write-offs	$0	$72	$0	$17	$8	$155	$0	$252

Consumer - Direct:
Payment Performance
Performing	$1,486	$2,332	$2,023	$1,835	$944	$9,486	$336	$18,442
Nonperforming	0	6	8	4	0	69	0	87
Total consumer - Direct loans	$1,486	$2,338	$2,031	$1,839	$944	$9,555	$336	$18,529

Consumer - Direct: Current period gross write-offs	$0	$6	$10	$0	$0	$7	$0	$23

Consumer - Other:
Payment Performance
Performing	$0	$0	$5	$2	$60	$326	$7,562	$7,955
Nonperforming	0	0	0	0	0	0	0	0
Total consumer - Other loans	$0	$0	$5	$2	$60	$326	$7,562	$7,955

Consumer - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$47	$0	$47

	Term Loans Amortized Cost Basis by Origination Year
(In Thousands of Dollars)							Revolving
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$45,588	$56,389	$46,323	$60,179	$45,428	$127,665	$1,984	$383,556
Special mention	0	3,228	0	1,118	0	519	0	4,865
Substandard	0	0	659	0	0	1,962	66	2,687
Total commercial real estate - Owner occupied loans	$45,588	$59,617	$46,982	$61,297	$45,428	$130,146	$2,050	$391,108

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$72	$0	$21	$0	$0	$93

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$61,974	$44,323	$125,547	$78,933	$71,322	$251,465	$8,978	$642,542
Special mention	0	0	6,284	313	1,356	10,024	150	18,127
Substandard	7,065	407	0	11,249	7,129	7,931	0	33,781
Doubtful	0	0	0	834	0	0	0	834
Total commercial real estate - Non-owner occupied loans	$69,039	$44,730	$131,831	$91,329	$79,807	$269,420	$9,128	$695,284

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$4,380	$146	$0	$0	$4,526

Commercial real estate - Farmland:
Risk Rating
Pass	$19,832	$20,803	$39,126	$18,734	$31,620	$71,162	$3,071	$204,348
Substandard	0	0	0	317	0	1,935	0	2,252
Total commercial real estate - Farmland loans	$19,832	$20,803	$39,126	$19,051	$31,620	$73,097	$3,071	$206,600

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Other:
Risk Rating
Pass	$40,993	$108,346	$65,724	$39,091	$8,493	$21,744	$728	$285,119
Special mention	0	990	7,480	112	0	1,448	0	10,030
Substandard	0	0	0	0	0	32	0	32
Total commercial real estate - Other loans	$40,993	$109,336	$73,204	$39,203	$8,493	$23,224	$728	$295,181

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$84,491	$72,388	$55,279	$26,780	$10,744	$20,223	$70,675	$340,580
Special mention	0	0	0	167	165	46	84	462
Substandard	31	118	5,653	282	244	1,682	2,481	10,491
Total commercial - Commercial and industrial loans	$84,522	$72,506	$60,932	$27,229	$11,153	$21,951	$73,240	$351,533

Commercial - Commercial and industrial: Current period gross write-offs	$48	$273	$389	$125	$228	$257	$313	$1,633

Commercial - Agricultural:
Risk Rating
Pass	$9,085	$11,703	$13,160	$5,481	$1,768	$850	$13,958	$56,005
Special mention	0	0	0	0	0	0	61	61
Substandard	0	0	35	29	162	137	0	363
Total commercial - Agricultural loans	$9,085	$11,703	$13,195	$5,510	$1,930	$987	$14,019	$56,429

Commercial - Agricultural: Current period gross write-offs	$0	$1	$49	$13	$29	$17	$0	$109

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$79,820	$69,319	$157,403	$153,569	$119,770	$257,827	$3,261	$840,969
Nonperforming	0	0	473	278	1,626	2,193	0	4,570
Total residential real estate - 1-4 family residential loans	$79,820	$69,319	$157,876	$153,847	$121,396	$260,020	$3,261	$845,539

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$37	$0	$118	$0	$155

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$119	$153	$127	$68	$4,118	$153,051	$157,636
Nonperforming	0	0	29	0	0	376	98	503
Total residential real estate - Home equity lines of credit loans	$0	$119	$182	$127	$68	$4,494	$153,149	$158,139

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$78,306	$55,525	$49,548	$23,331	$14,183	$19,962	$0	$240,855
Nonperforming	0	57	233	97	62	51	0	500
Total consumer - Indirect loans	$78,306	$55,582	$49,781	$23,428	$14,245	$20,013	$0	$241,355

Consumer - Indirect: Current period gross write-offs	$10	$100	$206	$192	$174	$430	$0	$1,112

Consumer - Direct:
Payment Performance
Performing	$2,735	$2,319	$2,406	$1,075	$792	$9,432	$326	$19,085
Nonperforming	0	0	6	15	66	13	0	100
Total consumer - Direct loans	$2,735	$2,319	$2,412	$1,090	$858	$9,445	$326	$19,185

Consumer - Direct: Current period gross write-offs	$0	$7	$38	$6	$5	$120	$0	$176

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$60	$0	$409	$7,524	$7,993
Nonperforming	0	0	0	0	0	0	0	0
Total consumer - Other loans	$0	$0	$0	$60	$0	$409	$7,524	$7,993

Consumer - Other: Current period gross write-offs	$0	$0	$1	$0	$0	$182	$0	$183

The previous table for the period ending  March 31, 2025 does not include $1.68 million in farmland loans and $163 thousand in agricultural loans that were held for sale and risk rated substandard. The previous table for the period ending  December 31, 2024 does not include a $1.63 million non-owner occupied commercial real estate loan that was held for sale and risk rated substandard. In the 1-4 family residential real estate portfolio at March 31, 2025 other real estate owned and foreclosure properties were $52 and $172 thousand, respectively.  At December 31, 2024, other real estate owned and foreclosure properties were $52 thousand and $631 thousand, respectively.

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

The following table presents the loan pools and the associated methodology used during the calculation of the allowance for credit losses in 2025.

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At March 31, 2025, the Company had $683 million in unfunded commitments and set aside $1.34 million in anticipated credit losses. At December 31, 2024, the Company had $692 million in unfunded commitments and set aside $1.56 million in anticipated credit losses. The $9 million decrease in unfunded commitments and $226 thousand decrease in the reserve for anticipated credit losses is due to existing construction loan projects that are moving forward and advances are being made to the loan. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of the ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $35.5 million at March 31, 2025 and $35.9 million at December 31, 2024. The decrease of $314 thousand was due to decreases in loan balances and adjustments to Portfolio Composition and Growth and Commercial Concentration qualitative factors of certain loan pools. These factors were partially offset by the increase of the specific reserve for a commercial real estate non-owner occupied loan.

Purchased Loans

Under ASU Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2025, the Company has not acquired any additional PCD loans. The outstanding balance at March 31, 2025 and related allowance on PCD loans is as follows:

	March 31, 2025		December 31, 2024
(In Thousands of Dollars)	Loan Balance	ACL Balance	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$314	$10	$333	$11
Non-owner Occupied	25,555	379	26,890	420
Farmland	1	0	3	0
Commercial
Commercial and industrial	1,226	67	1,561	115
Agricultural	117	8	117	8
Residential real estate
1-4 family residential	1,209	6	1,264	7
Home equity lines of credit	4	0	3	0
Total	$28,426	$470	$30,171	$561

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three months ended March 31, 2025 and 2024.

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Three Months Ended March 31, 2025
Service charges on deposit accounts	$0	$1,758	$1,758
Debit card and EFT fees	0	1,866	1,866
Trust fees	2,641	0	2,641
Insurance agency commissions	0	1,741	1,741
Retirement plan consulting fees	798	0	798
Investment commissions	0	529	529
Other (outside the scope of ASC 606)	0	1,148	1,148
Total noninterest income	$3,439	$7,042	$10,481

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Three Months Ended March 31, 2024
Service charges on deposit accounts	$0	$1,583	$1,583
Debit card and EFT fees	0	1,567	1,567
Trust fees	2,510	0	2,510
Insurance agency commissions	0	1,528	1,528
Retirement plan consulting fees	617	0	617
Investment commissions	0	432	432
Other (outside the scope of ASC 606)	0	120	120
Total noninterest income	$3,127	$5,230	$8,357

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

At March 31, 2025, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

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

Collateral Dependent Loans

Fair value estimates of collateral dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated costs to sell. Loans carried at fair value generally receive individual allocations of the allowance for credit losses in 2024 and 2025. For collateral dependent loans, fair value is commonly based on recent real estate appraisals or in quoted sales price in certain instances. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Adjustments to a quoted price are routinely made to factor in data that affect the marketability of the collateral. Such adjustments, in both instances, are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. These loans are evaluated on a quarterly basis and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2025 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$108,059	$0	$108,059	$0
State and political subdivisions	490,791	0	490,791	0
Corporate bonds	17,200	0	15,788	1,412
Mortgage-backed securities-residential	517,369	0	517,369	0
Collateralized mortgage obligations	145,625	0	145,625	0
Small Business Administration	2,369	0	2,369	0
Total investment securities	1,281,413	0	1,280,001	1,412

Equity securities	299	299	0	0
Loans held for sale	2,973	0	2,973	0
Interest rate swaps	2,574	0	2,574	0
Interest rate lock commitments	56	0	56	0
Financial Liabilities
Interest rate swaps	2,574	0	2,574	0
Fair value hedge derivative	647	0	647	0
Mortgage banking derivative	14	0	14	0

		Fair Value Measurements at December 31, 2024 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$115,107	$0	$115,107	$0
State and political subdivisions	504,880	0	504,880	0
Corporate bonds	17,448	0	16,039	1,409
Mortgage-backed securities-residential	492,867	0	492,867	0
Collateralized mortgage obligations	133,776	0	133,776	0
Small Business Administration	2,475	0	2,475	0
Total investment securities	1,266,553	0	1,265,144	1,409

Equity securities	277	277	0	0
Loans held for sale	5,005	0	5,005	0
Interest rate swaps	3,766	0	3,766	0
Interest rate lock commitments	19	0	19	0
Mortgage banking derivative	17	0	17	0
Financial Liabilities
Interest rate swaps	3,766	0	3,766	0
Fair value hedge derivative	168	0	168	0

There were no significant transfers between Level 1 and Level 2 during the periods presented above.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended
	March 31,
(In Thousands of Dollars)	2025	2024
Beginning Balance	$1,409	$1,340
Transfers between levels	0	0
Acquired and/or purchased	0	0
Discount accretion (premium amortization)	14	13
Repayments, calls and maturities	0	0
Changes in unrealized gains (losses)	(11)	(13)
Ending Balance	$1,412	$1,340

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2025 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$6,471	$0	$0	$6,470
Other	1,038	0	0	1,038
Commercial and industrial	2,223	0	0	2,223
1–4 family residential	370	0	0	370
Mortgage servicing rights	876	0	876	0

		Fair Value Measurements at December 31, 2024 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$7,286	$0	$0	$7,286
Commercial and industrial	2,418	0	0	2,418
1–4 family residential	1,132	0	0	1,132
Mortgage servicing rights	403	0	403	0

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended March 31, 2025 and December 31, 2024:

				Range
		Valuation	Unobservable	(Weighted
March 31, 2025	Fair value	Technique(s)	Input(s)	Average)
Individually evaluated loans
Commercial real estate	$7,509	Income Approach	Adjustment for difference between cap rates of comparable sales	(55.38%) - 68.24% (40.25%)
Commercial	2,223	Quoted price for collateral	Offer Price	12.61%
Residential	370	Sales comparison	Adjustment for differences between comparable sales	(19.11%) - 13.04% 3.62%

				Range
		Valuation	Unobservable	(Weighted
December 31, 2024	Fair value	Technique(s)	Input(s)	Average)
Individually evaluated loans
Commercial real estate	$7,286	Income approach	Adjustment for difference between cap rates of comparable sales	(56.03%) - 69.02% (40.71%)
Commercial	2,418	Quoted price for collateral	Offer Price	6.67%
Residential	1,132	Sales comparison	Adjustment for differences between comparable sales	(8.91%) - (6.22%) (7.16%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2025 and December 31, 2024 are as follows:

		Fair Value Measurements at March 31, 2025 Using:
	Carrying
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$113,256	$18,464	$94,792	$0	$113,256
Regulatory stock	24,328	n/a	n/a	n/a	n/a
Loans, net	3,215,842	0	0	3,097,826	3,097,826
Financial liabilities
Deposits	4,481,288	3,581,812	897,733	0	4,479,545
Short-term borrowings	102,000	0	102,000	0	102,000
Long-term borrowings	86,275	0	75,892	0	75,892

		Fair Value Measurements at December 31, 2024 Using:
	Carrying
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$85,738	$20,426	$65,312	$0	$85,738
Regulatory stock	30,669	n/a	n/a	n/a	n/a
Loans, net	3,232,483	0	0	3,082,292	3,082,292
Financial liabilities
Deposits	4,266,779	3,429,116	835,967	0	4,265,083
Short-term borrowings	305,000	0	305,000	0	305,000
Long-term borrowings	86,150	0	78,721	0	78,721

Goodwill and Intangible Assets:

Goodwill associated with the Company’s past acquisitions totaled $167.4 million at March 31, 2025 and December 31, 2024. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As of March 31, 2025, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	March 31, 2025		December 31, 2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In Thousands of Dollars)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,975	$(7,129)	$7,975	$(7,088)
Non-compete contracts	457	(429)	457	(426)
Trade name	1,131	(474)	1,131	(468)
Core deposit intangible	32,115	(13,630)	32,115	(12,946)
Total	$41,678	$(21,662)	$41,678	$(20,928)

Aggregate amortization expense was $735 thousand and $688 thousand for the three month periods ended March 31, 2025

Estimated amortization expense for each of the next five periods and thereafter:

2025 (9 months)	$2,164
2026	2,798
2027	2,684
2028	2,674
2029	2,665
Thereafter	7,031
Total	$20,016

Leases:

The Company has operating leases for branch office locations, vehicles, land and certain office equipment such as printers and copiers. The leases have remaining lease terms of up to 17.3 years, some of which had options to extend the lease for up to 15 years, while the Fairlawn lending building lease was terminated in April of 2025. The Fairview Park building lease was scheduled to terminate in April of 2025, but has been extended until April of 2028. The Beachwood branch lease located at 24755 Chagrin Blvd. was terminated effective January, 31 2025, and the Branch was moved into a new location at 22835 Chagrin Blvd on February 3, 2025.  This new lease location was effective in December of 2024, with an initial right of use asset and lease liability recorded of $971 thousand.

The right of use assets and lease liabilities were $7.9 million and $8.2 million as of March 31, 2025, respectively, and $9.7 million and $9.9 million at December 31, 2024, respectively. The right of use assets are included in other assets while the lease liabilities are included in other liabilities on the balance sheet.

Lease expense for the three month periods ended March 31, 2025 and 2024, was $293 thousand and $331 thousand, respectively. The weighted-average remaining lease term for all leases was 9.18 years as of March 31, 2025. The weighted-average discount rate was 3.46% for all leases as of March 31, 2025.

Maturities of lease liabilities are as follows as of March 31, 2025:

2025 (9 months)	$951
2026	1,201
2027	1,119
2028	1,080
2029	964
Thereafter	4,386
Total Payments	9,701
Less: lease liability expense	(1,531)
Total	$8,170

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $69.7 million and fair value of $2.6 million in other assets and $2.6 million in other liabilities at March 31, 2025. At December 31, 2024, the Company had interest rate swaps associated with commercial loans with a notional value of $65.7 million and fair value of $3.8 million in other assets and $3.8 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the three month periods ended March 31, 2025 and 2024.

Interest Rate Swap Designated as a Fair Value Hedge

The Company has one interest rate swap with a notional amount of $100.0 million that was in place at both March 31, 2025 and December 31, 2024. This swap is designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the company’s state and political subdivision municipal bond portfolio. The gross aggregate fair value of the swap at March 31, 2025 is $(647) thousand and is recorded as a $(648) thousand mark to market adjustment in other assets and $1 thousand recorded to other assets for the accrued interest receivable in the Consolidated Balance Sheet. At December 31, 2024, the gross aggregate fair value of the swap was $(168) thousand and was recorded as a $418 thousand mark to market adjustment in other liabilities, and $250 thousand was recorded to other assets for the accrued interest receivable in the Consolidated Balance Sheet. The Company expects the hedge to remain in effect for the remaining term of the swap, which matures August 2026. A summary of the interest rate swap designated as a fair value hedge is presented below:

(In Thousands of Dollars)	March 31, 2025	December 31, 2024
Notional amount fair value hedge	$100,000	$100,000
Fixed pay rates	4.35%	4.35%
Variable SOFR receive rates	4.41%	4.49%
Remaining maturity (in years)	1.3	1.6
Fair value	$(647)	$(168)

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

The net gains (losses) relating to non-designated derivative instruments used for risk management are included in Net Gains on Sale of Loans on the Consolidated Statements of Income and are summarized below for the quarters ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31,
	2025	2024
Forward sales contracts	$(32)	$2
Interest rate lock commitments	36	(47)

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Notional	Fair	Notional	Fair
(In Thousands of Dollars)	Amount	Value	Amount	Value
Included in other assets:
Forward sales contracts	$0	$0	$6,500	$17
Interest rate lock commitments	7,376	56	4,896	19
Mortgage banking derivative	49	0	0	0
Total included in other assets	$7,425	$56	$11,396	$36

Included in other liabilities:
Forward sales contracts	$7,250	$14	$0	$0

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended
	March 31,
	2025	2024
Basic EPS
Net income (In thousands of dollars)	$13,578	$11,240
Weighted average shares outstanding	37,380,606	37,278,214
Basic earnings per share	$0.36	$0.30

Diluted EPS
Net income (In thousands of dollars)	$13,578	$11,240
Weighted average shares outstanding for basic earnings per share	37,380,606	37,278,214
Dilutive effect of restricted stock awards	245,877	201,038
Weighted average shares for diluted earnings per share	37,626,483	37,479,252
Diluted earnings per share	$0.36	$0.30

There were 119,258 restricted stock awards that were considered anti-dilutive for the three month period ended March 31, 2025 and 125,918 restricted stock awards that were considered anti-dilutive for the three month period ended March 31, 2024.

Stock Based Compensation:

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan replaced the 2017 Plan. There were 35,566 service time based share awards and 95,404 performance based share awards granted under the 2022 Plan during the three month period ended March 31, 2025, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2027. As of March 31, 2025, 416,711 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $642 thousand and $662 thousand for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $3.8 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.9 years.

The following is the activity under the Plans during the three month period ended March 31, 2025.

	Maximum	Weighted	Maximum	Weighted
	Awarded	Average	Awarded	Average
	Service	Grant Date	Performance	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	231,430	$14.35	222,920	$14.57
Granted	35,566	14.29	95,404	14.47
Vested	(68,839)	14.41	(41,008)	14.32
Forfeited	0	0	0	0
Ending balance - non-vested shares	198,157	$13.33	277,316	$14.14

The following is the activity under the Plans during the three month period ended March 31, 2024.

	Maximum	Weighted	Maximum	Weighted
	Awarded	Average	Awarded	Average
	Service	Grant Date	Performance	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	253,776	$14.97	209,484	$15.01
Granted	26,317	13.81	99,253	13.81
Vested	(25,803)	13.82	(66,192)	13.79
Forfeited	(11,167)	17.24	(19,625)	15.05
Ending balance - non-vested shares	243,123	$14.59	222,920	$14.57

The 109,847 shares that vested during the three month period ended March 31, 2025 had a weighted average fair value of $14.37 per share.

Other Comprehensive Income (Loss):

The following tables represent the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three month periods ended March 31, 2025 and 2024.

		Reclassification
	Net unrealized	adjustment for
	holding (losses)	(gains) losses
	gains on available	realized in income	Change in funded status
(In Thousands of Dollars)	for sale securities	on fair value hedge	of post-retirement plan	Total
Balance December 31, 2024	$(192,860)	$(403)	$(2)	$(193,265)
Other comprehensive (loss) before reclassification	15,096	0	0	15,096
Amounts reclassified from accumulated other comprehensive income	1,054	(186)	0	868
Net current period other comprehensive (loss) income	16,150	(186)	0	15,964
Balance March 31, 2025	$(176,710)	$(589)	$(2)	$(177,301)

Balance December 31, 2023	$(171,539)	$(1,013)	$(2)	$(172,554)
Other comprehensive income before reclassification	(15,149)	0	0	(15,149)
Amounts reclassified from accumulated other comprehensive (loss)	1,686	1,063	0	2,749
Net current period other comprehensive income	(13,463)	1,063	0	(12,400)
Balance March 31, 2024	$(185,002)	$50	$(2)	$(184,954)

Amounts reclassified out of each component of accumulated other comprehensive income (loss) were not material for the three month periods ended March 31, 2025 and 2024.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of March 31, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at March 31, 2025 and December 31, 2024:

					To be Well Capitalized
			Requirement For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Common equity tier 1 capital ratio
Consolidated	$423,362	11.44%	$166,563	4.5%	N/A	N/A
Bank	456,814	12.36%	166,311	4.5%	240,227	6.5%
Total risk based capital ratio
Consolidated	550,247	14.87%	296,112	8.0%	N/A	N/A
Bank	493,699	13.36%	295,664	8.0%	369,581	10.0%
Tier 1 risk based capital ratio
Consolidated	441,362	11.92%	222,084	6.0%	N/A	N/A
Bank	456,814	12.36%	221,748	6.0%	295,664	8.0%
Tier 1 leverage ratio
Consolidated	441,362	8.52%	207,122	4.0%	N/A	N/A
Bank	456,814	8.85%	206,544	4.0%	258,180	5.0%

December 31, 2024
Common equity tier 1 capital ratio
Consolidated	$415,825	11.14%	$167,991	4.5%	N/A	N/A
Bank	442,747	11.88%	167,712	4.5%	$242,251	6.5%
Total risk based capital ratio
Consolidated	543,250	14.55%	298,651	8.0%	N/A	N/A
Bank	480,173	12.88%	298,155	8.0%	372,694	10.0%
Tier 1 risk based capital ratio
Consolidated	433,825	11.62%	223,988	6.0%	N/A	N/A
Bank	442,747	11.88%	223,616	6.0%	298,155	8.0%
Tier 1 leverage ratio
Consolidated	433,825	8.36%	207,544	4.0%	N/A	N/A
Bank	442,747	8.55%	207,066	4.0%	258,832	5.0%

Segment Information:

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

Accounting policies for segments are the same as those described in the Financial Statement Notes.  Income taxes are calculated on operating income.  Transactions among segments are made at fair value.

Significant segment totals are reconciled to the financial statements as follows:

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
March 31, 2025
Total assets for reportable segments	$16,193	$5,141,947	$5,158,140
Eliminations and other			(1,100)
Total consolidated assets			$5,157,040

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
December 31, 2024
Total assets for reportable segments	$17,204	$5,104,012	$5,121,216
Eliminations and other			(2,292)
Total consolidated assets			$5,118,924

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Three Months Ended March 31, 2025
Interest income - loans including fees	$0	$46,707	$46,707
Interest income - investments	0	9,514	9,514
Trust fees	2,641	0	2,641
Retirement plan consulting fees	798	0	798
Total consolidated segment revenues	3,439	56,221	59,660
Reconciliation of revenue
Other revenues			8,126
Total consolidated revenues			67,786

Interest expense - deposits	0	19,717	19,717
Interest expense - borrowings	0	3,393	3,393
Credir for credit losses and unfunded loans	0	(204)	(204)
Payroll expenses	1,474	14,681	16,155
Total consolidated segment expenses	1,474	37,587	39,061

Segment profit	1,965	18,634	20,599
Reconciliation of expenses
Other expenses *			12,371
Total consolidated expenses			51,432

Total consolidated income before taxes			$16,354
Other segment disclosures
Occupancy and equipment	143	3,983	4,126
Intangible amortization	23	712	735

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Three Months Ended March 31, 2024
Interest income - loans including fees	$0	$45,016	$45,016
Interest income - investments	0	9,002	9,002
Trust fees	2,510	0	2,510
Retirement plan consulting fees	617	0	617
Total consolidated segment revenues	3,127	54,018	57,145
Reconciliation of revenue
Other revenues			6,266
Total consolidated revenues			63,411

Interest expense - deposits	0	18,390	18,390
Interest expense - borrowings	0	4,977	4,977
Provision for credit losses and unfunded loans	0	(449)	(449)
Payroll expenses	1,361	13,694	15,055
Total consolidated segment expenses	1,361	36,612	37,973

Segment profit	1,766	17,406	19,172
Reconciliation of expenses
Other expenses *			11,984
Total consolidated expenses			49,957

Total consolidated income before taxes			$13,454
Other segment disclosures
Occupancy and equipment	99	3,624	3,723
Intangible amortization	12	676	688

* The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") of $102.0 million at March 31, 2025, and $305.0 million at December 31, 2024. The interest rate on these borrowings was 4.45% for both period ends  March 31, 2025, and December 31, 2024  These short-term borrowings were borrowed using the FHLB's overnight repurchase advance program, as this product allows the most flexibility to meet the Bank's varying liquidity needs. These FHLB advances were secured by pledged assets which are described in the following Long-Term Borrowings footnote.

The Bank has access to a line of credit for $25.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no outstanding borrowings under this line at March 31, 2025, or December 31, 2024.

Farmers has one unsecured revolving line of credit for $5.0 million. This line can be renewed annually and has an interest rate of prime with a floor of 3.5%. There was no outstanding balance on this line at either March 31, 2025, or December 31, 2024.

Long-term borrowings:

There were no long-term advances from the FHLB at March 31, 2025, or at December 31, 2024.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.7 billion for both periods ending  March 31, 2025 and December 31, 2024. Based on this collateral, the Bank is eligible to borrow an additional $749.3 million at March 31, 2025.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the “junior subordinated debt securities”) at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at March 31, 2025 was 6.01% and at December 31, 2024 the rate was 6.07%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at March 31, 2025 was 6.36% and at December 31, 2024 the rate was 6.42%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at March 31, 2025 was 6.26% and at December 31, 2024 the rate was 6.32%.

In all three instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at March 31, 2025 and December 31, 2024:

(In Thousands of Dollars)	March 31, 2025	December 31, 2024
TSEO Statutory Trust I	$2,581	$2,570
Maple Leaf Financial Statutory Trust II	8,020	7,964
Cortland Statutory Trust I	4,451	4,437
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$15,052	$14,971
Subordinated Debentures	$71,223	$71,179
Total long-term borrowings	$86,275	$86,150

Tax Credit Investments:

The Company invests in qualified affordable housing projects, as well as solar investment tax credits.

At March 31, 2025 and December 31, 2024, the balance of the investment for qualified affordable housing projects was $21.5 million and $22.0 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $12.4 million and $13.9 million at March 31, 2025 and December 31, 2024. The Company expects to complete the fulfillment of these commitments during the year ending 2038.

In the first quarters ended March 31, 2025 and March 31, 2024, the Company recognized amortization expense of $473 thousand and $406 thousand, respectively, from its investment in qualified affordable housing projects.  This amortization expense was included within income tax expense on the consolidated statements of income.

Additionally, during the first quarters ended March 31, 2025 and March 31, 2024, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $564 thousand and $501 thousand, respectively. The qualified affordable housing investment credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the first quarters ended March 31, 2025 and March 31, 2024, the Company did not incur impairment losses related to its investment in affordable housing tax credits.

In the first quarter of 2025, the Company began investing in solar investment tax credits and at March 31, 2025 the balance of the investment was $10.0 million. Total unfunded commitments related to the investments in solar investment tax credits totaled $9.3 million at  March 31, 2025. The Company expects this investment to be fully funded during 2025.  There were no investments in solar tax credits at December 31, 2024.

The Company has not recognized any amortization expense or tax credits from its investment in solar investment tax credits in the first quarter ended  March 31, 2025.

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

Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s 2024 Form 10-K, as updated in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on those forward-looking statements. The following, which is not intended to be an all-encompassing list, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in any forward-looking statement:

•	general economic conditions in markets where the Company conducts business, which could materially impact credit quality trends;
•	the length and extent of the economic impacts of the ongoing conflict in Ukraine;
•	the length and extent of U.S. and foreign country tariff policies and their impact on global, national, and regional economic conditions.
•	actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply, market interest rates and inflation;
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

Results of Operations. The following is a comparison of selected financial ratios and other results at or for the three month periods ended March 31, 2025 and 2024:

	At or for the Three Months Ended
	March 31,
(In Thousands, except Per Share Data)	2025	2024
Total assets	$5,157,040	$5,080,010
Net income	$13,578	$11,240
Diluted earnings per share	$0.36	$0.30
Return on average assets (annualized)	1.06%	0.90%
Return on average equity (annualized)	13.12%	11.47%
Dividends to net income	47.10%	56.65%
Net loans to assets	62.36%	61.97%
Loans to deposits	72.55%	75.78%

Net Income. The Company reported net income of $13.6 million, or $0.36 per diluted share, for the quarter ended March 31, 2025 compared to $11.2 million, or $0.30 per diluted share, for the quarter ended March 31, 2024. The results for the first quarter of 2025 were impacted by pretax losses on the sale of investment securities and other assets totaling $1.3 million.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$3,261,908	$46,810	5.74%	$3,181,337	$45,096	5.67%
Taxable securities	1,135,580	7,096	2.50%	1,101,347	6,415	2.33%
Tax-exempt securities (2)	377,078	2,990	3.17%	408,075	3,208	3.14%
Other investments	44,170	541	4.90%	34,406	362	4.21%
Federal funds sold and other	73,575	510	2.77%	71,757	626	3.49%
TOTAL EARNING ASSETS	4,892,311	57,947	4.74%	4,796,922	55,707	4.65%
Nonearning assets	226,456			227,044
TOTAL ASSETS	$5,118,767			$5,023,966

INTEREST-BEARING LIABILITIES
Time deposits	$733,406	$6,632	3.62%	$736,932	$7,048	3.83%
Brokered time deposits	143,393	1,538	4.29%	0	0	0.00%
Savings deposits	1,115,259	4,012	1.44%	1,084,579	3,598	1.33%
Demand deposits - interest bearing	1,377,522	7,535	2.19%	1,345,311	7,743	2.30%
Total interest-bearing deposits	3,369,580	19,717	2.34%	3,166,822	18,389	2.32%

Short term borrowings	218,444	2,417	4.43%	324,791	3,939	4.85%
Long term borrowings	86,209	976	4.53%	88,721	1,038	4.68%
Total borrowed funds	304,653	3,393	4.45%	413,512	4,977	4.81%

TOTAL INTEREST-BEARING LIABILITIES	3,674,233	23,110	2.52%	3,580,334	23,366	2.61%

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits - noninterest bearing	977,619			995,168
Other liabilities	52,894			52,915
Stockholders' equity	414,021			395,549
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,118,767			$5,023,966
Net interest income and interest rate spread		$34,837	2.22%		$32,341	2.04%
Net interest margin			2.85%			2.70%

(1)	Rates are calculated on an annualized basis.
(2)

Interest on certain tax-exempt loans and tax-exempt securities in 2025 and 2024 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%

Net Interest Income. Net interest income for the three months ended March 31, 2025, was $34.2 million compared to $31.7 million for the three months ended March 31, 2024. A 15 basis point increase in the net interest margin was the primary reason for this increase.

The net interest margin for the three month period ended March 31, 2025, was 2.85% compared to 2.70% for the same period in 2024. Interest-earning asset yields increased 9 basis points in the first quarter of 2025 compared to the first quarter of 2024 while the cost of interest-bearing liabilities decreased 9 basis points when comparing these two periods. This decrease in funding costs has been due to the reduction in the Fed Funds rate in the fourth quarter of 2024.  Deposit costs have declined as a result of this action.

Provision for Credit Losses and Provision for Unfunded Loans. The provision for credit losses and unfunded commitments was a benefit of $204 thousand for the three months ended March 31, 2025, compared to a benefit of $449 thousand for the three months ended March 31, 2024. The benefit is primarily related to lower loan balances in 2025 and changes in loss factors.

Noninterest Income. Noninterest income for the first quarter of 2025 was of $10.5 million compared to $8.4 million for the first quarter of 2024. This increase was due to improved profitability across all fee based lines of business and a lower level of losses on the sale of available for sale securities.

Service charges on deposit accounts increased $175 thousand to $1.8 million for the first quarter of 2025 compared to $1.6 million for the first quarter in 2024. The Company undertook a review of all service charges in late 2023 and early 2024 and implemented fee increases across deposit product lines in the second quarter of 2024. Bank owned life insurance income increased $103 thousand during the first quarter of 2025 to $810 thousand compared to $707 thousand in the first quarter of 2024.  The Company purchased an additional $15.0 million in policies during the first quarter of 2025 and policy crediting rates have increased over the last twelve months. Trust fees increased to $2.6 million at March 31, 2025, from $2.5 million at March 31, 2024. The increase was due to continued growth in the business unit. Insurance agency commissions grew to $1.7 million in the first quarter of 2025 from $1.5 million in the first quarter of 2024. The increase has been driven by growth in fixed annuity sales. Losses on the sale of securities totaled $1.3 million in the first quarter of 2025 compared to losses on the sale of securities of $2.1 million during the first quarter of 2024.  The bank restructured $23.9 million at the end of the first quarter of 2025 resulting in the loss realized on the sale. Retirement plan consulting fees increased to $798 thousand in the first quarter of 2025 from $617 thousand in the first quarter of 2024 primarily due to the acquisition of Crest Retirement Advisors LLC in late December of 2024. Net gains on the sale of loans increased to $326 thousand in the first quarter of 2025 compared to $297 thousand in the first quarter of 2024. Greater saleable volume drove this increase. Other mortgage banking fee income was $147 thousand for the first quarter of 2025 compared to income of $125 thousand during the first quarter of 2024.  Debit card income grew to $1.9 million in the first quarter of 2025 from $1.6 million in the first quarter of 2024 as better volumes were realized in the current period. Other noninterest income increased from $1.1 million in the first quarter of 2024 to $1.2 million in the first quarter of 2025.

Noninterest Expense. Noninterest expense totaled $28.5 million for the quarter ended March 31, 2025 compared to $27.0 million for the quarter ended March 31, 2024. Salaries and employee benefits were $16.2 million in the first quarter of 2025 compared to $15.1 million in the first quarter of 2024. The increase was primarily driven by higher salaries associated with employee raises, the acquisition of Crest Retirement in the fourth quarter of 2024 and higher commission expense from increased revenue in the fee-based businesses.  Occupancy and equipment expense increased to $4.1 million in the first quarter of 2025 from $3.7 million in the first quarter of 2024 due to increased maintenance costs in 2025, the result of more severe winter weather.  Core processing expense increased $262 thousand from the first quarter of 2024 to $1.4 million in the first quarter of 2025.  All other noninterest expenses decreased $200 thousand as the Company continues to implement various cost saving initiatives.

Income Taxes. Income tax expense was $2.8 million for the three months ended March 31, 2025 compared to $2.2 million for the three months ended March 31, 2024. The increase in tax expense was primarily due to higher income before income taxes in 2025.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $27.5 million during the first three months of 2025 to $113.3 million from $85.7 million at December 31, 2024. The increase in the cash balances was primarily due to the Company intentionally holding more liquidity on its balance sheet at March 31, 2025.

Securities. The Company had securities available for sale totaling $1.28 billion as of March 31, 2025, compared to $1.27 billion at December 31, 2024. Net unrealized losses on the portfolio totaled $223.7 million at March 31, 2025, compared to $244.1 million at December 31, 2024.  The Company also restructured $23.9 million of available for sale securities and reinvested the proceeds into securities with yields approximately 260 basis points higher than those sold.  The earn back on the $1.3 million loss that was incurred on the sale is approximately 2.2 years.  The Company anticipates continued volatility in the bond market in 2025.

Loans. Net loans (excluding loans held for sale) decreased to $3.25 billion at March 31, 2025 from $3.27 billion at December 31, 2024. The decrease in 2025 is primarily due to reductions in commercial and construction loans.

The following tables present the amortized cost basis of the Company's commercial real estate portfolio segment by industry as of March 31, 2025 and December 31, 2024:

		% of Commercial		Weighted Average	Weighted Average
(In Thousands of Dollars)	Amortized Cost	Real Estate	% of Total Portfolio	Loan-to-Value	Occupancy
March 31, 2025
Commercial real estate
Retail	$344,890	21.78%	10.61%	53.49%	85.08%
Farmland	214,028	13.51%	6.58%	49.07%	100.00%
Warehouse/Industrial	179,382	11.33%	5.52%	54.24%	88.73%
Office	198,101	12.51%	6.09%	52.38%	74.51%
Multifamily	157,504	9.95%	4.84%	59.77%	85.74%
Medical	141,839	8.96%	4.36%	44.65%	92.59%
Hotel	42,945	2.71%	1.32%	45.08%	79.69%
Special Purpose	81,924	5.17%	2.52%	51.21%	98.85%
Restaurant	50,015	3.16%	1.54%	50.19%	100.00%
Multifamily - Construction	79,431	5.02%	2.44%	49.58%	29.96%
All Other	93,614	5.90%	2.88%	48.25%	95.00%
Total	$1,583,673	100.00%	48.70%

		% of Commercial		Weighted Average	Weighted Average
(In Thousands of Dollars)	Amortized Cost	Real Estate	% of Total Portfolio	Loan-to-Value	Occupancy
December 31, 2024
Commercial real estate
Retail	$345,354	21.75%	10.57%	53.93%	85.07%
Farmland	206,600	13.01%	6.32%	49.63%	100.00%
Warehouse/Industrial	186,316	11.73%	5.70%	54.26%	72.23%
Office	192,269	12.11%	5.88%	53.70%	74.06%
Multifamily	158,168	9.96%	4.84%	61.16%	85.75%
Medical	147,353	9.28%	4.51%	46.27%	92.60%
Hotel	44,301	2.79%	1.36%	45.24%	79.65%
Special Purpose	85,361	5.37%	2.61%	51.83%	98.53%
Restaurant	50,990	3.21%	1.56%	51.36%	100.00%
Multifamily - Construction	73,857	4.65%	2.26%	53.28%	29.61%
All Other	97,605	6.15%	2.99%	48.05%	94.97%
Total	$1,588,174	100.00%	48.07%

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The recorded investment balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	3/31/2025	12/31/2024	9/30/2024	6/30/2024	3/31/2024
Nonperforming loans	$20,724	$22,818	$19,076	$12,870	$11,951
Nonperforming loans as a % of total loans	0.64%	0.70%	0.58%	0.40%	0.38%
Non-performing assets	$20,902	$22,093	$19,137	$12,975	$12,215
Non-performing assets as a % of total assets	0.41%	0.45%	0.37%	0.25%	0.24%
Loans delinquent 30-89 days	$11,192	$13,032	$15,562	$18,546	$14,069
Loans delinquent 30-89 days as a % of total loans	0.34%	0.40%	0.47%	0.57%	0.44%
Allowance for credit losses	$35,549	$35,863	$36,186	$33,991	$33,159
Allowance for credit losses as a % of total loans	1.09%	1.10%	1.10%	1.05%	1.04%
Allowance for credit losses as a % of nonperforming loans	171.54%	157.17%	189.69%	264.11%	277.46%
Net charge-offs for the quarter	$336	$635	$4,612	$563	$1,011
Annualized net charge-offs to average net loans outstanding	0.04%	0.08%	0.58%	0.07%	0.13%

The Company's allowance for credit losses decreased to $35.5 million for the period ended March 31, 2025, from $35.9 million for the period ended December 31, 2024. This decline was primarily driven by a reduction in loan growth.  The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at March 31, 2025 is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased to $4.48 billion at March 31, 2025 from $4.27 billion at December 31, 2024. This increase was primarily due to growth in interest-bearing deposits from seasonality of public funds and customers seeking higher yields on their deposit balances. In addition, the Company acquired $85.0 million of brokered time deposits which it used to pay down short-term borrowings.

Short-term Borrowings. Total short-term borrowing balances decreased from $305.0 million at December 31, 2024 to $102.0 million at March 31, 2025. This decrease was due to the Company using the proceeds from deposits to pay down short-term borrowings.

Total Stockholders' Equity. Total stockholders’ equity increased to $429.1 million at March 31, 2025 from $406.0 million at December 31, 2024. The increase was primarily due to a $16.0 million decrease in the accumulated other comprehensive loss coupled with growth in retained earnings of $7.2 million due to $13.6 million of net income recognized during the quarter partially offset by dividends paid on outstanding common shares.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At March 31, 2025, the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 11.44%, total risk-based capital ratio stood at 14.87%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 11.92% and 8.52%, respectively, at March 31, 2025. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2025.

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

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s 2024 Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses and if there is any impairment of goodwill or other intangible. Additional information regarding these policies is included in the notes to the aforementioned 2024 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 4 (Loans), and the sections captioned “Loan Portfolio.”

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

For example, compared to the Company’s central scenario that is based on a four-quarter forecasted change in U.S. real GDP of 1.70% from 4Q2024 to 4Q2025, U.S. PCE inflation of 2.70%, and U.S. unemployment of 4.40%, the Company’s relative adverse scenario assumes a four-quarter forecast with a contraction of U.S. real GDP, a PCE inflation between 5.00% and 7.00% and an elevated U.S. unemployment rate between 6.00% and 7.00%. This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•	The impacts of changes in the MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.

•	Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of March 31, 2025, the Company compared the modeled estimates under its relative adverse scenario for two of the Company’s largest loan pools to its central scenario for the same loan pools. Without considering offsetting or correlated effects in other qualitative components of the Company’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:

•	An increase of approximately $657 thousand for residential real estate loans and lending-related commitments

•	An increase of approximately $1.15 million for commercial real estate non-owner occupied loans and lending-related commitments

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

Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Company believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended March 31, 2025.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At March 31, 2025, on a consolidated basis, Farmers had intangibles of $20.0 million subject to amortization and $167.4 million in goodwill, which was not subject to periodic amortization.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. At March 31, 2025, this line of credit totaled $25.0 million of which the Bank had not borrowed against. In addition, the Company has a revolving line of credit with a correspondent bank totaling $5.0 million. There was no balance on this line at March 31, 2025 and December 31, 2024. Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis. As of March 31, 2025, the Bank had $102.0 million in outstanding balances with the FHLB. Additional borrowing capacity at the FHLB was approximately $749.3 million at March 31, 2025. The Company also has access to the Federal Reserve Discount Window, which provides an additional source of funds with the posting of collateral. The Bank views its membership in the FHLB as a solid source of liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $734.2 million at March 31, 2025, and $692.4 million at December 31, 2024. Additionally, the Company has committed up to $20.2 million in subscriptions in SBIC investment funds. At March 31, 2025, the Company had invested $14.8 million in these funds.

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

Changes In Interest Rate	March 31, 2025	December 31, 2024	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+400	-7.6%	-9.0%	-12.5%
+300	-6.1%	-7.0%	-10.0%
+200	-4.1%	-4.7%	-7.5%
+100	-2.2%	-2.5%	-5.0%
-100	1.8%	2.2%	-5.0%
-200	3.1%	3.9%	-10.0%
-300	4.4%	5.5%	-15.0%
-400	4.6%	6.1%	-20.0%
Net Present Value Of Equity Change
+400	-33.3%	-37.2%	-12.5%
+300	-25.1%	-27.3%	-10.0%
+200	-16.1%	-17.7%	-7.5%
+100	-8.0%	-9.0%	-5.0%
-100	4.4%	5.5%	-10.0%
-200	5.1%	7.1%	-15.0%
-300	1.5%	4.4%	-20.0%
-400	-3.3%	1.5%	-25.0%

The yield curve has changed dramatically over the past three years. From March 2022 to July 2023, in an intense effort to diffuse inflation, the Federal Open Market Committee raised the discount rate from 0.25% to 5.50%. The committee then held the discount rate at 5.50% until September 2024 when they cut the discount rate by a total of 100 basis points over the last four months of 2024. These rate cuts were an attempt to guide the economy into a “soft landing”, where the still comparatively elevated rate was set at a level that was intended to continue to bring down inflation without harming the job market or the economy.  There have been no further changes to the discount rate in the first quarter of 2025.

The above table presents results in the up rate scenarios that exceed internal policy limits for the Economic Value of Equity (“EVE”) for both of the periods presented. This unprecedented outcome was created by the events occurring over the past five years, namely, the massive influx of liquidity in the form of deposits in 2020 and 2021 from government assistance while interest rates were at their lowest; the deployment of these funds at the prevailing low rates; and now the usage of the deposits as consumers utilize their deposits in an effort to maintain living standards in this highly inflationary economy, which prevents the Company from investing in the higher rates that are now available. With the EVE model moving rates even higher than the current rates, it further exacerbates the differential between market rates and book rates, thereby creating the out of internal policy consequence. To mitigate these results, the Company has prioritized employing strategies to shrink the longer duration investment portfolio and replace the balances with assets having a shorter duration, including loans, in an effort to close the gap between the book and market rates. Any growth in lending will be done in a measured manner given the uncertain economic backdrop that exists today. The Company recognizes the risk that is inherent in growing loans but feels that its historical record of prudent underwriting, its low loan to deposit ratio and its strong credit metrics provide the ability to pursue solid opportunities in the marketplace. In addition, any loan growth will be broad based and will encompass consumer, indirect, 1-4 family, commercial and industrial and commercial real estate, so as not to increase the risk in any one portfolio or sector.

The remaining results of the simulations in the table above indicate that interest rate change results fall within internal limits established by the Company at both March 31, 2025, and December 31, 2024. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 except as set forth below:

Significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding these changes may cause economic disruptions which could adversely impact our business, results of operations and financial condition.

The current U.S. administration has implemented significant changes in federal priorities in the operations, structure, and policy focus of various federal agencies, as well as regulatory priorities, policy approaches and interpretations of existing laws by those federal agencies. Moreover, leadership transitions at key federal agencies have impacted and may continue to impact rulemaking, supervision, enforcement, and examination priorities across the financial regulatory landscape. These developments may have varying and unpredictable effects on the banking and financial services industry that, which makes it difficult to anticipate and mitigate attendant risks. Compliance with changing federal and regulatory priorities could, among other things, increase the costs of operating our business, reduce the demand for our products and services, impact our ability to achieve our business goals, and increase our legal, operational and reputational risks, any or all of which could materially adversely affect our results of operations.

The current U.S. administration also has implemented rapid shifts in macroeconomic policies, such as those relating to trade restrictions and tariffs, which have created significant uncertainties regarding U.S. economic growth, the potential for recession, and concerns over inflation. In order to mitigate the impact of unpredictable U.S. actions, global companies and governments may reduce the use of the U.S. dollar in world trade and financial transactions, which could result in further volatility in the financial markets and U.S. economy. Slow economic growth, economic contraction or recession, or shifts in broader consumer and business trends in the U.S. generally and regions we serve could significantly impact our ability to originate loans, the ability of borrowers to repay loans, and the value of the collateral securing loans.

Other political and economic events within the United States, including changes in or disagreements over U.S. monetary policy and actions of the Federal Reserve, disagreements over long-term federal budget and deficit reduction plans, the threat of a U.S. government shutdown, disagreements over, or threats not to increase, the U.S. government’s borrowing limit, and risk of further downgrade of the ratings of U.S. government debt obligations, also may negatively impact financial markets and the U.S. and regional economy.

Further, the perception of the potential for additional, significant changes in federal regulatory or economic policy also has increased uncertainty and may exacerbate declines in investor and consumer confidence, which in turn may adversely impact financial markets and the broader economy of the U.S. and the economy of regions we serve, perhaps suddenly and to a significant degree.

Regional business and economic conditions are a major driver of our results of operations. Difficult conditions in the regional business and economic environment, including those caused by the lack of stability and predictability of U.S. policymaking, may materially adversely affect our operating expenses, the quality of our assets, credit losses, and the demand for our products and services.

For further discussion of risk factors related to the Company, refer to Part 1, Item 1A, “Risk Factors,” contained in the Company’s 2024 Annual Report on Form10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
Beginning balance				497,047
January 1 - 31	2,358	$13.91	0	497,047
February 1 - 28	45,194	14.40	0	497,047
March 1 - 31	0	0	0	497,047
Ending balance	47,552	14.37	0	497,047

There was no treasury stock activity under the program during the three month period ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

10.1*	Farmers National Banc Corp. 2025 Form of Notice of Grant of Long-term Incentive Plan Awards under 2022 Equity Incentive Plan (filed herewith).

10.2*	Farmers National Banc Corp. 2025 Form of Performance-based Equity Award under 2022 Equity Incentive Plan (filed herewith).

10.3*	Farmers National Banc Corp. 2025 Form of Service-based Restricted Stock Award under 2022 Equity Incentive Plan (filed herewith).

10.4*	Farmers National Banc Corp. 2025 Form of Performance-based Cash Award under 2022 Equity Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

* Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: May 8, 2025

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 8, 2025

/s/ A. Troy Adair
A. Troy Adair Senior Executive Vice President, Chief Financial Officer and Secretary