Form 10-Q
period 2025-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2025-08-07
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Stock, No Par Value	37,646,549 shares

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	June 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$20,100	$20,426
Federal funds sold and other	70,640	65,312
TOTAL CASH AND CASH EQUIVALENTS	90,740	85,738
Securities available for sale (Amortized cost $1,497,929 in 2025 and $1,510,681 in 2024)	1,274,899	1,266,553
Other investments	42,410	45,405
Loans held for sale, at fair value	2,174	5,005
Loans	3,303,359	3,268,346
Less allowance for credit losses	38,563	35,863
NET LOANS	3,264,796	3,232,483
Premises and equipment, net	55,788	52,274
Goodwill	167,450	167,450
Other intangibles, net	19,281	20,750
Bank owned life insurance	117,624	101,418
Tax credit investments	34,294	22,000
Other assets	108,972	119,848
TOTAL ASSETS	$5,178,428	$5,118,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$995,865	$965,507
Interest-bearing	3,325,564	3,226,321
Brokered time deposits	74,988	74,951
TOTAL DEPOSITS	4,396,417	4,266,779
Short-term borrowings	203,000	305,000
Long-term borrowings	86,428	86,150
Other liabilities	54,835	54,967
TOTAL LIABILITIES	4,740,680	4,712,896
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized; 39,321,709 shares issued in 2025 and 2024; 37,641,666 and 37,585,612 shares outstanding, respectively	365,790	366,059
Retained earnings	271,869	257,173
Accumulated other comprehensive (loss)	(176,738)	(193,265)
Treasury stock, at cost; 1,680,043 and 1,736,097 shares in 2025 and 2024, respectively	(23,173)	(23,939)
TOTAL STOCKHOLDERS' EQUITY	437,748	406,028
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,178,428	$5,118,924

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$47,050	$46,513	$93,758	$91,530
Taxable securities	7,384	6,813	14,480	13,227
Tax exempt securities	2,377	2,455	4,828	5,090
Dividends	462	322	1,003	684
Federal funds sold and other interest income	429	743	939	1,369
TOTAL INTEREST AND DIVIDEND INCOME	57,702	56,846	115,008	111,900
INTEREST EXPENSE
Deposits	20,240	20,160	39,957	38,549
Short-term borrowings	1,536	3,584	3,954	7,524
Long-term borrowings	1,005	1,036	1,980	2,074
TOTAL INTEREST EXPENSE	22,781	24,780	45,891	48,147
NET INTEREST INCOME	34,921	32,066	69,117	63,753
Provision for credit losses	3,586	1,395	3,608	1,125
(Credit) for unfunded commitments	(38)	(283)	(264)	(462)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	31,373	30,954	65,773	63,090
NONINTEREST INCOME
Service charges on deposit accounts	1,749	1,846	3,507	3,429
Bank owned life insurance income	832	652	1,642	1,359
Trust fees	2,596	2,345	5,237	4,854
Insurance agency commissions	1,828	1,255	3,569	2,783
Security gains (losses), including fair value changes for equity securities	36	(124)	(1,278)	(2,244)
Retirement plan consulting fees	783	623	1,581	1,241
Investment commissions	721	478	1,250	910
Net gains on sale of loans	329	417	655	714
Other mortgage banking income, net	27	192	174	317
Debit card and EFT fees	2,017	1,760	3,882	3,327
Other operating income	1,204	162	2,384	1,273
TOTAL NONINTEREST INCOME	12,122	9,606	22,603	17,963
NONINTEREST EXPENSES
Salaries and employee benefits	14,722	14,558	30,888	29,627
Occupancy and equipment	4,119	3,815	8,258	7,545
FDIC insurance and state and local taxes	1,262	1,185	2,524	2,530
Professional fees	1,026	1,194	2,223	2,448
Advertising	454	445	910	876
Intangible amortization	735	630	1,469	1,318
Core processing charges	1,401	1,099	2,798	2,234
Other operating expenses	3,456	3,477	6,631	6,864
TOTAL NONINTEREST EXPENSES	27,175	26,403	55,701	53,442
INCOME BEFORE INCOME TAXES	16,320	14,157	32,675	27,611
INCOME TAXES	2,410	2,374	5,187	4,588
NET INCOME	$13,910	$11,783	$27,488	$23,023
EARNINGS PER SHARE - basic	$0.37	$0.32	$0.73	$0.62
EARNINGS PER SHARE - diluted	$0.37	$0.31	$0.73	$0.61

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
NET INCOME	$13,910	$11,783	$27,488	$23,023
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	655	(8,285)	19,764	(27,460)
Reclassification adjustment for losses realized in income on sales	0	126	1,334	2,259
Reclassification adjustment for (gains) losses realized in income on fair value hedge	58	211	(177)	1,556
Net unrealized holding gains (losses)	713	(7,948)	20,921	(23,645)
Income tax effect	(150)	1,669	(4,394)	4,966
Unrealized holding gains (losses), net of reclassification and tax	563	(6,279)	16,527	(18,679)
Change in funded status of post-retirement plan, net of tax	0	0	0	0
Other comprehensive income (loss), net of tax	563	(6,279)	16,527	(18,679)
TOTAL COMPREHENSIVE INCOME	$14,473	$5,504	$44,015	$4,344

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2024	$366,059	$257,173	$(193,265)	$(23,939)	$406,028
Net income		13,578			13,578
Other comprehensive income			15,964		15,964
Restricted share issuance	(491)			491	0
Stock based compensation expense	642				642
Vesting of Incentive Plan	(565)			565	0
Share forfeitures for taxes				(683)	(683)
Dividends paid at $0.17 per share		(6,395)			(6,395)
Balance March 31, 2025	$365,645	$264,356	$(177,301)	$(23,566)	$429,134
Net income		13,910			13,910
Other comprehensive (loss)			563		563
Restricted share issuance	(421)			421	0
Stock based compensation expense	645				645
Vesting of Incentive Plan	(79)			79	0
Share forfeitures for taxes				(107)	(107)
Dividends paid at $0.17 per share		(6,397)			(6,397)
Balance June 30, 2025	$365,790	$271,869	$(176,738)	$(23,173)	$437,748

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2023	$365,305	$236,757	$(172,554)	$(25,093)	$404,415
Net income		11,240			11,240
Other comprehensive (loss)			(12,400)		(12,400)
Restricted share issuance	(363)			367	4
Restricted share forfeitures	153			(155)	(2)
Stock based compensation expense	662				662
Vesting of Incentive Plan	(914)			919	5
Share forfeitures for taxes				(529)	(529)
Dividends paid at $0.17 per share		(6,369)			(6,369)
Balance March 31, 2024	$364,843	$241,628	$(184,954)	$(24,491)	$397,026
Net income		11,783			11,783
Other comprehensive (loss)			(6,279)		(6,279)
Restricted share issuance	(484)			489	5
Stock based compensation expense	626				626
Share forfeitures for taxes				(79)	(79)
Dividends paid at $0.17 per share		(6,388)			(6,388)
Balance June 30, 2024	$364,985	$247,023	$(191,233)	$(24,081)	$396,694

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Six Months Ended
	June 30,	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,488	$23,023
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	3,608	1,125
Credit for unfunded loans	(264)	(462)
Depreciation and amortization	3,349	3,103
Net amortization (accretion) of securities	(181)	330
Available for sale security losses	1,334	2,259
Realized gains on equity securities	(56)	(15)
Gains on premises and equipment sales and disposals, net	(113)	0
Stock compensation expense	1,287	1,288
Earnings on bank owned life insurance	(1,531)	(1,275)
Income recognized from death benefit on bank owned life insurance	(111)	(84)
Origination of loans held for sale	(38,327)	(35,222)
Proceeds from loans held for sale	40,213	35,476
Net gains on sale of loans	(655)	(714)
Net change in other assets and liabilities	(6,353)	1,474
NET CASH FROM OPERATING ACTIVITIES	29,688	30,306
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	33,680	26,308
Proceeds from sales of securities available for sale	23,901	44,756
Purchases of securities available for sale	(45,983)	(45,883)
Proceeds from sales of equity securities	55	41
Purchase of equity securities	(57)	(42)
Proceeds from maturities and repayments of SBIC funds	910	556
Purchases of SBIC funds	(2,465)	(520)
Proceeds from redemption of regulatory stock	11,945	5,224
Purchase of regulatory stock	(7,337)	(7,527)
Loan originations and payments, net	(29,458)	(32,285)
Purchase of portfolio loans	(8,044)	(8,069)
Proceeds from loans held for sale previously classified as portfolio loans	3,445	1,594
Proceeds from BOLI death benefit	460	551
Purchase of company owned life insurance	(15,000)	0
Proceeds from land, building and equipment sales	298	0
Additions to premises and equipment	(5,092)	(3,778)
NET CASH FROM INVESTING ACTIVITIES	(38,742)	(19,074)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	129,638	28,449
Net change in short-term borrowings	(102,000)	51,000
Cash dividends paid	(12,727)	(12,688)
Cash paid for withholding taxes on share-based awards	(855)	(664)
NET CASH FROM FINANCING ACTIVITIES	14,056	66,097
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,002	77,329
Beginning cash and cash equivalents	85,738	103,658
Ending cash and cash equivalents	$90,740	$180,987
Supplemental cash flow information:
Interest paid	$46,658	$55,188
Supplemental noncash disclosures:
Issuance of stock awards	$1,556	$2,049
Transfer of loans to loans held for sale	$1,845	$0
Lease liabilities arising from obtaining right-of-use assets	$273	$0

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of June 30, 2025. Outstanding shares at  June 30, 2025 were 37,641,666.

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

Business Combinations:

On December 16, 2024, Farmers Trust acquired substantially all of the assets of Crest Retirement Advisors, LLC, for $600,000, with an additional $400,000 in contingent consideration payable over two years.  Intangible assets of $770,000 were recorded along with goodwill of $4,000.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at  June 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). No allowance for credit losses have been recognized for the securities portfolio at June 30, 2025 or December 31, 2024.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
June 30, 2025
U.S. Treasury and U.S. government sponsored entities	$121,056	$26	$(11,845)	$109,237
State and political subdivisions	594,437	1,210	(109,647)	486,000
Corporate bonds	17,569	210	(504)	17,275
Mortgage-backed securities	605,297	394	(96,746)	508,945
Collateralized mortgage obligations	157,115	438	(6,384)	151,169
Small Business Administration	2,455	0	(182)	2,273
Totals	$1,497,929	$2,278	$(225,308)	$1,274,899

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. Treasury and U.S. government sponsored entities	$132,292	$0	$(17,185)	$115,107
State and political subdivisions	609,950	1,294	(106,364)	504,880
Corporate bonds	17,849	172	(573)	17,448
Mortgage-backed securities	605,350	34	(112,517)	492,867
Collateralized mortgage obligations	142,525	85	(8,834)	133,776
Small Business Administration	2,715	0	(240)	2,475
Totals	$1,510,681	$1,585	$(245,713)	$1,266,553

The proceeds from sales of available-for-sale securities and the associated gains and losses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands of Dollars)	2025	2024	2025	2024
Proceeds	$0	$464	$23,901	$44,756
Gross gains	0	0	0	17
Gross losses	0	(125)	(1,334)	(2,276)

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call, or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2025
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$3,493	$3,485
One to five years	56,426	51,968
Five to ten years	176,719	161,858
Beyond ten years	496,424	395,201
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	764,867	662,387
Total	$1,497,929	$1,274,899

The following table summarizes the investment securities with unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
June 30, 2025

U.S. Treasury and U.S. government sponsored entities	$1,045	$(13)	$107,303	$(11,832)	$108,348	$(11,845)
State and political subdivisions	36,417	(2,310)	412,515	(107,337)	448,932	(109,647)
Corporate bonds	3,724	(42)	8,415	(462)	12,139	(504)
Mortgage-backed securities	9,399	(79)	452,400	(96,667)	461,799	(96,746)
Collateralized mortgage obligations	67,299	(797)	51,047	(5,587)	118,346	(6,384)
Small Business Administration	0	0	2,273	(182)	2,273	(182)
Total	$117,884	$(3,241)	$1,033,953	$(222,067)	$1,151,837	$(225,308)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2024

U.S. Treasury and U.S. government sponsored entities	$4,592	$(320)	$110,515	$(16,865)	$115,107	$(17,185)
State and political subdivisions	66,436	(4,946)	400,911	(101,418)	467,347	(106,364)
Corporate bonds	4,303	(146)	8,568	(427)	12,871	(573)
Mortgage-backed securities	30,143	(365)	460,172	(112,152)	490,315	(112,517)
Collateralized mortgage obligations	65,046	(2,210)	51,405	(6,624)	116,451	(8,834)
Small Business Administration	0	0	2,475	(240)	2,475	(240)
Total	$170,520	$(7,987)	$1,034,046	$(237,726)	$1,204,566	$(245,713)

As of June 30, 2025, the Company’s security portfolio consisted of 923 securities, 818 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. The Company does not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of June 30, 2025, the Company has not recorded an allowance for credit losses on available for sale (“AFS”) securities.

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

Equity Securities

The Company also holds equity securities which include $16.0 million in Small Business Investment Company (“SBIC”) partnership investments as well as $336,000 in local and regional bank holdings and other miscellaneous equity funds at June 30, 2025. At December 31, 2024, the Company held $14.5 million in SBIC investments and $277,000 in local and regional bank holdings and other miscellaneous equity funds. These investments are held at modified cost and any changes in the modified costs are recognized in income in both 2025 and 2024.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2025	December 31, 2024
Commercial real estate
Owner occupied	$402,058	$391,302
Non-owner occupied	703,132	695,699
Farmland	216,905	206,786
Other	279,972	295,713
Commercial
Commercial and industrial	363,009	349,966
Agricultural	53,694	55,606
Residential real estate
1-4 family residential	849,443	845,081
Home equity lines of credit	171,312	158,014
Consumer
Indirect	227,612	232,822
Direct	17,761	19,143
Other	7,990	7,989
Total loans	$3,292,888	$3,258,121
Net deferred loan costs	10,471	10,225
Allowance for credit losses	(38,563)	(35,863)
Net loans	$3,264,796	$3,232,483

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six month periods ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$19,480	$4,383	$7,065	$4,621	$35,549
Provision for credit losses	2,149	901	191	345	3,586
Loans charged off	(22)	(341)	(58)	(327)	(748)
Recoveries	20	30	12	114	176
Total ending allowance balance	$21,627	$4,973	$7,210	$4,753	$38,563

Six Months Ended June 30, 2025

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$19,259	$4,628	$7,271	$4,705	$35,863
Provision (Credit) for credit losses	2,412	776	(43)	463	3,608
Loans charged off	(66)	(654)	(77)	(649)	(1,446)
Recoveries	22	223	59	234	538
Total ending allowance balance	$21,627	$4,973	$7,210	$4,753	$38,563

Three Months Ended June 30, 2024

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$17,481	$4,543	$6,840	$4,295	$33,159
(Credit) Provision for credit losses	(258)	428	628	597	1,395
Loans charged off	0	(372)	(51)	(238)	(661)
Recoveries	0	29	5	64	98
Total ending allowance balance	$17,223	$4,628	$7,422	$4,718	$33,991

Six Months Ended  June 30, 2024

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$18,150	$5,087	$6,916	$4,287	$34,440
(Credit) Provision for credit losses	(799)	490	559	875	1,125
Loans charged off	(146)	(1,015)	(81)	(701)	(1,943)
Recoveries	18	66	28	257	369
Total ending allowance balance	$17,223	$4,628	$7,422	$4,718	$33,991

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to June 30, 2025. As of June 30, 2025, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, stable trend in unemployment rate, and a level trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from  June 30, 2024 to June 30, 2025 is largely attributed to three commercial real estate non-owner occupied relationships individually evaluated and specifically reserved for, loss ratio trends of commercial real estate non-owner occupied, and increased loan balances. These factors were partially offset by adjustments made to the maximum loss rates that anchor the qualitative factors and adjustments to the Portfolio Composition and Growth qualitative factor.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2025 and December 31, 2024:

	Nonaccrual with	Nonaccrual with	Loans past due
	no allowance	an allowance	over 89 days
(In Thousands of Dollars)	for credit loss	for credit loss	still accruing
June 30, 2025
Commercial real estate
Owner occupied	$195	$401	$0
Non-owner occupied	1,976	16,702	0
Farmland	0	50	0
Other	0	1,082	0
Commercial
Commercial and industrial	182	3,231	0
Agricultural	0	256	0
Residential real estate
1-4 family residential	664	2,019	0
Home equity lines of credit	30	441	0
Consumer
Indirect	11	561	0
Direct	0	18	0
Other	0	0	0
Total loans	$3,058	$24,761	$0

	Nonaccrual with	Nonaccrual with	Loans past due
	no allowance	an allowance	over 89 days
(In Thousands of Dollars)	for credit loss	for credit loss	still accruing
December 31, 2024
Commercial real estate
Owner occupied	$0	$937	$0
Non-owner occupied	0	8,105	0
Farmland	1,757	3	0
Other	0	0	525
Commercial
Commercial and industrial	145	3,713	0
Agricultural	177	183	0
Residential real estate
1-4 family residential	513	3,967	90
Home equity lines of credit	94	409	0
Consumer
Indirect	37	463	0
Direct	66	34	0
Other	0	0	0
Total loans	$2,789	$17,814	$615

The above table for the period ending December 31, 2024 does not include a $1.52 million owner occupied commercial real estate loan and a $77,000 commercial & industrial loan that were held for sale and in nonaccrual status. There were no loans that were held for sale and in nonaccrual status for the period ending  June 30, 2025.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2025 and December 31, 2024:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
June 30, 2025
Commercial real estate
Owner occupied	$346	$0	$0	$0
Non-owner occupied	29,473	0	0	0
Farmland	0	0	0	0
Other	1,082	0	0	0
Commercial
Commercial and industrial	0	2,485	0	0
Agricultural	0	0	0	0
Residential real estate
1-4 family residential	3,203	0	0	0
Home equity lines of credit	249	0	0	0
Consumer
Indirect	0	0	30	0
Direct	0	0	6	0
Other	0	0	0	0
Total loans	$34,353	$2,485	$36	$0

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2024
Commercial real estate
Owner occupied	$0	$0	$0	$0
Non-owner occupied	8,119	0	0	0
Farmland	1,757	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	0	2,591	0	0
Agricultural	0	177	0	0
Residential real estate
1-4 family residential	3,573	0	0	0
Home equity lines of credit	264	0	0	0
Consumer
Indirect	0	0	70	0
Direct	0	0	9	66
Other	0	0	0	0
Total loans	$13,713	$2,768	$79	$66

The following tables present the aging of the amortized cost basis in past due loans as of June 30, 2025 and December 31, 2024 by class of loans.

			90 Days
			or More
	30-59 Days	60-89 Days	Past Due	Total	Loans Not
(In Thousands of Dollars)	Past Due	Past Due	and Nonaccrual	Past Due	Past Due	Total
June 30, 2025
Commercial real estate
Owner occupied	$1,684	$0	$596	$2,280	$399,553	$401,833
Non-owner occupied	551	0	18,678	19,229	683,526	702,755
Farmland	1,450	216	50	1,716	215,021	216,737
Other	0	0	1,082	1,082	278,377	279,459
Commercial
Commercial and industrial	1,391	378	3,413	5,182	359,378	364,560
Agricultural	353	185	256	794	53,792	54,586
Residential real estate
1-4 family residential	7,208	1,874	2,683	11,765	838,312	850,077
Home equity lines of credit	618	79	471	1,168	170,336	171,504
Consumer
Indirect	1,420	248	572	2,240	233,797	236,037
Direct	66	0	18	84	17,734	17,818
Other	5	1	0	6	7,987	7,993
Total loans	$14,746	$2,981	$27,819	$45,546	$3,257,813	$3,303,359

			90 Days
			or More
	30-59 Days	60-89 Days	Past Due	Total	Loans Not
(In Thousands of Dollars)	Past Due	Past Due	and Nonaccrual	Past Due	Past Due	Total
December 31, 2024
Commercial real estate
Owner occupied	$95	$446	$937	$1,478	$389,630	$391,108
Non-owner occupied	15	52	8,105	8,172	687,112	695,284
Farmland	53	0	1,760	1,813	204,787	206,600
Other	0	113	525	638	294,543	295,181
Commercial
Commercial and industrial	941	324	3,858	5,123	346,410	351,533
Agricultural	284	26	360	670	55,759	56,429
Residential real estate
1-4 family residential	6,688	1,943	4,570	13,201	832,338	845,539
Home equity lines of credit	104	0	503	607	157,532	158,139
Consumer
Indirect	1,385	473	500	2,358	238,997	241,355
Direct	59	30	100	189	18,996	19,185
Other	0	1	0	1	7,992	7,993
Total loans	$9,624	$3,408	$21,218	$34,250	$3,234,096	$3,268,346

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and June 30, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

Three Months Ended June 30, 2025	Amortized Cost
				Combination		% of Total
				Term Extension		Class of
	Payment	Term	Interest Rate	and Interest		Financing
(In Thousands of Dollars)	Deferral	Extension	Reduction	Rate Reduction	Total	Receivable
Commercial real estate
Non-owner occupied	$0	$11,128	$0	$0	$11,128	0.02%
Commercial
Commercial and industrial	0	0	0	58	$58	0.00%
Residential real estate
1-4 family residential	103	0	0	0	$103	0.00%
Home equity lines of credit	0	0	0	75	$75	0.00%
Total modifications to borrowers experiencing financial difficulty	$103	$11,128	$0	$133	$11,364	0.00%

Six Months Ended June 30, 2025	Amortized Cost
				Combination		% of Total
				Term Extension		Class of
	Payment	Term	Interest Rate	and Interest		Financing
(In Thousands of Dollars)	Deferral	Extension	Reduction	Rate Reduction	Total	Receivable
Commercial real estate
Non-owner occupied	$0	$11,128	$0	$0	$11,128	0.02%
Commercial
Commercial and industrial	124	0	0	58	$182	0.00%
Residential real estate
1-4 family residential	103	0	0	0	$103	0.00%
Home equity lines of credit	0	14	0	75	$89	0.00%
Total modifications to borrowers experiencing financial difficulty	$227	$11,142	$0	$133	$11,502	0.00%

Three Months Ended June 30, 2024	Amortized Cost
				Combination		% of Total
				Term Extension		Class of
	Payment	Principal	Interest Rate	and Interest		Financing
(In Thousands of Dollars)	Deferral	Forgiveness	Reduction	Rate Reduction	Total	Receivable
Residential real estate
Home equity lines of credit	$0	$0	$0	$20	$20	0.01%
Total modifications to borrowers experiencing financial difficulty	$0	$0	$0	$20	$20	0.00%

Six Months Ended June 30, 2024	Amortized Cost
				Combination		% of Total
				Term Extension		Class of
	Payment	Principal	Interest Rate	and Interest		Financing
(In Thousands of Dollars)	Deferral	Forgiveness	Reduction	Rate Reduction	Total	Receivable
Residential real estate
1-4 family residential	$0	$0	$29	$20	$49	0.03%
Total modifications to borrowers experiencing financial difficulty	$0	$0	$29	$20	$49	0.00%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and June 30, 2024:

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average	Weighted-Average Years	Weighted-Average
	Principal Deferred	Added to the Life	Contractual Interest Rate
Three Months Ended June 30, 2025			From	To
Commercial real estate
Non-owner occupied		1
Commercial
Commercial and industrial		6	10.25%	8.00%
Residential real estate
1-4 family residential	$6
Home equity lines of credit		10	7.75%	4.00%

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average	Weighted-Average Years	Weighted-Average
	Principal Deferred	Added to the Life	Contractual Interest Rate
Six Months Ended June 30, 2025			From	To
Commercial real estate
Non-owner occupied		1
Commercial
Commercial and industrial	$112	6	10.25%	8.00%
Residential real estate
1-4 family residential	6
Home equity lines of credit		9	7.75%	4.00%

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average	Weighted-Average Years	Weighted-Average
	Principal Deferred	Added to the Life	Contractual Interest Rate
Three Months Ended June 30, 2024			From	To
Residential real estate
Home Equity Lines of Credit		10	10.75%	7.25%

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average	Weighted-Average Years	Weighted-Average
	Principal Deferred	Added to the Life	Contractual Interest Rate
Six Months Ended June 30, 2024			From	To
Residential real estate
1-4 family residential		10	10.45%	5.92%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the three and six months ended June 30, 2025 and June 30, 2024:

Three Months Ended June 30, 2025	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$11,128	$0	$0
Commercial
Commercial and industrial	0	0	0
Residential real estate
1-4 family residential	103	0	0
Home equity lines of credit	75	0	0
Total accruing restructured loans	$11,306	$0	$0

Nonaccrual restructured loans
Commercial real estate
Non-owner occupied	$0	$0	$0
Commercial
Commercial and industrial	58	0	0
Residential real estate
1-4 family residential	0	0	0
Home equity lines of credit	0	0	0
Total nonaccrual restructured loans	58	0	0
Total restructured loans	$11,364	$0	$0

Six Months Ended June 30, 2025	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$11,128	$0	$0
Commercial
Commercial and industrial	0	0	0
Residential real estate
1-4 family residential	103	0	0
Home equity lines of credit	89	0	0
Total accruing restructured loans	$11,320	$0	$0

Nonaccrual restructured loans
Commercial real estate
Non-owner occupied	$0	$0	$0
Commercial
Commercial and industrial	58	0	124
Residential real estate
1-4 family residential	0	0	0
Home equity lines of credit	0	0	0
Total nonaccrual restructured loans	$58	$0	$124
Total restructured loans	$11,378	$0	$124

Three Months Ended June 30, 2024	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Residential real estate
Home equity lines of credit	$20	$0	$0
Total accruing restructured loans	$20	$0	$0

Nonaccrual restructured loans
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$20	$0	$0

Six Months Ended June 30, 2024	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Residential real estate
Home equity lines of credit	$20	$0	$0
Total accruing restructured loans	$20	$0	$0

Nonaccrual restructured loans
Residential real estate
Home equity lines of credit	0	29	0
Total nonaccrual restructured loans	$0	$29	$0
Total restructured loans	$20	$29	$0

As of June 30, 2025, the Company had no commitments to lend any additional funds on restructured loans.

The following table presents the amortized cost basis of loans that had a payment default during the three and six months ended June 30, 2025 and  June 30, 2024, and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For purposes of this disclosure a default occurs when within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms:

Three Months Ended June 30, 2025	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Commercial
Commercial and industrial	$0	$0	$0	$0
Residential real estate
Home equity lines of credit	0	0	0	0
Total modifications to borrowers experiencing financial difficulty	$0	$0	$0	$0

Six Months Ended June 30, 2025	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Commercial
Commercial and industrial	$124	$0	$0	$0
Residential real estate
Home equity lines of credit	0	0	0	19
Total modifications to borrowers experiencing financial difficulty	$124	$0	$0	$19

Three Months Ended June 30, 2024	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Residential real estate
Home equity lines of credit	$0	$0	$29	$0
Total modifications to borrowers experiencing financial difficulty	$0	$0	$29	$0

Six Months Ended June 30, 2024	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Residential real estate
1-4 family residential	$0	$0	$30	$41
Home equity lines of credit	0	0	29	0
Total modifications to borrowers experiencing financial difficulty	$0	$0	$59	$41

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

The following table presents total loans by risk categories and year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(In Thousands of Dollars)							Revolving
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$31,538	$50,068	$55,261	$43,181	$57,614	$154,668	$2,236	$394,566
Special mention	0	670	1,822	0	1,094	79	0	3,665
Substandard	0	0	1,349	588	1	1,664	0	3,602
Total commercial real estate - Owner occupied loans	$31,538	$50,738	$58,432	$43,769	$58,709	$156,411	$2,236	$401,833

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$22	$0	$0	$22

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$34,515	$63,118	$50,257	$121,201	$77,106	$288,451	$9,619	$644,267
Special mention	0	0	0	4,021	309	4,462	200	8,992
Substandard	0	6,932	127	7,339	10,461	22,988	0	47,847
Doubtful	0	0	0	0	1,649	0	0	1,649
Total commercial real estate - Non-owner occupied loans	$34,515	$70,050	$50,384	$132,561	$89,525	$315,901	$9,819	$702,755

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Farmland:
Risk Rating
Pass	$10,645	$26,256	$24,145	$37,260	$17,535	$96,783	$3,360	$215,984
Special mention	0	81	0	0	0	0	0	81
Substandard	0	0	0	0	360	312	0	672
Total commercial real estate - Farmland loans	$10,645	$26,337	$24,145	$37,260	$17,895	$97,095	$3,360	$216,737

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$44	$0	$44

Commercial real estate - Other:
Risk Rating
Pass	$15,329	$44,333	$90,026	$64,039	$27,500	$26,284	$2,122	$269,633
Special mention	0	0	0	7,315	0	1,407	0	8,722
Substandard	0	0	970	0	111	23	0	1,104
Total commercial real estate - Other loans	$15,329	$44,333	$90,996	$71,354	$27,611	$27,714	$2,122	$279,459

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$46,742	$75,552	$62,669	$46,730	$16,356	$24,163	$79,742	$351,954
Special mention	0	0	0	2,418	305	169	1,919	4,811
Substandard	0	248	54	2,837	863	1,759	2,034	7,795
Total commercial - Commercial and industrial loans	$46,742	$75,800	$62,723	$51,985	$17,524	$26,091	$83,695	$364,560

Commercial - Commercial and industrial: Current period gross write-offs	$0	$79	$144	$189	$56	$47	$28	$543

Commercial - Agricultural:
Risk Rating
Pass	$6,277	$8,177	$9,355	$10,119	$3,656	$1,682	$15,056	$54,322
Special mention	0	0	0	0	0	0	0	0
Substandard	0	66	33	44	29	92	0	264
Total commercial - Agricultural loans	$6,277	$8,243	$9,388	$10,163	$3,685	$1,774	$15,056	$54,586

Commercial - Agricultural: Current period gross write-offs	$0	$81	$16	$1	$0	$13	$0	$111

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$37,221	$90,715	$66,211	$150,974	$146,564	$352,168	$3,541	$847,394
Nonperforming	0	0	412	168	379	1,724	0	2,683
Total residential real estate - 1-4 family residential loans	$37,221	$90,715	$66,623	$151,142	$146,943	$353,892	$3,541	$850,077

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$0	$18	$31	$0	$49

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$26	$116	$433	$127	$4,652	$165,679	$171,033
Nonperforming	0	0	0	99	0	372	0	471
Total residential real estate - Home equity lines of credit loans	$0	$26	$116	$532	$127	$5,024	$165,679	$171,504

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$28	$0	$0	$0	$28

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$36,226	$67,297	$46,906	$39,221	$19,028	$26,787	$0	$235,465
Nonperforming	0	78	115	75	151	153	0	572
Total consumer - Indirect loans	$36,226	$67,375	$47,021	$39,296	$19,179	$26,940	$0	$236,037

Consumer - Indirect: Current period gross write-offs	$0	$139	$8	$33	$40	$299	$0	$519

Consumer - Direct:
Payment Performance
Performing	$2,309	$2,050	$1,767	$1,515	$821	$9,005	$333	$17,800
Nonperforming	0	0	7	2	0	9	0	18
Total consumer - Direct loans	$2,309	$2,050	$1,774	$1,517	$821	$9,014	$333	$17,818

Consumer - Direct: Current period gross write-offs	$0	$6	$10	$7	$0	$12	$0	$35

Consumer - Other:
Payment Performance
Performing	$0	$1	$0	$101	$64	$364	$7,463	$7,993
Nonperforming	0	0	0	0	0	0	0	0
Total consumer - Other loans	$0	$1	$0	$101	$64	$364	$7,463	$7,993

Consumer - Other: Current period gross write-offs	$0	$0	$5	$0	$1	$89	$0	$95

	Term Loans Amortized Cost Basis by Origination Year
(In Thousands of Dollars)							Revolving
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$45,588	$56,389	$46,323	$60,179	$45,428	$127,665	$1,984	$383,556
Special mention	0	3,228	0	1,118	0	519	0	4,865
Substandard	0	0	659	0	0	1,962	66	2,687
Total commercial real estate - Owner occupied loans	$45,588	$59,617	$46,982	$61,297	$45,428	$130,146	$2,050	$391,108

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$72	$0	$21	$0	$0	$93

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$61,974	$44,323	$125,547	$78,933	$71,322	$251,465	$8,978	$642,542
Special mention	0	0	6,284	313	1,356	10,024	150	18,127
Substandard	7,065	407	0	11,249	7,129	7,931	0	33,781
Doubtful	0	0	0	834	0	0	0	834
Total commercial real estate - Non-owner occupied loans	$69,039	$44,730	$131,831	$91,329	$79,807	$269,420	$9,128	$695,284

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$4,380	$146	$0	$0	$4,526

Commercial real estate - Farmland:
Risk Rating
Pass	$19,832	$20,803	$39,126	$18,734	$31,620	$71,162	$3,071	$204,348
Substandard	0	0	0	317	0	1,935	0	2,252
Total commercial real estate - Farmland loans	$19,832	$20,803	$39,126	$19,051	$31,620	$73,097	$3,071	$206,600

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Other:
Risk Rating
Pass	$40,993	$108,346	$65,724	$39,091	$8,493	$21,744	$728	$285,119
Special mention	0	990	7,480	112	0	1,448	0	10,030
Substandard	0	0	0	0	0	32	0	32
Total commercial real estate - Other loans	$40,993	$109,336	$73,204	$39,203	$8,493	$23,224	$728	$295,181

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$84,491	$72,388	$55,279	$26,780	$10,744	$20,223	$70,675	$340,580
Special mention	0	0	0	167	165	46	84	462
Substandard	31	118	5,653	282	244	1,682	2,481	10,491
Total commercial - Commercial and industrial loans	$84,522	$72,506	$60,932	$27,229	$11,153	$21,951	$73,240	$351,533

Commercial - Commercial and industrial: Current period gross write-offs	$48	$273	$389	$125	$228	$257	$313	$1,633

Commercial - Agricultural:
Risk Rating
Pass	$9,085	$11,703	$13,160	$5,481	$1,768	$850	$13,958	$56,005
Special mention	0	0	0	0	0	0	61	61
Substandard	0	0	35	29	162	137	0	363
Total commercial - Agricultural loans	$9,085	$11,703	$13,195	$5,510	$1,930	$987	$14,019	$56,429

Commercial - Agricultural: Current period gross write-offs	$0	$1	$49	$13	$29	$17	$0	$109

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$79,820	$69,319	$157,403	$153,569	$119,770	$257,827	$3,261	$840,969
Nonperforming	0	0	473	278	1,626	2,193	0	4,570
Total residential real estate - 1-4 family residential loans	$79,820	$69,319	$157,876	$153,847	$121,396	$260,020	$3,261	$845,539

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$37	$0	$118	$0	$155

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$119	$153	$127	$68	$4,118	$153,051	$157,636
Nonperforming	0	0	29	0	0	376	98	503
Total residential real estate - Home equity lines of credit loans	$0	$119	$182	$127	$68	$4,494	$153,149	$158,139

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$78,306	$55,525	$49,548	$23,331	$14,183	$19,962	$0	$240,855
Nonperforming	0	57	233	97	62	51	0	500
Total consumer - Indirect loans	$78,306	$55,582	$49,781	$23,428	$14,245	$20,013	$0	$241,355

Consumer - Indirect: Current period gross write-offs	$10	$100	$206	$192	$174	$430	$0	$1,112

Consumer - Direct:
Payment Performance
Performing	$2,735	$2,319	$2,406	$1,075	$792	$9,432	$326	$19,085
Nonperforming	0	0	6	15	66	13	0	100
Total consumer - Direct loans	$2,735	$2,319	$2,412	$1,090	$858	$9,445	$326	$19,185

Consumer - Direct: Current period gross write-offs	$0	$7	$38	$6	$5	$120	$0	$176

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$60	$0	$409	$7,524	$7,993
Nonperforming	0	0	0	0	0	0	0	0
Total consumer - Other loans	$0	$0	$0	$60	$0	$409	$7,524	$7,993

Consumer - Other: Current period gross write-offs	$0	$0	$1	$0	$0	$182	$0	$183

The previous table for the period ending  December 31, 2024 does not include a $1.63 million non-owner occupied commercial real estate loan that was held for sale and risk rated substandard. For the period ending  June 30, 2025, there were no loans that were held for sale and risk rated substandard. In the 1-4 family residential real estate portfolio at June 30, 2025, other real estate owned and foreclosure properties were $52,000 and $415,000, respectively.  At December 31, 2024, other real estate owned and foreclosure properties were $52,000 and $631,000, respectively.

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At June 30, 2025, the Company had $686 million in unfunded commitments and set aside $1.30 million in anticipated credit losses. At December 31, 2024, the Company had $692 million in unfunded commitments and set aside $1.56 million in anticipated credit losses. The $6 million decrease in unfunded commitments and $260,000 decrease in the reserve for anticipated credit losses is due to existing construction loan projects that are moving forward and advances are being made to the loan. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of the ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $38.6 million at June 30, 2025 and $35.9 million at December 31, 2024. The increase of $2.7 million was due to the individual evaluation of three commercial real estate non-owner occupied relationships which increased the Company's specific reserve, increased loss ratio trends of commercial real estate non-owner occupied loans, and increased loan balances. These factors were partially offset by the adjustments to the maximum loss ratio that anchors the qualitative factors and adjustments to the Portfolio Composition and Growth and Commercial Concentration qualitative factors of certain loan pools.

Purchased Loans

Under ASU Topic 326, when loans are purchased with evidence of more than significant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2025, the Company has not acquired any additional PCD loans. The outstanding balance at June 30, 2025 and related allowance on PCD loans is as follows:

	June 30, 2025		December 31, 2024
(In Thousands of Dollars)	Loan Balance	ACL Balance	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$298	$10	$333	$11
Non-owner Occupied	25,418	1,466	26,890	420
Farmland	0	0	3	0
Commercial
Commercial and industrial	1,025	62	1,561	115
Agricultural	88	6	117	8
Residential real estate
1-4 family residential	1,194	6	1,264	7
Home equity lines of credit	4	0	3	0
Total	$28,027	$1,550	$30,171	$561

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and six months ended June 30, 2025 and 2024.

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Three Months Ended June 30, 2025
Service charges on deposit accounts	$0	$1,749	$1,749
Debit card and EFT fees	0	2,017	2,017
Trust fees	2,596	0	2,596
Insurance agency commissions	0	1,828	1,828
Retirement plan consulting fees	783	0	783
Investment commissions	0	721	721
Other (outside the scope of ASC 606)	0	2,428	2,428
Total noninterest income	$3,379	$8,743	$12,122

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Six Months Ended June 30, 2025
Service charges on deposit accounts	$0	$3,507	$3,507
Debit card and EFT fees	0	3,882	3,882
Trust fees	5,237	0	5,237
Insurance agency commissions	0	3,569	3,569
Retirement plan consulting fees	1,581	0	1,581
Investment commissions	0	1,250	1,250
Other (outside the scope of ASC 606)	0	3,577	3,577
Total noninterest income	$6,818	$15,785	$22,603

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Three Months Ended June 30, 2024
Service charges on deposit accounts	$0	$1,846	$1,846
Debit card and EFT fees	0	1,760	1,760
Trust fees	2,345	0	2,345
Insurance agency commissions	0	1,255	1,255
Retirement plan consulting fees	623	0	623
Investment commissions	0	478	478
Other (outside the scope of ASC 606)	0	1,299	1,299
Total noninterest income	$2,968	$6,638	$9,606

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Six Months Ended June 30, 2024
Service charges on deposit accounts	$0	$3,429	$3,429
Debit card and EFT fees	0	3,327	3,327
Trust fees	4,854	0	4,854
Insurance agency commissions	0	2,783	2,783
Retirement plan consulting fees	1,241	0	1,241
Investment commissions	0	910	910
Other (outside the scope of ASC 606)	0	1,419	1,419
Total noninterest income	$6,095	$11,868	$17,963

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

At June 30, 2025, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2025 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$109,237	$0	$109,237	$0
State and political subdivisions	486,000	0	486,000	0
Corporate bonds	17,275	0	15,856	1,419
Mortgage-backed securities-residential	508,945	0	508,945	0
Collateralized mortgage obligations	151,169	0	151,169	0
Small Business Administration	2,273	0	2,273	0
Total investment securities	1,274,899	0	1,273,480	1,419

Equity securities	336	336	0	0
Loans held for sale	2,174	0	2,174	0
Interest rate swaps	1,783	0	1,783	0
Interest rate lock commitments	87	0	87	0
Financial Liabilities
Interest rate swaps	1,783	0	1,783	0
Fair value hedge derivative	571	0	571	0
Mortgage banking derivative	68	0	68	0

		Fair Value Measurements at December 31, 2024 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$115,107	$0	$115,107	$0
State and political subdivisions	504,880	0	504,880	0
Corporate bonds	17,448	0	16,039	1,409
Mortgage-backed securities-residential	492,867	0	492,867	0
Collateralized mortgage obligations	133,776	0	133,776	0
Small Business Administration	2,475	0	2,475	0
Total investment securities	1,266,553	0	1,265,144	1,409

Equity securities	277	277	0	0
Loans held for sale	5,005	0	5,005	0
Interest rate swaps	3,766	0	3,766	0
Interest rate lock commitments	19	0	19	0
Mortgage banking derivative	17	0	17	0
Financial Liabilities
Interest rate swaps	3,766	0	3,766	0
Fair value hedge derivative	168	0	168	0

There were no significant transfers between Level 1 and Level 2 during the periods presented above.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended		Six Months Ended
	June 30,		June 30,
(In Thousands of Dollars)	2025	2024	2025	2024
Beginning Balance	$1,412	$1,340	$1,409	$1,340
Transfers between levels	0	0	0	0
Acquired and/or purchased	0	0	0	0
Discount accretion (premium amortization)	15	13	29	26
Repayments, calls and maturities	0	0	0	0
Changes in unrealized gains (losses)	(8)	44	(19)	31
Ending Balance	$1,419	$1,397	$1,419	$1,397

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2025 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Owner occupied	$126	$0	$0	$126
Non-owner occupied	12,112	0	0	12,112
Other	1,041	0	0	1,041
Commercial and industrial	2,170	0	0	2,170
1–4 family residential	535	0	0	535
Mortgage servicing rights	847	0	847	0

		Fair Value Measurements at December 31, 2024 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$7,286	$0	$0	$7,286
Commercial and industrial	2,418	0	0	2,418
1–4 family residential	1,132	0	0	1,132
Mortgage servicing rights	403	0	403	0

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended June 30, 2025 and December 31, 2024:

				Range
		Valuation	Unobservable	(Weighted
June 30, 2025	Fair value	Technique(s)	Input(s)	Average)
Individually evaluated loans
Commercial real estate	$13,279	Income Approach	Adjustment for difference between cap rates of comparable sales	(54.04%) - 64.36% (42.03%)
Commercial	2,170	Quoted price for collateral	Offer Price	12.71%
Residential	535	Sales comparison	Adjustment for differences between comparable sales	(19.11%) - 13.04% 3.62%

				Range
		Valuation	Unobservable	(Weighted
December 31, 2024	Fair value	Technique(s)	Input(s)	Average)
Individually evaluated loans
Commercial real estate	$7,286	Income approach	Adjustment for difference between cap rates of comparable sales	(56.03%) - 69.02% (40.71%)
Commercial	2,418	Quoted price for collateral	Offer Price	6.67%
Residential	1,132	Sales comparison	Adjustment for differences between comparable sales	(8.91%) - (6.22%) (7.16%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2025 and December 31, 2024 are as follows:

		Fair Value Measurements at June 30, 2025 Using:
	Carrying
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$90,740	$20,100	$70,640	$0	$90,740
Regulatory stock	26,061	n/a	n/a	n/a	n/a
Loans, net	3,264,796	0	0	3,151,770	3,151,770
Financial liabilities
Deposits	4,396,417	3,550,026	844,293	0	4,394,319
Short-term borrowings	203,000	0	203,000	0	203,000
Long-term borrowings	86,428	0	76,694	0	76,694

		Fair Value Measurements at December 31, 2024 Using:
	Carrying
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$85,738	$20,426	$65,312	$0	$85,738
Regulatory stock	30,669	n/a	n/a	n/a	n/a
Loans, net	3,232,483	0	0	3,082,292	3,082,292
Financial liabilities
Deposits	4,266,779	3,429,116	835,967	0	4,265,083
Short-term borrowings	305,000	0	305,000	0	305,000
Long-term borrowings	86,150	0	78,721	0	78,721

Goodwill and Intangible Assets:

Goodwill associated with the Company’s past acquisitions totaled $167.4 million at June 30, 2025 and December 31, 2024. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As of June 30, 2025, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	June 30, 2025		December 31, 2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In Thousands of Dollars)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,975	$(7,170)	$7,975	$(7,088)
Non-compete contracts	457	(433)	457	(426)
Trade name	1,131	(481)	1,131	(468)
Core deposit intangible	32,115	(14,313)	32,115	(12,946)
Total	$41,678	$(22,397)	$41,678	$(20,928)

Aggregate amortization expense was $735,000 and $1.5 million for the three and six month periods ended June 30, 2025 Amortization expense was $630,000 and $1.3 million for the three and six month periods ended June 30, 2024.

Estimated amortization expense for each of the next five periods and thereafter:

2025 (6 months)	$1,430
2026	2,798
2027	2,684
2028	2,674
2029	2,665
Thereafter	7,030
Total	$19,281

Leases:

The Company has operating leases for branch office locations, vehicles, land and certain office equipment such as printers and copiers. The leases have remaining lease terms of up to 17.1 years, some of which had options to extend the lease for up to 15 years, while the Fairlawn lending building lease was terminated in April of 2025. The Fairview Park building lease was scheduled to terminate in April of 2025, but has been extended until April of 2027. This lease location has an initial right of use asset and lease liability recorded of $124,000. The Beachwood branch lease located at 24755 Chagrin Blvd. was terminated effective January 31, 2025, and the Branch was moved into a new location at 22835 Chagrin Blvd on February 3, 2025.  This new lease location was effective in December of 2024, with an initial right of use asset and lease liability recorded of $971,000.

The right of use assets and lease liabilities were $7.8 million and $8.0 million as of June 30, 2025, respectively, and $9.7 million and $9.9 million at December 31, 2024, respectively. The right of use assets are included in other assets while the lease liabilities are included in other liabilities on the balance sheet.

Lease expense for the three and six month periods ended June 30, 2025 and 2024 was $351,000 and $644,000, respectively. Lease expense for the three and six month periods ended June 30, 2024 was $327,000 and $658,000, respectively. The weighted-average remaining lease term for all leases was 8.93 years as of June 30, 2025. The weighted-average discount rate was 3.46% for all leases as of June 30, 2025.

Maturities of lease liabilities are as follows as of June 30, 2025:

2025 (6 months)	$664
2026	1,264
2027	1,141
2028	1,081
2029	964
Thereafter	4,386
Total Payments	9,500
Less: lease liability expense	(1,463)
Total	$8,037

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $66.8 million and fair value of $1.8 million in other assets and $1.8 million in other liabilities at June 30, 2025. At December 31, 2024, the Company had interest rate swaps associated with commercial loans with a notional value of $65.7 million and fair value of $3.8 million in other assets and $3.8 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the three or six month periods ended June 30, 2025 and 2024.

Interest Rate Swap Designated as a Fair Value Hedge

The Company has one interest rate swap with a notional amount of $100.0 million that was in place at both June 30, 2025 and December 31, 2024. This swap is designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the company’s state and political subdivision municipal bond portfolio. The gross aggregate fair value of the swap at June 30, 2025 is $(571,000) and is recorded as a $579,000 mark to market adjustment in other liabilities and $8,000 recorded to other assets for the accrued interest receivable in the Consolidated Balance Sheet. At December 31, 2024, the gross aggregate fair value of the swap was $(168,000) and was recorded as a $418,000 mark to market adjustment in other liabilities, and $250,000 was recorded to other assets for the accrued interest receivable in the Consolidated Balance Sheet. The Company expects the hedge to remain in effect for the remaining term of the swap, which matures August 2026. A summary of the interest rate swap designated as a fair value hedge is presented below:

(In Thousands of Dollars)	June 30, 2025	December 31, 2024
Notional amount fair value hedge	$100,000	$100,000
Fixed pay rates	4.35%	4.35%
Variable SOFR receive rates	4.45%	4.49%
Remaining maturity (in years)	1.1	1.6
Fair value	$(571)	$(168)

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

The net gains (losses) relating to non-designated derivative instruments used for risk management are included in Net Gains on Sale of Loans on the Consolidated Statements of Income and are summarized below for the quarters ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Forward sales contracts	$(53)	$16	$(85)	$18
Interest rate lock commitments	31	(8)	67	(55)

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Notional	Fair	Notional	Fair
(In Thousands of Dollars)	Amount	Value	Amount	Value
Included in other assets:
Forward sales contracts	$0	$0	$6,500	$17
Interest rate lock commitments	10,664	87	4,896	19
Mortgage banking derivative	112	1	0	0
Total included in other assets	$10,776	$88	$11,396	$36

Included in other liabilities:
Forward sales contracts	$11,000	$68	$0	$0

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic EPS
Net income (In thousands of dollars)	$13,910	$11,783	$27,488	$23,023
Weighted average shares outstanding	37,442,047	37,325,648	37,411,497	37,301,931
Basic earnings per share	$0.37	$0.32	$0.73	$0.62

Diluted EPS
Net income (In thousands of dollars)	$13,910	$11,783	$27,488	$23,023
Weighted average shares outstanding for basic earnings per share	37,442,047	37,325,648	37,411,497	37,301,931
Dilutive effect of restricted stock awards	179,965	161,485	210,662	177,655
Weighted average shares for diluted earnings per share	37,622,012	37,487,133	37,622,159	37,479,586
Diluted earnings per share	$0.37	$0.31	$0.73	$0.61

There were 145,125 and 100,718 restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2025, respectively. There were 159,178 and 160,678 restricted stock awards that were considered anti-dilutive for the three and six month periods ended June 30, 2024.

Stock Based Compensation:

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan replaced the 2017 Plan. There were 66,080 service time based share awards and 102,336 performance based share awards granted under the 2022 Plan during the six month period ended June 30, 2025, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2027. As of June 30, 2025, 379,265 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $645,000 and $1.3 million for the three and six months ended June 30, 2025, respectively. During prior periods, the expense recognized was $626,000 and $1.3 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was $3.5 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.7 years.

The following is the activity under the Plans during the six month period ended June 30, 2025.

	Maximum	Weighted	Maximum	Weighted
	Awarded	Average	Awarded	Average
	Service	Grant Date	Performance	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	231,430	$14.35	222,920	$14.57
Granted	66,080	13.65	102,336	14.38
Vested	(101,333)	13.93	(47,514)	14.06
Forfeited	(1,762)	12.44	(8,085)	12.44
Ending balance - non-vested shares	194,415	$13.37	269,657	$14.13

The following is the activity under the Plans during the six month period ended June 30, 2024.

	Maximum	Weighted	Maximum	Weighted
	Awarded	Average	Awarded	Average
	Service	Grant Date	Performance	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	253,776	$14.97	209,484	$15.01
Granted	61,425	13.07	99,253	13.81
Vested	(63,506)	12.92	(66,192)	13.79
Forfeited	(11,167)	17.24	(19,625)	15.05
Ending balance - non-vested shares	240,528	$14.47	222,920	$14.57

The 148,847 shares that vested during the six month period ended June 30, 2025 had a weighted average fair value of $13.97 per share.

Other Comprehensive Income (Loss):

The following tables represent the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six month periods ended June 30, 2025 and 2024.

		Reclassification
	Net unrealized	adjustment for
	holding (losses)	(gains) losses
	gains on available	realized in income	Change in funded status
(In Thousands of Dollars)	for sale securities	on fair value hedge	of post-retirement plan	Total
Balance December 31, 2024	$(192,860)	$(403)	$(2)	$(193,265)
Other comprehensive (loss) before reclassification	15,096	0	0	15,096
Amounts reclassified from accumulated other comprehensive income	1,054	(186)	0	868
Net current period other comprehensive (loss) income	16,150	(186)	0	15,964
Balance March 31, 2025	$(176,710)	$(589)	$(2)	$(177,301)
Other comprehensive (loss) before reclassification	517	0	0	517
Amounts reclassified from accumulated other comprehensive income	0	46	0	46
Net current period other comprehensive (loss) income	517	46	0	563
Balance June 30, 2025	$(176,193)	$(543)	$(2)	$(176,738)

Balance December 31, 2023	$(171,539)	$(1,013)	$(2)	$(172,554)
Other comprehensive income before reclassification	(15,149)	0	0	(15,149)
Amounts reclassified from accumulated other comprehensive (loss)	1,686	1,063	0	2,749
Net current period other comprehensive income	(13,463)	1,063	0	(12,400)
Balance March 31, 2024	$(185,002)	$50	$(2)	$(184,954)
Other comprehensive (loss) before reclassification	(6,545)	0	0	(6,545)
Amounts reclassified from accumulated other comprehensive income	99	167	0	266
Net current period other comprehensive (loss)	(6,446)	167	0	(6,279)
Balance June 30, 2024	$(191,448)	$217	$(2)	$(191,233)

Amounts reclassified out of each component of accumulated other comprehensive income (loss) were not material for the three and six month periods ended June 30, 2025 and 2024.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of June 30, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at June 30, 2025 and December 31, 2024:

					To be Well Capitalized
			Requirement For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Common equity tier 1 capital ratio
Consolidated	$432,040	11.56%	$168,120	4.5%	N/A	N/A
Bank	472,048	12.67%	167,621	4.5%	242,120	6.5%
Total risk based capital ratio
Consolidated	561,901	15.04%	298,880	8.0%	N/A	N/A
Bank	511,909	13.74%	297,994	8.0%	372,492	10.0%
Tier 1 risk based capital ratio
Consolidated	450,040	12.05%	224,160	6.0%	N/A	N/A
Bank	472,048	12.67%	223,495	6.0%	297,994	8.0%
Tier 1 leverage ratio
Consolidated	450,040	8.67%	207,544	4.0%	N/A	N/A
Bank	472,048	9.12%	206,974	4.0%	258,718	5.0%

December 31, 2024
Common equity tier 1 capital ratio
Consolidated	$415,825	11.14%	$167,991	4.5%	N/A	N/A
Bank	442,747	11.88%	167,712	4.5%	$242,251	6.5%
Total risk based capital ratio
Consolidated	543,250	14.55%	298,651	8.0%	N/A	N/A
Bank	480,173	12.88%	298,155	8.0%	372,694	10.0%
Tier 1 risk based capital ratio
Consolidated	433,825	11.62%	223,988	6.0%	N/A	N/A
Bank	442,747	11.88%	223,616	6.0%	298,155	8.0%
Tier 1 leverage ratio
Consolidated	433,825	8.36%	207,544	4.0%	N/A	N/A
Bank	442,747	8.55%	207,066	4.0%	258,832	5.0%

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

Significant segment totals are reconciled to the financial statements as follows:

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
June 30, 2025
Total assets for reportable segments	$17,910	$5,162,387	$5,180,297
Eliminations and other			(1,869)
Total consolidated assets			$5,178,428

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
December 31, 2024
Total assets for reportable segments	$17,204	$5,104,012	$5,121,216
Eliminations and other			(2,292)
Total consolidated assets			$5,118,924

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Three Months Ended June 30, 2025
Interest income - loans including fees	$0	$47,050	$47,050
Interest income - investments	0	9,729	9,729
Trust fees	2,596	0	2,596
Retirement plan consulting fees	783	0	783
Total consolidated segment revenues	3,379	56,779	60,158
Reconciliation of revenue
Other revenues			9,666
Total consolidated revenues			69,824

Interest expense - deposits	0	20,240	20,240
Interest expense - borrowings	0	2,541	2,541
Provision for credit losses and unfunded loans	0	3,548	3,548
Payroll expenses	1,441	13,258	14,699
Total consolidated segment expenses	1,441	39,587	41,028

Segment profit	1,938	17,192	19,130
Reconciliation of expenses
Other expenses *			12,476
Total consolidated expenses			53,504

Total consolidated income before taxes			$16,320
Other segment disclosures
Occupancy and equipment	140	3,964	4,104
Intangible amortization	23	712	735

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Six Months Ended June 30, 2025
Interest income - loans including fees	$0	$93,758	$93,758
Interest income - investments	0	19,243	19,243
Trust fees	5,237	0	5,237
Retirement plan consulting fees	1,581	0	1,581
Total consolidated segment revenues	6,818	113,001	119,819
Reconciliation of revenue
Other revenues			17,792
Total consolidated revenues			137,611

Interest expense - deposits	0	39,957	39,957
Interest expense - borrowings	0	5,934	5,934
Provision for credit losses and unfunded loans	0	3,344	3,344
Payroll expenses	2,915	27,939	30,854
Total consolidated segment expenses	2,915	77,174	80,089

Segment profit	3,903	35,827	39,730
Reconciliation of expenses
Other expenses *			24,847
Total consolidated expenses			104,936

Total consolidated income before taxes			$32,675
Other segment disclosures
Occupancy and equipment	283	7,948	8,231
Intangible amortization	46	1,424	1,470

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Three Months Ended June 30, 2024
Interest income - loans including fees	$0	$46,513	$46,513
Interest income - investments	0	9,222	9,222
Trust fees	2,345	0	2,345
Retirement plan consulting fees	623	0	623
Total consolidated segment revenues	2,968	55,735	58,703
Reconciliation of revenue
Other revenues			7,749
Total consolidated revenues			66,452

Interest expense - deposits	0	20,160	20,160
Interest expense - borrowings	0	4,620	4,620
Provision for credit losses and unfunded loans	0	1,112	1,112
Payroll expenses	1,368	13,174	14,542
Total consolidated segment expenses	1,368	39,066	40,434

Segment profit	1,600	16,669	18,269
Reconciliation of expenses
Other expenses *			11,861
Total consolidated expenses			52,295

Total consolidated income before taxes			$14,157
Other segment disclosures
Occupancy and equipment	91	3,714	3,805
Intangible amortization	12	617	629

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Six Months Ended June 30, 2024
Interest income - loans including fees	$0	$91,530	$91,530
Interest income - investments	0	18,225	18,225
Trust fees	4,854	0	4,854
Retirement plan consulting fees	1,241	0	1,241
Total consolidated segment revenues	6,095	109,755	115,850
Reconciliation of revenue
Other revenues			14,013
Total consolidated revenues			129,863

Interest expense - deposits	0	38,549	38,549
Interest expense - borrowings	0	9,598	9,598
Provision for credit losses and unfunded loans	0	663	663
Payroll expenses	2,730	26,868	29,598
Total consolidated segment expenses	2,730	75,678	78,408

Segment profit	3,365	34,077	37,442
Reconciliation of expenses
Other expenses *			23,844
Total consolidated expenses			102,252

Total consolidated income before taxes			$27,611
Other segment disclosures
Occupancy and equipment	190	7,338	7,528
Intangible amortization	24	1,294	1,318

* The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") of $203 million at June 30, 2025, and $305.0 million at December 31, 2024. The interest rate on these borrowings was 4.37% for the period ended  June 30, 2025, and 4.45% for the period ended  December 31, 2024. These short-term borrowings were borrowed using the FHLB's short term repurchase advance program, as these products allow the most flexibility to meet the Bank's varying liquidity needs. These FHLB advances were secured by pledged assets which are described in the following Long-Term Borrowings footnote.

The Bank has access to a line of credit for $25.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no outstanding borrowings under this line at June 30, 2025, or December 31, 2024.

Farmers has one unsecured revolving line of credit for $5.0 million. This line can be renewed annually and has an interest rate of prime with a floor of 3.5%. There was no outstanding balance on this line at either June 30, 2025, or December 31, 2024.

Long-term borrowings:

There were no long-term advances from the FHLB at June 30, 2025, or at December 31, 2024.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.7 billion for both periods ending  June 30, 2025 and December 31, 2024. Based on this collateral, the Bank is eligible to borrow an additional $596.9 million at June 30, 2025.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due September 15, 2037 (the “junior subordinated debt securities”) at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at June 30, 2025 was 6.03% and at December 31, 2024 the rate was 6.07%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at June 30, 2025 was 6.38% and at December 31, 2024 the rate was 6.42%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at June 30, 2025 was 6.28% and at December 31, 2024 the rate was 6.32%.

In all three instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at June 30, 2025 and December 31, 2024:

(In Thousands of Dollars)	June 30, 2025	December 31, 2024
TSEO Statutory Trust I	$2,594	$2,570
Maple Leaf Financial Statutory Trust II	8,075	7,964
Cortland Statutory Trust I	4,465	4,437
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$15,134	$14,971
Subordinated Debentures	$71,294	$71,179
Total long-term borrowings	$86,428	$86,150

Tax Credit Investments:

The Company invests in qualified affordable housing projects, as well as solar investment tax credits.

At June 30, 2025 and December 31, 2024, the balance of the investment for qualified affordable housing projects was $27.0 million and $22.0 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $17.7 million and $13.9 million at June 30, 2025 and December 31, 2024. The Company expects to complete the fulfillment of these commitments during the year ending 2040.

In the second quarters ended June 30, 2025 and June 30, 2024, the Company recognized amortization expense of $492,000 and $407,000, respectively, from its investment in qualified affordable housing projects. In the six month periods ended June 30, 2025 and June 30, 2024, the Company recognized amortization expense of $965,000 and $813,000, respectively, from its investment in qualified affordable housing projects. This amortization expense was included within income tax expense on the consolidated statements of income.

Additionally, during the second quarters ended June 30, 2025 and June 30, 2024, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $589,000 and $502,000, respectively. In the six month periods ended June 30, 2025 and June 30, 2024, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $1.2 million and $1.0 million, respectively. The qualified affordable housing investment credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the six month periods ended June 30, 2025 and June 30, 2024, the Company did not incur impairment losses related to its investment in affordable housing tax credits.

In the first quarter of 2025, the Company began investing in solar investment tax credits and at June 30, 2025 the balance of the investment was $7.3 million. Total unfunded commitments related to the investments in solar investment tax credits totaled $6.3 million at  June 30, 2025. The Company expects this investment to be fully funded during 2025. There were no investments in solar investment tax credits at December 31, 2024.

In the second quarter ended June 30, 2025, the Company recognized amortization expense of $2.4 million from its investment in solar investment tax credits. In the six month period ended June 30, 2025, the Company recognized amortization expense of $2.4 million from its investment in solar investment tax credits. This amortization expense was included within income tax expense on the consolidated statements of income.  The Company did not have a similar investment in 2024.

Additionally, during the second quarter ended June 30, 2025, the Company recognized tax credits and other benefits from its investment in solar investment tax credits of $2.6 million. In the six month period ended June 30, 2025, the Company recognized tax credits and other benefits from its investment in solar investment tax credits of $2.6 million. The solar investment tax credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the six month period ended June 30, 2025, the Company did not incur impairment losses related to its investment in solar investment tax credits.  The Company did not have a similar investment in 2024.

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

Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on those forward-looking statements. The following, which is not intended to be an all-encompassing list, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in any forward-looking statement:

•	general economic conditions in markets where the Company conducts business, which could materially impact credit quality trends;
•	the length and extent of the economic impacts of the ongoing conflict in Ukraine;
•	the length and extent of U.S. and foreign country tariff policies and their impact on global, national, and regional economic conditions;
•	actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply, market interest rates and inflation;
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

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law by President Trump. OBBBA delivers a sweeping legislative package aimed at fulfilling key economic and policy priorities of the Trump administration – it extends and modifies certain key provisions from the Tax Cuts and Jobs Act of 2017 and expands certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others. Because OBBBA was effective after the close of the calendar quarter, no financial statement impact was reflected in the second quarter of 2025. While several key provisions will impact the Company going forward, and we are still evaluating the provisions of OBBBA, we do not expect the impacts to be material to the Company or its financial results.

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

Results of Operations. The following is a comparison of selected financial ratios and other results at or for the three and six month periods ended June 30, 2025 and 2024:

	At or for the Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
(In Thousands, except Per Share Data)	2025	2024	2025	2024
Total assets	$5,178,428	$5,156,853	$5,178,428	$5,156,853
Net income	$13,910	$11,783	$27,488	$23,023
Diluted earnings per share	$0.37	$0.31	$0.73	$0.61
Return on average assets (annualized)	1.08%	0.93%	1.07%	0.91%
Return on average equity (annualized)	13.08%	12.15%	13.10%	11.76%
Dividends to net income	54.21%	54.04%	54.13%	55.61%
Net loans to assets	63.05%	62.12%	63.05%	62.12%
Loans to deposits	75.14%	76.97%	75.14%	76.97%

Net Income. The Company reported net income of $13.9 million, or $0.37 per diluted share, for the quarter ended June 30, 2025 compared to $11.8 million, or $0.31 per diluted share, for the quarter ended June 30, 2024. The results for the second quarter of 2025 were impacted by pretax gains on the sale of investment securities and other assets totaling $173,000.

The Company reported net income of $27.5 million, or $0.73 per diluted share, for the six months ended June 30, 2025 compared to $23.0 million, or $0.61 per diluted share, for the six months ended June 30, 2024. The year-to-date results were impacted by net pretax losses on the sale of investment securities and other assets totaling $1.2 million.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$3,274,394	$47,160	5.76%	$3,215,141	$46,590	5.80%
Taxable securities	1,141,799	7,384	2.59%	1,118,598	6,813	2.44%
Tax-exempt securities (2)	364,531	2,900	3.18%	379,761	2,973	3.13%
Other investments	40,206	462	4.60%	33,441	322	3.85%
Federal funds sold and other	65,841	429	2.61%	78,591	743	3.78%
TOTAL EARNING ASSETS	4,886,771	58,335	4.77%	4,825,532	57,441	4.76%
Nonearning assets	245,890			218,984
TOTAL ASSETS	$5,132,661			$5,044,516

INTEREST-BEARING LIABILITIES
Time deposits	$751,828	$6,584	3.50%	$744,422	$7,233	3.89%
Brokered time deposits	96,461	1,047	4.34%	0	0	0.00%
Savings deposits	1,145,277	4,284	1.50%	1,102,443	4,117	1.49%
Demand deposits - interest bearing	1,440,090	8,325	2.31%	1,391,767	8,810	2.53%
Total interest-bearing deposits	3,433,656	20,240	2.36%	3,238,632	20,160	2.49%

Short term borrowings	137,725	1,536	4.46%	299,543	3,585	4.79%
Long term borrowings	86,354	1,005	4.66%	88,834	1,035	4.66%
Total borrowed funds	224,079	2,541	4.54%	388,377	4,620	4.76%

TOTAL INTEREST-BEARING LIABILITIES	3,657,735	22,781	2.49%	3,627,009	24,780	2.73%

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits - noninterest bearing	992,990			972,290
Other liabilities	56,687			57,336
Stockholders' equity	425,249			387,881
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,132,661			$5,044,516
Net interest income and interest rate spread		$35,554	2.28%		$32,661	2.03%
Net interest margin			2.91%			2.71%

(1)	Rates are calculated on an annualized basis.
(2)

Interest on certain tax-exempt loans and tax-exempt securities in 2025 and 2024 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$3,268,186	$93,970	5.75%	$3,198,239	$91,686	5.73%
Taxable securities	1,138,707	14,480	2.54%	1,109,972	13,227	2.38%
Tax-exempt securities (2)	370,770	5,890	3.18%	393,918	6,182	3.14%
Other investments	42,177	1,003	4.76%	33,924	684	4.03%
Federal funds sold and other	69,687	939	2.69%	75,174	1,369	3.64%
TOTAL EARNING ASSETS	4,889,527	116,282	4.76%	4,811,227	113,148	4.70%
Nonearning assets	236,226			223,014
TOTAL ASSETS	$5,125,753			$5,034,241

INTEREST-BEARING LIABILITIES
Time deposits	$739,103	$13,216	3.58%	$738,159	$14,281	3.87%
Brokered time deposits	119,798	2,585	4.32%	0	0	0.00%
Savings deposits	1,130,350	8,296	1.47%	1,093,511	7,716	1.41%
Demand deposits - interest bearing	1,412,543	15,860	2.25%	1,371,058	16,553	2.41%
Total interest-bearing deposits	3,401,794	39,957	2.35%	3,202,728	38,550	2.41%

Short term borrowings	177,862	3,954	4.45%	312,167	7,524	4.82%
Long term borrowings	86,282	1,980	4.59%	88,778	2,073	4.67%
Total borrowed funds	264,144	5,934	4.49%	400,945	9,597	4.79%

TOTAL INTEREST-BEARING LIABILITIES	3,665,938	45,891	2.50%	3,603,673	48,147	2.67%

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	985,347			983,728
Other liabilities	54,802			55,125
Stockholders' equity	419,666			391,715
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,125,753			$5,034,241
Net interest income and interest rate spread		$70,391	2.26%		$65,001	2.03%
Net interest margin			2.88%			2.70%

(1)	Rates are calculated on an annualized basis.
(2)

Interest on certain tax-exempt loans and tax-exempt securities in 2025 and 2024 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%

Net Interest Income. Net interest income for the three months ended June 30, 2025, was $34.9 million compared to $32.1 million for the three months ended June 30, 2024. A 20 basis point increase in the net interest margin along with a higher earning asset base were the primary reasons for this increase.

The net interest margin for the three-month period ended June 30, 2025, was 2.91% compared to 2.71% for the same period in 2024. Interest-earning asset yields increased 1 basis point in the second quarter of 2025 compared to the second quarter of 2024 while the cost of interest-bearing liabilities decreased 24 basis points when comparing these two periods. This decrease in funding costs has been due to the reduction in the Fed Funds rate in the fourth quarter of 2024.  Deposit costs have declined as a result of this action.

Net interest income for the six-month period ended June 30, 2025, was $69.1 million compared to $63.8 million for the same period in 2024.  The increase in net interest income was driven by the same factors as discussed above.  The net interest margin was 2.88% for the six-month period ended June 30, 2025 compared to 2.70% for the same period in 2024.  The increase in net interest margin for the six-month period ended June 30, 2024, was also driven by the same factors discussed previously.

Provision for Credit Losses and Provision for Unfunded Loans. The provision for credit losses and unfunded loans was $3.5 million for the three months ended June 30, 2025, compared to $1.1 million for the three months ended June 30, 2024. The provision in the second quarter of 2025 was driven primarily by $2.6 million in specific reserves placed on two nonperforming loans.

For the first six months of 2025, the Company recorded a provision for credit losses and unfunded loans of $3.3 million compared to a provision for credit losses and unfunded loans of $663,000 for the same period of 2024. The increase in the provision was mainly due to the specific reserves placed on two nonperforming loans discussed previously.

Noninterest Income. Noninterest income for the second quarter of 2025 was of $12.1 million compared to $9.6 million for the second quarter of 2024. This increase was due to improved profitability across all fee based lines of business and a lower level of losses on the sale of available for sale securities.

Service charges on deposit accounts declined $97,000 to $1.7 million for the second quarter of 2025 compared to $1.8 million for the second quarter in 2024. Bank owned life insurance income increased $180,000 during the second quarter of 2025 to $832,000 compared to $652,000 in the second quarter of 2024 as policy crediting rates have increased over the last twelve months. Trust fees increased to $2.6 million at June 30, 2025, from $2.3 million at June 30, 2024. The increase was due to continued growth in the business unit. Insurance agency commissions grew to $1.8 million in the second quarter of 2025 from $1.3 million in the second quarter of 2024.  The Company shared in the commission from the purchase of the new BOLI policies which added $329,000 to insurance commissions for the quarter.  Annuity sales also continue to drive growth.  Gain on the sale of securities totaled $36,000 in the second quarter of 2025 compared to losses on the sale of securities of $124,000 during the second quarter of 2024.  Retirement plan consulting fees increased to $783,000 in the second quarter of 2025 from $330,000 in the second quarter of 2024 primarily due to the acquisition of Crest Retirement Advisors LLC in late December of 2024.  Investment commissions grew $243,000 in the second quarter of 2025 compared to the second quarter of 2024.  The Company has a strong sales team in this line of business and is looking to grow with deeper penetration into newer markets.  Debit card income grew from $1.8 million in the second quarter of 2024 to $2.0 million in the second quarter of 2025 as better volumes were realized in the current period.  Other noninterest income was $1.2 million in the second quarter of 2025 compared to $162,000 in the second quarter of 2024.  SBIC income was $587,000 in the second quarter of 2025 compared to a loss of $1,000 in the second quarter of 2025.  The Company also realized gains on the sale of assets of $137,000 in the second quarter of 2025 compared to losses on the sale of assets of $391,000 in the second quarter of 2024.

For the six months ended June 30, 2025, noninterest income increased by $4.6 million compared to the six months ended June 30, 2024.  The increase was primarily due to improved profitability across all fee based lines of business and a lower level of losses on the sale of available for sale securities.

Service charges on deposit accounts increased to $3.5 million in the first six months of 2025 compared to $3.4 million in the same period in 2024 due to the fee increases discussed above.  Bank owned life insurance income increased to $1.6 million for the six months ended June 30, 2025 compared to $1.4 million for the six months ended June 30, 2024.  The Company purchased an additional $15.0 million in policies during the first quarter of 2025 and policy crediting rates have increased over the last twelve months. Trust fees increased to $5.2 million in the first six months of 2025 from $4.9 million in the first six months of 2024 due to continued strong growth in this line of business.  Insurance agency commissions were $3.6 million for the six months ended June 30, 2025 compared to $2.8 million for the same period in 2024.  The Company shared in the commission from the purchase of the new BOLI policies which added $329,000 to insurance commissions for the year.  Annuity sales also continue to drive growth.  Loss on the sale of securities was $1.3 million and $2.2 million for the six months ended June 30 2025 and 2024, respectfully.  The bank restructured $23.8 million at the end of the first quarter of 2025 resulting in the loss realized on the sale.  Retirement plan consulting fees increased to $1.6 million in the first half of 2025 from $1.2 million in the same period of 2024 primarily due to the acquisition of Crest Retirement Advisors LLC in late December of 2024.  Investment commissions grew $340,000 in the first half of 2025 compared to the same time frame in 2024.  The Company has a strong sales team in this line of business and is looking to grow with deeper penetration into newer markets.  Debit card income grew from $3.3 million in the first half of 2024 to $3.9 million in the first six months of 2025 as better volumes were realized in the current period.  Other noninterest income increased to $2.4 million in the first six months of 2025 from $1.3 million in the first six months of 2024.  SBIC income was $1.3 million in the first six months of 2025 compared to a $462,000 in the same period of 2024.

Noninterest Expense. Noninterest expense totaled $27.2 million for the quarter ended June 30, 2025 compared to $26.4 million for the quarter ended June 30, 2024. Salaries and employee benefits were $14.7 million in the second quarter of 2025 compared to $14.6 million in the second quarter of 2024. The increase was primarily driven by higher salaries associated with employee raises, the acquisition of Crest Retirement in the fourth quarter of 2024 and higher commission expense from increased revenue in the fee-based businesses offset by lower healthcare expense.  Occupancy and equipment expense increased to $4.1 million in the second quarter of 2025 from $3.8 million in the second quarter of 2024 due to increased maintenance costs in 2025, the result of more severe winter weather.  Professional fess declined to $1.0 million in the second quarter of 2025 from $1.2 million in the second quarter of 2024 due primarily to lower legal expenses in 2025.  Core processing expense increased to $1.4 million in the second quarter of 2025 from $1.1 million in the second quarter of 2024.  The increase was due to annual increases and timing differences.

Noninterest expense increased to $55.7 million for the six months ended June 30, 2025 from $53.4 million for the same period in 2024.  Salaries and employee benefits were $30.9 million in the first half of 2025 compared to $29.6 million in the first six months of 2024.  The increase was primarily driven by higher salaries associated with employee raises, the acquisition of Crest Retirement in the fourth quarter of 2024 and higher commission expense from increased revenue in the fee-based businesses offset by lower healthcare expense. Occupancy and equipment expense increased $713,000 from $7.5 million for the six months ended June 30, 2024 to $8.3 million for the same period in 2025 due to increased maintenance costs in 2025 as a result of more severe winter weather.  Core processing charges were $2.8 million for the first six months of 2025 compared to $2.2 million for the first six months of 2024 as a result of annual increases and timing differences.

Income Taxes. Income tax expense was $2.4 million for the three months ended June 30, 2025 and June 30, 2024.

Income tax expense was $5.2 million for the six months ended June 30, 2025 compared to $4.6 million for the same period in 2024 due to higher pretax income in 2025.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $5.0 million during the first six months of 2025 to $90.7 million from $85.7 million at December 31, 2024. The increase in the cash balances was primarily due to the Company intentionally holding more liquidity on its balance sheet at June 30, 2025.

Securities. The Company had securities available for sale totaling $1.27 billion as of June 30, 2025 and December 31, 2024. Net unrealized losses on the portfolio totaled $223.0 million at June 30, 2025, compared to $244.1 million at December 31, 2024.  The Company also restructured $23.9 million of available for sale securities and reinvested the proceeds into securities with yields approximately 260 basis points higher than those sold.  The earn back on the $1.3 million loss that was incurred on the sale is approximately 2.2 years.  The Company anticipates continued volatility in the bond market in 2025.

Loans. Net loans (excluding loans held for sale) increased to $3.30 billion at June 30, 2025 from $3.27 billion at December 31, 2024. The increase in 2025 is primarily due to increases in commercial and commercial real estate loans.

The following tables present the amortized cost basis of the Company's commercial real estate portfolio segment by industry as of June 30, 2025 and December 31, 2024:

		% of Commercial		Weighted Average	Weighted Average
(In Thousands of Dollars)	Amortized Cost	Real Estate	% of Total Portfolio	Loan-to-Value	Occupancy
June 30, 2025
Commercial real estate
Retail	$341,684	21.34%	10.34%	53.13%	87.09%
Farmland	216,965	13.55%	6.57%	48.96%	100.00%
Warehouse/Industrial	194,976	12.18%	5.90%	51.50%	90.71%
Office	197,175	12.32%	5.97%	58.13%	76.90%
Multifamily	178,369	11.14%	5.40%	60.20%	70.57%
Medical	138,736	8.67%	4.20%	50.97%	92.62%
Hotel	43,873	2.74%	1.33%	45.93%	79.74%
Special Purpose	79,750	4.98%	2.41%	51.77%	98.62%
Restaurant	49,152	3.07%	1.49%	50.00%	100.00%
Multifamily - Construction	67,648	4.23%	2.05%	59.59%	31.20%
All Other	92,684	5.79%	2.81%	48.63%	93.80%
Total	$1,601,012	100.00%	48.47%

		% of Commercial		Weighted Average	Weighted Average
(In Thousands of Dollars)	Amortized Cost	Real Estate	% of Total Portfolio	Loan-to-Value	Occupancy
December 31, 2024
Commercial real estate
Retail	$345,354	21.75%	10.57%	53.93%	85.07%
Farmland	206,600	13.01%	6.32%	49.63%	100.00%
Warehouse/Industrial	186,316	11.73%	5.70%	54.26%	72.23%
Office	192,269	12.11%	5.88%	53.70%	74.06%
Multifamily	158,168	9.96%	4.84%	61.16%	85.75%
Medical	147,353	9.28%	4.51%	46.27%	92.60%
Hotel	44,301	2.79%	1.36%	45.24%	79.65%
Special Purpose	85,361	5.37%	2.61%	51.83%	98.53%
Restaurant	50,990	3.21%	1.56%	51.36%	100.00%
Multifamily - Construction	73,857	4.65%	2.26%	53.28%	29.61%
All Other	97,605	6.14%	2.99%	48.05%	94.97%
Total	$1,588,174	100.00%	48.60%

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The amortized cost balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	6/30/2025	3/31/2025	12/31/2024	9/30/2024	6/30/2024
Nonperforming loans	$27,819	$20,724	$22,818	$19,076	$12,870
Nonperforming loans as a % of total loans	0.84%	0.64%	0.70%	0.58%	0.40%
Non-performing assets	$28,052	$20,902	$22,093	$19,137	$12,975
Non-performing assets as a % of total assets	0.54%	0.41%	0.45%	0.37%	0.25%
Loans delinquent 30-89 days	$17,727	$11,192	$13,032	$15,562	$18,546
Loans delinquent 30-89 days as a % of total loans	0.54%	0.34%	0.40%	0.47%	0.57%
Allowance for credit losses	$38,563	$35,549	$35,863	$36,186	$33,991
Allowance for credit losses as a % of total loans	1.17%	1.09%	1.10%	1.10%	1.05%
Allowance for credit losses as a % of nonperforming loans	138.62%	171.54%	157.17%	189.69%	264.11%
Net charge-offs for the quarter	$572	$336	$635	$4,612	$563
Annualized net charge-offs to average net loans outstanding	0.07%	0.04%	0.08%	0.58%	0.07%

The Company's allowance for credit losses increased to $38.6 million for the period ended June 30, 2025, from $35.9 million for the period ended December 31, 2024. The increase in provision was primarily driven by $2.6 million in specific reserves placed on two nonperforming loans.  The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at June 30, 2025 is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased to $4.40 billion at June 30, 2025 from $4.27 billion at December 31, 2024.  Customer deposits grew $129.6 million, including an increase of $34.7 million in public funds.  The additional deposits were used to pay down borrowings.

Short-term Borrowings. Total short-term borrowing balances decreased from $305.0 million at December 31, 2024 to $203.0 million at June 30, 2025. This decrease was due to the Company using the proceeds from deposits to pay down short-term borrowings.

Total Stockholders' Equity. Total stockholders’ equity increased to $437.7 million at June 30, 2025 from $406.0 million at December 31, 2024. The increase was primarily due to a $16.5 million decrease in the accumulated other comprehensive loss coupled with growth in retained earnings of $14.7 million due to $27.5 million of net income recognized during the first half of the year partially offset by dividends paid on outstanding common shares.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At June 30, 2025, the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 11.56%, total risk-based capital ratio stood at 15.04%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 12.05% and 8.67%, respectively, at June 30, 2025. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2025.

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

For example, compared to the Company’s central scenario that is based on a four-quarter forecasted change in U.S. real GDP of 1.40% from 4Q2024 to 4Q2025, U.S. PCE inflation of 3.00%, and U.S. unemployment of 4.50%, the Company’s relative adverse scenario assumes a four-quarter forecast with a contraction of U.S. real GDP, a PCE inflation between 5.00% and 7.00% and an elevated U.S. unemployment rate between 6.00% and 7.00%. This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•	The impacts of changes in the MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•	Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of June 30, 2025, the Company compared the modeled estimates under its relative adverse scenario for two of the Company’s largest loan pools to its central scenario for the same loan pools. Without considering offsetting or correlated effects in other qualitative components of the Company’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:

•	An increase of approximately $649,000 for residential real estate loans and lending-related commitments
•	An increase of approximately $900,000 for commercial real estate non-owner occupied loans and lending-related commitments

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

Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Company believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended June 30, 2025.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At June 30, 2025, on a consolidated basis, Farmers had intangibles of $19.3 million subject to amortization and $167.5 million in goodwill, which was not subject to periodic amortization.

Liquidity

The Company maintains, in the opinion of management, liquidity sufficient to satisfy depositors’ requirements and meet the credit needs of customers. The Company depends on its ability to maintain its market share of deposits as well as its potential of acquiring new funds. The Company’s ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of liquidity for the Company include assets considered relatively liquid, such as federal funds sold, cash-due from banks, as well as cash flows from maturities and repayments of loans, and to a lesser extent securities.

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. The Bank has a line of credit totaling $25.0 million and the Company has a revolving line of credit with a correspondent bank totaling $5.0 million. There was no balance on either of these lines at June 30, 2025 or December 31, 2024. The Company also has access to borrow $12.1 million at the Federal Reserve Discount Window, however, there was no balance on this line at June 30, 2025 or December 31, 2024. The Federal Reserve Discount Window can be an additional source of funds with the posting of additional collateral. As of June 30, 2025, the Bank had $203.0 million in outstanding balances with the FHLB. Additional borrowing capacity at the FHLB was approximately $596.9 million at June 30, 2025. The Bank views its membership in the FHLB as a solid source of liquidity.  Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $736.6 million at June 30, 2025, and $692.4 million at December 31, 2024. Additionally, the Company has committed up to $20.2 million in subscriptions in SBIC investment funds. At June 30, 2025, the Company had invested $15.2 million in these funds.

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

Changes In Interest Rate	June 30, 2025	December 31, 2024	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+400	-7.4%	-9.0%	-12.5%
+300	-5.8%	-7.0%	-10.0%
+200	-3.9%	-4.7%	-7.5%
+100	-2.1%	-2.5%	-5.0%
-100	1.6%	2.2%	-5.0%
-200	2.9%	3.9%	-10.0%
-300	4.0%	5.5%	-15.0%
-400	4.3%	6.1%	-20.0%
Net Present Value Of Equity Change
+400	-31.0%	-37.2%	-12.5%
+300	-23.2%	-27.3%	-10.0%
+200	-14.8%	-17.7%	-7.5%
+100	-7.4%	-9.0%	-5.0%
-100	4.1%	5.5%	-10.0%
-200	4.6%	7.1%	-15.0%
-300	1.0%	4.4%	-20.0%
-400	-3.9%	1.5%	-25.0%

The yield curve has changed dramatically over the past three years. From March 2022 to July 2023, in an intense effort to diffuse inflation, the Federal Open Market Committee raised the discount rate from 0.25% to 5.50%. The committee then held the discount rate at 5.50% until September 2024 when they cut the discount rate by a total of 100 basis points over the last four months of 2024. These rate cuts were an attempt to guide the economy into a “soft landing”, where the still comparatively elevated rate was set at a level that was intended to continue to bring down inflation without harming the job market or the economy.  There have been no further changes to the discount rate in the first six months of 2025.

The above table presents results in the up rate scenarios that exceed internal policy limits for the Economic Value of Equity (“EVE”) for both of the periods presented. This unprecedented outcome was created by the events occurring over the past five years, namely, the massive influx of liquidity in the form of deposits in 2020 and 2021 from government assistance while interest rates were at their lowest; the deployment of these funds at the prevailing low rates; and now the usage of the deposits as consumers utilize their deposits in an effort to maintain living standards in the current economy, which prevents the Company from investing in the higher rates that are now available. With the EVE model moving rates even higher than the current rates, it further exacerbates the differential between market rates and book rates, thereby creating the out of internal policy consequence. To mitigate these results, the Company has prioritized employing strategies to shrink the longer duration investment portfolio and replace the balances with assets having a shorter duration, including loans, in an effort to close the gap between the book and market rates. Any growth in lending will be done in a measured manner given the uncertain economic backdrop that exists today. The Company recognizes the risk that is inherent in growing loans but feels that its historical record of prudent underwriting, its low loan to deposit ratio and its strong credit metrics provide the ability to pursue solid opportunities in the marketplace. In addition, any loan growth will be broad based and will encompass consumer, indirect, 1-4 family, commercial and industrial and commercial real estate, so as not to increase the risk in any one portfolio or sector.

The remaining results of the simulations in the table above indicate that interest rate change results fall within internal limits established by the Company at both June 30, 2025, and December 31, 2024. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
Beginning balance				497,047
April 1 - 30	7,895	$12.72	0	497,047
May 1 - 31	2,093	13.36	0	497,047
June 1 - 30	0	0	0	497,047
Ending balance	9,988	0	0	497,047

There was no treasury stock activity under the program during the three month period ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

3.4	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

10.1*	Form of Executive Officer Change in Control Agreement (filed herewith).

10.2*	Form of Senior Officer Change in Control Agreement (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

* Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: August 7, 2025

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 7, 2025

/s/ A. Troy Adair
A. Troy Adair Senior Executive Vice President, Chief Financial Officer and Secretary