Form 10-Q
period 2025-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2025-11-06
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common Stock, No Par Value	37,653,183 shares

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	September 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$23,812	$20,426
Federal funds sold and other	68,533	65,312
TOTAL CASH AND CASH EQUIVALENTS	92,345	85,738
Securities available for sale (Amortized cost $1,497,403 in 2025 and $1,510,681 in 2024)	1,301,766	1,266,553
Other investments	44,245	45,405
Loans held for sale, at fair value	4,975	5,005
Loans	3,337,780	3,268,346
Less allowance for credit losses	39,528	35,863
NET LOANS	3,298,252	3,232,483
Premises and equipment, net	56,639	52,274
Goodwill	167,450	167,450
Other intangibles, net	18,563	20,750
Bank owned life insurance	118,475	101,418
Tax credit investments	31,340	22,000
Other assets	101,525	119,848
TOTAL ASSETS	$5,235,575	$5,118,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$994,604	$965,507
Interest-bearing	3,405,911	3,226,321
Brokered time deposits	0	74,951
TOTAL DEPOSITS	4,400,515	4,266,779
Short-term borrowings	235,000	305,000
Long-term borrowings	86,581	86,150
Other liabilities	47,530	54,967
TOTAL LIABILITIES	4,769,626	4,712,896
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized; 39,321,709 shares issued in 2025 and 2024; 37,646,549 and 37,585,612 shares outstanding, respectively	366,214	366,059
Retained earnings	277,930	257,173
Accumulated other comprehensive (loss)	(155,085)	(193,265)
Treasury stock, at cost; 1,675,160 and 1,736,097 shares in 2025 and 2024, respectively	(23,110)	(23,939)
TOTAL STOCKHOLDERS' EQUITY	465,949	406,028
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,235,575	$5,118,924

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$48,603	$46,989	$142,361	$138,519
Taxable securities	7,466	6,761	21,946	19,988
Tax exempt securities	2,372	2,456	7,200	7,546
Dividends	459	346	1,462	1,030
Federal funds sold and other interest income	466	1,371	1,405	2,740
TOTAL INTEREST AND DIVIDEND INCOME	59,366	57,923	174,374	169,823
INTEREST EXPENSE
Deposits	20,372	21,547	60,329	60,096
Short-term borrowings	1,681	3,476	5,634	11,000
Long-term borrowings	1,006	1,024	2,986	3,098
TOTAL INTEREST EXPENSE	23,059	26,047	68,949	74,194
NET INTEREST INCOME	36,307	31,876	105,425	95,629
Provision for credit losses	1,501	6,807	5,109	7,932
(Credit) for unfunded commitments	(82)	201	(346)	(261)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	34,888	24,868	100,662	87,958
NONINTEREST INCOME
Service charges on deposit accounts	1,874	1,992	5,381	5,421
Bank owned life insurance income	852	688	2,494	2,046
Trust fees	2,745	2,544	7,982	7,398
Insurance agency commissions	1,395	1,416	4,964	4,199
Security (losses), including fair value changes for equity securities	(927)	(403)	(2,205)	(2,647)
Retirement plan consulting fees	1,060	677	2,641	1,918
Investment commissions	658	476	1,908	1,386
Net gains on sale of loans	559	506	1,214	1,219
Other mortgage banking income (loss), net	192	(168)	366	150
Debit card and EFT fees	2,068	1,993	5,951	5,320
Other operating income	954	2,619	3,336	3,892
TOTAL NONINTEREST INCOME	11,430	12,340	34,032	30,302
NONINTEREST EXPENSES
Salaries and employee benefits	15,992	14,874	46,880	44,501
Occupancy and equipment	4,370	3,968	12,627	11,512
FDIC insurance and state and local taxes	1,212	1,480	3,736	4,010
Professional fees	990	1,084	3,213	3,532
System conversion/Acquisition related costs	3,123	0	3,123	0
Advertising	466	435	1,376	1,312
Intangible amortization	718	629	2,188	1,947
Core processing charges	1,412	1,186	4,210	3,420
Other operating expenses	3,396	3,419	10,028	10,283
TOTAL NONINTEREST EXPENSES	31,679	27,075	87,381	80,517
INCOME BEFORE INCOME TAXES	14,639	10,133	47,313	37,743
INCOME TAXES	2,178	1,598	7,364	6,185
NET INCOME	$12,461	$8,535	$39,949	$31,558
EARNINGS PER SHARE - basic	$0.33	$0.23	$1.07	$0.85
EARNINGS PER SHARE - diluted	$0.33	$0.23	$1.06	$0.84

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
NET INCOME	$12,461	$8,535	$39,949	$31,558
Other comprehensive income (loss):
Net unrealized holding gains on available for sale securities	26,433	52,472	46,197	25,012
Reclassification adjustment for losses realized in income on sales	960	421	2,294	2,680
Reclassification adjustment for losses (gains) realized in income on fair value hedge	16	(1,903)	(161)	(347)
Net unrealized holding gains	27,409	50,990	48,330	27,345
Income tax effect	(5,756)	(10,708)	(10,150)	(5,742)
Unrealized holding gains, net of reclassification and tax	21,653	40,282	38,180	21,603
Change in funded status of post-retirement plan, net of tax	0	0	0	0
Other comprehensive income, net of tax	21,653	40,282	38,180	21,603
TOTAL COMPREHENSIVE INCOME	$34,114	$48,817	$78,129	$53,161

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2024	$366,059	$257,173	$(193,265)	$(23,939)	$406,028
Net income		13,578			13,578
Other comprehensive income			15,964		15,964
Restricted share issuance	(491)			491	0
Stock based compensation expense	642				642
Vesting of Incentive Plan	(565)			565	0
Share forfeitures for taxes				(683)	(683)
Dividends paid at $0.17 per share		(6,395)			(6,395)
Balance March 31, 2025	$365,645	$264,356	$(177,301)	$(23,566)	$429,134
Net income		13,910			13,910
Other comprehensive income			563		563
Restricted share issuance	(421)			421	0
Stock based compensation expense	645				645
Vesting of Incentive Plan	(79)			79	0
Share forfeitures for taxes				(107)	(107)
Dividends paid at $0.17 per share		(6,397)			(6,397)
Balance June 30, 2025	$365,790	$271,869	$(176,738)	$(23,173)	$437,748
Net income		12,461			12,461
Other comprehensive income			21,653		21,653
Restricted share issuance	(221)			221	0
Stock based compensation expense	645				645
Share forfeitures for taxes				(158)	(158)
Dividends paid at $0.17 per share		(6,400)			(6,400)
Balance September 30, 2025	$366,214	$277,930	$(155,085)	$(23,110)	$465,949

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2023	$365,305	$236,757	$(172,554)	$(25,093)	$404,415
Net income		11,240			11,240
Other comprehensive loss			(12,400)		(12,400)
Restricted share issuance	(363)			367	4
Restricted share forfeitures	153			(155)	(2)
Stock based compensation expense	662				662
Vesting of Incentive Plan	(914)			919	5
Share forfeitures for taxes				(529)	(529)
Dividends paid at $0.17 per share		(6,369)			(6,369)
Balance March 31, 2024	$364,843	$241,628	$(184,954)	$(24,491)	$397,026
Net income		11,783			11,783
Other comprehensive loss			(6,279)		(6,279)
Restricted share issuance	(484)			489	5
Stock based compensation expense	626				626
Share forfeitures for taxes				(79)	(79)
Dividends paid at $0.17 per share		(6,388)			(6,388)
Balance June 30, 2024	$364,985	$247,023	$(191,233)	$(24,081)	$396,694
Net income		8,535			8,535
Other comprehensive income			40,282		40,282
Restricted share issuance	(145)			146	1
Restricted share forfeitures	34			(35)	(1)
Stock based compensation expense	668				668
Share forfeitures for taxes				(114)	(114)
Dividends paid at $0.17 per share		(6,387)			(6,387)
Balance September 30, 2024	$365,542	$249,171	$(150,951)	$(24,084)	$439,678

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Nine Months Ended
	September 30,	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,949	$31,558
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	5,109	7,932
Credit for unfunded loans	(346)	(261)
Depreciation and amortization	5,046	4,604
Net amortization (accretion) of securities	(475)	453
Available for sale security losses	2,294	2,680
Realized gains on equity securities	(89)	(33)
Gain on debt extinguishment	0	(444)
(Gain) loss on premises and equipment sales and disposals, net	(78)	391
Stock compensation expense	1,932	1,956
Earnings on bank owned life insurance	(2,383)	(1,921)
Income recognized from death benefit on bank owned life insurance	(111)	(125)
Origination of loans held for sale	(66,602)	(56,610)
Proceeds from loans held for sale	66,396	57,094
Net gains on sale of loans	(1,214)	(1,219)
Net change in other assets and liabilities	(9,028)	8,133
NET CASH FROM OPERATING ACTIVITIES	40,400	54,188
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	53,986	42,379
Proceeds from sales of securities available for sale	52,651	48,865
Purchases of securities available for sale	(95,179)	(60,334)
Proceeds from sales of equity securities	70	54
Purchase of equity securities	(72)	(56)
Proceeds from maturities and repayments of SBIC funds	1,010	800
Purchases of SBIC funds	(2,958)	(1,592)
Proceeds from redemption of restricted stock	17,548	10,065
Purchase of restricted stock	(14,349)	(7,544)
Loan originations and payments, net	(64,603)	(80,246)
Purchase of portfolio loans	(8,044)	(8,069)
Proceeds from loans held for sale previously classified as portfolio loans	3,565	1,594
Proceeds from BOLI death benefit	460	556
Purchase of company owned life insurance	(15,000)	0
Proceeds from land, building and equipment sales	298	0
Additions to premises and equipment	(6,772)	(7,245)
NET CASH FROM INVESTING ACTIVITIES	(77,389)	(60,773)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	133,736	184,451
Net change in short-term borrowings	(70,000)	(70,000)
Redemption of subordinated debentures	0	(2,535)
Cash dividends paid	(19,096)	(19,038)
Cash paid for withholding taxes on share-based awards	(1,044)	(815)
NET CASH FROM FINANCING ACTIVITIES	43,596	92,063
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,607	85,478
Beginning cash and cash equivalents	85,738	103,658
Ending cash and cash equivalents	$92,345	$189,136
Supplemental cash flow information:
Interest paid	$67,746	$85,457
Supplemental noncash disclosures:
Issuance of stock awards	$1,777	$2,195
Transfer of loans to loans held for sale	$2,115	$0
Lease liabilities arising from obtaining right-of-use assets	$286	$0

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Principles of Consolidation:

Farmers National Banc Corp. (“Company” or “Farmers”) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended. The Company provides full banking services through its nationally chartered subsidiary, The Farmers National Bank of Canfield (“Bank”). The consolidated financial statements also include the accounts of the Bank’s subsidiaries: Farmers National Insurance, LLC (“Insurance”) and Farmers of Canfield Investment Co. (“Investments”). The Company provides trust and retirement consulting services through its subsidiary, Farmers Trust Company (“Trust”), and insurance services through the Bank’s subsidiary, Insurance. The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, along with the Trust company. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Equity:

There are 50,000,000 shares authorized and available for issuance as of September 30, 2025. Outstanding shares at  September 30, 2025 were 37,646,549.

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

Updates to Significant Accounting Policies:

New Accounting Standard:

On March 29, 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements.  ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification (Codification or GAAP).  The Concepts Statements are non-authoritative guidance issued by the FASB that provide the objectives, qualitative characteristics and other concepts that govern the development of accounting principles by the FASB.  ASU 2024-02 applies to all reporting entities and updates the Codification by eliminating discrete references to the Concepts Statements across a variety of defined terms and Topics within the Codification.  The FASB does not expect these updates to have a significant effect on current accounting practice.  The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024.  Early adoption is permitted.  The Company intends to make the amendments in our Form 10-K for the year ending December 31, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The amendments in this update related to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments of this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company intends to provide the amended disclosures in our Form 10-K for the year ending December 31, 2025.

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

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at  September 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). No allowance for credit losses have been recognized for the securities portfolio at September 30, 2025 or December 31, 2024.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
September 30, 2025
U.S. Treasury and U.S. government sponsored entities	$105,155	$34	$(10,237)	$94,952
State and political subdivisions	590,327	1,916	(96,449)	495,794
Corporate bonds	16,674	167	(370)	16,471
Mortgage-backed securities	622,160	677	(87,078)	535,759
Collateralized mortgage obligations	160,784	1,336	(5,468)	156,652
Small Business Administration	2,303	0	(165)	2,138
Totals	$1,497,403	$4,130	$(199,767)	$1,301,766

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. Treasury and U.S. government sponsored entities	$132,292	$0	$(17,185)	$115,107
State and political subdivisions	609,950	1,294	(106,364)	504,880
Corporate bonds	17,849	172	(573)	17,448
Mortgage-backed securities	605,350	34	(112,517)	492,867
Collateralized mortgage obligations	142,525	85	(8,834)	133,776
Small Business Administration	2,715	0	(240)	2,475
Totals	$1,510,681	$1,585	$(245,713)	$1,266,553

The proceeds from sales of available-for-sale securities and the associated gains and losses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands of Dollars)	2025	2024	2025	2024
Proceeds	$28,750	$4,109	$52,651	$48,865
Gross gains	0	0	0	17
Gross losses	(960)	(421)	(2,294)	(2,697)

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call, or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2025
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$3,704	$3,693
One to five years	52,132	48,284
Five to ten years	166,010	153,720
Beyond ten years	490,310	401,520
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	785,247	694,549
Total	$1,497,403	$1,301,766

The following table summarizes the investment securities with unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
September 30, 2025

U.S. Treasury and U.S. government sponsored entities	$1,060	$(3)	$92,690	$(10,234)	$93,750	$(10,237)
State and political subdivisions	21,246	(1,249)	420,822	(95,200)	442,068	(96,449)
Corporate bonds	4,247	(38)	8,029	(332)	12,276	(370)
Mortgage-backed securities	862	(23)	444,752	(87,055)	445,614	(87,078)
Collateralized mortgage obligations	42,985	(301)	50,675	(5,167)	93,660	(5,468)
Small Business Administration	0	0	2,138	(165)	2,138	(165)
Total	$70,400	$(1,614)	$1,019,106	$(198,153)	$1,089,506	$(199,767)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2024

U.S. Treasury and U.S. government sponsored entities	$4,592	$(320)	$110,515	$(16,865)	$115,107	$(17,185)
State and political subdivisions	66,436	(4,946)	400,911	(101,418)	467,347	(106,364)
Corporate bonds	4,303	(146)	8,568	(427)	12,871	(573)
Mortgage-backed securities	30,143	(365)	460,172	(112,152)	490,315	(112,517)
Collateralized mortgage obligations	65,046	(2,210)	51,405	(6,624)	116,451	(8,834)
Small Business Administration	0	0	2,475	(240)	2,475	(240)
Total	$170,520	$(7,987)	$1,034,046	$(237,726)	$1,204,566	$(245,713)

As of September 30, 2025, the Company’s security portfolio consisted of 905 securities, 744 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. The Company does not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of September 30, 2025, the Company has not recorded an allowance for credit losses on available for sale (“AFS”) securities.

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

Equity Securities

The Company also holds equity securities which include $16.4 million in Small Business Investment Company (“SBIC”) partnership investments as well as $368,000 in local and regional bank holdings and other miscellaneous equity funds at September 30, 2025. At December 31, 2024, the Company held $14.5 million in SBIC investments and $277,000 in local and regional bank holdings and other miscellaneous equity funds. These investments are held at modified cost and any changes in the modified costs are recognized in income in both 2025 and 2024.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2025	December 31, 2024
Commercial real estate
Owner occupied	$395,449	$391,302
Non-owner occupied	734,472	695,699
Farmland	214,215	206,786
Other	298,662	295,713
Commercial
Commercial and industrial	351,213	349,966
Agricultural	54,810	55,606
Residential real estate
1-4 family residential	850,112	845,081
Home equity lines of credit	176,609	158,014
Consumer
Indirect	224,995	232,822
Direct	18,346	19,143
Other	8,216	7,989
Total loans	$3,327,099	$3,258,121
Net deferred loan costs	10,681	10,225
Allowance for credit losses	(39,528)	(35,863)
Net loans	$3,298,252	$3,232,483

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine month periods ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$21,627	$4,973	$7,210	$4,753	$38,563
Provision (credit) for credit losses	1,428	(204)	127	150	1,501
Loans charged off	(75)	(319)	(154)	(321)	(869)
Recoveries	0	176	25	132	333
Total ending allowance balance	$22,980	$4,626	$7,208	$4,714	$39,528

Nine Months Ended September 30, 2025

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$19,259	$4,628	$7,271	$4,705	$35,863
Provision (Credit) for credit losses	3,840	572	84	613	5,109
Loans charged off	(141)	(973)	(231)	(970)	(2,315)
Recoveries	22	399	84	366	871
Total ending allowance balance	$22,980	$4,626	$7,208	$4,714	$39,528

Three Months Ended September 30, 2024

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$17,223	$4,628	$7,422	$4,718	$33,991
(Credit) Provision for credit losses	6,226	(24)	117	488	6,807
Loans charged off	(4,401)	(396)	0	(319)	(5,116)
Recoveries	3	407	10	84	504
Total ending allowance balance	$19,051	$4,615	$7,549	$4,971	$36,186

Nine Months Ended  September 30, 2024

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$18,150	$5,087	$6,916	$4,287	$34,440
(Credit) Provision for credit losses	5,427	466	676	1,363	7,932
Loans charged off	(4,547)	(1,411)	(81)	(1,020)	(7,059)
Recoveries	21	473	38	341	873
Total ending allowance balance	$19,051	$4,615	$7,549	$4,971	$36,186

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to September 30, 2025. As of September 30, 2025, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, stable trend in unemployment rate, and a level trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from  September 30, 2024 to September 30, 2025 is largely attributed to three commercial real estate non-owner occupied relationships and one commercial real estate multifamily relationship that are individually evaluated with specific reserves, increased historical loss ratios in the commercial real estate non-owner occupied pool, and loan growth. These factors were partially offset by adjustments made to the maximum loss rates that anchor the qualitative factors and adjustments to the Portfolio Composition and Growth qualitative factor.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2025 and December 31, 2024:

	Nonaccrual with	Nonaccrual with	Loans past due
	no allowance	an allowance	over 89 days
(In Thousands of Dollars)	for credit loss	for credit loss	still accruing
September 30, 2025
Commercial real estate
Owner occupied	$0	$224	$0
Non-owner occupied	0	18,619	0
Farmland	0	47	0
Other	0	8,390	0
Commercial
Commercial and industrial	54	2,986	82
Agricultural	0	158	0
Residential real estate
1-4 family residential	1,029	2,379	34
Home equity lines of credit	171	450	0
Consumer
Indirect	34	502	0
Direct	0	35	0
Other	0	0	0
Total loans	$1,288	$33,790	$116

	Nonaccrual with	Nonaccrual with	Loans past due
	no allowance	an allowance	over 89 days
(In Thousands of Dollars)	for credit loss	for credit loss	still accruing
December 31, 2024
Commercial real estate
Owner occupied	$0	$937	$0
Non-owner occupied	0	8,105	0
Farmland	1,757	3	0
Other	0	0	525
Commercial
Commercial and industrial	145	3,713	0
Agricultural	177	183	0
Residential real estate
1-4 family residential	513	3,967	90
Home equity lines of credit	94	409	0
Consumer
Indirect	37	463	0
Direct	66	34	0
Other	0	0	0
Total loans	$2,789	$17,814	$615

The above table for the period ending  September 30, 2025 does not include a $150,000 owner occupied commercial real estate loan that was held for sale and in nonaccrual status. The above table for the period ending December 31, 2024 does not include a $1.52 million owner occupied commercial real estate loan and a $77,000 commercial and industrial loan that were held for sale and in nonaccrual status.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2025 and December 31, 2024:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
September 30, 2025
Commercial real estate
Owner occupied	$0	$0	$0	$0
Non-owner occupied	29,301	0	0	0
Farmland	0	0	0	0
Other	8,390	0	0	0
Commercial
Commercial and industrial	0	2,409	0	0
Agricultural	0	0	0	0
Residential real estate
1-4 family residential	3,262	0	0	0
Home equity lines of credit	447	0	0	0
Consumer
Indirect	0	0	126	0
Direct	0	0	5	0
Other	0	0	0	0
Total loans	$41,400	$2,409	$131	$0

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2024
Commercial real estate
Owner occupied	$0	$0	$0	$0
Non-owner occupied	8,119	0	0	0
Farmland	1,757	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	0	2,591	0	0
Agricultural	0	177	0	0
Residential real estate
1-4 family residential	3,573	0	0	0
Home equity lines of credit	264	0	0	0
Consumer
Indirect	0	0	70	0
Direct	0	0	9	66
Other	0	0	0	0
Total loans	$13,713	$2,768	$79	$66

The following tables present the aging of the amortized cost basis in past due loans as of September 30, 2025 and December 31, 2024 by class of loans.

			90 Days
			or More
	30-59 Days	60-89 Days	Past Due	Total	Loans Not
(In Thousands of Dollars)	Past Due	Past Due	and Nonaccrual	Past Due	Past Due	Total
September 30, 2025
Commercial real estate
Owner occupied	$2,690	$0	$224	$2,914	$392,356	$395,270
Non-owner occupied	58	141	18,619	18,818	715,263	734,081
Farmland	274	133	47	454	213,609	214,063
Other	237	0	8,390	8,627	289,533	298,160
Commercial
Commercial and industrial	1,036	312	3,122	4,470	348,266	352,736
Agricultural	280	107	158	545	55,180	55,725
Residential real estate
1-4 family residential	6,331	862	3,442	10,635	840,276	850,911
Home equity lines of credit	1,276	161	621	2,058	174,771	176,829
Consumer
Indirect	1,775	228	536	2,539	230,838	233,377
Direct	50	31	35	116	18,292	18,408
Other	101	0	0	101	8,119	8,220
Total loans	$14,108	$1,975	$35,194	$51,277	$3,286,503	$3,337,780

			90 Days
			or More
	30-59 Days	60-89 Days	Past Due	Total	Loans Not
(In Thousands of Dollars)	Past Due	Past Due	and Nonaccrual	Past Due	Past Due	Total
December 31, 2024
Commercial real estate
Owner occupied	$95	$446	$937	$1,478	$389,630	$391,108
Non-owner occupied	15	52	8,105	8,172	687,112	695,284
Farmland	53	0	1,760	1,813	204,787	206,600
Other	0	113	525	638	294,543	295,181
Commercial
Commercial and industrial	941	324	3,858	5,123	346,410	351,533
Agricultural	284	26	360	670	55,759	56,429
Residential real estate
1-4 family residential	6,688	1,943	4,570	13,201	832,338	845,539
Home equity lines of credit	104	0	503	607	157,532	158,139
Consumer
Indirect	1,385	473	500	2,358	238,997	241,355
Direct	59	30	100	189	18,996	19,185
Other	0	1	0	1	7,992	7,993
Total loans	$9,624	$3,408	$21,218	$34,250	$3,234,096	$3,268,346

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025 and September 30, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

Three Months Ended September 30, 2025	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Payment Deferral and Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial real estate
Other	$111	$0	$482	510	$0	$1,103	0.37%
Residential real estate
Home equity lines of credit	0	0	277	0	0	$277	0.16%
Total modifications to borrowers experiencing financial difficulty	$111	$0	$759	$510	$0	$1,380	0.04%

Nine Months Ended September 30, 2025	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Payment Deferral and Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied	$0	$11,128	$0	$0	$0	$11,128	1.52%
Other	111	0	482	510	0	$1,103	0.37%
Commercial
Commercial and industrial	124	0	0	0	58	$182	0.05%
Residential real estate
1-4 family residential	103	0	0	0	0	$103	0.01%
Home equity lines of credit	0	14	277	0	75	$366	0.21%
Total modifications to borrowers experiencing financial difficulty	$338	$11,142	$759	$510	$133	$12,882	0.39%

Three Months Ended September 30, 2024	Amortized Cost
				Combination		% of Total
				Term Extension		Class of
	Payment	Principal	Interest Rate	and Interest		Financing
(In Thousands of Dollars)	Deferral	Forgiveness	Reduction	Rate Reduction	Total	Receivable
Residential real estate
Home equity lines of credit	$0	$0	$0	$0	$0	0.00%
Total modifications to borrowers experiencing financial difficulty	$0	$0	$0	$0	$0	0.00%

Nine Months Ended September 30, 2024	Amortized Cost
				Combination		% of Total
				Term Extension		Class of
	Payment	Principal	Interest Rate	and Interest		Financing
(In Thousands of Dollars)	Deferral	Forgiveness	Reduction	Rate Reduction	Total	Receivable
Residential real estate
Home equity lines of credit	$0	$0	$29	$20	$49	0.03%
Total modifications to borrowers experiencing financial difficulty	$0	$0	$29	$20	$49	0.00%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and September 30, 2024:

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average	Weighted-Average Years	Weighted-Average
	Principal Deferred	Added to the Life	Contractual Interest Rate
Three Months Ended September 30, 2025			From	To
Commercial real estate
Other	$16		6.81%	5.25%
Residential real estate
Home equity lines of credit			7.75%	5.00%

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average	Weighted-Average Years	Weighted-Average
	Principal Deferred	Added to the Life	Contractual Interest Rate
Nine Months Ended September 30, 2025			From	To
Commercial real estate
Non-owner occupied		1
Other	$16		6.81%	5.25%
Commercial
Commercial and industrial	112	6	10.25%	8.00%
Residential real estate
1-4 family residential	6
Home equity lines of credit		9	7.75%	4.79%

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average	Weighted-Average Years	Weighted-Average
	Principal Deferred	Added to the Life	Contractual Interest Rate
Three Months Ended September 30, 2024			From	To
Residential real estate
Home Equity Lines of Credit		0	0.00%	0.00%

	Payment Deferral	Term Extension	Interest Rate Reduction
	Weighted-Average	Weighted-Average Years	Weighted-Average
	Principal Deferred	Added to the Life	Contractual Interest Rate
Nine Months Ended September 30, 2024			From	To
Residential real estate
1-4 family residential		10	10.45%	5.91%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the three and nine months ended September 30, 2025 and September 30, 2024:

Three Months Ended September 30, 2025	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Other	$0	$0	$0
Residential real estate
Home equity lines of credit	0	0	0
Total accruing restructured loans	$0	$0	$0

Nonaccrual restructured loans
Commercial real estate
Other	$1,103	$0	$0
Residential real estate
Home equity lines of credit	277	0	0
Total nonaccrual restructured loans	$1,380	$0	$0
Total restructured loans	$1,380	$0	$0

Nine Months Ended September 30, 2025	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$11,154	$0	$0
Other	0	0	0
Commercial
Commercial and industrial	0	0	0
Residential real estate
1-4 family residential	103	0	0
Home equity lines of credit	88	0	0
Total accruing restructured loans	$11,345	$0	$0

Nonaccrual restructured loans
Commercial real estate
Non-owner occupied	$0	$0	$0
Other	1,103	0	0
Commercial
Commercial and industrial	54	0	0
Residential real estate
1-4 family residential	0	0	0
Home equity lines of credit	277	0	0
Total nonaccrual restructured loans	$1,434	$0	$0
Total restructured loans	$12,779	$0	$0

Three Months Ended September 30, 2024	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Residential real estate
Home equity lines of credit	$0	$0	$0
Total accruing restructured loans	$0	$0	$0

Nonaccrual restructured loans
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$0	$0	$0

Nine Months Ended September 30, 2024	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Residential real estate
Home equity lines of credit	$0	$20	$0
Total accruing restructured loans	$0	$20	$0

Nonaccrual restructured loans
Residential real estate
Home equity lines of credit	0	0	29
Total nonaccrual restructured loans	$0	$0	$29
Total restructured loans	$0	$20	$29

As of September 30, 2025, the Company had no commitments to lend any additional funds on restructured loans.

The following table presents the amortized cost basis of loans that had a payment default during the three and nine months ended September 30, 2025 and  September 30, 2024, and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For purposes of this disclosure a default occurs when within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms:

Three Months Ended September 30, 2025	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Commercial
Commercial and industrial	$0	$0	$0	$0
Residential real estate
Home equity lines of credit	0	0	0	0
Total modifications to borrowers experiencing financial difficulty	$0	$0	$0	$0

Nine Months Ended September 30, 2025	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Commercial
Commercial and industrial	$124	$0	$0	$0
Residential real estate
Home equity lines of credit	0	0	0	19
Total modifications to borrowers experiencing financial difficulty	$124	$0	$0	$19

Three Months Ended September 30, 2024	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Residential real estate
1-4 family residential	$0	$37	$0	$0
Home equity lines of credit	0	0	29	20
Total modifications to borrowers experiencing financial difficulty	$0	$37	$29	$20

Nine Months Ended September 30, 2024	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Residential real estate
1-4 family residential	$0	$37	$0	$0
Home equity lines of credit	0	0	29	20
Total modifications to borrowers experiencing financial difficulty	$0	$37	$29	$20

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance of the credit losses is adjusted by the same amount.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships. For relationships over $3 million, management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt and affirm their risk ratings. The Company uses the following definitions for risk ratings:

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

The following table presents total loans by risk categories and year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(In Thousands of Dollars)							Revolving
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$43,301	$47,313	$52,562	$41,874	$56,654	$141,067	$2,690	$385,461
Special mention	0	659	4,787	0	1,082	76	0	6,604
Substandard	0	0	1,346	434	1	1,424	0	3,205
Total commercial real estate - Owner occupied loans	$43,301	$47,972	$58,695	$42,308	$57,737	$142,567	$2,690	$395,270

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$22	$75	$0	$97

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$67,403	$69,420	$51,091	$118,954	$76,167	$284,001	$22,107	$689,143
Special mention	0	0	0	519	309	1,425	200	2,453
Substandard	0	21	126	7,231	10,483	22,859	148	40,868
Doubtful	0	0	0	0	1,617	0	0	1,617
Total commercial real estate - Non-owner occupied loans	$67,403	$69,441	$51,217	$126,704	$88,576	$308,285	$22,455	$734,081

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Farmland:
Risk Rating
Pass	$13,920	$24,667	$21,063	$36,398	$17,073	$94,243	$4,052	$211,416
Special mention	0	64	0	0	0	0	0	64
Substandard	0	0	1,922	0	356	305	0	2,583
Total commercial real estate - Farmland loans	$13,920	$24,731	$22,985	$36,398	$17,429	$94,548	$4,052	$214,063

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$44	$0	$44

Commercial real estate - Other:
Risk Rating
Pass	$36,804	$51,668	$80,332	$64,809	$24,177	$25,377	$1,701	$284,868
Special mention	0	0	0	0	0	1,386	0	1,386
Substandard	0	0	992	10,786	111	17	0	11,906
Total commercial real estate - Other loans	$36,804	$51,668	$81,324	$75,595	$24,288	$26,780	$1,701	$298,160

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$58,378	$70,334	$58,831	$42,761	$14,327	$21,765	$74,716	$341,112
Special mention	0	0	0	2,289	278	0	2,075	4,642
Substandard	8	240	48	2,688	805	1,540	1,653	6,982
Total commercial - Commercial and industrial loans	$58,386	$70,574	$58,879	$47,738	$15,410	$23,305	$78,444	$352,736

Commercial - Commercial and industrial: Current period gross write-offs	$1	$112	$217	$282	$90	$79	$28	$809

Commercial - Agricultural:
Risk Rating
Pass	$9,201	$7,697	$8,865	$9,189	$3,043	$1,351	$16,215	$55,561
Special mention	0	0	0	0	0	0	0	0
Substandard	0	2	0	39	32	91	0	164
Total commercial - Agricultural loans	$9,201	$7,699	$8,865	$9,228	$3,075	$1,442	$16,215	$55,725

Commercial - Agricultural: Current period gross write-offs	$0	$114	$16	$17	$4	$13	$0	$164

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$62,564	$93,042	$61,441	$146,201	$142,915	$336,595	$4,711	$847,469
Nonperforming	0	0	374	333	95	2,640	0	3,442
Total residential real estate - 1-4 family residential loans	$62,564	$93,042	$61,815	$146,534	$143,010	$339,235	$4,711	$850,911

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$0	$141	$55	$0	$196

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$0	$165	$452	$145	$4,922	$170,524	$176,208
Nonperforming	0	0	0	130	0	491	0	621
Total residential real estate - Home equity lines of credit loans	$0	$0	$165	$582	$145	$5,413	$170,524	$176,829

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$28	$0	$7	$0	$35

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$53,886	$61,339	$42,533	$34,396	$17,379	$23,308	$0	$232,841
Nonperforming	20	193	29	98	73	123	0	536
Total consumer - Indirect loans	$53,906	$61,532	$42,562	$34,494	$17,452	$23,431	$0	$233,377

Consumer - Indirect: Current period gross write-offs	$16	$191	$93	$40	$63	$381	$0	$784

Consumer - Direct:
Payment Performance
Performing	$4,418	$1,791	$1,446	$1,053	$726	$8,586	$353	$18,373
Nonperforming	0	0	26	2	0	7	0	35
Total consumer - Direct loans	$4,418	$1,791	$1,472	$1,055	$726	$8,593	$353	$18,408

Consumer - Direct: Current period gross write-offs	$0	$6	$16	$7	$0	$13	$0	$42

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$193	$64	$384	$7,579	$8,220
Nonperforming	0	0	0	0	0	0	0	0
Total consumer - Other loans	$0	$0	$0	$193	$64	$384	$7,579	$8,220

Consumer - Other: Current period gross write-offs	$0	$1	$5	$0	$1	$137	$0	$144

	Term Loans Amortized Cost Basis by Origination Year
(In Thousands of Dollars)							Revolving
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$45,588	$56,389	$46,323	$60,179	$45,428	$127,665	$1,984	$383,556
Special mention	0	3,228	0	1,118	0	519	0	4,865
Substandard	0	0	659	0	0	1,962	66	2,687
Total commercial real estate - Owner occupied loans	$45,588	$59,617	$46,982	$61,297	$45,428	$130,146	$2,050	$391,108

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$72	$0	$21	$0	$0	$93

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$61,974	$44,323	$125,547	$78,933	$71,322	$251,465	$8,978	$642,542
Special mention	0	0	6,284	313	1,356	10,024	150	18,127
Substandard	7,065	407	0	11,249	7,129	7,931	0	33,781
Doubtful	0	0	0	834	0	0	0	834
Total commercial real estate - Non-owner occupied loans	$69,039	$44,730	$131,831	$91,329	$79,807	$269,420	$9,128	$695,284

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$4,380	$146	$0	$0	$4,526

Commercial real estate - Farmland:
Risk Rating
Pass	$19,832	$20,803	$39,126	$18,734	$31,620	$71,162	$3,071	$204,348
Substandard	0	0	0	317	0	1,935	0	2,252
Total commercial real estate - Farmland loans	$19,832	$20,803	$39,126	$19,051	$31,620	$73,097	$3,071	$206,600

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Other:
Risk Rating
Pass	$40,993	$108,346	$65,724	$39,091	$8,493	$21,744	$728	$285,119
Special mention	0	990	7,480	112	0	1,448	0	10,030
Substandard	0	0	0	0	0	32	0	32
Total commercial real estate - Other loans	$40,993	$109,336	$73,204	$39,203	$8,493	$23,224	$728	$295,181

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$84,491	$72,388	$55,279	$26,780	$10,744	$20,223	$70,675	$340,580
Special mention	0	0	0	167	165	46	84	462
Substandard	31	118	5,653	282	244	1,682	2,481	10,491
Total commercial - Commercial and industrial loans	$84,522	$72,506	$60,932	$27,229	$11,153	$21,951	$73,240	$351,533

Commercial - Commercial and industrial: Current period gross write-offs	$48	$273	$389	$125	$228	$257	$313	$1,633

Commercial - Agricultural:
Risk Rating
Pass	$9,085	$11,703	$13,160	$5,481	$1,768	$850	$13,958	$56,005
Special mention	0	0	0	0	0	0	61	61
Substandard	0	0	35	29	162	137	0	363
Total commercial - Agricultural loans	$9,085	$11,703	$13,195	$5,510	$1,930	$987	$14,019	$56,429

Commercial - Agricultural: Current period gross write-offs	$0	$1	$49	$13	$29	$17	$0	$109

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$79,820	$69,319	$157,403	$153,569	$119,770	$257,827	$3,261	$840,969
Nonperforming	0	0	473	278	1,626	2,193	0	4,570
Total residential real estate - 1-4 family residential loans	$79,820	$69,319	$157,876	$153,847	$121,396	$260,020	$3,261	$845,539

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$37	$0	$118	$0	$155

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$119	$153	$127	$68	$4,118	$153,051	$157,636
Nonperforming	0	0	29	0	0	376	98	503
Total residential real estate - Home equity lines of credit loans	$0	$119	$182	$127	$68	$4,494	$153,149	$158,139

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$78,306	$55,525	$49,548	$23,331	$14,183	$19,962	$0	$240,855
Nonperforming	0	57	233	97	62	51	0	500
Total consumer - Indirect loans	$78,306	$55,582	$49,781	$23,428	$14,245	$20,013	$0	$241,355

Consumer - Indirect: Current period gross write-offs	$10	$100	$206	$192	$174	$430	$0	$1,112

Consumer - Direct:
Payment Performance
Performing	$2,735	$2,319	$2,406	$1,075	$792	$9,432	$326	$19,085
Nonperforming	0	0	6	15	66	13	0	100
Total consumer - Direct loans	$2,735	$2,319	$2,412	$1,090	$858	$9,445	$326	$19,185

Consumer - Direct: Current period gross write-offs	$0	$7	$38	$6	$5	$120	$0	$176

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$60	$0	$409	$7,524	$7,993
Nonperforming	0	0	0	0	0	0	0	0
Total consumer - Other loans	$0	$0	$0	$60	$0	$409	$7,524	$7,993

Consumer - Other: Current period gross write-offs	$0	$0	$1	$0	$0	$182	$0	$183

For the period ending  September 30, 2025, the table does not include a $150,000 owner occupied commercial real estate loan that was held for sale and risk rated substandard. The previous table for the period ending  December 31, 2024 does not include a $1.52 million owner occupied commercial real estate loan and a $77,000 commercial and industrial loan that was held for sale and risk rated substandard. In the residential real estate portfolios at September 30, 2025, other real estate owned and foreclosure properties were $111,000 and $812,000, respectively.  At December 31, 2024, other real estate owned and foreclosure properties were $52,000 and $631,000, respectively.

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

In addition, ASU Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At September 30, 2025, the Company had $704.4 million in unfunded commitments and set aside $1.22 million in anticipated credit losses. At December 31, 2024, the Company had $692.4 million in unfunded commitments and set aside $1.56 million in anticipated credit losses. The $12 million increase in unfunded commitments is attributed to loan growth, while the $346,000 decrease in the reserve for anticipated credit losses is due to adjustments to the Portfolio Composition and Growth qualitative factor of commercial real estate construction. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of the ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $39.5 million at September 30, 2025 and $35.9 million at December 31, 2024. The increase of $3.6 million was due to the individual evaluation of three commercial real estate non-owner occupied relationships and one commercial real estate multifamily relationship which increased the Company's specific reserves, increased loss ratio trends of certain commercial real estate loan pools, and loan growth. These factors were partially offset by the adjustments to the maximum loss ratio that anchors the qualitative factors and adjustments to the Portfolio Composition and Growth and Commercial Concentration qualitative factors of certain loan pools.

Purchased Loans

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2025, the Company has not acquired any additional PCD loans. The outstanding balance at September 30, 2025 and related allowance on PCD loans is as follows:

	September 30, 2025		December 31, 2024
(In Thousands of Dollars)	Loan Balance	ACL Balance	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$278	$10	$333	$11
Non-owner Occupied	26,944	1,504	26,890	420
Farmland	0	0	3	0
Commercial
Commercial and industrial	854	48	1,561	115
Agricultural	88	6	117	8
Residential real estate
1-4 family residential	909	5	1,264	7
Home equity lines of credit	4	0	3	0
Total	$29,077	$1,573	$30,171	$561

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and nine months ended September 30, 2025 and 2024.

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Three Months Ended September 30, 2025
Service charges on deposit accounts	$0	$1,874	$1,874
Debit card and EFT fees	0	2,068	2,068
Trust fees	2,745	0	2,745
Insurance agency commissions	0	1,395	1,395
Retirement plan consulting fees	1,060	0	1,060
Investment commissions	0	658	658
Other (outside the scope of ASC 606)	0	1,630	1,630
Total noninterest income	$3,805	$7,625	$11,430

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Nine Months Ended September 30, 2025
Service charges on deposit accounts	$0	$5,381	$5,381
Debit card and EFT fees	0	5,951	5,951
Trust fees	7,982	0	7,982
Insurance agency commissions	0	4,964	4,964
Retirement plan consulting fees	2,641	0	2,641
Investment commissions	0	1,908	1,908
Other (outside the scope of ASC 606)	0	5,205	5,205
Total noninterest income	$10,623	$23,409	$34,032

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Three Months Ended September 30, 2024
Service charges on deposit accounts	$0	$1,992	$1,992
Debit card and EFT fees	0	1,993	1,993
Trust fees	2,544	0	2,544
Insurance agency commissions	0	1,416	1,416
Retirement plan consulting fees	677	0	677
Investment commissions	0	476	476
Other (outside the scope of ASC 606)	0	3,242	3,242
Total noninterest income	$3,221	$9,119	$12,340

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Nine Months Ended September 30, 2024
Service charges on deposit accounts	$0	$5,421	$5,421
Debit card and EFT fees	0	5,320	5,320
Trust fees	7,398	0	7,398
Insurance agency commissions	0	4,199	4,199
Retirement plan consulting fees	1,918	0	1,918
Investment commissions	0	1,386	1,386
Other (outside the scope of ASC 606)	0	4,660	4,660
Total noninterest income	$9,316	$20,986	$30,302

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

At September 30, 2025, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

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

Collateral Dependent Loans

Fair value estimates of collateral dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated costs to sell. Loans carried at fair value generally receive individual allocations of the allowance for credit losses in 2024 and 2025. For collateral dependent loans, fair value is commonly based on recent real estate appraisals or on quoted sales price in certain instances. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Adjustments to a quoted price are routinely made to factor in data that affect the marketability of the collateral. Such adjustments, in both instances, are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. These loans are evaluated on a quarterly basis and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2025 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$94,952	$0	$94,952	$0
State and political subdivisions	495,794	0	495,794	0
Corporate bonds	16,471	0	15,513	958
Mortgage-backed securities-residential	535,759	0	535,759	0
Collateralized mortgage obligations	156,652	0	156,652	0
Small Business Administration	2,138	0	2,138	0
Total investment securities	$1,301,766	$0	$1,300,808	$958

Equity securities	368	368	0	0
Loans held for sale	4,975	0	4,975	0
Interest rate swaps	1,075	0	1,075	0
Interest rate lock commitments	165	0	165	0
Forward sales contract	1	0	1	0
Financial Liabilities
Interest rate swaps	1,075	0	1,075	0
Fair value hedge derivative	542	0	542	0

		Fair Value Measurements at December 31, 2024 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$115,107	$0	$115,107	$0
State and political subdivisions	504,880	0	504,880	0
Corporate bonds	17,448	0	16,039	1,409
Mortgage-backed securities-residential	492,867	0	492,867	0
Collateralized mortgage obligations	133,776	0	133,776	0
Small Business Administration	2,475	0	2,475	0
Total investment securities	1,266,553	0	1,265,144	1,409

Equity securities	277	277	0	0
Loans held for sale	5,005	0	5,005	0
Interest rate swaps	3,766	0	3,766	0
Interest rate lock commitments	19	0	19	0
Forward sales contract	17	0	17	0
Financial Liabilities
Interest rate swaps	3,766	0	3,766	0
Fair value hedge derivative	168	0	168	0

There were no significant transfers between Level 1 and Level 2 during the periods presented above.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended		Nine Months Ended
	September 30,		September 30,
(In Thousands of Dollars)	2025	2024	2025	2024
Beginning Balance	$1,419	$1,397	$1,409	$1,340
Transfers between levels	0	0	0	0
Acquired and/or purchased	0	0	0	0
Discount accretion (premium amortization)	15	13	44	39
Repayments, calls and maturities	(430)	0	(430)	0
Changes in unrealized gains (losses)	(46)	8	(65)	39
Ending Balance	$958	$1,418	$958	$1,418

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2025 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$14,014	$0	$0	$14,014
Other	6,801	0	0	6,801
Commercial and industrial	2,165	0	0	2,165
1–4 family residential	760	0	0	760
Consumer indirect	35	0	0	35
Mortgage servicing rights	986	0	986	0

		Fair Value Measurements at December 31, 2024 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Individually evaluated loans
Commercial real estate
Non-owner occupied	$7,286	$0	$0	$7,286
Commercial and industrial	2,418	0	0	2,418
1–4 family residential	1,132	0	0	1,132
Mortgage servicing rights	403	0	403	0

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended September 30, 2025 and December 31, 2024:

				Range
		Valuation	Unobservable	(Weighted
September 30, 2025	Fair value	Technique(s)	Input(s)	Average)
Individually evaluated loans
Commercial real estate	$20,815	Income Approach	Adjustment for difference between cap rates of comparable sales	(54.18%) - 64.63% (42.16%)
Commercial	2,165	Quoted price for collateral	Offer Price	10.09%
Residential	760	Sales comparison	Adjustment for differences between comparable sales	(19.40%) - 24.95% (10.22%)
Consumer indirect	35	Sales comparison	Adjustment for differences between comparable sales	(0.59%) - 0.59% 0.00%

				Range
		Valuation	Unobservable	(Weighted
December 31, 2024	Fair value	Technique(s)	Input(s)	Average)
Individually evaluated loans
Commercial real estate	$7,286	Income approach	Adjustment for difference between cap rates of comparable sales	(56.03%) - 69.02% (40.71%)
Commercial	2,418	Quoted price for collateral	Offer Price	6.67%
Residential	1,132	Sales comparison	Adjustment for differences between comparable sales	(8.91%) - (6.22%) (7.16%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at September 30, 2025 and December 31, 2024 are as follows:

		Fair Value Measurements at September 30, 2025 Using:
	Carrying
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$92,345	$23,812	$68,533	$0	$92,345
Restricted stock	27,469	n/a	n/a	n/a	n/a
Loans, net	3,298,252	0	0	3,210,416	3,210,416
Financial liabilities
Deposits	4,400,515	3,609,979	790,541	0	4,400,520
Short-term borrowings	235,000	0	235,000	0	235,000
Long-term borrowings	86,581	0	79,296	0	79,296

		Fair Value Measurements at December 31, 2024 Using:
	Carrying
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$85,738	$20,426	$65,312	$0	$85,738
Restricted stock	30,669	n/a	n/a	n/a	n/a
Loans, net	3,232,483	0	0	3,082,292	3,082,292
Financial liabilities
Deposits	4,266,779	3,429,116	835,967	0	4,265,083
Short-term borrowings	305,000	0	305,000	0	305,000
Long-term borrowings	86,150	0	78,721	0	78,721

Goodwill and Intangible Assets:

Goodwill associated with the Company’s past acquisitions totaled $167.4 million at September 30, 2025 and December 31, 2024. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As of September 30, 2025, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2025		December 31, 2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In Thousands of Dollars)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,975	$(7,211)	$7,975	$(7,088)
Non-compete contracts	457	(434)	457	(426)
Trade name	1,131	(488)	1,131	(468)
Core deposit intangible	32,115	(14,982)	32,115	(12,946)
Total	$41,678	$(23,115)	$41,678	$(20,928)

Aggregate amortization expense was $718,000 and $2.2 million for the three and nine month periods ended September 30, 2025.  Amortization expense was $629,000 and $1.9 million for the three and nine month periods ended September 30, 2024.

Estimated amortization expense for each of the next five periods and thereafter:

2025 (3 months)	$712
2026	2,798
2027	2,684
2028	2,674
2029	2,665
Thereafter	7,030
Total	$18,563

Leases:

The Company has operating leases for branch office locations, vehicles, land and certain office equipment such as printers and copiers. The leases have remaining lease terms of up to 16.8 years, some of which had options to extend the lease for up to 15 years. The right of use assets and lease liabilities were $7.7 million and $8.0 million as of September 30, 2025, respectively, and $9.7 million and $9.9 million at December 31, 2024, respectively. The right of use assets are included in other assets while the lease liabilities are included in other liabilities on the balance sheet.

Lease expense for the three and nine month periods ended September 30, 2025 was $392,000 and $1.0 million, respectively. Lease expense for the three and nine month periods ended September 30, 2024 was $327,000 and $985,000, respectively. The weighted-average remaining lease term for all leases was 8.68 years as of September 30, 2025. The weighted-average discount rate was 3.47% for all leases as of September 30, 2025.

Maturities of lease liabilities are as follows as of September 30, 2025:

2025 (3 months)	$347
2026	1,325
2027	1,192
2028	1,132
2029	1,016
Thereafter	4,419
Total Payments	9,431
Less: lease liability expense	(1,415)
Total	$8,016

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $89.7 million and fair value of $1.1 million in other assets and $1.1 million in other liabilities at September 30, 2025. At December 31, 2024, the Company had interest rate swaps associated with commercial loans with a notional value of $65.7 million and fair value of $3.8 million in other assets and $3.8 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the three or nine month periods ended September 30, 2025 and 2024.

Interest Rate Swap Designated as a Fair Value Hedge

The Company has one interest rate swap with a notional amount of $100.0 million that was in place at both September 30, 2025 and December 31, 2024. This swap is designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the Company’s state and political subdivision municipal bond portfolio. The gross aggregate fair value of the swap at September 30, 2025 is $(542,000) and is recorded as a $540,000 mark to market adjustment in other liabilities and $2,000 recorded to other assets for the accrued interest receivable in the Consolidated Balance Sheet. At December 31, 2024, the gross aggregate fair value of the swap was $(168,000) and was recorded as a $418,000 mark to market adjustment in other liabilities, and $250,000 was recorded to other assets for the accrued interest receivable in the Consolidated Balance Sheet. The Company expects the hedge to remain in effect for the remaining term of the swap, which matures August 2026. A summary of the interest rate swap designated as a fair value hedge is presented below:

(In Thousands of Dollars)	September 30, 2025	December 31, 2024
Notional amount fair value hedge	$100,000	$100,000
Fixed pay rates	4.35%	4.35%
Variable SOFR receive rates	4.24%	4.49%
Remaining maturity (in years)	0.8	1.6
Fair value	$(542)	$(168)

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

The net gains (losses) relating to non-designated derivative instruments used for risk management are included in Net Gains on Sale of Loans on the Consolidated Statements of Income and are summarized below for the quarters ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Forward sales contracts	$69	$(18)	$(16)	$0
Interest rate lock commitments	79	43	146	(12)

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Notional	Fair	Notional	Fair
(In Thousands of Dollars)	Amount	Value	Amount	Value
Included in other assets:
Forward sales contracts	$16,000	$1	$6,500	$17
Interest rate lock commitments	15,886	165	4,896	19
Total included in other assets	$31,886	$166	$11,396	$36

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic EPS
Net income (In thousands of dollars)	$12,461	$8,535	$39,949	$31,558
Weighted average shares outstanding	37,467,634	37,352,872	37,430,415	37,319,035
Basic earnings per share	$0.33	$0.23	$1.07	$0.85

Diluted EPS
Net income (In thousands of dollars)	$12,461	$8,535	$39,949	$31,558
Weighted average shares outstanding for basic earnings per share	37,467,634	37,352,872	37,430,415	37,319,035
Dilutive effect of restricted stock awards	209,490	214,083	195,684	175,503
Weighted average shares for diluted earnings per share	37,677,124	37,566,955	37,626,099	37,494,538
Diluted earnings per share	$0.33	$0.23	$1.06	$0.84

There were no restricted stock awards that were considered anti-dilutive for the three month period ended September 30, 2025 and 125,698 restricted stock awards that were considered anti-dilutive for the nine month periods ended September 30, 2025, respectively. There were no restricted stock awards that were considered anti-dilutive for the three month period ended September 30, 2024 and 167,178 restricted stock awards that were considered anti-dilutive for the nine month period ended September 30, 2024.

Stock Based Compensation:

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan replaced the 2017 Plan. There were 82,080 service time based share awards and 102,336 performance based share awards granted under the 2022 Plan during the nine month period ended September 30, 2025, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2027. As of September 30, 2025, 363,265 shares are still available to be awarded from the 2022 Plan. The 2017 Plan has been sunset.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $645,000 and $1.9 million for the three and nine months ended September 30, 2025, respectively. During prior periods, the expense recognized was $668,000 and $2.0 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $3.1 million of total unrecognized compensation expense related to the nonvested shares granted under the 2022 Plan. The remaining cost is expected to be recognized over 2.4 years.

The following is the activity under the 2017 Plan and the 2022 Plan during the nine month period ended September 30, 2025.

	Maximum	Weighted	Maximum	Weighted
	Awarded	Average	Awarded	Average
	Service	Grant Date	Performance	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	231,430	$14.35	222,920	$14.57
Granted	82,080	13.76	102,336	14.38
Vested	(132,833)	14.00	(47,514)	14.06
Forfeited	(1,762)	12.44	(8,085)	12.44
Ending balance - non-vested shares	178,915	$13.59	269,657	$14.13

The following is the activity under the Plans during the nine month period ended September 30, 2024.

	Maximum	Weighted	Maximum	Weighted
	Awarded	Average	Awarded	Average
	Service	Grant Date	Performance	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	253,776	$14.97	209,484	$15.01
Granted	71,925	12.97	99,253	13.81
Vested	(91,256)	12.76	(66,192)	13.79
Forfeited	(13,667)	16.35	(19,625)	15.05
Ending balance - non-vested shares	220,778	$14.30	222,920	$14.57

The 180,347 shares that vested during the nine month period ended September 30, 2025 had a weighted average fair value of $14.02 per share.

Other Comprehensive Income (Loss):

The following tables represent the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine month periods ended September 30, 2025 and 2024.

		Reclassification
	Net unrealized	adjustment for
	holding (losses)	(gains) losses
	gains on available	realized in income	Change in funded status
(In Thousands of Dollars)	for sale securities	on fair value hedge	of post-retirement plan	Total
Balance December 31, 2024	$(192,860)	$(403)	$(2)	$(193,265)
Other comprehensive income before reclassification	15,096	0	0	15,096
Amounts reclassified from accumulated other comprehensive (loss) income	1,054	(186)	0	868
Net current period other comprehensive (loss) income	16,150	(186)	0	15,964
Balance March 31, 2025	$(176,710)	$(589)	$(2)	$(177,301)
Other comprehensive income before reclassification	517	0	0	517
Amounts reclassified from accumulated other comprehensive income	0	46	0	46
Net current period other comprehensive income	517	46	0	563
Balance June 30, 2025	$(176,193)	$(543)	$(2)	$(176,738)
Other comprehensive income before reclassification	20,882	0	0	20,882
Amounts reclassified from accumulated other comprehensive income	758	13	0	771
Net current period other comprehensive income	21,640	13	0	21,653
Balance September 30, 2025	$(154,553)	$(530)	$(2)	$(155,085)

Balance December 31, 2023	$(171,539)	$(1,013)	$(2)	$(172,554)
Other comprehensive loss before reclassification	(15,149)	0	0	(15,149)
Amounts reclassified from accumulated other comprehensive income	1,686	1,063	0	2,749
Net current period other comprehensive (loss) income	(13,463)	1,063	0	(12,400)
Balance March 31, 2024	$(185,002)	$50	$(2)	$(184,954)
Other comprehensive loss before reclassification	(6,545)	0	0	(6,545)
Amounts reclassified from accumulated other comprehensive income	99	167	0	266
Net current period other comprehensive (loss) income	(6,446)	167	0	(6,279)
Balance June 30, 2024	$(191,448)	$217	$(2)	$(191,233)
Other comprehensive income before reclassification	41,452	0	0	41,452
Amounts reclassified from accumulated other comprehensive (loss) income	333	(1,503)	0	(1,170)
Net current period other comprehensive (loss) income	41,785	(1,503)	0	40,282
Balance September 30, 2024	$(149,663)	$(1,286)	$(2)	$(150,951)

Amounts reclassified out of each component of accumulated other comprehensive income (loss) were not material for the three and nine month periods ended September 30, 2025 and 2024.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of September 30, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at September 30, 2025 and December 31, 2024:

					To be Well Capitalized
			Requirement For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Common equity tier 1 capital ratio
Consolidated	$439,168	11.62%	$170,014	4.5%	N/A	N/A
Bank	475,456	12.64%	169,313	4.5%	244,563	6.5%
Total risk based capital ratio
Consolidated	569,913	15.08%	302,247	8.0%	N/A	N/A
Bank	516,200	13.72%	301,001	8.0%	376,251	10.0%
Tier 1 risk based capital ratio
Consolidated	457,168	12.10%	226,685	6.0%	N/A	N/A
Bank	475,456	12.64%	225,750	6.0%	301,001	8.0%
Tier 1 leverage ratio
Consolidated	457,168	8.75%	208,983	4.0%	N/A	N/A
Bank	475,456	9.12%	208,428	4.0%	260,535	5.0%

December 31, 2024
Common equity tier 1 capital ratio
Consolidated	$415,825	11.14%	$167,991	4.5%	N/A	N/A
Bank	442,747	11.88%	167,712	4.5%	$242,251	6.5%
Total risk based capital ratio
Consolidated	543,250	14.55%	298,651	8.0%	N/A	N/A
Bank	480,173	12.88%	298,155	8.0%	372,694	10.0%
Tier 1 risk based capital ratio
Consolidated	433,825	11.62%	223,988	6.0%	N/A	N/A
Bank	442,747	11.88%	223,616	6.0%	298,155	8.0%
Tier 1 leverage ratio
Consolidated	433,825	8.36%	207,544	4.0%	N/A	N/A
Bank	442,747	8.55%	207,066	4.0%	258,832	5.0%

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

Significant segment totals are reconciled to the financial statements as follows:

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
September 30, 2025
Total assets for reportable segments	$15,350	$5,221,722	$5,237,072
Eliminations and other			(1,497)
Total consolidated assets			$5,235,575

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
December 31, 2024
Total assets for reportable segments	$17,204	$5,104,012	$5,121,216
Eliminations and other			(2,292)
Total consolidated assets			$5,118,924

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Three Months Ended September 30, 2025
Interest income - loans including fees	$0	$48,603	$48,603
Interest income - investments	0	9,809	9,809
Trust fees	2,745	0	2,745
Retirement plan consulting fees	1,060	0	1,060
Total consolidated segment revenues	3,805	58,412	62,217
Reconciliation of revenue
Other revenues			8,579
Total consolidated revenues			70,796

Interest expense - deposits	0	20,372	20,372
Interest expense - borrowings	0	2,687	2,687
Provision for credit losses and unfunded loans	0	1,419	1,419
Payroll expenses	1,525	14,443	15,968
Total consolidated segment expenses	1,525	38,921	40,446

Segment profit	2,280	19,491	21,771
Reconciliation of expenses
Other expenses *			15,711
Total consolidated expenses			56,157

Total consolidated income before taxes			$14,639
Other segment disclosures
Occupancy and equipment	143	4,217	4,360
Intangible amortization	23	695	718

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Nine Months Ended September 30, 2025
Interest income - loans including fees	$0	$142,361	$142,361
Interest income - investments	0	29,052	29,052
Trust fees	7,982	0	7,982
Retirement plan consulting fees	2,641	0	2,641
Total consolidated segment revenues	10,623	171,413	182,036
Reconciliation of revenue
Other revenues			26,370
Total consolidated revenues			208,406

Interest expense - deposits	0	60,329	60,329
Interest expense - borrowings	0	8,620	8,620
Provision for credit losses and unfunded loans	0	4,763	4,763
Payroll expenses	4,440	42,382	46,822
Total consolidated segment expenses	4,440	116,094	120,534

Segment profit	6,183	55,319	61,502
Reconciliation of expenses
Other expenses *			40,559
Total consolidated expenses			161,093

Total consolidated income before taxes			$47,313
Other segment disclosures
Occupancy and equipment	426	12,165	12,591
Intangible amortization	69	2,119	2,188

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Three Months Ended September 30, 2024
Interest income - loans including fees	$0	$46,989	$46,989
Interest income - investments	0	9,175	9,175
Trust fees	2,544	0	2,544
Retirement plan consulting fees	677	0	677
Total consolidated segment revenues	3,221	56,164	59,385
Reconciliation of revenue
Other revenues			10,878
Total consolidated revenues			70,263

Interest expense - deposits	0	21,547	21,547
Interest expense - borrowings	0	4,500	4,500
Provision for credit losses and unfunded loans	0	7,008	7,008
Payroll expenses	1,429	13,428	14,857
Total consolidated segment expenses	1,429	46,483	47,912

Segment profit	1,792	9,681	11,473
Reconciliation of expenses
Other expenses *			12,218
Total consolidated expenses			60,130

Total consolidated income before taxes			$10,133
Other segment disclosures
Occupancy and equipment	79	3,877	3,956
Intangible amortization	12	617	629

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Nine Months Ended September 30, 2024
Interest income - loans including fees	$0	$138,519	$138,519
Interest income - investments	0	27,399	27,399
Trust fees	7,398	0	7,398
Retirement plan consulting fees	1,918	0	1,918
Total consolidated segment revenues	9,316	165,918	175,234
Reconciliation of revenue
Other revenues			24,891
Total consolidated revenues			200,125

Interest expense - deposits	0	60,096	60,096
Interest expense - borrowings	0	14,098	14,098
Provision for credit losses and unfunded loans	0	7,671	7,671
Payroll expenses	4,159	40,297	44,456
Total consolidated segment expenses	4,159	122,162	126,321

Segment profit	5,157	43,756	48,913
Reconciliation of expenses
Other expenses *			36,061
Total consolidated expenses			162,382

Total consolidated income before taxes			$37,743
Other segment disclosures
Occupancy and equipment	269	11,215	11,484
Intangible amortization	36	1,911	1,947

* The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") of $235.0 million at September 30, 2025, and $305.0 million at December 31, 2024. The interest rate on these borrowings was 4.20% at the period ended  September 30, 2025, and 4.45% at the period ended  December 31, 2024. These short-term borrowings were borrowed using the FHLB's short term repurchase advance program, as these products allow the most flexibility to meet the Bank's varying liquidity needs. These FHLB advances were secured by pledged assets which are described in the following Long-Term Borrowings footnote.

The Bank has access to a line of credit for $25.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no outstanding borrowings under this line at September 30, 2025 or December 31, 2024.

Farmers has one unsecured revolving line of credit for $5.0 million. This line can be renewed annually and has an interest rate of prime with a floor of 3.5%. There was no outstanding balance on this line at either September 30, 2025, or December 31, 2024.

Long-term borrowings:

There were no long-term advances from the FHLB at September 30, 2025, or at December 31, 2024.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.8 billion for the period ending  September 30, 2025 and $1.7 billion for the period ended  December 31, 2024. Based on this collateral, the Bank is eligible to borrow an additional $618.1 million at September 30, 2025.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due September 15, 2037 (the “junior subordinated debt securities”) at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at September 30, 2025 was 5.75% and at December 31, 2024 the rate was 6.07%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at September 30, 2025 was 6.10% and at December 31, 2024 the rate was 6.42%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at September 30, 2025 was 6.00% and at December 31, 2024 the rate was 6.32%.

In all three instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at September 30, 2025 and December 31, 2024:

(In Thousands of Dollars)	September 30, 2025	December 31, 2024
TSEO Statutory Trust I	$2,606	$2,570
Maple Leaf Financial Statutory Trust II	8,131	7,964
Cortland Statutory Trust I	4,479	4,437
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$15,216	$14,971
Subordinated Debentures	$71,365	$71,179
Total long-term borrowings	$86,581	$86,150

Tax Credit Investments:

The Company invests in qualified affordable housing projects, as well as solar investment tax credits.

At September 30, 2025 and December 31, 2024, the balance of the investment for qualified affordable housing projects was $26.5 million and $22.0 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $16.5 million and $13.9 million at September 30, 2025 and December 31, 2024. The Company expects to complete the fulfillment of these commitments during the year ending 2040.

In the third quarters ended September 30, 2025 and September 30, 2024, the Company recognized amortization expense of $539,000 and $513,000, respectively, from its investment in qualified affordable housing projects. In the nine month periods ended September 30, 2025 and September 30, 2024, the Company recognized amortization expense of $1.5 million and $1.3 million, respectively, from its investment in qualified affordable housing projects. This amortization expense was included within income tax expense on the consolidated statements of income.

Additionally, during the third quarters ended September 30, 2025 and September 30, 2024, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $666,000 and $602,000, respectively. In the nine month periods ended September 30, 2025 and September 30, 2024, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $1.8 million and $1.6 million, respectively. The qualified affordable housing investment credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the nine month periods ended September 30, 2025 and September 30, 2024, the Company did not incur impairment losses related to its investment in affordable housing tax credits.

In the first quarter of 2025, the Company began investing in solar investment tax credits and at September 30, 2025 the balance of the investment was $4.8 million. Total unfunded commitments related to the investments in solar investment tax credits totaled $3.9 million at  September 30, 2025. The Company expects this investment to be fully funded during 2025. There were no investments in solar investment tax credits at December 31, 2024.

In the third quarter ended September 30, 2025, the Company recognized amortization expense of $2.4 million from its investment in solar investment tax credits. In the nine month period ended September 30, 2025, the Company recognized amortization expense of $4.8 million from its investment in solar investment tax credits. This amortization expense was included within income tax expense on the consolidated statements of income.  The Company did not have a similar investment in 2024.

Additionally, during the third quarter ended September 30, 2025, the Company recognized tax credits and other benefits from its investment in solar investment tax credits of $2.6 million. In the nine month period ended September 30, 2025, the Company recognized tax credits and other benefits from its investment in solar investment tax credits of $5.2 million. The solar investment tax credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the nine month period ended September 30, 2025, the Company did not incur impairment losses related to its investment in solar investment tax credits.  The Company did not have a similar investment in 2024.

Subsequent event:

On October 22, 2025, the Company announced the signing of a definitive merger agreement (the "Merger Agreement") with Middlefield Banc Corp. ("Middlefield"), the holding company for The Middlefield Banking Company ("Middlefield Bank"), where Middlefield will merge with and into the Company in an all-stock transaction ("the Merger").

Pursuant to the Merger Agreement, each share of Middlefield common stock outstanding immediately prior to completion of the merger will be converted into the right to receive 2.6 shares of the Company's common stock.  Based on the Company's closing share price of $13.91 on October 20, 2025, the proposed transaction is valued at approximately $299.0 million, or $36.17 per Middlefield common share.  The merger is expected to qualify as a tax-free reorganization.  The transaction is subject to receipt of Middlefield and the Company's shareholder approvals and customary regulatory approvals.  The transaction is expected to close in the first quarter of 2026.

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

Results of Operations. The following is a comparison of selected financial ratios and other results at or for the three and nine month periods ended September 30, 2025 and 2024:

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(In Thousands, except Per Share Data)	2025	2024	2025	2024
Total assets	$5,235,575	$5,236,503	$5,235,575	$5,236,503
Net income	$12,461	$8,535	$39,949	$31,558
Diluted earnings per share	$0.33	$0.23	$1.06	$0.84
Return on average assets (annualized)	0.96%	0.66%	1.04%	0.83%
Return on average equity (annualized)	11.26%	8.18%	12.46%	10.51%
Net loans to assets	63.00%	61.96%	63.00%	61.96%
Loans to deposits	75.85%	75.21%	75.85%	75.21%

Net Income. The Company reported net income of $12.5 million, or $0.33 per diluted share, for the quarter ended September 30, 2025 compared to $8.5 million, or $0.23 per diluted share, for the quarter ended September 30, 2024. Net income for the third quarter of 2025 included pretax losses for the sale of investments securities and other assets totaling $962,000 and a charge of $3.1 million for consulting associated with the core selection and Jack Henry contract negotiation.  The new core platform contract will save the Company approximately $2.0 million per year, or $0.04 in diluted earnings per share, once the conversion is complete in August of 2026.

The Company reported net income of $39.9 million, or $1.06 per diluted share, for the nine months ended September 30, 2025 compared to $31.6 million, or $0.84 per diluted share, for the nine months ended September 30, 2024. The year-to-date results for 2025 included pretax losses for the sale of investments securities and other assets totaling $2.1 million and a charge of $3.1 million for consulting associated with the core selection and Jack Henry contract negotiation.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$3,311,535	$48,713	5.88%	$3,241,603	$47,060	5.81%
Taxable securities	1,134,806	7,466	2.63%	1,104,264	6,761	2.45%
Tax-exempt securities (2)	363,171	2,895	3.19%	379,551	2,992	3.15%
Other investments	40,940	459	4.48%	34,873	346	3.97%
Federal funds sold and other	71,823	466	2.60%	130,053	1,371	4.22%
TOTAL EARNING ASSETS	4,922,275	59,999	4.88%	4,890,344	58,530	4.79%
Nonearning assets	256,723			243,718
TOTAL ASSETS	$5,178,998			$5,134,062

INTEREST-BEARING LIABILITIES
Time deposits	$782,861	$6,825	3.49%	$753,163	$7,584	4.03%
Brokered time deposits	48,094	527	4.38%	26,062	286	4.39%
Savings deposits	1,177,080	4,566	1.55%	1,103,269	4,372	1.59%
Demand deposits - interest bearing	1,431,878	8,454	2.36%	1,411,520	9,305	2.64%
Total interest-bearing deposits	3,439,913	20,372	2.37%	3,294,014	21,547	2.62%

Short term borrowings	150,022	1,681	4.48%	289,652	3,477	4.80%
Long term borrowings	86,506	1,006	4.65%	87,368	1,023	4.68%
Total borrowed funds	236,528	2,687	4.54%	377,020	4,500	4.77%

TOTAL INTEREST-BEARING LIABILITIES	3,676,441	23,059	2.51%	3,671,034	26,047	2.84%

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits - noninterest bearing	1,007,534			983,274
Other liabilities	52,467			62,427
Stockholders' equity	442,556			417,327
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,178,998			$5,134,062
Net interest income and interest rate spread		$36,940	2.37%		$32,483	1.95%
Net interest margin			3.00%			2.66%

(1)	Rates are calculated on an annualized basis.
(2)

Interest on certain tax-exempt loans and tax-exempt securities in 2025 and 2024 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$3,282,794	$142,683	5.80%	$3,212,799	$138,746	5.76%
Taxable securities	1,137,393	21,946	2.57%	1,108,055	19,988	2.41%
Tax-exempt securities (2)	368,209	8,785	3.18%	389,094	9,174	3.14%
Other investments	41,760	1,462	4.67%	34,243	1,030	4.01%
Federal funds sold and other	70,407	1,405	2.66%	93,601	2,740	3.90%
TOTAL EARNING ASSETS	4,900,563	176,281	4.80%	4,837,792	171,678	4.73%
Nonearning assets	243,133			229,966
TOTAL ASSETS	$5,143,696			$5,067,758

INTEREST-BEARING LIABILITIES
Time deposits	$751,144	$20,041	3.56%	$741,450	$21,865	3.93%
Brokered time deposits	95,634	3,112	4.34%	8,751	286	4.36%
Savings deposits	1,146,098	12,861	1.50%	1,096,788	12,087	1.47%
Demand deposits - interest bearing	1,421,764	24,315	2.28%	1,386,390	25,857	2.49%
Total interest-bearing deposits	3,414,640	60,329	2.36%	3,233,379	60,095	2.48%

Short term borrowings	168,480	5,634	4.46%	304,607	11,000	4.81%
Long term borrowings	86,358	2,986	4.61%	88,304	3,098	4.68%
Total borrowed funds	254,838	8,620	4.51%	392,911	14,098	4.78%

TOTAL INTEREST-BEARING LIABILITIES	3,669,478	68,949	2.51%	3,626,290	74,193	2.73%

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	992,824			983,576
Other liabilities	54,014			57,577
Stockholders' equity	427,380			400,315
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,143,696			$5,067,758
Net interest income and interest rate spread		$107,332	2.29%		$97,485	2.00%
Net interest margin			2.92%			2.69%

(1)	Rates are calculated on an annualized basis.
(2)

Interest on certain tax-exempt loans and tax-exempt securities in 2025 and 2024 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%

Net Interest Income. Net interest income for the three months ended September 30, 2025, was $36.3 million compared to $31.9 million for the three months ended September 30, 2024. A 34 basis point increase in the net interest margin along with a higher earning asset base were the primary reasons for this increase.

The net interest margin for the three-month period ended September 30, 2025, was 3.00% compared to 2.66% for the same period in 2024. Interest-earning asset yields increased 9 basis points in the third quarter of 2025 compared to the third quarter of 2024 while the cost of interest-bearing liabilities decreased 33 basis points when comparing these two periods. This decrease in interest-bearing liabilities resulted from a reduction in the average short term borrowings balances and a 32 basis point reduction in short term borrowing rates in comparing the third quarter of 2024 to the third quarter of 2025.  Deposit costs have also declined 25 basis points in the same time period.

Net interest income for the nine month period ended September 30, 2025, was $105.4 million compared to $95.6 million for the same period in 2024.  The increase in net interest income was driven by the same factors as discussed above.  The net interest margin was 2.92% for the nine month period ended September 30, 2025 compared to 2.69% for the same period in 2024.  The increase in net interest margin for the nine month period ended September 30, 2025, was also driven by the same factors discussed previously.

Provision for Credit Losses and Provision for Unfunded Loans. The provision for credit losses and unfunded loans was $1.4 million for the three months ended September 30, 2025, compared to $7.0 million for the three months ended September 30, 2024. The provision in the third quarter of 2024 was impacted by a single commercial office loan that resulted in a charge-off of $4.4 million and the establishment of a specific reserve on the credit in the amount of $1.2 million.

For the first nine months of 2025, the Company recorded a provision for credit losses and unfunded loans of $4.8 million compared to a provision for credit losses and unfunded loans of $7.7 million for the same period of 2024.  The decreased provision for credit losses was primarily due to the decreased level of net charge-offs.

Noninterest Income. Noninterest income for the third quarter of 2025 was of $11.4 million compared to $12.3 million for the third quarter of 2024. This decrease was primarily due to larger losses on the sale of securities in the third quarter of 2025 along with lower SBIC income in 2025.

Service charges on deposit accounts declined $118,000 to $1.9 million for the third quarter of 2025 compared to $2.0 million for the third quarter in 2024. Bank owned life insurance income increased $164,000 during the third quarter of 2025 to $852,000 compared to $688,000 in the third quarter of 2024.  The Company purchased an additional $15.0 million in policies during the first quarter of 2025 and policy crediting rates have increased over the last twelve months. Trust fees increased to $2.7 million at September 30, 2025, from $2.5 million at September 30, 2024. The increase was due to continued growth in the business unit. Insurance agency commissions were $1.4 million in the third quarter of 2025 and 2024.  Loss on the sale of securities totaled $927,000 in the third quarter of 2025 compared to losses on the sale of securities of $403,000 during the third quarter of 2024.  The Company restructured $28.5 million of securities in the third quarter of 2025 and reinvested the proceeds into securities yielding approximately 220 basis points more than the securities sold.  Retirement plan consulting fees increased to $1.1 million in the third quarter of 2025 from $677,000 in the third quarter of 2024 primarily due to the acquisition of Crest Retirement Advisors LLC in late December of 2024.  Investment commissions grew $182,000 in the third quarter of 2025 compared to the third quarter of 2024.  The Company has a strong sales team in this line of business and is looking to grow with deeper penetration into newer markets.  Debit card income grew from $2.0 million in the third quarter of 2024 to $2.1 million in the third quarter of 2025 as better volumes were realized in the current period.  Other noninterest income was $954,000 in the third quarter of 2025 compared to $2.6 million in the third quarter of 2024.  SBIC income was $1.1 million in the third quarter of 2024 compared to $258,000 in the third quarter of 2025.  The Company also realized gains on the sale of assets of $404,000 in the third quarter of 2024 compared to losses on the sale of assets of $102,000 in the third quarter of 2025.

For the nine months ended September 30, 2025, noninterest income increased by $3.7 million compared to the nine months ended September 30, 2024.  The increase was primarily due to improved profitability across all fee based lines of business and a lower level of losses on the sale of available for sale securities.

Service charges on deposit accounts decreased $40,000 in the first nine months of 2025 compared to the same period in 2024.  Bank owned life insurance income increased to $2.5 million for the nine months ended September 30, 2025 compared to $2.0 million for the nine months ended September 30, 2024.  The Company purchased an additional $15.0 million in policies during the first quarter of 2025 and policy crediting rates have increased over the last twelve months. Trust fees increased to $8.0 million in the first nine months of 2025 from $7.4 million in the first nine months of 2024 due to continued strong growth in this line of business.  Insurance agency commissions were $5.0 million for the nine months ended September 30, 2025 compared to $4.2 million for the same period in 2024.  The Company shared in the commission from the purchase of the new BOLI policies which added $329,000 to insurance commissions for the year.  Annuity sales also continue to drive growth.  Loss on the sale of securities was $2.2 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively.  The bank restructured $52.3 million throughout 2025 resulting in the loss realized on the sale.  Retirement plan consulting fees increased to $2.6 million in the first nine months of 2025 from $1.9 million in the same period of 2024, primarily due to the acquisition of Crest Retirement Advisors LLC in late December of 2024.  Investment commissions grew $522,000 in the first nine months of 2025 compared to the same time frame in 2024.  The Company has a strong sales team in this line of business and is looking to grow with deeper penetration into newer markets.  Debit card income grew from $5.3 million in the first nine of 2024 to $6.0 million in the first nine months of 2025 as better volumes were realized in the current period.  Other noninterest income decreased to $3.3 million in the first nine months of 2025 from $3.9 million in the first nine months of 2024.  SBIC income was $1.5 million in the first nine months of 2025 and 2024.

Noninterest Expense. Noninterest expense totaled $31.7 million for the quarter ended September 30, 2025 compared to $27.1 million for the quarter ended September 30, 2024. Salaries and employee benefits were $16.0 million in the third quarter of 2025 compared to $14.9 million in the third quarter of 2024. The increase was primarily driven by higher salaries associated with employee raises, the acquisition of Crest Retirement in the fourth quarter of 2024 and higher commission expense from increased revenue in the fee-based businesses.  Occupancy and equipment expense increased to $4.4 million in the third quarter of 2025 from $4.0 million in the third quarter of 2024 due to increased maintenance costs in 2025.  Professional fees declined to $990,000 in the third quarter of 2025 from $1.1 million in the third quarter of 2024 due primarily to lower legal expenses in 2025.  FDIC and state and local taxes improved by $268,000 to $1.2 million in the third quarter of 2025 compared to $1.5 million in the third quarter of 2024.  The Company incurred $3.1 million in expense in the third quarter of 2025 related to consulting services associated with the strategic decision to transition core platform vendors. Core processing expense increased to $1.4 million in the third quarter of 2025 from $1.2 million in the third quarter of 2024.  The increase was due to annual increases and timing differences.

Noninterest expense increased to $87.4 million for the nine months ended September 30, 2025 from $80.5 million for the same period in 2024.  Salaries and employee benefits were $46.9 million in the first nine months of 2025 compared to $44.5 million in the first nine months of 2024.  The increase was primarily driven by higher salaries associated with employee raises, the acquisition of Crest Retirement in the fourth quarter of 2024 and higher commission expense from increased revenue in the fee-based businesses. Occupancy and equipment expense increased $1.1 million from $11.5 million for the nine months ended September 30, 2024 to $12.6 million for the same period in 2025 due to increased maintenance costs in 2025.  The Company incurred $3.1 million in expense in the third quarter of 2025 related to consulting services associated with the strategic decision to transition core platform vendors.  Core processing charges were $4.2 million for the first nine months of 2025 compared to $3.4 million for the first nine months of 2024 as a result of annual increases and timing differences.

Income Taxes. Income tax expense was $2.2 million for the three months ended September 30, 2025 compared to $1.6 million for the three months ended September 30, 2024 due to higher pretax income in the third quarter of 2025.

Income tax expense was $7.4 million for the nine months ended September 30, 2025 compared to $6.2 million for the same period in 2024 due to higher pretax income in 2025.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $6.6 million during the first nine months of 2025 to $92.4 million from $85.7 million at December 31, 2024. The increase in the cash balances was primarily due to the Company intentionally holding more liquidity on its balance sheet at September 30, 2025.

Securities. The Company had securities available for sale totaling $1.3 billion as of September 30, 2025 and December 31, 2024. Net unrealized losses on the portfolio totaled $195.6 million at September 30, 2025, compared to $244.1 million at December 31, 2024. The Company anticipates continued volatility in the bond market in 2025, which will continue to affect the value of the portfolio.

Loans. Net loans (excluding loans held for sale) increased to $3.30 billion at September 30, 2025 from $3.23 billion at December 31, 2024. The increase in 2025 is primarily due to increases in commercial real estate loans.

The following tables present the amortized cost basis of the Company's commercial real estate portfolio segment by industry as of September 30, 2025 and December 31, 2024:

		% of Commercial		Weighted Average	Weighted Average
(In Thousands of Dollars)	Amortized Cost	Real Estate	% of Total Portfolio	Loan-to-Value	Occupancy
September 30, 2025
Commercial real estate
Retail	$344,064	20.96%	10.31%	51.92%	85.23%
Farmland	214,063	13.04%	6.41%	49.00%	100.00%
Warehouse/Industrial	226,907	13.82%	6.80%	52.49%	91.34%
Office	196,580	11.98%	5.89%	59.34%	80.07%
Multifamily	190,213	11.59%	5.70%	60.50%	75.38%
Medical	147,793	9.00%	4.43%	57.75%	92.38%
Hotel	45,051	2.74%	1.35%	44.63%	75.75%
Special Purpose	79,433	4.84%	2.38%	51.45%	98.61%
Restaurant	47,613	2.90%	1.43%	49.97%	100.00%
Multifamily - Construction	63,911	3.89%	1.91%	59.25%	49.07%
All Other	85,946	5.24%	2.57%	45.69%	95.69%
Total	$1,641,574	100.00%	49.18%

		% of Commercial		Weighted Average	Weighted Average
(In Thousands of Dollars)	Amortized Cost	Real Estate	% of Total Portfolio	Loan-to-Value	Occupancy
December 31, 2024
Commercial real estate
Retail	$345,354	21.75%	10.57%	53.93%	85.07%
Farmland	206,600	13.01%	6.32%	49.63%	100.00%
Warehouse/Industrial	186,316	11.73%	5.70%	54.26%	72.23%
Office	192,269	12.11%	5.88%	53.70%	74.06%
Multifamily	158,168	9.96%	4.84%	61.16%	85.75%
Medical	147,353	9.28%	4.51%	46.27%	92.60%
Hotel	44,301	2.79%	1.36%	45.24%	79.65%
Special Purpose	85,361	5.37%	2.61%	51.83%	98.53%
Restaurant	50,990	3.21%	1.56%	51.36%	100.00%
Multifamily - Construction	73,857	4.65%	2.26%	53.28%	29.61%
All Other	97,605	6.14%	2.99%	48.05%	94.97%
Total	$1,588,174	100.00%	48.60%

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The amortized cost balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	9/30/2025	6/30/2025	3/31/2025	12/31/2024	9/30/2024
Nonperforming loans	$35,344	$27,819	$20,724	$22,818	$19,076
Nonperforming loans as a % of total loans	1.06%	0.84%	0.64%	0.70%	0.58%
Non-performing assets	$35,519	$28,052	$20,902	$22,093	$19,137
Non-performing assets as a % of total assets	0.68%	0.54%	0.41%	0.45%	0.37%
Loans delinquent 30-89 days	$16,083	$17,727	$11,192	$13,032	$15,562
Loans delinquent 30-89 days as a % of total loans	0.48%	0.54%	0.34%	0.40%	0.47%
Allowance for credit losses	$39,528	$35,863	$35,549	$35,863	$36,186
Allowance for credit losses as a % of total loans	1.18%	1.17%	1.09%	1.10%	1.10%
Allowance for credit losses as a % of nonperforming loans	111.84%	138.62%	171.54%	157.17%	189.69%
Net charge-offs for the quarter	$536	$572	$336	$635	$4,612
Annualized net charge-offs to average net loans outstanding	0.07%	0.07%	0.04%	0.08%	0.58%

The Company's allowance for credit losses increased to $39.5 million for the period ended September 30, 2025, from $35.9 million for the period ended December 31, 2024. The increase in provision was primarily driven by $4.9 million in specific reserves placed on four nonperforming loans.  The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at September 30, 2025 is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased to $4.40 billion at September 30, 2025 from $4.27 billion at December 31, 2024.  Customer deposits grew $208.7 million, including an increase of $100.4 million in public funds.  The additional deposits were used to pay down borrowings.

Short-term Borrowings. Total short-term borrowing balances decreased from $305.0 million at December 31, 2024 to $235.0 million at September 30, 2025. This decrease was due to the Company using the proceeds from deposits to pay down short-term borrowings.

Total Stockholders' Equity. Total stockholders’ equity increased to $465.9 million at September 30, 2025 from $406.0 million at December 31, 2024. The increase was primarily due to a $38.2 million decrease in the accumulated other comprehensive loss coupled with growth in retained earnings of $20.8 million due to $39.9 million of net income recognized during the first nine months of the year partially offset by dividends paid on outstanding common shares.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At September 30, 2025, the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 11.62%, total risk-based capital ratio stood at 15.08%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 12.10% and 8.75%, respectively, at September 30, 2025. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2025.

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

For example, compared to the Company’s central scenario that is based on a four-quarter forecasted change in U.S. real GDP of 1.80% from 4Q2025 to 4Q2026, U.S. PCE inflation of 2.60%, and U.S. unemployment of 4.40%, the Company’s relative adverse scenario assumes a four-quarter forecast with a contraction of U.S. real GDP, a PCE inflation between 5.00% and 7.00% and an elevated U.S. unemployment rate between 6.00% and 7.00%. This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•	The impacts of changes in the MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•	Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of September 30, 2025, the Company compared the modeled estimates under its relative adverse scenario for two of the Company’s largest loan pools to its central scenario for the same loan pools. Without considering offsetting or correlated effects in other qualitative components of the Company’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:

•	An increase of approximately $654,000 for residential real estate loans and lending-related commitments
•	An increase of approximately $972,000 for commercial real estate non-owner occupied loans and lending-related commitments

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

Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Company believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended September 30, 2025.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At September 30, 2025, on a consolidated basis, Farmers had intangibles of $18.6 million subject to amortization and $167.5 million in goodwill, which was not subject to periodic amortization.

Liquidity

The Company maintains, in the opinion of management, liquidity sufficient to satisfy depositors’ requirements and to meet the credit needs of customers. The Company depends on its ability to maintain its market share of deposits as well as its potential to acquire new funds. The Company’s ability to attract deposits and borrow funds depends in large measure on its profitability, capitalization and overall financial condition. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of liquidity for the Company include assets considered relatively liquid, such as federal funds sold, cash-due from banks, as well as cash flows from maturities and repayments of loans, and to a lesser extent securities.

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. The Bank has a line of credit totaling $25.0 million and the Company has a revolving line of credit with a correspondent bank totaling $5.0 million. There was no balance on either of these lines at September 30, 2025 or December 31, 2024. The Company also has access to borrow $12.0 million at the Federal Reserve Discount Window, however, there was no balance on this line at September 30, 2025 or December 31, 2024. The Federal Reserve Discount Window can be an additional source of funds with the posting of additional collateral. As of September 30, 2025, the Bank had $235.0 million in outstanding balances with the FHLB. Additional borrowing capacity at the FHLB was approximately $618.1 million at September 30, 2025. The Bank views its membership in the FHLB as a solid source of liquidity.  Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $704.4 million at September 30, 2025, and $692.4 million at December 31, 2024. Additionally, the Company has committed up to $20.2 million in subscriptions in SBIC investment funds and at September 30, 2025, the Company had invested $15.5 million in these funds.

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

Changes In Interest Rate	September 30, 2025	December 31, 2024	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+400	-7.4%	-9.0%	-12.5%
+300	-5.9%	-7.0%	-10.0%
+200	-3.9%	-4.7%	-7.5%
+100	-2.0%	-2.5%	-5.0%
-100	1.6%	2.2%	-5.0%
-200	2.8%	3.9%	-10.0%
-300	4.0%	5.5%	-15.0%
-400	4.2%	6.1%	-20.0%
Net Present Value Of Equity Change
+400	-29.6%	-37.2%	-12.5%
+300	-22.0%	-27.3%	-10.0%
+200	-13.8%	-17.7%	-7.5%
+100	-6.7%	-9.0%	-5.0%
-100	3.5%	5.5%	-10.0%
-200	3.2%	7.1%	-15.0%
-300	-1.5%	4.4%	-20.0%
-400	-4.3%	1.5%	-25.0%

The yield curve has changed dramatically over the past three years. From March 2022 to July 2023, in an intense effort to diffuse inflation, the Federal Open Market Committee raised the discount rate from 0.25% to 5.50%. The committee then held the discount rate at 5.50% until September 2024 when they cut the discount rate by a total of 100 basis points over the last four months of 2024. These rate cuts were an attempt to guide the economy into a “soft landing”, where the still comparatively elevated rate was set at a level that was intended to continue to bring down inflation without having a negative impact on the job market or the economy.  There were no further changes to the discount rate until September 2025 when the Committee decreased the rate by 25 basis points to address a weakening labor market and the cut is intended to stimulate economic growth by lowering borrowing costs.  The current discount rate is 4.25%.

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

The remaining results of the simulations in the table above indicate that interest rate change results fall within internal limits established by the Company at both September 30, 2025, and December 31, 2024. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following  information updates our risk factors and should be read in conjunction with the risk factors disclosed in Part 1, Item 1A, “Risk Factors,” contained in the Company’s 2024 Annual Report on Form10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

Risks Related to the Merger

Following the Merger, we may be unable to integrate the business of the Company and Middlefield successfully or realize the anticipated benefits of the Merger.

The Merger involves the combination of two companies that currently operate as independent companies. The combination of two independent businesses is complex, costly and time-consuming, and we will be required to devote significant management attention and resources to integrating the business practices and operations of Middlefield into ours. Potential difficulties that we may encounter as part of the integration process include the following:

•

the inability to successfully combine our business and Middlefield’s business in a manner that permits us to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Merger;

•

complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on depositors, borrowers, employees and other constituencies;

•	the inability to retain the service of key management and other key personnel;
•	the assumption of contractual obligations with less favorable or more restrictive terms; and
•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger.

In addition, we and Middlefield have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in diversion of the attention of each company’s management and the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect each company’s ability to maintain relationships with depositors, borrowers, employees and other constituencies or achieve the anticipated benefits of the Merger or could reduce each company’s earnings or otherwise adversely affect our business, results of operations and financial condition following the Merger.

We have incurred, and will incur, significant transaction-related costs in connection with the Merger.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus, and filing and other fees to be paid to Securities and Exchange Commission (the “SEC”) and other regulatory agencies in connection with the Merger. These fees and costs will be significant. If the Merger is not completed, we may have to recognize these expenses without realizing the expected benefits of the Merger.

In addition, we also expect to incur a number of non-recurring transaction-related costs associated with combining the operations of the two companies and achieving desired synergies. Additional unanticipated costs may be incurred in the integration of our business with the business of Middlefield. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

We may not consummate the Merger on the terms currently contemplated or at all.

We may not consummate the Merger, which is subject to the satisfaction of customary closing conditions. These conditions include, but are not limited to, (a) the approval of the Merger by the shareholders of the Company; (b) the approval of the Merger by the shareholders of Middlefield; (c) the approval for listing on The NASDAQ Stock Market, subject to official notice of issuance, of the Company common shares to be issued in the Merger; (d) the effectiveness of the registration statement on Form S-4 to be filed by the Company with the SEC to register the Company common shares to be issued to the shareholders of Middlefield in the Merger; (e) the absence of any injunctions or other legal restraints preventing or rendering illegal the transactions contemplated by the Merger Agreement; (f) the receipt of regulatory and other governmental approvals required to consummate the Merger and the bank merger and the expiration of applicable waiting periods; (g) the accuracy of specified representations and warranties of each party; and (h) the receipt by each party of an opinion from its legal counsel to the effect that the Merger will qualify as a “reorganization” for U.S. federal income tax purposes. In addition, satisfying the conditions to and completion of the Merger may take longer, and could cost more, than we currently expect. There can be no assurance that such conditions will be satisfied or that the Merger will be consummated on the terms currently contemplated or at all.

Failure to complete the Merger could negatively impact the price of our common shares and have a material adverse effect on our results of operations, cash flows and financial position.

If the Merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals, we may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on the price of our common shares;
•	we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting and financial advisor fees;
•

matters relating to the Merger (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

•	litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Merger Agreement.

If the Merger is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, liquidity, financial condition and the price of our common shares.

Securities class action and derivative lawsuits may be brought against us in connection with the Merger, which could result in substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements.  Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

The synergies attributable to the Merger may vary from expectations.

We may fail to realize the anticipated benefits and synergies expected from the Merger, which could adversely affect our business, financial condition and results of operations. The success of the Merger will depend, in significant part, on our ability to successfully integrate the acquired business, grow our revenue and realize the anticipated strategic benefits and synergies from the combination. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Merger. This growth and the anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than expected. Actual operating, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Merger within the anticipated timing or at all, our business, financial condition and results of operations may be adversely affected.

The market price for our common shares may decline in the future as a result of the Merger.

The market price of our common shares may decline in the future as a result of the Merger for a number of reasons, including due to:

●	an unsuccessful integration of Middlefield (including for the reasons set forth in the preceding risk factors); or

●	the failure of the combined company to achieve the perceived benefits of the Merger, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts.

These factors are, to some extent, beyond our control. As a consequence, our shareholders could lose the value of their investment in our common shares.

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

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
Beginning balance				497,047
July 1 - 31	11,117	$14.23	0	497,047
August 1 - 31	0	0	0	497,047
September 1 - 30	0	0	0	497,047
Ending balance	11,117	14.23	0	497,047

There was no treasury stock activity under the program during the three month period ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

* Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS NATIONAL BANC CORP.

Dated: November 6, 2025

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 6, 2025

/s/ A. Troy Adair
A. Troy Adair Senior Executive Vice President, Chief Financial Officer and Secretary